Form 10-Q
period 1997-09-30
SONIC AUTOMOTIVE INC
filed 1997-11-20
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number


                             SONIC AUTOMOTIVE, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                       56-2010790
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)


            5401 E Independence Blvd, Charlotte, North Carolina 28212
               (Address of principal executive offices) (Zip Code)

                                 (704) 532-3320
              (Registrant's telephone number, including area code)
                       ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----     ----

As of November 17, 1997, there were 11,250,000 shares of $0.01 par value common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  Combined and Consolidated Financial                       3
               Statements (Unaudited)

         Combined and Consolidated Balance Sheets -
               December 31, 1996 and September 30, 1997

         Combined and Consolidated Statements of Income -
         Three-month and Nine-month periods ended
         September 30, 1996 and September 30, 1997

         Combined and Consolidated Statement
         of Stockholders' Equity - Nine-month period ended September 30, 1997

         Combined and Consolidated Statements of Cash Flows -
         Nine-month periods ended September 30, 1996
         and September 30, 1997

         Notes to Unaudited Combined and Consolidated Financial Statements


ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           15


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                          21

SIGNATURES                                                         22

                         PART I - FINANCIAL INFORMATION
             ITEM 1. COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS.

                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
                    COMBINED AND CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                September 30,
                                                     December 31,    1997
                                                        1996      (Unaudited)
                                                      ---------   -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ........................  $  6,679      $ 14,100
 Marketable equity securities .....................       638         1,027
 Receivables (net of allowance for doubtful
   accounts of $225 and $875)......................    11,908        15,582
 Inventories (Notes 1 and 3).......................    71,550        89,576
 Deferred income taxes.............................       280           256
 Other current assets..............................       333           896
                                                     --------      --------

   Total current assets ...........................    91,388       121,437
                                                     --------      --------

PROPERTY AND EQUIPMENT, NET........................    12,467        15,597

GOODWILL, NET (Note 2).............................     4,266        23,652

DUE FROM AFFILIATES (Note 6) ......................     2,466           871

OTHER ASSETS ......................................       389           318
                                                     --------      --------

TOTAL ASSETS ......................................  $110,976      $161,875
                                                     ========      ========


See notes to unaudited combined and consolidated financial statements.

                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
                    COMBINED AND CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               September 30,
                                                  December 31,      1997
                                                      1996       (Unaudited)
                                                  -----------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable - floor plan (Note 3)...............  $ 63,893      $ 85,008
 Trade accounts payable ...........................     3,643         5,537
 Accrued interest .................................       521           437
 Other accrued liabilities ........................     3,032         5,332
 Payable to Company's Chairman (Note 2)............        --         3,500
 Current maturities of long-term debt .............       519           487
                                                     --------      --------

    Total current liabilities .....................    71,608       100,301

LONG-TERM DEBT (Note 4)............................     5,286        25,805

PAYABLE TO AFFILIATED COMPANIES....................       914           839

DEFERRED INCOME TAXES .............................     1,059           971

INCOME TAX PAYABLE (Note 5)........................     5,500         3,871

MINORITY INTEREST..................................       314            --
                                                     --------      --------

    Total liabilities .............................    84,681       131,787
                                                     --------      --------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 1):
 Preferred stock, $.10 par value, 3,000,000 shares
   authorized and unissued ........................        --            --
 Class A Common stock, $.01 par, 50,000,000 shares
   authorized and unissued ........................        --            --
 Class B Common Stock, $.01 par, 15,000,000 shares
 authorized, 6,250,000 shares issued and
   outstanding ....................................        63            63
 Paid-in capital ..................................    13,333        14,941
 Retained earnings ................................    12,993        15,081
 Unrealized (loss)/gain on marketable equity
   securities .....................................       (94)            3
                                                     --------      --------

    Total stockholders' equity ....................    26,295        30,088
                                                     --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........  $110,976      $161,875
                                                     ========      ========

See notes to unaudited combined and consolidated financial statements.

                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
                 COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                           1996       1997
                                                         -------   --------

REVENUES:
 Vehicle sales ...............................          $ 80,696   $110,407
 Parts, service and collision repair .........            11,230     13,411
 Finance and insurance .......................             1,917      3,282
                                                        --------    -------
        Total revenues .......................            93,843    127,100
COST OF SALES ................................            82,329    112,251
                                                        --------    -------

GROSS PROFIT .................................            11,514     14,849
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .             8,619     11,260
DEPRECIATION AND AMORTIZATION ................               431        376
                                                        --------    -------

OPERATING INCOME .............................             2,464      3,213
                                                        --------    -------

OTHER INCOME AND EXPENSES:
 Interest expense, floorplan .................             1,277      1,987
 Interest expense, other .....................               132        112
 Gain on sale of marketable equity securities                  -        157
 Other income ................................                66        254
                                                        --------    -------
  Total other expense ........................             1,343      1,688
                                                        --------    -------

INCOME BEFORE INCOME TAXES AND MINORITY
 INTEREST ....................................             1,121      1,525
PROVISION FOR INCOME TAXES ...................               431        614
                                                        --------    -------

INCOME BEFORE MINORITY INTEREST...............               690        911
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY ..                10          -
                                                        --------    -------

NET INCOME ...................................               680        911
                                                        --------    -------

NET INCOME PER SHARE .........................          $   0.11    $  0.15
                                                        ========    =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.             6,250      6,250
                                                        ========    =======




See notes to unaudited combined and consolidated financial statements.

                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
                 COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                         1996        1997
                                                        --------    ------

REVENUES:
 Vehicle sales ................................       $245,029    $295,485
 Parts, service and collision repair ..........         32,235      36,317
 Finance and insurance ........................          6,194       8,046
                                                      --------    --------
        Total revenues ........................        283,458     339,848
COST OF SALES .................................        249,520     300,673
                                                      --------    --------

GROSS PROFIT ..................................         33,938      39,175
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..         25,210      29,673
DEPRECIATION AND AMORTIZATION .................            791         772
                                                      --------    --------

OPERATING INCOME ..............................          7,937       8,730
                                                      --------    --------

OTHER INCOME AND EXPENSES:
 Interest expense, floorplan ..................          4,078       5,005
 Interest expense, other ......................            316         382
 Gain on sale of marketable equity securities .            279         292
 Other income .................................            157         394
                                                      --------    --------
  Total other expense .........................          3,958       4,701
                                                      --------    --------

INCOME BEFORE INCOME TAXES AND MINORITY
 INTEREST .....................................          3,979       4,029
PROVISION FOR INCOME TAXES ....................          1,524       1,531
                                                      --------    --------

INCOME BEFORE MINORITY INTEREST ...............          2,455       2,498
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY....             50          47
                                                      --------    --------


NET INCOME ....................................       $  2,405    $  2,451
                                                      ========    ========

NET INCOME PER SHARE ..........................       $   0.38    $   0.39
                                                      ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..          6,250       6,250
                                                      ========    ========



See notes to unaudited combined and consolidated financial statements.






                                                   SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
                                              COMBINED AND CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                          (Dollars and shares in thousands)
                                                                     (Unaudited)

                                                                                      Unrealized
                                                                                      (Loss)/Gain
                                               Common Stock  Additional             on Marketable       Total
                                               ------------    Paid-In    Retained       Equity       Stockholders'
                                              Shares  Amount   Capital    Earnings     Securities        Equity
                                              ------  -----    ------    ---------     ----------       --------

BALANCE DECEMBER 31, 1996 ............        6,250  $  63     $13,333     $12,993         $(94)          $26,295

 Capital contribution (unaudited).....           --     --       3,208          --           --             3,208

 Stock redemption (unaudited) (Note 6)           --     --      (1,600)         --           --            (1,600)

 Dividend (unaudited).................           --     --          --        (363)          --              (363)

 Net income (unaudited)...............           --     --          --       2,451           --             2,451

 Change in net unrealized loss on
  marketable equity
  securities (unaudited)..............           --     --          --          --           97                97
                                             ------   ----     -------     -------        -----           -------

BALANCE SEPTEMBER 30, 1997 (Unaudited)        6,250   $ 63     $14,941     $15,081           $3           $30,088
                                             ======   ====     =======     =======        =====           =======





See notes to unaudited combined and consolidated financial statements.

                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
               COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                               1996        1997
                                                               -----      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................    $  2,405    $ 2,451
                                                             --------    -------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization ........................         791        772
  Minority interest ....................................          50         47
  Loss on disposal of property and equipment ...........          80         31
  Gain on sale of marketable equity securities .........        (279)      (292)
  Deferred income taxes ................................         (62)       (65)
     Changes in assets and liabilities that
     relate to operations:
    (Increase) decrease in receivables ..................     (1,878)       855
    (Increase) decrease in inventories ..................     (7,289)     8,307
    (Increase) decrease in other current assets .........       (240)       126
    Increase (decrease) in other non-current assets .....        (40)        52
    Increase (decrease) in notes payable-floor plan .....      4,763     (3,607)
    Increase (decrease) in accounts payable and
     accrued expenses ...................................      1,845       (611)
                                                             --------    -------
       Total adjustments ................................     (2,259)     5,615
                                                             --------    -------
       Net cash provided by operating activities ........        146      8,066
                                                            --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of businesses, net of cash received ...........     (5,127)   (21,773)
 Purchases of marketable equity securities...............       (207)      (250)
 Proceeds from sale of marketable equity securities......        350        250
 Purchases of property and equipment.....................     (1,522)    (1,605)
 Proceeds from sale of property and equipment............          4         35
 Net (advances to) receipts from affiliates..............     (4,757)     3,057
                                                             ---------   -------
      Net cash used in investing activities .............    (11,259)   (20,286)
                                                             ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions ..................................     7,019          1
  Proceeds from long-term debt ...........................       599     20,062
  Payments of long-term debt .............................      (442)      (422)
                                                             ---------   -------
       Net cash provided by financing activities..........     7,176     19,641
                                                             ---------   -------

NET INCREASE (DECREASE) IN CASH .........................     (3,937)     7,421
                                                             ---------   -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........      8,994      6,679
CASH AND CASH EQUIVALENTS, END OF PERIOD.................   $  5,507   $ 14,100
                                                             ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
    Interest..............................................  $  4,513   $  5,517
    Income taxes .........................................  $  1,176   $  1,469


See notes to unaudited combined and consolidated financial statements.

The following Notes to Unaudited Combined and Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain estimates and forward-looking statements as indicated herein by the use of such terms as "estimated", "expects", "approximate" or "projected". Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could cause actual results to differ from those projected or estimated are discussed herein.


                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
        NOTES TO UNAUDITED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -- The accompanying unaudited financial information for the three and nine months ended September 30, 1996 and 1997 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited combined and consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited combined and consolidated financial statements for the year ended December 31, 1996.

INITIAL PUBLIC OFFERING OF COMMON STOCK -- The Company completed its initial offering of common stock (the Offering) on November 10, 1997 by issuing 5,000,000 shares of Class A common stock at a price of $12.00 per share. Net proceeds after offering expenses were estimated at $53,800,000. Class A common stock entitles the holder to one vote per share, while the Class B common stock entitles the holder to ten votes per share, except in certain circumstances.

INVENTORIES -- In connection with the Offering, the Company changed its method of accounting for its inventories of new vehicles from the last-in-first-out method ("LIFO") to the first-in-first-out method ("FIFO"). In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the accompanying financial statements and related notes have been retroactively restated to reflect that change. Accordingly, inventories of new vehicles, including demonstrators, and parts and accessories are stated at the lower of FIFO cost or market. Inventories of used vehicles are stated at the lower of specific cost or market.

The new method of accounting for inventories of new vehicles was adopted to provide a better matching of revenues and expenses in the future and to conform with the predominant industry practice for automobile dealerships that are publicly-held. The effect of the accounting change was to increase retained earnings as of January 1, 1996 by $7,243,677.

NEW ACCOUNTING STANDARDS -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). This Statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, specifies the computation, presentation and disclosure requirements for earnings per share. The calculation of weighted average shares outstanding using SFAS 128 subsequent to September 30, 1997 will be affected by the issuance of 5,000,000 shares of Class A Common Stock in connection with the Offering, and by the granting of stock options in connection with the 1997 Stock Option Plan (see
Note 7).

                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Standard establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement will be effective for the Company's fiscal year ending December 31, 1998, and the Company does not intend to adopt this Statement prior to the effective date. Had the Company early adopted this Statement, it would have reported comprehensive income of $680,000 and $2,420,000 for the three and nine months ended September 30, 1996, respectively, and $1,011,000 and $2,546,000 for the three and nine months ended September 30, 1997, respectively.

STOCK SPLIT -- All share and per share amounts included in the accompanying financial statements for all periods presented have been adjusted to reflect a 625 for 1 stock split of the Class B Common Stock effective as of October 16, 1997.

2. BUSINESS ACQUISITIONS

ACQUISITIONS COMPLETED SUBSEQUENT TO SEPTEMBER 30, 1997 -- In October, the Company completed its previously announced acquisition of Ken Marks Ford, Inc. located in Clearwater, Florida for a total purchase price of $25.5 million. The purchase price is subject to adjustment based on the net book value of the purchased assets and assumed liabilities as of the closing date. The acquisition was financed with amounts borrowed under a revolving credit facility (see Note
4).

In October, the Company completed its previously announced acquisition of Williams Motors, Inc. located in Rock Hill, South Carolina for a purchase price of $1.8 million. The acquisition was financed with amounts borrowed under a short-term line of credit maturing on February 15, 1998 (see Note 4).

In November, the Company completed its previously announced acquisitions of the Bowers Dealerships and Affiliated Companies (the "Bowers Acquisition") located primarily in the Chattanooga and Nashville, Tennessee areas and Dyer Volvo (the "Dyer Acquisition") located in Atlanta, Georgia for a total purchase price of $45.6 million. The purchase price of these acquisitions is subject to adjustment based on the net book value of the purchased assets and assumed liabilities as of the closing date. The acquisition of the Bowers Dealerships was financed with $23.6 million in cash obtained from operations and from proceeds of the Offering and with a $4.0 million promissory note payable in 28 equal quarterly installments bearing interest at prime less 0.5%. The acquisition of Dyer Volvo was financed with $18.0 million in cash obtained from operations and from proceeds of the Offering.

The above acquisitions were accounted for using purchase accounting.

ACQUISITIONS COMPLETED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1997 -- Effective September 1, 1997, the Company completed its previously announced acquisition of Lake Norman Dodge and Affiliates for a total purchase price of $18.3 million, funded on September 29, 1997 with amounts borrowed under a short term line of credit maturing on February 15, 1998 (see Note 4). The purchase price is subject to adjustment based on the net book value of the purchased assets and assumed liabilities as of the closing date. The transaction was accounted for using purchase accounting and the results of operations of Lake Norman Dodge and Affiliates have been included in the accompanying Unaudited Combined and Consolidated Statements of Income from the effective date of acquisition.

                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

2. BUSINESS ACQUISITIONS -- CONTINUED

The purchase price of Lake Norman Dodge and Affiliates has been allocated to the assets and liabilities acquired at their estimated fair market value at the acquisition date as follows:

Working capital..................................................  $ 2,952,000
Property and equipment...........................................      495,000
Long-term debt...................................................     (847,000)
Goodwill.........................................................   15,738,000
                                                                   -----------
Total............................................................  $18,338,000
                                                                   ===========

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the transaction had occurred as of January 1, 1996 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on that date, nor are they necessarily indicative of results which may occur in the future.

                                                               (PRO FORMA)
                                                            Three Months Ended
                                                            ------------------
                                                              September 30,
                                                           1996           1997
                                                       -----------   ---------
    Total revenues..............................      $   130,861   $   152,389
    Gross profit................................           14,978        15,709
    Net income .................................              407           705
    Net income per share........................            $0.07         $0.11
                                                            =====         =====


                                                                (PRO FORMA)
                                                             Nine Months Ended
                                                             ----------------
                                                              September 30,
                                                           1996           1997
                                                       -----------   ---------
    Total revenues..............................      $   377,654   $   442,205
    Gross profit................................           43,923        48,832
    Net income .................................            1,439         1,558
    Net income per share........................            $0.23         $0.25
                                                            =====         =====



In June 1997, the Company through its wholly-owned subsidiary, Fort Mill Chrysler-Plymouth-Dodge, acquired certain dealership assets and liabilities of Jeff Boyd Chrysler-Plymouth-Dodge for a total purchase price of $3.7 million.
Of the total purchase price, $3.5 million was funded with an advance by Mr. O. Bruton Smith, the Company's Chairman and Chief Executive Officer, bearing interest at 3.83%. It is anticipated that this advance will be repaid in full with proceeds of the Offering.

                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

2. BUSINESS ACQUISITIONS -- CONTINUED

This transaction was accounted for using purchase accounting and the results of the operations of this dealership have been included from the date of acquisition through September 30, 1997 in the accompanying Unaudited Combined and Consolidated Statement of Income. Company management believes that on a pro-forma basis, revenues, net income and earnings per share would not have been materially affected assuming this acquisition had occurred on January 1, 1996. The purchase price has been allocated to the assets and liabilities acquired at their estimated fair market value at the acquisition date as follows:

Working capital..............................................       $977,000
Property and equipment.......................................        250,000
Goodwill.....................................................      2,473,000
                                                                  ----------
Total........................................................     $3,700,000
                                                                  ==========

3. INVENTORIES AND RELATED NOTES PAYABLE -- FLOOR PLAN

Inventories consist of the following:

                                                December 31,  September 30,
                                                    1996           1997
                                               -------------  -------------
New vehicles..................................  $51,798,000    $69,044,000
Used vehicles ................................   14,372,000     14,004,000
Parts and accessories.........................    4,940,000      5,708,000
Other.........................................      440,000        820,000
                                                -----------     ----------
   Total                                        $71,550,000    $89,576,000
                                                ===========    ===========

All new and certain used vehicles are pledged to collateralize floor plan notes payable to financial institutions in the amount of $63,893,000 and $85,008,000 at December 31, 1996 and September 30, 1997, respectively. The floor plan notes bear interest, payable monthly on the outstanding balance, at variable rates ranging from LIBOR plus 2.75% to prime plus 1.0%. Total floor plan interest expense amounted to $1,277,000, and $1,987,000 for the three months ended September 30, 1996 and 1997, respectively, and $4,078,000, and $5,005,000 for the nine months ended September 30, 1996 and 1997, respectively. The notes payable are due when the related vehicle is sold. As such, these floor plan notes payable are shown as a current liability in the accompanying combined and consolidated balance sheets.


4. LONG-TERM DEBT

SIX-MONTH FACILITY -- On August 28, 1997 the Company obtained from NationsBank, N.A. ("NationsBank") a short-term line of credit in an aggregate principal amount of up to $20.0 million (the "Six-Month Facility"). Amounts outstanding under the Six-Month Facility bear interest at 7.75% and mature no later than February 15, 1998. The Six-Month Facility is secured by a pledge of Speedway Motorsports, Inc. common stock shares owned by O. Bruton Smith, the Company's Chairman and Chief Executive Officer. As of September 30, 1997, $20.0 million was outstanding under the Six-Month facility. Amounts outstanding have been classified as long term as such amounts are expected to be refinanced with proceeds received from the Offering and the Revolving Facility (see discussion below).

                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

4. LONG-TERM DEBT -- CONTINUED

REVOLVING FACILITY -- On October 15, 1997, the Company obtained a secured, revolving acquisition line of credit (the "Revolving Facility") from Ford Motor Credit in an initial aggregate principal amount of $26.0 million (the "Initial Loan Commitment"), which the Company expects to increase to an aggregate principal amount of $75 million (the "Maximum Loan Commitment") pursuant to a commitment from Ford Motor Credit. Under the terms of the Revolving Facility governing the Initial Loan Commitment, amounts outstanding under the Revolving Facility bear interest at prime plus 1% and mature on December 15, 1997, unless the Revolving Facility is increased to the Maximum Loan Commitment. If increased to the Maximum Loan Commitment, the Revolving Facility will mature in two years, unless the Company requests that such term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. The Initial Loan Commitment is secured by a pledge of Speedway Motorsports, Inc. common stock owned by Sonic Financial, an affiliate through common ownership. Subsequent to September 30, 1997, the Company borrowed $25.0 million against the Revolving Facility to fund the acquisition of Ken Marks Ford. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

5. INCOME TAXES

A change to the FIFO from the LIFO method of inventory for new vehicles resulted in an additional income tax liability. This liability was recorded as $5,500,000 and $5,479,000 (including $1,608,000 included in other accrued liabilities) at December 31, 1996 and September 30, 1997, respectively. Of the total liability, $1,146,000 is payable in January, 1998, with the remaining liability payable in quarterly installments of approximately $229,000 through December 15, 2002.

Certain subsidiaries of Sonic (such subsidiaries together with the Company and Sonic Financial, being hereinafter referred to as the "Sonic Group") have joined with Sonic Financial in filing consolidated federal income tax returns for several years. Such subsidiaries joined with Sonic Financial in filing for 1996 and for the period ending on June 30, 1997. Under applicable federal tax law, each corporation included in Sonic Financial's consolidated return is jointly and severally liable for any resultant tax. Under a tax allocation agreement dated as of June 30, 1997, however, the Company agreed to pay to Sonic Financial, in the event that additional federal income tax is determined to be due, an amount equal to the Company's separate federal income tax liability computed for all periods in which any member of the Sonic Group has been a member of Sonic Financial's consolidated group, less amounts previously recorded by the Company. Also pursuant to such agreement, Sonic Financial agreed to indemnify the Company for any additional amount determined to be due from Sonic Financial's consolidated group in excess of the federal income tax liability of the Sonic Group for such periods. The tax allocation agreement establishes procedures with respect to tax adjustments, tax claims, tax refunds, tax credits and other tax attributes relating to periods ending prior to the time that the Sonic Group shall leave Sonic Financial's consolidated group.

6. RELATED PARTIES

Town & Country Ford and Lone Star Ford have each made several non-interest bearing advances to Sonic Financial. As of December 31, 1996, Town & Country Ford had made $1,956,000 of such advances ($2,123,000 as of June 30, 1997). In preparation for the Reorganization, a demand promissory note by Sonic Financial evidencing certain of these advances was canceled in exchange for the redemption of certain shares of the capital stock of Town & Country Ford held by Sonic Financial. As of December 31, 1996, Lone Star Ford had made $510,000 of advances to

                 SONIC AUTOMOTIVE, INC. AND AFFILIATED COMPANIES
      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

Sonic Financial. In preparation for the Reorganization, a demand promissory note by Sonic Financial evidencing certain of these advances was canceled pursuant to a dividend.

7. EMPLOYEE BENEFIT PLANS

On October 9, 1997, the Company adopted the 1997 Stock Option Plan (the "Plan"). Under the provisions of the Plan, options to purchase 1,125,000 shares of Class A Common Stock may be granted to key employees of the Company and its subsidiaries and to officers, directors, consultants and other individuals providing services to the Company. The exercise price of the options may not be less than the market value of the Class A Common Stock on the date of grant. Vesting periods will range from 5 to 10 years. In connection with Offering, the Board of Directors has granted options to purchase an aggregate of 587,509 shares of Class A Common Stock under the Plan. The Company intends to adopt the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to account for the Plan's transactions.

On October 9, 1997, the Company adopted the Sonic Employee Stock Purchase Plan (the "ESPP"). The ESPP provides employees of the Company the opportunity to purchase Class A Common Stock after completion of the Offering. Under the terms of the ESPP, on January 1 of each year all eligible employees electing to participate will be granted an option to purchase shares of Class A Common Stock. The Company's Compensation Committee will annually determine the number of shares of Class A Common Stock available for purchase under each option. The purchase price at which Class A Common Stock will be purchased through the ESPP will be 90% of the lesser of (i) the fair market value of the Class A Common Stock on the applicable Grant Date and (ii) the fair market value of the Class A Common Stock on the applicable Exercise Date. Options will expire on the last exercise date of the calendar year in which granted. A total of 150,000 shares of Class A Common Stock have been reserved for purchase under the ESPP.

8. CONTINGENCIES

The Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Unaudited Combined and Consolidated Financial Statements including the Notes thereto.

RESULTS OF OPERATIONS

The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in the Company's statement of operations.

                                                         Percentage of Total Revenues for
                                                       Three Months Ended   Nine Months Ended
                                                            September 30       September 30
                                                           1997      1996     1997     1996
Revenues:
New vehicle sales........................................ 63.3%     60.6%    64.0%    60.9%
Used vehicle sales....................................... 23.5%     25.4%    22.9%    25.5%
Parts, service and collision repair...................... 10.6%     12.0%    10.7%    11.4%
Finance and insurance....................................  2.6%      2.0%     2.4%     2.2%
                                                         ------    ------   ------   ------
Total revenues. .........................................100.0%    100.0%   100.0%   100.0%
Cost of sales............................................ 88.3%     87.7%    88.5%    88.0%
                                                         ------    ------   ------   ------
Gross profit............................................. 11.7%     12.3%    11.5%    12.0%
Selling, general and administrative......................  8.9%      9.2%     8.7%     8.9%
Operating income.........................................  2.5%      2.6%     2.6%     2.8%
Interest expense.........................................  1.7%      1.5%     1.6%     1.6%
                                                          -----     -----    -----    -----
Income before income taxes...............................  1.2%      1.2%     1.2%     1.4%
                                                          =====     =====    =====    =====




NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES. Revenues grew in each of the Company's primary revenue areas, except for used vehicles, for the first nine months of 1997 as compared with the first nine months of 1996, causing total revenues to increase 19.9% to $339.8 million. Same store growth for the nine months ended September 30, 1997 was 13.3%. New vehicle sales revenue increased 26.1% to $217.6 million, compared with $172.6 million. New vehicle unit sales increased from 9,126 to 10,348 or 13.4%, attributing to the increase in vehicle sales revenues. The remainder of the increase was primarily due to a 11.2% increase in the average selling price resulting from changes in vehicle prices, particularly a shift in customer preference to higher cost light trucks and sport utility vehicles along with the additional revenues from the acquisitions of Lake Norman Chrysler-Plymouth-Jeep, Lake Norman Dodge ("Lake Norman Dodge and Affiliates") and Fort Mill Chrysler-Plymouth-Dodge dealerships.

Used vehicle revenues from retail sales declined 0.2% from $52.9 million in the first nine months of 1996 to $52.7 million in the first nine months of 1997. The decline in used vehicle revenues was due principally to declines in used vehicle unit sales at the Company's Town & Country Ford and Lone Star Ford locations, which related to changes in consumer demand.

The Company's parts, service and collision repair revenue increased 12.7% to $36.3 million from $32.2 million. The increase in service and parts revenue was due principally to increased parts revenue, including wholesale parts, from the Company's Lone Star Ford and Fort Mill Ford locations. Finance and insurance revenue increased $1.9 million or 30%, due principally to increased new vehicle sales and related financing.

GROSS PROFIT. Gross profit increased 15.4% in the 1997 period to $39.2 million from $33.9 million in the 1996 period due to increases in revenues of new vehicles principally at the Company's Lone Star Ford and Fort Mill Ford locations. Parts and service revenue increases also contributed to the increase in gross profit. Gross profit as a percentage of sales declined to 11.5% from 12.0% due principally to increases in lower margin used vehicle sales from the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased 17.7% from $25.2 million to $29.7 million. This increase was due to higher sales volume and additional expenses incurred related to the acquisitions of Lake Norman Chrysler-Plymouth-Jeep, Lake Norman Dodge and Fort Mill Chrysler-Plymouth-Jeep dealerships.

INTEREST EXPENSE. The Company's interest expense increased 22.6% from $4.4 million to $5.4 million. The increase in interest expense was due to additional floor plan indebtedness related to the acquisitions of Lake Norman Chrysler-Plymouth-Jeep, Lake Norman Dodge and Fort Mill Chrysler-Plymouth-Jeep dealerships and increases in interest rates on floor plan debt.

NET INCOME. As a result of the factors noted above, the Company's net income increased by $46,000 in the first nine months of 1997 compared to the first nine months of 1996.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES. The Company's total revenue increased 35.4% to $127.1 million for the three months ended September 30, 1997 from $93.8 million for the comparable period of 1996. The same stores sales growth for the three months ended September 30, 1997 was 17.6%. New vehicle sales increased 41.6% to $80.5 million from $56.8 million, primarily because of the acquisitions of Fort Mill Chrysler-Plymouth-Dodge, Lake Norman Chrysler-Plymouth-Jeep and Lake Norman Dodge dealerships in June 1997 and September 1997, respectively. The inclusion of the results of the Fort Mill Chrysler-Plymouth-Dodge, Lake Norman Chrysler-Plymouth-Jeep and Lake Norman Dodge dealerships accounted for 44.0% of the Company's overall increase in new vehicle sales for the three months ended September 30, 1997. The increase in unit sales of 22.5% was primarily attributable to an increase in new vehicle units sold primarily at the Company's Fort Mill Ford and Lone Star Ford dealerships. The remainder of the increase in new vehicle sales in 1997 was largely attributable to an increase in average unit sales prices of 15.6% which the Company believes was primarily due to changes in inventory mix (in response to shifting customer preferences to light trucks and sport utility vehicles) and general increases in new vehicle sales prices.

Used vehicle revenues from retail sales increased 13.7% to $20.1 million for the three months ended September 30, 1997 from $17.7 million for the comparable period of 1996. The inclusion of the results of the Company's Fort Mill Chrysler-Plymouth-Dodge, Lake Norman Chrysler-Plymouth-Jeep and Lake Norman Dodge dealership acquisitions accounted for substantially all of this increase in used vehicle sales.

The Company's parts, service and collision repair revenue increased 19.4% to $13.4 million for the three months ended September 30, 1997, compared to $11.2 million for the comparable period of 1996. The increase in service and parts revenue was due principally to increased parts revenue, including wholesale parts, from the Company's Lone Star Ford and Fort Mill Ford locations. Finance and insurance revenues increased $1.4 million or 71.2%, due principally to increased new vehicle sales and related financings.

GROSS PROFIT. Gross profit increased 28.0% for the three months ended September 30, 1997 to $14.8 million from $11.5 million for the comparable period in 1996. The increase in gross profit was principally attributable to the increase in gross profit per unit of 17.0% for new vehicle retail sales along with the additional revenues from the acquisitions of the Fort Mill Chrysler-Plymouth-Dodge, Lake Norman Chrysler-Plymouth-Jeep and Lake Norman Dodge dealerships. Gross profit decreased from 12.3% to 11.7% as a percentage of sales due principally to increases in sales of lower margin used vehicles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's SG&A expenses increased $2.6 million, or 30.6%, for the three months ended September 30, 1997, from $8.6 million for the comparable period in 1996. However, as a percentage of revenue, SG&A expenses decreased from 9.2% to 8.7%. The inclusion of the results of the Company's Fort Mill Chrysler-Plymouth-Dodge, Lake Norman Chrysler-Plymouth-Jeep and Lake Norman Dodge dealership acquisitions accounted for substantially all of the increase in SG&A expenses.

INTEREST EXPENSE. The Company's interest expense for the three months ended September 30, 1997 increased 49.0% to $2.1 million from $1.4 million for the comparable period in 1996. The increase in interest expense was due to the acquisitions of Lake Norman Chrysler-Plymouth-Jeep, Lake Norman Dodge and Fort Mill Chrysler-Plymouth-Dodge dealerships, and increases in interest rates on floor plan debt and increased new vehicle inventory levels at existing dealerships.

NET INCOME. The Company's net income for the three months ended September 30, 1997 increased 33.4% to $0.9 million from $0.7 million for the comparable period in 1996. The increase in net income was primarily due to overall revenue and gross profit increases, particularly in finance and insurance products.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for capital resources are to finance acquisitions, debt service and working capital requirements. The Company has relied primarily upon internally generated cash flows from operations, borrowing under its various credit facilities and funds from the Offering to finance its operations and expansion.

The Company has historically maintained a separate revolving floor plan credit facility for each dealership which has been used to finance vehicle inventory. The Company currently has floor plan credit facilities with Ford Motor Credit, Chrysler Financial Corporation and World Omni Financial Corporation. As of September 30, 1997 there was an aggregate of $85.0 million outstanding under the floor plan credit facilities. These floor plan facilities bear interest at variable rates ranging from LIBOR plus 2.75% to prime plus 1.0%. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balance is generally reduced by the manufacturer's purchase discounts, and such reduction is not reflected in the related floor plan liability. The manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to the Company by the manufacturer on a quarterly basis. The related floor plan liability becomes due as vehicles are sold.

The Company makes monthly interest payments on the amount financed under the floor plan lines but is not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the Company. The floor plan financing agreements contain a number of covenants, including among others, covenants restricting the Company with respect to the creation of liens and changes in ownership, officers and key management personnel.

The Company has received a commitment from Ford Motor Credit to consolidate its new vehicle floor plan lines. The average interest expense under this new agreement is anticipated to be approximately 7.6% compared to historical rates ranging from 7.75% to 10.25%.

During the first nine months of 1997, the Company generated net cash of $9.8 million from operating activities. Net cash provided by operating activities was $0.1 million for the comparable period in 1996. Of this increase $8.3 million was attributable to reductions in inventory offset by $3.6 million paydown of floor plan liabilities. The decrease in inventory levels for the nine months ended September 1997 reflects an increase in the volume of sales and an effort to decrease inventory levels before the new year models are to be received.

Cash used for investing activities, excluding amounts paid in acquisitions, was approximately $0.2 million for the first nine months of 1997 and related primarily to additions for building improvements and the purchase of equipment at Lone Star Ford.

Cash provided by financing activities for the first nine months of 1997 of $20 million primarily reflects additional financing received for the purchase of Lake Norman Chrysler-Plymouth-Jeep and Lake Norman Dodge.

In conjunction with the recent consummation of the Lake Norman Acquisition, the Company obtained from NationsBank, N.A. ("NationsBank") a short-term line of credit in an aggregate principal amount of up to $20.0 million that matures no later than February 15, 1998 (the "Six-Month Facility"). A total of $20.0 million in aggregate principal amount is currently outstanding under the Six-Month Facility, which amount has been applied to fund the purchase price of the Lake Norman Acquisition and the Williams Acquisition. The Six-Month Facility is secured by a pledge of Speedway Motorsports, Inc. common stock shares owned by O. Bruton Smith, the Company's Chairman and Chief Executive Officer. No assets of the Company secure the Six-Month Facility, and the Company is under no obligation to repay or reimburse Mr. Smith should NationsBank foreclose on the securities pledged by Mr. Smith.

The Company recently obtained a secured, revolving acquisition line of credit ("Revolving Facility") from Ford Motor Credit in an initial aggregate principal amount of $26.0 million (the "Initial Loan Commitment"), which the Company expects to be increased to an aggregate principal amount of $75.0 million (the "Maximum Loan Commitment") pursuant to a commitment from Ford Motor Credit. The Company has also received a commitment from Ford Motor Credit to provide floor plan financing to the Company's wholly-owned dealership subsidiaries (the "Wholesale Credit Lines" and, together with the Revolving Facility, the "Facilities"). Under the terms of the Revolving Facility governing the Initial Loan Commitment, the Revolving Facility will mature on December 15, 1997, unless the Revolving Facility is increased to the Maximum Loan Commitment. After the increase to the Maximum Loan Commitment, the Revolving Loan Facility will mature in two years, unless the Company requests that such term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. No assurance can be given that such extensions will be granted. The Revolving Facility is expected to be increased to the Maximum Loan Commitment after the consummation of the Offering, subject to customary terms and conditions, including that the Company receive a minimum amount of net proceeds from the Offering. There is no assurance that this condition (which would require the Underwriters' exercise of their over-allotment option, which may not occur) will be met or that it will be waived or otherwise modified by Ford Motor Credit. The proceeds from the Initial Loan Commitment were used to consummate the Ken Marks Acquisition. Amounts to be drawn under the Maximum Loan Commitment are anticipated by the Company to be used (i) for the acquisition of additional dealership subsidiaries, (ii) to refinance the amounts remaining outstanding under the Six-Month Facility (after application of the proceeds of the Offering), which will result in the retirement of the Six-Month Facility, and (iii) to provide general working capital needs of the Company not to exceed $10 million. The Wholesale Credit Lines are to be provided to the Company's dealership subsidiaries, including the dealerships acquired in the Acquisitions, subject to customary terms and conditions on terms substantially the same as the floor plan financing previously provided by Ford Motor Credit to the Company's subsidiaries.

Although management believes that the Revolving Facility will be increased to the Maximum Loan Commitment after the consummation of the Offering, no assurance can be given that such increase will occur. The Initial Loan Commitment is secured by a pledge of Speedway Motorsports, Inc. common stock owned by Sonic Financial. The Company is under no obligation to repay or reimburse Sonic Financial if Ford Motor Credit forecloses on its securities. In addition, all of the Facilities are secured by a pledge by the Company of all the capital stock, membership interests and partnership interests of all of the Company's dealership subsidiaries and a lien on all of the Company's other assets, except for real estate owned by the Company. Mr. Smith and the Company's subsidiaries also guarantee the Facilities, and the Company will guarantee the Wholesale Credit Lines. The guarantees made by the Company's dealership subsidiaries are secured by certain assets of such dealership subsidiaries. After consummation of the Offering, Sonic Financial will be required at the time the Revolving Facility is increased to the Maximum Loan Commitment to provide continued credit support for the Revolving Facility in the form of a pledge of shares of Speedway Motorsports, Inc. common stock owned by Sonic Financial equal in value to three times the amount of the shortfall between $70 million and the actual net proceeds of the Offering to the Company (including the proceeds, if any, from the exercise of the Underwriters' over-allotment option). In addition, Mr. Smith may be required to continue his guarantee, provide additional credit support or make additional debt or equity contributions to the Company (to the extend the Company does not receive a minimum amount of net proceeds from the Offering). When the Company will need to refinance the Revolving Facility, there can be no assurance that Mr. Smith will agree to guarantee such debt or that the assets of Mr. Smith or Sonic Financial will be available to provide additional security under a new agreement, or that a new agreement could be arranged on terms as favorable as the terms of the Six-Month Facility or the Revolving Facility without a guarantee by, or pledge of the assets of, Mr. Smith or Sonic Financial. Pursuant to the terms of the Revolving Facility, the Company also agreed not to pledge any of its assets to any third party (with the exception of currently encumbered real estate and assets of the Company's dealership subsidiaries that are subject to previous pledges or liens).

The Revolving Facility currently does not contain any affirmative financial covenants by the Company, but does contain certain negative covenants made by the Company, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. It is anticipated by the Company that when the Initial Loan Commitment is increased to the Maximum Loan Commitment, the Revolving Facility will be amended by Ford Motor Credit and the Company to provide for, in addition to the negative covenants described in the previous sentence, additional financial covenants requiring the Company to maintain compliance with, among other things, specified ratios of (i) debt to tangible equity (as defined in the Revolving Facility), (ii) current assets to current liabilities, (iii) earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges, (iv) EBITDA to interest expense, (v) EBITDA to total debt and (vi) EBITDA to total floor plan debt. Moreover, the loss of voting control over the Company by the Smith Group or the failure by the Company, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility.

NEW ACCOUNTING STANDARDS -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). This Statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, specifies the computation, presentation and disclosure requirements for earnings per share. The calculation of weighted average shares outstanding using SFAS 128 subsequent to September 30, 1997 will be affected by the issuance of 5,000,000 shares of Class A Common Stock in connection with the Offering, and by the granting of stock options in connection with the 1997 Stock Option Plan.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Standard establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement will be effective for the Company's fiscal year ending December 31, 1998, and the Company does not intend to adopt this Statement prior to the effective date. Had the Company early adopted this Statement, it would have reported comprehensive income of $680,000 and $2,420,000 for the three and nine months ended September 30, 1996, respectively, and $1,011,000 and $2,546,000 for the three and nine months ended September 30, 1997, respectively.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  (d) On November 10, 1997, the Company's Registration Statement on Form S-1 (SEC File No. 333-33295) was declared effective. The Company commenced the offering of its Class A Common Stock, per value $.01 per share ("Class A Common Stock") as of November 10, 1997. On November 17, 1997, the Company received $53.8 million in estimated net proceeds (after payment of the underwriters' discount and other Offering expenses) from the initial public offering (the "Offering") of 5,000,000 shares of its Class A Common Stock, which was sold at an aggregate price to the public of $60.0 million. From the aggregate price to the public, $4.2 million has been applied as the underwriters' discount and approximately $436,000 has been applied to date to other expenses of the Offering and paid directly to entities unaffiliated with the Company. Total other expenses of the Offering are estimated eventually to be $2.0 million.
Net proceeds from the Offering have been applied to date as follows:

          Acquisition of Other Businesses
            (Dyer Acquisition and
            Bowers Acquisition) ........................  $38.3 million

Payments made in connection with the Bowers Acquisition were made directly to Nelson E. Bowers, III and his business associates. Mr. Bowers became an officer of the Company after the consummation of the Bowers Acquisition and is expected to be appointed a director of the Company during the Company's fourth quarter. Payments made in connection with the Dyer Acquisition were made directly to Richard Dyer and his business associates. Mr. Dyer became an officer and manager of a subsidiary of the Company after the consummation of the Dyer Acquisition.

    The Offering closed as of November 17, 1997, subject to the underwriter's over-allotment option described below. The managing underwriters for the Offering are Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch International, NationsBanc Montgomery Securities, Inc. and Wheat, First Securities, Inc. The Company has registered 5,750,000 shares of Class A Common Stock, the sale of which would yield an aggregate price to the public of $69.0 million. The Company has granted an over-allotment options to the underwriters covering the remaining registered and unsold 750,000 shares of Class A Common Stock, which options are currently unexercised and will expire on December 10, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

27. Financial data schedule for the nine month period ended September 30, 1997 (filed electronically).

    (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SONIC AUTOMOTIVE, INC.
                                                           (REGISTRANT)




Date: November 17, 1997               By:    /s/ O. Bruton Smith
      -----------------                   -----------------------
                                                 O. Bruton Smith
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER





Date: November 17, 1997               By:    /s/ Theodore M. Wright
      -----------------                  --------------------------
                                                 Theodore M. Wright
                                     VICE PRESIDENT-FINANCE, CHIEF FINANCIAL
                                     OFFICER, TREASURER, SECRETARY AND DIRECTOR

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                             SONIC AUTOMOTIVE, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS


   27     Financial data schedule for the nine month period ended September 30,
          1997.
                                       23