Form 10-K
period 1997-12-31
SONIC AUTOMOTIVE INC
filed 1998-03-31
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-13395

                             Sonic Automotive, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                          5511                        56-2010790
(State or Other Jurisdiction of  (Primary Standard Industrial   (I.R.S. Employer
Incorporation or Organization)  Classification Code Number)  Identification No.)

5401 East Independence Boulevard
         P.O. Box 18747
Charlotte, North Carolina                                   28212
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (704) 532-3320
                            -------------------------

           Securities registered pursuant to Section 12(d) of the Act:

                                                         Name of each exchange
  Title of each class                                     on which registered
$.01 Par Value Class A Common Stock                    New York Stock Exchange
                            -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 23, 1998, the aggregate market value of the voting stock held by non-affiliates was $80,937,500.

                           FORM 10-K TABLE OF CONTENTS

Part I                                                                                           Page

Item 1.  Business ............................................................................    3
Item 2.  Properties ..........................................................................   10
Item 3.  Legal Proceedings ...................................................................   12
Item 4.  Submission of Matters to a Vote of Security Holders .................................   12

Part II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters ...........   12
Item 6.  Selected Financial Data .............................................................   14
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   15
Item 8.  Financial Statements and Supplementary Data .........................................   19
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    19

Part III
Item 10. Directors and Executive Officers of the Registrant ..................................   20
Item 11. Executive Compensation ..............................................................   22
Item 12. Security Ownership of Certain Beneficial Owners and Management ......................   26
Item 13. Certain Relationships and Related Transactions ......................................   26

Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................   29

Index to Financial Statements ................................................................   F-1

Signatures ...................................................................................



The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" or relating to the Company's future acquisitions, are "forward looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward looking statements, include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; the ability of the Company to finance its acquisition efforts on acceptable terms; and other factors that generally effect the business of automobile retail companies.

                                     PART I

Item 1. Business

     Sonic Automotive, Inc. (together with its subsidiaries, the "Company" or "Sonic") is one of the leading automotive retailers in the United States, operating 23 dealership franchises, four standalone used vehicle facilities and seven collision repair centers in the southeastern and southwestern United States. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services and arranges related finance and insurance (or "F&I") for its automotive customers. The Company's business is geographically diverse, with dealership operations in the Charlotte, Chattanooga, Nashville, Tampa-Clearwater, Houston and Atlanta markets.

Growth Strategy

     The Company's objective is to capitalize on the consolidation of the automotive retailing industry. Key elements of the Company's strategy to achieve this objective include the acquisition of additional dealerships and the leveraging of the Company's new vehicle franchises to increase sales of higher margin products and services.

     The Company has implemented a "hub and spoke" acquisition program by pursuing (i) well-managed dealerships in metropolitan and growing suburban geographic markets, and (ii) dealerships that will allow the Company to capitalize on regional economies of scale, offer a greater breadth of products and services or increase brand diversity. The growth generated through acquisitions creates opportunities for economies of scale, including more favorable financing terms from lenders and cost savings from the consolidation of administrative functions such as employee benefits, risk management and employee training.

     In March 1998, the Company completed its previously announced acquisition of Clearwater Toyota, Clearwater Mitsubishi and Clearwater Collision Center, Inc. located in Clearwater, Florida, for a total purchase price of approximately $15 million, subject to adjustment based on the net book value of the purchased assets and assumed liabilities as of the closing date. The acquisition was financed with $11 million in cash borrowed under the Revolving Facility (defined herein), and $4.0 million in convertible preferred stock. In addition, by April 30, 1999 the Company will be required to pay an additional amount equal to 50% of the combined pre-tax earnings of the entities acquired, such amount not to exceed $1.7 million.

     In March 1998, the Company signed a definitive agreement to purchase the Hatfield dealership group located in Columbus, Ohio and Capital Chevrolet and Imports located in Montgomery, Alabama for a total purchase price of $54 million, with up to an additional $3 million contingent on future performance. Convertible preferred stock will be issued for $18 million of the purchase price. The remainder of the purchase price will be payable in cash. The acquisitions will be financed with proceeds to be obtained from the Revolving Facility. Closing of these acquisitions is expected in the second quarter of 1998 or early in the third quarter of 1998.

Dealership Operations

     The Company, as of December 31, 1997, owns eight dealership franchises in the Charlotte market, twelve dealership franchises in the Nashville-Chattanooga market, one dealership franchise each in the Houston, Tampa-Clearwater and Atlanta markets.

     The following table sets forth, for each of those areas, information relating to the Company's sales performance for the year ended December 31, 1997:


                                                                  Nashville/                  Tampa/
                                                     Charlotte    Chattanooga    Houston     Clearwater   Atlanta
                                                       Market        Market       Market       Market     Market      Total
                                                       ------        ------       ------       ------     ------      -----
                                                                                (dollars in thousands)
Year ended December 31, 1997 sales:
New vehicles ...................................      $194,216      $ 14,700      $109,338      $ 20,211    $  5,476      $343,941
Used vehicles ..................................        75,790         7,550        31,238         6,698       2,641       123,917
Parts, service and collision repair ............        29,355         2,407        21,159         2,749       1,867        57,537
Finance and insurance ..........................         5,469           664         3,940           412         121        10,606
                                                      --------      --------      --------      --------    --------      --------
  Total ........................................      $304,830      $ 25,321      $165,675      $ 30,070    $ 10,105      $536,001
                                                      ========      ========      ========      ========    ========       =======


Dealership Management

     Operations of the dealerships are overseen by Regional Vice Presidents, who report to the Company's Chief Operating Officer. Each of the Company's dealerships is managed by an Executive Manager who is responsible for the operations of the dealership and the dealership's financial and customer satisfaction performance. The Executive Manager is also responsible for selecting, training and retaining dealership personnel. All Executive Managers report to the Company's senior management on a regular basis and prepare a comprehensive monthly financial and operating statement of their dealership.

New Vehicle Sales

     The Company sells 15 brands of cars, light trucks and sport utility vehicles. The products have a broad range of prices from lower priced, or economy vehicles, to luxury vehicles. The Company believes that its brand, product and price diversity reduces the risk of changes in customer preferences, product supply shortages and aging products.

     Substantially all of the Company's new vehicles are acquired from foreign and domestic automobile manufacturers ("Manufacturers"). Allocation of vehicle inventory from manufacturers is based primarily on sales volume and input from dealers. Vehicle purchases are financed through revolving credit facilities known in the industry as floor plan lending.

The following table presents information with respect to the Company's new vehicle sales:


                                      New Vehicle Sales
                      --------------------------------------------------------
                                    Year Ended December 31,
                      --------------------------------------------------------
                                    (dollars in thousands)

                        1993         1994        1995       1996         1997
                        ----         ----        ----       ----         ----
Unit sales               9,429       9,686      10,273      11,693      15,715
Sales revenue         $152,525    $164,361    $186,859    $233,979    $343,941
Gross profit          $ 10,474    $ 11,494    $ 13,926    $ 18,001    $ 26,427
Gross profit margin      6.9%        7.0%        7.5%        7.7%        7.7%


     New vehicle sales include retail lease transactions and lease-type transactions, both of which are arranged by the Company. New vehicle leases generally have short terms. Lease customers, therefore, return to the new vehicle market more frequently. Leases also provide a source of late-model, generally low mileage, vehicles for its used vehicle inventory. Generally, leased vehicles are under warranty for the entire lease term, which allows the Company to provide repair service to the lessee throughout the term of the lease.

Used Vehicle Sales

     The Company sells a broad variety of makes and models of used cars, vans, trucks and sport utility vehicles. Used vehicles are obtained by the Company through customer trade-ins, at "closed" auctions which may be attended only by new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions which offer repossessed vehicles and vehicles sold by other dealers. The Company sells its used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which remain unsold for a specified period of time, to other dealers or wholesalers. Sales to other dealers or wholesalers are frequently close to or below cost and therefore negatively affect the Company's gross margin on used vehicle sales.

The following table sets forth information on the Company's used vehicle sales:

                                                     Used Car Sales
                          ----------------------------------------------------------------
                                                 Year Ended December 31,
                          ----------------------------------------------------------------
                                                 (dollars in thousands)
                               1993         1994         1995          1996          1997
                               ----         ----         ----          ----          ----
Retail unit sales             4,104        4,374        5,172         5,488         6,712
Retail sales revenue      $  37,742    $  47,537    $  60,766     $  68,054     $  85,132
Retail gross profit           3,964        5,182        5,792         5,748         7,294
Retail gross margin           10.5%        10.9%         9.5%          8.4%          8.6%
Wholesale unit sales          4,189        4,656        5,009         5,344         7,287
Wholesale sales revenue   $  13,363    $  16,062    $  20,025     $  25,642     $  38,785
Wholesale gross profit           27           43          (45)          (23)         (599)
Wholesale gross margin         0.2%         0.3%        (0.2)%        (0.1)%        (1.5)%
Total unit sales              8,293        9,030       10,181        10,832        13,999
Total revenue             $  51,105    $  63,599    $  80,791     $  93,696     $ 123,917
Total gross profit            3,991        5,225        5,747         5,725         6,695
Total gross margin             7.8%         8.2%         7.1%          6.1%          5.5%


Service and Part Sales

     The  Company   provides  service  and  parts  at  each  of  its  franchised dealerships. The Company provides maintenance and repair services at its 19 new vehicle dealership facilities and three used vehicle facilities. The
Company utilizes   approximately  400  service  bays  in  providing  both
warranty and non-warranty services. Service and parts sales provide higher gross margins than vehicle sales.

     The following table sets forth information regarding the Company's service and parts sales:


                                             Service and Parts Sales
                              --------------------------------------------------
                                             Year Ended December 31,
                              --------------------------------------------------
                              1993       1994       1995         1996     1997
                              ----       ----       ----         ----     ----
                                             (dollars in thousands)

Sales revenue ...........   $27,243    $30,298    $31,958    $37,132    $51,033
Gross profit ............     9,540     10,344     11,003     12,593     18,118
Gross profit margin .....     35.0%      34.1%      34.4%      33.9%      35.5%



Collision Repair

     The Company operates collision repair centers, or body shops, at seven of its dealership locations. The Company's collision repair business provides favorable margins and, similar to service and parts, is not significantly affected by business cycles or consumer preferences. In addition, because of the higher cost of used vehicles, insurance adjusters are more hesitant to declare a vehicle a total loss, resulting in more significant, and higher cost, repair jobs.

     The  following  table  sets  forth  information   regarding  the  Company's
collision repair operations:


                                              Collision Repair Sales
                                 -----------------------------------------------
                                              Year Ended December 31,
                                 -----------------------------------------------
                                  1993       1994      1995      1996       1997
                                  ----       ----      ----      ----       ----
                                              (dollars in thousands)
Sales revenue                    $3,094    $3,686    $3,903    $4,942    $6,504
Gross profit                      1,516     1,870     1,956     2,452     3,092
Gross profit margin               49.0%     50.7%     50.1%     49.6%     47.5%

Finance and Insurance

     The Company offers its customers a wide range of financing and leasing alternatives for the purchase of vehicles. In addition, as part of each sale, the Company additionally offers customers credit life, accident and health and disability insurance to cover the financing cost of their vehicle, as well as warranty or extended service contracts. The Company's revenue from financing, insurance and extended warranty transactions ("F&I") was $7.8 million, $7.1 million and $10.6 million in 1995, 1996 and 1997, respectively.

     The Company assigns its vehicle financing contracts and leases to other parties, instead of directly financing sales, which reduces the Company's exposure to loss from financing activities. The Company receives a commission from the lender for originating and assigning the loan or lease but is assessed a chargeback fee by the lender if a loan is canceled, in most cases, within 120 days of making the loan. Early cancellation can result from early repayment because of refinancing of the loan, the sale or trade-in of the vehicle, or default on the loan. The Company establishes an allowance to absorb estimated chargebacks and refunds.

Sales and Marketing

     The Company's marketing and advertising activities vary among its dealerships and among its markets. The Company advertises primarily through television, newspapers, radio and direct mail and regularly conducts special promotions designed to focus vehicle buyers on its product offerings. The Company also utilizes computer technology to aid sales people in prospecting for customers. Under arrangements with certain Manufacturers, the Company receives a subsidy for a portion of its advertising expenses incurred in connection with a manufacturer's vehicles.

Relationships with Manufacturers

     Each of the Company's dealerships operates under a separate franchise or dealer agreement (a "Dealer Agreement") which governs the relationship between the dealership and the Manufacturer. In general, each Dealer Agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most Manufacturers allocate vehicles on a "turn and earn" basis, which rewards high volume. A Dealer Agreement requires the dealer to meet specified standards regarding showrooms, the facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training, and other aspects of the business. The Dealer Agreement with each dealership also gives each Manufacturer the right to approve the dealership's general manager and any material change in management or ownership of the dealership. Each Manufacturer may terminate a Dealer Agreement under certain circumstances, such as a change in control of the dealership without Manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealership's general manager, the conviction of the dealership or the dealership's owner or general manager of certain crimes, a failure to adequately operate the dealership or maintain wholesale financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the Dealer Agreement.

     Many automobile manufacturers are still developing their policies regarding public ownership of dealerships. The Company believes that these policies will continue to change as more dealership groups sell their stock to the public, and as the established, publicly owned dealership groups acquire more franchises. To the extent that new or amended manufacturer policies restrict the number of dealerships which may be owned by a dealership group, or the transferability of the Company's Common Stock, such policies could have a material adverse effect on the Company.

     The Company has not entered into any agreement with respect to the approval by Jaguar of the proposed acquisition of the assets of the Jaguar of Chattanooga dealership (the "Jaguar Dealership") by the Company as a part of the November 1997 acquisition of several dealerships from Nelson E. Bowers, II and his affiliates (the "Bowers Acquisition"). The Company and Jaguar are continuing to negotiate with respect to this matter, although no assurance can be given that such negotiations will result in an arrangement that is favorable to the Company. If Jaguar refuses to give its approval to the Company, the Company may not be able to acquire the Jaguar Dealership. The Jaguar Dealership accounts for less than 1.5% of the Company's 1997 revenues and profits, respectively.

     The Company's Dealer Agreement with Ford requires the Company to deliver to Ford all Securities and Exchange Commission filings made by the Company or third parties with respect to the Company, including Schedules 13D and 13G. If any such filing shows that (a) any person or entity would acquire 15% or more of Sonic's voting securities, (b) any person or entity that owns or controls 15% or more of Sonic's voting securities (or other securities convertible into such voting securities) intends or may intend to acquire additional voting securities of Sonic, (c) an extraordinary corporate transaction, such as a merger or liquidation, involving Sonic or any of its subsidiaries is anticipated, (d) a material asset sale involving Sonic or any of its subsidiaries is anticipated, (e) a change in Sonic's Board of Directors or management is planned or has occurred, or (f) any other material change in Sonic's business or corporate structure is planned or has occurred, then the Company must give Ford notice of such event. If Ford reasonably determines that such an event is not in its interest, the Company may be required to sell or resign from one or more of its Ford franchises. Should Sonic or any of its Ford franchisee subsidiaries enter into an agreement to transfer the assets of a Ford franchisee subsidiary to a third party, the right of first refusal described in the Ford Dealer Agreement will apply.

     Under the Company's Dealer Agreements with Toyota and Infiniti, Toyota and Infiniti have the right to approve any ownership or voting rights of Sonic of 20% or greater by any individual or entity. Honda may force the sale of the Company's Honda franchise if any person or entity, other than O. Bruton Smith, Bryan Scott Smith, Sonic Financial Corporation, William Egan and Affilitates (the "Smith Group"), acquires 5% or greater of the Class A Common Stock (the "Common Stock") (10% or greater if such entity is an institutional investor), and Honda deems such person or entity to be unsatisfactory. Volkswagen has approved the sale of no more than 25% of the voting control of Sonic in the initial public offering (the "IPO"), and any future changes in ownership or transfers among the Company's current stockholders that could effect the voting or managerial control of Sonic's Volkswagen franchisee subsidiaries requires the prior approval of Volkswagen. Similarly, Chrysler has approved of the public sale of only 50% of the Common Stock and requires prior approval of any future sales that would result in a change in voting or managerial control of the Company. Moreover, Honda's approval is subject to the Smith Group plus Nelson Bowers owning 51% of the shares of Common Stock on a fully diluted basis. Approximately 49% of the Common Stock (on a fully-diluted basis after giving effect to the options to be issued at the time of the Offering under the Stock Option Plan), is owned by persons other than the Smith Group or Nelson Bowers (assuming full exercise of the Underwriters' over-allotment option).

     Under the Company's Dealer Agreement with General Motors ("GM"), the Company has agreed, among other things, to disclose the following provisions:

     Sonic will deliver to GM copies of all Schedules 13D and 13G, and all amendments thereto and terminations thereof, received by Sonic, within five days of receipt of such Schedules. If Sonic is aware of any ownership of its stock that should have been reported to it on Schedule 13D but that is not reported in a timely manner, it will promptly give GM written notice of such ownership, with any relevant information about the owner that Sonic possesses.

     If Sonic, through its Board of Directors or through shareholder action, proposes or if any person, entity or group sends Sonic a Schedule 13D, or any amendments thereto, disclosing (a) an agreement to acquire or the acquisition of aggregate ownership of more than 20% of the voting stock of Sonic and (b) Sonic, through its Board of Directors or through shareholder action, proposes or if any plans or proposals which relate to or would result in the following: (i) the acquisition by any person of more than 20% of the voting stock of Sonic other than for the purposes of ordinary passive investment; (ii) an extraordinary corporate transaction, such as a material merger, reorganization or liquidation, involving Sonic or a sale or transfer of a material amount of assets of Sonic and its subsidiaries;
     (iii) any change which, together with any changes made to the Board of Directors within the preceding year, would result in a change in control of the then current Board of Sonic; or (iv) in the case of an entity that produces motor vehicles or controls or is controlled by or is under common control with an entity that either produces motor vehicles or is a motor vehicle franchiser, the acquisition by any person, entity or group of more than 20% of the voting stock of Sonic and any proposal by any such person, entity or group, through the Sonic Board of Directors or shareholders action, to change the Board of Directors of Sonic, then, if such actions in GM's business judgment could have a material or adverse effect on its image or reputation in the GM dealerships operated by Sonic or be materially incompatible with GM's interests (and upon notice of GM's reasons for such judgment), Sonic has agreed that it will take one of the remedial actions set forth in the next paragraph within 90 days of receiving such Schedule 13D or such amendment.

     If Sonic is obligated under the previous paragraph to take remedial action, it will (a) transfer to GM or its designee, and GM or its designee will acquire the assets, properties or business associated with any GM dealership operated by Sonic at fair market value as determined in accordance with GM's Dealership Agreement with the Company, or (b) provide evidence to GM that such person, entity or group no longer has such threshold level of ownership interest in Sonic or that the actions described in clause (b) of the previous paragraph will not occur.

     Should Sonic or its GM franchisee subsidiary enter into an agreement to transfer the assets of the GM franchisee subsidiary to a third party, the right of first refusal described in the GM Dealer Agreement shall apply to any such transfer.

     Certain state statutes in Florida and other states limit manufacturers' control over dealerships. Under Florida law, notwithstanding any contrary terms in a Dealer Agreement, manufacturers may not unreasonably withhold approval for the sale of a dealership. Acceptable grounds for disapproval include material shortcomings in the character, financial condition or business experience of the proposed transferee. In addition, dealerships may challenge manufacturers' attempts to establish new dealerships in the dealer's markets, and state regulators may deny applications to establish new dealerships for a number of reasons, including a determination that the manufacturer is adequately represented in the area. Manufacturers must have "good cause" for any termination or failure to renew a dealer agreement, and an automaker's license to distribute vehicles in Florida may be revoked if, among other things, the automaker has forced or attempted to force an automobile dealer to accept delivery of motor vehicles not ordered by that dealer.

     Under Texas law, despite the terms of contracts between manufacturers and dealers, manufacturers may not unreasonably withhold approval of a transfer of a dealership. It is unreasonable under Texas law for a manufacturer to reject a prospective transferee of a dealership who is of good moral character and who otherwise meets the manufacturer's written, reasonable and uniformly applied standards or qualifications relating to the prospective transferee's business experience and financial qualifications. In addition, under Texas law, franchised dealerships may challenge manufacturers' attempts to establish new franchises in the franchised dealers' markets, and state regulators may deny applications to establish new dealerships for a number of reasons, including a determination that the manufacturer is adequately represented in the region. Texas law limits the ability of manufacturers to terminate or fail to renew franchises. In addition, other laws in Texas limit the ability of manufacturers to withhold their approval for the relocation of a franchise or require that disputes be arbitrated. In addition, a manufacturer's license to distribute vehicles in Texas may be revoked if, among other things, the manufacturer has forced or attempted to force an automobile dealer to accept delivery of motor vehicles not ordered by that dealer.

     Georgia law provides that no manufacturer may arbitrarily reject a proposed change of control or sale of an automobile dealership, and any manufacturer challenging such a transfer of a dealership must provide written reasons for its rejection to the dealer. Manufacturers bear the burden of proof to show that any disapproval of a proposed transfer of a dealership is not arbitrary. If a manufacturer terminates a franchise agreement due to a proposed transfer of the dealership or for any other reason not considered to constitute good cause under Georgia law, such termination will be ineffective. As an alternative to rejecting or accepting a proposed transfer of a dealership or terminating the franchise agreement, Georgia law provides that a manufacturer may offer to purchase the dealership on the same terms and conditions offered to the prospective transferee.

     Under Tennessee law, a manufacturer may not modify, terminate or refuse to renew a franchise agreement with a dealer except for good cause, as defined in the governing Tennessee statutes. Further, a manufacturer may be denied a Tennessee license, or have an existing license revoked or suspended if the manufacturer modifies, terminates, or suspends a franchise agreement due to an event not constituting good cause. Good cause includes material shortcomings in the character, financial condition or business experience of the dealer. A manufacturer's Tennessee license may also be revoked if the manufacturer prevents or attempts to prevent the sale or transfer of the dealership by unreasonably withholding consent to the transfer.

Competition

     The retail automotive industry is highly competitive. Depending on the geographic market, the Company competes with both dealers offering the same brands and product line as the Company and dealers offering other automakers' vehicles. The Company also competes for vehicle sales with auto brokers and leasing companies. The Company competes with small, local dealerships and with large multi-franchise auto dealerships. Many of the Company's principal competitors are larger and have greater financial and marketing resources and are more widely known than the Company. Some of the Company's competitors also may utilize marketing techniques, such as Internet visibility or "no negotiation" sales methods, not currently used by the Company.

     The Company also competes with regional and national car rental companies, which sell their used rental cars, and used automobile "superstores," such as AutoNation and CarMax. In the future, new competitors may enter the automotive retailing market, including automobile manufacturers (such as Ford) that may decide to open additional retail outlets or acquire other dealerships. In addition, the used vehicle superstores generally offer a greater and more varied selection of vehicles than the Company's dealerships. As the Company seeks to acquire dealerships in new markets, it may face significant competition (including competition from other publicly owned dealer groups) as it strives to gain market share.

     The Company believes that the principal competitive factors in vehicle sales are the marketing campaigns conducted by automakers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for makes of automobiles, pricing (including manufacturer rebates and other special offers) and warranties.

     In addition to competition for vehicle sales, the Company also competes with other auto dealers, service stores, auto parts retailers and independent mechanics in providing parts and service. The Company believes that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a dealer's makes and models and the quality of customer service. A number of regional and national chains offer selected parts and service at prices that may be lower than the Company's prices.

     In arranging or providing financing for its customers' vehicle purchases, the Company competes with a broad range of financial institutions. The Company believes that the principal competitive factors in providing financing are convenience, interest rates and contract terms.

     The Company's success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. The Company sells its vehicles in the Charlotte, Chattanooga, Nashville, Tampa-Clearwater, Houston and Atlanta markets. Conditions and competitive pressures affecting these markets, such as price-cutting by dealers in these areas, or in any new markets the Company enters, could adversely affect the Company, although the retail automobile industry as a whole might not be affected.

Governmental Regulations and Environmental Matters

     A number of regulations affect the Company's business of marketing, selling, financing and servicing automobiles. The Company also is subject to laws and regulations relating to business corporations generally.

     Under North Carolina, South Carolina, Tennessee, Florida, Georgia and Texas law as well as the laws of other states into which the Company may expand, the Company must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. These laws also regulate the Company's conduct of business, including its advertising and sales practices. Other states may have similar requirements.

     The Company's operations are also subject to laws governing consumer protection. Automobile dealers and manufacturers are subject to so-called "Lemon Laws" that require a manufacturer or the dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require certain written disclosures to be provided on new vehicles, including mileage and pricing information.

     The imported automobiles purchased by the Company are subject to United States customs duties and, in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges. Currently, United States customs duties are generally assessed at 2.5% of the customs value of the automobiles imported, as classified pursuant to the Harmonized Tariff Schedule of the United States.

     The  Company's  financing  activities  with its  customers  are  subject to
federal   truth-in-lending,   consumer  leasing  and  equal  credit  opportunity
regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. State and federal environmental regulations, including regulations governing air and water quality and the storage and disposal of gasoline, oil and other materials, also apply to the Company.

     The Company believes that it complies in all material respects with the laws affecting its business. Possible penalties for violation of any of these laws include revocation of the Company's licenses and fines. In addition, many laws may give customers a private cause of action.

     As with automobile dealerships generally, and service parts and body shop operations in particular, the Company's business involves the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. The Company's business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing such substances or wastes. Accordingly, the Company is subject to regulation by federal, state and local authorities establishing health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards. The Company is also subject to laws, ordinances and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal.

     The Company believes that it does not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on the Company's results of operations, cash flows or financial condition. However, soil and groundwater contamination is known to exist at certain properties used by the Company. Furthermore, environmental laws and regulations are complex and subject to frequent change. There can be no assurance that compliance with amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional expenditures by the Company, or that such expenditures will not be material.

Employees

     The Company has approximately 1,800 employees. The Company believes that many dealerships in the retail automobile industry have difficulty in attracting and retaining qualified personnel for a number of reasons, including the historical inability of dealerships to provide employees with an equity interest in the profitability of the dealerships. The Company provides certain executive officers, managers and other employees with stock options and all employees with a stock purchase plan and believes this type of equity incentive is attractive to existing and prospective employees of the Company. The Company believes that its relationship with its employees is good. None of the Company's employees is represented by a labor union.

Item 2:  Properties

The Company's principal executive offices are located at 5401 East Independence Boulevard, Charlotte, North Carolina, and its telephone number is (704) 532-3301. The Company's preferred mailing address is P.O. Box 18747, Charlotte, North Carolina, 28218. These executive offices are located on the premises of Town & Country Ford. The following table identifies, for each of the properties to be utilized by the Company's dealership operations, the location, the owner/lessor, and the term and rental rate of the Company's lease for such property, if applicable:


                                                                        1997
                                   Ownership                           Monthly      Expiration
Dealership                           Status     Owner/Lessor            Rent(2)       Date     Facility         Sq. Ft.    Acres
----------                           ------     ------------            ----          ----     --------         -------    -----

Town & Country Ford                  Lease     STC Properties(1)       $34,100       2000      Main Bldg.       85,013     12.48
 5401 East Independence Blvd.,                                                                 Body Shop        24,768
Charlotte
 NC

Lone Star Ford                       Lease     Viking Investments(1)   $30,000       2005      Main Bldg.       79,725     24.76
 8477 North Freeway, Houston                                                                   Used Car Bldg.    2,125
 TX                                                                                            Body Shop        26,450
                                                                                               Fleet Bldg        1,500

Fort Mill Ford                       Own       --                           --         --      Main Bldg.       34,162     10.00
 788 Gold Hill Rd., Fort Mill                                                                  Body Shop        11,275
 SC

Fort Mill Chrysler-Plymouth-Dodge    Lease     Jeffery Boyd            $16,866       2002      Main Bldg.        9,809      5.50
 3310 Hwy. 51, Fort Mill, SC                                                                   Used Car Bldg.    1,470

Town & Country Toyota                Own       --                           --         --      Main Bldg.       50,800      5.70
 9101 South Blvd., Charlotte                                                                   Body Shop        17,840
 NC

Frontier Oldsmobile-Cadillac         Lease     Landers Oldsmobile-     $17,000       1998(3)   Main Bldg.       14,825      7.08
 2501 Roosevelt Blvd., Monroe                       Cadillac                                   Body Shop        11,250
 NC                                                                                            Used Car Bldg     2,200

Ken Marks Ford                       Lease     Marks Holding Company(1)$95,000       2007(3)   Main Bldg.       79,100     22.00
 24825 US Hwy. 19 North, Clearwater
&
 3925 Tampa Rd., Oldsmar, FL

Dyer Volvo                           Lease     D&R Investments(1)      $50,000       2009(3)   Main Bldg.       60,000      6.00
 5260 Peachtree Industrial
 Blvd., Atlanta
 GA

Lake Norman Chrysler-Plymouth-Jeep   Lease     Phil M. and Quinton M.  $40,000       2007(3)   Main Bldg.       26,000      6.00
 Chartwell Center Dr.,                         Gandy and Affiliates
 Cornelius, NC

Lake Norman Dodge                    Lease     Phil M. and Quinton M.  $40,000       2007(3)   Main Bldg.       25,000      6.00
 I-77 & Torrence Chapel Rd.,                   Gandy and Affiliates                            Truck Center      5,000
 Cornelius
 NC

KIA/VW of Chattanooga                Lease     KIA Land Development    $11,070       2007(3)   Main Bldg.        8,445       3.75
 6015 International Dr.,
 Chattanooga
 TN





                                                                       1997
                                   Ownership                          Monthly      Expiration
Dealership                           Status     Owner/Lessor            Rent          Date     Facility         Sq. Ft.    Acres
----------                           ------     ------------            ----          ----     --------         -------    -----

BMW/VW of Nashville                  Lease     Third National Bank,    $21,070       1998(3)   Main Bldg.(6)    49,385       4.00
 630 Murfreeboro Pike, Nashville               David P'Pool and
 TN                                            Stella P'Pool

BMW/Volvo of Chattanooga             Lease     Nelson Bowers(1)        $23,320       2007(3)   Main Bldg.       40,295      12.24
 5949 Brainerd Rd., Chattanooga
 TN

Jaguar of Chattanooga                Lease     JAG Properties LLC,     $27,852       2017(3)   Main Bldg.       34,850       3.57
 5915 Brainerd Rd., Chattanooga                Thomas Green, Jr. and
 TN                                            Nelson Bowers (1)

Town & Country Ford of Cleveland     Lease     Robert G. Card, Jr.     $12,500      Month to   Main Bldg.       19,725       1.40
 2496 South Lee Hwy., Cleveland                                                     Month(3)
 TN

Dodge of Chattanooga                 Lease     Edward & Barbara Wright $16,800       2001(3)   Main Bldg.       30,000       4.88
 402 West Martin Luther King Blvd.
 Chattanooga, TN

Cleveland Village Imports            Lease     Thomas Green, Jr. and   $18,858       2002(3)   Main Bldg.       15,760       2.05
 2490  & 2492 South Lee Hwy.                   Nelson Bowers (1)
 Cleveland, TN

Cleveland Chrysler-Plymouth-Jeep     Lease     Cleveland Properties    $23,452       2011(3)   Main Bldg.       17,750       5.60
 717 South Lee Hwy., Cleveland                 LLC (1)
 TN

Town & Country                       Lease     J.T. Williams           $14,000       1998(4)   Main Bldg.       15,000(6)    3.0(6)
 Chrysler-Plymouth-Jeep
 of  Rock Hill, 803 North Anderson
 Rd.,  Rock Hill, NC



(1) These lessors are affiliates of the Company's stockholders and/or executive officers.

(2) All of the Company's leases are "triple net" leases and require the Company to pay all real estate taxes, maintenance and insurance costs for the property.

(3) Each of these leases provides for two renewal terms of five years each, at the option of the Company.

(4) This lease provides for four renewal terms of one year each, at the option of the Company.

(5) BMW/VW of Nashville has entered into a 20-year lease with H.G. Hill Realty Company, an entity unaffiliated with the Company, regarding a new BMW facility to be constructed at a site separate from its existing facility. The monthly rent payments under this lease are not presently fixed and will depend upon the final construction costs of the new facility. The lease term will begin when the Company occupies these premises.

(6)  Estimated size.

     The Company's dealerships are generally located along major U.S. or interstate highways. One of the principal factors considered by the Company in evaluating an acquisition candidate is its location. The Company prefers to acquire dealerships located along major thoroughfares, primarily interstate highways which can be easily visited by prospective customers.

     The Company owns certain of the real estate associated with Town & Country Toyota and Fort Mill Ford. The remainder of the properties utilized by the Company's dealership operations are leased as set forth in the foregoing table. The Company believes that its facilities are adequate for its current needs. In connection with its acquisition strategy, the Company intends to lease the real estate associated with a particular dealership whenever practicable.

     Under the terms of its franchise agreements, the Company must maintain an appropriate appearance and design of its facilities and is restricted in its ability to relocate its dealerships.

Item 3:  Legal Proceedings and Insurance

     From time to time, the Company is named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of the Company's business. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the business, financial condition or results of operations or cash flows of the Company.



Item 4:  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                     PART II

Item 5:  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     The Class A Common Stock of the Company, $.01 per share (the "Class A Common Stock"), is currently traded on the New York Stock Exchange ("NYSE") under the symbol "SAH."

     As of December 31, 1997, 5,000,000 shares of Class A Common Stock and 6,250,000 shares of the Company's Class B Common Stock, par value $.01 per share (the "Class B Common Stock" and together with the Class A Common Stock, the "Common Stock") were outstanding. As of March 23, 1998, there were 1,057 record holders of the Class A Common Stock and four record holders of the Class B Common Stock. As of March 30, 1998, the closing stock price for the Class A Common Stock was $16.5625.

     The Company intends to retain future earnings to provide funds for operations and future acquisitions. As a holding company, the Company will depend on dividends and other payments from its subsidiary dealership operations to pay cash dividends to stockholders, as well as to meet debt service and operating expense requirements.

     The Company does not anticipate paying any dividends in the foreseeable future. Under the credit agreement between the Company and Ford Motor Credit no dividends may be paid by the Company. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as other factors as the Board of Directors, in its sole discretion, may consider relevant.

     The following table sets forth the high and low closing sales prices for the Company's Class A Common Stock, during the fourth quarter as reported by the NYSE Composite Tape. Prior to November 10, 1997, the Company was privately held and there was no public market for the Class A Common Stock.

         1997                                                High          Low
         ----                                                ----          ---

         Fourth Quarter (from November 10, 1997 through      12.375        9.50
         December 31, 1997)

         On November 10, 1997, the Company's Registration Statement on Form S-1 (SEC File No. 333-33295) was declared effective. The Company commenced the offering of its Class A Common Stock as of November 10, 1997. On November 17, 1997 the Company received $53.8 million in actual net proceeds (after payment of the underwriters' discount and other expenses) from the initial public offering (the "IPO") of 5,000,000 shares of its Class A Common Stock, which was sold at an aggregate price to the public of $60.0 million. On December 10, 1997, an over-allotment option for an aggregate of 750,000 shares of Class A Common Stock (the "Over-Allotment Option") granted by the Company to the underwriters expired unexercised.

     From the aggregate price to the public $4.2 million has been applied as the underwriters' discount and $2.0 million has been applied to the total actual other expenses of the IPO and paid directly to entities unaffiliated with the Company. As of December 31, 1997, net proceeds from the IPO were applied as follows:

  Acquisitions of Other Businesses
   (Dyer Acquisition (as defined herein) and
    Bowers Acquisition).................................   $38.2 million

  Repayment of Indebtedness:
   NationsBank, N.A.....................................   $12.0 million
   O. Bruton Smith......................................     3.5 million
                                                             -----------
  Total Net Proceeds....................................   $53.7 million
                                                           =============


     As of January 30, 1997, as part of the original organization of the Company, the Company issued to Sonic Financial Corporation ("Sonic Financial") 100 shares of common stock of the Company (the "Original Shares") in exchange for $500 in cash. As of June 30, 1997, as part of the restructuring of the Company in connection with its IPO (the "Reorganization"), the Company issued to
(i) its Chief Executive Officer, O. Bruton Smith, 1,035,625 shares of Class B Common Stock in exchange for all his interests in Town & Country Toyota and Fort Mill Ford, (ii) Sonic Financial 4,440,625 shares of Class B Common Stock in exchange for all its interests in the original shares, Town & Country Ford, Fort Mill Ford, Lone Star Ford and Frontier Plymouth-Oldsmobile-Cadillac, (iii) William S. Egan 295,625 shares of Class B Common Stock in exchange for all his interests in Town & Country Toyota, and (iv) Bryan Scott Smith 478,125 shares of Class B Common Stock in exchange for all his interests in Town & Country Ford and Fort Mill Ford. Also, in connection with the acquisition of the Dyer Volvo dealership, the Company issued on January 15, 1998 a warrant to purchase 44,391 shares of Class A Common Stock at $12.00 per share, which is currently exercisable and expires on January 15, 2003. In each such transaction, the securities were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration provided by Section 4(2) of the Act in view of the sophistication of the foregoing purchasers, their access to material information, the disclosures actually made to them by the Company and the absence of any general solicitation or advertising.

     On November 17, 1997, the Company issued to nine of its officers and employees, pursuant to the Stock Option Plan, options to purchase 587,500 shares of Class A Common Stock in the aggregate. On March 20, 1998, the Company issued to twenty-eight of its officers and employees, pursuant to the Stock Option Plan, options to purchase 167,500 shares of Class A Common Stock in the aggregate. Such securities were not registered under the Securities Act because such grants and dividends were without consideration to the Company and, consequently, did not constitute offers or sales within the meaning of
Section 5 of the Act.


     Effective March 20, 1998, the Board of Directors authorized 300,000 shares of preferred stock designated as Class A Convertible Preferred Stock, par value $0.01 per share, which shall be divided into 100,000 shares of Series I Convertible Preferred Stock, par value $0.01 per share (the "Series I Preferred Stock"), 100,000 shares of Series II Convertible Preferred Stock, par value $0.01 per share (the "Series II Preferred Stock"), and 100,000 shares of Series III Convertible Preferred Stock, par value $0.01 per share (the "Series III Preferred Stock" and, together with the Series I Preferred Stock and Series
II Preferred  Stock,   collectively,   the  "Class  A  Preferred  Stock").  In
such transaction, the securities were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration provided by Section 4(2) of the Act in view of the sophistication of the foregoing purchasers, their access to material information, the disclosures actually made to them by the Company and the absence of any general solicitation or advertising. On March 24, 1998 the Company issued 3,960 shares of Series III Preferred Stock to certain shareholders in connection with the acquisition of substantially all the assets of Clearwater Toyota, Clearwater Mitsubishi and Clearwater Collision Center, Inc. Each share of Series III Preferred Stock is convertible, at the option of the holder, into that number of shares of Class A Common Stock as is determined by dividing $1,000 by the average closing price for the Class A Common Stock on the NYSE for the 20 days preceding the date of issuance of the shares of Series III preferred stock, subject to a collar adjustment that has the effect of limiting increases and decreases in the value of the Class A Common Stock receivable upon conversion by 10% of the original value of the shares of the Series III Preferred Stock. On the second anniversary of the date of issuance of shares of the Series III Preferred Stock, the Company at its option, may convert such shares into Class A Common Stock according to the foregoing conversion provision. At anytime, the Company may redeem shares of the Series III Preferred Stock for cash equal to the value of the Class A Common Stock that would have been received if a conversion had occurred on the same date.

Item 6:  Selected Financial Data

     The selected consolidated statement of operations data for the years ended December 31, 1994, 1995, 1996 and 1997 and the selected consolidated balance sheet data as of December 31, 1996 and 1997 are derived from the Company's audited financial statements. The selected consolidated statement of operations data for the year ended December 31, 1993 and the selected consolidated balance sheet data as of December 31, 1993 and 1994 are derived from the Company's unaudited financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments necessary for a fair presentation of its results of operations and financial condition. All such adjustments are of a normal recurring nature. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.


                                                                      Year Ended December 31,
                                                       1993           1994          1995         1996(1)        1997(1)
                                                       ----           ----          ----         ----           ----
                                                               (in thousands, except per share data)
Consolidated Statement of
  Operations Data:
Revenues:
  Vehicle sales ...............................   $   203,630    $   227,960   $   267,650   $   327,674   $   467,858
  Parts, service and collision
     repair ...................................        30,337         33,984        35,860        42,075        57,537
  Finance and insurance .......................         3,711          5,181         7,813         7,118        10,606
                                                     -----------   -----------   -----------   -----------   -----------
Total revenues ................................       237,678        267,125       311,323       376,867       536,001
Cost of sales .................................       208,445        233,011       270,878       331,047       471,253
                                                     -----------   -----------   -----------   -----------   -----------
Gross profit ..................................        29,233         34,114        40,445        45,820        64,748
Selling, general and administrative
  expenses ....................................        22,738         24,632        29,343        33,677        48,520
Depreciation and amortization .................           788            838           832         1,076         1,322
                                                     -----------   -----------   -----------   -----------    ----------
Operating income ..............................         5,707          8,644        10,270        11,067        14,906
Interest expense, floor plan ..................         2,743          3,001         4,505         5,968         8,007
Interest expense, other .......................           263            443           436           433         1,199
Other income ..................................           613            609           106           355           298
Income before income taxes and minority              -----------   -----------   -----------   -----------    ----------
  interest ....................................         3,314          5,809         5,436         5,021         5,998
                                                     -----------   -----------   -----------   -----------    ----------
Provision for income taxes ....................           723          2,118         2,176         1,924         2,249
                                                     -----------   -----------   -----------   -----------    ----------
Income before minority interest ...............         2,591          3,691         3,260         3,097         3,749
Minority interest in earnings (loss) of
  subsidiary ..................................           (22)            15            22           114            47
                                                     -----------   -----------   -----------   -----------   -----------
Net income ....................................   $     2,613    $     3,676   $     3,238    $    2,983   $     3,702
                                                     ===========   ===========   ===========   =========== =============

Income from continuing operations applicable to
    Common Stock ..............................                                                            $     3,702
Diluted Income per share from continuing
    operations applicable to Common Stock .....                                                            $       .53
Weighted average shares outstanding ...........                                                              6,948,630

Consolidated Balance Sheet Data:
Working capital ...............................   $     9,629    $    13,246   $    18,140   $    19,780   $    44,097
Total assets ..................................        54,917         69,061        79,462       110,976       291,450
Long-term debt ................................         4,142          3,773         3,561         5,286        38,640
Total liabilities .............................        46,822         57,274        62,956        84,367       207,085
Minority interest .............................           161            177           200           314          --
Stockholders' equity ..........................         7,934         11,610        16,306        26,295        84,365
--------------

(1) The Company acquired Fort Mill Ford, Inc. in February 1996, Fort Mill Chrysler-Plymouth-Dodge in June 1997, Lake Norman Chrysler/Plymouth/Jeep and Lake Norman Dodge and Williams Motors in September 1997, Ken Marks Ford in October 1997, Bowers Acquisition and Dyer & Dyer Volvo (the "Dyer Acquisition") in November 1997. These acquisitions (the "Acquisitions") were accounted for using the purchase method of accounting. As a result, the Selected Financial Data does not include the results of operations of these dealerships prior to the date they were acquired by the Company. Accordingly, the actual financial data for periods after the acquisition may not be comparable to data presented for periods prior to the acquisitions.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto included elsewhere herein.

Overview

     Sonic Automotive, Inc. is one of the leading automotive retailers in the United States, operating 23 dealership franchises, four standalone used vehicle facilities and seven collision repair centers in the southeastern and southwestern United States. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services and arranges related F&I for its automotive customers. The Company's business is geographically diverse, with dealership operations in the Charlotte, Chattanooga, Nashville, Tampa-Clearwater, Houston and Atlanta markets. Sonic sells 15 domestic and foreign brands, which consist of BMW, Cadillac, Chrysler, Dodge, Ford, Honda, Infiniti, Jaguar, Jeep, KIA, Oldsmobile, Plymouth, Toyota, Volkswagen and Volvo.

     New vehicle revenues include both the sale and lease of new vehicles. Used vehicle revenues include amounts received for used vehicles sold to retail customers, other dealers and wholesalers. Other operating revenues include parts and services revenues, fees and commissions for arranging F&I and sales of third party extended warranties for vehicles (collectively, "F&I transactions"). In connection with vehicle financing contracts, the Company receives a fee (a "finance fee") from the lender for originating the loan. If, within 90 days of origination, the customer pays off the loans through refinancing or selling/trading in the vehicle or defaults on the loan, the finance company will assess a charge (a "chargeback") for a portion of the original commission. The amount of the chargeback depends on how long the related loan was outstanding. As a result, the Company has established reserves based on its historical chargeback experience. The Company also sells warranties provided by third-party vendors, and recognizes a commission at the time of sale.

     While the automotive retailing business is cyclical, Sonic sells several products and services that are not closely tied to the sale of new and used vehicles. Such products and services include the Company's parts and service and collision repair businesses, both of which are not dependent upon near-term new vehicle sales volume. One measure of cyclical exposure in the automotive retailing business is based on the dealerships' ability to cover fixed costs with gross profit from revenues independent of vehicle sales. According to this measurement of "fixed coverage," a higher percentage of non-vehicle sales revenue to fixed costs indicates a lower exposure to economic cycles. Each manufacturer requires its dealerships to report fixed coverage according to a specific method, and the methods used vary widely among the manufacturers and are not comparable.

     The Company's cost of sales and profitability are also affected by the allocations of new vehicles which its dealerships receive from manufacturers. When the Company does not receive allocations of new vehicle models adequate to meet customer demand, it purchases additional vehicles from other dealers at a premium to the Manufacturer's invoice, reducing the gross margin realized on the sales of such vehicles. In addition, the Company follows a disciplined approach in selling vehicles to other dealers and wholesalers when the vehicles have been in the Company's inventory longer than the guidelines set by the Company. Such sales are frequently at or below cost and, therefore, reduce the Company's overall gross margin on vehicle sales. The Company's salary expense, employee benefits costs and advertising expenses comprise the majority of its selling, general and administrative ("SG&A") expenses. The Company's interest expense fluctuates based primarily on the level of the inventory of new vehicles held at its dealerships, substantially all of which is financed (such financing being called "floor plan financing").

     The Company has accounted for all of its dealership acquisitions using the purchase method of accounting and, as a result, does not include in its financial statements the results of operations of these dealerships prior to the date they were acquired by the Company. The Consolidated Financial Statements of the Company discussed below reflect the results of operations, financial position and cash flows of each of the Company's dealerships acquired prior to December 31, 1997. As a result of the effects of the Acquisitions, the historical consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is not necessarily indicative of the results of operations, financial position and cash flows of the Company in the future or the results of operations, financial position and cash flows which would have resulted had the Acquisitions occurred at the beginning of the periods presented in the Consolidated Financial Statements.

     The historical consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," is not necessarily indicative of the results of operations, financial position and cash flows of the Company in the future or the results of operations, financial position and cash flows which would have resulted had the Reorganization, the Acquisitions and the IPO occurred at the beginning of the periods presented in the Consolidated Financial Statements.

     The  automobile  industry  is cyclical  and  historically  has  experienced periodic downturns, characterized by oversupply and weak demand. Many factors affect the industry including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates and available credit.


Results of Operations

     The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in the Company's statement of operations.

                                                                         Percentage of Total Revenues for
                                                                             Year Ended December 31,
                                                                            -----------------------
                                                                            1995      1996      1997
                                                                            ----      ----      ----
Revenues:
New vehicle sales........................................................   60.0 %    62.0 %    64.2 %
Used vehicle sales.......................................................   26.0 %    24.9 %    23.1 %
Parts, service and collision repair......................................   11.5 %    11.2 %    10.7 %
Finance and insurance....................................................    2.5 %     1.9 %     2.0 %
Total revenues...........................................................  100.0 %   100.0 %   100.0 %
Cost of sales............................................................   87.1 %    87.9 %    87.9 %
Gross profit.............................................................   13.0 %    12.1 %    12.1 %
Selling, general and administrative......................................    9.4 %     8.9 %     9.3 %
Operating income.........................................................    3.2 %     2.9 %     2.8 %
Interest expense.........................................................    1.6 %     1.7 %     1.7 %
Income before income taxes...............................................    1.7 %     1.3 %     1.5 %

Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

     Revenues. Revenues grew in each of the Company's primary revenue areas for 1997 as compared with 1996, causing total revenues to increase 42.2% to $536.0 million. New vehicle sales revenue increased 47.0% to $343.9 million, compared with $233.9 million. New vehicle unit sales increased from 11,693 to 15,715, accounting for 34.4% of the increase in vehicle sales revenues. The remainder of the increase was primarily due to a 9.4% increase in the average selling price resulting from changes in vehicle prices, particularly a shift in customer preference to higher cost light trucks and sport utility vehicles, and additional revenues from the Acquisitions.

     Used vehicle revenues from retail sales increased 25.1% from $68.0 million in 1996 to $85.1 million in 1997. The increase in used vehicle revenues was due principally to additional revenues contributed from the Acquisitions in the fourth quarter of 1997.

     The Company's parts, service and collision repair revenue increased 36.7% to $57.5 million from $42.1 million, and declined as a percentage of revenue to 10.7% from 11.2%. The increase in service and parts revenue was due principally to increased parts revenue, including wholesale parts, from the Company's Lone Star Ford and Fort Mill Ford locations and additional revenues from the Acquisitions in the fourth quarter 1997. F&I revenue increased $3.5 million, due principally to increased new vehicle sales and related financings.

     Gross Profit. Gross profit increased 41.3% in 1997 to $64.7 million from $45.8 million in 1996 due to increases in new vehicle sales revenues principally at the Company's Lone Star Ford and Fort Mill Ford locations and additional revenues from the Acquisitions in the third and fourth quarter of 1997. Parts and service revenue increases also contributed to the increase in gross profit.

     Selling, General and Administrative Expenses. SG&A expenses, including depreciation and amortization, increased 43.4% from $34.7 million to $49.8 million. These expenses increased due to increases in sales volume as well as expenses associated with the Acquisitions and the IPO.

     Interest Expense. The Company's interest expense increased 43.8% from $6.4 million to $9.2 million. The increase in interest expense was due to additional expense related to the Acquisitions and funding of the Acquisitions in the fourth quarter.

     Net Income. As a result of the factors noted above, the Company's net income increased by $0.7 million in 1997 compared to 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues. The Company's total revenue increased 21.2% to $376.9 million in 1996 from $311.3 million in 1995. New vehicle sales increased 25.2% to $234.0 million in 1996 from $186.9 million in 1995, primarily because of the acquisition in February 1996 of the Company's Fort Mill Ford dealership. The inclusion of the results of the Fort Mill Ford dealership accounted for 69.0% of the Company's overall increase in new vehicle sales in 1996. Of the increase in sales, 60.7% was attributable to increases in unit sales from 1995 to 1996. The remainder of the increase in new vehicle sales in 1996 was largely attributable to an increase in average unit sales prices of 10.0% which the Company believes was primarily due to changes in inventory mix (in response to shifting customer preferences to light trucks and sport utility vehicles) and general increases in new vehicle sales prices.

     Used vehicle revenues from retail sales increased 12.0% to $68.0 million in 1996 from $60.8 million in 1995. The inclusion of the results of the Company's Fort Mill Ford dealership accounted for substantially all of this increase in used vehicle sales. The Company attributes the remainder of the increase in its used vehicle sales in 1996 to increases of approximately 5.6% in the average retail-selling price per vehicle sold. Increases in average retail selling prices were due to changes in product mix and general price increases.

     The Company's parts, service and collision repair revenue increased 17.3% to $42.1 million for 1996, compared to $35.9 million in 1995. Of this increase, $4.4 million or 64.5% was due to the inclusion of the Company's Fort Mill Ford dealership in the 1996 results of operations. The remainder of the increase was principally the result of improved service operations and wholesale parts distribution at the Company's Town and Country Ford dealership. F&I revenues declined $0.7 million, or 8.9%, due principally to reductions in sales of finance and insurance products at Town and Country Ford.

     Gross Profit. Gross profit increased 13.3% in 1996 to $45.8 million from $40.4 million in 1995 primarily due to the addition of the Fort Mill Ford dealership. Gross profit decreased from 13.0% to 12.2% as a percentage of sales due principally to declines in F&I income and declines in gross profit margins on the sale of used vehicles. Gross margins on new vehicles increased primarily due to increases in the average selling price per unit due to a change in mix of new vehicles sold, particularly higher margin light trucks and sport utility vehicles.

     Selling, General and Administrative Expenses. The Company's SG&A expenses increased $4.3 million, or 14.8%, from $29.3 million in 1995 to $33.7 million in 1996. However, as a percentage of revenue, SG&A expenses decreased from 9.4% to 8.9%. Expenses associated with the Fort Mill Ford dealership acquired by the Company in 1996 accounted for approximately 91.4% of this increase. The Company attributes the remainder of the increase in selling, general and administrative expenses primarily to higher compensation levels in 1996 and to an increase in advertising expenses.

     Interest Expense. The Company's interest expense in 1996 increased 29.6% to $6.4 million from $4.9 million in 1995. Of this increase, $1.0 million or 70.4% was attributable to floor plan financing at the Company's Fort Mill Ford dealership acquired in February 1996. The remainder of the increase primarily reflects interest expense on the debt assumed in the acquisition of Fort Mill Ford and an increase in floor plan interest rates during 1996.

     Net Income. The Company's net income in 1996 decreased 6.3% to $3.0 million from $3.2 million in 1995. This decrease was principally caused by increased interest costs related to floor plan financing and debt assumed in the acquisition of Fort Mill Ford.

Liquidity and Capital Resources

     The Company's principal needs for capital resources are to finance acquisitions, debt service and fund working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowing under its various credit facilities, borrowings and capital contributions from its stockholders to finance its operations and expansion. On November 10, 1997, the Company completed its IPO providing additional capital resources for the consummation of the Acquisitions.

     The Company currently has a global floor plan credit facility with Ford Motor Credit for all its dealership subsidiaries (the "Floor Plan Facility"). As of December 31, 1997 there was an aggregate of $133.2 million outstanding under the Floor Plan Facility. The Floor Plan Facility at December 31, 1997 had an effective rate of prime less .9%, subject to certain incentives, etc. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balance is generally reduced by the

Manufacturer's purchase discounts, and such reduction is not reflected in the related floor plan liability. These Manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to the Company by the Manufacturer on a quarterly basis. The related floor plan liability becomes due as vehicles are sold.

     The Company makes monthly interest payments on the amount financed under the Floor Plan Facility but is not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the Company. The Floor Plan Facility contains a number of covenants, including among others, covenants restricting the Company with respect to the creation of liens and changes in ownership, officers and key management personnel.

     The Company generated net cash of $2.1 million and $7.7 million from operating activities in 1996 and 1997, respectively. The 1997 increase was attributable principally to a decrease in receivables, inventory levels and increased net income.

     Cash used for investing activities, excluding amounts paid in acquisitions, was approximately $1.2 million for year ended December 31, 1997 and related primarily to acquisitions of property and equipment. Cash used in investing activities was $1.5 million, $6.7 million and $86.6 million in 1995, 1996 and 1997 respectively, including $1.5 million, $1.9 million and $2.0 million of capital expenditures during such periods.

     In 1996, cash provided by financing activities of $2.3 million primarily reflected the purchase of capital stock by a stockholder of the Company, the proceeds of which were used to fund the acquisition of Fort Mill Ford and the purchase of stock by a stockholder of Town & Country Ford. Cash provided by financing activities for the year ended December 31, 1997 was $90.7 million
principally   due  to  proceeds  of  the  IPO  and  debt  incurred  for  certain acquisitions.

     In August 1997, the Company obtained a $20 million loan from NationsBank, N.A. (the "NationsBank Facility"). The proceeds from the NationsBank Facility were used in the consummation of the acquisition of the two Lake Norman dealerships and of the Williams dealership. The NationsBank Facility was guaranteed by Mr. O. Bruton Smith personally and matured in February 1998 and repaid with proceeds of the IPO and the revolving line of credit (the "Revolving Facility"). In October 1997, the Company obtained a secured Revolving Facility from Ford Motor Credit in the principal amount of $26.0 million. In January 1998 the Company increased the aggregate amount available to borrow under this facility to $75.0 million pursuant to the Revolving Facility's terms. The Revolving Facility will mature in two years, unless the Company requests that such term be extended, at the option of Ford Motor Credit, for additional one year terms. No assurance can be given that such extensions will be granted. The proceeds from the Revolving Facility were used in the consummation of the acquisition of Ken Marks Ford and the repayment in February 1998 of $8.2 million of the amount borrowed under the NationsBank Facility. Amounts to be drawn under the Revolving Facility are anticipated by the Company to be used for the acquisition of additional dealership subsidiaries and to provide general working capital needs of the Company not to exceed $10 million. At December 31, 1997 the balance outstanding on the NationsBank Facility was $8.2 million.

     The Company agreed under the Revolving Facility not to pledge any of its assets to any third party (with the exception of currently encumbered real estate and assets of the Company's dealership subsidiaries that are subject to previous pledges or liens). The Revolving Facility also contains certain negative covenants made by the Company, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of (i) debt to tangible equity (as defined in the Revolving Facility), (ii) current assets to current liabilities, (iii) earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges, (iv) EBITDA to interest expense, (v) EBITDA to total debt and (vi) EBITDA to total floor plan debt. Moreover, the loss of voting control over the Company by the Smith Group or the failure by the Company, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility.

     Capital expenditures, excluding amounts paid in acquisitions, were $1.5 million, $1.9 million and $2.0 million in 1995, 1996 and 1997, respectively. The Company's principal capital expenditure typically include building improvements and equipment for use in the Company's dealerships. Capital expenditures in 1995 and 1996 were primarily attributable to expenditures for the addition of a standalone used car lot in 1996 and other capital improvements at the Lone Star Ford dealership. During 1997, the Company completed its previously announced acquisitions of Fort Mill Chrysler-Plymouth-Dodge, Williams Motors, Dyer Volvo, Bowers Dealerships and Affiliated Companies and Ken Marks Ford, Inc. with an aggregate purchase price, net of cash purchased, of $85.6 million.

     In March 1998, the Company completed its previously announced acquisition of Clearwater Toyota, Clearwater Mitsubishi and Clearwater Collision Center, Inc. located in Clearwater, Florida, for a total purchase price of $15 million, subject to adjustment based on the net book value of the purchased assets and assumed liabilities as of the closing date. The acquisition was financed with $11 million in cash borrowed under a revolving credit facility and $4.0 million in convertible preferred stock. In addition, by April

30, 1999 the Company will be required to pay an additional amount equal to 50% of the combined pre-tax earnings of the entities acquired, such amount not to exceed $1.8 million.

     In March 1998, the Company signed a definitive agreement to purchase the Hatfield dealership group located in Columbus, Ohio and Capital Chevrolet and Imports located in Montgomery, Alabama for a total purchase price of $54 million, with up to an additional $3 million contingent on future performance. Convertible preferred stock will be issued for $18 million of the purchase price, with the remainder of the purchase price payable in cash. The acquisitions will be financed with proceeds to be obtained from the Revolving Credit Facility. Closing of these acquisitions is expected in the second quarter of 1998 or early in the third quarter of 1998.

     The Company believes that funds generated through future operations and availability of borrowings under its floor plan financing (or any replacements thereof) and its other credit arrangements will be sufficient to fund its debt service and working capital requirements and any seasonal operating requirements, including its currently anticipated internal growth, for the foreseeable future. The Company estimates that it will incur a tax liability of approximately $5.5 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO. The Company believes that it will be required to pay this liability over a six-year period, beginning in January
1998, and believes that it will be able to pay such obligation with cash provided by operations. The Company expects to fund any future acquisitions from its future cash flow from operations, additional debt financing (including the Revolving Facility) or the issuance of Class A Common Stock or issuance of other convertible instruments.

Seasonality

     The Company's operations are subject to seasonal variations. The first quarter generally contributes less revenue and operating profits than the second, third and fourth quarters. Seasonality is principally caused by weather conditions and the timing of manufacturer incentive programs and model changeovers.

Effects of Inflation

     Due to the relatively low levels of inflation in 1995, 1996 and 1997, inflation did not have a significant effect on the Company's results of operations for those periods.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement will be effective for the Company's fiscal year ending December 31, 1998, and the Company does not intend to adopt this statement prior to the effective date. Had the Company adopted this Statement as of January 1, 1994, it would have reported comprehensive income of $2.4, $2.8 million and $3.8 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures and Segments of an Enterprise and Related Information". This Standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This Statement will be effective for the Company's fiscal year ending December 31, 1998, and the Company does not intend to adopt this statement prior to the effective date. The Company has not yet completed its analysis of which operating segments it will report on, if any.

Item 8.  Financial Statements and Supplementary Data

     See Index to Financial Statements which appears on page F-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     The Board of Directors of the Company is divided into three classes, each of which, after a transitional period, will serve for three years, with one class being elected each year. The executive officers are elected annually by, and serve at the discretion of, the Company's Board of Directors. The term of Bryan Scott Smith will expire in 1998; Messrs. Wright and Bowers will expire in 1999; and the terms of Messrs. O. Bruton Smith, Brooks and Benton will expire in 2000. The Company's Board of Directors currently consists of six members. The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name                                   Age              Position(s) with the Company
----                                   ---              ----------------------------
O. Bruton Smith.....................    71    Chairman, Chief Executive Officer and Director*
Bryan Scott Smith...................    30    President, Chief Operating Officer and Director*
Nelson E. Bowers, II................    53    Executive Vice President and Director Nominee*
Theodore M. Wright..................    35    Chief Financial Officer, Vice President-Finance, Treasurer, Secretary and Director*
William P. Benton...................    74    Director
William R. Brooks...................    47    Director
William I. Belk.....................    49    Director
---------------
* Executive Officer

     O. Bruton Smith has been the Chairman, Chief Executive Officer and a director of the Company since its organization in 1997 and presently is the controlling stockholder of the Company through his direct and indirect ownership of Class B Common Stock. Mr. Smith has been the president and controlling stockholder of Sonic Financial Corporation, a privately-held company ("Sonic Financial") since its formation, which prior to the Reorganization owned a controlling interest in all of the Company's dealerships except Town & Country Toyota and presently owns a controlling interest in the Company's Common Stock. Mr. Smith, prior to the Reorganization, owned a controlling interest in Town & Country Toyota directly. Mr. Smith currently is, and since their acquisition by the Company has been, a director and the president of each of the Company's dealerships. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the chairman and chief executive officer, a director and controlling shareholder, either directly or through Sonic Financial, of Speedway Motorsports, Inc. ("SMI")(NYSE: symbol TRK) and is also the executive officer and a director of each of SMI's operating subsidiaries. Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Sears Point Raceway and Texas Motor Speedway. Under his employment agreement with the Company, Mr. Smith is required to devote approximately 50% of his business time to the Company's business.

     Bryan Scott Smith has been the President and Chief Operating Officer of the Company since April 1997, and a director of the Company since its organization in 1997. Mr. Smith also serves as the executive officer and a director or manager, as the case may be, of each of the Company's subsidiaries. Mr. Smith, who is the son of Bruton Smith, has been the Vice President since 1993 and, prior to the Reorganization, the minority owner of Town & Country Ford. Mr. Smith joined the Company's predecessor in January 1991 on a full-time basis as an assistant used car manager. In August of 1991, Mr. Smith became the used car manager at Town & Country Ford. Mr. Smith was promoted to General Manager of Town & Country Ford in November 1992 where he remained until his appointment to the Company in April of 1997.

     Nelson E. Bowers, II became the Executive Vice President and a director of the Company in December 1997. Mr. Bowers also serves as an executive officer and a director of certain of the Company's subsidiaries. Mr. Bowers owned a controlling interest in the dealerships that are the subject of the Bowers Acquisition and has worked in the retail automobile industry since 1974. Mr. Bowers has served on national dealer councils for BMW and Volvo and has owned and operated dealerships since 1979. Several of the dealerships previously owned by Mr. Bowers have been awarded the highest awards available from manufacturers for customer satisfaction.

     Theodore M. Wright has been the Chief Financial Officer, Vice President-Finance, Treasurer and Secretary of the Company since April 1997, and a director of the Company since June 1997. Mr. Wright also serves as an executive officer and a director, or in a similar capacity, of each of the Company's subsidiaries. Before joining the Company, Mr. Wright was a Senior Manager and in charge of the Columbia, South Carolina office of Deloitte & Touche LLP. Prior to joining the Columbia office, Mr. Wright was a Senior Manager in Deloitte & Touche LLP's National Office Accounting Research and SEC Services Departments from 1994 to 1995. From 1992 to 1994 Mr. Wright was an audit manager with Deloitte & Touche LLP.

     William Benton became a director of the Company in December 1997. Since January 1997, Mr. Benton has been the Executive Director of Ogilvy & Mather, a world-wide advertising agency. He is also a consultant to the Chairman and Chief Executive Officers of TI Group and Allied Holdings, Inc. Prior to his appointment at Ogilvy & Mather, Mr. Benton served as Vice Chairman of Wells, Rich, Greene/BDDP, Inc., an advertising agency with offices in New York and Detroit. Mr. Benton retired from Ford Motor Company as its Vice President of Marketing Worldwide in 1984 after a 37-year career with that company.

     William R. Brooks has been a director of the Company since its formation. Mr. Brooks also served as the Company's Treasurer, Vice President and Secretary from its organization in February 1997 to April 1997 when Mr. Wright was appointed to those positions. Since December 1994, Mr. Brooks has been the Vice President, Treasurer, Chief Financial Officer and a director of SMI. Mr. Brooks also serves as an executive officer and a director for various operating subsidiaries of SMI. Before the formation of SMI in December 1994, Mr. Brooks was the Vice President of the Charlotte Motor Speedway and a Vice President and a director of Atlanta Motor Speedway. Mr. Brooks joined Sonic Financial from Price Waterhouse in 1983. At Sonic Financial, he was promoted from Manager to Controller in 1985 and again to Chief Financial Officer in 1989.

     William I. Belk became a director of the Company in March 1998. Mr. Belk is currently the Vice President and Director for Monroe Hardware Company, Director for Piedmont Ventures, Inc., and Treasurer and Director for Old Well Water, Inc. Mr. Belk previously held the position of Chairman and Director for certain Belk stores (a privately held retail department store chain).

Committees of the Board of Directors

     There are two standing committees of the Board of Directors of the Company, the Audit Committee and the Compensation Committee. The Audit Committee was appointed on March 20, 1998, consists of Messrs. Benton, Belk and Brooks. The Compensation Committee currently has no members and its functions are being performed by the full Board of Directos. The Board of Directors intends to select members for its Compensation Committee at the annual Board of Directors meeting to occur after the 1998 annual meeting of the Company's stockholders. Set forth below is a summary of the principal functions of each committee. There were no meetings held for either of the committees during 1997.

     Audit Committee. The Audit Committee recommends the appointment of the Company's independent auditors, determines the scope of the annual audit to be made, reviews the conclusions of the auditors and reports the findings and recommendations thereof to the Board, reviews the Company's auditors, the adequacy of the Company's system of internal control and procedures and the role of management in connection therewith, reviews transactions between the Company and its officers, directors and principal stockholders, and performs such other functions and exercises such other powers as the Board from time to time may determine.

     Compensation Committee. The Compensation Committee administers certain compensation and employee benefit plans of the Company, annually reviews and determines executive officer compensation, including annual salaries, bonus performance goals, bonus plan allocations, stock option grants and other benefits, direct and indirect, of all executive officers and other senior officers of the Company. The Compensation Committee administers the Stock Option Plan and the Employee Stock Purchase Plan, and periodically reviews the Company's executive compensation programs and takes action to modify programs that yield payments or benefits not closely related to the Company or executive performance. The policy of the Compensation Committee's program for executive officers is to link pay to business strategy and performance in a manner which is effective in attracting, retaining and rewarding key executives while also providing performance incentives and awarding equity-based compensation to align the long-term interests of executive officers with those of Company stockholders. It is the Compensation Committee's objective to offer salaries and incentive performance pay opportunities that are competitive in the marketplace.

     The Company currently has no standing nominating committee.

     During 1997, there was one meeting of the Board of Directors of the Company, with each director attending the meeting.

Section 16(a) Beneficial Ownership Reporting Compliance.

     To the Company's knowledge, based solely on review of reports furnished to it, all Section 16 (a) filing requirements applicable to its executive officers, directors and more than 10% beneficial owners were complied with, except that Messrs. Bruton Smith, Scott Smith, Wright and Brooks inadvertently filed late their Form 3 initial statements of beneficial ownership of securities after the IPO and Mr. Benton inadvertently filed late his Form 3 after his appointment as a director.

Item 11.  Executive Compensation

Board of Directors Report on Executive Compensation

1997 Officer Compensation Program

     The executive officer compensation for the Company for 1997 was based on compensation established in each individuals employment agreements, as discussed herein. Additionally, the executive employees were granted stock options made under the Company's Stock Option Plan. Executive officers (including the Chief Executive Officer) were also eligible in 1997 to participate in various benefit plans similar to those provided to other employees of the Company. Such benefit plans are intended to provide a safety net of coverage against various events, such as death, disability and retirement.

     The employment agreements for the executive officers (including that of the Chief Executive Officer) were established on the basis of non-qualitative factors such as positions of responsibility and authority, years of service and annual performance evaluations. They were targeted to be competitive principally in relation to other automotive retailing companies (such as those included in the Peer Group Index in the performance graph elsewhere herein), although the Compensation Committee also considered the base salaries of certain companies not included in the Peer Group Index because the Compensation Committee considered those to be relatively comparable industries.

     Awards of stock options under the Company's Stock Option Plan are based on a number of factors in the discretion of the Compensation Committee, including various subjective factors primarily relating to the responsibilities of the individual officers for and contribution to the Company's operating results (in relation to the Company's other optionees), their expected future contributions and the levels of stock options currently held by the executive officers individually and in the aggregate. Stock option awards to executive officers have been at then-current market prices in order to align a portion of an executive's net worth with the returns to the Company's stockholders. For detail concerning the grant options to the executive officers named in the Summary Compensation Table below, see "Executive Compensation - Fiscal Year-End Option Values."

     As noted above, the Company's compensation policy is primarily based upon the practice of pay-for-performance. Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to named executive officers. The Stock Option Plan was created with the intention that all compensation attributable to stock option exercises should qualify as deductible performance-based compensation. The Committee currently believes that, generally, the Company should be able to continue to manage its executive compensation program to preserve federal income tax deductions.

Chief Executive Officer Compensation

     The Committee's members annually review and approve the compensation of Mr. Smith, the Company's Chief Executive Officer. Mr. Smith's salary has been established through an employment agreement, as discussed herein. The Committee believes that Mr. Smith is paid a reasonable salary. Mr. Smith is the only employee of the Company not eligible for stock options. Since he is a significant stockholder in the Company, his rewards as Chief Executive Officer reflect increases in value enjoyed by all other stockholders.

O. Bruton Smith, Chairman
Bryan Scott Smith
Theodore M. Wright
Nelson E. Bowers, II
William P. Benton
William I. Belk
William R. Brooks

         The following table sets forth compensation paid by or on behalf of the Company to the Chief Executive Officer of the Company and to its other executive officers for services rendered during the Company's fiscal years ended December 31, 1995, 1996 and 1997:

                           Summary Compensation Table


                                                                                                  Long-Term
                                                                                              Compensation Awards
                                             Annual Compenation                 Other           Number of Shares
                                                                               Annual             Underlying            All Other
Name and Principal Position(s)     Year      Salary (1)       Bonus(2)      Compensation(3)        Options (4)      Compensation (5)
------------------------------     ----      ----------       --------      ---------------        -----------      ----------------
O. Bruton Smith                   1997         $326,704         --            $ 15,000                 --                 --
 Chairman, Chief                  1996          164,750         --              33,350                 --                 --
Executive
 Officer and Director             1995          142,200         --              41,350                 --                 --
Bryan Scott Smith                 1997          273,767       $ 18,331               (5)              99,875              --
 President, Chief                 1996           48,000        230,714               (5)               --                 --
Operating
 Officer and Director             1995           48,000        168,670               (5)               --                 --


1) Does not include the dollar value of perquisites and other personal benefits.

(2) The amounts shown are cash bonuses earned in the specified year and paid in the first quarter of the following year.

(3) The Company provides Mr. Smith with the use of automobiles for personal use, the annual cost of which is reflected as Other Annual Compensation.

(4) The Company's Stock Option Plan was adopted in September 1997. Therefore, no options were granted to any of the Company's executive officers in 1996 or 1995.

(5) The aggregate amount of perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.


Employment Agreements

     The Company has entered into employment agreements with Messrs. Bruton Smith, Scott Smith, Bowers and Wright, (the "Employment Agreements") which provide for an annual base salary and certain other benefits. Pursuant to the Employment Agreements, the 1997 base salaries of Messrs. Bruton Smith, Scott Smith, Bowers and Wright will be $350,000, $300,000, $400,000 and $180,000, respectively. The executives will also receive such additional increases as may be determined by the Compensation Committee. The Employment Agreements provide for the payment of annual performance-based bonuses equal to a percentage of the executive's base salary, upon achievement by the Company (or relevant region) of certain performance objectives, based on the Company's pre-tax income, to be established by the Compensation Committee. Under the terms of the Employment Agreements, the Company will employ Mr. Bruton Smith through November 2000. Under the terms of their respective Employment Agreements, the Company will employ Messrs. Scott Smith, Bowers and Wright for five years or until their respective Employment Agreements are terminated by the Company or the executive. Messrs. Scott Smith, Bowers and Wright also receive under their Employment Agreements, options pursuant to the Company's Stock Option Plan, for 99,875 shares, 79,313 shares and 38,188 shares, of the Class A Common Stock, respectively, exercisable at the initial public offering price, vesting in three equal annual installments beginning October 1998 and expiring in October 2007.

     Each of the Employment Agreements contain similar noncompetition provisions. These provisions, during the term of the Employment Agreement, (i) prohibit the disclosure or use of confidential Company information, and (ii) prohibit competition with the Company for the Company's employees and its customers, interference with the Company's relationships with its vendors, and employment with any competitor of the Company in specified territories. The provisions referred to in (ii) above shall also apply for a period of two years following the expiration or termination of an Employment Agreement. With respect to Messrs. Bruton Smith, Scott Smith and Wright, the geographic restrictions apply in any Standard Metropolitan Statistical Area ("SMSA") or county in which the Company has a place of business at the time their employment ends. With respect to Mr. Bowers, the restrictions apply only in the SMSA's for Houston, Charlotte, Chattanooga, and Nashville.

Fiscal Year-End Option Values

The following table sets forth information concerning outstanding options to purchase Common Stock held by executive officers of the Company at December 31, 1997:

                            Number of Securities
                           Underlying Unexercised         % of Total Options                                           Grant Date
                       Options at Fiscal Year End (#)    Granted to Employees     Exercise Price      Expiration         Present
Name                      Exercisable/Unexercisable         In Fiscal Year           ($/Share)           Date           Value (1)
----                      -------------------------         --------------           ---------           ----           ---------

Bryan Scott Smith                  0/99,875                     17.0%              $   12.00       October, 2007        $1,198,500
Nelson E. Bowers, II               0/79,313                     13.4%                  12.00       October, 2007           951,756
Theodore M. Wright                 0/38,188                      6.5%                  12.00       October, 2007           458,256

---------------
(1) Grant date value based on market price at date of grant.



Stock Option Plans

     The Company currently has in place one stock option plan (the "Stock Option Plan") with respect to Class A Common Stock in order to attract and retain key personnel. The Stock Option Plan, adopted in October 1997, provides for options to be purchased up to an aggregate of 1,125,000 shares of Class A Common Stock may be granted to key employees of the Company and its subsidiaries and to officers, directors, consultants and other individuals providing services to the Company. In November 1997, the Company granted options to purchase 587,509 shares of Class A Common Stock. Messrs. Scott Smith, Nelson E. Bowers, II and Theodore M. Wright were granted non-statutory stock options (NSO's) and Incentive Stock Options (ISO's) 99,875, 79,313 and 38,188 shares, respectively at an exercise price equal to the IPO price of $12.00 per share. See Note 9 to the Consolidated Financial Statements for additional information on stock options and stock plans.

     In October 1997, the Board of Directors and stockholders of the Company adopted the Employee Stock Purchase Plan (the "ESPP"). The ESPP provides employees of the Company the opportunity to purchase Class A Common Stock. Under the terms of the ESPP, on January 1 of each year all eligible employees electing to participate will be granted an option to purchase shares of Class A Common Stock. The Company's Compensation Committee will annually determine the number of shares of Class A Common Stock available for purchase under each option. The purchase price at which Class A Common Stock will be purchased through the ESPP will be 85% of the lesser of (i) the fair market value of the Class A Common Stock on the applicable Grant Date and (ii) the fair market value of the Class A Common Stock on the applicable Exercise Date. Options will expire on the last exercise date of the calendar year in which granted. No options under the ESPP were issued in 1997.

     On March 20, 1998, the Board of Directors, pursuant to the Company's ESPP, increased the authorized shares from 150,000 to 300,000 and issued options exercisable for 150,000 shares of Class A Common Stock granting 310 shares per participant participating in the ESPP.

     In March, 1998, the Board of Directors adopted the Formula Stock Option Plan for the benefit of the Company's outside directors. The plan authorized options to purchase up to an aggregate of 300,000 shares of Class A Common Stock. Under the plan, each outside director shall be awarded on or before March 31st of each year an option to purchase 10,000 shares at an exercise price equal to the fair market value of common stock at the date of the award.



Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Since the Company's organization in February 1997 and through March 20, 1998, all matters concerning executive officer compensation have been addressed by the entire Board of Directors. The Compensation Committee was appointed March 20, 1998.

Mr. Bruton Smith serves as the Chief Executive Officer of the Company and serves as an officer for each of the Company's subsidiaries. Mr. Scott Smith serves as the Company's President and Chief Operating Officer and serves as an officer for each of the Company's subsidiaries. Mr. Bowers serves as the Executive Vice President of the Company and serves as an officer for certain of the Company's subsidiaries. Mr. Wright serves as the Company's Chief Financial Officer, Vice President-Finance, Treasurer and Secretary and serves as an officer for each of the Company's subsidiaries. Mr. Brooks served from February to April 1997 as the Company's Treasurer, Vice President and Secretary.

     Mr. Bruton Smith is the only executive officer to have served on the Compensation Committee of another entity during 1997. He served as Chairman, Chief Executive Officer, a Director and a member of the Compensation Committee of SMI. Mr. Brooks is also an Executive Officer of SMI.

     Mr. Bruton Smith received aggregate salary, bonus and other compensation of $1,497,313 during 1997 from SMI.

Director Compensation

     Members of the Board of Directors who are not employees of the Company will be compensated for their services under the Formula Plan. The Company will also reimburse all directors for their expenses incurred in connection with their activities as directors of the Company. Directors who are also employees of the Company receive no compensation for serving on the Board of Directors.

Stockholder Performance Graph


     Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock against the cumulative total return of each of the Standard and Poor's 500 Stock Index and a Peer Group Index for the time period commencing November 10, 1997 and ending December 31, 1997. The companies used in the Peer Group Index include Republic Industries, Group 1 Automotive, United Auto Group, Car Max, Cross-Continent, Lithia Motors, Rush Enterprises and Smart Choice, which are all publicly traded companies known by the Company to be involved in the automobile industry. The graph assumes that $100 was invested on November 10, 1997 in each of the Company's Common Stock, the Standard & Poor's 500 Stock Index and the Peer Group Index companies that all dividends were reinvested.


    [THE FOLLOWING WAS REPRESENTED BY A LINE CHART IN THE PRINTED MATERIAL.]


                     Comparison of Cumulative Total Return

                                                               STARTING
                                                                 BASIS

            DESCRIPTION                    11/97                 12/97
            -----------                    -----                 -----
          SONIC AUTOMOTIVE               $100.00                $80.21

          S & P 500                      $100.00               $106.43

          PEER GROUP                     $100.00                $79.30

Item 12.  Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director of the Company,
(iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. Holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of the stockholders, except that the Class B Common Stock is entitled to only one vote per share with respect to any transaction proposed or approved by the Board of Directors of the Company or proposed by all the holders of the Class B Common Stock or as to which any member of the Smith Group or any affiliate thereof has a material financial interest other than as a then existing stockholder of the Company constituting a (a) "going private" transaction (as defined herein), (b) disposition of substantially all of the Company's assets, (c) transfer resulting in a change in the nature of the Company's business, or (d) merger or consolidation in which current holders of Common Stock would own less than 50% of the Common Stock following such transaction. In the event of any transfer outside of the Smith Group or the Smith Group holds less than 15% of the total number of shares of Common Stock outstanding, such transferred shares or all shares, respectively, of Class B Common Stock will automatically convert into an equal number of shares of Class A Common Stock.



                                                               Number of Shares    Number of Shares     Percentage of all
                                                               of Class A Common   of Class B Common       Common Stock
Name (1)                                                          Stock Owned         Stock Owned          Outstanding
--------                                                          -----------         -----------          -----------
O. Bruton Smith (2)(3).......................................           --            5,476,250            48.7%
Sonic Financial Corporation (2)..............................           --            4,440,625            39.5%
Bryan Scott Smith (2)(4).....................................           --             478,125              4.3%
William R. Brooks (2)........................................           --                   --              --
Theodore M. Wright (2)(4)....................................           --                   --              --
Nelson E. Bowers, II (2)(4)..................................           --                   --              --
William Benton (2)..........................................            --                   --              --
All directors and executive officers as a group (10 persons).           --            5,954,375            52.9%

(1) Unless otherwise noted, each person has sole voting and investment power over the shares listed opposite his name subject to community property laws where applicable.

(2) The address of such person is care of the Company at 5401 East Independence Boulevard, Charlotte, North Carolina 28218.

(3) The shares of Common Stock shown as owned by such person or groups include all of the shares owned by Sonic Financial as indicated elsewhere in the table. Mr. Smith owns the substantial majority of Sonic Financial's outstanding capital stock.

(4) Does not give effect to options granted under the Company's Stock Option Plan to purchase shares of Class A Common Stock at the public offering price since none of such options become exercisable prior to October 1998.


Item 13.  Certain Relationships and Related Transactions

Registration Rights Agreement

     As part of the Reorganization, the Company entered into a Registration Rights Agreement dated as of June 30, 1997 (the "Registration Rights Agreements") with Sonic Financial, Bruton Smith, Scott Smith and William S.
Egan. Sonic Financial, Bruton Smith, Scott Smith and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group") currently are the owners of record of 4,440,625, 1,035,625, 478,125 and 295,625 shares of Class B Common Stock, respectively. Upon the registration of any of their shares or as otherwise provided in the Certificate, such shares will automatically be converted into a like number of shares of Class A Common Stock. Subject to certain limitations, the Registration Rights Agreements provide Sonic Financial, Bruton Smith, Scott

Smith and the Egan Group with certain piggyback registration rights that permit them to have their shares of Common Stock, as selling security holders, included in any registration statement pertaining to the registration of Class A Common Stock for issuance by the Company or for resale by other selling security holders, with the exception of registration statements on Forms S-4 and S-8 relating to exchange offers (and certain other transactions) and employee stock compensation plans, respectively. These registration rights will be limited or restricted to the extent an underwriter of an offering, if an underwritten offering, or the Company's Board of Directors, if not an underwritten offering, determines that the amount to be registered by Sonic Financial, Bruton Smith, Scott Smith or the Egan Group would not permit the sale of Class A Common Stock in the quantity and at the price originally sought by the Company or the original selling security holders, as the case may be. The Registration Rights Agreement expires on the tenth anniversary of the closing of the Initial Public Offering. Sonic Financial is controlled by the Company's Chairman and Chief Executive Officer, Bruton Smith.

Certain Dealership Leases

     Certain of the properties leased by the Company's dealership subsidiaries are owned by officers, directors or holders of 5% or more of the Common Stock of the Company or their affiliates. These leases contain terms comparable to, or more favorable to the Company than, terms that would be obtained from unaffiliated third parties. Town & Country Ford operates at facilities leased from STC Properties, a North Carolina joint venture ("STC"). Town & Country Ford maintains a 5% undivided interest in STC and Sonic Financial owns the remaining 95% of STC. The STC lease on the Town & Country Ford facilities will expire in October 2000. Annual payments under the STC lease were $510,085 for each of 1994, 1995 and 1996. Current minimum rent payments are $409,000 annually ($34,083 monthly) through 1999, and will be decreased to $340,833 in 2000, such rents being below market. When this lease expires, the Company anticipates obtaining a long-term lease on the Town & Country Ford facility at fair market rent.

     Lone Star Ford operates, in part, at facilities leased from Viking Investments Associates, a Texas association ("Viking"), which is controlled by Mr. Bruton Smith. The Viking lease on the Lone Star Ford property expires in 2005. Annual payments under the Viking lease were $351,420, $331,302 and $360,000 for 1994, 1995 and 1996, respectively. Minimum annual rents under this lease are $360,000 ($30,000 monthly), such amount being below market. When this lease expires, the Company anticipates obtaining a long-term lease on the Lone Star Ford facility at fair market rent.

     KIA of Chattanooga operates at facilities leased from KIA Land Development, a company in which Nelson Bowers, the Company's Executive Vice President, maintains an ownership interest. The Company negotiated this lease in connection with the Bowers Acquisition. This triple net lease expires in 2007 and the monthly rent is $11,070 per month. The Company may renew this lease at its option for two additional five-year terms. At each renewal, the lessor may adjust lease rents to reflect fair market rents for the property.

     European Motors operates at its Chattanooga facilities under a triple net lease from Mr. Bowers. The Company negotiated this lease in connection with the Bowers Acquisition. The European Motors lease expires in 2007 and provides for monthly rent of $23,320. This lease also provides for renewals on terms identical to the KIA of Chattanooga lease.

     Jaguar of Chattanooga operates at facilities leased from JAG Properties, a company in which Mr. Bowers maintains an ownership interest. The Company negotiated this lease in connection with the Bowers Acquisition. This triple net lease expires in 2017 and provides for monthly rent of $27,852. The Company may renew this lease on terms identical to the KIA of Chattanooga renewal options.

     Cleveland Chrysler-Plymouth-Jeep-Eagle leases its facilities from Cleveland Properties LLC, a limited liability company in which Mr. Bowers maintains an ownership interest. The Company negotiated this lease in connection with the Bowers Acquisition. This triple net lease expires in 2011, provides for monthly rent of $23,452 and may be renewed on terms identical to the KIA of Chattanooga lease.

     Cleveland Village Imports operates at facilities leased from Nelson Bowers and another individual. Nelson Bowers, the Company's Executive Vice-President and a director, owns a 75% undivided interest in the land and buildings leased by Cleveland Village Imports, with the remaining interests owned by an unrelated party. Such land and buildings are leased under two leases: one is a triple net fixed lease expiring on October, 2000 with rent of $15,858 per month and the other, pertaining to a used car lot, is a month-to-month lease with rent of $3,000 per month.

     Dyer Volvo operates at facilities leased from D&R Investments, an entity in which Richard Dyer, the Company's Executive Manager for Dyer Volvo, maintains an ownership interest. This triple net lease, negotiated by the Company in connection with the Dyer Acquisition, expires in 2009 and provides for monthly rent of $50,000. The Dyer Volvo lease also provides the Company with two optional renewals of five years each with rent at each renewal being adjusted to fair market rent.

     Ken Marks Ford ("KMF") operates at facilities leased from Marks Holding Company, a corporation that is owned by Ken Marks, the Company's Regional Vice President-Florida. In connection with the Ken Marks Acquisition, the lessor has agreed to enter into a triple net lease with the Company as lessee at a negotiated rental rate of $95,000 per month for an initial term expiring 2007 with two five-year renewals at the option of the Company.

Chartown Transactions

     Chartown is a general partnership engaged in real estate development and management. Before the Reorganization, Town & Country Ford maintained a 49% partnership interest in Chartown with the remaining 51% held by SMDA Properties, LLC, a North Carolina limited liability company ("SMDA"). Mr. Smith owns an 80% direct membership interest in SMDA with the remaining 20% owned indirectly through Sonic Financial. In addition, Sonic Financial also held a demand promissory note for approximately $1.6 million issued by Chartown (the "Chartown Note"), which was uncollectible due to insufficient funds. As part of the Reorganization, the Chartown Note was canceled and Town & Country Ford transferred its partnership interest in Chartown to Sonic Financial for nominal consideration. In connection with that transfer, Sonic Financial agreed to indemnify Town & Country Ford for any and all obligations and liabilities, whether known or unknown, relating to Chartown and Town & Country Ford's ownership thereof.

The Bowers Volvo Note

     In connection with Volvo's approval of the Company's acquisition of a Volvo franchise in the Bowers Acquisition, Volvo, among other things, conditioned its approval upon Nelson Bowers, the Company's Executive Vice President and a director nominee, acquiring and maintaining a 20% interest in the Company's Sonic Automotive of Chattanooga, LLC ("Chattanooga Volvo") subsidiary that will operate the Volvo franchise. Mr. Bowers will finance all of the purchase price for this 20% interest by issuing a promissory note (the "Bowers Volvo Note") in favor of Sonic Automotive of Nevada, Inc. ("Sonic Nevada"), the wholly-owned subsidiary of the Company that controls a majority interest in Chattanooga Volvo. The Bowers Volvo Note will be secured by Mr. Bowers' interest in Chattanooga Volvo.

     The Bowers Volvo Note will be in a principal amount of $900,000 (subject to adjustment following the closing of the Bowers Acquisition) and bear interest at the lowest applicable federal rate as published by the U.S. Treasury Department in effect on the date Mr. Bowers purchases his interest in Chattanooga Volvo. Accrued interest will be payable annually. The operating agreement of
Chattanooga Volvo will provide that profits and distributions are to be allocated first to Mr. Bowers to the extent of interest to be paid on the Bowers Volvo Note and next to the other members of Chattanooga Volvo according to their percentages of ownership. No other profits or any losses of Chattanooga Volvo will be allocated to Mr. Bowers under this arrangement. Mr. Bowers' interest in Chattanooga Volvo will be redeemed and the Bowers Volvo Note will be due and payable in full when Volvo no longer requires Mr. Bowers to maintain his interest in Chattanooga Volvo.

Other Transactions

     Beginning in early 1997, certain of the Sonic Dealerships have entered into arrangements to sell to their customers credit life insurance policies underwritten by American Heritage Life Insurance Company, an insurer unaffiliated with Sonic ("American Heritage"). American Heritage in turn reinsures all of these policies with Provident American Insurance Company, a Texas insurance company ("Provident American"). Under these arrangements, the Sonic Dealerships paid an aggregate of $576,000 to American Heritage in premiums for these policies for the year ended December 31, 1997. The Company terminated this arrangement with American Heritage in 1997. Provident American is a wholly owned subsidiary of Sonic Financial.

     Town & Country Ford and Lone Star Ford had each made several non-interest bearing advances to Sonic Financial Corporation, a company controlled by Mr. O. Bruton Smith. In preparation for the Reorganization, a demand promissory note by Sonic Financial Corporation evidencing $2.1 million of these advances was canceled in June 1997 in exchange for the redemption of certain shares of the capital stock of Town & Country Ford held by Sonic Financial Corporation. In addition, a demand promissory note by Sonic Financial Corporation evidencing $0.5 million of these advances were canceled in June 1997 pursuant to a dividend.

     Certain subsidiaries of the Company (such subsidiaries together with the Company and Sonic Financial being hereinafter referred to as the "Sonic Group") have joined with Sonic Financial in filing consolidated federal income tax returns for several years. Such subsidiaries will join with Sonic Financial in filing for 1996 and for the period ending on June 30, 1997. Under applicable federal tax law, each corporation included in Sonic Financial's consolidated return is jointly and severally liable for any resultant tax. Under a tax allocation agreement dated as of June 30, 1997, however, the Company agreed to pay to Sonic Financial, in the event that additional federal income tax is determined to be due, an amount equal to the Company's separate federal income tax liability computed for all periods in which any member of the Sonic Group has been a member of Sonic Financial's consolidated group less amounts previously recorded by the Company. Also pursuant to such agreement, Sonic Financial agreed to indemnify the Company for any additional amount determined to be due from Sonic Financial's consolidated group in excess of the federal income tax liability of the Sonic Group for such periods. The tax allocation agreement establishes procedures with respect to tax adjustments, tax claims, tax refunds, tax credits and other tax attributes relating to periods ending prior to the time that the Sonic Group shall leave Sonic Financial's consolidated group.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein are:

(a)(1)   Financial Statements:

         See the Index to Financial Statements which appears on page F-1 hereof.

   (2)    Financial Statement Schedules:

     No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

   (3) Exhibits:

Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.


Exhibit No.                  Description
-----------                  -----------

3.1* Amended and Restated Certificate of Incorporation of the Company(incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-33295) of the Company (the "Form S-1"))

3.2* Bylaws of the Company(incorporated by reference to Exhibit 3.2 to the Form S-1).

4.1*      Form of Class A Common Stock Certificate(incorporated by reference to
          Exhibit 4.1 to the Form S-1).

4.2* Registration Rights Agreement dated as of June 30, 1997 among the Company, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation(incorporated by reference to Exhibit 4.2 to the Form S-1).

10.1* Form of Lease Agreement to be entered into between the Company (or its subsidiaries) and Nelson E. Bowers, II or his affiliates(incorporated by reference to Exhibit 10.1 to the Form S-1).

10.2* Form of Lease Agreement to be entered into between the Company (or its subsidiaries) and Marks Holding Company, Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1).

10.3* Lease Agreement dated as of January 1, 1995 between Lone Star Ford, Inc. and Viking Investment Associates (incorporated by reference to
          Exhibit 10.3 to the Form S-1).

10.4* Lease Agreement dated as of October 23, 1979 between O. Bruton Smith, Bonnie Smith and Town and Country Ford, Inc. (incorporated by reference to Exhibit 10.4 to the Form S-1).

10.5* North Carolina Warranty Deed dated as of April 24, 1987 between O. Bruton Smith and Bonnie Smith, as Grantors and STC Properties, as Grantee(incorporated by reference to Exhibit 10.5 to the Form S-1).

10.6* Lease dated January 13, 1995 between JAG Properties LLC and Jaguar of Chattanooga LLC (incorporated by reference to Exhibit 10.6 to the Form S-1).

10.7* Lease dated October 18, 1991 by and between Nelson E. Bowers II, Thomas M. Green, Jr., and Infiniti of Chattanooga, Inc. (incorporated by reference to Exhibit 10.7 to the Form S-1).

10.8*     Amendment to Lease Agreement dated as of January 13, 1995 among Nelson
          E. Bowers II, Thomas M. Green, Jr., JAG Properties LLC and Infiniti of Chattanooga, Inc. (incorporated by reference to Exhibit 10.8 to the Form S-1).

10.9* Lease dated March 15, 1996 between Cleveland Properties LLC and Cleveland Chrysler-Plymouth-Jeep-Eagle LLC (incorporated by reference to Exhibit 10.9 to the Form S-1).

z
Exhibit No.                           Description
-----------                           -----------

10.10* Lease Agreement dated January 2, 1993 among Nelson E. Bowers II, Thomas M. Green, Jr. and Cleveland Village Imports, Inc. (incorporated by reference to Exhibit 10.10 to the Form S-1).

10.11* Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing dated August 10, 1972 by Lone Star Ford, Inc. (incorporated by reference to Exhibit 10.11 to the Form S-1).

10.12* Ford Motor Credit Company Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement dated August 22, 1984 by Town and Country Ford, Inc. (incorporated by reference to Exhibit
          10.12 to the Form S-1).

10.13* Wholesale Floor Plan Security Agreement dated October 5, 1990 between Marcus David Corporation (d/b/a Town & Country Toyota) and World Omni Financial Corp. (incorporated by reference to Exhibit 10.13 to the Form S-1).

10.14* Demand Promissory Note dated October 5, 1990 of Marcus David Corporation (d/b/a Town & Country Toyota) in favor of World Omni Financial Corp. (incorporated by reference to Exhibit 10.14 to the Form S-1).

10.15* Security Agreement & Master Credit Agreement (Non-Chrysler Corporation Dealer) dated April 21, 1995 between Cleveland
          Chrysler-Plymouth-Jeep-Eagle LLC and Chrysler Credit
          Corporation(incorporated by reference to Exhibit 10.15 to the Form
          S-1).

10.15a* Promissory Note dated April 21, 1995 in favor of Chrysler Credit Corporation by Cleveland Chrysler Plymouth Jeep Eagle,
          LLC(incorporated by reference to Exhibit 10.15a to the Form S-1).

10.16* Promissory Note dated April 21, 1995 in favor of Chrysler Credit Corporation by Saturn of Chattanooga, Inc. (incorporated by reference to Exhibit 10.16a to the Form S-1).

10.17* Security Agreement & Master Credit Agreement (Non-Chrysler Corporation Dealer) dated April 24, 1995 between Nelson Bowers Ford, L.P. and Chrysler Credit Corporation(incorporated by reference to Exhibit 10.17 to the Form S-1).

10.17a* Promissory Note dated April 21, 1995 in favor of Chrysler Credit Corporation by Nelson Bowers Ford L.P. (incorporated by reference to
          Exhibit 10.17a to the Form S-1).

10.18* Floor Plan Agreement dated May 6, 1996 between European Motors, LLC and NationsBank, N.A. (incorporated by reference to Exhibit 10.18 to the Form S-1).

10.19* Floor Plan Agreement dated April 11, 1996 between KIA of Chattanooga, LLC and NationsBank, N.A. (incorporated by reference to Exhibit 10.19 to the Form S-1).

10.19a* Security Agreement dated April 11, 1996 between KIA of Chattanooga, LLC and NationsBank, N.A. (incorporated by reference to Exhibit 10.19a to the Form S-1).

10.20* Floor Plan Agreement dated October 17, 1996 between European Motors of Nashville, LLC and NationsBank, N.A. (incorporated by reference to
          Exhibit 10.20 to the Form S-1).

10.20a* Security Agreement dated October 17, 1996 between European Motors of Nashville, LLC and NationsBank, N.A. (incorporated by reference to
          Exhibit 10.20a to the Form S-1).

10.21* Floor Plan Agreement dated March 5, 1997 between Nelson Bowers Dodge, LLC (d/b/a Dodge of Chattanooga) and NationsBank, N.A. (incorporated by reference to Exhibit 10.21 to the Form S-1).

10.22* Security Agreement and Master Credit Agreement dated May 15, 1996 between Lake Norman Chrysler Plymouth Jeep Eagle, LLC and Chrysler Financial Corporation(incorporated by reference to Exhibit 10.22 to the Form S-1).

10.22a* Promissory Note dated May 15, 1996 in favor of Chrysler Financial Corporation by Lake Norman Chrysler Plymouth Jeep Eagle, LLC(incorporated by reference to Exhibit 10.22a to the Form S-1).

10.23* Security Agreement & Capital Loan Agreement dated May 15, 1996 between Lake Norman Dodge, Inc and Chrysler Financial Corp. (incorporated by reference to Exhibit 10.23 to the Form S-1).

10.23a* Promissory Note dated May 15, 1996 in favor of Chrysler Financial Corporation by Lake Norman Dodge, Inc. (incorporated by reference to
          Exhibit 10.23a to the Form S-1).

10.23b* Promissory Note dated May 15, 1996 in favor of Chrysler Financial Corporation by Lake Norman Dodge, Inc. (incorporated by reference to
          Exhibit 10.23b to the Form S-1).

10.24* Security Agreement and Master Credit Agreement (Non-Chrysler Corporation Dealer) dated May 15, 1996 between Lake Norman Chrysler Plymouth Jeep Eagle, LLC and Chrysler Financial
          Corporation(incorporated by reference to Exhibit 10.24 to the Form
          S-1).

10.24a* Promissory Note dated May 15, 1996 in favor of Chrysler Financial Corporation by Lake Norman Chrysler Plymouth Jeep Eagle, LLC(incorporated by reference to Exhibit 10.24a to the Form S-1).

10.25* Floor Plan Agreement dated September 1, 1996 between NationsBank, N.A. and Dyer & Dyer, Inc. (incorporated by reference to Exhibit 10.25 to the Form S-1).

10.25a* Security Agreement dated September 1, 1996 between NationsBank, N.A. and Dyer & Dyer, Inc. (incorporated by reference to Exhibit 10.25a to the Form S-1).


Exhibit No.                        Description
-----------                        -----------

10.26* Security Agreement and Master Credit Agreement (Non-Chrysler Corporation Dealer) dated April 21, 1995 between Cleveland Village Imports, Inc. (d/b/a Cleveland Village Honda, Inc.) and Chrysler Credit Corporation(incorporated by reference to Exhibit 10.26 to the Form S-1).

10.27* Jaguar Credit Corporation Automotive Wholesale Plan Application for Wholesale Financing and Security Agreement dated March 14, 1995 by Jaguar of Chattanooga LLC(incorporated by reference to Exhibit 10.27 to the Form S-1).

10.28* Assignment of Joint Venture Interest in Chartown dated as of June 30, 1997 among Town and Country Ford, Inc., SMDA LLC and Sonic Financial Corporation(incorporated by reference to Exhibit 10.28 to the Form S-1).

10.29* Form of Employment Agreement between the Company and O. Bruton Smith(incorporated by reference to Exhibit 10.29 to the Form S-1).

10.30* Form of Employment Agreement between the Company and Bryan Scott Smith(incorporated by reference to Exhibit 10.30 to the Form S-1).

10.31* Form of Employment Agreement between the Company and Theodore M. Wright(incorporated by reference to Exhibit 10.31 to the Form S-1).

10.32* Form of Employment Agreement between the Company and Nelson E. Bowers, II(incorporated by reference to Exhibit 10.32 to the Form S-1).

10.33* Tax Allocation Agreement dated as of June 30, 1997 between the Company and Sonic Financial Corporation(incorporated by reference to Exhibit
          10.33 to the Form S-1).

10.34* Form of Sonic Automotive, Inc. Stock Option Plan(incorporated by reference to Exhibit 10.34 to the Form S-1).

10.35*    Form of Sonic Automotive, Inc. Employee Stock Purchase
          Plan(incorporated by reference to Exhibit 10.35 to the Form S-1).

10.36* Subscription Agreement dated as of June 30, 1997 between O. Bruton Smith and the Company(incorporated by reference to Exhibit 10.36 to the Form S-1).

10.37* Subscription Agreement dated as of June 30, 1997 between Sonic Financial Corporation and the Company(incorporated by reference to Exhibit 10.37 to the Form S-1).

10.38* Subscription Agreement dated as of June 30, 1997 between Bryan Scott Smith and the Company(incorporated by reference to Exhibit 10.38 to the Form S-1).

10.39* Subscription Agreement dated as of June 30, 1997 between William S. Egan and the Company(incorporated by reference to Exhibit 10.39 to the Form S-1).

10.40* Asset Purchase Agreement dated as of May 27, 1997 by and among Sonic Auto World, Inc., Lake Norman Dodge, Inc., Lake Norman
          Chrysler-Plymouth-Jeep-Eagle LLC, Quinton M. Gandy and Phil M. Gandy, Jr. (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit 10.40 to the Form S-1).

10.41* Asset Purchase Agreement dated as of June 24, 1997 by and among Sonic Auto World, Inc., Kia of Chattanooga, LLC, European Motors of Nashville, LLC, European Motors, LLC, Jaguar of Chattanooga LLC, Cleveland Chrysler-Plymouth-Jeep-Eagle LLC, Nelson Bowers Dodge, LLC, Cleveland Village Imports, Inc., Saturn of Chattanooga, Inc., Nelson Bowers Ford, L.P., Nelson E. Bowers II, Jeffrey C. Rachor, and the other shareholders named herein (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit
          10.41 to the Form S-1).

10.41a*   Amendment to Asset Purchase Agreement dated October 16, 1997 re:
          Bowers Acquisition(incorporated by reference to Exhibit 10.41a to the Form S-1).

10.42* Stock Purchase Agreement dated as of July 29, 1997 between Sonic Auto World, Inc. and Ken Marks, Jr., O.K. Marks, Sr. and Michael J. Marks (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit 10.42 to the Form S-1).

10.43* Asset Purchase Agreement dated as of August 1997 by and among Sonic Automotive, Inc., Dyer & Dyer, Inc. and Richard Dyer (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit 10.43 to the Form S-1).

10.43a* Amendment to Asset Purchase Agreement dated October 16, 1997 re: Dyer Acquisition(incorporated by reference to Exhibit 10.43a to the Form S-1).

10.44* Security Agreement and Master Credit Agreement dated April 21, 1995 between Cleveland Chrysler Plymouth Jeep Eagle and Chrysler Credit Corporation(incorporated by reference to Exhibit 10.44 to the Form S-1).

10.45* Promissory Note dated as of August 28, 1997 by Sonic Automotive, Inc. in favor of NationsBank, N.A. (incorporated by reference to Exhibit
          10.45 to the Form S-1).

10.46* Credit Agreement dated October 15, 1997 by and between Sonic Automotive, Inc. and Ford Motor Credit Company(incorporated by reference to Exhibit 10.46 to the Form S-1).

10.47* Automotive Wholesale Plan Application For Wholesale Financing And Security Agreement dated June 29, 1982 between Ford Motor Credit Company and O.K. Marks Ford, Inc. (incorporated by reference to
          Exhibit 10.47 to the Form S-1).

10.48* Supplemental Agreement between the Company and Ford Motor Company(incorporated by reference to Exhibit 10.48 to the Form S-1).

10.49* Agreement between Toyota Motors Sales USA and the Company(incorporated by reference to Exhibit 10.49 to the Form S-1).

10.50*    Ford Sales and Service Agreement with Town and Country
          Ford(incorporated by reference to Exhibit 10.50 to the Form S-1).

10.51* Ford Sales and Service Agreement with Lone Star Ford(incorporated by reference to Exhibit 10.51 to the Form S-1).

10.52* Ford Sales and Service Agreement with Fort Mill Ford(incorporated by reference to Exhibit 10.52 to the Form S-1).

10.53* Ford Sales and Service Agreement with Ken Marks Ford(incorporated by reference to Exhibit 10.53 to the Form S-1).


Exhibit No.                      Description
-----------                      -----------

10.54* Ford Sales and Service Agreement with Nelson Bowers Ford(incorporated by reference to Exhibit 10.54 to the Form S-1).

10.55*    Chrysler Sales and Service Agreement with Fort Mill
          Chrysler-Plymouth-Dodge(incorporated by reference to Exhibit 10.55 to the Form S-1).

10.56*    Plymouth Sales and Service Agreement with Fort Mill
          Chrysler-Plymouth-Dodge(incorporated by reference to Exhibit 10.56 to the Form S-1).

10.57*    Dodge Sales and Service Agreement with Fort Mill
          Chrysler-Plymouth-Dodge(incorporated by reference to Exhibit 10.57 to the Form S-1).

10.58* Dodge Sales and Service Agreement with Sonic Dodge, LLC d/b/a Lake Norman Dodge(incorporated by reference to Exhibit 10.58 to the Form S-1).

10.59*    Chrysler Sales and Service Agreement with Sonic
          Chrysler-Plymouth-Jeep-Eagle, LLC d/b/a Lake Norman
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.59 to the Form S-1).

10.60*    Plymouth Sales and Service Agreement with Sonic
          Chrysler-Plymouth-Jeep-Eagle, LLC d/b/a Lake Norman
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.60 to the Form S-1).

10.61*    Jeep Sales and Service Agreement with Sonic
          Chrysler-Plymouth-Jeep-Eagle, LLC d/b/a Lake Norman
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.61 to the Form S-1).

10.62*    Chrysler Sales and Service Agreement with Cleveland
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.62 to the Form S-1).

10.63*    Plymouth Sales and Service Agreement with Cleveland
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.63 to the Form S-1).

10.64*    Jeep Sales and Service Agreement with Cleveland
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.64 to the Form S-1).

10.65*    Dodge Sales and Service Agreement with Nelson Bowers
          Dodge(incorporated by reference to Exhibit 10.65 to the Form S-1).

10.66* Volvo Authorized Retailer Agreement with European Motors, LLC d/b/a Volvo of Chattanooga(incorporated by reference to Exhibit 10.66 to the Form S-1).

10.67* Volvo Sales Agreement with Dyer & Dyer, Inc. (incorporated by reference to Exhibit 10.67 to the Form S-1).

10.68* Toyota Dealer Agreement with Marcus David Corporation d/b/a Town & Country Toyota(incorporated by reference to Exhibit 10.68 to the Form S-1).

10.69     Form of Sonic Automotive, Inc. Formula Stock Option Plan

10.70 Amended and Restated Credit Agreement (the "Credit Agreement") between the Borrower and the Lender in the amount of $75 million.

10.71 Promissory Note in the amount of $75 million issued by the Borrower under the Credit Agreement.

10.72 Subordinated promissory note from the Borrower to O. Bruton Smith, pursuant to which O. Bruton Smith lends an amount equal to difference between Net Cash Proceeds of the Public Offering and $58,000,000.

10.73 Subordination Agreement between O. Bruton Smith and the Lender, acknowledged by the Borrower.


10.74 Asset Purchase Agreement dated December 30, 1997 between Sonic Automotive, Inc., as buyer, and M & S Resources, Inc., Clearwater Auto Resources, Inc., and Clearwater Collision Center, Inc., as sellers and Scott Fink, Michael Cohen, Jeffrey Schumon, and Timothy McCabe as shareholders of the sellers (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 30, 1998 (the "March 1998 Form 8-K")).

10.75 Amendment No. 1 and Supplement to Asset Purchase Agreement dated December 30, 1997 between Sonic Automotive, Inc., as buyer, and M & S Resources, Inc., Clearwater Auto Resources, Inc., and Clearwater Collision Center, Inc., as sellers and Scott Fink, Michael Cohen, Jeffrey Schumon, and Timothy McCabe as shareholders of the sellers (incorporated by reference to Exhibit 99.2 to the March 1998 Form 8-K).

21.1* Subsidiaries of the Company(incorporated by reference to Exhibit 21.1 to the Form S-1).

24* Power of Attorney (included on the signature page to this Registration Statement) (incorporated by reference to Exhibit 24 to the Form S-1).

27        Financial Data Schedule


*   Filed previously

(b) Reports on Form 8-K
    No Current Reports on Form 8-K were filed during 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SONIC AUTOMOTIVE, INC.

                                            By: /s/ O. Bruton Smith
                                                --------------------------------
                                            O. Bruton Smith
                                            Chief Executive Officer and Chairman


Date:  March 31, 1998
         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                                                          Title                                     Date
---------                                                          -----                                     ----
/s/ O. Bruton Smith             Chief Executive Officer (principle executive officer) and Chairman           March 31, 1998
-------------------------------
O. Bruton Smith


/s/ B. Scott Smith              President, Chief Operating Officer and Director                              March 31, 1998
-------------------------------
B. Scott Smith


/s/ Theodore M. Wright          Chief Financial Office, Vice President-Finance, Treasurer, Secretary         March 31, 1998
------------------------------- (Principle Financial and Accounting Officer) and Director
Theodore M. Wright


/s/ Nelson E. Bowers            Executive Vice President and Director                                        March 31, 1998
-------------------------------
Nelson E. Bowers


/s/ William R. Brooks           Director                                                                     March 31, 1998
-------------------------------
William R. Brooks


/s/ William P. Benton           Director                                                                     March 31, 1998
-------------------------------
William P. Benton


/s/ William I. Belk             Director                                                                     March 31, 1998
-------------------------------
William I. Belk

                                                   INDEX TO FINANCIAL STATEMENTS


                                                                                                                          Page
                                                                                                                          ----
SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT...........................................................................................     F-2

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets at December 31, 1996 and 1997..............................................................     F-3
Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.................................     F-5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997...................     F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.............................     F-7
Notes to Consolidated Financial Statements.............................................................................     F-8


                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SONIC AUTOMOTIVE, INC.
Charlotte, North Carolina

     We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Charlotte, North Carolina

March 2, 1998 (March 24, 1998 as to Notes 2 and 8)

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1997
                             (Dollars in thousands)

                                                                                                               December 31,
                                                                                                         1996                1997
                                                                                                     -----------         ----------
ASSETS  (Note 5)
CURRENT ASSETS:
     Cash and cash equivalents (Note 1)                                                                $  6,679             $ 18,304
     Marketable equity securities                                                                           639                  270
     Receivables (net of allowance for doubtful accounts of $225
          and $523 at December 31, 1996 and 1997, respectively)                                          11,908               19,784
     Inventories (Notes 1 and 3)                                                                         71,550              156,514
     Deferred income taxes (Note 6)                                                                         280                  405
     Due from affiliates (Note 7)                                                                          --                  1,047
     Other current assets                                                                                   332                1,048
                                                                                                       --------             --------
          Total current assets                                                                           91,388              197,372
PROPERTY AND EQUIPMENT, NET (Note 4)                                                                     12,467               19,081
GOODWILL, NET (Note 1)                                                                                    4,266               74,362
DUE FROM AFFILIATE (Note 7)                                                                               2,466                 --
OTHER ASSETS                                                                                                389                  635
                                                                                                       --------             --------
TOTAL  ASSETS                                                                                          $110,976             $291,450
                                                                                                       ========             ========




                 See notes to consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1997
                       (Dollars and shares in thousands)

                                                                                                              December 31,
                                                                                                       1996                  1997
                                                                                                   -----------            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - floor plan (Note 3)                                                              $  63,893            $ 133,236
     Trade accounts payable                                                                               3,643                6,612
     Accrued interest                                                                                       521                1,071
     Other accrued liabilities (Note 6)                                                                   3,032               10,748
     Payable to affiliates (Note 7)                                                                          --                  445
     Current maturities of long-term debt (Note 5)                                                          519                  584
                                                                                                      ---------            ---------
          Total current liabilities                                                                      71,608              152,696
LONG-TERM DEBT (NOTE 5)                                                                                   5,286               38,640
PAYABLE TO THE COMPANY'S CHAIRMAN (Notes 2 and 7)                                                          --                  5,500
PAYABLE TO AFFILIATES  (Note 7)                                                                             914                4,394
DEFERRED INCOME TAXES (Note 6)                                                                            1,059                1,079
INCOME TAX PAYABLE (Note 6)                                                                               5,500                4,776
MINORITY INTEREST (Note 1)                                                                                  314                   --
COMMITMENTS AND CONTINGENCIES  (Notes 7 and 10)
STOCKHOLDERS' EQUITY (Notes 1, 8 and 9):
     Preferred Stock, $.01 par, 3,000 shares authorized and unissued                                         --                   --
     Class A Common Stock, $.01 par, 50,000 shares authorized;
          5,000 shares issued and outstanding in 1997                                                        --                   50
     Class B Common Stock, $.01 par, 15,000 shares authorized;
          6,250 shares issued and outstanding                                                                63                   63
     Paid-in capital                                                                                     13,333               68,045
     Retained earnings                                                                                   12,993               16,186
     Unrealized gain (loss) on marketable equity securities                                                 (94)                  21
                                                                                                      ---------            ---------
          Total stockholders' equity                                                                     26,295               84,365
                                                                                                      ---------            ---------
TOTAL LIABILITIES  AND STOCKHOLDERS'  EQUITY                                                          $ 110,976            $ 291,450
                                                                                                      =========            =========




                 See notes to consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1995, 1996 and 1997
           (Dollars and shares in thousands, except per share amounts)



                                                                                                 Years ended December 31,
                                                                                         1995               1996             1997
                                                                                    --------------    -------------     -----------
REVENUES:
     Vehicle sales                                                                    $267,650           $327,674           $467,858
     Parts, service and collision repair                                                35,860             42,075             57,537
     Finance and insurance                                                               7,813              7,118             10,606
                                                                                      --------           --------           --------
          Total revenues                                                               311,323            376,867            536,001
COST OF SALES                                                                          270,878            331,047            471,253
                                                                                      --------           --------           --------
GROSS PROFIT                                                                            40,445             45,820             64,748
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            29,343             33,677             48,520
DEPRECIATION AND AMORTIZATION                                                              832              1,076              1,322
                                                                                      --------           --------           --------
OPERATING INCOME                                                                        10,270             11,067             14,906
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan (Note 3)                                               4,504              5,968              8,007
     Interest expense, other                                                               436                433              1,199
     Gain on sale of marketable equity securities                                          106                355                298
                                                                                      --------           --------           --------
          Total other expense                                                            4,834              6,046              8,908
                                                                                      --------           --------           --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                         5,436              5,021              5,998
PROVISION FOR INCOME TAXES  (Note 6)                                                     2,176              1,924              2,249
                                                                                      --------           --------           --------
INCOME BEFORE MINORITY INTEREST                                                          3,260              3,097              3,749
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY  (Note 1)                                       22                114                 47
                                                                                      --------           --------           --------
NET INCOME                                                                            $  3,238           $  2,983           $  3,702
                                                                                      ========           ========           ========

BASIC NET INCOME PER SHARE  (Notes 1 and 8)                                                                                 $   0.53
                                                                                                                            ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                                                  6,949
                                                                                                                            ========

DILUTED NET INCOME PER SHARE (Notes 1 and 8)                                                                                $   0.53
                                                                                                                            ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                                                  6,949
                                                                                                                            ========



                See notes to consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1995, 1996 and 1997
                        (Dollars and shares in thousands)



                                                               Class A            Class B
                                                             Common Stock        Common Stock       Paid-In         Retained
                                                            Shares   Amount   Shares    Amount      Capital         Earnings
                                                            -------  -------  -------   -------     --------        --------
BALANCE AT DECEMBER 31, 1994                                   --     $--       6,250   $     63    $  4,775        $  6,772
     Capital contributions                                     --      --         --         --        1,494            --
     Net unrealized loss on marketable equity securities       --      --         --         --         --              --
     Net income                                                --      --         --         --         --             3,238
                                                           --------   -----     -------   --------   --------        --------
BALANCE AT DECEMBER 31, 1995                                   --      --        6,250         63      6,269          10,010
     Capital contributions                                     --      --         --         --        7,064            --
     Net unrealized loss on marketable equity securities       --      --         --         --         --              --
     Net income                                                --      --         --         --         --             2,983
                                                           --------  ------   --------   --------   --------        --------
 BALANCE AT DECEMBER 31,1996                                   --      --        6,250         63     13,333          12,993
     Capital contribution  (Note 1)                            --      --         --         --        3,208            --
     Public offering of common stock (Note 8)                 5,000    50         --         --       53,627            --
     Stock redemption (Note 7)                                 --      --         --         --       (2,123)           --
     Dividend (Note 7)                                         --      --         --         --         --              (509)
     Net unrealized gain on marketable equity securities       --      --         --         --         --              --
     Net income                                                --      --         --         --         --             3,702
                                                           --------  --------   -------- ---------- ----------      ----------
BALANCE AT DECEMBER 31, 1997                                  5,000   $50        6,250   $     63   $ 68,045        $ 16,186
                                                           ========  ========   ======== ========== ==========      ==========



                                                          Unrealized
                                                        Gain/(Loss) on
                                                          Marketable               Total
                                                          Equity                Stockholders'
                                                          Securities               Equity
                                                          --------                --------
BALANCE AT DECEMBER 31, 1994                              $   --                  $ 11,610
    Capital contributions                                     --                     1,494
    Net unrealized loss on marketable equity securities      (35)                      (35)
    Net income                                                --                     3,238
                                                          --------                --------
BALANCE AT DECEMBER 31, 1995                                 (35)                   16,307
    Capital contributions                                     --                     7,064
    Net unrealized loss on marketable equity securities      (59)                      (59)
    Net income                                                --                     2,983
                                                           --------                --------
BALANCE AT DECEMBER 31,1996                                  (94)                   26,295
    Capital contribution  (Note 1)                            --                     3,208
    Public offering of common stock (Note 8)                  --                    53,677
    Stock redemption (Note 7)                                 --                    (2,123)
    Dividend (Note 7)                                         --                      (509)
    Net unrealized gain on marketable equity securities      115                       115
    Net income                                                --                     3,702
                                                           --------                --------
 BALANCE AT DECEMBER 31, 1997                              $  21                   $84,365
                                                           ========                ========


                 See notes to consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1996 and 1997
                             (Dollars in thousands)


                                                                                                  Years ended December 31,
                                                                                          1995             1996            1997
                                                                                     --------------  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $ 3,238          $ 2,983         $ 3,702
     Adjustments to reconcile net income  to net cash provided by operating activities:
          Depreciation and amortization                                                        832            1,076           1,322
          Minority interest                                                                     22              114              47
          (Gain) loss on disposal of property and equipment                                    (39)              80             110
          Gain on sale of marketable equity securities                                        (106)            (355)           (298)
          Change in deferred income taxes                                                      450             (241)            (27)
          Changes in assets and liabilities that relate to operations:
               Receivables                                                                    (229)          (2,421)           (594)
               Inventories                                                                  (5,025)         (14,013)          1,430
               Other current assets                                                             21              (10)           (584)
               Other non-current assets                                                        (14)             (70)           (204)
               Notes payable - floor plan                                                    3,431           12,985           1,632
               Accounts payable and other current liabilities                                  (42)           1,439           1,694
               Income tax payable                                                              501              524            (504)
                                                                                     --------------  ---------------  --------------
                    Total adjustments                                                         (198)            (892)          4,024
                                                                                     --------------  ---------------  --------------
           Net cash provided by operating activities                                         3,040            2,091           7,726
                                                                                     --------------  ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                                                -           (5,127)        (85,650)
     Purchases of property and equipment                                                    (1,509)          (1,907)         (2,007)
     Proceeds from sales of property and equipment                                             557                4              43
     Purchase of marketable equity securities                                               (1,623)            (207)              -
     Proceeds from sales of marketable equity securities                                     1,074              515             784
                                                                                     --------------  ---------------  --------------
          Net cash used in investing activities                                             (1,501)          (6,722)        (86,830)
                                                                                     --------------  ---------------  --------------
CASH  FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions                                                                   1,494            7,064               -
     Public offering of common stock                                                             -                -          53,677
     Proceeds from long-term debt                                                                3              599          45,892
     Payments of long-term debt                                                               (269)            (576)        (13,353)
     Receipts from (advances to) affiliate companies                                         1,772           (4,771)           (987)
     Advances from the Company's Chairman (Note 7)                                               -                -           5,500
                                                                                     --------------  ---------------  --------------
          Net cash provided by financing activities                                          3,000            2,316          90,729
                                                                                     --------------  ---------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         4,539           (2,315)         11,625
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 4,455            8,994           6,679
                                                                                     --------------  ---------------  --------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                                     $ 8,994          $ 6,679        $ 18,304
                                                                                     ==============  ===============  ==============
SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION - Cash paid during the year for:
          Interest                                                                         $ 4,777          $ 6,489         $ 8,761
          Income taxes                                                                     $ 1,522          $ 2,042         $ 1,392

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Purchase of minority interest through exchange of common stock (Note 1)                     -                -         $ 3,208
     Cancellation of notes payable from affiliates in exchange for common stock (Note 7)         -                -         $ 2,123
     Cancellation of notes payable from affiliates pursuant to dividend (Note 7)                 -                -           $ 509



                 See notes to consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (All tables in thousands except per share amounts)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business -- Sonic Automotive, Inc ("Sonic" or the "Company") was incorporated in the State of Delaware in February 1997 in order to effect a reorganization of certain affiliated companies (the "Reorganization") and to undertake an initial public offering of the Company's common stock (the "Offering"). The Company owns and operates automobile dealerships in Florida, Georgia, North Carolina, South Carolina, Tennessee, and Texas and is in the business of selling new and used cars and light trucks, selling replacement parts, providing vehicle maintenance, warranty, paint, and repair services and arranging related financing and insurance.

     Pursuant to the Reorganization on June 30, 1997, certain companies affiliated through common ownership and control became wholly-owned subsidiaries of the Company through the exchange of their common stock or membership interests for 6.3 million shares of the Company's Class B common stock having a par value of $.01 per share. The financial statements for the periods through the effective date of the Reorganization represent the combined data for these companies, which include the following:

     Town and Country Ford, Inc...................   Charlotte, North Carolina
     Lone Star Ford, Inc..........................   Houston, Texas
     FMF Management, Inc. (d/b/a Fort Mill Ford)..   Charlotte, North Carolina
     Town and Country Toyota, Inc.................   Charlotte, North Carolina
     Frontier Oldsmobile-Cadillac, Inc............   Charlotte, North Carolina

     The Reorganization was accounted for at historical cost in a manner similar to a pooling-of-interests as the entities were under the common management and control of Mr. O. Bruton Smith, the Company's Chairman and Chief Executive Officer.

     Prior to the Reorganization, Town and Country Toyota, Inc. was 69% owned by Mr. O. Bruton Smith. Lone Star Ford, Inc. and Frontier Oldsmobile - Cadillac, Inc. were 100% owned by Sonic Financial Corporation ("SFC"), which in turn is 100% owned by Mr. O. Bruton Smith and related family trusts. Town and Country Ford, Inc. was owned 80% by SFC and 20% by Mr. Scott Smith (O. Bruton Smith's son). FMF Management, Inc. was owned 50% by SFC and 50% by Mr. O. Bruton Smith. In connection with the Reorganization, the Company purchased the remaining 31% minority interest in Town and Country Toyota, Inc. for $3.2 million in a transaction accounted for using purchase accounting. On a pro forma basis for the years ended December 31, 1996 and 1997, revenues would have been unchanged and net income and net income per share would not be materially different had the acquisition of this minority interest occurred on January 1, 1996 and January 1, 1997, respectively.

     The 1997 consolidated financial statements include the accounts of the above five companies and also include the accounts and results of operations of certain dealerships and dealership groups acquired during the year from the respective dates of acquisition (see Note 2).

     Principles of Consolidation -- All material intercompany transactions have been eliminated in the consolidated financial statements.

     Revenue Recognition -- The Company records revenue when vehicles are delivered to customers, and when vehicle service work is performed. Finance and insurance commission revenue is recognized principally at the time the contract is placed with the financial institution.

     Dealer Agreements -- The Company purchases substantially all of its new vehicles from manufacturers at the prevailing prices charged by the manufacturer to its franchised dealers. The Company's sales could be unfavorably impacted by the manufacturer's unwillingness or inability to supply the dealership with an adequate supply of new vehicle inventory.

      Each dealership operates under a dealer agreement with the manufacturer which generally restricts the location, management and ownership of the respective dealership. The ability of the Company to acquire additional franchises from a particular manufacturer may be limited due to certain restrictions imposed by manufacturers. Additionally, the Company's ability to enter into other significant acquisitions may be restricted and the acquisition of the Company's stock by third parties may be limited by the terms of the franchise agreements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

     Cash and Cash Equivalents -- The Company considers contracts in transit and all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. Contracts in transit represent cash in transit to the Company from finance companies related to vehicle purchases, and was $5.2 million and $12.1 million at December 31, 1996 and 1997, respectively.

     Inventories -- In connection with the Offering, the Company changed its method of accounting for inventories of new vehicles from the last-in-first-out method ("LIFO") to the first-in-first-out method ("FIFO"). In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", the accompanying financial statements and related notes have been retroactively restated to reflect that change. Accordingly, inventories of new vehicles, including demonstrators, and parts and accessories are stated at the lower of FIFO cost or market. Inventories of used vehicles are stated at the lower of specific cost or market.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is computed using straight-line methods over the estimated useful lives of the assets. The range of estimated useful lives is as follows:


                                                               Useful Lives
                                                              ----------------
           Building and improvements                               5-40
           Office equipment and fixtures                           5-15
           Parts and service equipment                              15
           Company vehicles                                          5



     Goodwill -- Goodwill represents the excess of purchase price over the estimated fair value of the net assets acquired and is being amortized over a 40 year period. The cumulative amount of goodwill amortization at December 31, 1996 and 1997 was $98,000 and $643,000 respectively. The Company periodically reviews goodwill to assess recoverability. The Company's policy is to compare the carrying value of goodwill with the expected undiscounted cash flows from operations of the acquired business.

      Income Taxes -- Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the capitalization of additional inventory costs for income tax purposes, the recording of chargebacks and repossession losses on the direct write-off method for income tax purposes, the direct write-off of uncollectible accounts for income tax purposes, and the accelerated depreciation method used for income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. In addition, deferred tax assets are recognized for state operating losses that are available to offset future taxable income.

     Stock-Based Compensation -- The Company measures the compensation cost of its stock-based compensation plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded. Under the provisions of SFAS No. 123, compensation cost is measured based on the fair value of the equity instrument awarded.

     Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions may exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers and financial institutions. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.

     Fair Value of Financial Instruments -- As of December 31, 1996 and 1997 the fair values of the Company's financial instruments including receivables, due from affiliates, notes payable-floor plan, trade accounts payable, payables to affiliated companies and the Company's Chairman and long-term debt approximate their carrying values due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
               (All tables in thousands except per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

     Advertising -- The Company expenses advertising costs in the period incurred. Advertising expense amounted to $4.5 million, $5.0 million and $7.0 million for 1995, 1996 and 1997, respectively.

     Impairment of Long-Lived Assets -- Effective January 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 did not have a material impact on the Company's results of operations, financial position, or cash flows.

     Net Income per Share -- Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. The impact of adoption of SFAS No. 128 and required disclosures are discussed in Note 8.

     Impact  of  New  Accounting  Standards  --  In  June  1997,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Standard establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement will be effective for the Company's fiscal year ending December 31, 1998, and the Company does not intend to adopt this Statement prior to the effective date. Had the Company early adopted this Statement, it would have reported comprehensive income of $2.4 million, $2.8 million and $3.8 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This Statement will be effective for the Company's fiscal year ending December 31, 1998, and the Company does not intend to adopt this statement prior to the effective date. The Company has not yet completed its analysis of which operating segments it will report on, if any.

     Reclassification -- Certain prior year amounts have been reclassified to conform with current year presentation.


2.  BUSINESS ACQUISITIONS

Pending Acquisitions

     In March 1998, the Company signed a definitive agreement to purchase the Hatfield dealership group located in Columbus, Ohio and Capital Chevrolet and Imports located in Montgomery, Alabama for a total purchase price of $54 million, with up to an additional $3 million contingent on future performance. Convertible preferred stock will be issued for $18 million of the purchase price. The remainder of the purchase price will be payable in cash. The cash portion of the acquisitions will be financed with proceeds to be obtained from the Revolving Credit Facility (see Note 5). Closing of these acquisitions is expected in the second quarter of 1998 or early in the third quarter of 1998.

Acquisitions Completed Subsequent to December 31, 1997

     On March 24, 1998, the Company completed its previously announced acquisitions of Clearwater Toyota, Clearwater Mitsubishi and Clearwater Collision Center, Inc. located in Clearwater, Florida (the "Clearwater Acquisition"), for a total purchase price of $15.0 million, subject to adjustment based on the net book value of the purchased assets and assumed liabilities as of the closing date. This acquisition will be accounted for using the purchase method of accounting. The acquisition was financed with $11.0 million in cash borrowed under a revolving credit facility (see Note 5), and $4.0 million in convertible preferred stock. In addition, by April 30, 1999 the Company will be required to pay an additional amount equal to 50% of the combined pre-tax earnings of the entities acquired, such amount not to exceed $1.8 million. The amount paid will be accounted for as additional goodwill.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)

2.  BUSINESS ACQUISITIONS -- Continued

Acquisitions Completed During Year Ended December 31, 1997

     In November 1997, the Company completed its previously announced acquisition of Dyer Volvo (the "Dyer Acquisition") located in Atlanta, Georgia for a total purchase price of $18.7 million. Also in November, the Company completed its previously announced acquisitions of the Bowers Dealerships and Affiliated Companies (the "Bowers Acquisition") located primarily in Chattanooga and Nashville, Tennessee, for a total purchase price of $30.8 million. In October, 1997, the Company completed its previously announced acquisition of Ken Marks Ford, Inc. (the "Ken Marks Acquisition") located in Clearwater, Florida for a total purchase price of $25.8 million. The Dyer Acquisition and the Bowers Acquisition were financed primarily with $45.5 million in cash obtained from proceeds of the Company's public offering and from operations, and with a $4 million promissory note that is payable in 28 equal quarterly installments to Nelson Bowers, former owner of the Bowers Dealerships, bearing interest at prime less 0.5%. The Ken Marks Acquisition was financed with $25 million in amounts borrowed under a revolving credit facility (see Note 5) and with cash obtained from operations.

     In October 1997, the Company completed its previously announced acquisition of Williams Motors, Inc., now Town and Country Chrysler, Plymouth, Jeep of Rock Hill, located in Rock Hill, South Carolina, for a total purchase price of $1.9 million. In September, 1997, the Company completed its previously announced acquisition of Lake Norman Dodge and Affiliates for a total purchase price of $17.9 million. These acquisitions were financed with amounts borrowed under a short-term line of credit maturing on February 15, 1998 (see Note 5).

     In June 1997, the Company, through its wholly-owned subsidiary, Fort Mill Chrysler-Plymouth-Dodge, acquired certain dealership assets and liabilities of Jeff Boyd Chrysler-Plymouth-Dodge for a total purchase price of $3.7 million. The acquisition was financed primarily with a $3.5 million note payable to Mr.
O. Bruton Smith (see Note 7).

     All of the above acquisitions have been accounted for using the purchase method of accounting, and the results of operations of each of the above dealerships have been included in the accompanying consolidated financial statements from their effective dates of acquisition. The purchase price of the above acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the respective acquisition dates as follows:


                Working capital                                 $ 28,247
                Property and equipment                             3,969
                Goodwill                                          69,528
                Non-current liabilities assumed                   (2,940)
                                                          ---------------
                Total purchase price                            $ 98,804
                                                          ===============


     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the above transactions had occurred as of January 1, 1996 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floorplan interest expense resulting from re-negotiated floorplan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by the Company or whose salaries have been reduced pursuant to employment agreements with the Company. Pro forma results for Town and Country Chrysler, Plymouth, Jeep of Rock Hill and Fort Mill Chrysler-Plymouth-Dodge are not included because Company management believes that the pro forma results of operations would not have been materially affected assuming these acquisitions had occurred on January 1, 1996. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed on January 1, 1996. These results are also not necessarily indicative of the results of future operations.


                                              December 31,
                                          --------------------
                                            1996       1997
                                          --------   --------
Total revenues                            $899,901   $949,081
Gross profit                              $113,772   $117,389
Net income                                $  4,027   $  5,439
Basic net income per share                $   0.64   $   0.78

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)

2.  BUSINESS ACQUISITIONS -- Continued

Acquisitions Completed During the Year Ended December 31, 1996

     On February 1, 1996, the Company acquired Fort Mill Ford for a total purchase price of $5.7 million. The acquisition has been accounted for using the purchase method of accounting and the results of operations of Fort Mill Ford have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as follows:



          Working capital                                            $ 822
          Property and equipment                                     3,022
          Goodwill                                                   4,364
          Non-current liabilities assumed                           (2,467)
                                                            ---------------
          Total purchase price                                     $ 5,741
                                                            ===============


     The following unaudited pro forma financial data is presented as if Fort Mill Ford had been acquired at January 1, 1995. Pro forma results of operations for 1996 are not presented because the acquisition occurred in February 1996, and the pro forma results for the year ended December 31, 1996 would not be materially different from the historical results presented:

                                                                 December 31,
                                                                      1995
                                                                   --------
        Total revenues                                             $345,199
        Net income                                                 $  2,875
        Basic net income per share                                 $   0.46


     The pro forma information presented above is not necessarily indicative of the operating results that would have occurred had Fort Mill Ford been acquired on January 1, 1995. These results are also not necessarily indicative of the results of future operations.


3.  INVENTORIES AND RELATED NOTES PAYABLE -- FLOOR PLAN

     Inventories consist of the following:


                                                               December 31,
                                                     ---------------------------
                                                         1996               1997
                                                     --------           --------
New vehicles                                         $ 51,798           $118,751
Used vehicles                                          14,372             27,990
Parts and accessories                                   4,940              9,085
Other                                                     440                688
                                                     --------           --------
Total                                                $ 71,550           $156,514
                                                     ========           ========

     The inventory balance is generally reduced by manufacturer's purchase discounts, and such reduction is not reflected in the related floor plan liability.

     All new and certain used vehicles are pledged to collateralize floor plan notes payable to financial institutions in the amount of $63.9 million and $133.2 million at December 31, 1996 and 1997, respectively. The floor plan notes bear interest, payable monthly on the outstanding balance, at an effective rate of prime less 0.9% (7.60% at December 31, 1997), subject to incentives, etc. Total floor plan interest expense amounted to $4.5 million, $6.0 million and $8.0 million in 1995, 1996 and 1997, respectively. The notes payable are due when the related vehicle is sold. As such, these floor plan notes payable are shown as a current liability in the accompanying consolidated balance sheets.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)

4.  PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                              December 31,
                                                     ---------------------------
                                                         1996              1997
                                                     --------          --------
Land                                                 $  2,678          $  4,330
Building and improvements                              10,081            11,904
Office equipment and fixtures                           2,037             4,102
Parts and service equipment                             2,866             4,229
Company vehicles                                          437               727
                                                     --------          --------
Total, at cost                                         18,099            25,292
Less accumulated depreciation                          (5,632)           (6,211)
                                                     --------          --------
Property and equipment, net                          $ 12,467          $ 19,081
                                                     ========          ========


5.  LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                                                            December 31,
                                                                                                 ---------------------------------
                                                                                                     1996             1997
                                                                                                 -------------    ------------
Amounts outstanding under $26.0 million revolving credit facility with Ford Motor Credit bearing interest at prime plus 1% (9.5% at December 31, 1997) and maturing in October 1999,
     collateralized by all assets of the Company                                                      $     -        $ 25,070
Amounts outstanding under $20.0 million line of credit from NationsBank bearing interest
     at 7.75% and maturing February 15, 1998                                                                -           8,200
Mortgage note payable in monthly installments of $27,000, including interest at prime plus
     1/2% (9.0% at December 31, 1997) through April 2001, at which time remaining principal
     balance is due, collateralized by building                                                         3,063           2,999
Mortgage note payable in monthly installments of $12,000, plus interest at prime plus 3/4%,
     (9.25% at December 31, 1997) through May 2004, collateralized by building                          1,088             940
Other notes payable                                                                                     1,654           2,015
                                                                                                 -------------    ------------
                                                                                                        5,805          39,224
Less current maturities                                                                                  (519)           (584)
                                                                                                 -------------    ------------
Long-term debt                                                                                        $ 5,286        $ 38,640
                                                                                                 =============    ============


     Future maturities of debt at December 31, 1997 are as follows:


        Year ending December 31,
        1998                                                  $    584
        1999                                                    33,880
        2000                                                       632
        2001                                                       592
        2002                                                       419
        Thereafter                                               3,117
                                                               -------
        Total                                                  $39,224
                                                               =======

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)


5.  LONG-TERM DEBT - Continued

     On October 15, 1997, the Company obtained a secured, revolving acquisition line of credit (the "Revolving Facility") from Ford Motor Credit with available principle of $26 million. In January 1998 the Company increased the aggregate amount available to borrow under this facility to $75 million pursuant to the agreement with Ford Motor Credit. The Revolving Facility will mature in two years, unless the Company requests that such term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. No assurance can be given that such extensions will be granted. The proceeds from the Revolving facility were used in the consummation of the Ken Marks Acquisition in October 1997 and for the repayment in February 1998 of amounts borrowed under the Six-Month Facility (as defined below). Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of the Company not to exceed $10 million.

     The Revolving Facility currently contains certain negative covenants made by the Company, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of (i) debt to tangible equity (as defined in the Revolving Facility),
(ii) current assets to current liabilities, (iii) earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges, (iv) EBITDA to interest expense, (v) EBITDA to total debt and (vi) EBITDA to total floor plan debt. Moreover, the loss of voting control over the Company by the Smith Group or the failure by the Company, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. The Company did not meet the specified debt to tangible equity ratio at December 31, 1997 and has obtained a waiver with regard to such requirement from Ford Motor Credit.

     The Company also agreed not to pledge any of its assets to any third party (with the exception of currently encumbered real estate and assets of the Company's dealership subsidiaries that are subject to previous pledges or liens).

     On August 28, 1997, the Company obtained from NationsBank, N.A. a short-term line of credit in an aggregate principal amount of up to $20 million ( the "Six-Month Facility"). Under the terms of the Six-Month Facility, amounts outstanding bore interest at 7.75% and matured on February 15, 1998. Proceeds from the Six-Month Facility were used to consummate the acquisitions of Lake Norman Dodge and Affiliates and Williams Motors, Inc. Amounts outstanding at December 31, 1997 have been classified as long-term as such amounts have been subsequently refinanced with funds obtained from the Revolving Facility.

     On February 16, 1998, the Company refinanced the $3 million mortgage note payable. The mortgage note now matures February 2003 and is payable in 59 consecutive monthly installments of $26,000 each with a final balloon installment for the unpaid balance due at maturity. The mortgage note bears interest at the prime interest rate and is collateralized by a building.


6.  INCOME TAXES

     The provision for income taxes consists of the following components:

                                              1995          1996         1997
                                           ---------     ---------    ----------
Current:
 Federal                                     $ 1,608      $ 1,856       $ 1,890
 State                                           117          308           391
                                             -------      -------       -------
                                               1,725        2,164         2,281

Deferred                                         427         (190)          (27)
Change in valuation allowance                     24          (51)           (5)
                                             -------      -------       --------
Total                                        $ 2,176      $ 1,923       $ 2,249
                                             =======      =======       =======

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)

6.  INCOME TAXES - Continued

     The reconciliation of the statutory federal income tax rate with the Company's federal and state overall effective income tax rate is as follows:


                                         1995           1996          1997
                                       --------       --------      -------
Statutory federal rate                   34.00%        34.00%        34.00%
State income taxes                        3.84          3.60          3.70
Miscellaneous                             2.19          0.71         (0.21)
                                         -----         -----         ------
Effective tax rates                      40.03%        38.31%        37.49%
                                         =====         =====         ======


     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                              1996         1997
                                                           -------      -------
Deferred tax assets:
     Allowance for bad debts                               $    86      $    81
     Inventory reserves                                        161           40
     Net operating loss carryforwards                           75          120
     Other                                                      76          151
                                                           -------      -------
     Total deferred tax assets                                 398          392
     Valuation allowance                                       (75)         (70)
                                                           -------      -------
     Deferred tax assets, net                                  323          322
                                                           -------      -------
Deferred tax liabilities:
     Basis difference in property and equipment               (556)        (799)
     Basis difference in goodwill                             --           (172)
     Other                                                    (546)         (25)
                                                           -------      -------
Total deferred tax liability                                (1,102)        (996)
                                                           -------      -------
Net deferred tax liability                                 $  (779)     $  (674)
                                                           =======      =======


     The net changes in the valuation allowance against deferred tax assets were a decrease of $51,000 for the year ended December 31, 1996 and a decrease of $5,000 for the year ended December 31, 1997. The decrease was related primarily to the expiration of state net operating loss carryforwards. At December 31, 1997, the Company had state net operating loss carryforwards of $2.0 million which will expire primarily between 1998 and 2002.


     Certain of the Company's dealerships changed their method of accounting for inventories of new vehicles for income tax purposes from LIFO to PIFO (see
Note 1) which resulted in an additional income tax liability. At December 31, 1996 and 1997, this liability was recorded as $5.5 million and $7.1 million, respectively. The liability is payable over a six year period beginning in January, 1998. The current portion of the liability as of December 31, 1997 was $2.3 million and is included in other accrued liabilities.

     Certain subsidiaries of Sonic (such subsidiaries together with the Company and SFC being hereinafter referred to as the "Sonic Group") have joined with SFC in filing consolidated federal income tax returns for several years. Such subsidiaries have also joined with SFC in filing for 1996 and for the six months ending on June 30, 1997. Under applicable federal tax law, each corporation included in SFC's consolidated return is jointly and severally liable for any resultant tax. Under a tax allocation agreement dated as of June 30, 1997, however, the Company agreed to pay to SFC, in the event that additional federal income tax is determined to be due, an amount equal to the Company's separate federal income tax liability computed for all periods in which any member of the Sonic Group has been a member of SFC's consolidated group, less amounts previously recorded by the Company. Also pursuant to such agreement, SFC agreed to indemnify the Company for any additional amount determined to be due from SFC's consolidated group in excess of the federal income tax liability of the Sonic Group for such periods. The tax allocation agreement establishes procedures with respect to tax adjustments, tax claims, tax refunds, tax credits and other tax attributes relating to periods ending prior to the time that the Sonic Group shall leave SFC's consolidated group.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)

7.  RELATED PARTIES

     Prior to June 30, 1997, Town & Country Ford and Lone Star Ford had each made several non-interest bearing advances to SFC ($2.5 million as of December 31, 1996). In preparation for the Reorganization, a demand promissory note by SFC evidencing $2.1 million of these advances was canceled in June 1997 in exchange for the redemption of certain shares of the capital stock of Town & Country Ford held by SFC. In addition, a demand promissory note by SFC evidencing $509,000 of these advances was canceled in June 1997 pursuant to a dividend.

     The Company had amounts receivable from affiliates of $1.0 million at December 31, 1997. Of this amount, $622,000 relates to advances made by the Company to SFC. The remaining $425,000 relates to receivables from executives of the Company who were former owners of Ken Marks Ford and the Bowers Dealerships. The receivables resulted from differences in the negotiated and actual net book value of the dealerships at the date of acquisitions. The amounts receivable from affiliates are non-interest bearing and are classified as current based on the expected repayment dates.

     The Company had amounts payable to affiliates of $914,000 and $4.8 million, at December 31, 1996 and 1997, respectively. At December 31, 1997, the Company had a $4 million note payable to the Company's Executive Vice-President and former owner of the Bowers Dealerships resulting from the acquisition of the Bowers Dealerships (Note 2). The note is payable in 28 equal quarterly installments bearing interest at prime less 0.5%. The current portion of this note amounted to $445,000 at December 31, 1997. The remaining portion of the amount payable to affiliates consisted of loans from affiliates, the majority of which bear interest at 8.75%, and is classified as noncurrent based upon the expected repayment dates.

     The Company had an unsecured note payable to the Company's Chairman of $5.5 million, at December 31, 1997. The subordinated note bears interest at prime plus 0.5% and is payable November 30, 2000. Of the note payable, $3.5 million was used in the acquisition of Fort Mill Chrysler-Plymouth-Dodge (Note 2), and the remaining amount was used for operations.

     During the years ended December 31, 1995 and December 31, 1996, Town & Country Ford paid $48,000 to SFC as a management fee. SFC's services to Town & Country Ford have included performance of the following functions, among others: maintenance of lender and creditor relationships; tax planning; preparation of tax returns and representation in tax examinations; record maintenance; internal audits and special audits; assistance to independent public accountants; and litigation support to company counsel. Payments of fees to and receipt of services from SFC ceased in 1997.

     Beginning in early 1997, certain of Sonic's dealerships have entered into arrangements to sell to their customers credit life insurance policies underwritten by American Heritage Life Insurance Company, an insurer unaffiliated with Sonic ("American Heritage"). American Heritage in turn reinsures all of these policies with Provident American Insurance Company, a Texas insurance company and a wholly-owned subsidiary of SFC. Under these arrangements, the dealerships paid an aggregate of $576,000 to American Heritage in premiums for these policies for the twelve months ended December 31, 1997. The Company anticipates terminating this arrangement with American Heritage during 1998.

     Chartown is a general partnership engaged in real estate development and management. Before the Reorganization, Town & Country Ford maintained a 49% partnership interest in Chartown with the remaining 51% held by SMDA Properties, LLC, a North Carolina limited liability company ("SMDA"). The Company's Chairman owns an 80% direct membership interest in SMDA with the remaining 20% owned indirectly through SFC. In addition, SFC also held a demand promissory note for $1.6 million issued by Chartown (the "Chartown Note"), which was uncollectible due to insufficient funds. As a part of the Reorganization, the Chartown Note was canceled and Town & Country Ford transferred its partnership interest in Chartown to SFC for nominal consideration. In connection with that transfer, SFC agreed to indemnify Town & Country Ford for any and all obligations and liabilities, whether known or unknown, relating to Chartown and Town & Country Ford's ownership thereof. Town & Country Ford's recorded investment in Chartown was nominal for all periods presented in the accompanying financial statements.


8.  CAPITAL STRUCTURE, PUBLIC OFFERING OF COMMON STOCK, AND PER SHARE DATA

     Preferred Stock - In 1997, the Company authorized 3 million shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. No preferred share were issued and outstanding as of December 31, 1997.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)

8. CAPITAL STRUCTURE, PUBLIC OFFERING OF COMMON STOCK, AND PER SHARE DATA - Continued

     Effective March 20, 1998, the Board of Directors designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value
$0.01 per share, which shall be divided into 100,000 of Series I Convertible Preferred Stock, par value $0.01 per share (the "Series I Preferred Stock"), 100,000 shares of Series II Convertible Preferred Stock, par value $0.01 per share (the "Series II Preferred Stock"), and 100,000 shares of Series III Convertible Preferred Stock, par value $0.01 per share (the "Series III Preferred Stock" and together with the Series I Preferred Stock and the Series II Preferred Stock, collectively, the "Class A Preferred Stock"). In such transaction, the securities were not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration provided by Section 4(2) of the Act in view of the sophistication of the foregoing purchasers, their access to material information, the disclosures actually made to them by the Company and the absence of any general solicitation or advertising. On March 24, 1998 the Company issued 3,960 shares of Series III Preferred Stock to certain shareholders in connection with the Clearwater Acquisition. Each share of Series III Preferred Stock is convertible, at the option of the holder, into that number of shares of Class A Common Stock as is determined by dividing $1,000 by the average closing price for the Class A Common Stock on the NYSE for the 20 days preceding the date of issuance of the shares of Series III Preferred Stock, subject to a collar adjustment that has the effect of limiting increases and decreases in the value of the Class A Common Stock receivable upon conversion by 10% of the original value of the shares of Series III Preferred Stock. On the second anniversary of the date of issuance of shares of the Series III Preferred Stock, the Company, at its option, may convert such shares into Class A Common Stock according to the foregoing conversion provision. At anytime, the Company may redeem shares of the Series III Preferred Stock for cash equal to the value of the Class A Common Stock that would have been received if a conversion had occurred on the same date.

     Stock Split -- All share and per share amounts included in the accompanying financial statements for all periods presented have been adjusted to reflect a 625 for 1 stock split of the Class B Common Stock effective as of October 16, 1997.

     Public Offering of Common Stock - The Company completed an initial public offering (the "Offering") of 5 million shares of its Class A Common Stock on November 12, 1997 at a price of $12 per share. Net proceeds of the Offering of $53.7 million were used to finance acquisitions (see Note 2) and to repay amounts borrowed under lines of credit related to the acquisitions. Class A Common Stock entitles its holder to one vote per share, while Class B Common Stock entitles its holder to ten votes per share, except in certain circumstances.

     Warrants - In connection with the Dyer Acquisition, the Company issued on January 15, 1998 a warrant to purchase 44,391 shares of Class A Common Stock at $12 per share, which is currently exercisable and expires on January 15, 2003.

     Per Share Data - The calculation of diluted net income per share considers the potential dilutive effect of options to purchase 588,000 shares of common stock at $12 per share which were outstanding in November and December of 1997. These options have not been included in the calculation of diluted net income per share because the options are anti-dilutive.


9.  EMPLOYEE BENEFIT PLANS

     Substantially all of the employees of the Company are eligible to participate in a 401(k) plan maintained by SFC. Contributions by the Company to the plan were not significant in any period presented.

Formula Stock Option Plan

     In March 1998, the Board of Directors  adopted the Formula Stock
Option Plan for the benefit of the Company's outside directors. The plan authorized options to purchase up to an aggregate of 300,000 shares of Class A Common Stock. Under the plan, each outside director shall be awarded on or before March 31st of each year an option to purchase 10,000 shares at an exercise price equal to the fair market value of common stock at the date of the award.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)

9.    EMPLOYEE BENEFIT PLANS - Continued

Employee Stock Purchase Plan

      Effective January 1, 1998, the Board of Directors and stockholders of the Company adopted the Employee Stock Purchase Plan (the "ESPP"). Under the terms of the ESPP, on January 1 of each year all eligible employees electing to participate will be granted an option to purchase shares of Class A Common Stock. The Company's Compensation Committee will annually determine the number of shares of Class A Common Stock available for purchase under each option. The purchase price at which Class A Common Stock will be purchased through the ESPP will be 85% of the lesser of (i) the fair market value of the Class A Common Stock on the applicable Grant Date and (ii) the fair market value of the Class A Common Stock on the applicable Exercise Date. Options will expire on the last exercise date of the calendar year in which granted.

     On March 20, 1998, the Board of Directors, pursuant to the Company's ESPP, increased the authorized shares from 150,000 to 300,000 and issued options exercisable for 150,000 shares of Class A Common Stock granting 310 shares per participant participating in the ESPP.

Stock Option Plan

     In October 1997, the Board of Directors and stockholders of the Company adopted the Company's 1997 Stock Option Plan (the "Stock Option Plan") with respect to Common Stock in order to attract and retain key personnel. Under the Stock Option Plan, options to purchase up to an aggregate of 1.1 million shares of Class A Common Stock may be granted to key employees of the Company and its subsidiaries and to officers, directors, consultants and other individuals providing services to the Company. In November 1997, the Company granted options to purchase 588,000 shares of Class A Common Stock at an exercise price equal to the initial public offering price of $12.00 per share. All of these options will become exercisable in three equal annual installments beginning in October 1998 with the last installment vesting in October 2000, and all these options will expire in October 2007.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. The Company granted 588,000 options in 1997 with weighted average grant-date fair values of $5.66. No compensation cost has been recognized for the stock option plan. Had compensation cost for the stock options been determined based on their fair value method as prescribed by SFAS No. 123, the Company's pro forma net income and basic net income per share would have been $3.6 million and $0.51, respectively, for 1997.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 50% in 1997; risk-free interest rate of 5.6% in 1997; and expected lives of 5 years in 1997. The model reflects that no dividends were declared in 1997 and assumes that no dividends will be declared in the future.


10.  COMMITMENTS AND CONTINGENCIES

Operating Leases:

     The Company leases certain of its dealership facilities under noncancelable operating leases with terms ranging from one to twelve years, with renewal options of up to ten years. A majority of the dealership facilities are owned by shareholders, directors, or officers of the Company or its affiliates. Minimum future rental payments required under noncancelable operating leases are as follows:

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)

                            Related
Year ending December 31,    Parties         Third Parties          Total
                       ---------------     ---------------    ---------------
1998                           $ 3,849             $ 2,023            $ 5,872
1999                             3,852               1,452              5,304
2000                             3,786               1,400              5,186
2001                             3,448               1,380              4,828
2002                             3,338               1,050              4,388
Thereafter                      16,146               4,480             20,626
                       ----------------    ---------------    ---------------
Total                         $ 34,419            $ 11,785           $ 46,204
                       ================    ================   ===============

     Total rent expense for the years ended December 31, 1995, 1996, and 1997 was approximately $841,000, $870,000, and $2.4 million, respectively. Of these amounts, $841,000, $870,000 and $1.3 million, respectively, were paid to related parties.

Other Contingencies:

     The Company is contingently liable for customer contracts placed with financial institutions of approximately $741,000 and $302,000 at December 31, 1996 and 1997, respectively. However, the Company's potential loss is limited to the difference between the present value of the installment contract at the date of the repossession and the market value of the vehicle at the date of sale. Other accrued liabilities include a provision for repossession losses. The Company provides a reserve for repossession losses based on the ratio that historical loss experience bears to the amount of outstanding customer contracts.

     The Company has available $1.5 million under draft-clearing credit lines with a bank in order to immediately fund the Company's checking account for sold vehicle contracts from other financial institutions. The Company is contingently liable to the bank until the contracts are approved by the financial institutions. Amounts outstanding under these lines at December 31, 1996 and 1997 were $151,000 and $432,000 respectively.

     The Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.

     The Company has not entered into any agreement with respect to the approval by Jaguar of the proposed acquisition of the assets of the Jaguar of Chattanooga dealership (the "Jaguar Dealership") by the Company as part of the Bowers Acquisition. The Company and Jaguar are continuing to negotiate with respect to this matter, although no assurance can be given that such negotiations will result in an arrangement that is favorable to the Company. If Jaguar refuses to give its approval to the Company, the Company may not be able to acquire the Jaguar Dealership. The Jaguar Dealership accounts for less than 1.5% of the Company's 1997 revenues and profits, respectively.

11.   SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the Company's results of operations as presented in the Consolidated Statements of Income by quarter for 1996 and 1997. Amounts below reflect reclassifications of previously reported amounts to conform with current year presentation and exclude net income per share for those periods prior to the completion of the Offering.


                                                                      First           Second             Third          Fourth
                                                                     Quarter          Quarter           Quarter         Quarter
                                                                     -------          -------           -------         -------
Year Ended December 31, 1996:
 Total revenues                                                      $ 85,684          $104,021          $ 93,910        $ 93,252
 Gross profit                                                        $ 10,654          $ 11,860          $ 11,581        $ 11,725
 Operating income                                                    $  2,644          $  2,920          $  2,530        $  2,973
 Income before taxes and minority interest                           $  1,604          $  1,254          $  1,121        $  1,042


                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
               (All tables in thousands except per share amounts)

11.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

                                                                      First             Second             Third             Fourth
                                                                     Quarter            Quarter           Quarter            Quarter
                                                                     -------            -------           -------           -------
Year Ended December 31, 1997:
Total revenues                                                        $ 98,785          $114,101          $127,356          $195,759
Gross profit                                                          $ 11,228          $ 13,236          $ 15,105          $ 25,179
Operating income                                                      $  2,262          $  3,393          $  3,469          $  5,782
Income before taxes and minority interest                             $    926          $  1,577          $  1,526          $  1,969
Net income                                                            $    541          $    999          $    911          $  1,251
Diluted net income per share                                                                              $   0.15          $   0.14


                                 EXHIBIT INDEX



                                                                                Sequentially
                                                                                  Numbered
Exhibit No.                  Description                                            Pages
-----------                  -----------                                       -------------
3.1*      Amended and Restated Certificate of Incorporation of the
          Company(incorporated by reference to Exhibit 3.1 to the Registration
          Statement on Form S-1 (File No. 333-33295) of the Company (the "Form
          S-1"))

3.2* Bylaws of the Company(incorporated by reference to Exhibit 3.2 to the Form S-1).

4.1*      Form of Class A Common Stock Certificate(incorporated by reference to
          Exhibit 4.1 to the Form S-1).

4.2*      Registration Rights Agreement dated as of June 30, 1997 among the
          Company, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic
          Financial Corporation(incorporated by reference to Exhibit 4.2 to the Form S-1).

10.1* Form of Lease Agreement to be entered into between the Company (or its subsidiaries) and Nelson E. Bowers, II or his affiliates(incorporated by reference to Exhibit 10.1 to the Form S-1).

10.2* Form of Lease Agreement to be entered into between the Company (or its subsidiaries) and Marks Holding Company, Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1).

10.3*     Lease Agreement dated as of January 1, 1995 between Lone Star Ford,
          Inc. and Viking Investment Associates (incorporated by reference to
          Exhibit 10.3 to the Form S-1).

10.4*     Lease Agreement dated as of October 23, 1979 between O. Bruton Smith,
          Bonnie Smith and Town and Country Ford, Inc. (incorporated by reference to Exhibit 10.4 to the Form S-1).

10.5*     North Carolina Warranty Deed dated as of April 24, 1987 between O.
          Bruton Smith and Bonnie Smith, as Grantors and STC Properties, as
          Grantee(incorporated by reference to Exhibit 10.5 to the Form S-1).

10.6*     Lease dated January 13, 1995 between JAG Properties LLC and Jaguar of
          Chattanooga LLC (incorporated by reference to Exhibit 10.6 to the Form
          S-1).

10.7*     Lease dated October 18, 1991 by and between Nelson E. Bowers II,
          Thomas M. Green, Jr., and Infiniti of Chattanooga, Inc. (incorporated by reference to Exhibit 10.7 to the Form S-1).

10.8*     Amendment to Lease Agreement dated as of January 13, 1995 among Nelson
          E. Bowers II, Thomas M. Green, Jr., JAG Properties LLC and Infiniti of
          Chattanooga, Inc. (incorporated by reference to Exhibit 10.8 to the Form S-1).

10.9*     Lease dated March 15, 1996 between Cleveland Properties LLC and
          Cleveland Chrysler-Plymouth-Jeep-Eagle LLC (incorporated by reference to Exhibit 10.9 to the Form S-1).


Exhibit No.                           Description
-----------                           -----------

10.10*    Lease Agreement dated January 2, 1993 among Nelson E. Bowers II,
          Thomas M. Green, Jr. and Cleveland Village Imports, Inc. (incorporated by reference to Exhibit 10.10 to the Form S-1).





10.11*    Ford Motor Credit Company Automotive Wholesale Plan Application for
          Wholesale Financing dated August 10, 1972 by Lone Star Ford, Inc.
          (incorporated by reference to Exhibit 10.11 to the Form S-1).

10.12*    Ford Motor Credit Company Automotive Wholesale Plan Application for
          Wholesale Financing and Security Agreement dated August 22, 1984 by
          Town and Country Ford, Inc. (incorporated by reference to Exhibit
          10.12 to the Form S-1).

10.13*    Wholesale Floor Plan Security Agreement dated October 5, 1990 between
          Marcus David Corporation (d/b/a Town & Country Toyota) and World Omni
          Financial Corp. (incorporated by reference to Exhibit 10.13 to the Form S-1).

10.14*    Demand Promissory Note dated October 5, 1990 of Marcus David
          Corporation (d/b/a Town & Country Toyota) in favor of World Omni
          Financial Corp. (incorporated by reference to Exhibit 10.14 to the Form S-1).

10.15*    Security Agreement & Master Credit Agreement (Non-Chrysler Corporation
          Dealer) dated April 21, 1995 between Cleveland
          Chrysler-Plymouth-Jeep-Eagle LLC and Chrysler Credit
          Corporation(incorporated by reference to Exhibit 10.15 to the Form
          S-1).

10.15a*   Promissory Note dated April 21, 1995 in favor of Chrysler Credit
          Corporation by Cleveland Chrysler Plymouth Jeep Eagle,
          LLC(incorporated by reference to Exhibit 10.15a to the Form S-1).

10.16*    Promissory Note dated April 21, 1995 in favor of Chrysler Credit
          Corporation by Saturn of Chattanooga, Inc. (incorporated by reference to Exhibit 10.16a to the Form S-1).

10.17*    Security Agreement & Master Credit Agreement (Non-Chrysler Corporation
          Dealer) dated April 24, 1995 between Nelson Bowers Ford, L.P. and
          Chrysler Credit Corporation(incorporated by reference to Exhibit 10.17 to the Form S-1).

10.17a*   Promissory Note dated April 21, 1995 in favor of Chrysler Credit
          Corporation by Nelson Bowers Ford L.P. (incorporated by reference to
          Exhibit 10.17a to the Form S-1).

10.18* Floor Plan Agreement dated May 6, 1996 between European Motors, LLC and NationsBank, N.A. (incorporated by reference to Exhibit 10.18 to the Form S-1).

10.19*    Floor Plan Agreement dated April 11, 1996 between KIA of Chattanooga,
          LLC and NationsBank, N.A. (incorporated by reference to Exhibit 10.19 to the Form S-1).

10.19a*   Security Agreement dated April 11, 1996 between KIA of Chattanooga,
          LLC and NationsBank, N.A. (incorporated by reference to Exhibit 10.19a to the Form S-1).

10.20*    Floor Plan Agreement dated October 17, 1996 between European Motors of
          Nashville, LLC and NationsBank, N.A. (incorporated by reference to
          Exhibit 10.20 to the Form S-1).

10.20a*   Security Agreement dated October 17, 1996 between European Motors of
          Nashville, LLC and NationsBank, N.A. (incorporated by reference to
          Exhibit 10.20a to the Form S-1).

10.21*    Floor Plan Agreement dated March 5, 1997 between Nelson Bowers Dodge,
          LLC (d/b/a Dodge of Chattanooga) and NationsBank, N.A. (incorporated by reference to Exhibit 10.21 to the Form S-1).

10.22* Security Agreement and Master Credit Agreement dated May 15, 1996 between Lake Norman Chrysler Plymouth Jeep Eagle, LLC and Chrysler
          Financial Corporation(incorporated by reference to Exhibit 10.22 to the Form S-1).

10.22a*   Promissory Note dated May 15, 1996 in favor of Chrysler Financial
          Corporation by Lake Norman Chrysler Plymouth Jeep Eagle,
          LLC(incorporated by reference to Exhibit 10.22a to the Form S-1).

10.23*    Security Agreement & Capital Loan Agreement dated May 15, 1996 between
          Lake Norman Dodge, Inc and Chrysler Financial Corp. (incorporated by reference to Exhibit 10.23 to the Form S-1).

10.23a*   Promissory Note dated May 15, 1996 in favor of Chrysler Financial
          Corporation by Lake Norman Dodge, Inc. (incorporated by reference to
          Exhibit 10.23a to the Form S-1).

10.23b*   Promissory Note dated May 15, 1996 in favor of Chrysler Financial
          Corporation by Lake Norman Dodge, Inc. (incorporated by reference to
          Exhibit 10.23b to the Form S-1).

10.24*    Security Agreement and Master Credit Agreement (Non-Chrysler
          Corporation Dealer) dated May 15, 1996 between Lake Norman Chrysler
          Plymouth Jeep Eagle, LLC and Chrysler Financial
          Corporation(incorporated by reference to Exhibit 10.24 to the Form
          S-1).

10.24a*   Promissory Note dated May 15, 1996 in favor of Chrysler Financial
          Corporation by Lake Norman Chrysler Plymouth Jeep Eagle,
          LLC(incorporated by reference to Exhibit 10.24a to the Form S-1).

10.25*    Floor Plan Agreement dated September 1, 1996 between NationsBank, N.A.
          and Dyer & Dyer, Inc. (incorporated by reference to Exhibit 10.25 to the Form S-1).

10.25a*   Security Agreement dated September 1, 1996 between NationsBank, N.A.
          and Dyer & Dyer, Inc. (incorporated by reference to Exhibit 10.25a to the Form S-1).

                                                                                   Sequentially
                                                                                      Numbered
Exhibit No.                        Description                                          Pages
-----------                        -----------                                     -------------

10.26*    Security Agreement and Master Credit Agreement (Non-Chrysler
          Corporation Dealer) dated April 21, 1995 between Cleveland Village
          Imports, Inc. (d/b/a Cleveland Village Honda, Inc.) and Chrysler
          Credit Corporation(incorporated by reference to Exhibit 10.26 to the Form S-1).





10.27*    Jaguar Credit Corporation Automotive Wholesale Plan Application for
          Wholesale Financing and Security Agreement dated March 14, 1995 by
          Jaguar of Chattanooga LLC(incorporated by reference to Exhibit 10.27 to the Form S-1).

10.28*    Assignment of Joint Venture Interest in Chartown dated as of June 30,
          1997 among Town and Country Ford, Inc., SMDA LLC and Sonic Financial
          Corporation(incorporated by reference to Exhibit 10.28 to the Form
          S-1).

10.29*    Form of Employment Agreement between the Company and O. Bruton
          Smith(incorporated by reference to Exhibit 10.29 to the Form S-1).

10.30*    Form of Employment Agreement between the Company and Bryan Scott
          Smith(incorporated by reference to Exhibit 10.30 to the Form S-1).

10.31*    Form of Employment Agreement between the Company and Theodore M.
          Wright(incorporated by reference to Exhibit 10.31 to the Form S-1).

10.32*    Form of Employment Agreement between the Company and Nelson E. Bowers,
          II(incorporated by reference to Exhibit 10.32 to the Form S-1).

10.33* Tax Allocation Agreement dated as of June 30, 1997 between the Company and Sonic Financial Corporation(incorporated by reference to Exhibit
          10.33 to the Form S-1).

10.34* Form of Sonic Automotive, Inc. Stock Option Plan(incorporated by reference to Exhibit 10.34 to the Form S-1).

10.35*    Form of Sonic Automotive, Inc. Employee Stock Purchase
          Plan(incorporated by reference to Exhibit 10.35 to the Form S-1).

10.36*    Subscription Agreement dated as of June 30, 1997 between O. Bruton
          Smith and the Company(incorporated by reference to Exhibit 10.36 to the Form S-1).

10.37*    Subscription Agreement dated as of June 30, 1997 between Sonic
          Financial Corporation and the Company(incorporated by reference to Exhibit 10.37 to the Form S-1).

10.38*    Subscription Agreement dated as of June 30, 1997 between Bryan Scott
          Smith and the Company(incorporated by reference to Exhibit 10.38 to the Form S-1).

10.39*    Subscription Agreement dated as of June 30, 1997 between William S.
          Egan and the Company(incorporated by reference to Exhibit 10.39 to the Form S-1).

10.40*    Asset Purchase Agreement dated as of May 27, 1997 by and among Sonic
          Auto World, Inc., Lake Norman Dodge, Inc., Lake Norman
          Chrysler-Plymouth-Jeep-Eagle LLC, Quinton M. Gandy and Phil M. Gandy,
          Jr. (confidential portions omitted and filed separately with the SEC)
          (incorporated by reference to Exhibit 10.40 to the Form S-1).

10.41*    Asset Purchase Agreement dated as of June 24, 1997 by and among Sonic
          Auto World, Inc., Kia of Chattanooga, LLC, European Motors of
          Nashville, LLC, European Motors, LLC, Jaguar of Chattanooga LLC,
          Cleveland Chrysler-Plymouth-Jeep-Eagle LLC, Nelson Bowers Dodge, LLC,
          Cleveland Village Imports, Inc., Saturn of Chattanooga, Inc., Nelson
          Bowers Ford, L.P., Nelson E. Bowers II, Jeffrey C. Rachor, and the other shareholders named herein (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit
          10.41 to the Form S-1).

10.41a*   Amendment to Asset Purchase Agreement dated October 16, 1997 re:
          Bowers Acquisition(incorporated by reference to Exhibit 10.41a to the Form S-1).

10.42*    Stock Purchase Agreement dated as of July 29, 1997 between Sonic Auto
          World, Inc. and Ken Marks, Jr., O.K. Marks, Sr. and Michael J. Marks
          (confidential portions omitted and filed separately with the SEC)
          (incorporated by reference to Exhibit 10.42 to the Form S-1).

10.43*    Asset Purchase Agreement dated as of August 1997 by and among Sonic
          Automotive, Inc., Dyer & Dyer, Inc. and Richard Dyer (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit 10.43 to the Form S-1).

10.43a*   Amendment to Asset Purchase Agreement dated October 16, 1997 re: Dyer
          Acquisition(incorporated by reference to Exhibit 10.43a to the Form
          S-1).

10.44* Security Agreement and Master Credit Agreement dated April 21, 1995 between Cleveland Chrysler Plymouth Jeep Eagle and Chrysler Credit
          Corporation(incorporated by reference to Exhibit 10.44 to the Form
          S-1).

10.45*    Promissory Note dated as of August 28, 1997 by Sonic Automotive, Inc.
          in favor of NationsBank, N.A. (incorporated by reference to Exhibit
          10.45 to the Form S-1).

10.46*    Credit Agreement dated October 15, 1997 by and between Sonic
          Automotive, Inc. and Ford Motor Credit Company(incorporated by reference to Exhibit 10.46 to the Form S-1).

10.47*    Automotive Wholesale Plan Application For Wholesale Financing And
          Security Agreement dated June 29, 1982 between Ford Motor Credit
          Company and O.K. Marks Ford, Inc. (incorporated by reference to
          Exhibit 10.47 to the Form S-1).

10.48*    Supplemental Agreement between the Company and Ford Motor
          Company(incorporated by reference to Exhibit 10.48 to the Form S-1).

10.49* Agreement between Toyota Motors Sales USA and the Company(incorporated by reference to Exhibit 10.49 to the Form S-1).





10.50*    Ford Sales and Service Agreement with Town and Country
          Ford(incorporated by reference to Exhibit 10.50 to the Form S-1).

10.51* Ford Sales and Service Agreement with Lone Star Ford(incorporated by reference to Exhibit 10.51 to the Form S-1).

10.52* Ford Sales and Service Agreement with Fort Mill Ford(incorporated by reference to Exhibit 10.52 to the Form S-1).

10.53* Ford Sales and Service Agreement with Ken Marks Ford(incorporated by reference to Exhibit 10.53 to the Form S-1).


                                                                                        Sequentially
                                                                                          Numbered
Exhibit No.                      Description                                                Pages
-----------                      -----------                                           -------------

10.54* Ford Sales and Service Agreement with Nelson Bowers Ford(incorporated by reference to Exhibit 10.54 to the Form S-1).

10.55*    Chrysler Sales and Service Agreement with Fort Mill
          Chrysler-Plymouth-Dodge(incorporated by reference to Exhibit 10.55 to the Form S-1).

10.56*    Plymouth Sales and Service Agreement with Fort Mill
          Chrysler-Plymouth-Dodge(incorporated by reference to Exhibit 10.56 to the Form S-1).

10.57*    Dodge Sales and Service Agreement with Fort Mill
          Chrysler-Plymouth-Dodge(incorporated by reference to Exhibit 10.57 to the Form S-1).

10.58*    Dodge Sales and Service Agreement with Sonic Dodge, LLC d/b/a Lake
          Norman Dodge(incorporated by reference to Exhibit 10.58 to the Form
          S-1).

10.59*    Chrysler Sales and Service Agreement with Sonic
          Chrysler-Plymouth-Jeep-Eagle, LLC d/b/a Lake Norman
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.59 to the Form S-1).

10.60*    Plymouth Sales and Service Agreement with Sonic
          Chrysler-Plymouth-Jeep-Eagle, LLC d/b/a Lake Norman
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.60 to the Form S-1).

10.61*    Jeep Sales and Service Agreement with Sonic
          Chrysler-Plymouth-Jeep-Eagle, LLC d/b/a Lake Norman
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.61 to the Form S-1).

10.62*    Chrysler Sales and Service Agreement with Cleveland
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.62 to the Form S-1).

10.63*    Plymouth Sales and Service Agreement with Cleveland
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.63 to the Form S-1).

10.64*    Jeep Sales and Service Agreement with Cleveland
          Chrysler-Plymouth-Jeep-Eagle(incorporated by reference to Exhibit
          10.64 to the Form S-1).

10.65*    Dodge Sales and Service Agreement with Nelson Bowers
          Dodge(incorporated by reference to Exhibit 10.65 to the Form S-1).

10.66*    Volvo Authorized Retailer Agreement with European Motors, LLC d/b/a
          Volvo of Chattanooga(incorporated by reference to Exhibit 10.66 to the Form S-1).

10.67* Volvo Sales Agreement with Dyer & Dyer, Inc. (incorporated by reference to Exhibit 10.67 to the Form S-1).

10.68*    Toyota Dealer Agreement with Marcus David Corporation d/b/a Town &
          Country Toyota(incorporated by reference to Exhibit 10.68 to the Form
          S-1).

10.69     Form of Sonic Automotive, Inc. Formula Stock Option Plan

10.70 Amended and Restated Credit Agreement (the "Credit Agreement") between the Borrower and the Lender in the amount of $75 million.

10.71 Promissory Note in the amount of $75 million issued by the Borrower under the Credit Agreement.

10.72 Subordinated promissory note from the Borrower to O. Bruton Smith, pursuant to which O. Bruton Smith lends an amount equal to difference between Net Cash Proceeds of the Public Offering and $58,000,000.

10.73 Subordination Agreement between O. Bruton Smith and the Lender, acknowledged by the Borrower.


10.74     Asset Purchase Agreement dated December 31, 1997 between Sonic
          Automotive, Inc., as buyer, and M & S Resources, Inc., Clearwater Auto
          Resources, Inc., and Clearwater Collision Center, Inc., as sellers and
          Scott Fink, Michael Cohen, Jeffrey Schumon, and Timothy McCabe as shareholders of the sellers (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 30, 1998 (the
          "March 1998 Form 8-K")).

10.75     Amendment No. 1 and Supplement to Asset Purchase Agreement dated
          December 31, 1997 between Sonic Automotive, Inc., as buyer, and M & S
          Resources, Inc., Clearwater Auto Resources, Inc., and Clearwater
          Collision Center, Inc., as sellers and Scott Fink, Michael Cohen,
          Jeffrey Schumon, and Timothy McCabe as shareholders of the sellers
          (incorporated by reference to Exhibit 99.2 to the March 1998 Form
          8-K).

21.1* Subsidiaries of the Company(incorporated by reference to Exhibit 21.1 to the Form S-1).

24*       Power of Attorney (included on the signature page to this Registration
          Statement) (incorporated by reference to Exhibit 24 to the Form S-1).

27        Financial Data Schedule

* Filed previously