Form 10-K/A
period 1997-12-31
SONIC AUTOMOTIVE INC
filed 1998-04-08
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                                  FORM 10-K/A
                                Amendment No. 1


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

                                    PART IV





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

10.67* Volvo Sales Agreement with Dyer & Dyer, Inc. (incorporated by reference to Exhibit 10.67 to the Form S-1).

10.68*    Toyota Dealer Agreement with Marcus David Corporation d/b/a Town &
          Country Toyota(incorporated by reference to Exhibit 10.68 to the Form
          S-1).

10.69     Sonic Automotive, Inc. Formula Stock Option Plan for Independent
          Directors.

10.70     Amended and Restated Credit Agreement dated as of December 15, 1997
          (the "Credit Agreement") between Sonic Automotive, Inc., as borrower, and Ford Motor Credit Company, as lender.

10.71 Promissory Note dated December 15, 1997 in the amount of $75 million by Sonic Automotive, Inc., as borrower, in favor of Ford Motor Credit
          Company, as lender, under the Credit Agreement.

10.72     Subordinated Promissory Note dated December 1, 1997 in the amount of
          $5.5 million by Sonic Automotive, Inc., as borrower, in favor of O.
          Bruton Smith, as lender.

10.73     Subordination Agreement dated as of December 15, 1997 between O.
          Bruton Smith and Ford Motor Credit Company and acknowledged by Sonic
          Automotive, Inc.

10.74*    Asset Purchase Agreement dated December 31, 1997 between Sonic
          Automotive, Inc., as buyer, and M & S Resources, Inc., Clearwater Auto
          Resources, Inc., and Clearwater Collision Center, Inc., as sellers and
          Scott Fink, Michael Cohen, Jeffrey Schumon, and Timothy McCabe as shareholders of the sellers (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 30, 1998 (the
          "March 1998 Form 8-K")).

10.75*    Amendment No. 1 and Supplement to Asset Purchase Agreement dated as of
          March 24, 1998 between Sonic Automotive, Inc., as buyer, and M & S
          Resources, Inc., Clearwater Auto Resources, Inc., and Clearwater
          Collision Center, Inc., as sellers and Scott Fink, Michael Cohen,
          Jeffrey Schumon, and Timothy McCabe as shareholders of the sellers
          (incorporated by reference to Exhibit 99.2 to the March 1998 Form
          8-K).

21.1* Subsidiaries of the Company(incorporated by reference to Exhibit 21.1 to the Form S-1).

27*       Financial Data Schedule

* Filed previously

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SONIC AUTOMOTIVE, INC.

                                              By: /s/ Theodore M. Wright
                                              __________________________
                                              Theodore M. Wright
                                              Chief Financial Office,
                                              Vice President-Finance,
                                              Treasurer and Secretary
                                              (Principle Financial and
                                              Accounting Officer)

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

10.67* Volvo Sales Agreement with Dyer & Dyer, Inc. (incorporated by reference to Exhibit 10.67 to the Form S-1).

10.68*    Toyota Dealer Agreement with Marcus David Corporation d/b/a Town &
          Country Toyota(incorporated by reference to Exhibit 10.68 to the Form
          S-1).

10.69     Sonic Automotive, Inc. Formula Stock Option Plan for Independent
          Directors.

10.70     Amended and Restated Credit Agreement dated as of December 15, 1997
          (the "Credit Agreement") between Sonic Automotive, Inc., as borrower, and Ford Motor Credit Company, as lender.

10.71 Promissory Note dated December 15, 1997 in the amount of $75 million by Sonic Automotive, Inc., as borrower, in favor of Ford Motor Credit
          Company, as lender, under the Credit Agreement.

10.72     Subordinated Promissory Note dated December 1, 1997 in the amount of
          $5.5 million by Sonic Automotive, Inc., as borrower, in favor of O.
          Bruton Smith, as lender.

10.73     Subordination Agreement dated as of December 15, 1997 between O.
          Bruton Smith and Ford Motor Credit Company and acknowledged by Sonic
          Automotive, Inc.

10.74*    Asset Purchase Agreement dated December 31, 1997 between Sonic
          Automotive, Inc., as buyer, and M & S Resources, Inc., Clearwater Auto
          Resources, Inc., and Clearwater Collision Center, Inc., as sellers and
          Scott Fink, Michael Cohen, Jeffrey Schumon, and Timothy McCabe as shareholders of the sellers (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 30, 1998 (the
          "March 1998 Form 8-K")).

10.75*    Amendment No. 1 and Supplement to Asset Purchase Agreement dated as of
          March 24, 1998 between Sonic Automotive, Inc., as buyer, and M & S
          Resources, Inc., Clearwater Auto Resources, Inc., and Clearwater
          Collision Center, Inc., as sellers and Scott Fink, Michael Cohen,
          Jeffrey Schumon, and Timothy McCabe as shareholders of the sellers
          (incorporated by reference to Exhibit 99.2 to the March 1998 Form
          8-K).

21.1* Subsidiaries of the Company(incorporated by reference to Exhibit 21.1 to the Form S-1).

27*       Financial Data Schedule

* Filed previously