Form 10-Q
period 1998-03-31
SONIC AUTOMOTIVE INC
filed 1998-05-15
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13395

                             SONIC AUTOMOTIVE, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           56-201079
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)

            5401 E Independence Blvd, Charlotte, North Carolina 28212
               (Address of principal executive offices) (Zip Code)

                                 (704) 532-3320
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

As of May 14, 1998, there were 5,027,452 shares of Class A Common Stock, par value $.01 per share, and 6,250,000 shares of Class B Common Stock, par value $.01 per share, outstanding.

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial
          Statements (Unaudited)                                           3

            Consolidated Statements of Income -
              Three-month  periods ended
              March 31, 1997 and March 31, 1998

            Consolidated Balance Sheets -
              December 31, 1997 and March 31, 1998

            Consolidated Statement of Stockholders'
              Equity - Three-month period ended March 31, 1998

            Consolidated Statements of Cash Flows -
              Three-month periods ended March 31, 1997
              and March 31, 1998

        Notes to Unaudited Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   11

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 10-Q                                 14

SIGNATURES                                                                15

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               1997       1998
                                                             --------   --------
REVENUES:
  Vehicle sales                                              $ 85,605   $228,569
  Parts, service and collision repair                          10,979     28,965
  Finance and insurance                                         2,201      6,247
                                                             --------   --------
    Total revenues                                             98,785    263,781
COST OF SALES                                                  87,557    228,600
                                                             --------   --------
GROSS PROFIT                                                   11,228     35,181
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    8,748     26,640
DEPRECIATION AND AMORTIZATION                                     218        815
                                                             --------   --------
OPERATING INCOME                                                2,262      7,726
OTHER INCOME AND EXPENSE:
  Interest expense, floor plan                                  1,338      3,235
  Interest expense, other                                         132      1,061
  Other income                                                    134         44
                                                             --------   --------
    Total other expense                                         1,336      4,252
                                                             --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                  926      3,474
PROVISION FOR INCOME TAXES                                        339      1,338
                                                             --------   --------
INCOME BEFORE MINORITY INTEREST                                   587      2,136
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY                        46         --
                                                             --------   --------
NET INCOME                                                   $    541   $  2,136
                                                             ========   ========

BASIC NET INCOME PER SHARE                                              $   0.19
                                                                        ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                             11,250
                                                                        ========

DILUTED NET INCOME PER SHARE                                            $   0.19
                                                                        ========
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING                     11,374
                                                                        ========

            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,
                                                      December 31,     1998
                                                         1997       (Unaudited)
                                                      ------------  -----------
                                                            (in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $ 18,304     $ 23,391
  Marketable equity securities                               270          247
  Receivables (net of allowance for doubtful
    accounts of $523,000 and $554,000 at
    December 31, 1997 and March 31, 1998,
    respectively)                                         19,784       22,128
  Inventories (Note 3)                                   156,514      150,819
  Deferred income taxes                                      405          405
  Due from affiliates                                      1,047        1,014
  Other current assets                                     1,048        1,969
                                                        --------     --------
    Total current assets                                 197,372      199,973
PROPERTY AND EQUIPMENT, NET                               19,081       19,796
GOODWILL, NET (Note 2)                                    74,362       86,072
OTHER ASSETS                                                 635          651
                                                        --------     --------
TOTAL  ASSETS                                           $291,450     $306,492
                                                        ========     ========

            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,
                                                      December 31,     1998
                                                         1997       (Unaudited)
                                                      ------------  -----------
                                                            (in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable - floor plan                           $ 133,236    $ 128,152
  Trade accounts payable                                   6,612        7,554
  Accrued interest                                         1,071        1,445
  Other accrued liabilities                               10,748       12,893
  Payable to affiliates                                      445          445
  Current maturities of long-term debt (Note 4)              584          584
                                                       ---------    ---------
    Total current liabilities                            152,696      151,073
LONG-TERM DEBT (NOTE 4)                                   38,640       49,982
PAYABLE TO THE COMPANY'S CHAIRMAN                          5,500        5,500
PAYABLE TO AFFILIATES                                      4,394        4,192
DEFERRED INCOME TAXES                                      1,079        1,079
INCOME TAX PAYABLE                                         4,776        4,822
COMMITMENTS AND CONTINGENCIES  (Note 5)
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.10 par, 3.0 million
     shares authorized; 3,960 shares issued
     and outstanding at March 31, 1998                        --        3,366
  Class A Common Stock, $.01 par, 50.0 million
    shares authorized; 5.0 million shares issued
    and outstanding                                           50           50
  Class B Common Stock, $.01 par, 15.0 million
    shares authorized; 6.3 million shares
    issued and outstanding                                    63           63
  Paid-in capital                                         68,045       68,045
  Retained earnings                                       16,186       18,322
  Unrealized gain (loss) on marketable
    equity securities                                         21           (2)
                                                       ---------    ---------
Total stockholders' equity                                84,365       89,844
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 291,450    $ 306,492
                                                       =========    =========

            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                                                                                           Unrealized
                                                                                                         Gain/(Loss) on
                            Preferred             Class A              Class B                              Marketable    Total
                              Stock             Common Stock         Common Stock       Paid-In   Retained    Equity   Stockholders'
                        Shares    Amount     Shares    Amount     Shares     Amount     Capital   Earnings  Securities    Equity
                       --------  --------   --------  --------   --------   --------   --------   --------   --------    --------
BALANCE AT
 DECEMBER 31, 1997           --  $     --      5,000  $     50      6,250   $     63   $ 68,045   $ 16,186   $     21    $ 84,365
 Issuance of Preferred
  Stock (Note 2)          3,960     3,366         --        --         --         --         --         --         --       3,366
 Net unrealized loss on
  marketable equity
  securities                 --        --         --        --         --         --         --         --        (23)        (23)
 Net income                  --        --         --        --         --         --         --      2,136         --       2,136
BALANCE AT
                       ========  ========   ========  ========   ========   ========   ========   ========   ========    ========
 MARCH 31,1998            3,960  $  3,366      5,000  $     50      6,250   $     63   $ 68,045   $ 18,322   $     (2)   $ 89,844
                       ========  ========   ========  ========   ========   ========   ========   ========   ========    ========

            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             1997        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $    541    $  2,136
  Adjustments to reconcile net income  to net
    cash provided by operating activities:
    Depreciation and amortization                               218         815
    Minority interest                                            46          --
    Gain on sale of marketable equity securities               (134)         --
    Changes in assets and liabilities that
      relate to operations:
      Receivables                                             1,155      (1,203)
      Inventories                                            10,956      14,910
      Other assets                                               17        (665)
      Notes payable - floor plan                            (10,211)    (13,405)
      Accounts payable and other current liabilities           (534)      1,323
      Income tax payable                                         --          46
                                                           --------    --------
        Total adjustments                                     1,513       1,821
                                                           --------    --------
    Net cash provided by operating activities                 2,054       3,957
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of businesses, net of cash acquired (Note 2)          --      (9,422)
  Purchases of property and equipment                          (830)       (622)
                                                           --------    --------
    Net cash used in investing activities                      (830)    (10,044)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                   --      19,688
  Payments of long-term debt                                   (129)     (8,346)
  Receipts from (advances to) affiliate companies               389        (168)
                                                           --------    --------
    Net cash provided by financing activities                   260      11,174
                                                           --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     1,484       5,087
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                6,679      18,304
                                                           ========    ========
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  8,163    $ 23,391
                                                           ========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Preferred Stock issued pursuant to acquisition (Note 2)  $     --    $  3,366

            See notes to unaudited consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain estimates and forward-looking statements as indicated herein by the use of such terms as "estimated", "expects", "approximate" or "projected". Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could cause actual results to differ from those projected or estimated are discussed herein.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (All tables in thousands except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation -- The accompanying unaudited financial information for the three months ended March 31, 1997 and 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997.

      New Accounting Standards -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Standard establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted the interim-period reporting requirements of this standard for the three months ended March 31, 1998. Comprehensive income amounted to $656,000 and $2.1 million for the three months ended March 31, 1997 and March 31, 1998, respectively.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This Statement will be effective for the Company's fiscal year ending December 31, 1998, and need not be applied to interim financial statements in the initial year of its application. The Company has not yet completed its' analysis of which operating segments it will disclose, if any.

      Per Share Data - The calculation of diluted net income per share considers the potential dilutive effect of options to purchase 798,000 shares of Class A Common Stock at a price ranging from $12-$14.50 per share under both the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors and the Sonic Automotive, Inc. 1997 Stock Option Plan. The calculation also considers the potential dilutive effect of the Sonic Automotive, Inc. Employee Stock Purchase Plan, a warrant to purchase 44,000 shares of common stock at $12 per share and conversion of the 3,960 outstanding shares of Series III Preferred Stock.

2. BUSINESS ACQUISITIONS

Pending Acquisitions

      The Company has entered into agreements to acquire four dealerships and two dealership groups. The estimated aggregate purchase price for these acquisitions, $80.2 million, is payable in cash, Class A Convertible Preferred Stock and warrants to purchase shares of Class A Common Stock. In addition, the Company may be required to make additional payments contingent on the future performance of the dealerships and the dealership groups.

Acquisitions Completed During the Three Months ended March 31, 1998

      During the first three months of 1998, the Company completed its previously announced acquisitions of Clearwater Toyota, Clearwater Mitsubishi and Clearwater Collision Center (the "Clearwater Acquisition") located in Clearwater, Florida for a total purchase price of $14.9 million. The acquisition was financed with $11.5 million in cash borrowed under a revolving credit facility (See Note 4) and $3.4 million in Series III Convertible Preferred Stock. In addition, by April 30, 1999 the Company will be required to pay an additional amount equal to 50% of the combined pre-tax earnings of the entities acquired, such amount not to exceed $1.8 million. The amount paid will be accounted for as goodwill.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
               (All tables in thousands except per share amounts)

2. BUSINESS ACQUISITIONS -- Continued

      The Clearwater Acquisition was accounted for using the purchase method of accounting and the results of operations of the Clearwater Acquisition have been included in the accompanying consolidated financial statements from January 1, 1998, the effective date of acquisition. The purchase price of the acquisition has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as follows:

            Working capital            $  2,681
            Property and equipment          364
            Goodwill                     11,808
                                       ---------
            Total purchase price       $ 14,853
                                       =========

      The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the Clearwater Acquisition and the dealership groups acquired in 1997 had occurred as of January 1, 1997 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by the Company or whose salaries have been reduced pursuant to employment agreements with the Company. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed on January 1, 1997. These results are also not necessarily indicative of the results of future operations.

                                          Three Months
                                            Ending
                                           March 31,
                                             1997
                                          ------------
            Total revenues                 $ 260,776
            Gross profit                   $  31,206
            Net Income                     $   2,067
            Diluted net income per share   $    0.18

3. INVENTORIES

      Inventories consist of the following:

                                  December 31,    March 31,
                                      1997          1998
                                  ------------    ---------
            New vehicles            $118,751      $110,970
            Used vehicles             27,990        29,216
            Parts and accessories      9,085        10,019
            Other                        688           614
                                    --------      --------
            Total                   $156,514      $150,819
                                    ========      ========

4. LONG-TERM DEBT

      The Company has a secured, revolving acquisition line of credit (the "Revolving Facility") from Ford Motor Credit Company ("Ford Motor Credit") with a maximum lending commitment of $75 million bearing interest at prime rate (8.5% at March 31, 1998). The Revolving Facility will mature in two years, unless the Company requests that such term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. As of March 31, 1998, a total of $44.8 million was outstanding under the Revolving Facility. The Revolving Facility currently contains certain negative covenants. The Company did not meet the debt to tangible equity ratio at March 31, 1998 and has obtained a waiver with regard to such requirement from Ford Motor Credit.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
               (All tables in thousands except per share amounts)

5. COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal proceedings. Management believes that the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Unaudited Consolidated Financial Statements and the related notes thereto.

Results of Operations

      The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in the Company's Consolidated Statements of Income.

                                               Percentage of Total Revenues for
                                                      Three Months Ended
                                                          March 31,
                                                       1997       1998
                                                      ------     ------
Revenues:
New vehicle sales ...........................          63.7%      58.3%
Used vehicle sales ..........................          23.0%      28.4%
Parts, service and collision repair .........          11.1%      11.0%
Finance and insurance .......................           2.2%       2.3%
                                                      -----      -----
Total revenues ..............................         100.0%     100.0%
Cost of sales ...............................          88.6%      86.7%
                                                      -----      -----
Gross profit ................................          11.4%      13.3%
Selling, general and administrative .........           9.1%      10.4%
                                                      -----      -----
Operating income ............................           2.3%       2.9%
Interest expense ............................           1.5%       1.6%
                                                      -----      -----
Income before income taxes ..................           0.9%       1.3%
                                                      =====      =====

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

      Revenues. Revenues grew in each of the Company's primary revenue areas for the first three months of 1998 as compared with the first three months of 1997, causing total revenues to increase 167.0% to $263.8 million. New vehicle sales revenue increased 144.5% to $153.7 million in the first three months of 1998, compared with $62.9 million in the first three months of 1997. The increase was due primarily to an increase in new vehicle unit sales of 119.1% to 6,617, as compared with 3,020 in the first three months of 1997 resulting principally from additional unit sales contributed by the acquisitions of Jeff Boyd Chrysler-Plymouth-Dodge in June 1997, Lake Norman Dodge and Affiliates in September 1997, Ken Marks Ford in October 1997, Dyer Volvo and the Bowers Dealerships and Affiliated Companies in November 1997, and Clearwater Toyota, Clearwater Mitsubishi, and Clearwater Collision Center effective January 1998 (the "Acquisitions"). The remainder of the increase was due to a 11.6% increase in the average selling price of new vehicles resulting principally from sales of higher priced import vehicles contributed by the Acquisitions.

      Used vehicle revenues from retail sales increased 263.0% to $56.5 million in the first three months of 1998 from $15.6 million in the first three months of 1997. The increase was primarily due to an increase in used vehicle unit sales of 241.5% to 4,333, as compared with 1,269 in the first three months of 1997, resulting from additional unit sales contributed by the Acquisitions.

      The Company's parts, service and collision repair revenue increased 163.8% to $29.0 million in the first three months of 1998 compared to $11.0 million in the first three months of 1997, principally due to the Acquisitions. Finance and insurance revenue increased $4.0 million, or 183.9%, principally due to increased new vehicle sales and related financing.

      Gross Profit. Gross profit increased 213.3% to $35.2 million in the first three months of 1998 from $11.2 million in the first three months of 1997 principally due to increases in revenues contributed by dealerships acquired. Gross profit as a percentage of sales increased to 13.3% from 11.4% due to increases in new vehicle gross margins resulting from sales of higher margin import vehicles contributed by acquired dealerships, as well as improved gross margins of used vehicles resulting from efforts made to improve management of used vehicle inventories.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, increased 206.2% to $27.5 million in the first three months of 1998 from $9.0 million in the first three months of 1997. Such expenses as a percentage of revenues increased to 10.4% from 9.1% principally due to expenses inherent with growth and the Acquisitions.

      Interest Expense. Interest expense increased 192.2% to $4.3 million from $1.5 million. The increase was primarily due to a $1.9 million increase in floor plan interest incurred by the Acquisitions. The remaining increase was due to $0.9 million in interest incurred on acquisition related indebtedness.

      Net Income. As a result of the factors noted above, the Company's net income increased by $1.6 million in the first three months of 1998 compared to the first three months of 1997.

Liquidity and Capital Resources :

      The Company's principal needs for capital resources are to finance acquisitions, service debt and fund working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its various credit facilities, borrowings and capital contributions from its stockholders, and proceeds generated from its Initial Public Offering to finance its operations and expansion.

      The Company currently has a global floor plan credit facility with Ford Motor Credit Company ("Ford Motor Credit") for all its dealership subsidiaries (the "Floor Plan Facility"). As of March 31, 1998, there was an aggregate of $128.2 million outstanding under the Floor Plan Facility. The Floor Plan Facility at March 31, 1998 had an effective rate of prime less 0.9%, subject to certain incentives. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balance is generally reduced by the manufacturer's purchase discounts, and such reduction is not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to the Company by the manufacturer on a quarterly basis.

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

      During the first three months of 1998, the Company generated net cash of $4.0 million from operating activities, compared to $2.1 million in the first three months of 1997. The increase was attributable principally to a decrease in inventory levels and increased net income.

      Cash used for investing activities, excluding amounts paid in acquisitions, was approximately $622,000 for the first three months of 1998 and related primarily to acquisitions of property and equipment.

      Cash provided by financing activities for the first three months of 1998 of $11.2 primarily reflects amounts borrowed under the Revolving Facility to finance the purchase of the Clearwater Dealerships.

      The Company has a secured, revolving acquisition line of credit (the "Revolving Facility") from Ford Motor Credit with a maximum lending commitment of $75 million bearing interest at prime rate. The Revolving Facility will mature in two years, unless the Company requests that such term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. Amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of the Company not to exceed $10 million. As of March 31, 1998, a total of $44.8 million was outstanding under the Revolving Facility. The Revolving Facility currently contains certain negative covenants. The Company did not meet the specified debt to tangible equity ratio at March 31, 1998 and has obtained a waiver with regard to such requirement from Ford Motor Credit.

      Capital expenditures, excluding amounts paid in acquisitions, were $0.8 million and $0.6 million for the three months ended March 31, 1997 and 1998, respectively. The Company's principal capital expenditures typically include building improvements and equipment for use in the Company's dealerships. During the first three months of 1998, the Company completed its previously announced acquisitions of Clearwater Toyota, Clearwater Mitsubishi, and Clearwater Collision Center located in Clearwater, Florida for a total purchase price of $14.9 million. The acquisition was financed with $11.5 million in cash borrowed under a revolving credit facility and $3.4 million in convertible preferred stock. In addition, by April 30, 1999 the Company will be required to pay an additional amount equal to 50% of the combined pre-tax earnings of the entities acquired, such amount not to exceed $1.8 million.

      The Company has entered into agreements to acquire four dealerships and two dealership groups. The estimated aggregate purchase price for these acquisitions, $80.2 million, is payable in cash, Class A Convertible Preferred Stock and warrants to purchase shares of Class A Common Stock. In addition, the Company may be required to make additional payments contingent on the future performance of the dealerships and the dealership groups.

      The Company believes that funds generated through future operations and availability of borrowings under its floor plan financing (or any replacements thereof) and its other credit arrangements will be sufficient to fund its debt service and working capital requirements and any seasonal operating requirements, including its currently anticipated internal growth, for the foreseeable future. The Company incurred a tax liability of approximately $7.0 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO, which is payable over a six-year period beginning in January 1998. As of March 31, 1998, the remaining balance of this liability was $5.8 million. The Company expects to be pay such obligation with cash provided by operations. The Company expects to fund any future acquisitions from its future cash flow from operations, additional debt financing (including the Revolving Facility) or the issuance of Class A Common Stock or issuance of other convertible instruments.

New Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted the interim-period reporting requirements of this standard for the three months ended March 31, 1998. Comprehensive income amounted to $656,000 and $2.1 million for the three months ended March 31, 1997 and March 31, 1998, respectively.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures and Segments of an Enterprise and Related Information". This Standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This Statement will be effective for the Company's fiscal year ending December 31, 1998, and need not be applied to interim financial statements in the initial year of its application. The Company has not yet completed its analysis of which operating segments it will disclose, if any.

PART II - OTHER INFORMATION

Item 6. Exhibits

      (a) Exhibits:

4.1 Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock.

10.1* Asset Purchase Agreement dated December 30, 1997 between Sonic Automotive,
      Inc., as buyer, and M&S Resources, Inc. .Clearwater Auto Resources, Inc. and Clearwater Collision Center, Inc., as sellers and Scott Fink, Michael Cohen, Jeffrey Schuman, and Timothy McCabe as shareholders of the sellers (incorporated by reference to Exhibit 99.1 to the Company's Current Report of Form 8-K dated March 30, 1998 (the "March 1998 Form 8-K")).

10.2* Amendment No. 1 and Supplement to Asset Purchase Agreement dated as of
      March 24, 1998 between Sonic Automotive, Inc., as buyer, and M&S Resources, Inc., Clearwater Auto Resources, Inc., and Clearwater Collision Center, Inc., as sellers and Scott Fink, Michael Cohen, Jeffrey Schuman, and Timothy McCabe as shareholders of the sellers (incorporated by reference to Exhibit 99.2 to the March 1998 Form 8-K).

10.3 Asset Purchase Agreement dated as of February 4, 1998 between Sonic Automotive, Inc., as buyer, and Hatfield Jeep Eagle, Inc., Hatfield Lincoln Mercury, Inc., Trader Bud's Westside Dodge, Inc., Toyota West, Inc., and Hatfield Hyundai Inc., as sellers and Bud C. Hatfield, Dan E. Hatfield and Dan E. Hatfield, as Trustee of the Bud C. Hatfield, Sr. Special Irrevocable Trust as shareholders of the sellers.

10.4 Agreement and Plan of Merger dated as of February 10, 1998 between Sonic Automotive, Inc., as buyer, and Capitol Chevrolet, Inc., Capitol Imports, LTD., and Frank E. McGough, Jr., as sellers.

10.5 Stock Purchase Agreement dated as of March 16, 1998 between Sonic Automotive, Inc., as buyer, and Freeman Smith, as stockholder and the other stockholders named therein.

10.6* Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors
      (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

27 Financial data schedule for the three month period ended March 31, 1998 (filed electronically).

      (b) Reports on Form 8-K.

            On March 30, 1998, the Company filed a Current Report on Form 8-K, dated March 24, 1998, pursuant to Item 2 of such form, reporting the Clearwater Acquisition and containing Unaudited Pro Forma Financial Statements Reflecting the Business Combination of Sonic Automotive, Inc. and Clearwater Dealerships.

* Filed Previously

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SONIC AUTOMOTIVE, INC.
                                            (Registrant)


Date: May 14, 1998                    By: /s/ O. Bruton Smith
      ------------                       ---------------------------------
                                                O. Bruton Smith
                                      Chairman and Chief Executive Officer


Date: May 14, 1998                    By: /s/ Theodore M. Wright
      ------------                        --------------------------------
                                                   Theodore M. Wright
                                       Vice President-Finance, Chief Financial
                                      Officer, Treasurer, Secretary and Director

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                             SONIC AUTOMOTIVE, INC.
                      FOR THE QUARTER ENDED March 31, 1998

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS

4.1 Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock.

10.1* Asset Purchase Agreement dated December 30, 1997 between Sonic Automotive, Inc., as buyer, and M&S Resources, Inc. .Clearwater Auto Resources, Inc. and Clearwater Collision Center, Inc., as sellers and Scott Fink, Michael Cohen, Jeffrey Schuman, and Timothy McCabe as shareholders of the sellers (incorporated by reference to Exhibit
            99.1 to the Company's Current Report of Form 8-K dated March 30, 1998 (the "March 1998 Form 8-K")).

10.2* Amendment No. 1 and Supplement to Asset Purchase Agreement dated as of March 24, 1998 between Sonic Automotive, Inc., as buyer, and M&S Resources, Inc., Clearwater Auto Resources, Inc., and Clearwater Collision Center, Inc., as sellers and Scott Fink, Michael Cohen, Jeffrey Schuman, and Timothy McCabe as shareholders of the sellers (incorporated by reference to Exhibit 99.2 to the March 1998 Form 8-K).

10.3 Asset Purchase Agreement dated as of February 4, 1998 between Sonic Automotive, Inc., as buyer, and Hatfield Jeep Eagle, Inc., Hatfield Lincoln Mercury, Inc., Trader Bud's Westside Dodge, Inc., Toyota West, Inc., and Hatfield Hyundai Inc., as sellers and Bud C. Hatfield, Dan E. Hatfield and Dan E. Hatfield, as Trustee of the Bud
            C. Hatfield, Sr. Special Irrevocable Trust as shareholders of the sellers.

10.4 Agreement and Plan of Merger dated as of February 10, 1998 between Sonic Automotive, Inc., as buyer, and Capitol Chevrolet, Inc., Capitol Imports, LTD., and Frank E. McGough, Jr., as sellers.

10.5 Stock Purchase Agreement dated as of March 16, 1998 between Sonic Automotive, Inc., as buyer, and Freeman Smith, as stockholder and the other stockholders named therein.

10.6* Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1997).

27 Financial data schedule for the three month period ended March 31, 1998 (filed electronically).

* Filed Previously