Form 10-Q
period 1998-06-30
SONIC AUTOMOTIVE INC
filed 1998-08-14
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes  X   No __

As of August 14, 1998, there were 5,041,462 shares of Class A Common Stock, par value $.01 per share, and 6,250,000 shares of Class B Common Stock, par value $.01 per share, outstanding.

                               INDEX TO FORM 10-Q


                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial
            Statements (Unaudited)                                      3

            Consolidated Statements of Income -
              Three-month  periods ended
              June 30, 1997 and June 30, 1998

            Consolidated Statements of Income -
              Six-month  periods ended
              June 30, 1997 and June 30, 1998

            Consolidated Balance Sheets -
              December 31, 1997 and June 30, 1998

            Consolidated Statement of Stockholders'
              Equity - Six-month period ended June 30, 1998

            Consolidated Statements of Cash Flows -
              Six-month periods ended June 30, 1997
              and June 30, 1998

             Notes to Unaudited Consolidated Financial Statements


ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                16


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 10-Q                                22

SIGNATURES                                                                23

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)





                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                           1997       1998
                                                        ---------  ----------
REVENUES:
     Vehicle sales                                      $ 99,611   $ 338,706
     Parts, service and collision repair                  11,928      39,028
     Finance and insurance (Note 1)                        2,562       7,718
                                                        ---------  ----------
          Total revenues                                 114,101     385,452
COST OF SALES                                            100,865     336,019
                                                        ---------  ----------
GROSS PROFIT                                              13,236      49,433
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               9,641      35,206
DEPRECIATION AND AMORTIZATION                                178       1,036
                                                        ---------  ----------
OPERATING INCOME                                           3,417      13,191
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                          1,680       4,106
     Interest expense, other                                 161       1,662
     Other income                                              1           7
                                                        ---------  ----------
          Total other expense                              1,840       5,761
                                                        ---------  ----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST           1,577       7,430
PROVISION FOR INCOME TAXES                                   577       2,762
                                                        ---------  ----------
INCOME BEFORE MINORITY INTEREST                            1,000       4,668
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY                    1           -
                                                        =========  ==========
NET INCOME                                                 $ 999     $ 4,668
                                                        =========  ==========

BASIC NET INCOME PER SHARE (Note 6)                                   $ 0.41
                                                                   ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                         11,277
                                                                   ==========

DILUTED NET INCOME PER SHARE (Note 6)                                 $ 0.39
                                                                   ==========
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING                 11,859
                                                                   ==========



          See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)






                                                           Six Months Ended
                                                               June 30,
                                                           1997        1998
                                                        ---------  ----------
REVENUES:
     Vehicle sales                                     $ 185,216   $ 567,279
     Parts, service and collision repair                  22,907      68,020
     Finance and insurance (Note 1)                        4,763      13,541
                                                        ---------  ----------
          Total revenues                                 212,886     648,840
COST OF SALES                                            188,422     564,195
                                                        ---------  ----------
GROSS PROFIT                                              24,464      84,645
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              18,364      61,819
DEPRECIATION AND AMORTIZATION                                396       1,851
                                                        ---------  ----------
OPERATING INCOME                                           5,704      20,975
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                          3,018       7,341
     Interest expense, other                                 318       2,745
     Other income                                            135          15
                                                        ---------  ----------
          Total other expense                              3,201      10,071
                                                        ---------  ----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST           2,503      10,904
PROVISION FOR INCOME TAXES                                   916       4,100
                                                        ---------  ----------
INCOME BEFORE MINORITY INTEREST                            1,587       6,804
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY                   47           -
                                                        =========  ==========
NET INCOME                                               $ 1,540     $ 6,804
                                                        =========  ==========

BASIC NET INCOME PER SHARE (Note 6)                                   $ 0.60
                                                                   ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                         11,264
                                                                   ==========

DILUTED NET INCOME PER SHARE (Note 6)                                 $ 0.58
                                                                   ==========
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING                 11,637
                                                                   ==========


          See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       June 30,
                                                          December 31,   1998
                                                             1997    (Unaudited)
                                                          ----------  ----------
                                                             (in thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                             $ 18,304    $ 27,228
     Receivables (net of allowance for doubtful
       accounts of $523,000 and $2.3 million at
       December 31, 1997 and June 30, 1998,
       respectively)                                         19,784      35,761
     Inventories (Note 3)                                   156,514     175,515
     Deferred income taxes                                      405         669
     Due from affiliates (Note 5)                             1,047       1,084
     Other current assets                                     1,318       3,854
                                                          ----------  ----------
          Total current assets                              197,372     244,111
PROPERTY AND EQUIPMENT, NET                                  19,081      22,040
GOODWILL, NET (Notes 1 and 2)                                74,362     102,948
OTHER ASSETS                                                    635         524
                                                          ==========  ==========
TOTAL  ASSETS                                             $ 291,450   $ 369,623
                                                          ==========  ==========


            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                   June 30,
                                                      December 31,   1998
                                                        1997      (Unaudited)
                                                      ----------   ---------
                                                         (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - floor plan                       $ 133,236  $ 149,670
     Trade accounts payable                               6,612      7,971
     Accrued interest                                     1,071      1,584
     Other accrued liabilities                           10,748     17,949
     Payable to affiliates (Note 5)                         445        445
     Payable for acquisitions (Note 2)                        -     15,726
     Current maturities of long-term debt (Note 4)          584        789
                                                      ----------  ---------
          Total current liabilities                     152,696    194,134
LONG-TERM DEBT (NOTE 4)                                  38,640     54,644
PAYABLE TO THE COMPANY'S CHAIRMAN (Note 5)                5,500      5,500
PAYABLE TO AFFILIATES (Note 5)                            4,394      4,160
DEFERRED INCOME TAXES                                     1,079      1,079
INCOME TAX PAYABLE                                        4,776      6,705
COMMITMENTS AND CONTINGENCIES  (Note 7)
STOCKHOLDERS' EQUITY (Note 6)
     Preferred Stock, $.10 par, liquidation preference
          $1,000 per share, 3.0 million shares
          authorized; 13,034 shares issued and
          outstanding at June 30, 1998                        -     11,763
     Class A Common Stock, $.01 par, 50.0 million
          shares authorized; 5.0 million shares
          issued and outstanding                             50         50
     Class B Common Stock, $.01 par, 15.0 million
          shares authorized; 6.3 million shares
          issued and outstanding                             63         63
     Paid-in capital                                     68,045     68,535
     Retained earnings                                   16,186     22,990
     Unrealized gain on marketable equity
          securities                                         21          -
                                                      ----------  ---------
          Total stockholders' equity                     84,365    103,401
                                                      ==========  =========
TOTAL LIABILITIES  AND STOCKHOLDERS'  EQUITY          $ 291,450   $ 369,623
                                                      ==========  =========




            See notes to unaudited consolidated financial statements

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)



                                                                                                         Unrealized
                                                                                                             Gain
                                                                                                           (Loss) on
                               Preferred            Class A             Class B                            Marketable     Total
                                 Stock            Common Stock       Common Stock    Paid-In    Retained    Equity     Stockholders'
                          Shares     Amount     Shares   Amount    Shares    Amount  Capital    Earnings    Securities    Equity
                          --------  ----------  -------- -------  -------  -------- ---------  ---------- ----------  ------------
BALANCE AT
     DECEMBER 31, 1997          -    $      -     5,000  $    50    6,250  $    63   $ 68,045   $ 16,186   $     21      $ 84,365
     Issuance of Preferred
          Stock (Note 2)       13      11,763         -        -        -        -          -          -          -        11,763
     Shares awarded under
          stock compensation
          plans                 -           -        27        -        -        -        224          -          -           224
     Issuance of Warrants
         (Note 2)               -           -         -        -        -        -        266          -          -           266
     Unrealized loss on
        marketable equity
        securities                     -              -        -        -        -        -            -        (21)          (21)
     Net income                        -              -        -        -        -          -      6,804                    6,804
BALANCE AT
JUNE 30, 1998             ========  ==========  ======== =======  =======  ======== =========  ========== ==========  ============
                               13    $ 11,763     5,027   $   50    6,250   $    63   $ 68,535  $  22,990  $       -     $ 103,401
                          ========  ==========  ======== =======  =======  ======== =========  ========== ==========  ============




            See notes to unaudited consolidated financial statements

                SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                              (Unaudited)
                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          1997         1998
                                                          --------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $ 1,540      $ 6,804
     Adjustments to reconcile net income  to net
          cash provided by operating activities:
          Depreciation and amortization                       396        1,851
          Minority interest                                    47            -
          Gain on sale of marketable equity securities       (135)           -
          Loss on disposal of fixed assets                      -          104
          Deferred income taxes                                23            -
          Changes in assets and liabilities that relate
               to operations:
               Receivables                                   (989)      (8,493)
               Inventories                                  2,800       29,384
               Other assets                                  (370)      (1,245)
               Notes payable - floor plan                     290      (25,867)
               Accounts payable and other current
                     liabilities                            1,310        1,003
               Income tax payable                            (934)        (545)
                                                          --------  -----------
                    Total adjustments                       2,438       (3,808)
                                                          --------  -----------
          Net cash provided by operating activities         3,978        2,996
                                                          --------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired
           (Note 2)                                        (3,627)      (7,808)
     Purchases of property and equipment                     (886)      (1,261)
                                                          --------  -----------
          Net cash used in investing activities            (4,513)      (9,069)
                                                          --------  -----------
CASH  FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                               -       23,688
     Payments of long-term debt                              (180)      (8,645)
     Issuance of shares under stock
          compensation plans                                    -          224
     Capital contributions                                  3,209            -
     Receipts from (advances to) affiliate companies           65         (270)
                                                          --------  -----------
          Net cash provided by financing activities         3,094       14,997
                                                          --------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   2,559        8,924
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              6,679       18,304
                                                          ========  ===========
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 9,238     $ 27,228
                                                          ========  ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Preferred Stock issued pursuant to acquisitions
          (Notes 2 and 6)                                  $     -     $ 11,763
     Payable for acquisitions (Note 2)                     $     -     $ 15,726
     Issuance of warrants (Notes 2 and 6)                  $     -     $    266



            See notes to unaudited consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain estimates and forward-looking statements as indicated herein by the use of such terms as "estimated", "expects", "approximate", "projected" or simlar terms. Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could cause actual results to differ from those projected or estimated are discussed herein and in other filings with the Securities and Exchange Commission.


                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION -- The accompanying unaudited financial information for the three and six months ended June 30, 1997 and 1998 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997.

      GOODWILL - Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative amount of goodwill at December 31, 1997 and June 30, 1998 was $75.0 million and $104.5 million, respectively. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 25.5% and 88.1%, respectively, at December 31, 1997, and 27.8% and 99.6%, respectively, at June 30, 1998. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. The Company has determined that the period benefited by the goodwill will be no less than 40 years and, accordingly, is amortizing goodwill over a 40 year period. If the Company were not to separately recognize a material intangible asset having a benefit period of less than 40 years, or were not to give effect to shorter benefit periods of factors giving rise to a material portion of the goodwill, earnings reported in periods immediately following the acquisition would be overstated. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. The Company periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. The Company has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and these is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years.

      FINANCE AND INSURANCE REVENUE RECOGNITION - The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. The Company also receives commissions from the sale of credit life, accident, health and disability insurance and extended service contracts to customers. The Company may be assessed a chargeback fee in the event of early cancellation of a loan, insurance contract, or service contract by the customer. Finance and insurance commission revenue is recorded net of estimated chargebacks at the time the related contract is placed with the financial institution.

      RECLASSIFICATION - Certain balances reported in prior periods have been reclassified to conform with current period presentation.

      COMPREHENSIVE INCOME - There were no material differences between net income and comprehensive income in 1997 or 1998. Comprehensive income amounted to $1.0 million and $4.7 million for the three months ended June 30, 1997 and June 30, 1998, respectively, and $1.5 million and $6.8 million for the six months ended June 30, 1997 and June 30, 1998, respectively.

      NEW ACCOUNTING STANDARD - In June 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This Statement will be effective for the Company's fiscal year ending December 31, 1998, and need not be applied to interim financial statements in the initial year of its application. The Company has not yet completed its' analysis of which operating segments it will disclose, if any.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. BUSINESS ACQUISITIONS

PENDING ACQUISITIONS

      The Company has entered into definitive agreements to acquire a dealership located in Chattanooga, Tennessee and a dealership group comprised of three dealerships located in Daytona Beach, Florida for an aggregate purchase price of approximately $26.2 million plus the net book value of the assets acquired. The aggregate purchase price will be payable in approximately 12,183 shares of Preferred Stock with a liquidation preference of approximately $1,000 per share and the balance payable in cash obtained from the Company's existing opearations and from the private placement of the Company's 11% Senior Subordinated Notes in July 1998 (the "Offering" - see Note 4). These acquisitions are expected to be consummated in the third quarter of 1998.

ACQUISITIONS COMPLETED SUBSEQUENT TO JUNE 30, 1998

      In July 1998, the Company completed its previously announced acquisition of Hatfield Automotive Group located in Columbus Ohio (the "Hatfield Acquisition") for a total purchase price of $48.6 million, paid with $34.6 million in cash and with 14,025 shares of Series I Preferred Stock (see Note 6) having a liquidation preference of approximately $14.0 million. Of the cash portion of the purchase price, $26.2 million was financed with borrowings under the Revolving Facility (see Note 4), which was subsequently repaid with proceeds from the Offering, and $8.4 million with proceeds from the Offering.

ACQUISITIONS COMPLETED DURING THE SIX MONTHS ENDED JUNE 30, 1998

      On January 1, 1998, the Company began operation and obtained control of Clearwater Toyota, Clearwater Mitsubishi and Clearwater Collision Center (the "Clearwater Acquisition") located in Clearwater, Florida. On April 1, 1998, the Company began operation and obtained control of Capitol Chevrolet and Imports located in Montgomery, Alabama (the "Montgomery Acquisition"), Century BMW located in Greenville, South Carolina (the "Century Acquisition") and Heritage Lincoln-Mercury located in Greenville, South Carolina (the "Heritage Acquisition"). On May 1, 1998, the Company began operation and obtained control of Casa Ford of Houston, Inc. located in Houston, Texas (the "Casa Ford Acquisition"). The aggregate purchase price for the Clearwater Acquisition, the Montgomery Acquisition, the Century Acquisition, the Heritage Acquisition, and the Casa Ford Acquisition (collectively, the "1998 Acquisitions") was approximately $40.7 million, paid with $29.0 million in cash and with 13,034 shares of Preferred Stock (381 shares of Series I Preferred Stock, 6,380 shares of Series II Preferred Stock, and 6,273 shares of Series III Preferred Stock - see Note 6) having an aggregate liquidation preference of approximately $13.0 million and an estimated fair value of approximately $11.7 million. Of the $29.0 million cash portion of the aggregate purchase price, $15.4 million was financed with borrowings under the Revolving Facility, which was subsequently repaid with the proceeds from the Offering, $12.9 million with the proceeds from the Offering, and $0.1 million with cash generated from the Company's existing operations. The remaining $0.6 million of the cash portion of the purchase price is payable to the seller of the Montgomery Acquisition on the first and second anniversaries of the closing date of the Montgomery Acquisition. In addition, the Company will issue to the seller of the Century Acquisition warrants to purchase 75,000 shares of the Company's Class A Common Stock at a purchase price equal to the market value of the Class A Common Stock on the date of grant. The Company will record these warrants at fair value at time of issuance. In accordance with terms of the Clearwater Acquisition and the Montgomery Acquisition, the Company may be required to pay additional amounts up to $5.1 million contingent on the future performance of the dealerships acquired in such acquisitions. In addition, in accordance with the terms of the Casa Ford Acquisition, the Company may be required to pay additional amounts to the seller equal to five times the amount by which the dealership's pre-tax earnings for 1998, if any, exceed $2.5 million, and five times the amount by which the dealership's pre-tax earnings for 1999, if any, exceed the greater of $2.5 million or the dealership's 1998 pre-tax earnings. Any additional amounts paid will be accounted for as additional goodwill. The Payable for Acquisitions in the amount of $16.1 million included in the accompanying consolidated financial statements represents the cash consideration paid for the Montgomery Acquisition, Century Acquisition, Heritage Acquisition, and Casa Ford Acquisition upon the closing of such acquisitions in July 1998.

      The Company did not consummate the acquisition of the assets of the Jaguar franchise that comprises a portion of the Heritage Acquisition pending a final determination by Jaguar of whether to approve this acquisition. If Jaguar does approve this acquisition, the Company will acquire the assets of the Jaguar franchise and will pay to the sellers an additional $0.2 million, payable with 200 shares of Preferred Stock, plus the net book value of the assets of the Jaguar franchise, payable in cash. There can be no assurance that such approval will be obtained.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. BUSINESS ACQUISITIONS -- CONTINUED

      The 1998 Acquisitions have been accounted for using the purchase method of accounting and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from the date the Company began operation and obtained control. The purchase price of the 1998 Acquisitions has been allocated as shown below to the assets and liabilities acquired based on their estimated fair market value at the acquisition date. The purchase price and corresponding goodwill may ultimatley be different than amounts recorded depending on the actual fair value of tangible net assets acquired and changes in the estimated fair value of Preferred Stock (see
Note 6).


 Working capital                 $ 11,826
 Property and equipment             2,462
 Goodwill                          29,147
 Non-current liabilites assumed    (2,699)
                                 ========
 Total purchase price            $ 40,736
                                 ========


The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the Clearwater Acquisition, Montgomery Acquisition, Century Acquisition, Heritage Acquisition, Casa Ford Acquisition, and acquisition of dealership groups completed in 1997 had occurred at the beginning of the period in which the acquisitions were completed and at the beginning of the immediately preceding period after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by the Company or whose salaries have been reduced pursuant to employment agreements with the Company. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the periods presented. These results are also not necessarily indicative of the results of future operations.




                               THREE MONTHS ENDING     SIX MONTHS ENDING
                                   JUNE 30,               JUNE 30,
                               1997       1998        1997        1998
                           ------------  ---------  ----------  ----------
 Total revenues               $ 359,659  $ 391,992   $ 689,565   $ 728,588
 Gross profit                  $ 44,401   $ 50,376    $ 84,046    $ 94,551
 Net Income                     $ 3,676    $ 5,043     $ 5,192     $ 6,901
 Diluted net income per share    $ 0.30     $ 0.39      $ 0.42      $ 0.54



3. INVENTORIES

      Inventories consist of the following:



                       DECEMBER 31,    JUNE 30,
                           1997           1998
                       ------------   ------------
 New vehicles             $ 118,751      $ 122,315
 Used vehicles               27,990         39,187
 Parts and accessories        9,085         12,467
 Other                          688          1,546
                       =============  =============
 Total                    $ 156,514      $ 175,515
                       =============  =============


4. LONG-TERM DEBT

      In August 1997, the Company obtained a $20 million loan from NationsBank, N.A. (the "NationsBank Facility"). The proceeds from the NationsBank Facility were used in the consummation of the acquisition of three dealerships. The NationsBank Facility was personally guaranteed by Mr. O. Bruton Smith, the Company's Chairman and Chief Executive Officer, which guarantee was released in February 1998. The NationsBank Facility matured in February 1998 and was repaid with proceeds from the initial public offering of Class A Common Stock ("IPO") and the Revolving Facility (as defined below).

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

4. LONG-TERM DEBT - CONTINUED

      The Company has a $75.0 million secured line of credit (the "Revolving Facility") from Ford Motor Credit. The Revolving Facility bears interest at a fluctuating per annum rate equal to the "prime" or "base" rate announced by a majority (or if there is no majority, the median rate announced by the three) of the following banks: The Chase Manhattan Bank, NationsBank, N.A., Citibank, N.A., Bank of America National Trust and Savings Association and Morgan Guaranty Trust Company of New York (the "Revolving Facility Prime Rate"). The Revolving Facility will mature in October, 1999, unless the Company requests that the term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. No assurance can be given that such extensions will be granted. As of June 30, 1998, the Revolving Facility Prime Rate was 8.5% and the balance outstanding under the Revolving Facility was $48.8 million. On July 31, 1998, all indebtedness outstanding under the revolving facility was repaid with the proceeds from the Offering. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of the Company not to exceed $10 million.

      The Company agreed under the Revolving Facility not to pledge any of its assets to any third party (with the exception of currently encumbered real estate and assets of the Company's dealership subsidiaries that are subject to previous pledges or liens). The Revolving Facility also contains certain negative covenants made by the Company, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of (i) total debt to tangible equity (as defined in the Revolving Facility), (ii) current assets to current liabilities,
(iii) earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges, (iv) EBITDA to interest expense, (v) EBITDA to total debt and
(vi) the current lending commitment under the Revolving Facility to scaled assets (as defined in the Revolving Facility). Moreover, the loss of voting control over the Company by the Smith Group or the failure by the Company, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. The Company did not meet the specified total debt to tangible equity ratios required by the Revolving Facility at March 31, 1998 and at June 30, 1998 and has obtained a waiver with regard to such requirement from Ford Motor Credit. The waiver is subject to certain requirements to the effect that the Company must meet modified ratios after June 30, 1998 and December 31, 1998. In connection with the Offering, the Company and Ford Motor Credit amended the Revolving Facility to provide that the Company's 11% Senior Subordinated Notes due 2008 (the "Notes"), which are subordinated to the Revolving Facility, will be treated as equity capital for purposes of this ratio and, accordingly, the Company is in compliance with this covenant after giving effect to the issuance of the Notes.

      In July 1998, the Company completed its private placement of the Notes. Interest is payable February 1 and August 1 of each year, commencing February 1, 1999. The Notes contain certain restrictive covenants and are unsecured senior subordinated obligations of the Company.

5. RELATED PARTIES

REGISTRATION RIGHTS AGREEMENT:

       As part of the reorganization of the Company in connection with its initial public offering (the "Reorganization"), the Company entered into a Registration Rights Agreement dated as of June 30, 1997 (the "Registration Rights Agreements") with Sonic Financial, Bruton Smith, Scott Smith and William
S. Egan. Sonic Financial, Bruton Smith, Scott Smith and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group") currently are the owners of record of 4,440,625, 1,035,625, 478,125 and 295,625 shares of Class B Common Stock, respectively. Upon the registration of any of their shares or as otherwise provided in the Company's Amended and Restated Certificate of Incorporation, such shares will automatically be converted into a like number of shares of Class A Common Stock. Subject to certain limitations, the Registration Rights Agreements provide Sonic Financial Corporation ("SFC"), Bruton Smith, Scott Smith and the Egan Group with certain piggyback registration rights that permit them to have their shares of Common Stock, as selling security holders, included in any registration statement pertaining to the registration of Class A Common Stock for issuance by the Company or for resale by other selling security holders, with the exception of registration statements on Forms S-4 and S-8 relating to exchange offers (and certain other transactions) and employee stock compensation plans, respectively. These registration rights will be limited or restricted to the extent an underwriter of an offering, if an underwritten offering, or the Company's Board of Directors, if not an underwritten offering, determines that the amount to be registered by Sonic Financial, Bruton Smith, Scott Smith or the Egan Group would not permit the sale of Class A Common Stock in the quantity and at the price originally sought by the Company or the original selling security holders, as the case may be. The Registration Rights Agreement expires on the November 17, 2007. Sonic Financial is controlled by the Company's Chairman and Chief Executive Officer, Bruton Smith.

THE SMITH GUARANTIES, PLEDGES AND SUBORDINATED LOAN:

      In connection with the Company obtaining the NationsBank Facility, Mr. Bruton Smith guaranteed the obligations of the Company and secured his guarantee with a pledge of common stock of Speedway Motorsports Inc. ("SMI") owned directly by him. In February 1998, the Company repaid in full the amounts owed under the NationsBank Facility and Mr. Smith's guarantee was released.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5. RELATED PARTIES - CONTINUED

      In connection with the Company obtaining the Revolving Facility and a global floor plan line of credit for all its dealership subsidiaries ("the Floor Plan Facility" and, together with the Revolving Facility, the "Ford Credit Facilities"), Mr. Smith personally guaranteed the obligations of the Company under the Ford Credit Facilities, and such obligations were further secured with a pledge of shares of common stock of SMI owned directly by him or through Sonic Financial Corporation and having an estimated value at December 31, 1997 of approximately $50.0 million (the "Revolving Pledge").

      In December 1997, upon increase of the borrowing limit under the Revolving Facility to the maximum loan commitment of $75.0 million, the Revolving Pledge remained in place, Mr. Smith's guarantee of the Revolving Facility was released and Mr. Smith was required to lend $5.5 million (the "Subordinated Smith Loan") to the Company to increase its capitalization. The Subordinated Smith Loan was required by Ford Motor Credit as a condition to its agreement to increase the borrowing limit under the Revolving Facility. The Subordinated Smith Loan is evidenced by the Company's Subordinated Promissory Note dated December 1, 1997 in favor of Mr. Smith, bears interest at prime plus 0.5% and matures on November 30, 2000. All amounts owed by the Company to Mr. Smith under the Subordinated Smith Loan are subordinate in right of payment to all amounts owed by the Company under the Ford Credit Facilities pursuant to the terms of a Subordination Agreement dated as of December 5, 1997 between Mr. Smith and
Ford Motor Credit.

DEALERSHIP LEASES:

   On July 9, 1998, the Company entered into, subject to the approval of the Company's Board of Directors and the Company's independent directors, a Strategic Alliance Agreement and Agreement for the Mutual Referral of Acquisition Opportunities (the "Alliance Agreement") with an operating partnership controlled by Mar Mar Realty Trust, a Maryland real estate investment trust ("MMRT"). MMRT owns the real estate associated with various automobile dealerships, automotive aftermarket retailers and other automotive related businesses and leases such property to the business operators located thereon. O. Bruton Smith, the Company's Chairman and Chief Executive Officer, serves as the chairman of MMRT's board of trustees and is presently its controlling shareholder.

   Under the Alliance Agreement, the Company has agreed to refer real estate acquisition opportunities that arise in connection with its dealership acquisitions to MMRT. In exchange, MMRT has agreed to refer dealership acquisition opportunities to the Company and to provide to the Company, at the Company's cost, certain real estate development, maintenance, survey, and inspection services. Pursuant to the Alliance Agreement, the Company has entered into contracts to sell the real estate associated with Town and Country Toyota and Fort Mill Ford, two of the Company's dealerships, for an aggregate purchase price of $10.3 million. In addition, the Alliance Agreement provides for an agreed form of lease (the "Sonic Form Lease") pursuant to which MMRT would lease real estate to the Company should MMRT acquire real estate associated with any of the Company's operations. Presently, the Company leases or intends to lease from MMRT 18 parcels of land associated with 16 of its dealerships, including the real estate associated with Town and Country Toyota and Fort Mill Ford which the Company will lease back from MMRT pursuant to leases substantially similar to the Sonic Form Lease. The aggregate initial annual base rent to be paid by the Company for all 18 properties under the leases with MMRT is approximately $6.4 million.

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

THE BOWERS VOLVO NOTE

      In connection with Volvo's approval of the Company's acquisition of a Volvo franchise as part of the acquisition of the Bowers Dealerships and Affiliated Companies Acquisition in 1997 (the "Bowers Acquisition"), Volvo, among other things, conditioned its approval upon Nelson Bowers, the Company's Executive Vice President and a Director, acquiring and maintaining a 20% interest in the Company's Sonic Automotive of Chattanooga, LLC ("Chattanooga Volvo") subsidiary that will operate the Volvo franchise. Mr. Bowers financed all of the purchase price for this 20% interest by issuing a promissory note (the "Bowers Volvo Note") in favor of Sonic Automotive of Nevada, Inc. ("Sonic Nevada"), the wholly-owned subsidiary of the Company that controls a majority interest in Chattanooga Volvo. The Bowers Volvo Note is secured by Mr. Bowers' interest in Chattanooga Volvo.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES UNAUDITED TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5. RELATED PARTIES - CONTINUED

      The Bowers Volvo Note is for a principal amount of $900,000 and bears interest at the lowest applicable federal rate as published by the U.S. Treasury Department in effect on November 17, 1997. Accrued interest is payable annually. The operating agreement of Chattanooga Volvo provides that profits and distributions are to be allocated first to Mr. Bowers to the extent of interest to be paid on the Bowers Volvo Note and next to the other members of Chattanooga Volvo according to their percentages of ownership. No other profits or any losses of Chattanooga Volvo will be allocated to Mr. Bowers under this arrangement. Mr. Bowers' interest in Chattanooga Volvo will be redeemed and the Bowers Volvo Note will be due and payable in full when Volvo no longer requires Mr. Bowers to maintain his interest in Chattanooga Volvo.

OTHER RELATED PARTY TRANSACTIONS

      Prior to June 30, 1997, two dealership subsidiaries of the Company had each made several non-interest bearing advances to SFC ($2.5 million at December 31, 1996). In preparation for the Reorganization, a demand promissory note by SFC evidencing $2.1 million of these advances was canceled in June 1997 in exchange for the redemption of certain shares of the capital stock of Town & Country Ford held by SFC. In addition, a demand promissory note by SFC evidencing $509,000 of these advances was canceled in June 1997 pursuant to a dividend.

      The Company had amounts receivable from affiliates of $1.0 million and $1.1 million at December 31, 1997 and June 30, 1998, respectively. Of this amount, $622,000 and $929,000 relates to advances made by the Company to SFC at December 31, 1997 and June 30, 1998, respectively. The remaining $425,000 and $154,000 at December 31, 1997 and June 30, 1998, respectively, primarily relates to receivables from executives of the Company who were former owners of certain dealerships acquired in 1997. These receivables resulted from differences in the negotiated and actual net book value of the dealerships at the date of acquisitions. The amounts receivable from affiliates are non-interest bearing and are classified as current based on the expected repayment dates.

      The Company had amounts payable to affiliates of $4.8 million and $4.6 million at December 31, 1997 and June 30, 1998, respectively. Amounts payable to affiliates includes a note payable to the Company's Executive Vice-President and former owner of the Bowers Dealerships resulting from the acquisition of the Bowers Dealerships. The note is payable in 28 equal quarterly installments bearing interest at prime less 0.5%. The balance outstanding under this note was $4.0 million and $3.7 million at December 31, 1997 and June 30, 1998, respectively. The current portion of this note amounted to $445,000 at December 31, 1997 and June 30, 1998. The remaining portion of the amount payable to affiliates consisted of loans from affiliates, the majority of which bear interest at 8.75%, and is classified as noncurrent based upon the expected repayment dates.


6.  CAPITAL STRUCTURE AND PER SHARE DATA

      PREFERRED STOCK - In 1997, the Company authorized 3 million shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding as of December 31, 1997.

      In March 1998, the Board of Directors designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $0.10 per share, which was divided into 100,000 of Series I Convertible Preferred Stock, par value $0.10 per share (the "Series I Preferred Stock"), 100,000 shares of Series II Convertible Preferred Stock, par value $0.10 per share (the "Series II Preferred Stock"), and 100,000 shares of Series III Convertible Preferred Stock, par value $0.10 per share (the "Series III Preferred Stock" and together with the Series I Preferred Stock and the Series II Preferred Stock, collectively, the "Preferred Stock").

      The Preferred Stock has a liquidation preference of $1,000 per share. Each share of Preferred Stock is convertible, at the option of the holder, into that number of shares of Class A Common Stock as is determined by dividing $1,000 by the average closing price for the Class A Common Stock on the NYSE for the 20 days preceding the date of issuance of the shares of Preferred Stock (the "Market Price"). Conversion of Series II Preferred Stock and Series III Preferred Stock is subject to certain adjustments which have the effect of limiting increases and decreases in the value of the Class A Common Stock receivable upon conversion by 10% of the original value of the shares of Series II Preferred Stock or Series III Preferred Stock.

      The Preferred Stock is redeemable at the Company's option at any time after the date of issuance. The redemption price of the Series I Preferred Stock is $1,000 per share. The redemption price for the Series II Preferred Stock and Series III Preferred Stock is as follows: (i) prior to the second anniversary of the date of issuance, the redemption price is the greater of $1,000 per share or the aggregate Market Price of the Class A Common Stock into which it could be converted at the time of redemption, and (ii) after the second anniversary of the date of issuance, the redemption price is the aggregate Market Price of the Class A Common Stock into which it could be converted at the time of redemption.

      Each share of Preferred Stock entitles its holder to a number of votes equal to that number of shares of Class A Common Stock into which it could be converted as of the record date for the vote. Holders of preferred stock are entitled to participate in dividends payable on the Class A Common Stock on an "as-if-converted" basis. The Preferred Stock has no preferential dividends.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6.  CAPITAL STRUCTURE AND PER SHARE DATA - CONTINUED

      Preferred Stock reported in the accompanying Unaudited Consolidated Balance Sheet as of June 30, 1998 consists of 381 shares of Series I Preferred Stock, 6,380 shares of Series II Preferred Stock, and 6,273 shares of Series III Preferred Stock issued in connection with the consummation of the 1998 Acquisitions (see Note 2). These shares of Preferred Stock were preliminarily recorded at their estimated fair value pending completion of an independent valuation.

      WARRANTS - In connection with the acquisition of Dyer Volvo in November 1997, the Company issued on January 15, 1998 warrants to purchase 44,391 shares of Class A Common Stock at $12 per share, which is currently exercisable and expires on January 15, 2003. The Company has recorded the issuance of such warrants at an estimated fair value pending completion of an independent valuation. In addition, in connection with the Century Acquisition, the Company will issue to the seller of the Century Acquisition warrants to purchase 75,000 shares of the Company's Class A Common Stock at a purchase price equal to the market value of the Class A Common Stock on the date of grant. The Company will record these warrants at fair value at time of issuance.

      PER SHARE DATA - The calculation of diluted net income per share considers the potential dilutive effect of options and shares under the Company's stock compensation plans, Class A Common Stock purchase warrants, and Class A Convertible Preferred Stock. The following table illustrates the dilutive effect of such items on EPS:



                                   For the three months ended          For the six months ended
                                         June 30, 1998                      June 30, 1998
                                ---------------------------------  ---------------------------------
                                                        Per-Share                          Per-Share
                                 Income       Shares     Amount     Income      Shares      Amount
                                ----------  ---------- ----------  ---------- ----------  ----------
                                      (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
 BASIC EPS

 Income available to
 common shareholders                4,668      11,277        $ 0.41    6,804     11,264         $ 0.60
                                                          ==========                         ==========

 EFFECT OF DILUTIVE SECURITIES

 Stock compensation plans               -         274                      -        202
 Warrants                               -          13                      -          9
 Convertible Preferred Stock            -         295                      -        162
                                ----------  ----------             ---------- ----------

 DILUTED EPS

 Income available to common
 shareholders + assumed
  conversions                       4,668      11,859        $ 0.39    6,804     11,637         $ 0.58
                                ==========  ==========   ==========  ========== ==========  ==========




7. COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal proceedings which are incidental to its business. The Company is protecting its interest in all such matters and management believes that the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or future results of operations and cash flows.

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



                                      Percentage of Total Revenues for
                                      Three Months         Six Months
                                      Ended June 30        Ended June 30
                                     -----------------  -----------------

                                      1997      1998     1997      1998
                                     -------   -------  -------   -------
Revenues:
New vehicle sales .................   65.1%     60.7%    64.5%     59.7%
Used vehicle sales ................   22.2%     27.2%    22.5%     27.7%
Parts, service and collision
  repair ..........................   10.5%     10.1%    10.8%     10.5%
Finance and insurance .............    2.2%      2.0%     2.2%      2.1%
Total revenues ....................  100.0%    100.0%   100.0%    100.0%
Cost of sales  ....................   88.4%     87.2%    88.5%     87.0%
Gross profit ......................   11.6%     12.8%    11.5%     13.0%
Selling, general and
  administrative ..................    8.6%      9.4%     8.8%      9.8%
Operating income ..................    3.0%      3.4%     2.7%      3.2%
Interest expense  .................    1.6%      1.5%     1.6%      1.6%
Income before taxes ...............    1.4%      1.9%     1.2%      1.7%



SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      REVENUES. Revenues grew in each of the Company's primary revenue areas for the first six months of 1998 as compared with the first six months of 1997, causing total revenues to increase 204.8% to $648.8 million. New vehicle sales revenue increased 182.4% to $387.5 million in the first six months of 1998, compared with $137.2 million in the first six months of 1997. The increase was due primarily to an increase in new vehicle unit sales of 153.3% to 16,601, as compared with 6,553 in the first six months of 1997 resulting principally from additional unit sales contributed by the acquisitions of Jeff Boyd Chrysler-Plymouth-Dodge in June 1997; Lake Norman Dodge and Affiliates in September 1997; Ken Marks Ford in October 1997; Dyer Volvo and the Bowers Dealerships and Affiliated Companies in November 1997; Clearwater Toyota, Clearwater Mitsubishi, and Clearwater Collision Center in January 1998; Century BMW, Heritage Lincoln Mercury, and Capitol Chevrolet and Imports in April 1998; and Casa Ford in May 1998 (the "Acquisitions"). The remainder of the increase was due to a 11.5% increase in the average selling price of new vehicles resulting principally from sales of higher priced import vehicles contributed by the Acquisitions.

      Used vehicle revenues from retail sales increased 305.6% to $132.5 million in the first six months of 1998 from $32.7 million in the first six months of 1997. The increase was due primarily to an increase in used vehicle unit sales of 268.4% to 9,719, as compared with 2,638 in the first six months of 1997, resulting from additional unit sales contributed by the Acquisitions. The remainder of the increase was due to a 10.1% increase in the average selling price of used vehicles resulting principally from sales of higher priced luxury and import vehicles contributed by the Acquisitions along with an increase in used vehicle revenues of 15.2% in the first six months of 1998 compared to the first six months of 1997 from used vehicle revenues from stores owned for longer than one year.

      The Company's parts, service and collision repair revenue increased 196.9% to $68.0 million in the first six months of 1998 compared to $22.9 million in the first six months of 1997, due principally to the Acquisitions. Finance and insurance revenue increased $8.8 million, or 184.3%, due principally to increased new vehicle sales and related financing.

      GROSS PROFIT. Gross profit increased 246.0% to $84.6 million in the first six months of 1998 from $24.5 million in the first six months of 1997 due principally to increases in revenues contributed by dealerships acquired. Gross profit as a percentage of sales increased to 13.1% from 11.5% due to increases in new vehicle gross margins resulting from sales of higher margin import vehicles contributed by acquired dealerships, as well as improved gross margins of used vehicles resulting from efforts made to improve management of used vehicle inventories. Additionally, gross margin percentages for each profit center are affected by the mix of revenues within each profit center, correspondingly. Used vehicle revenues increased and new vehicle revenues decreased as a percentage of total revenues from 15.3% and 64.4% in the first six months of 1997, respectively, compared to 20.4% and 59.7% for the first six months of 1998, respectively. The revenue mix resulted in increased used vehicle gross profits and decreased new vehicle gross profits as a percentage of the total gross profits from 11.3% and 36.7%, respectively, in the first six months of 1997 to 15.5% and 35.3% in the first six months of 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased 239.4% to $63.7 million in the first six months of 1998 from $18.8 million in the first six months of 1997. Such expenses as a percentage of revenues increased to 9.8% from 8.8% due principally to expenses inherent with the initial growth and formation of the Company. Additionally, as gross profits and gross profit margins increase expenses related to employees commissions for sales of related products increase, respectively.

      INTEREST EXPENSE, FLOORPLAN. Interest expense, floorplan increased 143.3% to $7.3 million from $3.0 million, due primarily to floorplan interest incurred by the Acquisitions. As a percentage of total revenues, floor plan interest decreased from 1.4% to 1.1% primarily due to decreased interest rates under the Company's floor plan financing arrangements, as well as improved management of inventory levels.

      INTEREST EXPENSE, OTHER. Interest expense, other increased 764.2% to $2.7 million from $0.3 million, due primarily to interest incurred on acquisition related indebtedness.

      NET INCOME. As a result of the factors noted above, the Company's net income increased by $5.3 million in the first six months of 1998 compared to the first six months of 1997.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      REVENUES. Revenues grew in each of the Company's primary revenue areas for the three months ended June 30, 1998 as compared with the three months ended June 30, 1997, causing total revenues to increase 237.8% to $385.5 million. New vehicle sales revenue increased 214.5% to $233.7 million for the three months ended June 30, 1998, compared with $74.3 million for the three months ended June 30, 1997. The increase was due primarily to an increase in new vehicle unit sales of 182.6% to 9,984, as compared with 3,533 for the three months ended June 30, 1997 resulting principally from additional unit sales contributed by the Acquisitions. The remainder of the increase was due to a 11.3% increase in the average selling price of new vehicles resulting principally from sales of higher priced import vehicles contributed by the Acquisitions.

      Used vehicle revenues from retail sales increased 344.5% to $76.0 million for the three months ended June 30, 1998 from $17.1 million for the comparable period of 1997. The increase was due primarily to an increase in used vehicle unit sales of 293.4% to 5,386 as compared with 1,369 for the three months ended June 30, 1997, resulting from additional unit sales contributed by the Acquisitions. The remainder of the increase was due to a 13.0% increase in the average selling price of used vehicles resulting principally from sales of higher priced luxury and import vehicles contributed by the Acquisitions along with an increase in used vehicle revenues of 12.1% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 from used vehicle revenues on a same store basis

      The Company's parts, service and collision repair revenue increased 227.2% to $39.0 million for the three months ended June 30, 1998 compared to $11.9 million for the same period of the prior year, due principally to the Acquisitions. Finance and insurance revenue increased $5.2 million, or 201.2%, due principally to increased new vehicle sales and related financing.

      GROSS PROFIT. Gross profit increased 273.5% to $49.4 million for the three months ended June 30, 1998 from $13.2 million for the three months ended June 30, 1997 due principally to increases in revenues contributed by dealerships acquired. Gross profit as a percentage of sales increased to 12.8% from 11.6% due to increases in new vehicle gross margins resulting from sales of higher margin import vehicles contributed by acquired dealerships, as well as improved gross margins of used vehicles resulting from efforts made to improve management of used vehicle inventories.

      Additionally, gross margin percentages for each profit center are affected by the mix of revenues within each profit center, correspondingly. Used vehicle revenues increased and new vehicle revenues decreased as a percentage of total revenues from 14.9% and 65.1% for the three months ended June 30, 1997, respectively, compared to 19.7% and 60.6% for the three months ended June 30, 1998, respectively. The revenue mix resulted in increased used vehicle gross profits and decreased new vehicle gross profits as a percentage of the total gross profits from 11.5% and 38.3%, respectively, for the three months ended June 30, 1997 to 15.7% and 36.0% for the three months ended June 30, 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased 269.1% to $36.2 million for the three months ended June 30, 1998 from $9.8 million for the same period in the prior year. Such expenses as a percentage of revenues increased to 9.4% from 8.6% due principally to expenses inherent with the initial growth and formation of the Company. Additionally, as gross profits and gross profit margins increase expenses related to employees commissions for sales of related products increase, respectively.

      INTEREST EXPENSE, FLOORPLAN. Interest expense, floorplan increased 144.4% to $4.1 million from $1.7 million, due primarily to floorplan interest incurred by the Acquisitions. As a percentage of total revenues, floor plan interest decreased from 1.5% to 1.1% primarily due to decreased interest rates under the Company's floor plan financing arrangements, as well as improved management of inventory levels.

      INTEREST EXPENSE, OTHER. Interest expense, other increased 932.3% to $1.7 million from $0.2 million, due primarily to interest incurred on acquisition related indebtedness.

      NET INCOME. As a result of the factors noted above, the Company's net income increased by $3.7 million for the three months ended June 30, 1998 compared to comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES:

      The Company's principal needs for capital resources are to finance acquisitions and fund debt service and working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its various credit facilities, and borrowings and capital contributions from its stockholders to finance its operations and expansion. On November 10, 1997, the Company completed its initial public offering of its Class A common stock, par value $.01 per share, providing approximately $53.7 million of additional capital resources for the consummation of certain of the Acquisitions. In addition, on July 31, 1998, the Company completed its private placement of $125 million of its Senior Subordinated Notes due 2008 (the "Notes") which provided an additional $120.6 million of capital resources for the consummation of certain of the Acquisitions and for future acquisitions (the "Offering").

      The Company currently has a standardized floor plan credit facility with Ford Motor Credit for each of the Company's dealership subsidiaries (the "Floor Plan Facility"). As of June 30, 1998, there was an aggregate of $149.7 million outstanding under the Floor Plan Facility. The Floor Plan Facility at June 30, 1998 had an effective rate of prime less .9%, subject to certain incentives, etc. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balance is generally reduced by the applicable automobile manufacturer's (the "Manufacturer's") purchase discounts, and such reduction is not reflected in the related floor plan liability. These Manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to the Company by the Manufacturer on a quarterly basis. The related floor plan liability becomes due as vehicles are sold.

      The Company makes monthly interest payments on the amount financed under the Floor Plan Facility but is not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the relevant dealership subsidiary. The Floor Plan Facility contains a number of covenants, including among others, covenants restricting the Company with respect to the creation of liens and changes in ownership, officers and key management personnel.

      During the first six months of 1998, the Company generated net cash of $3.0 million from operating activities, compared to $4.0 million in the first six months of 1997. The decrease was attributable principally to an increase in receivables due to additional acquisitions and revenue growth.

      Cash used for investing activities, excluding amounts paid in acquisitions, was approximately $1.3 million for the first six months of 1998 and related primarily to acquisitions of property and equipment.

      Cash provided by financing activities for the six months of 1998 of $15.0 primarily reflects amounts borrowed under the Company's revolving credit facility to finance acquisitions.

      In August 1997, the Company obtained a $20 million loan from NationsBank, N.A. (the "NationsBank Facility"). The proceeds from the NationsBank Facility were used in the consummation of the acquisition of the two Lake Norman dealerships and of Fort Mill Chrysler-Plymouth-Dodge. The NationsBank Facility was guaranteed by Mr. O. Bruton Smith personally, which guarantee was released in February 1998. The NationsBank Facility matured in February 1998 and was repaid with proceeds from the IPO and the Revolving Facility (as defined below).

      The Company has a $75 million secured revolving line of credit (the "Revolving Facility") from Ford Motor Credit. The Revolving Facility bears interest at a fluctuating per annum rate equal to the "prime" or "base" rate announced by a majority (or if there is no majority, the median rate announced by the three) of the following banks: The Chase Manhattan Bank, NationsBank, N.A., Citibank, N.A., Bank of America National Trust and Savings Association and Morgan Guaranty Trust Company of New York (the "Revolving Facility Prime Rate"). The Revolving Facility will mature in October, 1999, unless the Company requests that the term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. No assurance can be given that such extensions will be granted. As of June 30, 1998, the Revolving Facility Prime Rate was 8.5% and the balance outstanding under the Revolving Facility was $48.8 million. On July 31, 1998, all indebtedness outstanding under the revolving facility was repaid with the proceeds from the Offering. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of the Company not to exceed $10 million.

      The Company agreed under the Revolving Facility not to pledge any of its assets to any third party (with the exception of currently encumbered real estate and assets of the Company's dealership subsidiaries that are subject to previous pledges or liens). The Revolving Facility also contains certain negative covenants made by the Company, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of (i) total debt to tangible equity (as defined in the Revolving Facility), (ii) current assets to current liabilities,
(iii) earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges, (iv) EBITDA to interest expense, (v) EBITDA to total debt and
(vi) the current lending commitment under the Revolving Facility to scaled assets (as defined in the Revolving Facility). Moreover, the loss of voting control over the Company by the Smith Group or the failure by the Company, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. The Company did not meet the specified total debt to tangible equity ratios required by the Revolving Facility at March 31, 1998 and at June 30, 1998 and has obtained a waiver with regard to such requirement from Ford Motor Credit. In connection with the Offering, the Company and Ford Motor Credit amended the Revolving Facility to provide that the Notes (which are subordinated to the Revolving Facility) will be treated as equity capital for purposes of this ratio and, accordingly, the Company is in compliance with this covenant after giving effect to the issuance of the Notes.

      Capital expenditures, excluding amounts paid in acquisitions, were $0.9 million and $1.3 million for the six months ended June 30, 1997 and 1998, respectively. The Company's principal capital expenditures typically include building improvements and equipment for use in the Company's dealerships.

      In 1997, the Company authorized 3 million shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. In March 1998, the Board of Directors designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $0.10 per share, which was divided into 100,000 of Series I Convertible Preferred Stock, par value $0.10 per share
(the "Series I Preferred Stock"), 100,000 shares of Series II Convertible Preferred Stock, par value $0.10 per share (the "Series II Preferred Stock"), and 100,000 shares of Series III Convertible Preferred Stock, par value $0.10 per share (the "Series III Preferred Stock" and together with the Series I Preferred Stock and the Series II Preferred Stock, collectively, the "Preferred Stock").

      The Preferred Stock has a liquidation preference of $1,000 per share. Each share of Preferred Stock is convertible, at the option of the holder, into that number of shares of Class A Common Stock as is determined by dividing $1,000 by the average closing price for the Class A Common Stock on the NYSE for the 20 days preceding the date of issuance of the shares of Preferred Stock (the "Market Price"). Conversion of Series II Preferred Stock and Series III Preferred Stock is subject to certain adjustments which have the effect of limiting increases and decreases in the value of the Class A Common Stock receivable upon conversion by 10% of the original value of the shares of Series II Preferred Stock or Series III Preferred Stock.

      The Preferred Stock is redeemable at the Company's option at any time after the date of issuance. The redemption price of the Series I Preferred Stock is $1,000 per share. The redemption price for the Series II Preferred Stock and Series III Preferred Stock is as follows: (i) prior to the second anniversary of the date of issuance, the redemption price is the greater of $1,000 per share or the aggregate Market Price of the Class A Common Stock into which it could be converted at the time of redemption, and (ii) after the second anniversary of the date of issuance, the redemption price is the aggregate Market Price of the Class A Common Stock into which it could be converted at the time of redemption.

      Each share of Preferred Stock entitles its holder to a number of votes equal to that number of shares of Class A Common Stock into which it could be converted as of the record date for the vote. Holders of preferred stock are entitled to participate in dividends payable on the Class A Common Stock on an "as-if-converted" basis. The Preferred Stock has no preferential dividends.

      In July 1998, the Company completed its previously announced acquisition of Hatfield Automotive Group located in Columbus Ohio (the "Hatfield Acquisition") for a total purchase price of $48.6 million, paid with $34.6 million in cash and with 14,025 shares of Series I Preferred Stock having a liquidation preference of approximately $14.0 million. Of the cash portion of the purchase price, $26.2 million was financed with borrowings under the Revolving Facility (see Note 4), which was subsequently repaid with proceeds from the Offering, and $8.4 million was financed with proceeds from the Offering.

     On January 1, 1998, the Company began operation and obtained control of Clearwater Toyota, Clearwater Mitsubishi and Clearwater Collision Center (the "Clearwater Acquisition") located in Clearwater, Florida. On April 1, 1998, the Company began operation and obtained control of Capitol Chevrolet and Imports located in Montgomery, Alabama (the "Montgomery Acquisition"), Century BMW located in Greenville, South Carolina (the "Century Acquisition") and Heritage Lincoln-Mercury located in Greenville, South Carolina (the "Heritage Acquisition"). On May 1, 1998, the Company began operation and obtained control of Casa Ford of Houston, Inc. located in Houston, Texas (the "Casa Ford Acquisition). The aggregate purchase price for the Clearwater Acquisition, the Montgomery Acquisition, the Century Acquisition, the Heritage Acquisition, and the Casa Ford Acquisition (collectively, the "1998 Acquisitions") was approximately $40.7 million, paid with $29.0 million in cash and with 13,034 shares of Preferred Stock (381 shares of Series I Preferred Stock, 6,380 shares of Series II Preferred Stock, and 6,273 shares of Series III Preferred Stock) having an aggregate liquidation preference of approximately $13.0 million and an estimated fair value of approximately $11.7 million. Of the $29.0 million cash portion of the aggregate purchase price, $15.4 million was financed with borrowings under the Revolving Facility, which was subsequently repaid with the proceeds from the Offering, $12.9 million was financed with the proceeds from the Offering, and $0.1 million was paid with cash generated from the Company's existing operations. The remaining $0.6 million of the cash portion of the purchase price is payable to the seller of the Montgomery Acquisition on the first and second anniversaries of the closing date of the Montgomery Acquisition. In addition, the Company will issue to the seller of the Century Acquisition warrants to purchase 75,000 shares of the Company's Class A Common Stock at a purchase price equal to the market value of the Class A Common Stock on the date of grant. In accordance with terms of the Clearwater Acquisition and the Montgomery Acquisition, the Company may be required to pay additional amounts up to $5.1 million contingent on the future performance of the dealerships acquired in such acquisitions. In addition, in accordance with the terms of the Casa Ford Acquisition, the Company may be required to pay additional amounts to the seller equal to five times the amount by which the dealership's pre-tax earnings for 1998, if any, exceed $2.5 million, and five times the amount by which the dealership's pre-tax earnings for 1999, if any, exceed the greater of $2.5 million or the dealership's 1998 pre-tax earnings. Any additional amounts paid will be accounted for as additional goodwill. The Payable for Acquisitions in the amount of $16.1 million included in the accompanying consolidated financial statements represents the consideration to be paid for the Montgomery Acquisition, Century Acquisition, Heritage Acquisition, and Casa Ford Acquisition which were closed in July 1998.

     The Company did not consummate the acquisition of the assets of the Jaguar franchise that comprises a portion of the Heritage Acquisition pending a final determination by Jaguar of whether to approve this acquisition. If Jaguar does approve this acquisition, the Company will acquire the assets of the Jaguar franchise and will pay to the sellers an additional $0.2 million, payable with 200 shares of Preferred Stock, plus the net book value of the assets of the Jaguar franchise, payable in cash. There can be no assurance that such approval will be obtained.

      The Company has entered into definitive agreements to acquire a dealership located in Chattanooga, Tennessee and a dealership group comprised of three dealerships located in Daytona Beach, Florida for an aggregate purchase price of approximately $26.2 million plus the book value of the assets acquired. The aggregate purchase price will be payable in approximately 12,183 shares of Preferred Stock with a liquidation preference of approximately $1,000 per share and the balance payable in cash obtained from the Company's existing operations and from proceeds of the Offering. These acquisitions are expected to be consummated in the third quarter of 1998.

      The Company incurred a tax liability of approximately $7.1 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO, which is payable over a six-year period beginning in January 1998. In addition, in connection with the Montgomery Acquisition and the Casa Ford Acquisition, the Company will incur an additional estimated tax liability in the amount of approximately $20 million as a result of the change in accounting for the inventory from LIFO to FIFO, which will be a payable over a six year period. As of June 30, 1998, the remaining cumulative balance of the LIFO tax liability was $8.4 million. The Company expects to be pay such obligation with cash provided by operations.

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

YEAR 2000 COMPLIANCE

      The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures and it has completed an assessment of its own operations in this regard. The Company has determined that its systems are Year 2000 compliant and the costs associated with making its systems Year 2000 compliant were immaterial. However, many of the Company's lenders and suppliers, including suppliers that provide finance and insurance products, may be impacted by Year 2000 complications. The Company does not believe that failure of the Company's lenders or suppliers to ensure that their computer systems are Year 2000 compliant will have a material adverse impact on the Company's business, results of operations, and financial condition, although no assurances can be given in this regard. Furthermore, there can be no assurances that Year 2000 deficiencies on the part of dealerships to be acquired by the Company would not have a material adverse impact on the Company's business, results of operations, and financial condition.

SIGNIFICANT MATERIALITY OF GOODWILL

      Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative amount of goodwill at December 31, 1997 and June 30, 1998 was $75.0 million and $104.5 million, respectively. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 25.5% and 88.1%, respectively, at December 31, 1997, and 27.8% and 99.6%, respectively, at June 30, 1998. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. The Company has determined that the period benefited by the goodwill will be no less than 40 years and, accordingly, is amortizing goodwill over a 40 year period. If the Company were not to separately recognize a material intangible asset having a benefit period of less than 40 years, or were not to give effect to shorter benefit periods of factors giving rise to a material portion of the goodwill, earnings reported in periods immediately following the acquisition would be overstated. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. The Company periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. The Company has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and these is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years.

NEW ACCOUNTING STANDARD

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT
   NO.

10.1* Amendment No. 1 and Supplement to Asset Purchase Agreement dated as of
      May 28, 1998 by and among Sonic Automotive, Inc., and Hatfield Jeep Eagle, Inc., Hatfield Lincoln Mercury, Inc., Westside Dodge, Inc., Toyota West, Inc., Hatfield Hyundai, Inc., Bud C. Hatfield, Dan E. Hatfield and Dan E Hatfield, as Trustee of the Bud C. Hatfield, Sr. Special Irrevocable Trust (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated July 9, 1998 (the "July 9, 1998 Form 8-K")).

10.2* Asset Purchase Agreement dated April 10, 1998 by and among Sonic
      Automotive, Inc., Century Auto Sales, Inc. and A. Foster McKissick, III and Murray P. McKissick (incorporated by reference to Exhibit 99.9 to the July 9, 1998 Form 8-K).

10.3* Contract to Purchase and Sell Real Property dated as of April 10, 1998 by and between the Company, Century Auto Sales, Inc. and Fairway Investments, LLC (incorporated by reference to Exhibit 99.10 to the July 9, 1998
      Form 8-K).

10.4* Asset Purchase Agreement dated April 10, 1998 by and among the Company,
      Fairway Management Company d/b/a Heritage Lincoln-Mercury-Jaguar, and Fairway Ford, Inc. (incorporated by reference to Exhibit 99.11 to the July 9, 1998 Form 8-K).

10.5* Contract to Purchase and Sell Real Property dated as of April 10, 1998 by and between the Company, Century Auto Sales, Inc. and Fairway Ford, Inc. (incorporated by reference to Exhibit 99.12 to the July 9, 1998 Form 8-K).

27 Financial data schedule for the six months ended June 30, 1998 (filed electronically).


(b) Reports on Form 8-K.

      The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

* Filed Previously

      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SONIC AUTOMOTIVE, INC.
                                  (REGISTRANT)



Date: August 14, 1998             By:   /s/ O. Bruton Smith
      ---------------                   --------------------

                                                  O. Bruton Smith
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: August 14, 1998             By:  /s/ Theodore M Wright
      ---------------                -----------------------
                                           Theodore M. Wright
                                     VICE PRESIDENT-FINANCE, CHIEF FINANCIAL
                                     OFFICER, TREASURER, SECRETARY AND DIRECTOR

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                             SONIC AUTOMOTIVE, INC.
                      FOR THE SIX MONTHS ENDED June 30, 1998

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
-------  -----------------------
 10.1* Amendment No. 1 and Supplement to Asset Purchase Agreement dated as of May 28, 1998 by and among Sonic Automotive, Inc., and Hatfield Jeep Eagle, Inc., Hatfield Lincoln Mercury, Inc., Westside Dodge, Inc., Toyota West, Inc., Hatfield Hyundai, Inc., Bud C. Hatfield, Dan E. Hatfield and Dan E Hatfield, as Trustee of the Bud C. Hatfield, Sr. Special Irrevocable Trust (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated July 9, 1998 (the
         "July 9, 1998 Form 8-K")).

10.2* Asset Purchase Agreement dated April 10, 1998 by and among Sonic Automotive, Inc., Century Auto Sales, Inc. and A. Foster McKissick, III and Murray P. McKissick (incorporated by reference to Exhibit
         99.9 to the July 9, 1998 Form 8-K).

10.3* Contract to Purchase and Sell Real Property dated as of April 10, 1998 by and between the Company, Century Auto Sales, Inc. and Fairway Investments, LLC (incorporated by reference to Exhibit 99.10 to the July 9, 1998 Form 8-K).


10.4* Asset Purchase Agreement dated April 10, 1998 by and among the Company, Fairway Management Company d/b/a Heritage
         Lincoln-Mercury-Jaguar, and Fairway Ford, Inc. (incorporated by reference to Exhibit 99.11 to the July 9, 1998 Form 8-K).

10.5* Contract to Purchase and Sell Real Property dated as of April 10, 1998 by and between the Company, Century Auto Sales, Inc. and Fairway Ford, Inc. (incorporated by reference to Exhibit 99.12 to the July 9, 1998 Form 8-K).

 27      Financial data schedule for the six months ended June 30, 1998.


  * Filed Previously