Form 10-Q
period 1998-09-30
SONIC AUTOMOTIVE INC
filed 1998-11-13
CIK 1043509

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Yes  X   No
    ---    ---
As of November 13, 1998, there were 5,588,888 shares of Class A Common Stock, par value $.01 per share, and 6,200,000 shares of Class B Common Stock, par value $.01 per share, outstanding.

                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial
            Statements (Unaudited)                                           3

           Consolidated Statements of Income -
               Three-month periods ended
               September 30, 1997 and September 30, 1998

           Consolidated Statements of Income -
               Nine-month periods ended
               September 30, 1997 and September 30, 1998

           Consolidated Balance Sheets -
               December 31, 1997 and September 30, 1998

           Consolidated Statement of Stockholders'
               Equity - Nine-month period ended September 30, 1998

           Consolidated Statements of Cash Flows -
               Nine-month periods ended September 30, 1997
               and September 30, 1998

         Notes to Unaudited Consolidated Financial Statements


ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                16


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                            22

ITEM 6.  Exhibits and Reports on Form 10-Q                                    23

SIGNATURES                                                                    25

                          PART I - FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)


                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
REVENUES:                                             1997         1998
                                               -----------   ----------
   Vehicle sales                                $  110,662   $  447,722
   Parts, service, and collision repair             13,410       50,897
   Finance and insurance(Note 1)                     3,283       11,046
                                               -----------   ----------
     Total revenues                                127,355      509,665
COST OF SALES                                      112,601      446,040
                                               -----------   ----------
GROSS PROFIT                                        14,754       63,625
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        10,910       45,863
DEPRECIATION AND AMORTIZATION                          376        1,539
                                               -----------   ----------
OPERATING INCOME                                     3,468       16,223
OTHER INCOME AND EXPENSE:
   Interest expense, floor plan                      1,987        4,534
   Interest expense, other                             112        2,822
   Other income                                        157            9
                                               -----------   ----------
     Total other expense                             1,942        7,347
                                               -----------   ----------
INCOME BEFORE INCOME TAXES                           1,526        8,876
PROVISION FOR INCOME TAXES                             615        3,450
                                               -----------   ----------
NET INCOME                                     $       911   $    5,426
                                               ===========   ==========
BASIC NET INCOME PER SHARE(Note 6)                           $     0.48
                                                             ==========
WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING              11,365
                                                             ==========
DILUTED NET INCOME PER SHARE(Note 6)                         $     0.42
                                                             ==========
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING            13.063
                                                             ==========


            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)




                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
REVENUES:                                             1997         1998
                                               -----------   ----------
   Vehicle sales                                $  295,878    1,015,001
   Parts, service, and collision repair             36,317      118,917
   Finance and insurance(Note 1)                     8,046       24,587
                                               -----------   ----------
     Total revenues                                340,241    1,158,505
COST OF SALES                                      301,855    1,012,432
                                               -----------   ----------
GROSS PROFIT                                        38,386      146,073
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        28,442      105,511
DEPRECIATION AND AMORTIZATION                          772        3,364
                                               -----------   ----------
OPERATING INCOME                                     9,172       37,198
OTHER INCOME AND EXPENSE:
   Interest expense, floor plan                      5,005       11,875
   Interest expense, other                             430        5,567
   Other income                                        292           24
                                               -----------   ----------
     Total other expense                             5,143       17,418
                                               -----------   ----------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST                                           4,029       19,780
PROVISION FOR INCOME TAXES                           1,531        7,550
                                               -----------   ----------
INCOME BEFORE MINORITY INTEREST                      2,498       12,230
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY             47           -
                                               -----------   ----------
NET INCOME                                     $     2,451   $   12,230
                                               ===========   ==========
BASIC NET INCOME PER SHARE(Note 6)                           $     1.08
                                                             ==========
WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING              11,298
                                                             ==========
DILUTED NET INCOME PER SHARE(Note 6)                         $     1.01
                                                             ==========
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING            12.140
                                                             ==========




            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                     DECEMBER 31,      1998
                                                        1997       (UNAUDITED)
                                                    ------------  -------------
ASSETS                                                    (IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents                        $     18,304   $     40,091
   Receivables (net of allowance for doubtful
    accounts of $523,000 and $522,000 at
    December 31, 1997 and September 30, 1998,
    respectively)                                         19,784         38,617
   Inventories (Note 3)                                  156,514        210,947
   Deferred income taxes                                     405            898
   Due from affliates (Note 5)                             1,047          1,215
   Other current assets                                    1,318          4,220
                                                    ------------  -------------
     Total current assets                                197,372        295,988
PROPERTY AND EQUIPMENT, NET                               19,081         24,444
GOODWILL, NET (NOTES 1 & 2)                               74,362        163,253
OTHER ASSETS                                                 635          6,653
                                                    ------------  -------------
TOTAL ASSETS                                        $    291,450  $     490,338
                                                    ============  =============


              See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                    DECEMBER 31,      1998
                                                        1997       (UNAUDITED)
                                                    ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     (IN THOUSANDS)
CURRENT LIABILITIES:
   Notes payable - floor plan                       $    133,236   $    173,977
   Trade accounts payable                                  6,612          9,161
   Accrued interest                                        1,071          3,513
   Other accrued liabilities                              10,748         20,690
   Payable to affiliates (Note 5)                            445            532
   Payable for acquisitions (Note 2)                          -             275
   Current maturities of long-term debt (Note 4)             584            788
                                                    ------------  -------------
     Total current liabilities                           152,696        208,936
LONG-TERM DEBT (NOTE 4)                                   38,640        131,213
PAYABLE FOR ACQUISITIONS (NOTE 2)                             -             275
PAYABLE TO THE COMPANY'S CHAIRMAN (NOTE 5)                 5,500          5,500
PAYABLE TO AFFILIATES (NOTE 5)                             4,394          3,890
DEFERRED INCOME TAXES                                      1,079          1,079
INCOME TAXES PAYABLE                                       4,776          7,776
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY (NOTE 6):
   Preferred Stock, $.10 par, liquidation preference
    $1,000 per share, 3.0 million shares authorized;
    27,059 shares issued and outstanding at June 30, 1998     -          25,788
   Class A Commmon Stock, $.01 par, 50.0 million shares
    authorized; 5.0 million shares issued and
    outstanding at December 31, 1997 and 5.5 million
    million shares issued and outstanding at
    September 30, 1998                                        50             55
   Class B Common Stock, $.01 par, 15.0 million shares
    authorized; 6.3 million shares issued and
    outstanding                                               63             63
   Paid-in capital                                        68,045         77,347
   Retained earnings                                      16,186         28,416
   Unrealized gain on marketable equity securities            21             -
                                                    ------------  -------------
     Total stockholders' equity                           84,365        131,669
                                                    ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    291,450  $     490,338
                                                    ============  =============

            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)


                                                                                                        Unrealized
                                                                                                           Gain
                                                                                                         (Loss) on
                                      Preferred         Class A         Class B                          Marketable      Total
                                        Stock         Common Stock    Common Stock   Paid-In  Retained    Equity      Stockholders'
                                   Shares   Amount   Shares  Amount  Shares  Amount  Capital  Earnings   Securities      Equity
                                   ------   ------   ------  ------  ------  ------  -------  --------   ----------      ------

BALANCE AT
  DECEMBER 31, 1997                    --  $    --    5,000  $   50   6,250  $   63  $68,045   $16,186      $    21    $ 84,365
  Issuance of Preferred
     Stock (Note 2)                    27   25,788       --      --      --      --       --        --           --      25,788
  Issuance of Common
     Stock (Note 2)                    --       --      485       5      --      --    8,245        --           --       8,250
  Shares awarded under stock
     compensation plans                --       --       41      --      --      --      341        --           --         341
  Issuance of Warrants
     (Note 2)                          --       --       --      --      --      --      716        --           --         716
  Unrealized loss on
     marketable equity securities      --       --       --      --      --      --       --        --          (21)        (21)
  Net income                           --       --       --      --      --      --       --    12,230           --      12,230
                                  -------   ------   ------   -----   -----   -----   ------    ------       ------      ------
BALANCE AT
  SEPTEMBER 30, 1998                   27  $25,788    5,526  $   55   6,250  $   63  $77,347   $28,416      $    --    $131,669
                                  =======   ======   ======   =====  ======   =====   ======    ======       ======     =======

             See notes to unaudited consolidated financial statements

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                   (Unaudited)



                                                                           Nine Months Ended
                                                                             September 30,
                                                                            1997        1998
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  2,451    $ 12,230
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                        772       3,364
          Minority interest                                                     47          --
          Gain on sale of marketable equity securities                        (292)         --
          Loss on disposal of fixed assets                                      31         141
          Deferred income taxes                                                (65)         --
          Changes in assets and liabilities that relate to operations:
               Receivables                                                     855      (3,978)
               Inventories                                                   8,307      44,026
               Other assets                                                    178      (3,736)
               Notes payable - floor plan                                   (3,607)    (49,842)
               Accounts payable and other current liabilities                 (611)      1,306
               Income tax payable                                               --         696
                                                                           -------    --------
                    Total adjustments                                        5,615      (8,023)
                                                                           -------    --------
          Net cash provided by operating activities                          8,066       4,207
                                                                           -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired (Note 2)                 (21,773)    (66,883)
     Purchases of marketable equity securities                                (250)         --
     Proceeds from sale of marketable equity securities                        250          --
     Proceeds from sale of property and equipment                               35          --
     Purchases of property and equipment                                    (1,605)     (2,614)
                                                                          --------    --------
          Net cash used in investing activities                            (23,343)    (69,497)
                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                           20,062     171,182
     Payments of long-term debt                                               (422)    (83,897)
     Issuance of shares under stock compensation plans                          --         351
     Capital contributions                                                       1          --
     Receipts from (advances to) affiliate companies                         3,057        (559)
                                                                          --------    --------
          Net cash provided by financing activities                         22,698      87,077
                                                                          --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    7,421      21,787
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               6,679      18,304
                                                                          --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 14,100    $ 40,091
                                                                          ========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Preferred Stock issued pursuant to acquisitions (Notes
     2 and 6)                                                             $     --    $ 25,788
    Common Stock issued pursuant to acquisitions (Note 2)                 $     --    $  8,250
    Payable for acquisitions (Note 2)                                     $     --    $    550
    Issuance of warrants (Notes 2 and 6)                                  $     --    $    716


            See notes to unaudited consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain estimates and forward-looking statements as indicated herein by the use of such terms as "estimated", "expects", "approximate", "projected" or similar terms. Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could cause actual results to differ from those projected or estimated are discussed herein and in other filings with the Securities and Exchange Commission.


                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (All tables in thousands except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The accompanying unaudited financial information for the three and nine months ended September 30, 1997 and 1998 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997.

      GOODWILL - Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative amount of goodwill at December 31, 1997 and September 30, 1998 was $75.0 million and $166.6 million, respectively. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 25.5% and 88.1%, respectively, at December 31, 1997, and 33.3% and 124.4%, respectively, at September 30, 1998. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. The Company has determined that the period benefited by the goodwill will be no less than 40 years and, accordingly, is amortizing goodwill over a 40 year period. If the Company were not to separately recognize a material intangible asset having a benefit period of less than 40 years, or were not to give effect to shorter benefit periods of factors giving rise to a material portion of the goodwill, earnings reported in periods immediately following the acquisition would be overstated. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. The Company periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. The Company has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years.

      FINANCE AND INSURANCE REVENUE RECOGNITION - The Company records revenue when vehicles are delivered to customers and when vehicle service work is performed.

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

      Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Estimated commission expense charged to cost of sales was approximately $0.4 million and $1.8 million for the three months ended September 30, 1997 and September 30, 1998, respectively, and $1.2 million and $4.1 million for the nine months ended September 30, 1997 and September 30, 1998, respectively.

      RECLASSIFICATION - Certain balances reported in prior periods have been reclassified to conform with current period presentation.

      COMPREHENSIVE INCOME - There were no material differences between net income and comprehensive income in 1997 or 1998. Comprehensive income amounted to $0.9 million and $5.4 million for the three months ended September 30, 1997 and September 30, 1998, respectively, and $2.5 million and $12.2 million for the nine months ended September 30, 1997 and September 30, 1998, respectively.

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

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                (All tables in thousands except per share amounts)

2. BUSINESS ACQUISITIONS

PENDING ACQUISITIONS

      The Company has entered into definitive agreements to acquire one dealership located in Chattanooga, Tennessee, one dealership located in Charlotte, North Carolina, one dealership located in Tampa, Florida, two dealerships located in Baytown, Texas, and a dealership group comprised of four dealerships located in Birmingham, Alabama. The aggregate purchase price of these acquisitions will be approximately $53.4 million plus the book value of the certain assets acquired and the assumption of certain liabilities. The aggregate purchase price will be payable with approximately $39.8 million in cash to be obtained from borrowings under the Company's $75.0 million secured revolving line of credit with Ford Motor Credit Company (the "Revolving Facility") and from the Company's existing operations, with approximately 13,633 shares of Class A Convertible Preferred Stock, Series II, par value
$.10 per share (the "Series II Preferred Stock") with a liquidation preference of approximately $1,000 per share and with the issuance of warrants to purchase 2,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"). In addition, in connection with the acquisition of the dealership group located in Birmingham, Alabama, the Company may be required to pay additional amounts based on the future pre tax earnings of the dealership group. These acquisitions are expected to be consummated in the fourth quarter of 1998.

ACQUISITIONS COMPLETED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998

      On January 1, 1998, the Company began operation and obtained control of Clearwater Toyota, Clearwater Mitsubishi and Clearwater Collision Center (the "Clearwater Acquisition") located in Clearwater, Florida. On April 1, 1998, the Company began operation and obtained control of Capitol Chevrolet and Imports located in Montgomery, Alabama (the "Montgomery Acquisition"), Century BMW located in Greenville, South Carolina (the "Century Acquisition") and Heritage Lincoln-Mercury located in Greenville, South Carolina (the "Heritage Acquisition"). On May 1, 1998, the Company began operation and obtained control of Casa Ford of Houston, Inc. located in Houston, Texas (the "Casa Ford Acquisition). On July 7, 1998, the Company closed its acquisition of the Hatfield Automotive Group located in Columbus, Ohio (the "Hatfield Acquisition"). On August 1, 1998, the Company began operation and obtained control of the Higginbotham Automotive Group located in Daytona, Florida. The aggregate purchase price for the Clearwater Acquisition, the Montgomery Acquisition, the Century Acquisition, the Heritage Acquisition, the Casa Ford Acquisition, the Hatfield Acquisition and the Higginbotham Acquisition (collectively, the "1998 Acquisitions") was approximately $117.5 million, paid (or payable) with $83.5 million in cash, with 485,294 shares of Class A Common Stock having an estimated fair value of approximately $8.2 million, and with 27,058.8 shares of the Company's Class A Convertible Preferred Stock, par value $.10 per share (the "Preferred Stock") (14,406.3 shares of Class A Convertible Preferred Stock, Series I (the "Series I Preferred Stock"), 6,379.5 shares of Series II Preferred Stock, and 6,273 shares of Class A Convertible Preferred Stock, Series III (the "Series III Preferred Stock")) having an aggregate liquidation preference of approximately $27.1 million and an estimated fair value of approximately $25.8 million. Of the $83.5 million cash portion of the aggregate purchase price, $38.9 million was financed with borrowings under the Revolving Facility, which was subsequently repaid with a portion of the net proceeds of the Company's private offering on July 31, 1998 (the "Notes Offering") of $125 million in aggregate principal amount of its 11% Senior Subordinated Notes due 2008 (the "Notes"), $42.2 million was financed with a portion of the net proceeds from the Notes Offering, and $1.8 million was paid with cash generated from the Company's existing operations. The remaining $0.6 million is payable to the seller of the Montgomery Acquisition on the first and second anniversaries of the closing date of the Montgomery Acquisition. In addition, the Company has issued to the seller of the Century Acquisition warrants to purchase 75,000 shares of the Company's Class A Common Stock at a purchase price equal to the market value of the Class A Common Stock on the date of grant. The estimated fair value of these warrants is approximately $0.5 million. In accordance with terms of the Clearwater Acquisition and the Montgomery Acquisition, the Company may be required to pay additional amounts up to $5.1 million contingent on the future performance of the dealerships acquired in such acquisitions. In addition, in accordance with the terms of the Casa Ford Acquisition, the Company may be required to pay additional amounts to the seller based on the dealership's pre-tax earnings for 1998 and 1999. Any additional amounts paid will be accounted for as additional goodwill.

      The 1998 Acquisitions have been accounted for using the purchase method of accounting and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from the date the Company began operation and obtained control. The purchase price of the 1998 Acquisitions has been allocated as shown below to the assets and liabilities acquired based on their estimated fair market value at the acquisition date. The purchase price and corresponding goodwill may ultimately be different than amounts recorded depending on the actual fair value of tangible net assets acquired and changes in the estimated fair value of Preferred Stock (see Note
6).

     Working capital                  $ 28,084
     Property and equipment              4,008
     Goodwill                           89,667
     Non-current liabilities
       assumed                          (4,275)
                                      --------
     Total purchase price             $117,484
                                      ========

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                (All tables in thousands except per share amounts)

2. BUSINESS ACQUISITIONS -- Continued

      The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the Clearwater Acquisition, Montgomery Acquisition, Century Acquisition, Heritage Acquisition, Casa Ford Acquisition, the Hatfield Acquisition, the Higginbotham Acquisition and the acquisition of dealership groups completed in 1997 had occurred at the beginning of the period in which the acquisitions were completed and at the beginning of the immediately preceding period after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by the Company or whose salaries have been reduced pursuant to employment agreements with the Company. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the periods presented. These results are also not necessarily indicative of the results of future operations.

                                 THREE MONTHS ENDING      NINE MONTHS ENDING
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                 1997           1998      1997          1998
                                ---------- ----------  ----------  ----------
Total revenues                  $  466,672 $  519,516  $1,353,426  $1,459,505
Gross profit                    $   52,803 $   64,793  $  154,708  $  183,160
Net Income                      $    2,590 $    5,519  $    8,233  $   11,905
Diluted net income per share    $     0.19 $     0.40  $     0.59  $     0.81


3. INVENTORIES

      Inventories consist of the following:

                                DECEMBER 31,      SEPTEMBER 30,
                                   1997                1998
                                ------------      -------------
      New vehicles               $   118,751      $     150,594
      Used vehicles                   27,990             44,100
      Parts and accessories            9,085             14,680
      Other                              688              1,573
                                 ------------     -------------
      Total                      $   156,514      $     210,947
                                 ============     =============

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

      The Company has a $75.0 million secured line of credit (the "Revolving Facility") from Ford Motor Credit Company ("Ford Motor Credit"). The Revolving Facility bears interest at a fluctuating per annum rate equal to the "prime" or "base" rate announced by a majority (or if there is no majority, the median rate announced by three) of the following banks: The Chase Manhattan Bank, NationsBank, N.A., Citibank, N.A., Bank of America National Trust and Savings Association and Morgan Guaranty Trust Company of New York (the "Revolving Facility Prime Rate"). The Revolving Facility Prime Rate as of September 30, 1998 was 8.5%. The Revolving Facility will mature in October 1999, unless the Company requests that the term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. No assurance can be given that such extensions will be granted. On July 31, 1998, all indebtedness outstanding under the Revolving Facility was repaid with a portion of the net proceeds from the Notes Offering. As of September 30, 1998, there were no amounts outstanding under the Revolving Facility. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of the Company not to exceed $10 million.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                (All tables in thousands except per share amounts)

4. LONG-TERM DEBT - Continued

      The Company agreed under the Revolving Facility not to pledge any of its assets to any third party (with the exception of currently encumbered real estate and assets of the Company's dealership subsidiaries that are subject to previous pledges or liens). The Revolving Facility also contains certain negative covenants made by the Company, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of (i) total debt to tangible equity (as defined in the Revolving Facility), (ii) current assets to current liabilities,
(iii) earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges, (iv) EBITDA to interest expense, (v) EBITDA to total debt and
(vi) the current lending commitment under the Revolving Facility to scaled assets (as defined in the Revolving Facility). Moreover, the loss of voting control over the Company by O. Bruton Smith, B. Scott Smith and their spouses or immediate family members or the failure by the Company, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. The Company did not meet the specified total debt to tangible equity ratios required by the Revolving Facility at March 31, 1998 and at June 30, 1998 and obtained a waiver with regard to such requirement from Ford Motor Credit. In connection with the Offering, the Company and Ford Motor Credit amended the Revolving Facility to provide that the Company's 11% Senior Subordinated Notes due 2008 (the "Notes"), which are subordinated to the Revolving Facility, will be treated as equity capital for purposes of this ratio and, accordingly, the Company is in compliance with this and all other restrictive covenants as of September 30, 1998.

      On July 31, 1998, the Company completed a private placement of the Notes in the aggregate principal amount of $125,000,000. The Notes are unsecured, mature on August 1, 2008, and are redeemable at the Company's option after August 1, 2003. Interest payments are due semi-annually on February 1 and August 1, commencing February 1, 1999. The Notes are subordinated to all present and future senior indebtedness of the Company, including the Revolving Facility. Redemption prices during 12 month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter. Net proceeds after commissions and discounts, including issuance discount of $937,500, amounted to $120,625,000 and were used to finance certain of the 1998 Acquisitions and to repay amounts outstanding under the Revolving Facility. The discount on the Notes is included in other noncurrent assets and is being amortized using the effective interest method over the term of the notes. On November 5, 1998, the Company initiated an exchange offer to exchange the Notes for identical Notes registered under the Securities Act of 1933 (the "Notes Exchange Offer"). The Notes Exchange Offer will expire on December 7, 1998.

      The Indenture governing the Notes contains certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions.

5. RELATED PARTIES

REGISTRATION RIGHTS AGREEMENT:

       As part of the reorganization of the Company in connection with its initial public offering (the "Reorganization"), the Company entered into a Registration Rights Agreement dated as of June 30, 1997 (the "Registration Rights Agreements") with Sonic Financial Corporation ("SFC"), Bruton Smith, Scott Smith and Egan Group, LLC (the "Egan Group"). SFC, Bruton Smith, Scott Smith and the Egan Group currently are the owners of record of 4,440,625, 1,035,625, 478,125 and 245,625 shares of Class B Common Stock, respectively. Upon the registration of any of their shares or as otherwise provided in the Company's Amended and Restated Certificate of Incorporation, such shares will automatically be converted into a like number of shares of Class A Common Stock. Subject to certain limitations, the Registration Rights Agreements provide SFC, Bruton Smith, Scott Smith and the Egan Group with certain piggyback registration rights that permit them to have their shares of Common Stock, as selling security holders, included in any registration statement pertaining to the registration of Class A Common Stock for issuance by the Company or for resale by other selling security holders, with the exception of registration statements on Forms S-4 and S-8 relating to exchange offers (and certain other transactions) and employee stock compensation plans, respectively. These registration rights will be limited or restricted to the extent an underwriter of an offering, if an underwritten offering, or the Company's Board of Directors, if not an underwritten offering, determines that the amount to be registered by SFC, Bruton Smith, Scott Smith or the Egan Group would not permit the sale of Class A Common Stock in the quantity and at the price originally sought by the Company or the original selling security holders, as the case may be. The Registration Rights Agreement expires on the November 17, 2007. SFC is controlled by the Company's Chairman and Chief Executive Officer, Bruton Smith.

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

5. RELATED PARTIES - Continued

      In connection with the Company obtaining the Revolving Facility and a global floor plan line of credit for all its dealership subsidiaries ("the Floor Plan Facility" and, together with the Revolving Facility, the "Ford Credit Facilities"), Mr. Smith personally guaranteed the obligations of the Company under the Ford Credit Facilities, and such obligations were further secured with a pledge of shares of common stock of SMI owned directly by him or through SFC and having an estimated value at December 31, 1997 of approximately $50.0 million (the "Revolving Pledge").

      In December 1997, upon the increase of the borrowing limit under the Revolving Facility to the maximum loan commitment of $75.0 million, the Revolving Pledge remained in place, Mr. Smith's guarantee of the Revolving Facility was released and Mr. Smith was required to lend $5.5 million (the "Subordinated Smith Loan") to the Company to increase its capitalization. The Subordinated Smith Loan was required by Ford Motor Credit as a condition to its agreement to increase the borrowing limit under the Revolving Facility because the net offering proceeds to the Company from its initial public offering of Class A Common Stock (the "IPO") in November 1997 were significantly less than expected by the Company and Ford Motor Credit. The Subordinated Smith Loan is evidenced by the Company's Subordinated Promissory Note dated December 1, 1997 in favor of Mr. Smith, bears interest at prime plus 0.5% and matures on November 30, 2000. All amounts owed by the Company to Mr. Smith under (i) the Subordinated Smith Loan are subordinate in right of payment to all amounts owed by the Company under the Ford Credit Facilities pursuant to the terms of a Subordination Agreement dated as of December 5, 1997 between Mr. Smith and Ford Motor Credit, and (ii) the Notes, pursuant to the terms of a Subordination Agreement dated as of July 31, 1998 between Mr. Smith and the trustee under the indenture governing the Notes.

DEALERSHIP LEASES:

   On July 9, 1998, the Company entered into, subject to the approval of the Company's Board of Directors and the Company's independent directors, a Strategic Alliance Agreement and Agreement for the Mutual Referral of Acquisition Opportunities (the "Alliance Agreement") with an operating partnership controlled by Mar Mar Realty Trust, a Maryland real estate investment trust ("MMRT"). MMRT owns the real estate associated with various automobile dealerships, automotive aftermarket retailers and other automotive related businesses and leases such property to the business operators located thereon. Mr. Bruton Smith, the Company's Chairman and Chief Executive Officer, serves as the chairman of MMRT's board of trustees and is presently its controlling shareholder.

   Under the Alliance Agreement, the Company has agreed to refer real estate acquisition opportunities that arise in connection with its dealership acquisitions to MMRT. In exchange, MMRT has agreed to refer dealership acquisition opportunities to the Company and to provide to the Company, at the Company's cost, certain real estate development, maintenance, survey, and inspection services. Pursuant to the Alliance Agreement, the Company has entered into contracts to sell the real estate associated with Town and Country Toyota and Fort Mill Ford, two of the Company's dealerships, for an aggregate purchase price of $10.3 million. In addition, the Alliance Agreement provides for an agreed form of lease (the "Sonic Form Lease") pursuant to which MMRT would lease real estate to the Company should MMRT acquire real estate associated with any of the Company's operations. Presently, the Company leases or intends to lease from MMRT 29 parcels of land associated with 21 of its dealerships, including the real estate associated with Town and Country Toyota and Fort Mill Ford which the Company will lease back from MMRT pursuant to leases substantially similar to the Sonic Form Lease. The aggregate initial annual base rent to be paid by the Company for all 29 properties under the leases with MMRT is approximately $7.7 million.

CHARTOWN TRANSACTIONS

      Chartown is a general partnership engaged in real estate development and management. Before the Reorganization, Town & Country Ford maintained a 49% partnership interest in Chartown with the remaining 51% held by SMDA Properties, LLC, a North Carolina limited liability company ("SMDA"). Mr. Smith owns an 80% direct membership interest in SMDA with the remaining 20% owned indirectly through SFC. In addition, SFC also held a demand promissory note for approximately $1.6 million issued by Chartown (the "Chartown Note"), which was uncollectible due to insufficient funds. As part of the Reorganization, the Chartown Note was canceled and Town & Country Ford transferred its partnership interest in Chartown to SFC for nominal consideration. In connection with that transfer, SFC agreed to indemnify Town & Country Ford for any and all obligations and liabilities, whether known or unknown, relating to Chartown and Town & Country Ford's ownership thereof.

THE BOWERS VOLVO NOTE

      In connection with Volvo's approval of the Company's acquisition of a Volvo franchise as part of the acquisition of the Bowers Dealerships and Affiliated Companies Acquisition in 1997 (the "Bowers Acquisition"), Volvo, among other things, conditioned its approval upon Nelson E. Bowers, II, the Company's Executive Vice President and a Director, acquiring and maintaining a 20% interest in the Company's Sonic Automotive of Chattanooga, LLC ("Chattanooga Volvo") subsidiary that will operate the Volvo franchise. Mr. Bowers financed all of the purchase price for this 20% interest by issuing a promissory note (the "Bowers Volvo Note") in favor of Sonic Automotive of Nevada, Inc. ("Sonic Nevada"), the wholly-owned subsidiary of the Company that controls a majority interest in Chattanooga Volvo. The Bowers Volvo Note is secured by Mr. Bowers' interest in Chattanooga Volvo.

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

      The Company had amounts receivable from affiliates of $1.0 million and $1.2 million at December 31, 1997 and September 30, 1998, respectively. Of this amount, $622,000 and $1.1 million relates to advances made by the Company to SFC at December 31, 1997 and September 30, 1998, respectively. The remaining $425,000 and $112,000 at December 31, 1997 and September 30, 1998, respectively, primarily relates to receivables from executives of the Company who were former owners of certain dealerships acquired in 1997. These receivables resulted from differences in the negotiated and actual net book value of the dealerships at the date of acquisitions. The amounts receivable from affiliates are non-interest bearing and are classified as current based on the expected repayment dates.

      The Company had amounts payable to affiliates of $4.8 million and $4.4 million at December 31, 1997 and September 30, 1998, respectively. Amounts payable to affiliates includes a note payable to Nelson E. Bowers, II, the Company's Executive Vice-President and former owner of the Bowers Dealerships, resulting from the acquisition of the Bowers Dealerships. The note is payable in 28 equal quarterly installments bearing interest at prime less 0.5%. The balance outstanding under this note was $4.0 million and $3.6 million at December 31, 1997 and September 30, 1998, respectively. The current portion of this note amounted to $445,000 at December 31, 1997 and September 30, 1998. The remaining portion of the amount payable to affiliates consisted of other loans from affiliates, the majority of which bear interest at 8.75%, and is classified as noncurrent based upon the expected repayment dates.


6.  CAPITAL STRUCTURE AND PER SHARE DATA

      PREFERRED STOCK - In 1997, the Company authorized 3 million shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding as of December 31, 1997.

      In March, 1998, the Board of Directors designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $.10 per share, which was divided into 100,000 of Series I Convertible Preferred Stock, par value $.10 per share (the "Series I Preferred Stock"), 100,000 shares of Series II Convertible Preferred Stock, par value $.10 per share (the "Series II Preferred Stock"), and 100,000 shares of Series III Convertible Preferred Stock, par value $.10 per share (the "Series III Preferred Stock" and together with the Series I Preferred Stock and the Series II Preferred Stock, collectively, the "Preferred Stock").

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

6.  CAPITAL STRUCTURE AND PER SHARE DATA - Continued

      Preferred Stock reported in the accompanying Unaudited Consolidated Balance Sheet as of September 30, 1998 consists of 14,406 shares of Series I Preferred Stock, 6,380 shares of Series II Preferred Stock, and 6,273 shares of Series III Preferred Stock issued in connection with the consummation of the 1998 Acquisitions (see Note 2). These shares of Preferred Stock were preliminarily recorded at their estimated fair value pending completion of an independent valuation.

      WARRANTS - In connection with the acquisition of Dyer Volvo in November 1997, the Company issued on January 15, 1998, warrants to purchase 44,391 shares of Class A Common Stock at $12 per share, which is currently exercisable and expires on January 15, 2003. In addition, in connection with the Century Acquisition, the Company issued on July 31, 1998 warrants to purchase 75,000 shares of the Company's Class A Common Stock at $21.19 per share, which is currently exercisable and expires on July 31, 2003. The Company has recorded the issuance of such warrants at an estimated fair value pending completion of an independent valuation.

      PER SHARE DATA - The calculation of diluted net income per share considers the potential dilutive effect of options and shares under the Company's stock compensation plans, Class A Common Stock purchase warrants, and the Preferred Stock (which is convertible into Class A Common Stock). The following table illustrates the dilutive effect of such items on EPS:


                    For the three months ended        For the nine months ended
                        September 30, 1998                September 30, 1998
                    --------------------------      ----------------------------
                                     Per-Share                         Per-Share
                    Income    Shares    Amount      Income    Shares     Amount
                    ------    ------ ---------      ------    ------   ---------
                     (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS) BASIC EPS

Income available to
   common share-
   holders         $  5,426   11,365 $    0.48    $ 12,230    11,298   $   1.08
                                     =========                        =========
EFFECT OF DILUTIVE
  SECURITIES
Stock compensation
  plans                  -       359                    -        265
Warrants                 -        18                    -         13
Convertible Preferred
  Stock                  -     1,321                    -        564
                   --------  -------               -------    ------

DILUTED EPS

Income available to
  common shareholders
  + assumed conver-
  sions            $  5,426   13,063 $    0.42    $ 12,230    12,140   $   1.01
                   ========   ====== =========    ========    ======   ========


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

                                                     PERCENTAGE OF TOTAL REVENUES FOR
                                                      THREE MONTHS       NINE MONTHS
                                                         ENDED              ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                    -----------------  -----------------
                                                     1997     1998      1997      1998
                                                    -------  --------  -------   -------

Revenues:
New vehicle sales ...............................     63.4%    61.0%      64.1%    60.3%
Used vehicle sales ..............................     23.5%    26.9%      22.9%    27.3%
Parts, service and collision repair .............     10.5%    10.0%      10.7%    10.3%
Finance and insurance ...........................      2.6%     2.1%       2.3%     2.1%
Total revenues ..................................    100.0%   100.0%     100.0%   100.0%
Cost of sales ...................................     88.4%    87.5%      88.7%    87.4%
Gross profit ....................................     11.6%    12.5%      11.3%    12.6%
Selling, general and administrative .............      8.9%     9.3%       8.6%     9.4%
Operating income ................................      2.7%     3.2%       2.7%     3.2%
Interest expense ................................      1.6%     1.4%       1.6%     1.5%
Income before taxes .............................      1.2%     1.7%       1.2%     1.7%


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES. Revenues grew in each of the Company's primary revenue areas for the first nine months of 1998 as compared with the first nine months of 1997, causing total revenues to increase 240.5% to $1,158.5 million. New vehicle sales revenue increased 220.3% to $698.2 million in the first nine months of 1998, compared with $218.0 million in the first nine months of 1997. The increase was due primarily to an increase in new vehicle unit sales of 182.8% to 29,262, as compared with 10,348 in the first nine months of 1997 resulting principally from additional unit sales contributed by the acquisitions of Jeff Boyd Chrysler-Plymouth-Dodge in June 1997; Lake Norman Dodge and Affiliates in September 1997; Ken Marks Ford in October 1997; Dyer Volvo and the Bowers Dealerships and Affiliated Companies in November 1997; Clearwater Toyota, Clearwater Mitsubishi, and Clearwater Collision Center in January 1998; Century BMW, Heritage Lincoln Mercury, and Capitol Chevrolet and Imports in April 1998; Casa Ford of Houston in May 1998; Hatfield Automotive Group in July 1998 and Higginbotham Automotive Group in August 1998 (collectively, the "Closed Acquisitions"). The remainder of the increase was due to a 13.3% increase in the average selling price of new vehicles resulting principally from sales of higher priced import vehicles contributed by the Closed Acquisitions.

      Used vehicle revenues from retail sales increased 340.0% to $232.1 million in the first nine months of 1998 from $52.7 million in the first nine months of 1997. The increase was due primarily to an increase in used vehicle unit sales of 305.4% to 17,211, as compared with 4,245 in the first nine months of 1997, resulting from additional unit sales contributed by the Closed Acquisitions. The remainder of the increase was due to a 8.5% increase in the average selling price of used vehicles resulting principally from sales of higher priced luxury and import vehicles contributed by the Closed Acquisitions along with an increase in used vehicle revenues of 15.4% in the first nine months of 1998 compared to the first nine months of 1997 from used vehicle revenues from stores owned for longer than one year.

      The Company's parts, service and collision repair revenue increased 227.4% to $118.9 million in the first nine months of 1998 compared to $36.3 million in the first nine months of 1997, due principally to the Closed Acquisitions. Finance and insurance revenue increased $16.5 million, or 205.6%, due principally to increased new vehicle sales and related financing.

      GROSS PROFIT. Gross profit increased 280.5% to $146.1 million in the first nine months of 1998 from $38.4 million in the first nine months of 1997 due principally to increases in revenues contributed by the Closed Acquisitions. Gross profit as a percentage of sales increased to 12.6% from 11.3% due to increases in new vehicle gross margins from 6.8% to 7.7% resulting from sales of higher margin import vehicles contributed by acquired dealerships, as well as improved gross margins of used vehicles from 8.2% to 10.0% resulting from efforts made to improve management of used vehicle inventories. In addition, because gross margins from used vehicle revenues are higher than gross margins from new vehicle revenues, an increase in used vehicle revenues as a percentage of total revenues from 15.5% in the first nine months of 1997 to 20.0% in the first nine months of 1998, and a decrease in new vehicle revenues as a percentage of total revenues from 64.1% in the first nine months of 1997 to 60.3% in the first nine months of 1998, also contributed to the overall increase in gross profits as a percentage of total revenues.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased 272.7% to $108.9 million in the first nine months of 1998 from $29.2 million in the first nine months of 1997. Such expenses as a percentage of revenues increased to 9.4% from 8.6% due principally to expenses inherent with the initial growth and formation of the Company. In addition, the increase in used vehicle revenues as a percentage of total revenues which resulted in the increase in gross profits and gross profit margins also resulted in increased expenses related to employee commissions.

      INTEREST EXPENSE, FLOORPLAN. Interest expense, floorplan increased 137.3% to $11.9 million from $5.0 million, due primarily to floorplan interest incurred by the Closed Acquisitions. As a percentage of total revenues, floor plan interest decreased from 1.5% to 1.0% primarily due to decreased interest rates under the Company's floor plan financing arrangements, as well as improvement in turnover rates.

      INTEREST EXPENSE, OTHER. Interest expense, other increased to $5.6 million from $0.4 million, due primarily to interest incurred on the Notes and on acquisition-related indebtedness.

      NET INCOME. As a result of the factors noted above, the Company's net income increased by $9.8 million in the first nine months of 1998 compared to the first nine months of 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES. Revenues grew in each of the Company's primary revenue areas for the three months ended September 30, 1998 as compared with the three months ended September 30, 1997, causing total revenues to increase 300.2% to $509.7 million. New vehicle sales revenue increased 284.8% to $310.7 million for the three months ended September 30, 1998, compared with $80.8 million for the three months ended September 30, 1997. The increase was due primarily to an increase in new vehicle unit sales of 233.6% to 12,661, as compared with 3,795 for the three months ended September 30, 1997 resulting principally from additional unit sales contributed by the Closed Acquisitions. The remainder of the increase was due to a 15.3% increase in the average selling price of new vehicles resulting principally from sales of higher priced import vehicles contributed by the Closed Acquisitions.

      Used vehicle revenues from retail sales increased 395.8% to $99.6 million for the three months ended September 30, 1998 from $20.1 million for the comparable period of 1997. The increase was due primarily to an increase in used vehicle unit sales of 366.2% to 7,492 as compared with 1,607 for the three months ended September 30, 1997, resulting from additional unit sales contributed by the Closed Acquisitions. The remainder of the increase was due to a 6.4% increase in the average selling price of used vehicles resulting principally from sales of higher priced luxury and import vehicles contributed by the Closed Acquisitions along with an increase in used vehicle revenues of 12.1% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 from used vehicle revenues on a same store basis

      The Company's parts, service and collision repair revenue increased 279.5% to $50.9 million for the three months ended September 30, 1998 compared to $13.4 million for the same period of the prior year, due principally to the Closed Acquisitions. Finance and insurance revenue increased $7.8 million, or 236.5%, due principally to increased new vehicle sales and related financing.

      GROSS PROFIT. Gross profit increased 331.2% to $63.6 million for the three months ended September 30, 1998 from $14.8 million for the three months ended September 30, 1997 due principally to increases in revenues contributed by the Closed Acquisitions. Gross profit as a percentage of sales increased to 12.5% from 11.6% due to increases in new vehicle gross margins from 7.3% to 7.6% resulting from sales of higher margin import vehicles contributed by acquired dealerships, as well as improved gross margins of used vehicles from 7.7% to 10.2% resulting from efforts made to improve management of used vehicle inventories. In addition, because gross margins from used vehicle revenues are higher than gross margins from new vehicle revenues, an increase in used vehicle revenues as a percentage of total revenues from 15.8% in the third quarter of 1997 to 19.5% in the third quarter of 1998, and a decrease in new vehicle revenues as a percentage of total revenues from 63.4% in the third quarter of 1997 to 61.0% in the third quarter of 1998, also contributed to the overall increase in gross profits as a percentage of total revenues.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased 320.0% to $47.4 million for the three months ended September 30, 1998 from $11.3 million for the same period in the prior year. Such expenses as a percentage of revenues increased to 9.3% from 8.9% due principally to expenses inherent with the initial growth and formation of the Company. In addition, the increase in used vehicle revenues as a percentage of total revenues which resulted in the increase in gross profits and gross profit margins also resulted in increased expenses related to employee commissions.

      INTEREST EXPENSE, FLOORPLAN. Interest expense, floorplan increased 128.2% to $4.5 million from $2.0 million, due primarily to floorplan interest incurred by the Closed Acquisitions. As a percentage of total revenues, floor plan interest decreased from 1.6% to 0.9% primarily due to decreased interest rates under the Company's floor plan financing arrangements, as well as improvement in inventory turnover rates.

      INTEREST EXPENSE, OTHER. Interest expense, other increased to $2.8 million from $0.1 million, due primarily to interest incurred on the Notes and on acquisition-related indebtedness.

      NET INCOME. As a Result of the Factors Noted Above, the Company's Net income increased by $4.5 million for the three months ended September 30, 1998 compared to comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES :

      The Company's principal needs for capital resources are to finance acquisitions and fund debt service and working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its various credit facilities, and borrowings and capital contributions from its stockholders to finance its operations and expansion. On November 10, 1997, the Company completed its initial public offering of its Class A Common Stock, par value $.01 per share, providing approximately $53.7 million of additional capital resources for the consummation of certain of the Closed Acquisitions. In addition, on July 31, 1998, the Company completed its private placement of $125 million of its 11% Senior Subordinated Notes due 2008 (the "Notes") which provided an additional $120.6 million of capital resources for the consummation of certain of the Closed Acquisitions and for future acquisitions (the "Notes Offering").

      The Company currently has a standardized floor plan credit facility with Ford Motor Credit for each of the Company's dealership subsidiaries (the "Floor Plan Facility"). As of September 30, 1998, there was an aggregate of $174.0 million outstanding under the Floor Plan Facility. The Floor Plan Facility at September 30, 1998 had an effective rate of prime less .9%, subject to certain incentives. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balance is generally reduced by the applicable automobile manufacturer's (the "Manufacturer's") purchase discounts, and such reduction is not reflected in the related floor plan liability. These Manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to the Company by the Manufacturer on a quarterly basis. The related floor plan liability becomes due as vehicles are sold.

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

      During the first nine months of 1998, the Company generated net cash of $4.2 million from operating activities, compared to $8.1 million in the first nine months of 1997. The decrease was attributable principally to repayments on notes payable - floorplan as well as increases in receivables and other assets due to additional acquisitions and revenue growth.

      Cash used in investing activities for the first nine months of 1998, excluding amounts paid in acquisitions, was approximately $2.6 million, all of which represented capital expenditures. For the first nine months of 1997, cash used in investing activities, excluding amounts paid in acquisitions, was approximately $1.6 million, all of which represented capital expenditures. The Company's principal capital expenditures typically include building improvements and equipment for use in the Company's dealerships.

      Cash provided by financing activities for the nine months of 1998 of $87.1 million primarily reflects net proceeds received from the issuance of the Notes as well as amounts borrowed under the Company's revolving credit facility to finance acquisitions.

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

      The Company has a $75 million secured revolving line of credit (the "Revolving Facility") from Ford Motor Credit. The Revolving Facility bears interest at a fluctuating per annum rate equal to the "prime" or "base" rate announced by a majority (or if there is no majority, the median rate announced by the three) of the following banks: The Chase Manhattan Bank, NationsBank, N.A., Citibank, N.A., Bank of America National Trust and Savings Association and Morgan Guaranty Trust Company of New York (the "Revolving Facility Prime Rate"). The Revolving Facility Prime Rate as of September 30, 1998 was 8.5%. The Revolving Facility will mature in October 1999, unless the Company requests that the term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. No assurance can be given that such extensions will be granted. On July 31, 1998, all indebtedness outstanding under the Revolving Facility was repaid with a portion of the net proceeds from the Notes Offering. As of September 30, 1998, there were no amounts outstanding under the Revolving Facility. Future amounts to be drawn under the Revolving Facility will be used for the acquisition of additional dealerships and to provide general working capital needs of the Company not to exceed $10 million.

      The Company agreed under the Revolving Facility not to pledge any of its assets to any third party (with the exception of currently encumbered real estate and assets of the Company's dealership subsidiaries that are subject to previous pledges or liens). The Revolving Facility also contains certain negative covenants made by the Company, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of (i) total debt to tangible equity (as defined in the Revolving Facility), (ii) current assets to current liabilities,
(iii) earnings before interest, taxes, depreciation and amortization (EBITDA) to fixed charges, (iv) EBITDA to interest expense, (v) EBITDA to total debt and
(vi) the current lending commitment under the Revolving Facility to scaled assets (as defined in the Revolving Facility). Moreover, the loss of voting control over the Company by O. Bruton Smith, B. Scott Smith and their spouses or immediate family members or the failure by the Company, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. The Company did not meet the specified total debt to tangible equity ratios required by the Revolving Facility at March 31, 1998 and at June 30, 1998 and obtained a waiver with regard to such requirement from Ford Motor Credit. In connection with the Offering, the Company and Ford Motor Credit amended the Revolving Facility to provide that the Notes (which are subordinated to the Revolving Facility) will be treated as equity capital for purposes of this ratio and, accordingly, the Company is in compliance with this and all other restrictive covenants as of September 30, 1998.

      On July 31, 1998, the Company completed its private placement of the Notes in the aggregate principal amount of $125,000,000. The Notes are unsecured, mature on August 1, 2008, and are redeemable at the Company's option after August 1, 2003. Interest payments are due semi-annually on February 1 and August 1, commencing February 1, 1999. The Notes are subordinated to all present and future senior indebtedness of the Company, including the Revolving Facility. Redemption prices during 12 month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter. Net proceeds after commissions and discounts, including issuance discount of $937,500, amounted to $120,625,000 and were used to finance certain of the 1998 Acquisitions and to repay amounts outstanding under the Revolving Facility. On November 5, 1998, the Company initiated an exchange offer to exchange the Notes for identical Notes registered under the Securities Act of 1933 (the "Notes Exchange Offer"). The Notes Exchange Offer will expire on December 7, 1998.

      The Indenture governing the Notes contains certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions.

      In 1997, the Company authorized 3 million shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. In March, 1998, the Board of Directors designated 300,000 shares of preferred stock as Class A Convertible Preferred Stock, par value $.10 per share, which was divided into 100,000 of Series I Convertible Preferred Stock, par value $.10 per share (the "Series I Preferred Stock"), 100,000 shares of Series II Convertible Preferred Stock, par value $.10 per share (the "Series II Preferred Stock"), and 100,000 shares of Series III Convertible Preferred Stock, par value $.10 per share (the "Series III Preferred Stock" and together with the Series I Preferred Stock and the Series II Preferred Stock, collectively, the "Preferred Stock").

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

      On January 1, 1998, the Company began operation and obtained control of Clearwater Toyota, Clearwater Mitsubishi and Clearwater Collision Center (the "Clearwater Acquisition") located in Clearwater, Florida. On April 1, 1998, the Company began operation and obtained control of Capitol Chevrolet and Imports located in Montgomery, Alabama (the "Montgomery Acquisition"), Century BMW located in Greenville, South Carolina (the "Century Acquisition") and Heritage Lincoln-Mercury located in Greenville, South Carolina (the "Heritage Acquisition"). On May 1, 1998, the Company began operation and obtained control of Casa Ford of Houston, Inc. located in Houston, Texas (the "Casa Ford Acquisition). On July 7, 1998, the Company closed its acquisition of the Hatfield Automotive Group located in Columbus, Ohio (the "Hatfield Acquisition"). On August 1, 1998, the Company began operation and obtained control of the Higginbotham Automotive Group located in Daytona, Florida. The aggregate purchase price for the Clearwater Acquisition, the Montgomery Acquisition, the Century Acquisition, the Heritage Acquisition, the Casa Ford Acquisition, the Hatfield Acquisition and the Higginbotham Acquisition (collectively, the "1998 Acquisitions") was approximately $117.5 million, paid (or payable) with $83.5 million in cash, with 485,294 shares of Class A Common Stock having an estimated fair value of approximately $8.2 million, and with 27,058.8 shares of Preferred Stock (14,406.3 shares of Series I Preferred Stock, 6,379.5 shares of Series II Preferred Stock, and 6,273 shares of Series III Preferred Stock) having an aggregate liquidation preference of approximately $27.1 million and an estimated fair value of approximately $25.8 million. Of the $83.5 million cash portion of the aggregate purchase price, $38.9 million was financed with borrowings under the Revolving Facility, which was subsequently repaid with a portion of the net proceeds from the Notes Offering, $42.2 million was financed with a portion of the net proceeds from the Notes Offering, and $1.8 million was paid with cash generated from the Company's existing operations. The remaining $0.6 million is payable to the seller of the Montgomery Acquisition on the first and second anniversaries of the closing date of the Montgomery Acquisition. In addition, the Company has issued to the seller of the Century Acquisition warrants to purchase 75,000 shares of the Company's Class A Common Stock at a purchase price equal to the market value of the Class A Common Stock on the date of grant. The estimated fair value of these warrants is approximately $0.5 million. In accordance with terms of the Clearwater Acquisition and the Montgomery Acquisition, the Company may be required to pay additional amounts up to $5.1 million contingent on the future performance of the dealerships acquired in such acquisitions. In addition, in accordance with the terms of the Casa Ford Acquisition, the Company may be required to pay additional amounts to the seller based on the dealership's pre-tax earnings for 1998 and 1999. Any additional amounts paid will be accounted for as additional goodwill.

      The Company has entered into definitive agreements to acquire one dealership located in Chattanooga, Tennessee, one dealership located in Charlotte, North Carolina, one dealership located in Tampa, Florida, two dealerships located in Baytown, Texas, and a dealership group comprised of four dealerships located in Birmingham, Alabama. The aggregate purchase price of these acquisitions will be approximately $53.4 million plus the book value of the certain assets acquired and the assumption of certain liabilities. The aggregate purchase price will be payable with approximately $39.8 million in cash to be obtained from borrowings under the Revolving Facility and from the Company's existing operations, with approximately 13,633 shares of Series II Preferred Stock with a liquidation preference of approximately $1,000 per share and with the issuance of warrants to purchase 2,000 shares of Class A Common Stock. In addition, in connection with the acquisition of the dealership group located in Birmingham, Alabama, the Company may be required to pay additional amounts based on the future pre tax earnings of the dealership group. These acquisitions are expected to be consummated in the fourth quarter of 1998.

      The Company incurred a tax liability of approximately $7.1 million in connection with the change in its tax basis of accounting for inventory from LIFO to FIFO, which is payable over a six-year period beginning in January 1998. In addition, in connection with the Montgomery Acquisition and the Casa Ford Acquisition, the Company incurred an additional tax liability in the amount of approximately $2.2 million as a result of the change in accounting for the inventory from LIFO to FIFO, which will be a payable over a six year period. As of September 30, 1998, the remaining cumulative balance of the LIFO tax liability was $7.1 million. The Company expects to be pay such obligation with cash provided by operations.

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

YEAR 2000 COMPLIANCE

      The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures and its has completed an assessment of its own operations in this regard. The Company has determined that its systems are currently Year 2000 compliant and the costs associated with making its systems Year 2000 compliant were immaterial. However, many of the Company's lenders and suppliers, including suppliers that provide finance and insurance products, may be impacted by Year 2000 complications.

      The Company is in the process of making inquiries to its lenders and suppliers regarding their Year 2000 compliance efforts, and it is reviewing the Year 2000 disclosures in documents filed with the Commission for those lenders and suppliers that are publicly-held companies. The Company does not believe that failure of the Company's lenders or suppliers to ensure that their computer systems are Year 2000 compliant will have a material adverse impact on the Company's business, results of operations, and financial condition, although no assurances can be given in this regard. Furthermore, there can be no assurances that Year 2000 deficiencies on the part of dealerships to be acquired by the Company would not have a material adverse impact on the Company's business, results of operations, and financial condition.

      The Company has not yet established a contingency plan in the event that its expectations regarding Year 2000 problems are incorrect, but the Company intends to create such a contingency plan within the next six months. At this time, it is impossible to state with certainty whether Year 2000 computer software or equipment failures on the part of the Company or third parties involved with the Company will have a material adverse impact on the Company's results of operations, liquidity and financial condition. However, based on the Company's assessment of its own operations, the Company believes it is adequately prepared to deal with Year 2000 problems which may arise.

SIGNIFICANT MATERIALITY OF GOODWILL

      Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative amount of goodwill at December 31, 1997 and September 30, 1998 was $75.0 million and $166.1 million, respectively. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 25.5% and 88.1%, respectively, at December 31, 1997, and 33.2% and 124.0%, respectively, at September 30, 1998. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. The Company has determined that the period benefited by the goodwill will be no less than 40 years and, accordingly, is amortizing goodwill over a 40 year period. If the Company were not to separately recognize a material intangible asset having a benefit period of less than 40 years, or were not to give effect to shorter benefit periods of factors giving rise to a material portion of the goodwill, earnings reported in periods immediately following the acquisition would be overstated. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. The Company periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. The Company has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and these is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      The following sets forth certain information as to all equity securities sold by the Company during the periods discussed that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). As to all such transactions, an exemption was claimed under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder ("Regulation D") as transactions not involving a public offering in view of sophistication of the purchasers, their access to material information about the Company, the disclosures actually made to them by the Company, the absence of any general solicitation or advertising, the status of the purchasers as "accredited investors" as that term is defined in Rule 501 (a) of Regulation D and the filing by the Company of the appropriate forms in connection therewith. All such private sales of the Company's equity securities were made to the owners of assets associated with, or the capital stock of, automobile dealerships acquired by the Company as a part of the Company's dealership acquisition strategy.

      The Company has privately issued its Class A Common Stock, par value $.01 per share (the "Class A Common Stock") in the following dealership acquisition transactions:

      On September 18, 1998, the Company issued 485,294 shares of its Class A Common Stock to acquire the assets of HMC Finance Corporation, Inc., Halifax Ford-Mercury, Inc., Higginbotham Automobiles, Inc., Higginbotham
Chevrolet-Oldsmobile, Inc., and Sunrise Auto World, Inc. with a value of approximately $8.2 million.

      The Company has also privately issued its Class A Convertible Preferred Stock, par value $.10 per share (the "Preferred Stock") in dealership acquisition transactions. The Preferred Stock is divided into three series: the Series I Convertible Preferred Stock ("Series I Preferred Stock"), the Series II Convertible Preferred Stock ("Series II Preferred Stock") and the Series III Convertible Preferred Stock ("Series III Preferred Stock"). Each share of Preferred Stock is convertible into shares of Class A Common Stock at the holder's option at specified conversion rates. After the second anniversary of the date of issuance, any shares of Preferred Stock which have not yet been converted are subject to mandatory conversion to Class A Common Stock at the option of the Company. No fractional shares of Class A Common Stock will be issued upon conversion of any shares of Preferred Stock. Instead, the Company will pay cash equal to the value of such fractional shares.

      Generally, each share of Preferred Stock is convertible into that number of shares of Class A Common Stock that has an aggregate Market Price at the time of conversion equal to $1,000 (with certain adjustments for Series II and Series III Preferred Stock). "Market Price" is defined generally as the average closing price per share of the Class A Common Stock on the New York Stock Exchange for twenty trading days immediately preceding the date of conversion. Before the first anniversary of the date of issuance of the Preferred Stock, each holder of Preferred Stock is unable to convert without first giving the Company ten business days' notice and an opportunity to redeem such Preferred Stock at the then applicable redemption price.

      The Company has privately issued Convertible Preferred Stock in the following dealership acquisition transactions:

      On March 24, 1998, the Company issued 3,960 shares of its Series III Preferred Stock to acquire the assets of M&S Auto Resources, Inc. (d/b/a Clearwater Toyota), Clearwater Auto Resources, Inc. (d/b/a Clearwater Mitsubishi) and Clearwater Collision Center, Inc. with a value of approximately $3.4 million.

      On July 8, 1998, the Company issued 14,025 shares of its Series I Preferred Stock to acquire the assets of Hatfield Jeep Eagle, Inc., Hatfield Lincoln Mercury, Inc., Trader Bud's Westside Dodge, Inc., Toyota West, Inc., and Hatfield Hyundai, Inc. with a value of approximately $14.0 million.

      On July 14, 1998, the Company issued 400 shares of Series II Preferred Stock to acquire the assets of Fairway Management Company d/b/a Heritage Lincoln-Mercury with a value of approximately $0.4 million.

      On July 31, 1998, the Company issued 2,166.5 shares of Series II Preferred Stock to acquire the assets of Century Auto Sales, Inc. d/b/a Century BMW with a value of approximately $1.9 million.

      On July 31, 1998, the Company issued 381.3 shares of Series I Preferred Stock and 3,813 shares of Series II Preferred Stock to acquire the outstanding capital stock of Capitol Chevrolet and Imports, Inc. with a value of approximately $3.8 million.

      On July 31, 1998, the Company issued 2,313 shares of Series III Preferred Stock to acquire the outstanding capital stock of Casa Ford of Houston, Inc. ("Casa Ford") with a value of approximately $2.3 million.

      In addition, the Company has privately issued warrants to purchase Class A Common Stock in the following dealership acquisition transactions:

      On January 15, 1998, the Company issued warrants to purchase 44,391 shares of the Company's Class A Common Stock at an exercise price of $12 per share, which warrants are currently exercisable at the option of the holder and expire on January 15, 2003. These warrants were issued as consideration paid by the Company to acquire the assets of Dyer Volvo having an aggregate value of approximately $266,346.

      On July 31, 1998, the Company issued warrants to purchase 75,000 shares of the Company's Class A Common Stock at an exercise price of $21.19 per share, which warrants are currently exercisable at the option of the holder and expire on July 21, 2003. These warrants were issued as consideration paid by the Company to acquire the assets of Century Auto Sales, Inc. d/b/a Century BMW having an aggregate value of approximately $450,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT
   NO.

4.1* Registration Rights Agreement dated as of July 31, 1998 among the Company, the Guarantors named therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, NationsBanc Montgomery Securities LLC and BancAmerica Robertson Stephens (incorporated by reference to
      Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-64397) of the Company (the "Form S-4")).

4.2* Indenture dated as of July 1, 1998 between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.2 to the Form S-4).

4.3* Form of 11% Senior Subordinated Note Due 2008, Series B (incorporated by reference to Exhibit 4.3 to the Form S-4).

10.1* Asset Purchase Agreement dated as of July 7, 1998 by and among the Company, HMC Finance Corporation, Inc., Halifax Ford-Mercury, Inc., Higginbotham Automobiles, Inc., Higginbotham Chevrolet-Oldsmobile, Inc., Sunrise Auto World, Inc. and Dennis D. Higginbotham (the "Higginbotham Purchase Agreement") (incorporated by reference to Exhibit 99.14 to the Company's Current Report on Form 8-K filed July 9, 1998).

10.2* Amendment No. 1 and Supplement to the Higginbotham Purchase Agreement
      (incorporated by reference to Exhibit 10.85a to the Form S-4).

10.3* Amendment No. 2 and Supplement to Asset Purchase Agreement dated as of
      July 8, 1998 between the Company, Hatfield Jeep Eagle, Inc., Hatfield Lincoln Mercury, Inc., Hatfield Hyundai, Inc., Bud C. Hatfield, Dan E. Hatfield, and Dan E. Hatfield, as trustee of The Bud C. Hatfield Sr. Special Irrevocable Trust (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed July 24, 1998 (the "July 24, 1998 Form 8-K")).

10.4* Strategic Alliance Agreement and Agreement for the Mutual Referral of
      Acquisition Opportunities dated July 9, 1998 between the Company and Mar Mar Realty, L.P. (incorporated by reference to Exhibit 99.7 to the July 24, 1998 Form 8-K).

10.5* Purchase Agreement dated as of July 28, 1998 among the Company, the
      Guarantors named therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, NationsBanc Montgomery Securities LLC and BancAmerica Robertson Stephens (incorporated by reference to Exhibit 10.88 to the Form S-4).

10.6* Subordination Agreement dated as of July 31, 1998 between O. Bruton Smith and U.S. Bank Trust National Association (incorporated by reference to
      Exhibit 10.89 to the Form S-4).

10.7* Employment Agreement between the Company and Dennis D. Higginbotham
      (incorporated by reference to Exhibit 10.90 to the Form S-4).

27 Financial data schedule for the nine months ended September 30, 1998 (filed electronically).


* Filed Previously

(b) Reports on Form 8-K.

      On July 9, 1998, the Company filed a Current Report on Form 8-K, dated July 9, 1998, pursuant to Item 5 of such form, announcing the Company's proposed private placement of its $125 million Senior Subordinated Notes due 2008 and announcing the execution of definitive agreements to acquire Economy Cars, Inc., the Hatfield Acquisition, the Montgomery Acquisition, the Century Acquisition, the Heritage Acquisition, the Casa Ford Acquisition, and the Higginbotham Acquisition.

      On July 24, 1998, the Company filed a Current Report on Form 8-K, dated July 9, 1998, pursuant to Item 2 of such form, reporting the Hatfield Acquisition and containing Financial Statements of the Business Acquired and Unaudited Pro Forma Financial Statements Reflecting the Business Combination of Sonic Automotive, Inc. and Hatfield Dealerships.

      On July 24, 1998, the Company filed an Amended Current Report on Form 8-K/A, dated March 24, 1998, relating to its Current Report on Form 8-K filed on March 30, 1998 and containing Unaudited Pro Forma Financial Statements Reflecting the Business Combination of Sonic Automotive, Inc. and Clearwater Dealerships.

      On August 20, 1998, the Company filed an Amended Current Report on Form 8-K/A, dated July 9, 1998, relating to its Current Report on Form 8-K filed on July 24, 1998 and containing Financial Statements of the Business Acquired and Unaudited Pro Forma Financial Statements Reflecting the Business Combination of Sonic Automotive, Inc. and Hatfield Dealerships.

      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SONIC AUTOMOTIVE, INC.
                                          (Registrant)



Date: November 13, 1998               By:   /s/ O. Bruton Smith
      -----------------                       -----------------
                                           O. Bruton Smith
                                           Chairman and Chief Executive Officer



Date: November 13, 1998               By:  /s/ Theodore M Wright
      -----------------                  ------------------------
                                         Theodore M. Wright
                                         Vice President-Finance, Chief Financial
                                         Officer, Treasurer, Secretary
                                           and Director

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                             SONIC AUTOMOTIVE, INC.
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS
-------     -----------------------
 4.1*       Registration Rights Agreement dated as of July 31, 1998 among the
            Company, the Guarantors named therein and Merrill Lynch & Co.,
            Merrill Lynch, Pierce, Fenner & Smith, Incorporated, NationsBanc
            Montgomery Securities LLC and BancAmerica Robertson Stephens
            (incorporated by reference to Exhibit 4.1 to the Registration
            Statement on Form S-4 (File No. 333-64397) of the Company (the "Form
            S-4")).

4.2* Indenture dated as of July 1, 1998 between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.2 to the Form S-4).

4.3* Form of 11% Senior Subordinated Note Due 2008, Series B (incorporated by reference to Exhibit 4.3 to the Form S-4).

10.1* Asset Purchase Agreement dated as of July 7, 1998 by and among the Company, HMC Finance Corporation, Inc., Halifax Ford-Mercury, Inc., Higginbotham Automobiles, Inc., Higginbotham Chevrolet-Oldsmobile, Inc., Sunrise Auto World, Inc. and Dennis D. Higginbotham (the "Higginbotham Purchase Agreement") (incorporated by reference to
            Exhibit 99.14 to the Company's Current Report on Form 8-K filed July 9, 1998).

10.2* Amendment No. 1 and Supplement to the Higginbotham Purchase Agreement (incorporated by reference to Exhibit 10.85a to the Form S-4).

10.3* Amendment No. 2 and Supplement to Asset Purchase Agreement dated as of July 8, 1998 between the Company, Hatfield Jeep Eagle, Inc., Hatfield Lincoln Mercury, Inc., Hatfield Hyundai, Inc., Bud C. Hatfield, Dan E. Hatfield, and Dan E. Hatfield, as trustee of The Bud C. Hatfield Sr. Special Irrevocable Trust (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed July 24, 1998 (the "July 24, 1998 Form 8-K")).

10.4* Strategic Alliance Agreement and Agreement for the Mutual Referral of Acquisition Opportunities dated July 9, 1998 between the Company and Mar Mar Realty, L.P. (incorporated by reference to Exhibit 99.7 to the July 24, 1998 Form 8-K).

10.5* Purchase Agreement dated as of July 28, 1998 among the Company, the Guarantors named therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, NationsBanc Montgomery Securities LLC and BancAmerica Robertson Stephens (incorporated by reference to Exhibit 10.88 to the Form S-4).

10.6* Subordination Agreement dated as of July 31, 1998 between O. Bruton Smith and U.S. Bank Trust National Association (incorporated by reference to Exhibit 10.89 to the Form S-4).

10.7* Employment Agreement between the Company and Dennis D. Higginbotham (incorporated by reference to Exhibit 10.90 to the Form S-4).

27 Financial data schedule for the nine months ended September 30, 1998 (filed electronically).



     * Filed Previously