Form 10-K
period 1998-12-31
SONIC AUTOMOTIVE INC
filed 1999-03-31
CIK 1043509

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from -------  to -------

Commission file number 1-13395



                            SONIC AUTOMOTIVE, INC.
            (Exact Name of Registrant as Specified in its Charter)


                       DELAWARE                       56-2010790
          (State or Other Jurisdiction of          (I.R.S. Employer
          Incorporation or Organization)         Identification No.)

          5401 EAST INDEPENDENCE BOULEVARD
                    P.O. BOX 18747
             CHARLOTTE, NORTH CAROLINA
                                                        28212
    (Address of Principle Executive Offices)         (Zip Code)

                                (704) 532-3320
              (Registrant's telephone number, including area code)


                                ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                              NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                ON WHICH REGISTERED
------------------------------------------- ------------------------
    Class A Common Stock, $.01 Par Value    New York Stock Exchange

                                ---------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $165,950,000 based upon the closing sales price of the registrant's Class A common stock on March 29, 1999 of $14.25 per share. As of March 29, 1999, there were 12,155,963 shares of Class A common stock, par value $.01 per share, and 12,400,000 shares of Class B common stock, par value $.01 per share, outstanding. Unless otherwise indicated, all other share and share price information contained herein takes into account the effect of the two for one stock split effected as of January 25, 1999 in the form of a 100% stock dividend payable to stockholders of record as of January 4, 1999 (the "Stock Split").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS




                                                                                                      PAGE
                                                                                                     -----
PART I
Item 1.  Business ..................................................................................   3
Item 2.  Properties ................................................................................  10
Item 3.  Legal Proceedings .........................................................................  12
Item 4.  Submission of Matters to a Vote of Security Holders .......................................  12
PART II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters .................  13
Item 6.  Selected Financial Data ...................................................................  15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....  15
Item 7a. Quantitative and Qualitative Disclosures About Market Risk ................................  24
Item 8.  Financial Statements and Supplementary Data ...............................................  24
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......  24
PART III
Item 10. Directors and Executive Officers of the Registrant ........................................  25
Item 11. Executive Compensation ....................................................................  27
Item 12. Security Ownership of Certain Beneficial Owners and Management ............................  32
Item 13. Certain Relationships and Related Transactions ............................................  34
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................  39
SIGNATURES .......................................................................................    42
INDEX TO FINANCIAL STATEMENTS ....................................................................    F-1

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of Sonic Automotive, Inc., and statements of Sonic's plans and objectives for future operations, including those contained in the "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections or relating to Sonic's future acquisitions, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "expects," "anticipates," "believes," "intends," and "hopes," variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward- looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in Sonic's markets, including inflation, recession, interest rates and other economic factors; the ability of Sonic to finance its acquisition efforts on acceptable terms; and other factors that generally effect the business of automobile retail companies.

                                    PART I

ITEM 1. BUSINESS

     Sonic Automotive, Inc. (together with its subsidiaries, "Sonic" or "we") was incorporated in the State of Delaware in February 1997. Sonic originally consisted of five automotive dealerships affiliated through the common ownership and control of Mr. O. Bruton Smith, Sonic's Chairman and Chief Executive Officer. These five dealerships became wholly-owned subsidiaries of Sonic on June 30, 1997 pursuant to a reorganization in which Sonic exchanged approximately 12.5 million shares of its Class B common stock, par value $.01 per share for the common stock or membership interests of the five dealerships. On November 12, 1997, Sonic completed an initial public offering of 10.0 million shares of its Class A common stock, par value $.01 per share.

     Sonic is one of the top five automotive retailers in the United States, as measured by total revenue, operating 45 dealerships and 17 collision repair centers in 11 metropolitan areas of the southeastern, southwestern and midwestern United States. We sell new and used cars, light trucks and replacement parts and provide vehicle maintenance, warranty, paint and repair services. We also arrange related financing and insurance ("F&I") for our automotive customers. As of March 30, 1999, Sonic operates dealerships in the following metropolitan markets:


o Atlanta         o Columbus                   o Montgomery
o Birmingham      o Daytona Beach              o Nashville
o Charlotte       o Greenville/Spartanburg     o Tampa/Clearwater
o Chattanooga     o Houston

In several of our markets, our dealerships have a significant market share for new cars and light trucks.

We sell the following 28 domestic and foreign brands:


o Acura        o Chevrolet     o Hyundai      o KIA          o Mitsubishi      o Subaru
o Audi         o Chrysler      o Infiniti     o Lexus        o Oldsmobile      o Toyota
o BMW          o Dodge         o Isuzu        o Lincoln      o Plymouth        o Volkswagen
o Buick        o Ford          o Jeep         o Mercedes     o Porsche         o Volvo
o Cadillac     o Honda                        o Mercury      o Range Rover

GROWTH STRATEGY

     o ACQUIRE SELECTED DEALERSHIPS. We believe that attractive acquisition opportunities exist for dealership groups with significant equity capital and experience in identifying, acquiring and professionally managing dealerships. The automotive retailing industry is highly fragmented, with the largest 100 dealer groups generating approximately 10% of the industry's $673 billion of total sales in 1997 and controlling less than 5% of all new vehicle dealerships in the United States. We believe that these factors, together with the increasing capital costs of operating automobile dealerships, the lack of alternative exit strategies (especially for larger dealerships) and the aging of many dealership owners provide attractive consolidation opportunities. We believe our "hub and spoke" acquisition strategy will allow us to capitalize on economies of scale, offer a greater breadth of products and services and increase brand diversity. Generally, we retain the management of a well-run dealership in order to benefit from its market knowledge, name recognition and local reputation. In addition, we selectively acquire dealerships that have underperformed the industry average but which carry attractive product lines or have attractive locations and which would benefit from our existing infrastructure.

     o INCREASE SALES OF HIGHER MARGIN PRODUCTS AND SERVICES. Sonic intends to pursue opportunities to increase its sales of higher-margin products and services by, for instance, expanding its collision repair business and increasing sales of used vehicles. Our collision repair business provides favorable margins and is not significantly affected by economic cycles or consumer spending habits. Our strategy is to acquire and develop collision repair businesses near our dealerships in order to capitalize on relationships with existing customers and insurance companies.

     We also believe that significant opportunities exist to improve our used vehicle departments, which historically have generated higher margins on sales than our new vehicle departments, by (1) increasing the number of used vehicles sold and (2) increasing gross profit margins on sales of used vehicles. For example, our ability to manage inventory levels more effectively created increased gross profit margins on sales of used vehicles to 10.7% for the year ended December 31, 1998 from 8.6% for the year ended December 31, 1997.

     o CONTROL COSTS. We are focused on controlling expenses and expanding margins at the dealerships we acquire and integrate into our organization. Approximately 73% of our operating costs for the year ended December 31, 1998 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable costs, such as floor plan (8%), advertising (10%) and compensation (50%) expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. In addition, management compensation is tied to individual dealership profitability and stock price appreciation through stock options. This incentive compensation focuses all levels of our organization on cost reduction. We also focus on controlling components of fixed cost. For example, Sonic has reduced its property and casualty and workers' compensation insurance costs due to the benefits of economies of scale.

     o ENHANCE PROFIT OPPORTUNITIES IN FINANCE AND INSURANCE. Sonic offers a wide range of financing and leasing alternatives for the purchase of vehicles, as well as credit life, accident and health and disability insurance and extended service contracts. As a result of our size and scale, we have negotiated increased commissions on the origination of customer vehicle financing and insurance policies, which resulted in incremental F&I commissions exclusive of acquisitions of $2.1 million for the year ended December 31, 1998.


     o TRAIN, DEVELOP AND MOTIVATE QUALIFIED MANAGEMENT. We believe that our well trained dealership personnel is key to our long-term prospects. We require all of our employees, from service technicians to regional vice presidents, to participate in in-house training programs. We believe that our comprehensive training of all employees and the institution of a decentralized, multi-tiered management structure to supervise effectively our dealership operations provide us with a competitive advantage over other dealership groups. This training and organizational structure enables high-level supervision over the dealerships, accurate financial reporting and the ability to maintain good controls as Sonic expands. In order to motivate management, we employ an incentive compensation program for each officer, vice president and dealer/operators, a portion of which is provided in the form of Sonic stock options with additional incentives based on the performance of individual profit centers. We believe that this organizational structure, together with the opportunity for promotion and for equity participation, serve as a strong motivation for our employees.

     o ACHIEVE HIGH LEVELS OF CUSTOMER SATISFACTION. We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles in a positive, "consumer friendly" buying environment. Some manufacturers offer specific performance incentives, on a per vehicle basis, if certain customer satisfaction index ("CSI") levels (which vary by manufacturer) are achieved by a dealer. Manufacturers consider CSI scores in approving acquisitions. In order to keep management focused on customer satisfaction, we include CSI results as a component of our incentive compensation program.


DEALERSHIP MANAGEMENT

     Operations of the dealerships are overseen by Regional Vice Presidents, who report to Sonic's Chief Operating Officer. Each of our dealerships is managed by a dealer/operator who is responsible for the operations of the dealership and the dealership's financial and customer satisfaction performance. The dealer/operator is responsible for selecting, training and retaining dealership personnel. All dealer/operators report to Sonic's Regional Vice Presidents, who in turn report to Sonic's senior management on a regular basis.

     Each dealer/operator is generally complemented by a team which includes two senior managers who aid in the operation of the dealership. The general sales manager is primarily responsible for the operations, personnel, financial performance and customer satisfaction performance of the new vehicle sales, used vehicle sales, and finance and insurance departments. The parts and service director is primarily responsible for the operations, personnel, financial and customer satisfaction performance of the service, parts and collision repair departments (if applicable). Each of the departments of the dealership typically has a manager who reports to the general sales manager or parts and service director.


NEW VEHICLE SALES

     As of December 31, 1998, the Company sold 23 brands of cars, light trucks and sport utility vehicles. The products have a broad range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that our brand, product and price diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. Approximately 14.1% of new vehicle sales in 1998 were luxury brands (for example, BMW, Cadillac, Infiniti and Volvo).

     The following table presents information with respect to Sonic's new vehicle sales:




                                                          NEW VEHICLE SALES
                               ------------------------------------------------------------------------
                                                       YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
                                    1994          1995           1996           1997           1998
                               ------------- -------------- -------------- -------------- -------------
     Unit sales ..............       9,686         10,273         11,693         15,715        41,592
     Sales revenue ...........   $ 164,970     $  186,859     $  233,979     $  343,941     $ 962,939
     Gross profit ............      12,103         13,926         18,001         26,427        75,494
     Gross profit margin .....         7.3%           7.5%           7.7%           7.7%          7.8%

     New vehicle sales include retail lease transactions and lease-type transactions, both of which are arranged by Sonic. New vehicle leases generally have short terms. Lease customers, therefore, return to the new vehicle market more frequently. Leases also provide a source of late-model, generally low mileage, vehicles for our used vehicle inventory. Generally, leased vehicles are under warranty for the entire lease term, which allows us to provide repair service to the lessee throughout the term of the lease.


USED VEHICLE SALES

     Sonic sells a broad variety of makes and models of used cars, vans, trucks and sport utility vehicles. We obtain used vehicles through customer trade-ins, at "closed" auctions which may be attended only by new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions which offer repossessed vehicles and vehicles sold by other dealers. We sell our used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which remain unsold for a specified period of time, to other dealers or wholesalers. Sales to other dealers or wholesalers are frequently close to or below cost and therefore negatively affect our gross margin on used vehicle sales.

     The following table sets forth information on Sonic's used vehicle sales:




                                                                           USED CAR SALES
                                                ---------------------------------------------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS)
                                                     1994          1995          1996          1997          1998
                                                ------------- ------------- ------------- ------------- -------------
     Retail unit sales ........................       4,374        5,172         5,488         6,712        24,591
     Retail sales revenue .....................   $  47,537     $ 60,766      $ 68,054      $ 85,132      $324,740
     Retail gross profit ......................       5,182        5,792         5,748         7,294        34,826
     Retail gross profit margin ...............        10.9%         9.5%          8.4%          8.6%         10.7%
     Wholesale unit sales .....................       4,656        5,009         5,344         7,287        21,886
     Wholesale sales revenue ..................   $  16,062     $ 20,025      $ 25,642      $ 38,785      $119,351
     Wholesale gross profit/(loss) ............          43          (45)          (23)         (599)       (1,166)
     Wholesale gross profit/(loss) margin .....         0.3%        (0.2)%        (0.1)%        (1.5)%        (1.0)%
     Total unit sales .........................       9,030       10,181        10,832        13,999        46,477
     Total sales revenue ......................   $  63,599     $ 80,791      $ 93,696      $123,917      $444,091
     Total gross profit .......................       5,225        5,747         5,725         6,695        33,660
     Total gross profit margin ................         8.2%         7.1%          6.1%          5.5%          7.6%

SERVICE AND PART SALES

     Sonic provides service and parts at each of our franchised dealerships. We also provide maintenance and repair services at each of our franchised dealerships, offering both warranty and non-warranty services. Service and parts sales provide higher gross margins than vehicle sales.

     The following table sets forth information regarding Sonic's service and parts sales:




                                                          SERVICE AND PARTS
                                  ------------------------------------------------------------------
                                                       YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
                                      1994         1995         1996         1997          1998
                                  ------------ ------------ ------------ ------------ --------------
     Sales revenue ..............   $ 30,298     $ 31,958     $ 37,132     $ 51,033     $  146,456
     Gross profit ...............     10,344       11,033       12,593       18,118         62,152
     Gross profit margin ........       34.1%        34.4%        33.9%        35.5%          42.4%

COLLISION REPAIR

     As of December 31, 1998, Sonic operated collision repair centers, or body shops, at fourteen of our dealership locations. Our collision repair business provides favorable margins and, similar to service and parts, is not significantly affected by business cycles or consumer preferences. In addition, because of the higher cost of used vehicles, insurance adjusters are more hesitant to declare a vehicle a total loss, resulting in more significant, and higher cost, repair jobs.

     The following table sets forth information regarding Sonic's collision repair operations:




                                                      COLLISION REPAIR SALES
                                   ------------------------------------------------------------
                                                     YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS)
                                       1994        1995        1996        1997        1998
                                   ----------- ----------- ----------- ----------- ------------
     Sales revenue ...............   $ 3,686     $ 3,903     $ 4,942     $ 6,504     $ 16,204
     Gross profit ................     1,870       1,956       2,452       3,092        8,114
     Gross profit margin .........      50.7%       50.1%       49.6%       47.5%        50.0%

FINANCE AND INSURANCE

     Sonic offers its customers a wide range of financing and leasing alternatives for the purchase of vehicles. In addition, as part of each sale, we also offer customers credit life, accident and health and disability insurance to cover the financing cost of their vehicle, as well as extended service contracts.

     We assign our vehicle financing contracts and leases to other parties, instead of directly financing sales, which reduces our exposure to loss from financing activities. We receive a commission from the lender for originating and assigning the loan or lease, but are assessed a chargeback fee by the lender if a loan is canceled, in most cases, within 120 days of making the loan. Early cancellation can result from early repayment because of refinancing of the loan, the sale or trade-in of the vehicle, or default on the loan. We establish a reserve to absorb estimated chargebacks and refunds. Finance and insurance commission revenue is recorded net of such chargebacks. Commission expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue.

     The following table sets forth information regarding Sonic's finance and insurance operations:




                                                        FINANCE AND INSURANCE
                                    --------------------------------------------------------------
                                                       YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
                                        1994         1995        1996        1997         1998
                                    ------------ ----------- ----------- ------------ ------------
      Commission revenue ..........   $  5,181     $ 7,813     $ 7,118     $ 10,606     $ 34,011
      Gross profit ................      4,359       6,561       6,043        8,856       28,022
      Gross profit margin .........       84.1%       84.0%       84.9%        83.5%        82.4%

SALES AND MARKETING

     Sonic's marketing and advertising activities vary among our dealerships and among our markets. We advertise primarily through television, newspapers, radio and direct mail and regularly conduct special promotions designed to focus vehicle buyers on our product offerings. We also utilize computer technology to aid sales people in prospecting for customers. Under arrangements with certain manufacturers, we receive a subsidy for a portion of our advertising expenses incurred in connection with a manufacturer's vehicles.

RELATIONSHIPS WITH MANUFACTURERS

     Each of Sonic's dealerships operates under a separate franchise or dealer agreement which governs the relationship between the dealership and the manufacturer. In general, each dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most manufacturers allocate vehicles on a "turn and earn" basis which rewards high volume. A dealer agreement requires the dealer to meet specified standards regarding showrooms, the facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training, and other aspects of the business. The dealer agreement with each dealership also gives the related manufacturer the right to approve the dealership's general manager and any material change in management or ownership of the dealership. Each manufacturer may terminate a dealer agreement under certain circumstances, such as a change in control of the dealership without manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealership's general manager, the conviction of the dealership or the dealership's owner or general manager of certain crimes, the failure to adequately operate the dealership or maintain wholesale financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the dealer agreement.

     Many automobile manufacturers are still developing their policies regarding public ownership of dealerships. We believe that these policies will continue to change as more dealership groups sell their stock to the public, and as the established, publicly-owned dealership groups acquire more franchises. To the extent that new or amended manufacturer policies restrict the number of dealerships which may be owned by a dealership group, or the transferability of Sonic's common stock, such policies could have a material adverse effect on us.

     In the course of acquiring Jaguar franchises in Chattanooga and Greenville, Jaguar declined to consent to our proposed acquisitions of these franchises. In settling legal actions brought against Jaguar by the seller of the Chattanooga Jaguar franchise, Sonic agreed with Jaguar not to acquire any Jaguar franchise until August 3, 2001.

     Under Sonic's agreement with Ford, Ford may force the sale of Sonic's Ford franchises if any investor acquires 15% or more of Sonic's voting securities. Under Sonic's Dealer Agreements with Toyota and Infiniti, Toyota and Infiniti have the right to approve any ownership or voting rights of Sonic of 20% or greater by any individual or entity. Honda may force the sale of Sonic's Honda franchise if any person or entity, other than the current holders of our Class B common stock and their lineal descendants and affiliates, acquires 5% or greater Sonic's common stock (10% or greater if such entity is an institutional investor), and Honda deems such person or entity to be unsatisfactory. Volkswagen has approved the sale of no more than 25% of the voting control of Sonic, and any future changes in ownership or transfers among Sonic's current stockholders that could effect the voting or managerial control of Sonic's Volkswagen franchisee subsidiaries requires the prior approval of Volkswagen. Similarly, Chrysler has approved of the public sale of only 50% of Sonic's common stock and requires prior approval of any future sales that would result in a change in voting or managerial control of Sonic. Mercedes requires 60 days advance notice to approve any acquisition of 20% or more of Sonic's voting securities.

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

     Under Texas law, despite the terms of contracts between manufacturers and dealers, manufacturers may not unreasonably withhold approval of a transfer of a dealership. It is unreasonable under Texas law for a manufacturer to reject a prospective transferee of a dealership who is of good moral character and who otherwise meets the manufacturer's written, reasonable and uniformly applied standards or qualifications relating to the prospective transferee's business experience and financial qualifications. In addition, under Texas law and the laws of other states, franchised dealerships may challenge manufacturers' attempts to establish new franchises in the franchised dealers' markets, and state regulators may deny applications to establish new dealerships for a number of reasons, including a determination that the manufacturer is adequately represented in the region. Texas law limits the ability of manufacturers to terminate or fail to renew franchises. In addition, other laws in Texas and elsewhere limit the ability of manufacturers to withhold their approval for the relocation of a franchise or require that disputes be arbitrated. In addition, a manufacturer's license to distribute vehicles in Texas may be revoked if, among other things, the manufacturer has forced or attempted to force an automobile dealer to accept delivery of motor vehicles not ordered by that dealer.

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

     Alabama law prohibits manufacturers from terminating or refusing to continue or renew a franchise agreement except for "good cause." "Good cause" to discontinue a relationship may exist if, for example, a dealer violates a material term of, or fails to perform its duties under, a franchise agreement. In addition, a manufacturer is prohibited from interfering with the transfer of a dealership unless the transfer is to a person who would not qualify for a dealer's license under Alabama law. Finally, a manufacturer may not unreasonably establish a new dealership within the market area of an existing dealer. A manufacturer who violates Alabama law may be required to pay the dealer for the damages incurred, as well as the costs of suing the manufacturer for damages including attorneys fees.

     Under Ohio law, a dealer must obtain manufacturer approval before it can sell or transfer an interest in a dealership. The manufacturer may only prohibit the sale or transfer, however, for "good cause" after considering, among other things, the proposed new owner's business experience and financing. Similarly, a manufacturer may terminate or refuse to continue or renew a franchise agreement only for "good cause" considering, for example, the dealership's sales, the dealer's investment in the business, and the dealer's satisfaction of its warranty obligations. Finally, a manufacturer may not site a new dealership in a relevant market area without either the consent of the local dealers or by showing "good cause." Dealers may protest a manufacturer's actions to the Ohio Motor Vehicle Dealers Board, and eventually the courts, if there is no "good cause" for the transfer restriction or termination or siting of a new dealership. If the manufacturer violates Ohio's automobile franchise law, a dealer may be entitled to double its actual damages, as well as court costs and attorneys fees, from a manufacturer.

     South Carolina law forbids a manufacturer from imposing unreasonable restrictions on a dealer's rights to transfer, sell, or renew a franchise agreement unless the dealer is compensated. A manufacturer may not terminate or refuse to renew a franchise agreement without due cause. Further, although a dealer must obtain the manufacturer's consent to transfer a dealership, the manufacturer may not unreasonably withhold its consent. Finally, manufacturers are generally prohibited from acting in bad faith or engaging in arbitrary or unconscionable conduct. Manufacturers who violate South Carolina's law may be liable for double the actual damages incurred by the dealer and/or punitive damages in limited circumstances.


COMPETITION

     The retail automotive industry is highly competitive. Depending on the geographic market, Sonic competes with both dealers offering the same brands and product lines as Sonic and dealers offering other automakers' vehicles. We also compete for vehicle sales with auto brokers and leasing companies. We compete with small, local dealerships and with large multi-franchise auto dealerships. Some of our competitors are larger and have greater financial and marketing resources and are more widely known than us. Some of our competitors also may utilize various marketing techniques that are not currently used by us.

     We also compete with regional and national car rental companies, which sell their used rental cars, and used automobile "superstores," such as AutoNation and CarMax. In addition, Ford and GM have announced that they are entering into joint ventures to acquire dealerships in various cities in the United States, and Saturn is seeking to acquire its dealerships. In addition, other manufacturers may directly enter the retail market in the future, which could have a material adverse effect on us. As we seek to acquire dealerships in new markets, we may face significant competition (including competition from other publicly-owned dealer groups) as we strive to gain market share.

     We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by automakers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for makes of automobiles, pricing (including manufacturer rebates and other special offers) and warranties.

     In addition to competition for vehicle sales, we also compete with other auto dealers, service stores, auto parts retailers and independent mechanics in providing parts and service. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a dealer's makes and models and the quality of customer service. A number of regional and national chains offer selected parts and service at prices that may be lower than our prices.

     In arranging or providing financing for our customers' vehicle purchases, we compete with a broad range of financial institutions. We believe that the principal competitive factors in providing financing are convenience, interest rates and contract terms.

     Our success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. We sell our vehicles in the Atlanta, Birmingham, Charlotte, Chattanooga, Columbus, Daytona Beach, Greenville/Spartanburg, Houston, Montgomery, Nashville and Tampa/Clearwater markets. Conditions and competitive pressures affecting these markets, such as price-cutting by dealers in these areas, or in any new markets we enter, could adversely affect us, although the retail automobile industry as a whole might not be affected.


GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

     A number of regulations affect Sonic's business of marketing, selling, financing and servicing automobiles. Sonic also is subject to laws and regulations relating to business corporations generally.

     Under North Carolina, South Carolina, Tennessee, Florida, Georgia, Texas, Ohio and Alabama law as well as the laws of other states into which we may expand, we must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. These laws also regulate our conduct of business, including our advertising and sales practices. Other states may have similar requirements.

     Our operations are also subject to certain consumer protection laws known as "Lemon Laws." These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require certain written disclosures to be provided on new vehicles, including mileage and pricing information.

     The imported automobiles purchased by us are subject to United States customs duties and, in the ordinary course of our business, we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges. Currently, United States customs duties are generally assessed at 2.5% of the customs value of the automobiles imported, as classified pursuant to the Harmonized Tariff Schedule of the United States.

     Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. Federal, state and local environmental regulations, including regulations governing air and water quality, the clean-up of contaminated property and the storage and disposal of gasoline, oil and other materials, also apply to us and our dealership properties.

     We believe that we comply in all material respects with the laws affecting our business. Possible penalties for violation of any of these laws include revocation of our licenses and fines. In addition, many laws may give customers a private cause of action.

     As with automobile dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes and other environmentally sensitive materials. Our business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing such substances or wastes. Accordingly, we are subject to regulation by federal, state and local authorities which establish health and environmental quality standards, provide for liability related to those standards, and in certain circumstances provide penalties for violations of those standards. We are also subject to laws, ordinances and regulations governing remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal.

     We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition. However, soil and groundwater contamination is known to exist at certain properties used by us. Further, environmental laws and regulations are complex and subject to frequent change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. We cannot assure you that compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional expenditures by Sonic, or that such expenditures will not be material.

EMPLOYEES
     As of December 31, 1998, Sonic employed approximately 3,040 people, of whom approximately 430 were employed in managerial positions, 980 were employed in non-managerial sales positions, 1,170 were employed in non-managerial parts and service positions and 460 were employed in administrative support positions.

     We believe that many dealerships in the retail automobile industry have difficulty in attracting and retaining qualified personnel for a number of reasons, including the historical inability of dealerships to provide employees with an equity interest in the profitability of the dealerships. We provide certain executive officers, managers and other employees with stock options and all employees with a stock purchase plan and we believe this type of equity incentive is attractive to our existing and prospective employees.

     We believe that our relationship with our employees is good. None of our employees is represented by a labor union. Because of our dependence on the manufacturers, however, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturer's manufacturing facilities.

ITEM 2: PROPERTIES
     Sonic's principal executive offices are located at 5401 East Independence Boulevard, Charlotte, North Carolina 28212, and our telephone number is (704) 532-3320. These executive offices are located on the premises leased by Town & Country Ford. The following table identifies each of the properties utilized by Sonic's operations and their respective locations:


ATLANTA MARKET

o  Dyer & Dyer Volvo, 5260 Peachtree Industrial Blvd., Atlanta, GA
o  Global Imports, 500 & 550 Interstate North Parkway, N.W., Atlanta, GA(1)

BIRMINGHAM MARKET

o  Tom Williams Buick, 401 S. 20th Street, Birmingham, AL(1)
o  Tom Williams Cadillac, 325 S. 20th Street, Birmingham, AL(1)
o  Tom Williams Imports, 2200 34d Avenue South, Birmingham, AL(1)
o  Tom Williams Lexus, 300 S. 22nd Street, Birmingham, AL(1)

CHARLOTTE MARKET

o  Fort Mill Chrysler-Plymouth-Dodge, 3310 Hwy. 51, Fort Mill, SC
o  Fort Mill Ford, 788 Gold Hill Rd., Fort Mill, SC
o  Frontier Oldsmobile-Cadillac, 2501 Roosevelt Blvd., Monroe, NC
o  Lake Norman Chrysler-Plymouth-Jeep, Chartwell Center Dr., Cornelius, NC
o  Lake Norman Dodge, I-77 & Torrence Chapel Rd., Cornelius, NC
o Town & Country Chrysler-Plymouth-Jeep of Rock Hill, 803 North Anderson Rd., Rock Hill, SC
o  Town & Country Ford, 5401 East Independence Blvd., Charlotte, NC
o  Town & Country Toyota, 9101 South Blvd., Charlotte, NC

CHATTANOOGA MARKET

o  BMW/Volvo of Chattanooga, 5949 Brainard Rd., Chattanooga, TN
o  Cleveland Chrysler-Plymouth-Jeep, 717 South Lee Hwy., Cleveland, TN
o  Dodge of Chattanooga, 402 West Martin Luther King Blvd., Chattanooga, TN
o  Economy Honda, Hwy. 153 at Shallowford Rd., Chattanooga, TN(1)
o  Infiniti of Chattanooga, 5915 Brainard Rd., Chattanooga, TN
o  KIA/VW of Chattanooga, 6015 International Dr., Chattanooga, TN
o  Town & Country Ford of Cleveland, 2496 South Lee Hwy., Cleveland, TN

COLUMBUS MARKET

o Hatfield Hyundai & Hatfield Isuzu & Hatfield Subaru, 1400 Automall Dr., Columbus, OH
o  Trader Bud's Westside Chrysler-Plymouth-Jeep, 3700 West Broad St., Columbus,
   OH
o  Hatfield Lincoln Mercury, 1495 Automall Dr., Columbus, OH
o  Toyota West, 1500 Automall Dr., Columbus, OH
o  Trader Bud's Westside Dodge, 4000 West Broad St., Columbus, OH
o  Hatfield KIA/Volkswagen West & Jeep Eagle West, 1455 Automall Dr., Columbus,
   OH

DAYTONA BEACH MARKET

o  Halifax Ford-Mercury, 1307 N. Dixie Hwy., New Smyrna Beach, FL
o  Higginbotham Automobiles, 1720 Mason Ave., Daytona Beach, FL
o  Higginbotham Chevy-Olds, 1919 N. Dixie Hwy., New Smyrna Beach, FL
o  HMC Finance, 3741 S. Nova Rd., Port Orange, FL
o  Sunrise Auto World, 241 Ridgewood Ave., Holly Hill, FL

GREENVILLE/SPARTANBURG MARKET

o  Century BMW, 2752 Laurens Rd., Greenville, SC
o  Heritage Lincoln Mercury, 2424 Laurens Rd., Greenville, SC

HOUSTON MARKET

o  Casa Ford, 4701 I-10 East, Baytown, TX
o  Lone Star Ford, 8477 North Freeway, Houston, TX
o  Ron Craft Chevrolet-Cadillac-Oldsmobile-Geo, 3401 N. Main, Baytown, TX
o  Ron Craft Chrysler Plymouth Jeep, 5221 I-10 East, Baytown, TX

MONTGOMERY MARKET

o  Capitol Chevrolet, 711 Eastern Blvd., Montgomery, AL
o  Capitol Hyundai & Capitol Mitsubishi, 190 Eastern Blvd., Montgomery, AL
o  Capitol KIA, 845 Eastern Blvd., Montgomery, AL

NASHVILLE MARKET

o  BMW of Nashville, 4040 Armory Oaks Drive, Nashville, TN
o  VW of Nashville, 630 Murfreesboro Pike, Nashville, TN
o  Rally Mitsubishi, 1620 West End Ave., Nashville, TN(1)

TAMPA/CLEARWATER MARKET

o  Clearwater Collision Center, 2300 Drew Street, Clearwater, FL
o  Clearwater Mitsubishi, 21699 US Hwy 19N, Clearwater, FL
o  Clearwater Toyota, 21799 US Hwy 19N, Clearwater, FL
o  Freedom Ford, 24825 US Hwy. 19 North, Clearwater & 3925 Tampa Rd., Oldsmar,
   FL
o  Tampa Volvo, 6008 N. Dale Mabry, Tampa, FL
---------
(1) Represents an acquisition that was completed in the first quarter of 1999.

     Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors considered by Sonic in evaluating an acquisition candidate is its location. We prefer to acquire dealerships located along major thoroughfares, primarily interstate highways with ease of access, which can be easily visited by prospective customers.

     At December 31, 1998 we owned the properties of Fort Mill Ford and Town and Country Toyota. All other properties utilized by our dealership operations were leased. In January 1999, we sold the properties of Fort Mill Ford and Town and Country Toyota to MMR Holdings, LLC, a limited liability company owned by Bruton Smith ("MMR Holdings"), and are currently leasing these properties back from MMR Holdings.

     On July 9, 1998, Sonic entered into a strategic alliance agreement with Mar Mar Realty Trust, a real estate investment trust ("MMRT"). MMRT owns or will own, through its expected acquisition of MMR Holdings, certain real estate associated with various automobile dealerships, automotive aftermarket retailers and other automotive related businesses and leases such properties to the business operators located thereon. Bruton Smith, Sonic's Chairman and Chief Executive Officer, serves as the chairman of MMRT's board of trustees.

     Under the terms of our franchise agreements, Sonic must maintain an appropriate appearance and design of its facilities and is restricted in its ability to relocate its dealerships.


ITEM 3: LEGAL PROCEEDINGS

     On March 1, 1999, a civil complaint was filed in the Circuit Court of Montgomery County, Alabama in a matter styled "FRANK E. MCGOUGH V. SONIC AUTOMOTIVE, INC., CAPITOL CHEVROLET AND IMPORTS, INC., ET AL." (the "McGough Complaint"). This action arises from Sonic's acquisition by merger of Capitol Chevrolet and Imports, Inc. from plaintiff, who was its former stockholder. The McGough Complaint alleges that Sonic untimely delivered an erroneous post-closing balance sheet to settle outstanding accounts among the parties to the merger and that Sonic made misrepresentations concerning the preparation of this post-closing balance sheet. Plaintiff states that these allegations entitle him to declaratory judgement allowing him to receive all funds escrowed by Sonic for the resolution of post-merger accounts or, alternatively, rescission of the merger. Sonic denies the allegations of the McGough Complaint and will defend itself vigorously. Sonic believes that its post-closing balance sheet was properly prepared and that plaintiff is not entitled to the relief sought. Furthermore, the merger agreement at issue specifically provides for the arbitration of disputes concerning the post-closing balance sheet, and, consequently, Sonic believes that the McGough Complaint was improperly filed.

     From time to time, Sonic is named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of our business. Currently, no legal proceedings, other than the proceeding described above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

     Because of their vehicle inventory and nature of business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. Sonic's insurance includes an umbrella policy as well as insurance on our real property, comprehensive coverage for our vehicle inventory, general liability insurance, employee dishonesty coverage and errors and omissions insurance in connection with our vehicle sales and financing activities.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on December 3, 1998, William P. Benton, William I. Belk and Bryan Scott Smith were elected directors by Sonic's stockholders. Directors whose terms of office continued after the meeting were
O. Bruton Smith, Theodore M. Wright, Nelson E. Bowers, II and William R. Brooks. In addition to the election of three directors, the stockholders approved an amendment to increase the authorized number of shares of Class A common stock issuable under the Sonic Employee Stock Purchase Plan from 300,000 to 600,000, approved the adoption of the Sonic Formula Stock Option Plan for Independent Directors, approved and ratified the issuance of up to 600,000 shares of Sonic's Class A convertible preferred stock, par value $.10 per share and ratified the appointment of Deloitte & Touche LLP as Sonic's independent public accountant for the fiscal year ending December 31, 1998.




                                                                                                  VOTES
                                                                    VOTES FOR   VOTES AGAINST   ABSTAINED     UNVOTED
                                                                  ------------ --------------- ----------- ------------
Election of William P. Benton ................................... 68,439,855                      41,350      679,616
Election of William I. Belk ..................................... 68,439,855                      41,350      679,616
Election of Bryan Scott Smith ................................... 68,439,855                      41,350      679,616
Approval of amendment to Sonic Employee Stock Purchase Plan ..... 67,295,719       576,250       111,015    1,177,837
Approval of adoption of Sonic Formula Stock Option Plan ......... 67,514,644       357,400       110,940    1,177,837
Approval of issuance of Preferred Stock ......................... 67,946,611        33,635         2,738    1,177,837
Appointment of Deloitte & Touche LLP ............................ 68,479,530           750           925      679,616

                                    PART II



ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Sonic's Class A common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "SAH."

     As of December 31, 1998, with giving effect to the Stock Split, 11,959,274 shares of Class A common stock and 12,400,000 shares of Sonic's Class B common stock were outstanding. As of March 29, 1999, there were 30 record holders of the Class A common stock and four record holders of the Class B common stock. As of March 29, 1999, the closing stock price for the Class A common stock was $14.25.

     Sonic intends to retain future earnings to provide funds for operations and future acquisitions. As a holding company, Sonic will depend on dividends and other payments from its subsidiary dealership operations to pay cash dividends to stockholders, as well as to meet debt service and operating expense requirements.

     We do not anticipate paying any dividends in the foreseeable future. Under an Indenture dated as of July 1, 1998 (the "Indenture") among Sonic and U.S. Bank Trust National Association, as trustee, and under the credit agreement between Sonic and Ford Motor Credit Company ("Ford Motor Credit"), no dividends may be paid by Sonic. Any decision concerning the payment of dividends on the common stock will depend upon the results of operations, financial condition and capital expenditure plans of Sonic, as well as other factors as the Board of Directors, in its sole discretion, may consider relevant.

     The following table sets forth the high and low closing sales prices for Sonic's Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape, as adjusted to reflect the Stock Split. Prior to November 10, 1997, Sonic was privately held and there was no public market for the Class A common stock.



1998                                                 HIGH        LOW
------------------------------------------------ ----------- ----------
         First Quarter .........................     8 5/8    4 7/8
         Second Quarter ........................     9 3/8    7 11/16
         Third Quarter .........................  11 15/16    8 1/4
         Fourth Quarter ........................  17 9/16     6 11/32

1997                                                 HIGH        LOW
-----------------------------------------------  ----------- ----------
         Fourth Quarter (from November 10, 1997
           through December 31, 1997) ..........   5 31/32    4 13/16

     Set forth below is certain information as to all equity securities sold by Sonic during the periods discussed that were not registered under the Securities Act. As to all such transactions, an exemption was claimed under
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder ("Regulation D") as transactions not involving a public offering in view of sophistication of the purchasers, their access to material information about Sonic, the disclosures actually made to them by Sonic, the absence of any general solicitation or advertising, the status of the purchasers as "accredited investors" as that term is defined in Rule 501 (a) of Regulation D and the filing by Sonic of the appropriate forms in connection therewith. All such private sales of Sonic's equity securities were made to the owners of assets associated with, or the capital stock of, automobile dealerships acquired by Sonic as a part of Sonic's dealership acquisition strategy.

     Sonic has privately issued its Class A common stock in the following dealership acquisition transactions:

     On September 18, 1998, Sonic issued 970,588 shares of its Class A common stock to acquire the assets of HMC Finance Corporation, Inc., Halifax Ford-Mercury, Inc., Higginbotham Automobiles, Inc., Higginbotham Chevrolet-Oldsmobile, Inc., and Sunrise Auto World, Inc. with a value of approximately $8.3 million.

     Sonic has also privately issued its Class A convertible preferred stock, par value $.10 per share (the "Preferred Stock") in dealership acquisition transactions. The Preferred Stock is divided into three series: the Series I Preferred Stock, the Series II Preferred Stock and the Series III Preferred Stock. Each share of Preferred Stock is convertible into shares of Class A common stock at the holder's option at specified conversion rates. After the second anniversary of the date of issuance, any shares of Preferred Stock which have not yet been converted are subject to mandatory conversion to

Class A Common Stock at the option of Sonic. No fractional shares of Class A common stock will be issued upon conversion of any shares of Preferred Stock. Instead, Sonic will pay cash equal to the value of such fractional shares.

     Generally, each share of Preferred Stock is convertible into that number of shares of Class A common stock that has an aggregate Market Price at the time of conversion equal to $1,000 (with certain adjustments for Series II and Series III Preferred Stock). "Market Price" is defined generally as the average closing price per share of the Class A common stock on the New York Stock Exchange for twenty trading days immediately preceding the date of determination. Before the first anniversary of the date of issuance of the Preferred Stock, each holder of Preferred Stock is unable to convert without first giving Sonic ten business days' notice and an opportunity to redeem such Preferred Stock at the then applicable redemption price.

     Sonic has privately issued Preferred Stock in the following dealership acquisition transactions:

     On March 24, 1998, Sonic issued 3,960 shares of its Series III Preferred Stock to acquire the assets of M&S Auto Resources, Inc. (d/b/a Clearwater Toyota), Clearwater Auto Resources, Inc. (d/b/a Clearwater Mitsubishi) and Clearwater Collision Center, Inc. with a value of approximately $3.9 million.

     On July 8, 1998, Sonic issued 14,025 shares of its Series I Preferred Stock to acquire the assets of Hatfield Jeep Eagle, Inc., Hatfield Lincoln Mercury, Inc., Trader Bud's Westside Dodge, Inc., Toyota West, Inc., and Hatfield Hyundai, Inc. with a value of approximately $12.5 million.

     On July 14, 1998, Sonic issued 400 shares of Series II Preferred Stock to acquire the assets of Fairway Management Company d/b/a Heritage Lincoln-Mercury with a value of approximately $0.4 million.

     On July 31, 1998, Sonic issued 2,166.5 shares of Series II Preferred Stock to acquire the assets of Century Auto Sales, Inc. d/b/a Century BMW with a value of approximately $2.3 million.

     On July 31, 1998, Sonic issued 381.3 shares of Series I Preferred Stock and 3,813 shares of Series II Preferred Stock to acquire the outstanding capital stock of Capitol Chevrolet and Imports, Inc. with a value of approximately $4.0 million.

     On July 31, 1998, Sonic issued 2,313 shares of Series III Preferred Stock to acquire the outstanding capital stock of Casa Ford of Houston, Inc. with a value of approximately $2.5 million.

     On December 15, 1998, Sonic issued 3,675 shares of Series II Preferred Stock to acquire the outstanding capital stock of Ron Craft Chevy-Olds with a value of approximately $3.7 million.

     In addition, Sonic has privately issued warrants to purchase Class A common stock in the following dealership acquisition transactions:

     On January 15, 1998, Sonic issued warrants to purchase 88,782 shares of its Class A common stock at an exercise price of $6 per share. These warrants are currently exercisable at the option of the holder and expire on January 15, 2003. These warrants were issued as consideration paid by us to acquire the assets of Dyer Volvo having an aggregate fair value of approximately $266,000.

     On July 31, 1998, Sonic issued warrants to purchase 150,000 shares of its Class A common stock at an exercise price of $10.40 per share. These warrants are currently exercisable at the option of the holder and expire on July 31, 2003. These warrants were issued as consideration paid by us to acquire the assets of Century BMW having an aggregate fair value of approximately $450,000.


     On November 30, 1998, Sonic issued warrants to purchase 4,000 shares of its Class A common stock at an exercise price of $11.27 per share. These warrants are currently exercisable at the option of the holder and expire on November 30, 2003. These warrants were issued as consideration paid by us to acquire the assets of Tampa Volvo having an aggregate fair value of approximately $12,000.

ITEM 6: SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and the selected consolidated balance sheet data as of December 31, 1995, 1996, 1997 and 1998 are derived from Sonic's audited financial statements. The selected consolidated balance sheet data as of December 31, 1994 are derived from Sonic's unaudited financial statements. In the opinion of management, these unaudited financial statements reflect all adjustments necessary for a fair presentation of its results of operations and financial condition. All such adjustments are of a normal recurring nature. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.



                                                                             YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                           1994        1995        1996(1)       1997(1)        1998(1)
                                                       ----------- ------------ ------------ -------------- ---------------
                                                            (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Consolidated Statement of Operations Data:
Revenues:
  Vehicle sales ......................................  $228,569    $ 267,650    $ 327,674     $  467,858     $ 1,407,030
  Parts, service, and collision repair ...............    33,984       35,860       42,075         57,537         162,660
  Finance and insurance ..............................     5,181        7,813        7,118         10,606          34,011
                                                        --------    ---------    ---------     ----------     -----------
Total revenues .......................................   267,734      311,323      376,867        536,001       1,603,701
Cost of sales ........................................   233,833      272,130      332,122        473,003       1,396,259
                                                        --------    ---------    ---------     ----------     -----------
Gross profit .........................................    33,901       39,193       44,745         62,998         207,442
Selling, general and administrative expenses .........    23,810       28,091       32,602         46,770         150,130
Depreciation and amortization ........................       838          832        1,076          1,322           4,607
                                                        --------    ---------    ---------     ----------     -----------
Operating income .....................................     9,253       10,270       11,067         14,906          52,705
Interest expense, floor plan .........................     3,001        4,505        5,968          8,007          14,096
Interest expense, other ..............................       443          436          433          1,199           9,395
Other income .........................................        --          106          355            298             426
                                                        --------    ---------    ---------     ----------     -----------
Income before income taxes and minority interest .....     5,809        5,436        5,021          5,998          29,640
Provision for income taxes ...........................     2,118        2,176        1,924          2,249          11,083
                                                        --------    ---------    ---------     ----------     -----------
Income before minority interest ......................     3,691        3,260        3,097          3,749          18,557
Minority interest in earnings of subsidiary ..........        15           22          114             47              --
                                                        --------    ---------    ---------     ----------     -----------
Net income ...........................................  $  3,676    $   3,238    $   2,983     $    3,702     $    18,557
                                                        ========    =========    =========     ==========     ===========
Diluted net income per share .........................                                         $     0.27     $      0.74
Weighted average number of shares outstanding ........                                             13,898          24,970
Consolidated Balance Sheet Data:
Working capital ......................................  $ 13,246    $  18,140    $  19,780     $   44,098     $    79,155
Total assets .........................................    69,061       79,462      110,976        291,450         576,103
Long-term debt .......................................     3,773        3,561        5,286         38,640         131,337
Total liabilities ....................................    57,274       62,956       84,367        207,085         433,674
Minority interest ....................................       177          200          314             --              --
Stockholders' equity .................................    11,610       16,306       26,295         84,365         142,429

---------
(1) Selected Financial Data for the years ended December 31, 1996, 1997, and 1998 include the results of operations of certain dealerships acquired during those periods. All such acquisitions were accounted for using the purchase method of accounting and, as a result, the results of operations prior to the date of acquisition have been excluded. Accordingly, the actual financial data for periods after the acquisitions may not be comparable to data presented for periods prior to the acquisitions.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and financial condition as of December 31, 1998 should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto included elsewhere herein.

OVERVIEW

     Sonic is one of the top five automotive retailers in the United States, operating 38 dealerships and 14 collision repair centers in the southeastern, southwestern and midwestern United States. We sell new and used cars and light trucks, sells replacement parts, provide vehicle maintenance, warranty, paint and repair services and arrange related F&I for its automotive customers. Our business is geographically diverse, with dealership operations in the Atlanta, Charlotte, Chattanooga, Columbus, Daytona Beach, Greenville/Spartanburg, Houston, Montgomery, Nashville, and Tampa-Clearwater markets. Sonic sells 23 domestic and foreign brands, which consist of Acura, BMW, Cadillac, Chevrolet, Chrysler, Dodge, Ford, Honda, Hyundai, Infiniti, Isuzu, Jeep, KIA, Lincoln, Mercedes, Mercury, Mitsubishi, Oldsmobile, Plymouth, Subaru, Toyota, Volkswagen and Volvo.

     New vehicle revenues include both the sale and lease of new vehicles. Used vehicle revenues include amounts received for used vehicles sold to retail customers, other dealers and wholesalers. Other operating revenues include parts and services revenues, fees and commissions for arranging F&I and sales of third party extended warranties for vehicles. In connection with vehicle financing contracts, Sonic receives a finance fee from the lender for originating the loan. If, within 90 days of origination, the customer pays off the loans through refinancing or selling/trading in the vehicle or defaults on the loan, the finance company will assess a charge (a "chargeback") for a portion of the original commission. The amount of the chargeback depends on how long the related loan was outstanding. As a result, Sonic has established reserves based on its historical chargeback experience. Sonic also sells warranties provided by third-party vendors, and recognizes a commission at the time of sale.

     While the automotive retailing business is cyclical, we sell several products and services that are not closely tied to the sale of new and used vehicles. Such products and services include our parts and service and collision repair businesses, both of which are not dependent upon near-term new vehicle sales volume.

     Our cost of sales and profitability are also affected by the allocations of new vehicles which our dealerships receive from manufacturers. When we do not receive allocations of new vehicle models adequate to meet customer demand, we may purchase additional vehicles from other dealers at a premium to the manufacturer's invoice, reducing the gross margin realized on the sales of such vehicles. In addition, we follow a disciplined approach in selling vehicles to other dealers and wholesalers when the vehicles have been in our inventory longer than the guidelines set by us. Such sales are frequently at or below cost and, therefore, reduce our overall gross margin on vehicle sales. Sonic's salary expense, employee benefits costs and advertising expenses comprise the majority of our selling, general and administrative expenses. Sonic's interest expense fluctuates based primarily on the level of the inventory of new vehicles held at our dealerships, substantially all of which is financed through floor plan financing, as well as the amount of indebtedness incurred for acquisitions.

     We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired by us. The Consolidated Financial Statements of Sonic discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to December 31, 1998. As a result of the effects of our acquisitions, the historical consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is not necessarily indicative of the results of operations, financial position and cash flows of Sonic in the future or the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented in the Consolidated Financial Statements.

     The automobile industry is cyclical and historically has experienced periodic downturns, characterized by oversupply and weak demand. Many factors affect the industry including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates and available credit.

     Sonic's profit margins are primarily impacted by changes in the percentage of revenues attributed to new vehicle sales.

RESULTS OF OPERATIONS

     The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in Sonic's statement of operations.



                                              PERCENTAGE OF TOTAL REVENUES FOR
                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                 1996       1997       1998
                                              ---------- ---------- ----------
Revenues:
New vehicle sales ...........................     62.0%      64.2%      60.0%
Used vehicle sales ..........................     24.9%      23.1%      27.8%
Parts, service and collision repair .........     11.2%      10.7%      10.1%
Finance and insurance .......................      1.9%       2.0%       2.1%
Total revenues ..............................    100.0%     100.0%     100.0%
Cost of sales ...............................     88.1%      88.2%      87.1%
Gross profit ................................     11.9%      11.8%      12.9%
Selling, general and administrative .........      8.9%       9.0%       9.6%
Operating income ............................      2.9%       2.8%       3.3%
Interest expense ............................      1.7%       1.7%       1.5%
Income before taxes .........................      1.3%       1.5%       1.8%

     TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997

     REVENUES. Revenues grew in each of Sonic's primary revenue areas for 1998 as compared with 1997, causing total revenues to increase 199% to $1.6 billion. This increase was due primarily to revenues contributed by our acquisitions completed in 1997 and 1998 of approximately $994.4 million. New vehicle sales revenue increased 180% to $962.9 million in 1998, compared with $ 343.9 million in 1997. The increase was due primarily to an increase in new vehicle unit sales of 165% to 41,592, as compared with 15,715 in 1997 resulting principally from 24,922 units contributed by the acquisitions completed during 1997 and 1998. The remainder of the increase was due to a 6% increase in the average selling price of new vehicles resulting principally from sales of higher priced luxury and import vehicles contributed by Sonic's acquisitions.

     Used vehicle revenues from retail sales increased 281% to $324.7 million in 1998 from $85.1 million in 1997. The increase was due primarily to an increase in used vehicle unit sales of 266% to 24,591, as compared with 6,712 in 1997, resulting from additional unit sales contributed by the acquisitions completed in 1997 and 1998. The remainder of the increase was due to a 4% increase in the average selling price of used vehicles, resulting principally from sales of higher priced luxury and import vehicles contributed by our acquisitions, along with an increase in used vehicle revenues from stores owned for longer than one year of 23% in 1998 over 1997.

     Sonic's parts, service and collision repair revenue increased 183% to $162.7 million in 1998 compared to $57.5 million in 1997, due principally to our acquisitions. Finance and insurance revenue increased $23.4 million, or 221%, due principally to increased new vehicle sales and related financing contributed by the acquisitions completed in 1997 and 1998.

     GROSS PROFIT. Gross profit increased 229% to $207.4 million in 1998 from $63.0 million in 1997 due principally to increases in revenues contributed by our acquisitions. Gross profit as a percentage of sales increased to 12.9% from 11.8% due to increases in new vehicle gross margins from 7.7% to 7.8% resulting from sales of higher margin import vehicles contributed by our acquisitions, as well as improved gross margins of used vehicles from 8.6% to 10.7% resulting from efforts made to improve management of used vehicle inventories. In addition, because gross margins from used vehicle revenues are higher than gross margins from new vehicle revenues, an increase in used vehicle revenues as a percentage of total revenues from 23.1% in 1997 to 27.8% in 1998, and a decrease in new vehicle revenues as a percentage of total revenues from 64.2% in 1997 to 60.0% in 1998, also contributed to the overall increase in gross profits as a percentage of total revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased 222% to $154.7 million in 1998 from $48.1 million in 1997. Such expenses as a percentage of revenues increased to 9.6% from 9.0% due principally to expenses inherent with the rapid growth and formation of Sonic. In addition, because sales compensation, which comprises over 50% of total selling, general, and administration expenses, is based on gross profits as opposed to revenues, the increase in gross profit margins resulted in an increase in total selling, general, and administrative expenses as a percent of total revenues.

     INTEREST EXPENSE, FLOOR PLAN. Interest expense, floor plan increased 76% to $14.1 million from $8.0 million, due primarily to floor plan interest incurred by our acquisitions. As a percentage of total revenues, floor plan interest decreased from 1.5% to 0.9% due to decreased interest rates under Sonic's floor plan financing arrangements, as well as improvement in turnover rates.

     INTEREST EXPENSE, OTHER. Interest expense, other increased to $9.4 million from $1.2 million, due primarily to interest incurred on Sonic's senior subordinated notes and on acquisition-related indebtedness.

     NET INCOME. As a result of the factors noted above, Sonic's net income increased by $14.9 million in 1998 compared to 1997.


TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996

     REVENUES. Revenues grew in each of Sonic's primary revenue areas for 1997 as compared with 1996, causing total revenues to increase 42.2% to $536.0 million. New vehicle sales revenue increased 47.0% to $343.9 million, compared with $233.9 million. New vehicle unit sales increased from 11,693 to 15,715, accounting for 34.4% of the increase in vehicle sales revenues. The remainder of the increase was primarily due to a 9.4% increase in the average selling price resulting from changes in vehicle prices, particularly a shift in customer preference to higher cost light trucks and sport utility vehicles, and additional revenues from our 1997 acquisitions.

     Used vehicle revenues from retail sales increased 25.1% from $68.0 million in 1996 to $85.1 million in 1997. The increase in used vehicle revenues was due principally to additional revenues contributed from dealerships acquired in the fourth quarter of 1997.

     Sonic's parts, service and collision repair revenue increased 36.7% to $57.5 million from $42.1 million, and declined as a percentage of revenue to 10.7% from 11.2%. The increase in service and parts revenue was due principally to increased parts revenue, including wholesale parts, from our Lone Star Ford and Fort Mill Ford locations and additional revenues from our acquisitions in the fourth quarter of 1997. F&I revenue increased $3.5 million, due principally to increased new vehicle sales and related financings.

     GROSS PROFIT. Gross profit increased 40.8% in 1997 to $63.0 million from $44.7 million in 1996 due to increases in new vehicle sales revenues principally at our Lone Star Ford and Fort Mill Ford locations and additional revenues from our acquisitions in the third and fourth quarter of 1997. Parts and service revenue increases also contributed to the increase in gross profit.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased 42.8% from $33.7 million to $48.1 million. These expenses increased due to increases in sales volume as well as expenses inherent with the initial growth and formation of Sonic.

     INTEREST EXPENSE, FLOOR PLAN. Interest expense, floor plan increased 34.2% to $8.0 million from $6.0 million, primarily due to our 1997 acquisitions. As a percentage of total revenues, floor plan interest decreased from 1.6% to 1.5%.

     INTEREST EXPENSE, OTHER. Interest expense, other increased 176.9% from $0.4 million to $1.2 million. The increase in interest expense was due to interest incurred on acquisition related indebtedness.

     NET INCOME. As a result of the factors noted above, Sonic's net income increased by $0.7 million in 1997 compared to 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Sonic's principal needs for capital resources are to finance acquisitions, and fund debt service and working capital requirements. Historically, we have relied on internally generated cash flows from operations, borrowings under its various credit facilities, and borrowings and capital contributions from our stockholders to finance our operations and expansion. On November 10, 1997, Sonic completed its initial public offering of its Class A common stock, providing approximately $53.7 million of additional capital resources for the consummation of certain acquisitions. On July 31, 1998, Sonic completed its private placement of $125 million of its 11% senior subordinated notes which provided an additional $120.6 million of capital resources for the consummation of certain acquisitions, for repayment of borrowings under our revolving line of credit and for future acquisitions.

     Sonic currently has a standardized floor plan credit facility with Ford Motor Credit for all its dealership subsidiaries (the "Floor Plan Facility") used to finance purchases of new and used vehicle inventory. As of December 31, 1998, there was an aggregate of $228.2 million outstanding under the Floor Plan Facility. The Floor Plan Facility at December 31, 1998 had an effective rate of prime less 1.1% (6.65%) subject to certain incentives and other adjustments. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balances are generally reduced by the manufacturer's purchase discounts which are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to Sonic by the manufacturer on a quarterly basis. The related floor plan liability becomes due as vehicles are sold.

     The Floor Plan Facility includes an available credit line for the purchase of used vehicle inventory. Sonic's general practice is to utilize used vehicle floor plan indebtedness only when purchasing large quantities of used vehicles in bulk. As of December 31, 1998, there was approximately $18.5 million available under Sonic's used vehicle credit line of which approximately $17.4 million was unused. Amounts outstanding under used floor plan indebtedness are due when vehicles are sold.

     Sonic makes monthly interest payments on the amount financed under the Floor Plan Facility but is not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the relevant dealership subsidiary. The Floor Plan Facility contains a number of covenants, including among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel.

     Sonic generated net cash of $29.8 million from operating activities in 1998, compared to $6.1 million in 1997. The increase was attributable principally to increased net income and decreases in inventory levels.

     Cash used for investing activities, excluding amounts paid in acquisitions, was approximately $2.7 million for the year ended December 31, 1998 and related primarily to acquisitions of property and equipment. Cash used in investing activities was $6.7 million, $86.8 million and $74.9 million in 1996, 1997 and 1998, respectively, including $1.9 million, $2.0 million and $4.3 million of capital expenditures during such periods. Sonic's principal capital expenditures typically include building improvements and equipment for use in our dealerships. Of the capital expenditures in 1998, 0.6 million related to the construction of new dealerships and a body shop which upon completion is expected to be sold to an affiliate of MMRT and subsequently leased back.

     Cash provided by financing activities of approximately $78.6 million in 1998 primarily reflected proceeds received from the issuance of our senior subordinated notes, plus borrowings under our revolving credit facility with Ford Motor Credit (the "Revolving Facility"), less repayments of other debt. The purpose of these borrowings was to finance acquisitions in 1998.

     The Revolving Facility with Ford Motor Credit currently has a borrowing limit of $100 million. Amounts outstanding under the Revolving Facility bear interest at a fluctuating per annum rate equal to 2.75% above the 1 month commercial finance paper rate as reported by the Federal Reserve Board (7.55% at December 31, 1998).

     The Revolving Facility will mature in March 2001, unless Sonic requests that such term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. No assurance can be given that such extensions will be granted. On July 31, 1998, all amounts previously outstanding under the Revolving Facility were repaid with a portion of the net proceeds of the sale of senior subordinated notes. The outstanding balance of $8.9 million at December 31, 1998 represents amounts borrowed to finance certain of Sonic's acquisitions completed in 1998. Amounts outstanding under the Revolving Facility as of March 31, 1999 total approximately $53.7 million which reflects additional borrowings used to finance certain acquisitions closed subsequent to December 31, 1998. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of Sonic not to exceed $10 million.

     We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered real estate and assets of Sonic's dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of

     o total debt to tangible base capital (as defined in the Revolving
       Facility),

     o current assets to current liabilities,

     o earnings before interest, taxes, depreciation and amortization (EBITDA) and rent less capital expenditures to fixed charges,

     o EBITDA to interest expense,

     o EBITDA to total debt and

     o the current lending commitment under the Revolving Facility to scaled assets (as defined in the Revolving Facility).

     In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic did not meet the specified total debt to tangible equity ratios required by the Revolving Facility at March 31, 1998 and at June 30, 1998 and obtained a waiver with regard to such requirement from Ford Motor Credit. In connection with Sonic's offering of its senior subordinated notes, Sonic and Ford Motor Credit amended the Revolving Facility to provide that the senior subordinated notes (which are subordinated to the Revolving Facility) will be treated as equity capital for purposes of this ratio. Accordingly, Sonic was in compliance with this and all other restrictive covenants as of December 31, 1998.

     On July 31, 1998, Sonic completed its private placement of its senior subordinated notes in the aggregate principal amount of $125,000,000. The notes are unsecured, mature on August 1, 2008, and are redeemable at Sonic's option after August 1, 2003. Interest payments are due semi-annually on February 1 and August 1, commencing February 1, 1999. The notes are subordinated to all present and future senior indebtedness of Sonic, including the Revolving Facility. Redemption prices during 12 month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter. Net proceeds after commissions and discounts, including issuance discount of $937,500, amounted to $120,625,000 and were used to finance certain of our 1998 acquisitions and to repay amounts outstanding under the Revolving Facility. On December 7, 1998, Sonic completed an exchange offer to exchange the senior subordinated notes for identical senior subordinated notes registered under the Securities Act.

     The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions.

     Under Sonic's Amended and Restated Certificate of Incorporation, 3 million shares of preferred stock are authorized to be issued by Sonic with such designations, rights and preferences as may be determined from time to time by our Board of Directors. In March 1998, our Board of Directors designated 300,000 shares of preferred stock as Class A convertible preferred stock (the "Preferred Stock"), which was divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock and 100,000 shares of Series III Preferred Stock.

     The Preferred Stock has a liquidation preference of $1,000 per share. Each share of Preferred Stock is convertible, at the option of the holder, into that number of shares of Class A common stock as is determined by dividing $1,000 by the average closing price for the Class A common stock on the NYSE for the 20 days preceding the date of determination of the shares of Preferred Stock (the "Market Price"). Conversion of Series II Preferred Stock is subject to certain adjustments which have the effect of limiting increases and decreases in the value of the Class A common stock receivable upon conversion by 10% of the original value of the shares of Series II Preferred Stock. Conversion of Series III Preferred Stock is subject to certain adjustments which have the effect of limiting increases in the value of Class A common stock receivable upon conversion by 10% of the original value of the shares of Series III Preferred Stock.

     The Preferred Stock is redeemable at Sonic's option at any time after the date of issuance. The redemption price of the Series I Preferred Stock is $1,000 per share. The redemption price for the Series II Preferred Stock and Series III Preferred Stock is as follows: (i) prior to the second anniversary of the date of issuance, the redemption price is the greater of $1,000 per share or the aggregate Market Price of the Class A common stock into which it could be converted at the time of redemption, and (ii) after the second anniversary of the date of issuance, the redemption price is the aggregate Market Price of the Class A common stock into which it could be converted at the time of redemption.

     Each share of Preferred Stock entitles its holder to a number of votes equal to that number of shares of Class A common stock into which it could be converted as of the record date for the vote. Holders of Preferred Stock are entitled to participate in dividends payable on the Class A common stock on an "as-if-converted" basis. The Preferred Stock has no preferential dividends.

     During 1998, Sonic acquired 19 dealerships for an aggregate purchase price of approximately $134.0 million. The aggregate purchase price was paid with approximately $96.2 million in cash, with 970,588 shares of Class A common stock having an estimated fair value at the time of issuance of approximately $8.3 million, with 30,733.8 shares of Preferred Stock (14,406.3 shares of Series I Preferred Stock, 10,054.5 shares of Series II Preferred Stock, and 6,273 shares of Series III Preferred Stock) having an estimated fair value at the time of issuance of approximately $29.3 million and with warrants to purchase an aggregate of 154,000 shares of Class A common stock having an approximate fair value of $0.5 million. The cash portion of the aggregate purchase price was financed with a combination of cash obtained from the net proceeds of Sonic's private offering on July 31, 1998 of $125 million in aggregate principal amount of its 11% senior subordinated notes, cash obtained from the Revolving Facility, and cash generated from Sonic's existing operations. In addition, Sonic has issued to the sellers of certain of the acquired dealerships warrants to purchase an aggregate of 154,000 shares of Class A common stock having an approximate fair value of $0.5 million. Payables for acquisitions as of December 31, 1998 on the accompanying consolidated balance sheet includes $1.7 million of the cash portion of the aggregate purchase price which was paid subsequent to December 31, 1998.

     The difference between the aggregate purchase price of $134.0 million and amounts paid of $134.3 represents the net of (i) $1.3 million due from a former owner as a result of a shortage in the actual net book value of assets acquired compared to the minimum net book value required in the purchase agreement, (ii) $0.4 million due to a former owner as a result of an excess in the actual net book value of assets acquired over the minimum net book value required in the purchase agreement, and (iii) $0.6 million due to a former owner on the first and second anniversaries of the acquisition date. The $1.3 million due from a former owner has been included in other current assets on the accompanying balance sheet. The $0.4 million and $0.6 million due to former owners have been included in payable for acquisitions on the accompanying balance sheet.

     In accordance with terms of certain of the purchase agreements, Sonic may be required to pay additional consideration contingent upon future earnings of certain of the dealerships acquired. As of December 31, 1998, Sonic had recorded approximately $8.0 million relating to such consideration, which has been accounted for as goodwill. Any additional amounts which may be payable in the future will also be accounted for as goodwill.

     During the first quarter of 1999, Sonic acquired 8 dealerships for approximately $50.9 million in cash and 34,100 shares of Series III Preferred Stock having a liquidation preference of $1,000 per share. The cash portion of the purchase price was financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations.
The acquisitions were accounted for using purchase accounting. Sonic may be required to pay additional amounts based on pre-tax earnings of certain of the dealerships acquired. Any additional amounts paid will be accounted for as goodwill.

     In connection with the subsequent acquisition of a Honda dealership located in Chattanooga, Tennessee in March 1999, Sonic sold substantially all of the assets of its Honda dealership in Cleveland, Tennessee for approximately $3.6 million.

     Sonic has signed definitive agreements to acquire 12 dealerships for a minimum of approximately $54.9 million in cash, 11,425 shares of Series II Preferred Stock and 10,525 shares of Series III Preferred Stock having a liquidation value of $1,000 per share. The aggregate purchase price is subject to adjustment based on the actual net book value of the assets acquired. The cash portion of the purchase price will be paid with a combination of borrowings under the Revolving Facility and with cash generated from Sonic's existing operations. Sonic may be required to pay additional amounts based on future pre-tax earnings of certain of these acquired dealerships. These acquisitions are expected to be consummated in the second and third quarters of 1999.

     Sonic incurred a tax liability of approximately $7.1 million in connection with the change in its tax basis of accounting for inventory from the "last-in, first-out" method of inventory accounting to the "first-in, first-out" method of inventory accounting, which is payable over a six-year period beginning in January 1998. In addition, in connection with certain of our 1998 acquisitions, we incurred an additional tax liability in the amount of approximately $1.9 million as a result of the change in accounting for the inventory from the "last-in, first-out" method of inventory accounting to the "first-in, first-out" method of inventory accounting, which will be payable over a four year period. As of December 31, 1998, the remaining cumulative balance of this tax liability was $5.6 million. We expect to pay such obligation with cash provided by operations.

     We believe that the net proceeds from the sale of the senior subordinated notes, together with funds generated through future operations and availability of borrowings under our floor plan financing (or any replacements thereof) and our other credit arrangements will be sufficient to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth, for the foreseeable future. Sonic expects to fund any future acquisitions from its future cash flow from operations, additional debt financing (including the Revolving Facility) or the issuance of Class A common stock, Preferred Stock or other convertible instruments.


SEASONALITY

     Sonic's operations are subject to seasonal variations. The first quarter generally contributes less revenue and operating profits than the second, third and fourth quarters. Seasonality is principally caused by weather conditions and the timing of manufacturer incentive programs and model changeovers.


YEAR 2000 COMPLIANCE

     GENERAL

     Due to the limited memory capacity of older computers, many computer systems and software applications in earlier years were programmed to store dates using six digit formats (e.g. mm/dd/yy) versus nine digit formats (e.g. mm/dd/yyyy). Under the six digit format, most computer systems and software applications are limited to recognizing dates within the 20th century only, causing computers to interpret the year "00" as the year "1900" rather than the year "2000." As we approach the beginning of year 2000, there is widespread concern that the inability of computer systems to recognize dates beyond the year 1999 will result in software errors and system failures that could be disruptive to ordinary business operations.

     We recognize the need to ensure that our operations will not be disrupted by Year 2000 (Y2K) system failures either within our own computer systems or within the computer systems of our primary lenders and suppliers. Each of our dealerships has appointed a team comprised primarily of department managers that, using guides developed by the National Automobile Dealers Association
(NADA), is responsible for assessing and resolving potential Year 2000 problems, and developing contingency plans to mitigate the impact of future problems on operations.


     STATE OF READINESS

     INTERNAL DEALERSHIP SYSTEMS: Internal systems supporting the dealership's daily operations are comprised of four primary systems: (i) the Dealer Management System (DMS), which supports the critical operations of the dealership including all vehicle sales, vehicle inventory, financing and insurance operations, service and parts operations, and accounting functions;
(ii) the Dealer Communication System (DCS), which provides on-line communication with manufacturers necessary for ordering vehicles and parts inventory, submitting warranty claims, submitting dealership financial statements, receiving delivery reports, and receiving technical information used in service department operations; (iii) personal computer systems (PC systems) used in providing information to and communicating with the parent company; and (iv) "embedded systems" which use an electric processor or computer chip to control, monitor, or assist with the operation of equipment, machinery, and building management (e.g. building access, security and fire alarms, automotive diagnostic equipment).

     DEALER MANAGEMENT SYSTEM: The DMS systems used by our dealerships are obtained from one of four primary vendors: Reynolds & Reynolds, Infiniti Net, ADP and UCS. Each of these vendors has developed upgrades to correct Y2K problems within the DMS systems, and we have completed the process of installing such upgrades to our systems. In addition, we have received written verification from each of these vendors that the DMS systems operating within dealerships currently owned by Sonic are Y2K certified. With respect to dealerships being acquired, dealerships using DMS systems which are not Y2K certified are being transferred to existing systems which are Y2K certified.

     DEALER COMMUNICATION SYSTEM: The DCS systems used in our dealerships are provided by the respective manufacturers with whom the dealerships communicate. As a result, the manufacturers have assumed responsibility for upgrading DCS systems to Y2K compliant systems. To date, all but 18 of our dealerships have received written verification from their respective manufacturer that their DCS system is Y2K compliant. In addition, we have requested from each manufacturer that status reports be provided to both the dealership and parent company to inform us of remediation efforts at those dealerships that are not yet Y2K compliant, and when such remediation efforts are expected to be completed.

     PERSONAL COMPUTER SYSTEMS: Most PC systems currently operating in our dealerships were installed within the past year and were determined to be Y2K compliant at the time of installation. PC systems and local and wide area networks used to communicate with our dealerships were also recently installed, and were Y2K certified upon purchase. As a precautionary measure, we have provided all dealerships with diskettes containing programs designed to test PC systems for Y2K capability. All PC systems that have not met certification standards for compliance will be upgraded or replaced with systems that are Y2K compliant.

     EMBEDDED SYSTEMS: Embedded systems refer to systems that use some sort of electronic process or computer chip to track time and date information used in the operation of that system. For example, security systems, or heating, ventilation, and air-conditioning systems (HVAC) may be programmed to automatically be activated or deactivated at a certain time. If a security system is programmed to lock up a dealership on weekends, then some dealerships may be locked out on Thursday, January 6, 2000 because the computer interprets the date as Saturday, January 6, 1900. All facilities are currently conducting an inventory of such systems, and will contact the manufacturer or supplier to test such systems and obtain verification of Y2K certification. This process has not yet been completed, though these systems are not considered critical and a disruption in these systems is not expected to significantly affect dealerships' daily operations.

     EXTERNAL SYSTEMS: A dealership's operations may be adversely affected if the lenders, suppliers, or other third parties with whom it regularly conducts business are affected by Y2K problems within their systems. Other than automobile manufacturers, we are primarily concerned about Y2K failures with banks and other financial service providers, companies providing financing and insurance to our customers, and utilities providing electricity and water. We have received verification from our primary banks and lenders that their systems are Y2K compliant and that service is not expected to be interrupted by Y2K problems. We are still in the process of contacting other key vendors and suppliers regarding their Y2K remediation efforts.


     COSTS

     The costs associated with converting our internal systems to Y2K compliant systems have not been, and are not expected to be, material to our financial position or results of operations. Costs associated with upgrading and converting the DMS and DCS systems to Y2K compliant systems were covered by monthly maintenance contracts with the respective suppliers and were expensed as incurred. Costs associated with upgrading or replacing PC and embedded systems have not been material and were expensed or capitalized in accordance with our capitalization policy.


     CONTINGENCY PLANS

     We cannot state with certainty whether Year 2000 system failures either within our own internal systems or within the systems of third-parties with whom we are involved will have a material adverse impact on our results of operations. In order to mitigate the potential impact of any future Year 2000 problems, each of our dealerships is in the process of developing contingency plans which include the following:

   1. Use of pre-printed and pre-numbered forms and checks (including repair orders and parts counter tickets) and manual journals and ledger books to assist in bookkeeping and accounting functions;

   2. Use of hand held, battery operated finance computers in order to continue providing finance services to our customers;

   3. Establishing emergency reserves of supplies in the event that service from third party lenders and suppliers is disrupted due to Y2K problems within their systems; and

   4. Training of employees to manually perform functions that are currently performed on computers.

     While we believe that we are taking appropriate steps to ensure we are adequately prepared to deal with Year 2000 problems as they arise, we cannot make assurances that Year 2000 problems will not have a material adverse affect on our results of operations or financial condition. In a worst case scenario, Year 2000 problems may delay our ability to sell vehicles, provide financing and insurance to our customers, provide parts and repair service to our customers, complete acquisitions or meet third-party obligations until Year 2000 problems can be resolved in the affected systems.

SIGNIFICANT MATERIALITY OF GOODWILL

     Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative amount of goodwill at December 31, 1997 was $75.0 million and at December 31, 1998 was $182.5 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 25.5% and 88.1%, respectively, at December 31, 1997, and 31.3% and 126.4%, respectively, at December 31, 1998. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if Sonic attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, Sonic would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and these is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.


EFFECTS OF INFLATION

     Due to the relatively low levels of inflation in 1996, 1997 and 1998, inflation did not have a significant effect on Sonic's results of operations for those periods.


NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This Statement became effective for Sonic's fiscal year ending December 31, 1998. The implementation of FAS 131 did not have a significant impact on Sonic's financial statements or related disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities." This Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement will become effective for Sonic beginning January 1, 2000. We have elected earlier application of all of the provisions of this Statement beginning October 1, 1998. The implementation of the provisions of this Statement did not have an impact on Sonic's financial statements for the year ended December 31, 1998.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Sonic's only financial instruments with market risk exposure are variable rate floor plan notes payable, Revolving Facility borrowings and other variable rate notes and mortgages. As of December 31, 1998, the total outstanding balance of such instruments was approximately $243.5 million. A change of one percent in the interest rate would have caused a change in interest expense for the year ended December 31, 1998 of approximately $2.1 million. In addition, a decrease or increase in interest rates would cause a respective increase or decrease in the present value of Sonic's fixed rate senior subordinated notes, which have a carrying value of $120.7 million at December 31, 1998.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements which appears on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age, present principal occupation or employment and the material occupations, positions, offices or employments for the past five years of each Sonic director, director-nominee, and executive officer are set forth below.

     O. Bruton Smith, 72, has been the Chairman, Chief Executive Officer and a director of Sonic since its organization in 1997, and he currently is a director and executive officer of each of Sonic's dealerships. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith's initial term as a director of Sonic will expire at the 2000 annual stockholders meeting. Mr. Smith is also the chairman and chief executive officer, a director and controlling stockholder of Speedway Motorsports, Inc. ("SMI"). SMI is a public company traded on the NYSE. Among other things, it owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Lowe's Motor Speedway, Las Vegas Motor Speedway, Sears Point Raceway and Texas Motor Speedway. He is also the executive officer and a director of each of SMI's operating subsidiaries. Additionally, Mr. Smith serves as chairman of the board of trustees of Mar Mar Realty Trust, a privately held real estate investment trust ("MMRT"), and owns and operates Sonic Financial Corporation among other private businesses. Under his employment agreement with Sonic, Mr. Smith is required to devote approximately 50% of his business time to Sonic's business.

     Bryan Scott Smith, 31, has been the President and Chief Operating Officer of Sonic since April 1997 and a Sonic director since its organization in 1997. Mr. Smith also serves as a director and executive officer of many of Sonic's subsidiaries. Mr. Smith, who is the son of Bruton Smith, has been an executive officer of Town and Country Ford since 1993, and was a minority owner of both Town and Country Ford and Fort Mill Ford before Sonic's acquisition of those dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment to President and Chief Operating Officer of Sonic in April 1997. Mr. Smith's term as a director of Sonic will expire at the 2001 annual stockholders meeting.

     Dennis D. Higginbotham, 47, has been the President of Retail Operations of Sonic since September 1998 and a Sonic director since his appointment in December 1998. Before joining Sonic, Mr. Higginbotham owned and was the president of, Higginbotham Chevrolet-Oldsmobile (from 1976), Halifax Ford-Mercury (from 1987) and Higginbotham Automobiles (from 1995), each of which Sonic acquired in September 1998. Mr. Higginbotham has worked in the automobile industry since 1965. Mr. Higginbotham is standing for election as a director of Sonic at the 1999 annual meeting of stockholders.

     Theodore M. Wright, 36, has been the Chief Financial Officer, Vice President-Finance, Treasurer and Secretary of Sonic since April 1997, and a Sonic director since June 1997. Mr. Wright also serves as a director and executive officer of many of Sonic's subsidiaries. Before joining Sonic, Mr. Wright was a Senior Manager and in charge of the Columbia, South Carolina office of Deloitte & Touche LLP. Before joining the Columbia office, Mr. Wright was a Senior Manager in Deloitte & Touche LLP's National Office Accounting Research and SEC Services Departments from 1994 to 1995. From 1992 to 1994, Mr. Wright was an audit manager with Deloitte & Touche LLP. Mr. Wright is standing for election as a director of Sonic at the 1999 annual meeting of stockholders.


     William R. Brooks, 49, has been a director of Sonic since its formation. Mr. Brooks also served as Sonic's initial Treasurer, Vice President and Secretary from its organization in February 1997 to April 1997 when Mr. Wright was appointed to those positions. Since December 1994, Mr. Brooks has been the vice president, treasurer, chief financial officer and a director of SMI. Mr. Brooks also serves as an executive officer and a director for various operating subsidiaries of SMI. Before the formation of SMI in December 1994, Mr. Brooks was the vice president of the Lowe's Motor Speedway (formerly the Charlotte Motor Speedway) and a vice president and a director of Atlanta Motor Speedway. Mr. Brooks joined Sonic Financial Corporation, an entity controlled by Bruton Smith, from Price Waterhouse in 1983. At Sonic Financial Corporation, he was promoted from manager to controller in 1985 and again to chief financial officer in 1989. Mr. Brooks' term as a Sonic director will expire at the 2000 annual stockholders meeting.

     William P. Benton, 75, became a director of Sonic in December 1997. Since January 1997, Mr. Benton has been the executive director of Ogilvy & Mather, a world-wide advertising agency. Mr. Benton has been a director of SMI since February 1995 and a director of Allied Holdings, Inc. since February 1998. He is also a consultant to the chairman and chief executive officer of TI Group. Before his appointment at Ogilvy & Mather, Mr. Benton served as vice chairman of Wells, Rich, Greene/BDDP, Inc., an advertising agency with offices in New York and Detroit. Mr. Benton retired from Ford Motor Company as its vice president of marketing worldwide in 1984 after a 37-year career with that company. Mr. Benton's term as a Sonic director will expire at the 2001 annual stockholders meeting.

     William I. Belk, 49, became a director of Sonic in March 1998. Mr. Belk is currently the vice president and a director for Monroe Hardware Company, a director for Piedmont Ventures, Inc., and treasurer and a director for Old Well Water, Inc. For more than the previous five years, Mr. Belk previously held the position of chairman and director for certain Belk stores (a privately held retail department store chain). Mr. Belk's term as a Sonic director will expire at the 2001 annual stockholders meeting.
     Sonic's Board of Directors is divided into three classes, each of which, after a transitional period, will serve for three years, with one class being elected at Sonic's annual stockholders meeting each year. Messrs. Bruton Smith and Brooks belong to the class of directors whose term expires in 2000, Messrs. Wright and Higginbotham belong to the class whose term expires in 1999, and Messrs. Scott Smith, Benton and Belk belong to the class whose term expires in 2001. The executive officers are elected annually by, and serve at the discretion of, Sonic's Board of Directors.

COMMITTEES OF THE BOARD

     There are two standing committees of the Sonic Board of Directors, the Audit Committee and the Compensation Committee. The Audit Committee was appointed on March 20, 1998 and consists of Messrs. Benton, Belk and Brooks. The Compensation Committee was appointed on October 3, 1998 and consists of Messrs. Bruton Smith, Benton and Belk. Set forth below is a summary of the principal functions of each committee. There was one meeting held by the Audit Committee and one meeting held by the Compensation Committee in 1998.

     AUDIT COMMITTEE. The Audit Committee, which held one meeting in 1998, recommends the appointment of Sonic's independent auditors, determines the scope of the annual audit to be made, reviews the conclusions of the auditors and reports the findings and recommendations thereof to the Board, reviews Sonic's auditors, the adequacy of Sonic's system of internal control and procedures and the role of management in connection therewith, reviews transactions between Sonic and its officers, directors and principal stockholders, and performs such other functions and exercises such other powers as the Board from time to time may determine.

     COMPENSATION COMMITTEE. The Compensation Committee, which held one meeting in 1998, administers certain compensation and employee benefit plans of Sonic, annually reviews and determines executive officer compensation, including annual salaries, bonus performance goals, bonus plan allocations, stock option grants and other benefits, direct and indirect, of all executive officers and other senior officers of Sonic. The Compensation Committee administers Sonic's 1997 Stock Option Plan, Employee Stock Purchase Plan and Nonqualified Employee Stock Purchase Plan, makes recommendations for individual stock option grants to the full Board of Directors under the plans it administers, and periodically reviews Sonic's executive compensation programs and takes action to modify programs that yield payments or benefits not closely related to Sonic or executive performance. The policy of the Compensation Committee's program for executive officers is to link pay to business strategy and performance to attract, retain and reward key executives while also providing performance incentives and awarding equity-based compensation to align the long-term interests of executive officers with those of Sonic's stockholders. The Compensation Committee's objective is to offer salaries and incentive performance pay opportunities that are competitive in the marketplace.

     Sonic currently has no standing nominating committee.

     During 1998, there were 3 meetings of the Board of Directors of Sonic, with each director attending each of the meetings.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sonic's executive officers, directors and persons who own more than ten percent (10%) of Sonic's Voting Stock to file reports on ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Additionally, SEC regulations require that Sonic identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To Sonic's knowledge, based solely on review of reports furnished to it, all Section 16(a) filing requirements applicable to its executive officers, directors and more than 10% beneficial owners were complied with, except that (i) Messrs. Bruton Smith, Scott Smith, Higginbotham, Wright, Belk, Benton and Brooks inadvertently filed late their Form 5 annual statements of beneficial ownership of securities, and
(ii) Mr. Belk inadvertently filed late his Form 4 statement of changes of beneficial ownership of securities pertaining to his January 1999 exercise of options to purchase 20,000 shares of Class A common stock and his January 1999 sale of 15,000 shares of Class A common stock.

ITEM 11. EXECUTIVE COMPENSATION

     The executive officer compensation for Sonic for 1998 was based on compensation established in each individual's respective employment agreement with Sonic as discussed herein. Additionally, certain executive officers in 1998 were granted stock options issued under Sonic's 1997 Stock Option Plan. Executive officers (including the Chief Executive Officer) were also eligible in 1998 to participate in various benefit plans similar to those provided to other employees of Sonic. Such benefit plans are intended to provide a safety net of coverage against various events, such as death, disability and retirement.

     The employment agreements for the executive officers (including that of the Chief Executive Officer) were established on the basis of non-qualitative factors such as positions of responsibility and authority, years of service and annual performance evaluations. They were targeted to be competitive principally in relation to other automotive retailing companies (such as those included in the Peer Group Index in the performance graph elsewhere herein), although the Board of Directors also considered the base salaries of certain companies not included in the Peer Group Index because the Board of Directors considered those to be relatively comparable industries.

     Awards of stock options under the 1997 Stock Option Plan are based on a number of factors in the discretion of the Board of Directors, including various subjective factors primarily relating to the responsibilities of the individual officers for and contribution to Sonic's operating results (in relation to Sonic's other optionees), their expected future contributions and the levels of stock options currently held by the executive officers individually and in the aggregate. Stock option awards to executive officers have been at then-current market prices in order to align a portion of an executive's net worth with the returns to Sonic's stockholders. For detail concerning the grant options to the executive officers named in the Summary Compensation Table below, see "Fiscal Year-End Option Values."

     As noted above, Sonic's compensation policy is primarily based upon the practice of pay-for-performance. Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to named executive officers. The 1997 Stock Option Plan was created with the intention that all compensation attributable to stock option exercises should qualify as deductible performance-based compensation. The Board of Directors currently believes that, generally, Sonic should be able to continue to manage its executive compensation program to preserve federal income tax deductions.


     CHIEF EXECUTIVE OFFICER COMPENSATION

     The Compensation Committee's members annually review and approve the compensation of Mr. Smith, Sonic's Chief Executive Officer. Mr. Smith's salary has been established through an employment agreement, as discussed herein. The Board of Directors believes that Mr. Smith is paid a reasonable salary.

O. Bruton Smith, Chairman
William P. Benton
William I. Belk

COMPENSATION OF OFFICERS

     The following table sets forth compensation paid by or on behalf of Sonic to the Chief Executive Officer of Sonic and to its other executive officers for services rendered during Sonic's fiscal years ended December 31, 1996, 1997 and 1998:


                          SUMMARY COMPENSATION TABLE



                                                                                                 LONG-TERM
                                                                                            COMPENSATION AWARDS
                                                                                                 NUMBER OF
                                          ANNUAL COMPENSATION                  OTHER              SHARES
                                 --------------------------------------       ANNUAL            UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION(S)    YEAR     SALARY (1)      BONUS (2)     COMPENSATION (3)       OPTIONS (4)      COMPENSATION (5)
-------------------------------- ------ --------------- --------------- ------------------ -------------------- -----------------
O. Bruton Smith                  1998      $385,772        $350,000          $     (5)              200,000               --
 Chairman, Chief Executive       1997       326,704           --                -- (5)                   --               --
 Officer and Director            1996       164,750           --              33,350                     --               --
Bryan Scott Smith                1998      $325,560        $250,000          $  -- (5)              100,000               --
 President, Chief Operating      1997       273,767          18,331             -- (5)              199,750               --
 Officer and Director            1996        48,000         230,714             -- (5)                   --               --
Theodore M. Wright               1998      $211,551        $150,000          $  -- (5)              100,620               --
 Chief Financial Officer,        1997         (6)             (6)               -- (5)               76,376               --
 Vice President-Finance,         1996         (7)             (7)               --                       --               --
 Treasurer and Secretary
Dennis D. Higginbotham           1998      $116,667        $  --             $  -- (5)              150,000               --
 President of Retail             1997         (7)             (7)               --                       --
 Operations and Director         1996         (7)             (7)               --                       --               --
Nelson E. Bowers, II             1998      $383,333        $150,000          $  -- (5)                   --               --
 Executive Vice President        1997         (6)             (6)               -- (5)                   --               --
   and Director (8)              1996         (7)             (7)               --                       --               --

---------
(1) Does not include the dollar value of perquisites and other personal benefits.

(2)  The amounts shown are cash bonuses earned and paid in the specified year.

(3) Sonic provides Bruton Smith with the use of automobiles for personal use, the annual cost of which is reflected as Other Annual Compensation.

(4) Sonic's 1997 Stock Option Plan was adopted in October 1997. Therefore, no options were granted under the 1997 Stock Option Plan to any of Sonic's executive officers in 1996.

(5) The aggregate amount of perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

(6) The amount of salary and bonus earned by the named executive officer in 1997 did not exceed $100,000.

(7) The named executive officer was not employed by Sonic during the year indicated.

(8) Mr. Bowers resigned as Executive Vice President and as a Director of Sonic in November 1998.


EMPLOYMENT AGREEMENTS

     Sonic has employment agreements with Messrs. Bruton Smith, Scott Smith, Higginbotham and Wright (the "Employment Agreements"), which provide for an annual base salary and certain other benefits. Pursuant to the Employment Agreements, the 1999 base salaries of Messrs. Bruton Smith, Scott Smith, Wright and Higginbotham will be $500,000, $400,000, $300,000 and $400,000, respectively. The executives will also receive such additional increases as may be determined by the Compensation Committee. The Employment Agreements, except that of Mr. Higginbotham, provide for the payment of annual performance-based bonuses equal to a percentage of the executive's base salary, upon achievement by Sonic of certain performance objectives, based on Sonic's pre-tax income, to be established by the Compensation Committee. The Employment Agreement for Mr. Higginbotham provides for the payment of bonuses as may be determined and ratified from time to time by the Compensation Committee. Under the terms of their respective Employment Agreements, Sonic will employ Messrs. Bruton Smith, Scott Smith and Wright through November 2000. Under the terms of his Employment Agreement, Sonic will employ Mr. Higginbotham through September 2001 or until his Employment Agreement is terminated by Sonic or by him. Messrs. Scott Smith and Wright also received in October 1997, pursuant to their Employment Agreements, options pursuant to Sonic's 1997 Stock Option Plan, for 199,750 shares and 76,376 shares of Class A common stock, respectively, exercisable at $6.00 per share, vesting in three equal annual installments beginning October 1998 and expiring in October 2007. Mr. Higginbotham's Employment Agreement provides that he will receive options to purchase Class A common stock in an amount and on terms consistent with the grants of options for similar employees of Sonic. In October 1998, Mr. Higginbotham was granted options to purchase 150,000 shares of Class A common stock at an exercise price of $9.19 per share under the 1997 Stock Option Plan.

     Each of the Employment Agreements contain similar noncompetition provisions. These provisions, during the term of the Employment Agreement, (i) prohibit the disclosure or use of confidential Sonic information, and (ii) prohibit competition with Sonic for Sonic's employees and its customers, interference with Sonic's relationships with its vendors, and employment with any competitor of Sonic in specified territories. The provisions referred to in
(ii) above shall also apply for a period of two years following the expiration or termination of an Employment Agreement. With respect to Messrs. Bruton Smith, Scott Smith and Wright, the geographic restrictions apply in any Standard Metropolitan Statistical Area ("SMSA") or county in which Sonic has a place of business at the time their employment ends. With respect to Mr. Higginbotham, the territorial restrictions apply only in the SMSAs for Atlanta, Charlotte, Chattanooga, Columbus, Daytona Beach, Houston, Montgomery, Nashville and Tampa-St. Petersburg-Clearwater.


OPTION GRANTS IN 1998

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                       INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE VALUE
                                 --------------------------------------------------------------             AT
                                                                                                   ASSUMED ANNUAL RATES OF
                                                  PERCENT OF                                                STOCK
                                   NUMBER OF         TOTAL                                         PRICE APPRECIATION FOR
                                   SECURITIES      OPTIONS/                                                OPTION
                                   UNDERLYING    SARS GRANTED    EXERCISE OR                                TERM
                                  OPTION/SARS    TO EMPLOYEES    BASE PRICE      EXPIRATION     ----------------------------
NAME                              GRANTED (#)   IN FISCAL YEAR     ($/SH)           DATE            5% ($)       10% ($)
-------------------------------- ------------- ---------------- ------------ ------------------ ------------- -------------
O. Bruton Smith ................   200,000            14.6%       $ 9.19     October, 2008       $1,155,908    $2,929,299
Bryan Scott Smith ..............   100,000             7.3%         9.19     October, 2008          577,954     1,464,649
Theodore M. Wright .............   100,620             7.3%         (1)           (1)               581,537     1,473,730
Dennis D. Higginbotham .........   150,000            10.9%         9.19     October, 2008          866,931     2,196,974

(1) The exercise price and expiration date for options to purchase 100,000 shares of Class A common stock under the 1997 Stock Option Plan is $9.19 and October 2008, respectively, and the exercise price and expiration date for options to purchase 620 shares of Class A common stock under Sonic's Employee Stock Purchase Plan was $4.10 and December 1998, respectively.


FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning outstanding options to purchase Class A common stock held by executive officers of Sonic as of December 31, 1998:



                                                                       NUMBER OF
                                                                      SECURITIES                     VALUE OF
                                                                      UNDERLYING                   UNEXERCISED
                                SHARES                                UNEXERCISED                  IN-THE-MONEY
                               ACQUIRED            VALUE            OPTIONS/SARS AT              OPTIONS/SARS AT
                          ON EXERCISE (#)(1)   REALIZED ($)          FY-END (#)(1)                FY-END ($)(2)
                         -------------------- -------------- ----------------------------- ----------------------------
NAME                                                          EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------                                     ------------- --------------- ------------- --------------
O. Bruton Smith                    --             $   --             --       200,000         $     --     $1,612,000
Bryan Scott Smith                  --                 --         66,583       233,167          749,063      2,304,125
Theodore M. Wright                620              8,153         25,459       150,917          286,410      1,378,820
Dennis D. Higginbotham             --                 --             --       150,000               --      1,209,000

---------
(1) Sonic effected a 2-for-1 split of its Class A common stock on January 25, 1999. Pursuant to the terms of the 1997 Stock Option Plan, this stock split resulted in an adjustment to the number of options and exercise price for options outstanding prior to the effective date of such stock split. The figures represented above reflect the effect of such adjustment.

(2) Grant date value based on market price at date of grant.


STOCK OPTION PLANS

     Sonic currently has in place the 1997 Stock Option Plan with respect to Class A common stock in order to attract and retain key personnel. The 1997 Stock Option Plan, as adopted in October 1997 and thereafter amended, provides for options to purchase up to an aggregate of 2,250,000 shares of Class A common stock that may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. In 1998, Sonic granted options to purchase 1,373,000 shares of Class A common stock to employees. Messrs. Bruton Smith, Scott Smith, Wright and Higginbotham were granted aggregate non-statutory stock options (NSO's) and Incentive Stock Options (ISO's) for 200,000, 100,000, 100,000 and 150,000
shares, respectively, at an exercise price of $18.38 per share.

     In October 1997, the Board of Directors and stockholders of Sonic adopted the Sonic Automotive, Inc. Employee Stock Purchase Plan (the "Employee Plan"). The Employee Plan provides employees of Sonic and its subsidiaries with the opportunity to purchase Class A common stock. Under the terms of the Employee Plan, on January 1 of each year all eligible employees electing to participate are granted an option to purchase shares of Class A common stock. Sonic's Compensation Committee annually determines the number of shares of Class A common stock available for purchase under each option. The purchase price at which Class A common stock will be purchased through the Employee Plan will be 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the applicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise dates are the last trading days on the New York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. Options will expire under the Employee Plan on the last exercise date of the calendar year in which granted. Options to purchase 298,740 shares of Class A common stock under the Employee Plan were issued in 1998, and 180,730 shares of Class A common stock were purchased as of December 31, 1998.

     On March 20, 1998, the Board of Directors approved an amendment to the Employee Plan increasing the number of options to purchase Class A common stock authorized for issuance under the Employee Plan from 300,000 to 600,000. Sonic's stockholders approved the increase of shares authorized for issuance under the Employee Plan at the 1998 annual meeting of stockholders.

     On March 20, 1998, the Board of Directors adopted the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (the "Directors Plan") for the benefit of Sonic's outside directors. Sonic's stockholders approved the Directors Plan at the 1998 annual meeting of stockholders. The Directors Plan authorizes the issuance of options to purchase up to an aggregate of 600,000 shares of Class A common stock. Under the Directors Plan, each outside director is awarded on or before March 31st of each year an option to purchase 20,000 shares at an exercise price equal to the fair market value of the Class A common stock at the date of the award. Options granted under the Directors Plan become exercisable in six months, and expire ten years, after their date of grant.

     In December 1998, the Board of Directors of Sonic adopted the Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan (the "Nonqualified ESPP"). The purpose of the Nonqualified ESPP is to provide options to purchase Class A common stock to employees of Sonic's subsidiaries that are not eligible to participate in the Employee Plan; employees of Sonic who are eligible to participate in the Employee Plan are not eligible to participate in the Nonqualified ESPP. Under the terms of the Nonqualified ESPP, on January 1 of each year all employees eligible to participate in the Nonqualified ESPP and who elect to participate in the Nonqualified ESPP will be granted an option to purchase shares of Class A common stock. Sonic's Compensation Committee will annually determine the number of Class A common stock available for purchase under each option.

     The purchase price at which Class A common stock will be purchased through the Nonqualified ESPP will be 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the appplicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise dates are the last trading days on the New

York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. Options will expire on the last exercise date of the calendar year in which granted. In adopting the Nonqualified ESPP in December 1998, the Board of Directors authorized options to be granted under the Nonqualified ESPP for 300,000 shares of Class A common stock, which options may be issued effective January 1, 1999.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     From Sonic's organization in February 1997 through March 20, 1998, all matters concerning executive officer compensation were addressed by the entire Board of Directors. On March 20, 1998, the Board of Directors established the Compensation Committee and elected Messrs. Bruton Smith, Benton and Belk to serve as the initial members of the Compensation Committee. Bruton Smith serves as the Chief Executive Officer of Sonic and serves as an officer for a substantial majority of Sonic's subsidiaries. Scott Smith serves as Sonic's President and Chief Operating Officer and serves as an officer for each of Sonic's subsidiaries. Mr. Wright serves as Sonic's Chief Financial Officer, Vice President-Finance, Treasurer and Secretary and serves as an officer for a substantial majority of Sonic's subsidiaries. Mr. Brooks served from February to April 1997 as Sonic's Treasurer, Vice President and Secretary.

     Bruton Smith is the only executive officer to have served on the Compensation Committee of another entity during 1998. He served as Chairman, Chief Executive Officer, a Director and a member of the Compensation Committee of Speedway Motorsports, Inc. ("SMI"). Mr. Brooks is also an executive officer of SMI.

     Bruton Smith received aggregate salary, bonus and other compensation of $1,545,000 during 1998 from SMI.


DIRECTOR COMPENSATION

     Members of the Board of Directors who are not employees of Sonic will be compensated for their services under the Directors Plan. Sonic will also reimburse all directors for their expenses incurred in connection with their activities as directors of Sonic. Directors who are also employees of Sonic receive no compensation for serving on the Board of Directors.

STOCKHOLDER PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative stockholder return on Sonic's Class A common stock against the cumulative total return of each of the Standard and Poor's 500 Stock Index and a Peer Group Index for the time period commencing November 11, 1997 and ending December 31, 1998. The companies used in the Peer Group Index include Republic Industries, Group 1 Automotive, United Auto Group, Car Max and Lithia Motors, which are all publicly traded companies known by Sonic to be involved in the automobile industry. The graph assumes that $100 was invested on November 11, 1997 in each of Sonic's Class A common stock, the Standard & Poor's 500 Stock Index and the Peer Group Index companies and that all dividends were reinvested.


[STOCKHOLDER PERFORMANCE GRAPH APPEARS HERE]

                              11/11/97  12/31/97   12/31/98
                               --------  --------   --------
SONIC AUTOMOTIVE.............  100.00     79.79     286.01
PEER GROUP INDEX.............  100.00     79.46      52.89
S&P..........................  100.00    106.43     136.84


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     OWNERSHIP OF CAPITAL SECURITIES

     The following table sets forth certain information regarding the beneficial ownership of Sonic's Class A common stock, Class B common stock and Preferred Stock (collectively, the "Voting Stock") as of March 30, 1999, by (i) each stockholder who is known to Sonic to own beneficially five percent or more of each class of the outstanding Voting Stock, (ii) each director and nominee to the Board of Directors of Sonic, (iii) each executive officer of Sonic (including the Chief Executive Officer), and (iv) all directors and executive officers of Sonic as a group. Holders of Class A common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of Sonic. Holders of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of the stockholders, except that the Class B common stock is entitled to only one vote per share with respect to any transaction proposed or approved by the Board of Directors of Sonic or proposed by all the holders of the Class B common stock or as to which any holder of Class B common stock (the "Smith Group") or any affiliate thereof has a material financial interest other than as a then existing stockholder of Sonic constituting a (a) "going private" transaction (as defined herein),(b) disposition of substantially all of Sonic's assets, (c) transfer resulting in a change in the nature of Sonic's business, or (d) merger or consolidation in which current holders of common stock would own less than 50% of the common stock following such transaction. In the event of any transfer outside of the Smith Group or the Smith Group holds less than 15% of the total number of shares of common stock outstanding, such transferred shares or all shares, respectively, of Class B common stock will automatically convert into an equal number of shares of Class A common stock. Holders of Preferred Stock are entitled to one vote per each share of Class A common stock into which such shares of Preferred Stock are convertible into as of the record date of the annual meeting or any special meeting of the stockholders of Sonic on all matters submitted to a vote of the stockholders of

Sonic. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by him or it as set forth opposite his or its name subject to community property laws where applicable.



                                                NUMBER OF                         NUMBER OF
                                                SHARES OF        PERCENTAGE OF    SHARES OF
                                                 CLASS A          OUTSTANDING      CLASS B
                                                 COMMON             CLASS A        COMMON
                                                  STOCK              COMMON         STOCK
BENEFICIAL OWNER                                  OWNED              STOCK          OWNED
---------------------------------------- ---------------------- --------------- ------------
O. Bruton Smith (2)(3) .................         225,500(4)            1.8%      10,952,500
Sonic Financial Corporation (2) ........              --                --        8,881,250
Bryan Scott Smith (2) ..................         166,584(4)(5)         1.4%         956,250
Dennis D. Higginbotham (6) .............         962,088(7)            7.9%              --
Theodore M. Wright .....................         126,079(4)(8)         1.0%              --
William R. Brooks ......................          20,000(9)              *               --
William P. Benton ......................          20,000(9)              *               --
William I. Belk ........................           5,000                 *               --
Citicorp (10)(11) ......................       1,000,000               8.2%              --
Citibank, N.A. (11)(12) ................       1,000,000               8.2%              --
Wellington Management Company,
 LLP (13)(14) ..........................         994,000               8.2%              --
Wellington Trust Company, N.A.
 (14)(15) ..............................         616,600               5.1%              --
Dan E. Hatfield (16) ...................              --                --               --
Bud C. Hatfield (16) ...................              --                --               --
Frank McGough (17) .....................              --                --               --
William M. Whitmire (18) ...............              --                --               --
Thomas P. Williams, Sr. (19) ...........              --                --               --
All directors and executive officers
 as a group (7 persons) ................       1,525,151              12.5%      11,908,750



                                          PERCENTAGE OF   NUMBER OF                   PERCENTAGE
                                           OUTSTANDING    SHARES OF   PERCENTAGE OF     OF ALL
                                             CLASS B      PREFERRED    OUTSTANDING    OUTSTANDING
                                              COMMON        STOCK       PREFERRED       VOTING
BENEFICIAL OWNER                              STOCK         OWNED         STOCK        STOCK (1)
---------------------------------------- --------------- ----------- --------------- ------------
O. Bruton Smith (2)(3) .................       88.3%            --           --           45.1%
Sonic Financial Corporation (2) ........       71.6%            --           --           36.1%
Bryan Scott Smith (2) ..................        7.7%            --           --            4.5%
Dennis D. Higginbotham (6) .............         --             --           --            3.9%
Theodore M. Wright .....................         --             --           --              *
William R. Brooks ......................         --             --           --              *
William P. Benton ......................         --             --           --              *
William I. Belk ........................         --             --           --              *
Citicorp (10)(11) ......................         --             --           --            4.1%
Citibank, N.A. (11)(12) ................         --             --           --            4.1%
Wellington Management Company,
 LLP (13)(14) ..........................         --             --           --            4.0%
Wellington Trust Company, N.A.
 (14)(15) ..............................         --             --           --            2.5%
Dan E. Hatfield (16) ...................         --          3,750          6.7%             *
Bud C. Hatfield (16) ...................         --          8,971         15.9%             *
Frank McGough (17) .....................         --        4,194.3          7.5%             *
William M. Whitmire (18) ...............         --         15,013         26.7%             *
Thomas P. Williams, Sr. (19) ...........         --         13,938         24.8%             *
All directors and executive officers
 as a group (7 persons) ................       96.0%            --           --           54.2%

---------
     * Less than one percent

(1) The percentage of total voting power of Sonic is as follows: O. Bruton Smith, 78.4%, Sonic Financial Corporation, 63.6%, Bryan Scott Smith, 7.0%, and less than 1% for all other stockholders shown.

(2) The address of such person or group is 5401 East Independence Boulevard, Charlotte, North Carolina 28212.

(3) The Schedule 13D filed by the beneficial owner indicates that the shares of Class B common stock shown as owned by such person or group include all of the shares shown as owned by Sonic Financial Corporation elsewhere in the table. Bruton Smith owns the substantial majority Sonic Financial Corporation's outstanding capital stock.

(4) In October 1998, Messrs. Bruton Smith, Scott Smith and Wright received grants of options to purchase 200,000, 100,000 and 100,000 shares of Class A common stock, respectively, pursuant to Sonic's 1997 Stock Option Plan. All of such options will become exercisable in April 1999. The number of shares of Class A common stock listed as owned by each such person above includes these respective grants of options.

(5) Includes one-third of 199,750 shares that underlie options to purchase shares of Class A common stock granted by Sonic pursuant to the 1997 Stock Option Plan in October 1997, which became exercisable in three equal annual installments beginning in October 1998.

(6) The address of such person is 104 South Riverside Dr., New Smyrna Beach, Florida 32168.

(7) Does not include options to purchase 150,000 shares of Class A common stock granted to Mr. Higginbotham under the 1997 Stock Option Plan, which options become exercisable in three equal annual installments beginning in October 1999.

(8) Includes one-third of 76,376 shares that underlie options to purchase shares of Class A common stock granted by Sonic pursuant to the 1997 Stock Option Plan in October 1997, which became exercisable in three equal annual installments beginning in October 1998.

(9) Represents 20,000 shares that underlie options to purchase shares of Class A common stock granted by Sonic pursuant to the Directors Plan, which became exercisable in December 1998.

(10) The Schedule 13D filed by the beneficial owner indicates that the shares of Class A common stock shown as owned by such entity or group include all the shares shown as owned by Citibank, N.A. elsewhere in the table. Citicorp owns all of the outstanding capital stock of Citibank, N.A.

(11) The address of such entity is 399 Park Avenue, New York, New York 10043.

(12) The Schedule 13D filed by the beneficial owner indicates that Citibank, N.A. has sole voting power as to 144,000 shares of the 1,000,000 shares shown with no voting power as to the remainder and has shared dispositive power over all 1,000,000 shares.

(13) The Schedule 13D filed by the beneficial owner indicates that Wellington Management Company has shared voting power as to 447,400 shares of the 994,000 shares shown with no voting power as to the remainder and has shared dispositive power over all 994,000 shares.

(14) The address of such entity is 75 State Street, Boston, Massachusetts
     02109.

(15) The Schedule 13D filed by the beneficial owner indicates that Wellington Trust Company, N.A. has shared voting power as to 169,200 shares of the 616,600 shares shown with no voting power as to the remainder and has shared dispositive power over all 616,600 shares.

(16) The address of such person is 1500 Automall Drive, Columbus, Ohio 43228.

(17) The address of such person is 711 Eastern Blvd., Montgomery, Alabama
     36117.

(18) The address of such person is 4412 Paces Battle, Atlanta, GA 30327.

(19) The address of such person is 401 South 20th Street, Birmingham, AL 35233.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     REGISTRATION RIGHTS AGREEMENT

     When Sonic acquired Town & Country Ford, Lone Star Ford, Fort Mill Ford, Town & Country Toyota and Frontier Oldsmobile-Cadillac in 1997, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 with Sonic Financial Corporation ("SFC"), Bruton Smith, Scott Smith and William S. Egan (collectively, the "Class B Registration Rights Holders"). SFC currently owns 8,881,250 shares of Class B common stock; Bruton Smith, 2,071,250 shares; Scott Smith, 956,250 shares; and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group"), 491,250 shares, all of which are covered by the Registration Rights Agreement. The Egan Group also owns 100,000 shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic's charter, offers and sales of shares Class B common stock are registered with the Commission, then such shares will automatically convert into a like number of shares of Class A common stock.

     The Class B Registration Rights Holders have certain limited piggyback registration rights under the Registration Rights Agreement. These rights permit them to have their shares of Sonic's common stock included in any Sonic registration statement registering Class A common stock, except for registrations on Form S-4, relating to exchange offers and certain other transactions, and Form S-8, relating to employee stock compensation plans. The Registration Rights Agreement expires in November 2007. SFC is controlled by Bruton Smith. The Class B Registration Rights Holders have agreed to waive their registration rights in this offering.


THE SMITH SUBORDINATED LOAN

     In December 1997, Mr. Smith was required by Ford Motor Credit to lend the $5.5 million to Sonic on a subordinated basis to increase Sonic's capitalization (the "Subordinated Smith Loan"). Ford Motor Credit required the Subordinated Smith Loan as a condition to increasing the Revolving Facility borrowing limit because the net offering proceeds from Sonic's November 1997 initial public offering were significantly less than expected by Sonic and Ford Motor Credit. The Subordinated Smith Loan bears interest at NationsBank's (now Bank of America's) announced prime rate plus 0.5% and matures on November 30, 2000. All amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid after all amounts owed by Sonic under the Ford Credit Facilities and Sonic's senior subordinated notes are paid. For further discussion of these lending arrangements.


TRANSACTIONS WITH MMRT

     In 1998, Sonic entered into a Strategic Alliance Agreement and Agreement for the Mutual Referral of Acquisition Opportunities (the "Strategic Alliance Agreement") with MMRT. Bruton Smith serves as the chairman of MMRT's board of trustees. Under the Alliance Agreement, Sonic agreed to refer to MMRT real estate acquisition opportunities arising with Sonic's dealership acquisitions. In exchange, MMRT agreed to refer to Sonic dealership acquisition opportunities and to provide certain real estate development and maintenance services to Sonic. MMRT will also arrange for property inspections and environmental reports for prospective dealership properties at Sonic's cost.

     In addition, the Alliance Agreement provides for a form of lease to be used when MMRT leases to Sonic real estate MMRT acquires in the future. Under terms substantially similar to those of this form lease, Sonic leases or will lease certain properties from MMR Holdings, LLC ("MMR Holdings"), which is a limited liability company currently owned by Bruton Smith and SFC that Sonic expects to be acquired by MMRT.

     Sonic entered into the Alliance Agreement with MMRT rather than with an unaffiliated third party for purposes consistent with Sonic's acquisition strategy. Sonic is familiar with MMRT's growth and operating strategy and believes that MMRT is well-positioned to identify and refer attractive dealership acquisition opportunities for Sonic in the course of MMRT's acquisitions of real property. In addition, Sonic's relationship with MMRT will assist Sonic in negotiating transactions with sellers of dealerships that Sonic has identified for acquisition. Many dealership sellers who own their dealership's real property wish to sell the dealership real property as well as dealership businesses. Inclusion of real estate in a transaction may allow Sonic to negotiate an acquisition on more favorable terms. Finally, MMRT will provide development assistance to Sonic which will enable Sonic to avoid additional costs associated with hiring employees with real estate development expertise. For these reasons, Sonic feels that MMRT's growth and operating strategies are closely-aligned with Sonic's dealership acquisition strategy and that the Alliance Agreement will provide significant future benefits to Sonic.

     For acquisitions identified by Sonic, the Alliance Agreement is intended to operate in two different contexts, depending on whether the dealership seller owns the dealership real property or leases the dealership real property from an unaffiliated third party. For acquisitions where the dealership seller owns the dealership real property, Sonic will negotiate acquisition of the real property from the seller on an arms'-length basis and will assign its negotiated purchase rights to MMRT. MMRT will then acquire the real property from the seller. Sonic and MMRT will subsequently enter into a lease agreement regarding the dealership real property using the lease form attached to the Alliance Agreement to satisfy all non-economic terms of the lease agreement. The economic terms of the lease will be negotiated between Sonic and MMRT and will depend on several factors, including:

     o the projected earnings capacity of the dealership,

     o the quality, age and condition of the dealership structure(s),

     o the location of the dealership property, and

     o the rent paid for comparable commercial properties.

As required by Sonic's Charter, the terms of any lease agreement with MMRT involving total payments of more than $500,000 will be subject to the approval of Sonic's Board of Directors and of Sonic's independent directors to ensure that such terms are no less favorable to Sonic than would be available to Sonic in a transaction with an unrelated third party. When necessary, Sonic will also obtain independent appraisals to determine the fairness of lease terms to Sonic.

     For acquisitions where the dealership real property is owned by an unaffiliated third party and is leased to the dealership seller, MMRT will negotiate with the unaffiliated third party to acquire the dealership real property. If MMRT is successful in acquiring the dealership real property and Sonic completes its acquisition of the dealership business, then Sonic and MMRT will enter into a lease agreement regarding the dealership real property using the Alliance Agreement's lease form and will determine the economic terms of the lease according to the principles described in the paragraph above.

     Sonic has sold to MMR Holdings the Town and Country Toyota real estate for approximately $5.7 million and the Fort Mill Ford real estate for approximately $4.6 million. The sales price for each of these parcels of real property was determined in negotiations between Sonic and MMRT based on the projected earnings capacity of the dealership, from which a monthly lease payment was calculated. Using this rent calculation, Sonic and MMRT agreed to a capitalization rate for the lease payments in order to determine a purchase price for the properties themselves. This capitalization rate was based on several factors, including:

     o the quality, age and condition of the dealership structure(s),

     o the location of the dealership property,

     o the value of the properties for alternative uses,

     o the availability of similar properties in the area, and

     o recent sales prices for comparable commercial properties in the area.

An additional factor in determining Sonic's sales price for each of the properties were independent appraisals obtained by Sonic for the Town and Country Toyota property in December 1997 and Fort Mill Ford property in February 1996. These appraisals, after giving effect to the passage of time, indicate that the sales price payable to Sonic by MMRT for each of the properties exceeds the appraised fair value of such properties determined in the independent appraisals.

     Bruton Smith determined the sales price for each of these two properties, and such determination was approved by Sonic's Board of Directors and Sonic's independent directors. In giving their approval for these sales, Sonic's directors evaluated the earning capacities of the dealerships and the capitalization rates for the related leases through an analysis of the factors stated above as well as the previously mentioned independent appraisals.


CERTAIN DEALERSHIP LEASES

     Certain properties leased by Sonic's dealerships are, or since the beginning of the last fiscal year were, owned by Sonic's officers or directors or their affiliates. These leases contain terms comparable to, or more favorable to Sonic than, terms that would be obtained from unaffiliated third parties. Many of these properties as well as others are now owned or are under contract to be acquired by MMR Holdings, which Sonic expects will become a subsidiary of MMRT.

     Sonic leases or will lease 36 properties for 27 of its dealerships, described in the following table, from MMR Holdings. Sonic's directors have approved these "triple net leases," which require Sonic to pay all costs of operating the properties, as well as all taxes, utilities, insurance, repairs, maintenance and other property related expenses. These leases generally provide Sonic with options to renew the lease for two additional five year terms after the expiration of the initial lease term. The rental rates indicated below reflect minimum or "base" annual rents payable by Sonic in the first year of the applicable leases. Such rental rates generally are subject to increases either at renewal or every five years based on factors such as increases in the consumer price index or an evaluation of fair market rents.



                                                                                        INITIAL          INITIAL LEASE
                        PROPERTY                                LOCATION               BASE RENT        TERM EXPIRATION
-------------------------------------------------------- ---------------------- ---------------------- ----------------
  Higginbotham Acura-Mercedes .......................... Daytona Beach, FL          $   221,288        2008
  Halifax Ford-Mercury ................................. New Smyrna Beach, FL           536,675(1)     2008
  Halifax Ford Used Cars ............................... Edgewater, FL                   72,875        2008
  Higginbotham Chevy-Olds .............................. New Smyrna Beach, FL           775,131(2)     2009
  Infiniti of Charlotte ................................ Charlotte, NC                  432,000        2008
  Town & Country Ford (Parcel #1) ...................... Charlotte, NC                  409,200(3)     2009(3)
  Town & Country Ford (Parcel #2) ...................... Charlotte, NC                  108,513(4)     2008
  Town & Country Toyota ................................ Charlotte, NC                  600,000        2008
  Lake Norman Chrysler-Plymouth-Jeep ................... Cornelius, NC                  480,000        2007
  Lake Norman Chrysler-Plymouth-Jeep (Parcel #2) ....... Cornelius, NC                  110,250        2008
  Lake Norman Dodge .................................... Cornelius, NC                  480,000(1)     2007
  Westside Dodge ....................................... Columbus, OH                   600,000        2009
  Toyota West .......................................... Columbus, OH                   480,000        2009
  Hatfield Hyundai ..................................... Columbus, OH                   480,000        2009
  Hatfield Lincoln-Mercury ............................. Columbus, OH                   300,000        2009
  VW & Jeep-Eagle West ................................. Columbus, OH                   300,000        2009
  Westside Chrysler-Plymouth ........................... Columbus, OH                   300,000        2009
  Fort Mill Ford ....................................... Fort Mill, SC                  480,000        2008
  Century BMW .......................................... Greenville, SC                 420,000(5)     2008
  Heritage Lincoln-Mercury ............................. Greenville, SC                 313,898(5)     2008
  Century BMW .......................................... Spartanburg, SC                112,805(5)     2008
  Infiniti of Chattanooga .............................. Chattanooga, TN                344,224(1)(6)  2007
  BMW/Volvo of Chattanooga ............................. Chattanooga, TN                279,840(1)(6)  2007
  KIA/Volkswagon of Chattanooga ........................ Chattanooga, TN                132,840(6)     2007
  Town & Country Ford of Cleveland ..................... Cleveland, TN                  281,424(1)(6)  2007
  Cleveland Honda ...................................... Cleveland, TN                  154,296(6)     2007
  Volkswagen of Nashville .............................. Nashville, TN                  147,000        2008
  Ron Craft Chrysler Plymouth Jeep ..................... Baytown, TX                    210,000        2008
  Lone Star Ford ....................................... Houston, TX                    360,000(7)     2009(7)
                                                                                    -------------
   Total Initial Base Rent Payable to MMR Holdings .....                            $ 9,922,259
                                                                                    =============

---------
(1) Initial base rent indicated is the total rent payable on more than one property parcel utilized by the dealership.

(2) The Higginbotham Chevy-Olds dealership is presently under construction and is expected to be completed and available for leasing in 1999. MMR Holdings will acquire this property after the completion of construction.

(3) The rent on Town & Country Ford (Parcel #1) is currently below market rates, as supported by independent appraisal. This lease will terminate by December 31, 1999. As a condition to MMRT's ultimate acquisition of this property, Sonic and MMRT have signed a new lease taking effect on January 1, 2000, providing for fair market annual rent of $1,140,000 and expiring on December 31, 2009.

    Town & Country Ford (Parcel #2) was owned by STC Properties ("STC"), which was a joint venture in which Town & Country Ford maintained a 5% undivided interest and SFC owned the remaining 95%. In October 1998, MMR Holdings acquired this property by issuing its membership interests to SFC and paying $425,000 to Town & Country Ford. STC leased this property in 1998 to Sonic at the annual rent indicated.

(4) Until its acquisition by MMR Holdings in October 1998, Town & Country Ford (Parcel #2) was owned by Bruton Smith and, in 1998, was leased to Sonic at the annual base rent indicated.

(5) In July 1998, Chartown, a general partnership controlled by Bruton Smith ("Chartown"), acquired the real property on which this dealership operated. Chartown then leased the property to the Sonic subsidiary that acquired the assets of the dealership at the annual rental rate indicated. In December 1998, MMR Holdings acquired this property from Chartown subject to the existing lease.

(6) This dealership previously leased its property from Nelson Bowers, Sonic's former Executive Vice President and a former director, or his affiliates. In November 1998, MMR Holdings acquired this property subject to the existing lease. Sonic negotiated this lease in connection with acquisition of the dealership from Nelson Bowers in 1997 and paid 1998 rent to Mr. Bowers or his affiliates at the indicated rate.

(7) The rent on Lone Star Ford is currently below market rates, as supported by independent appraisal. This lease will terminate by December 31, 1999. As a condition to MMRT's ultimate acquisition of this property, Sonic and MMRT have signed a new lease taking effect on January 1, 2000, providing for fair market annual rent of $1,140,000 and expiring on December 31, 2009. The Lone Star Ford property was owned by Viking Investments Associates, a Texas association controlled by Bruton Smith ("Viking"). In October 1998, MMR Holdings acquired the Lone Star Ford property. Viking leased this property in 1998 to Sonic at the annual rent indicated.


CHARTOWN TRANSACTIONS

     Chartown is a general partnership engaged in real estate development and management. Before Sonic's reorganization before its initial public offering, Town & Country Ford maintained a 49% partnership interest in Chartown with the remaining 51% held by SMDA Properties, LLC, a North Carolina limited liability company ("SMDA"). Bruton Smith owns an 80% direct membership interest in SMDA with the remaining 20% owned indirectly through SFC. In addition, SFC also held a demand promissory note for approximately $1.6 million issued by Chartown (the "Chartown Note"), which was uncollectible due to insufficient funds. As part of Sonic's reorganization, the Chartown Note was canceled and Town & Country Ford transferred its partnership interest in Chartown to SFC for nominal consideration. SFC then agreed to indemnify Town & Country Ford for any and all obligations and liabilities, whether known or unknown, relating to Chartown and Town & Country Ford's ownership of Chartown.


THE BOWERS VOLVO NOTE

     In connection with Volvo's approval of Sonic's acquisition of a Volvo franchise from Nelson Bowers in 1997, Volvo, among other things, conditioned its approval upon Nelson Bowers acquiring and maintaining a 20% interest in Sonic's Chattanooga Volvo subsidiary operating the Volvo franchise. Mr. Bowers financed all of the purchase price for this 20% interest by issuing a promissory note (the "Bowers Volvo Note") in favor of Sonic Automotive of Nevada, Inc., the wholly owned subsidiary of Sonic that controls a majority interest in Chattanooga Volvo. The Bowers Volvo Note is secured by Mr. Bowers' interest in Chattanooga Volvo.

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

Bowers under this arrangement. Volvo has removed its requirement that Mr. Bowers maintain his interest in Chattanooga Volvo. Sonic and Mr. Bowers are in the process of redeeming his interest in Chattanooga Volvo and satisfying the Bowers Volvo Note.


OTHER TRANSACTIONS

   o Town & Country Ford and Lone Star Ford had each made several non-interest bearing advances to SFC, a company controlled by Bruton Smith. In preparation for Sonic's 1997 reorganization, a demand promissory note by SFC evidencing $2.1 million of these advances was canceled in June 1997 in exchange for the redemption of certain shares of the capital stock of Town & Country Ford held by SFC. In addition, a demand promissory note by SFC evidencing of $0.5 million of these advances was canceled in June 1997 pursuant to a dividend.

   o Sonic had amounts receivable from affiliates of $1.0 million and $1.5 million at December 31, 1997 and 1998, respectively. Of this amount, $622,000 relates to advances made by Sonic to SFC at December 31, 1997 and $1.5 million relates to advances made by Sonic to SFC and MMRT at December 31, 1998. The remaining $425,000 at December 31, 1997 primarily relates to receivables from executives of Sonic who were former owners of certain dealerships acquired. These receivables resulted from differences in the negotiated and actual net book value of the dealerships at the date of acquisitions. The amounts receivable from affiliates are non-interest bearing and are classified as current based on the expected repayment dates.

   o As part of the purchase price in connection with Sonic's acquisition of the Bowers Automotive Group in November 1997, Sonic issued its promissory note in the principal amount of $4.0 million in favor of Nelson Bowers (the "Bowers Acquisition Note"). The Bowers Acquisition Note is payable in 28 equal quarterly installments and bears interest at the prime rate less 0.5%. The balance outstanding under this note at December 31, 1998 was $3.4 million.

   o Town and Country Toyota has an amount payable to Bruton Smith, which payable totals approximately $0.7 million as of December 31, 1998. This loan bears interest at 8.75% per annum.

   o Certain subsidiaries of Sonic (such subsidiaries together with Sonic and SFC are referred to as the "Sonic Group") filed consolidated federal income tax returns with SFC for several years before our reorganization. These joint filings were for 1996 and for the period ending on June 30, 1997. Under applicable federal tax law, each corporation included in SFC's consolidated return is jointly and severally liable for any resultant tax. Under a tax allocation agreement dated as of June 30, 1997, however, Sonic agreed to pay to SFC, in the event that additional federal income tax is determined to be due, an amount equal to Sonic's separate federal income tax liability computed for all periods in which any member of the Sonic Group has been a member of SFC's consolidated group less amounts previously recorded by Sonic. Also pursuant to such agreement, SFC agreed to indemnify Sonic for any additional amount determined to be due from SFC's consolidated group in excess of the federal income tax liability of the Sonic Group for such periods. The tax allocation agreement establishes procedures with respect to tax adjustments, tax claims, tax refunds, tax credits and other tax attributes relating to periods ending prior to the time that the Sonic Group shall leave SFC's consolidated group.

   o Sonic acquired Town & Country Ford, Lone Star Ford, Town & Country Toyota, Fort Mill Ford and Frontier Oldsmobile-Cadillac in its 1997 reorganization pursuant to four separate stock subscription agreements. These subscription agreements allowed the acquisition of 100% of the capital stock or membership interests, as the case may be, of each of the five dealerships from Sonic Financial, Bruton Smith, the Egan Group (an assignee of Mr. Egan) and Bryan Scott Smith in exchange for certain amounts of Sonic's Class B common stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

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



 EXHIBIT NO.                                                   DESCRIPTION
------------- ------------------------------------------------------------------------------------------------------------
   3.1*       Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to the
              Registration Statement on Form S-1 (Registration No. 333-33295) of Sonic (the "Form S-1")).
   3.2*       Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
   3.3*       Bylaws of Sonic (incorporated by reference to Exhibit 3.2 to the Form S-1).
   4.1*       Form of 11% Senior Subordinated Note due 2008, Series B (incorporated by reference to Exhibit 4.3 to the
              Registration Statement on Form S-4 (Registration Nos. 333-64397 and 333-64397-001 through
              333-64397-044) of Sonic (the "Form S-4")).
   4.2*       Indenture dated as of July 1, 1998 between Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank Trust National Association, as trustee, relating to the 11% Senior Subordinated
              Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Form S-4).
   4.3*       Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith,
              William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).
  10.1*       Employment Agreement between Sonic and O. Bruton Smith (incorporated by reference to Exhibit 10.29 to the Form S-1).
  10.2*       Employment Agreement between Sonic and Bryan Scott Smith (incorporated by reference to Exhibit 10.30 to the Form S-1).
  10.3*       Employment Agreement between Sonic and Theodore M. Wright (incorporated by reference to Exhibit 10.31 to the Form S-1).
  10.4*       Employment Agreement between Sonic and Nelson E. Bowers, II (incorporated by reference to Exhibit 10.32 to the Form S-1).
  10.5*       Employment Agreement between Sonic and Dennis D. Higginbotham (incorporated by reference to Exhibit
              10.90 to the Form S-4).
  10.6*       Tax Allocation Agreement dated as of June 30, 1997 between Sonic and Sonic Financial Corporation
              (incorporated by reference to Exhibit 10.33 to the Form S-1).
  10.7*       Assignment of Joint Venture Interest in Chartown dated as of June 30, 1997 among Town and Country Ford,
              Inc., SMDA LLC and Sonic Financial Corporation (incorporated by reference to Exhibit 10.28 to the Form
              S-1).
  10.8*       Sonic Automotive, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.34 to the Form S-1).
  10.9*       Sonic Automotive, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.35 to the
              Form S-1).
  10.9a*      Sonic Automotive, Inc. Employee Stock Purchase Plan Amended and Restated as of December 3, 1998
              (incorporated by reference to Sonic's Registration Statement on Form S-8 (Registration No. 333-69907)).
  10.10*      Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to
              Exhibit 10.69 to Sonic's Amended Annual Report on Form 10-K/A for the year ended December 31, 1997
              (the "1997 Form 10-K/A")).
  10.11*      Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Sonic's
              Registration Statement on Form S-8 (Registration No. 333-69899)).
  10.12*      Subscription Agreement dated as of June 30, 1997 between O. Bruton Smith and Sonic (incorporated by reference to Exhibit 10.36 to the Form S-1).
  10.13*      Subscription Agreement dated as of June 30, 1997 between Sonic Financial Corporation and Sonic
              (incorporated by reference to Exhibit 10.37 to the Form S-1).

 EXHIBIT NO.                                                     DESCRIPTION
------------- -----------------------------------------------------------------------------------------------------------------
  10.14*      Subscription Agreement dated as of June 30, 1997 between Bryan Scott Smith and Sonic (incorporated by reference to Exhibit 10.38 to the Form S-1).
  10.15*      Subscription Agreement dated as of June 30, 1997 between William S. Egan and Sonic (incorporated by reference to Exhibit 10.39 to the Form S-1).
  10.16*      Credit Agreement dated October 15, 1997 by and between Sonic and Ford Motor Credit Company
              (incorporated by reference to Exhibit 10.46 to the Form S-1).
  10.17*      Amended and Restated Credit Agreement dated as of December 15, 1997 (the "Credit Agreement") between
              Sonic, as borrower, and Ford Motor Credit Company, as lender (incorporated by reference to Exhibit 10.70 to the 1997 Form 10-K/A).
  10.18*      Amended and Restated Promissory Note dated December 15, 1997 in the amount of $75 million by Sonic, as borrower, in favor of Ford Motor Credit Company, as lender, under the Credit Agreement (incorporated by reference to Exhibit 10.71 to the 1997 Form 10-K/A).
  10.19*      Subordinated Promissory Note dated December 1, 1997 (the "Smith Subordinated Note") in the amount of
              $5.5 million by Sonic, as borrower, in favor of O. Bruton Smith, as lender (incorporated by reference to
              Exhibit 10.72 to the 1997 Form 10-K/A).
  10.20*      Subordination Agreement dated as of December 15, 1997 between O. Bruton Smith and Ford Motor Credit
              Company and acknowledged by Sonic re: the Smith Subordinated Note (incorporated by reference to Exhibit
              10.73 to the 1997 Form 10-K/A)
  10.21*      Subordination Agreement dated as of July 31, 1998 between O. Bruton Smith and U.S. Bank Trust National
              Association, as trustee under the Indenture relating to the 11% Senior Subordinated Notes re: the Smith
              Subordinated Note (incorporated by reference to Exhibit 10.89 to the Form S-4).
  10.22       Amendment to the Credit Agreement dated March 2, 1999 .
  10.23       Second Amended and Restated Promissory Note dated March 2, 1999 in the amount of $100 million by
              Sonic, as borrower, in favor of Ford Motor Credit Company, as lender, under the Credit Agreement, as amended.
  10.24*      Strategic Alliance Agreement and Agreement for the Mutual Referral of Acquisition Opportunities dated
              July 9, 1998 between Sonic and Mar Mar Realty Trust (incorporated by reference to Exhibit 99.7 to Sonic's
              Current Report on Form 8-K dated July 24, 1998).
  10.25*      Supplemental Agreement between Sonic and Ford Motor Company (incorporated by reference to Exhibit
              10.48 to the Form S-1).
  10.26*      Agreement between Toyota Motors Sales USA and Sonic (incorporated by reference to Exhibit 10.49 to the
              Form S-1).
  10.27*      Asset Purchase Agreement dated as of May 27, 1997 by and among Sonic, Lake Norman Dodge, Inc., Lake
              Norman Chrysler-Plymouth-Jeep-Eagle LLC, Quinton M. Gandy and Phil M. Gandy, Jr. (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit 10.40 to the Form S-1).
  10.28*      Asset Purchase Agreement dated as of June 24, 1997 by and among Sonic, Kia of Chattanooga, LLC,
              European Motors of Nashville, LLC, European Motors, LLC, Jaguar of Chattanooga LLC, Cleveland
              Chrysler-Plymouth-Jeep-Eagle LLC, Nelson Bowers Dodge, LLC, Cleveland Village Imports, Inc., Saturn of
              Chattanooga, Inc., Nelson Bowers Ford, L.P., Nelson E. Bowers II, Jeffrey C. Rachor, and the other shareholders named herein (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit 10.41 to the Form S-1).
  10.29*      Amendment to Asset Purchase Agreement dated October 16, 1997 re: Bowers Acquisition (incorporated by reference to Exhibit 10.41a to the Form S-1).
  10.30*      Stock Purchase Agreement dated as of July 29, 1997 between Sonic and Ken Marks, Jr., O.K. Marks, Sr. and
              Michael J. Marks (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit 10.42 to the Form S-1).
  10.31*      Asset Purchase Agreement dated as of August 1997 by and among Sonic, Dyer & Dyer, Inc. and Richard
              Dyer (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit
              10.43 to the Form S-1).
  10.32*      Amendment to Asset Purchase Agreement dated October 16, 1997 re: Dyer Acquisition (incorporated by reference to Exhibit 10.43a to the Form S-1).
  10.33*      Asset Purchase Agreement dated as of February 4, 1998 between Sonic, as buyer, Hatfield Jeep Eagle, Inc.,
              Hatfield Lincoln Mercury, Inc, Trader Bud's Westside Dodge, Inc., Toyota West, Inc. and Hatfield Hyundai,
              Inc., as sellers, and Bud C. Hatfield, Dan E. Hatfield and Dan E. Hatfield, as Trustee of The Bud C. Hatfield,
              Sr. Special Irrevocable Trust, as shareholders of the sellers (the "Hatfield Purchase Agreement") (incorporated by reference to Exhibit 10.3 to Sonic's Quarterly Report on Form 10-Q for the quarter ended March 31,
              1998).
  10.33a*     Amendment No. 1 and Supplement to the Hatfield Purchase Agreement (incorporated by reference to Exhibit
              99.6 to Sonic's Current Report on Form 8-K dated July 9, 1998 (the "July 9, 1998 Form 8-K")).

 EXHIBIT NO.                                                  DESCRIPTION
------------- ----------------------------------------------------------------------------------------------------------
  10.33b*     Amendment No. 2 and Supplement to the Hatfield Purchase Agreement (incorporated by reference to Exhibit
              99.3 to Sonic's Current Report on Form 8-K dated July 24, 1998).
  10.34*      Asset Purchase Agreement dated as of July 7, 1998 by and among Sonic, HMC Finance Corporation, Inc.,
              Halifax Ford-Mercury, Inc., Higginbotham Automobiles, Inc., Higginbotham Chevrolet-Oldsmobile, Inc.
              Sunrise Auto World, Inc. and Dennis D. Higginbotham (the "Higginbotham Purchase Agreement")
              (incorporated by reference to Exhibit 99.14 to the July 9, 1998 Form 8-K).
  10.34a*     Amendment No. 1 and Supplement to the Higginbotham Purchase Agreement dated as of September 16, 1998
              (incorporated by reference to Exhibit 10.85a to the Form S-4).
  10.35       Amended and Restated Asset Purchase Agreement dated as of March 16, 1999 by and among Sonic, Tom
              Williams Buick, Inc., Williams Cadillac, Inc., Tom Williams Motors, Inc., Tom Williams Auto, Inc., Thomas
              P. Williams, Sr., Charles Clark Williams and Thomas P. Williams, Jr.
  10.35a      Agreement and Plan of Merger dated as of March 16, 1999 by and among Sonic, Williams Cadillac
              Company, Inc., Thomas P. Williams, Sr., Charles Clark Williams, Thomas P. Williams, Jr. and Catherine D.
              Ward.
  10.36       Asset Purchase Agreement by and among Sonic, Global Imports, Inc. and William Morris Whitmire (the
              "Global Purchase Agreement").
  10.36a      Amendment No. 1 and Supplement to the Global Purchase Agreement dated as of February 18, 1999.
  10.37       Asset Purchase Agreement dated February 26, 1999 by and among Sonic, Lute Riley Motors, Inc. and L.S.
              Riley.
  21.1        Subsidiaries of the Company.
  23.1        Consent of Deloitte & Touche LLP.
  27          Financial Data Schedule

---------
     * Filed previously

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SONIC AUTOMOTIVE, INC.


                                        BY /S/  O. BRUTON SMITH
                                           ------------------------------------
                                                O. BRUTON SMITH
                                         CHIEF EXECUTIVE OFFICER AND CHAIRMAN

Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:






SIGNATURE                                                     TITLE                           DATE
----------------------------------------  --------------------------------------------- ---------------
/s/   O. BRUTON SMITH                     Chief Executive Officer (principal            March 31, 1999
------------------------------------      executive officer) and Chairman
      O. BRUTON SMITH

/s/   B. SCOTT SMITH                      President, Chief Operating Officer and        March 31, 1999
------------------------------------      Director
      B. SCOTT SMITH

/s/   DENNIS D. HIGGINBOTHAM              President of Retail Operations and Director   March 31, 1999
------------------------------------
      DENNIS D. HIGGINBOTHAM

/s/   THEODORE M. WRIGHT                  Chief Financial Office, Vice President-       March 31, 1999
------------------------------------      Finance, Treasurer, Secretary (Principal
      THEODORE M. WRIGHT                  Financial and Accounting Officer) and
                                          Director

/s/   WILLIAM R. BROOKS                   Director                                      March 31, 1999
------------------------------------
      WILLIAM R. BROOKS


/s/   WILLIAM P. BENTON                   Director                                      March 31, 1999
------------------------------------
      WILLIAM P. BENTON

/s/   WILLIAM I. BELK                     Director                                      March 31, 1999
------------------------------------
      WILLIAM I. BELK

                         INDEX TO FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                              -----
SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
  INDEPENDENT AUDITORS' REPORT ..............................................................  F-2
  CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets at December 31, 1997 and 1998 ................................  F-3
   Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998....  F-4
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
     1997 and 1998...........................................................................  F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and
     1998....................................................................................  F-6
   Notes to Consolidated Financial Statements ...............................................  F-7

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SONIC AUTOMOTIVE, INC.
Charlotte, North Carolina

     We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

February 16, 1999

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1998
                            (DOLLARS IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                           ---------------------
                                                                                              1997       1998
                                                                                           ---------- ----------
 ASSETS (Note 5)
 CURRENT ASSETS:
  Cash and cash equivalents (Note 1) .....................................................  $ 18,304   $ 51,834
  Receivables (net of allowance for doubtful accounts of $523 and $700 at December 31,
   1997 and 1998, respectively) ..........................................................    19,784     39,902
  Inventories (Notes 1 and 3) ............................................................   156,514    264,971
  Deferred income taxes (Note 6) .........................................................       405      1,702
  Due from affiliates (Note 7) ...........................................................     1,047      1,471
  Other current assets (Note 2) ..........................................................     1,318      4,961
                                                                                            --------   --------
   Total current assets ..................................................................   197,372    364,841
 PROPERTY AND EQUIPMENT, NET (Notes 4 and 5) .............................................    19,081     26,250
 GOODWILL, NET (Note 1) ..................................................................    74,362    180,081
 OTHER ASSETS ............................................................................       635      4,931
                                                                                            --------   --------
 TOTAL ASSETS ............................................................................  $291,450   $576,103
                                                                                            ========   ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Notes payable -- floor plan (Note 3) ...................................................  $133,236   $228,158
  Trade accounts payable .................................................................     6,612     14,994
  Accrued interest .......................................................................     1,071      7,058
  Other accrued liabilities (Note 6) .....................................................    10,748     27,763
  Payable to affiliates (Note 7) .........................................................       445        628
  Payable for acquisitions (Note 2) ......................................................        --      2,385
  Current maturities of long-term debt (Note 5) ..........................................       584      4,700
                                                                                            --------   --------
   Total current liabilities .............................................................   152,696    285,686
 LONG-TERM DEBT (Note 5) .................................................................    38,640    131,337
 PAYABLE FOR ACQUISITIONS (Note 2) .......................................................                  275
 PAYABLE TO THE COMPANY'S CHAIRMAN (Note 7) ..............................................     5,500      5,500
 PAYABLE TO AFFILIATES (Note 7) ..........................................................     4,394      3,625
 DEFERRED INCOME TAXES (Note 6) ..........................................................     1,079      4,066
 INCOME TAX PAYABLE (Note 6) .............................................................     4,776      3,185
 COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)
 STOCKHOLDERS' EQUITY (Notes 1, 8 and 9):
  Preferred Stock, $.10 par, 3.0 million shares authorized; 300,000 shares designated as
   Class A Convertible Preferred Stock, liquidation preference $1,000 per share, of which
   22,179 shares are issued and outstanding at December 31, 1998 .........................        --     20,431
  Class A Common Stock, $.01 par, 50.0 million shares authorized;
   5,000,000 shares issued and outstanding at December 31, 1997 and 11,959,274 shares
   issued and outstanding at December 31, 1998 ...........................................       100        120
  Class B Common Stock, $.01 par (convertible into Class A Common Stock), 15.0 million shares authorized; 12,500,000 shares issued and outstanding at December 31, 1997 and
   12,400,000 shares issued and outstanding at December 31, 1998 .........................       125        124
  Paid-in capital ........................................................................    67,933     87,011
  Retained earnings ......................................................................    16,186     34,743
  Accumulated other comprehensive income .................................................        21         --
                                                                                            --------   --------
   Total stockholders' equity ............................................................    84,365    142,429
                                                                                            --------   --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................................  $291,450   $576,103
                                                                                            ========   ========

                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   YEARS ENDED DECEMBER 31,
                                                               1996         1997           1998
                                                           ----------- ------------- ---------------
REVENUES:
 Vehicle sales ...........................................  $327,674     $ 467,858     $ 1,407,030
 Parts, service and collision repair .....................    42,075        57,537         162,660
 Finance and insurance (Note 1) ..........................     7,118        10,606          34,011
                                                            --------     ---------     -----------
   Total revenues ........................................   376,867       536,001       1,603,701
COST OF SALES (Note 1) ...................................   332,122       473,003       1,396,259
                                                            --------     ---------     -----------
GROSS PROFIT .............................................    44,745        62,998         207,442
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES ................................................    32,602        46,770         150,130
DEPRECIATION AND AMORTIZATION ............................     1,076         1,322           4,607
                                                            --------     ---------     -----------
OPERATING INCOME .........................................    11,067        14,906          52,705
OTHER INCOME AND EXPENSE:
 Interest expense, floor plan (Note 3) ...................     5,968         8,007          14,096
 Interest expense, other .................................       433         1,199           9,395
 Other income ............................................       355           298             426
                                                            --------     ---------     -----------
   Total other expense ...................................     6,046         8,908          23,065
                                                            --------     ---------     -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST .........     5,021         5,998          29,640
PROVISION FOR INCOME TAXES (Note 6) ......................     1,924         2,249          11,083
                                                            --------     ---------     -----------
INCOME BEFORE MINORITY INTEREST ..........................     3,097         3,749          18,557
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY (Note 1) .....       114            47              --
                                                            --------     ---------     -----------
NET INCOME ...............................................  $  2,983     $   3,702     $    18,557
                                                            ========     =========     ===========
BASIC NET INCOME PER SHARE (Note 8) ......................               $    0.27     $      0.81
                                                                         =========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ............                  13,898          22,852
                                                                         =========     ===========
DILUTED NET INCOME PER SHARE (Note 8) ....................               $    0.27     $      0.74
                                                                         =========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ............                  13,898          24,970
                                                                         =========     ===========

                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                       (DOLLARS AND SHARES IN THOUSANDS)



                                           PREFERRED            CLASS A             CLASS B
                                             STOCK           COMMON STOCK        COMMON STOCK
                                       SHARES     AMOUNT    SHARES   AMOUNT    SHARES     AMOUNT
                                      -------- ----------- -------- -------- ---------- ----------
BALANCE AT
  DECEMBER 31, 1995 .................   --            --        --      --     12,500      $125
  Capital contributions .............   --            --        --      --         --       --
  Comprehensive income:
   Net income .......................   --            --        --      --         --       --
   Net unrealized loss on
    marketable equity
    securities net of tax
    benefit of $35,488 ..............   --            --        --      --         --       --
                                        ---           --        --      --     ------      ----
    Total comprehensive
     income .........................
BALANCE AT
  DECEMBER 31, 1996 .................   --            --        --      --     12,500      125
  Capital contribution (Note 1)         --            --        --      --         --       --
  Public offering of common
   stock (Note 8) ...................   --            --    10,000     100         --       --
  Stock redemption (Note 7) .........   --            --        --      --         --       --
  Dividend (Note 7) .................   --            --        --      --         --       --
  Comprehensive income:
   Net income .......................   --            --        --      --         --       --
   Net unrealized gain on
    marketable equity
    securities net of tax of
    $73,864..........................   --            --        --      --         --       --
                                        ---           --    ------     ---     ------      ----
    Total comprehensive
     income .........................
BALANCE AT
  DECEMBER 31, 1997 .................   --            --    10,000     100     12,500      125
  Issuance of Preferred Stock
   (Note 2) .........................   31        29,342        --      --         --       --
  Issuance of Common Stock ..........                          975      10
  Shares awarded under stock
   compensation plans ...............                          252       3         --
  Issuance of warrants
   (Note 8) .........................                                              --
  Conversion of preferred stock
   (Note 8) .........................   (9)       (8,911)      632       6         --       --
  Conversion of Class B
   Common stock .....................   --            --       100       1       (100)      (1)
  Comprehensive income:
   Net income .......................   --            --        --      --         --       --
   Net unrealized loss on
    marketable equity
    securities ......................   --            --        --      --         --       --
                                        ----      ------    ------     ---     ------      -----
    Total comprehensive
     income .........................
BALANCE AT
  DECEMBER 31, 1998 .................   22      $ 20,431    11,959    $120     12,400      $124
                                        ====    ========    ======    ====     ======      =====



                                                               ACCUMULATED
                                                                  OTHER           TOTAL
                                        PAID-IN    RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                        CAPITAL    EARNINGS   INCOME (LOSS)      EQUITY
                                      ----------- ---------- --------------- --------------
BALANCE AT
  DECEMBER 31, 1995 .................  $  6,207    $10,010        $ (35)        $ 16,307
  Capital contributions .............     7,064         --           --            7,064
  Comprehensive income:
   Net income .......................        --      2,983           --            2,983
   Net unrealized loss on
    marketable equity
    securities net of tax
    benefit of $35,488 ..............        --         --          (59)             (59)
                                       --------    -------        -----         --------
    Total comprehensive
     income .........................                                              2,924
                                                                                --------
BALANCE AT
  DECEMBER 31, 1996 .................    13,271     12,993          (94)          26,295
  Capital contribution (Note 1)           3,208         --           --            3,208
  Public offering of common
   stock (Note 8) ...................    53,577         --           --           53,677
  Stock redemption (Note 7) .........    (2,123)        --           --           (2,123)
  Dividend (Note 7) .................        --       (509)          --             (509)
  Comprehensive income:
   Net income .......................        --      3,702           --            3,702
   Net unrealized gain on
    marketable equity
    securities net of tax of
    $73,864..........................        --         --          115              115
                                       --------    -------        -----         --------
    Total comprehensive
     income .........................                                              3,817
                                                                                --------
BALANCE AT
  DECEMBER 31, 1997 .................    67,933     16,186           21           84,365
  Issuance of Preferred Stock
   (Note 2) .........................        --         --           --           29,342
  Issuance of Common Stock ..........     8,283                                    8,293
  Shares awarded under stock
   compensation plans ...............     1,162                                    1,165
  Issuance of warrants
   (Note 8) .........................       728                                      728
  Conversion of preferred stock
   (Note 8) .........................     8,905         --           --               --
  Conversion of Class B
   Common stock .....................        --         --           --               --
  Comprehensive income:
   Net income .......................        --     18,557           --           18,557
   Net unrealized loss on
    marketable equity
    securities ......................        --         --          (21)             (21)
                                       --------    -------        -----         --------
    Total comprehensive
     income .........................                                             18,536
                                                                                --------
BALANCE AT
  DECEMBER 31, 1998 .................  $ 87,011    $34,743        $  --         $142,429
                                       ========    =======        =====         ========

                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                            (DOLLARS IN THOUSANDS)


                                                                                          YEARS ENDED
                                                                                         DECEMBER 31,
                                                                                         -------------
                                                                                              1996
                                                                                         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ............................................................................  $     2,983
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization .......................................................        1,076
   Minority interest ...................................................................          114
   Loss on disposal of property and equipment ..........................................           80
   (Gain) loss on sale of marketable equity securities .................................         (355)
   Change in deferred income taxes .....................................................         (241)
   Changes in assets and liabilities that relate to operations:
    Receivables ........................................................................       (2,421)
    Inventories ........................................................................      (14,013)
    Other assets .......................................................................          (80)
    Accounts payable and other current liabilities .....................................        1,439
    Income tax payable .................................................................          524
                                                                                          -----------
     Total adjustments .................................................................      (13,877)
                                                                                          -----------
   Net cash provided by (used in) operating activities .................................      (10,894)
                                                                                          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of businesses, net of cash acquired ..........................................       (5,127)
 Purchases of property and equipment ...................................................       (1,907)
 Proceeds from sales of property and equipment .........................................            4
 Purchase of marketable equity securities ..............................................         (207)
 Proceeds from sales of marketable equity securities ...................................          515
                                                                                          -----------
   Net cash used in investing activities ...............................................       (6,722)
                                                                                          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions .................................................................        7,064
 Proceeds from notes payable -- floor plan .............................................      306,584
 Payments from notes payable -- floor plan .............................................     (293,599)
 Proceeds from long-term debt ..........................................................          599
 Payments of long-term debt ............................................................         (576)
 Public offering of common stock .......................................................           --
 Issuance of shares under stock compensation plans .....................................           --
 Receipts from (advances to) affiliate companies .......................................       (4,771)
 Advances from the Company's Chairman (Note 7) .........................................           --
                                                                                          -----------
   Net cash provided by financing activities ...........................................       15,301
                                                                                          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................       (2,315)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................        8,994
                                                                                          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................  $     6,679
                                                                                          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 -- Cash paid during the period for:
 Interest ..............................................................................  $     6,489
 Income taxes ..........................................................................  $     2,042
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
 Purchase of minority interest in connection with the reorganization (Note 1) ..........           --
 Cancellation of notes payable from affiliates in connection with the reorganization
  (Note 7)..............................................................................           --
 Cancellation of notes payable from affiliates pursuant to dividend (Note 7) ...........           --
 Preferred Stock issued pursuant to acquisitions .......................................           --
 Conversion of preferred stock .........................................................           --
 Common Stock issued to an affiliate pursuant to an acquisition ........................
 Payable for acquisitions (Note 2) .....................................................           --
 Issuance of warrants (Notes 2 and 8) ..................................................           --



                                                                                           YEARS ENDED DECEMBER 31,
                                                                                         -----------------------------
                                                                                              1997           1998
                                                                                         ------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ............................................................................  $     3,702   $      18,557
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization .......................................................        1,322           4,607
   Minority interest ...................................................................           47              --
   Loss on disposal of property and equipment ..........................................          110             278
   (Gain) loss on sale of marketable equity securities .................................         (298)             21
   Change in deferred income taxes .....................................................          (27)          2,164
   Changes in assets and liabilities that relate to operations:
    Receivables ........................................................................         (594)        (11,018)
    Inventories ........................................................................        1,430          12,030
    Other assets .......................................................................         (788)         (4,190)
    Accounts payable and other current liabilities .....................................        1,694          11,026
    Income tax payable .................................................................         (504)         (3,682)
                                                                                          -----------   -------------
     Total adjustments .................................................................        2,392          11,236
                                                                                          -----------   -------------
   Net cash provided by (used in) operating activities .................................        6,094          29,793
                                                                                          -----------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of businesses, net of cash acquired ..........................................      (85,650)        (72,205)
 Purchases of property and equipment ...................................................       (2,007)         (4,335)
 Proceeds from sales of property and equipment .........................................           43           1,655
 Purchase of marketable equity securities ..............................................           --              --
 Proceeds from sales of marketable equity securities ...................................          784
                                                                                          -----------
   Net cash used in investing activities ...............................................      (86,830)        (74,885)
                                                                                          -----------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributions .................................................................                           --
 Proceeds from notes payable -- floor plan .............................................      459,678       1,149,497
 Payments from notes payable -- floor plan .............................................     (458,046)     (1,166,303)
 Proceeds from long-term debt ..........................................................       45,892         179,851
 Payments of long-term debt ............................................................      (13,353)        (84,594)
 Public offering of common stock .......................................................       53,677              --
 Issuance of shares under stock compensation plans .....................................           --           1,165
 Receipts from (advances to) affiliate companies .......................................         (987)           (994)
 Advances from the Company's Chairman (Note 7) .........................................        5,500              --
                                                                                          -----------   -------------
   Net cash provided by financing activities ...........................................       92,361          78,622
                                                                                          -----------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................       11,625          33,530
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................        6,679          18,304
                                                                                          -----------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................  $    18,304   $      51,834
                                                                                          ===========   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 -- Cash paid during the period for:
 Interest ..............................................................................  $     8,761   $      17,504
 Income taxes ..........................................................................  $     1,392   $      10,919
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
 Purchase of minority interest in connection with the reorganization (Note 1) ..........  $     3,208              --
 Cancellation of notes payable from affiliates in connection with the reorganization
  (Note 7)..............................................................................  $     2,123              --
 Cancellation of notes payable from affiliates pursuant to dividend (Note 7) ...........  $       509              --
 Preferred Stock issued pursuant to acquisitions .......................................           --   $      29,342
 Conversion of preferred stock .........................................................           --   $       8,911
 Common Stock issued to an affiliate pursuant to an acquisition ........................                $       8,250
 Payable for acquisitions (Note 2) .....................................................           --   $       2,685
 Issuance of warrants (Notes 2 and 8) ..................................................           --   $         728

                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS -- Sonic Automotive, Inc ("Sonic") is one of the top five automotive retailers in the United States, operating 38 new car dealerships and 14 collision repair centers in 10 metropolitan areas of the Midwestern, Southeastern, and Southwestern United States as of December 31, 1998. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 1998, Sonic sold a total 23 foreign and domestic brands of new vehicles.

     Sonic was incorporated in the State of Delaware in February 1997. Pursuant to a reorganization on June 30, 1997 (the "Reorganization"), five dealerships which were affiliated through the common ownership and control of Mr. O. Bruton Smith, Sonic's Chairman and Chief Executive Officer, became the first wholly-owned subsidiaries of the Company through the exchange of their common stock or membership interests for 12.5 million shares of Sonic's Class B common stock, par value $.01 per share. The Reoganization was accounted for at historical cost in a manner similar to a pooling-of-interests as the entities were under common management and control. The financial statements for the periods through the effective date of the Reorganization represent the combined data for these five dealerships.

     On November 12, 1997, Sonic completed an initial public offering of 10.0 million shares of its Class A common stock, par value $.01 per share which is currently traded on the New York Stock Exchange under the symbol SAH.

     During 1997 and 1998, Sonic completed the acquisitions of 19 dealerships (see Note 2). Each of these acquisitions has been accounted for using the purchase method of accounting, and the accompanying financial statements include the results of operations of the dealerships acquired from their respective dates of acquisition.

     PRINCIPLES OF CONSOLIDATION -- All material intercompany transactions have been eliminated in the consolidated financial statements.

     REVENUE RECOGNITION -- Sonic records revenue when vehicles are delivered to customers, and when vehicle service work is performed.

     Sonic arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. Sonic also receives commissions from the sale of credit life, accident, health and disability insurance and extended service contracts to customers. Sonic may be assessed a chargeback fee in the event of early cancellation of a loan, insurance contract, or service contract by the customer. Finance and insurance commission revenue is recorded net of estimated chargebacks at the time the related contract is placed with the financial institution.

     Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Commission expense charged to cost of sales was approximately $1.1 million, $1.8 million and $6.0 million for the years ended December 31, 1996, 1997, and 1998, respectively.

     DEALER AGREEMENTS -- Sonic purchases substantially all of its new vehicles from manufacturers at the prevailing prices charged by the manufacturer to its franchised dealers. Sonic's sales could be unfavorably impacted by the manufacturer's unwillingness or inability to supply the dealership with an adequate supply of new vehicle inventory.

     Each dealership operates under a dealer agreement with the manufacturer which generally restricts the location, management and ownership of the respective dealership. The ability of Sonic to acquire additional franchises from a particular manufacturer may be limited due to certain restrictions imposed by manufacturers. Additionally, Sonic's ability to enter into other significant acquisitions may be restricted and the acquisition of Sonic's stock by third parties may be limited by the terms of the franchise agreements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES -- (Continued)

     CASH AND CASH EQUIVALENTS -- Sonic considers contracts in transit and all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. Contracts in transit represent cash in transit to Sonic from finance companies related to vehicle purchases, and was $12.1 million and $36.6 million at December 31, 1997 and 1998, respectively.

     INVENTORIES -- Inventories of new and used vehicles, including demonstrators, are stated at the lower of specific cost or market. Inventories of parts and accessories are accounted for using the "first-in, first-out" method of inventory accounting ("FIFO") and are stated at the lower of FIFO cost or market.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation is computed using straight-line methods over the estimated useful lives of the assets. The range of estimated useful lives is as follows:



                                                 USEFUL LIVES
                                                -------------
       Building and improvements ..............     5-40
       Office equipment and fixtures ..........     5-15
       Parts and service equipment ............      15
       Company vehicles .......................       5

     GOODWILL -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative amount of goodwill at December 31, 1997 was $75.0 million and at December 31, 1998 was $182.5 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 25.5% and 88.1%, respectively, at December 31, 1997, and 31.3% and 126.4%, respectively, at December 31, 1998. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. Sonic has determined that the period benefited by the goodwill will be no less than 40 years. Accordingly Sonic is amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if Sonic attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, Sonic would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. Sonic periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. Sonic has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. Sonic will incur additional goodwill in future acquisitions.

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

     STOCK-BASED COMPENSATION -- Sonic measures the compensation cost of its stock-based compensation plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded.

     CONCENTRATIONS OF CREDIT RISK -- Financial instruments which potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions may exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES -- (Continued)

automobile manufacturers and financial institutions. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- As of December 31, 1997 and 1998 the fair values of Sonic's financial instruments including receivables, due from affiliates, notes payable-floor plan, trade accounts payable, payables to affiliated companies and Sonic's Chairman and long-term debt excluding Sonic's senior subordinated notes, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. The carrying value of Sonic's senior subordinated notes as of December 31, 1998 was a reasonable approximation of its fair value.


     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ADVERTISING -- Sonic expenses advertising costs in the period incurred. Advertising expense amounted to $5.0 million, $7.0 million and $17.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.

     MINORITY INTEREST -- Prior to the Reorganization, Sonic owned only a 69% interest in Town and Country Toyota. In connection with the Reorganization, Sonic purchased the remaining 31% minority interest in Town and Country Toyota, Inc. for $3.2 million in a transaction accounted for using the purchase method of accounting. On a pro forma basis for the years ended December 31, 1996 and 1997, revenue would have been unchanged and net income and net income per share would not be materially different had the acquisition of this minority interest occurred on January 1, 1996 and January 1, 1997, respectively.

     IMPACT OF NEW ACCOUNTING STANDARDS -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This Statement became effective for Sonic's fiscal year ending December 31, 1998. The implementation of FAS 131 did not have an impact on Sonic's financial statements or related disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities." This Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activites. The Statement will become effective for Sonic beginning January 1, 2000. Sonic has elected earlier application of all of the provisions of this Statement beginning October 1, 1998. The implementation of the provisions of this Statement did not have an impact on Sonic's financial statements for the year ended December 31, 1998.

     RECLASSIFICATION -- Certain prior year amounts have been reclassified to conform with current year presentation.


2. BUSINESS ACQUISITIONS


PENDING ACQUISITIONS (UNAUDITED)

     The Company has signed definitive agreements to acquire 12 dealerships for a minimum of approximately $54.9 million in cash, 11,425 shares of Class A Convertible Preferred Stock, Series II, and 10,525 shares of Class A Convertible Preferred Stock, Series III having a liquidation value of $1,000 per share. The aggregate purchase price is subject to adjustment based on the actual net book value of the assets acquired. The cash portion of the purchase price will be paid with a combination of borrowings under the Company's $100 million acquisition line of credit with Ford Motor Credit Company (the "Revolving Facility") and with cash generated from the Company's existing operations. The Company may be required to pay additional amounts based on future pre-tax earnings of certain of these acquired dealerships. These acquisitions are expected to be consummated in the second and third quarters of 1999.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. BUSINESS ACQUISITIONS -- (Continued)

ACQUISITIONS COMPLETED SUBSEQUENT TO DECEMBER 31, 1998 (THROUGH MARCH 29, 1999) (UNAUDITED)

     Subsequent to December 31, 1998, Sonic acquired 8 dealerships for approximately $50.9 million in cash, and the issuance of 34,100 shares of Sonic's Class A Convertible preferred stock, Series III, par value $.10 per share having a liquidation preference of $1,000 per share. The cash portion of the purchase price was financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting. Sonic may be required to pay additional amounts based on future pre-tax earnings of certain of the dealerships acquired. Any additional amounts paid will be accounted for as goodwill.

     In connection with the subsequent acquisition of a Honda dealership in Chattanooga, Tennessee, the Company sold substantially all of the assets of its Honda dealership in Cleveland, Tennessee in March, 1999 for approximately $3.6 million. There was no material gain or loss as a result of the sale.


ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 1998

     During 1998, Sonic acquired 19 dealerships for an aggregate purchase price of approximately $134.0 million. The aggregate purchase price was paid with approximately $96.2 million in cash, with 970,588 shares of Class A common stock having an estimated fair value at the time of issuance of approximately $8.3 million, with 30,733.8 shares of Preferred Stock (14,406.3 shares of Class A convertible preferred stock, Series I (the "Series I Preferred Stock"), 10,054.5 shares of Series II Preferred Stock, and 6,273 shares of Class A convertible preferred stock, Series III (the "Series III Preferred Stock")) having an estimated fair value at the time of issuance of approximately $29.3 million and with warrants to purchase an aggregate of 154,000 shares of Class A common stock having an approximate fair value of $0.5 million. The cash portion of the aggregate purchase price was financed with a combination of cash obtained from the net proceeds of Sonic's private offering on July 31, 1998 of $125 million in aggregate principal amount of its 11% senior subordinated notes, cash obtained from the Revolving Facility, and cash generated from Sonic's existing operations. Payables for acquisitions as of December 31, 1998 on the accompanying consolidated balance sheet includes $1.7 million of the cash portion of the aggregate purchase price which was paid subsequent to December 31, 1998.

     The difference between the aggregate purchase price of $134.0 million and amounts paid of $134.3 represents the net of (i) $1.3 million due from a former owner as a result of a shortage in the actual net book value of assets acquired compared to the minimum net book value required in the purchase agreement, (ii) $0.4 million due to a former owner as a result of an excess in the actual net book value of assets acquired over the minimum net book value required in the purchase agreement, and (iii) $0.6 million due to a former owner on the first and second anniversaries of the acquisition date. The $1.3 million due from a former owner has been included in other current assets on the accompanying balance sheet. The $0.4 million and $0.6 million due to former owners have been included in payable for acquisitions on the accompanying balance sheet.

     In accordance with terms of certain of the purchase agreements, Sonic may be required to pay additional consideration contingent upon future earnings of certain of the dealerships acquired. As of December 31, 1998, Sonic had recorded approximately $8.0 million relating to such consideration, which has been accounted for as goodwill. Any additional amounts which may be payable in the future will also be accounted for as goodwill.

     All of the acquisitions completed in 1998 have been accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying consolidated financial statements from their respective acquisition dates. The purhcase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at acquisition date as shown in the table below. The purchase price and corresponding goodwill may ultimately be different than amounts recorded depending on the actual fair value of the tangible net assets acquired.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. BUSINESS ACQUISITIONS -- (Continued)


  Working capital ......................   $ 30,341
  Property and equipment ...............      5,690
  Goodwill .............................    101,323
  Non-current liabilities assumed ......     (3,365)
                                           --------
  Total purchase price .................   $133,989
                                           ========

ACQUISITIONS COMPLETED DURING YEAR ENDED DECEMBER 31, 1997

     During 1997, Sonic acquired 13 dealerships for an aggregate purchase price of approximately $98.8 million. The aggregate purchase price was paid with approximately $94.8 million in cash and with a $4.0 million promissory note bearing interest at prime less 0.5% and payable in 28 equal quarterly installments to a former owner of certain of the acquired dealerships. The cash portion of the aggregate purchase price was financed with a combination of cash obtained from the net proceeds of Sonic's initial public offering, cash obtained from the Revolving Facility, and cash generated from Sonic's existing operations. In addition, Sonic issued to the seller of one of the acquired dealerships warrants to purchase an aggregate of 88,782 shares of Class A common stock having an approximate fair value of $0.3 million.

     All of the acquisitions completed in 1997 have been accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at acquisition date as follows:


  Working capital ......................  $ 28,247
  Property and equipment ...............     3,969
  Goodwill .............................    69,528
  Non-current liabilities assumed ......    (2,940)
                                          --------
  Total purchase price .................  $ 98,804
                                          ========

ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 1996

     On February 1, 1996, Sonic acquired Fort Mill Ford for a total purchase price of $5.7 million. The acquisition has been accounted for using the purchase method of accounting and the results of operations of Fort Mill Ford have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as follows:


  Working capital ......................  $    822
  Property and equipment ...............     3,022
  Goodwill .............................     4,364
  Non-current liabilities assumed ......    (2,467)
                                          --------
  Total purchase price .................  $  5,741
                                          ========

PRO FORMA RESULTS OF OPERATIONS

     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the above acquisition transactions had occurred as of the beginning of the period in which the acquisitions were completed, and at the beginning of the immediately preceeding period, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floorplan interest expense resulting from re-negotiated floorplan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. BUSINESS ACQUISITIONS -- (Continued)

indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the periods presented. These results are also not necessarily indicative of the results of future operations.



                                                 YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                                   1997            1998
                                             --------------- ---------------
      Total revenues .......................   $ 1,855,254     $ 1,996,222
      Gross profit .........................   $   225,374     $   255,721
      Net income ...........................   $     8,198     $    18,878
      Diluted net income per share .........   $      0.43     $      0.73

3. INVENTORIES AND RELATED NOTES PAYABLE -- FLOOR PLAN

     Inventories consist of the following:



                                          DECEMBER 31,
                                     -----------------------
                                         1997        1998
                                     ----------- -----------
     New vehicles ..................  $118,751    $190,139
     Used vehicles .................    27,990      47,033
     Parts and accessories .........     9,085      16,012
     Other .........................       688      11,787
                                      --------    --------
     Total .........................  $156,514    $264,971
                                      ========    ========

     The inventory balance is generally reduced by manufacturer's purchase discounts, and such reduction is not reflected in the related floor plan liability.

     All new and certain used vehicles are pledged to collateralize floor plan notes payable to financial institutions in the amount of $133.2 million and $228.2 million at December 31, 1997 and 1998, respectively. The floor plan notes bear interest payable monthly on the outstanding balance. Prior to November 15, 1998, the effective interest rate was prime less 0.9%, subject to certain incentives and other adjustments. Effective November 15, 1998, the interest rate was reduced to an effective rate of prime less 1.1% subject to certain incentives and other adjustments (6.65% at December 31, 1998). Total floor plan interest expense amounted to $6.0 million, $8.0 million and $14.1 million in 1996, 1997 and 1998, respectively. Sonic's floor plan financing arrangements include an available line of credit for the purchase of used vehicle inventory. As of December 31, 1998, there was approximately $18.5 million available under Sonic's used vehicle credit line, of which approximately $17.4 million was unused. Floor plan notes payable are due when the related vehicle is sold. As such, these floor plan notes payable are shown as a current liability in the accompanying consolidated balance sheets.


4. PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:



                                                   DECEMBER 31,
                                              -----------------------
                                                  1997        1998
                                              ----------- -----------
      Land ..................................  $  4,330    $  4,330
      Building and improvements .............    11,904      14,085
      Office equipment and fixtures .........     4,102       6,739
      Parts and service equipment ...........     4,229       6,495
      Company vehicles ......................       727       1,300
      Construction in progress ..............        --         645
                                               --------    --------
      Total, at cost ........................    25,292      33,594
      Less accumulated depreciation .........    (6,211)     (7,344)
                                               --------    --------
      Property and equipment, net ...........  $ 19,081    $ 26,250
                                               ========    ========

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LONG-TERM DEBT
     Long-term debt consists of the following:



                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                               1997        1998
                                                                                           ----------- -----------
 $125.0 million Senior Subordinated Notes bearing interest at 11%, maturing August 1,
  2008, net of unamortized discount of $4.3 million.......................................   $    --    $120,726
 Amounts outstanding under $100 million revolving credit facility with Ford Motor Credit bearing interest at 2.75% above the 1 month commercial finance paper rate (7.55% at
  December 31, 1998) and maturing in March 2001, collateralized by all assets of the
  Company ................................................................................    25,070       8,887
 Amounts outstanding under $20.0 million line of credit from NationsBank bearing interest
  at 7.75% and maturing February 15, 1998 ................................................     8,200          --
 Mortgage notes payable ..................................................................     4,322       4,091
 Other notes payable .....................................................................     1,632       2,333
                                                                                             -------    --------
                                                                                              39,224     136,037
 Less current maturities .................................................................      (584)     (4,700)
                                                                                             -------    --------
 Long-term debt ..........................................................................   $38,640    $131,337
                                                                                             =======    ========

     Future maturities of debt at December 31, 1998 are as follows:


  Year ending December 31,
  1999 ...................  $  4,700
  2000 ...................     9,464
  2001 ...................       530
  2002 ...................       347
  2003 ...................       135
  Thereafter .............   120,861
                            --------
  Total ..................  $136,037
                            ========

     In connection with the sale of real estate at Town and Country Toyota and Fort Mill Ford in January 1999, the Company repaid all amounts outstanding under the related mortgages. As a result, the aggregate balance of these mortgages of $4.1 million as of December 31, 1998 has been included in current maturities of long-term debt.


SENIOR SUBORDINATED NOTES

     On July 31, 1998, Sonic completed its private placement of its 11% senior subordinated notes in the aggregate principal amount of $125,000,000. The senior subordinated notes are unsecured, mature on August 1, 2008, and are redeemable at Sonic's option after August 1, 2003. Interest payments are due semi-annually on February 1 and August 1, commencing February 1, 1999. The senior subordinated notes are subordinated to all present and future senior indebtedness of Sonic, including the Revolving Facility. Redemption prices during 12 month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter. Net proceeds after commissions and discounts, including issuance discount of $937,500, amounted to $120,625,000 and were used to finance certain of Sonic's acquisitions and to repay amounts outstanding under the Revolving Facility. The discount on the senior subordinated notes is being amortized over the term of the notes using the effective interest method. On December 7, 1998, Sonic completed an exchange offer to exchange the senior subordinated notes for identical senior subordinated notes registered under the Securities Act of 1933.

     The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. Sonic has agreed not to pledge its assets to any third party except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LONG-TERM DEBT -- (Continued)

THE REVOLVING FACILITY

     In 1997, Sonic obtained the Revolving Facility with a $75.0 million borrowing limit from Ford Motor Credit. Effective November 15, 1998, the aggregate amount available for borrowing under the Revolving Facility was increased from $75.0 million to $100.0 million. Prior to November 14, 1998, amounts outstanding under the Revolving Facility bore interest at a fluctuating per annum rate equal to the "prime" or "base" rate announced by a majority (or if there was no majority, the median rate announced by three) of the following banks: The Chase Manhattan Bank, NationsBank, N.A., Citibank, N.A., Bank of America National Trust and Savings Association and Morgan Guaranty Trust Company of New York (the "Revolving Facility Prime Rate"). The Revolving Facility Prime Rate as of November 15, 1998 was 7.75%. Subsequent to November 15, 1998, amounts outstanding under the Revolving Facility bear interest at a fluctuating per annum rate equal to 2.75% above the 1 month commercial finance paper rate as reported by the Federal Reserve Board (7.55% at December 31, 1998).

     The Revolving Facility will mature in March 2001, unless Sonic requests that such term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. No assurance can be given that such extensions will be granted. On July 31, 1998, all amounts previously outstanding under the Revolving Facility were repaid with a portion of the net proceeds of the sale of senior subordinated notes. The outstanding balance of $8.9 million at December 31, 1998 represents amounts borrowed to finance certain of Sonic's acquisitions completed in 1998. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of Sonic not to exceed $10 million.

     Sonic agreed under the Revolving Facility not to pledge any of its assets to any third party (with the exception of currently encumbered real estate and assets of Sonic's dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of

     o total debt to tangible base capital (as defined in the Revolving
       Facility),

     o current assets to current liabilities,

     o earnings before interest, taxes, depreciation and amortization (EBITDA) and rent less capital expenditures to fixed charges,

     o EBITDA to interest expense,

     o EBITDA to total debt and

     o the current lending commitment under the Revolving Facility to scaled assets (as defined in the Revolving Facility).

     In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic did not meet the specified total debt to tangible equity ratios required by the Revolving Facility at March 31, 1998 and at June 30, 1998 and obtained a waiver with regard to such requirement from Ford Motor Credit. In connection with Sonic's offering of its senior subordinated notes, Sonic and Ford Motor Credit amended the Revolving Facility to provide that the senior subordinated notes (which are subordinated to the Revolving Facility) will be treated as equity capital for purposes of this ratio. Accordingly, Sonic was in compliance with this and all other restrictive covenants as of December 31, 1998.


THE SIX-MONTH FACILITY

     On August 28, 1997, Sonic obtained from NationsBank, N.A. a short-term line of credit in an aggregate principal amount of up to $20 million ( the "Six-Month Facility"). Under the terms of the Six-Month Facility, amounts outstanding bore interest at 7.75% and matured on February 15, 1998. Proceeds from the Six-Month Facility were used to

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LONG-TERM DEBT -- (Continued)

consummate the acquisitions of Lake Norman Dodge and Affiliates and Williams Motors, Inc. Amounts outstanding at December 31, 1997 have been classified as long-term as such amounts have been subsequently refinanced with funds obtained from the Revolving Facility.


6. INCOME TAXES

     The provision for income taxes consists of the following components:



                                                 1996       1997         1998
                                              --------- ------------ -----------
      Current:
        Federal .............................  $1,857      $1,890      $ 8,145
        State ...............................     308        391           756
                                               ------      ------      -------
                                                2,165      2,281         8,901
      Deferred ..............................    (190)       (27)        2,252
      Change in valuation allowance .........     (51)          (5)        (70)
                                               ------      --------    -------
      Total .................................  $1,924      $2,249      $11,083
                                               ======      =======     =======

     The reconciliation of the statutory federal income tax rate with Sonic's federal and state overall effective income tax rate is as follows:



                                             1996         1997         1998
                                         -----------  -----------  -----------
       Statutory federal rate ..........     34.00%       34.00%       35.00%
       State income taxes ..............      3.60         3.70         1.46
       Miscellaneous ...................      0.71        (0.21)        0.93
                                             -----        -----        -----
       Effective tax rates .............     38.31%       37.49%       37.39%
                                             =====        =====        =====

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic's deferred tax assets and liabilities as of December 31 are as follows:



                                                       1997        1998
                                                    ---------- -----------
       Deferred tax assets:
        Allowance for bad debts ...................   $   81    $     69
        Inventory reserves ........................       40         631
        Net operating loss carryforwards ..........      120         517
        Other .....................................      151         746
                                                      ------    --------
        Total deferred tax assets .................      392       1,963
        Valuation allowance .......................      (70)         --
                                                      ------    --------
        Deferred tax assets, net ..................      322       1,963
                                                      ------    --------
       Deferred tax liabilities:
        Basis difference in property and equipment      (799)     (1,276)
        Basis difference in goodwill ..............     (172)     (2,757)
        Other .....................................      (25)       (294)
                                                      ------    --------
       Total deferred tax liability ...............     (996)     (4,327)
                                                      ------    --------
       Net deferred tax liability .................   $ (674)   $ (2,364)
                                                      ======    ========

     The net changes in the valuation allowance against deferred tax assets were a decrease of $5,000 for the year ended December 31, 1997 and a decrease of $70,000 for the year ended December 31, 1998. The decrease in 1997 was related primarily to the expiration of state net operating loss carryforwards. The decrease in 1998 was primarily related to the implementation of tax strategies which will allow utilization of the state net operating loss carryforwards prior to expiration. At December 31, 1998, Sonic had state net operating loss carryforwards of $7.1 million which will expire primarily between 1999 and 2003.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. INCOME TAXES -- (Continued)

     Certain of Sonic's dealerships changed their method of accounting for inventories of new vehicles for income tax purposes from the "last-in, first-out" method of inventory accounting to the "first-in, first-out" method of inventory accounting which resulted in an additional income tax liability. At December 31, 1997 and 1998, this liability was recorded as $7.1 million and $5.6 million, respectively. The remaining portion of the liability is generally payable from 1999 to 2002. The current portion of the liability as of December 31, 1998 was $2.4 million and is included in other accrued liabilities.

     Certain subsidiaries of Sonic (such subsidiaries together with Sonic and Sonic Financial Corporation ("SFC") being hereinafter referred to as the "Sonic Group") have joined with SFC in filing consolidated federal income tax returns for several years. Under applicable federal tax law, each corporation included in SFC's consolidated return is jointly and severally liable for any resultant tax. Under a tax allocation agreement dated as of June 30, 1997, however, Sonic agreed to pay to SFC, in the event that additional federal income tax is determined to be due, an amount equal to Sonic's separate federal income tax liability computed for all periods in which any member of the Sonic Group has been a member of SFC's consolidated group, less amounts previously recorded by Sonic. Also pursuant to such agreement, SFC agreed to indemnify Sonic for any additional amount determined to be due from SFC's consolidated group in excess of the federal income tax liability of the Sonic Group for such periods. The tax allocation agreement establishes procedures with respect to tax adjustments, tax claims, tax refunds, tax credits and other tax attributes relating to periods ending prior to the time that the Sonic Group shall leave SFC's consolidated group.


7. RELATED PARTIES


REGISTRATION RIGHTS AGREEMENT

     When Sonic acquired Town & Country Ford, Lone Star Ford, Fort Mill Ford, Town & Country Toyota and Frontier Oldsmobile-Cadillac in 1997, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 with SFC, Bruton Smith, Scott Smith and William S. Egan (collectively, the "Class B Registration Rights Holders"). SFC currently owns 8,881,250 shares of Class B common stock; Bruton Smith, 2,071,250 shares; Scott Smith, 956,250 shares; and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group"), 491,250 shares, all of which are covered by the Registration Rights Agreement. The Egan Group also owns 32,000 shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic's charter, offers and sales of shares Class B common stock are registered with the Securities and Exchange Commission, then such shares will automatically convert into a like number of shares of Class A common stock.

     The Class B Registration Rights Holders have certain limited piggyback registration rights under the Registration Rights Agreement. These rights permit them to have their shares of Sonic's common stock included in any Sonic registration statement registering Class A common stock, except for registrations on Form S-4, relating to exchange offers and certain other transactions, and Form S-8, relating to employee stock compensation plans. The Registration Rights Agreement expires in November 2007. SFC is controlled by Bruton Smith.


THE SMITH GUARANTIES, PLEDGES, ADVANCE AND SUBORDINATED LOAN

     In December 1997, Mr. Smith was required by Ford Motor Credit to lend $5.5 million (the "Subordinated Smith Loan") to Sonic to increase Sonic's capitalization. Ford Motor Credit required the Subordinated Smith Loan as a condition to increasing the Revolving Facility borrowing limit because the net offering proceeds from Sonic's November 1997 initial public offering were significantly less than expected by Sonic and Ford Motor Credit. The Subordinated Smith Loan bears interest at NationsBank's announced prime rate plus 0.5% and matures on November 30, 2000. All amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid after all amounts owed by Sonic under the Revolving Facility, Sonic's floor plan financing facility with Ford Motor Credit and Sonic's senior subordinated notes are paid.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. RELATED PARTIES -- (Continued)

CHARTOWN TRANSACTIONS

     Chartown is a general partnership engaged in real estate development and management. Before Sonic's reorganization before its initial public offering, Town & Country Ford maintained a 49% partnership interest in Chartown with the remaining 51% held by SMDA Properties, LLC, a North Carolina limited liability company ("SMDA"). Mr. Smith owns an 80% direct membership interest in SMDA with the remaining 20% owned indirectly through SFC. In addition, SFC also held a demand promissory note for approximately $1.6 million issued by Chartown (the "Chartown Note"), which was uncollectible due to insufficient funds. As part of Sonic's reorganization, the Chartown Note was canceled and Town & Country Ford transferred its partnership interest in Chartown to SFC for nominal consideration. In connection with that transfer, SFC then agreed to indemnify Town & Country Ford for any and all obligations and liabilities, whether known or unknown, relating to Chartown and Town & Country Ford's ownership of Chartown.


THE BOWERS VOLVO NOTE

     In connection with Volvo's approval of Sonic's acquisition of a Volvo franchise from Nelson Bowers in 1997, Volvo, among other things, conditioned its approval upon Nelson Bowers acquiring and maintaining a 20% interest in Sonic's Chattanooga Volvo subsidiary operating the Volvo franchise. Mr. Bowers financed all of the purchase price for this 20% interest by issuing a promissory note (the "Bowers Volvo Note") in favor of Sonic Automotive of Nevada, Inc., the wholly-owned subsidiary of Sonic that controls a majority interest in Chattanooga Volvo. The Bowers Volvo Note is secured by Mr. Bowers' interest in Chattanooga Volvo.

     The Bowers Volvo Note is for a principal amount of $900,000 and bears interest at the lowest applicable federal rate as published by the U.S. Treasury Department in effect on November 17, 1997. Accrued interest is payable annually. The operating agreement of Chattanooga Volvo provides that profits and distributions are to be allocated first to Mr. Bowers to the extent of interest to be paid on the Bowers Volvo Note and next to the other members of Chattanooga Volvo according to their percentages of ownership. No other profits or any losses of Chattanooga Volvo will be allocated to Mr. Bowers under this arrangement. Volvo has removed its requirement that Mr. Bowers maintain his interest in Chattanooga Volvo. Sonic and Mr. Bowers are in the process of redeeming his interest in Chattanooga Volvo and satisfying the Bowers Volvo Note.


TRANSACTIONS WITH MMRT

     In 1998, Sonic entered into a Strategic Alliance Agreement (the "Alliance Agreement") with Mar Mar Realty Trust, a real estate investment trust ("MMRT"). Bruton Smith serves as the chairman of MMRT's board of trustees. Under the Alliance Agreement, Sonic agreed to refer to MMRT real estate acquisition opportunities arising with Sonic's dealership acquisitions. In exchange, MMRT agreed to refer to Sonic dealership acquisition opportunities and to provide certain real estate development and maintenance services to Sonic. MMRT will also arrange for property inspections and environmental reports for prospective dealership properties at Sonic's cost.

     In addition, the Alliance Agreement provides for a form of lease to be used when MMRT leases to Sonic real estate MMRT acquires in the future. Under terms substantially similar to those of this form lease, Sonic leases or will lease certain properties from MMR Holdings, LLC ("MMR Holdings"), which is a limited liability company currently owned by Bruton Smith and SFC that Sonic expects to be acquired by MMRT.

     For acquisitions where the dealership real property is owned by an unaffiliated third party and is leased to the dealership seller, MMRT will negotiate with the unaffiliated third party to acquire the dealership real property. If MMRT is successful in acquiring the dealership real property and Sonic completes its acquisition of the dealership business, then Sonic and MMRT will enter into a lease agreement regarding the dealership real property using the Alliance Agreement's lease form.

     Subsequent to year end, Sonic has sold to MMR Holdings the Town and Country Toyota real estate for approximately $5.7 million and the Fort Mill Ford real estate for approximately $4.6 million and entered into an agreement with MMRT to lease back the real estate over a term of 10 years. The gain on the sale has been deferred and will be amortized against the rent expense over the term of the lease.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. RELATED PARTIES -- (Continued)

CERTAIN DEALERSHIP LEASES

     Certain properties leased by Sonic's dealerships are, or since the beginning of the last fiscal year were, owned by Sonic's officers or directors or their affiliates. These leases contain terms comparable to, or more favorable to Sonic than, terms that would be obtained from unaffiliated third parties. Many of these properties as well as others are now owned or are under contract to be acquired by MMR Holdings, which Sonic expects will become a subsidiary of MMRT.

     Sonic presently leases 36 properties for 27 of its dealerships from MMR Holdings 34 of which were entered into in 1998. Sonic's directors have approved these "triple net leases," which require Sonic to pay all costs of operating the properties, as well as all taxes, utilities, insurance, repairs, maintenance and other property related expenses. These leases generally provide Sonic with options to renew the lease for two additional five year terms after the expiration of the initial lease term. The rental rates indicated in Note 10 reflect minimum or "base" annual rents payable by Sonic in the first year of the applicable leases. Such rental rates generally are subject to increases either at renewal or every five years based on factors such as increases in the consumer price index or an evaluation of fair market rents.


OTHER RELATED PARTY TRANSACTIONS

 o Town & Country Ford and Lone Star Ford had each made several non-interest bearing advances to SFC, a company controlled by Bruton Smith. In preparation for Sonic's 1997 reorganization, a demand promissory note by SFC evidencing $2.1 million of these advances was canceled in June 1997 in exchange tor the redemption of certain shares of the capital stock of Town & Country Ford held by SFC. In addition, a demand promissory note by SFC evidencing of $0.5 million of these advances was canceled in June 1997 pursuant to a dividend.

 o Sonic had amounts receivable from affiliates of $1.0 million and $1.5 million at December 31, 1997 and 1998, respectively. Of this amount, $622,000 relates to advances made by Sonic to SFC at December 31, 1997 and $1.5 million relates to advances made by Sonic to SFC and MMRT at December 31, 1998. The remaining $425,000 at December 31, 1997 primarily relates to receivables from executives of Sonic who were former owners of certain dealerships acquired. These receivables resulted from differences in the negotiated and actual net book value of the dealerships at the date of acquisitions. The amounts receivable from affiliates are non-interest bearing and are classified as current based on the expected repayment dates.


 o As part of the purchase price in connection with Sonic's acquisition of the Bowers Automotive Group in November 1997, Sonic issued its promissory note in the principal amount of $4.0 million in favor of Nelson Bowers (the "Bowers Acquisition Note"). The Bowers Acquisition Note is payable in 28 equal quarterly installments and bears interest at the prime rate less 0.5%. The balance outstanding under this Note was $4.0 million at December 31, 1997, the current portion of which was $445,000. The balance outstanding under this Note at December 31, 1998 was $3.4 million, the current portion of which was $572,000.

 o Town and Country Toyota has an amount payable to Bruton Smith, which payable totals approximately $0.8 million as of December 31, 1997 and $0.7 million as of December 31, 1998. This loan bears interest at 8.75% per annum and is classified as non-current based on the expected repayment dates.

 o Certain subsidiaries of Sonic (such subsidiaries together with Sonic and SFC are referred to as the "Sonic Group") filed consolidated federal income tax returns with SFC for several years before our reorganization. These joint filings were for 1996 and for the period ending on June 30, 1997. Under applicable federal tax law, each corporation included in SFC's consolidated return is jointly and severally liable for any resultant tax. Under a tax allocation agreement dated as of June 30, 1997, however, Sonic agreed to pay to SFC, in the event that additional federal income tax is determined to be due, an amount equal to Sonic's separate federal income tax liability computed for all periods in which any member of the Sonic Group has been a member of SFC's consolidated group less amounts previously recorded by Sonic. Also pursuant to such agreement, SFC agreed to indemnify Sonic for any additional amount determined to be due from SFC's consolidated group in excess of the federal income tax liability of the Sonic Group for such periods. The tax allocation agreement establishes procedures with respect to tax adjustments, tax claims, tax refunds, tax credits and other tax attributes relating to periods ending prior to the time that the Sonic Group shall leave SFC's consolidated group.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. RELATED PARTIES -- (Continued)

 o Sonic acquired Town & Country Ford, Lone Star Ford, Town & Country Toyota, Fort Mill Ford and Frontier Oldsmobile-Cadillac in its 1997 reorganization pursuant to four separate stock subscription agreements. These subscription agreements allowed the acquisition of 100% of the capital stock or membership interests, as the case may be, of each of the five dealerships from Sonic Financial, Bruton Smith, the Egan Group (an assignee of Mr. Egan) and Bryan Scott Smith in exchange for certain amounts of Sonic's Class B Common Stock.


8. CAPITAL STRUCTURE, PUBLIC OFFERING OF COMMON STOCK, AND PER SHARE DATA

     PREFERRED STOCK -- In 1997, Sonic authorized 3 million shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding as of December 31, 1997.

     In March 1998, the Board of Directors designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share, the "Preferred Stock", which was divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock.

     The Preferred Stock has a liquidation preference of $1,000 per share. Each share of Preferred Stock is convertible, at the option of the holder, into that number of shares of Class A common stock as is determined by dividing $1,000 by the average closing price for the Class A common stock on the NYSE for the 20 days preceding the date of determination of the shares of Preferred Stock (the "Market Price"). Conversion of Series II Preferred Stock is subject to certain adjustments which have the effect of limiting increases and decreases in the value of the Class A common stock receivable upon conversion by 10% of the original value of the shares of Series II Preferred Stock. Conversion of Series III Preferred Stock is subject to certain adjustments which have the effect of limiting increases in the value of Class A common stock receivable upon conversion by 10% of the original value of the shares of Series III Preferred Stock.

     The Preferred Stock is redeemable at Sonic's option at any time after the date of issuance. The redemption price of the Series I Preferred Stock is $1,000 per share. The redemption price for the Series II Preferred Stock and Series III Preferred Stock is as follows: (i) prior to the second anniversary of the date of issuance, the redemption price is the greater of $1,000 per share or the aggregate Market Price of the Class A common stock into which it could be converted at the time of redemption, and (ii) after the second anniversary of the date of issuance, the redemption price is the aggregate Market Price of the Class A common stock into which it could be converted at the time of redemption.

     Each share of Preferred Stock entitles its holder to a number of votes equal to that number of shares of Class A common stock into which it could be converted as of the record date for the vote. Holders of preferred stock are entitled to participate in dividends payable on the Class A common stock on an "as-if-converted" basis. The Preferred Stock has no preferential dividends.

     During 1998, Sonic issued 14,406.3 shares of Series I Preferred Stock, 10,545.5 shares of Series II Preferred Stock and 6,273 shares of Series III Preferred Stock. These shares were recorded at their estimated fair value on the date of issuance. In December 1998, 6,241.5 shares of Series II Preferred Stock and 2,313 shares of Series III Preferred Stock having an estimated fair value of approximately $8.9 million were converted into 632,244 shares of Class A common stock. As of December 31, 1998 there were 14,406.3 shares of Series I Preferred Stock, 3,813 shares of Series II Preferred Stock and 3,960 shares of Series III Preferred Stock issued and outstanding.

     CLASS B COMMON STOCK -- Each share of Class B common stock is convertible into one share of Class A common stock either upon the voluntary conversion of the Class B common stock at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic's charter. Holders of Class B common stock are entitled to ten votes per share, except in certain circumstances.

     STOCK SPLIT -- All share and per share amounts included in the accompanying consolidated financial statements for all periods presented have been adjusted to reflect a 2 for 1 stock split of the Class A common stock and Class B common stock effective January 25, 1999.

     PUBLIC OFFERING OF COMMON STOCK -- Sonic completed an initial public offering of 10.0 million shares of its Class A common stock on November 12, 1997 at a price of $6 per share. Net proceeds of the initial public offering of

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. CAPITAL STRUCTURE, PUBLIC OFFERING OF COMMON STOCK, AND PER SHARE DATA -- (Continued)

approximately $53.7 million were used to finance acquisitions (see Note 2) and to repay amounts borrowed under lines of credit related to the acquisitions. Class A common stock entitles its holder to one vote per share.

     WARRANTS -- In connection with Sonic's acquisitions, Sonic has issued warrants to purchase 242,782 shares of Class A common stock at exercise prices ranging from $6.00 per share to $11.27 per share. The warrants expire on various dates from January 15, 2003 to November 30, 2003. Sonic has recorded the issuance of such warrrants at their estimated fair value on the date of issuance.

     PER SHARE DATA -- The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on EPS:



                                       FOR THE TWELVE MONTHS ENDED   FOR THE TWELVE MONTHS ENDED
                                            DECEMBER 31, 1997             DECEMBER 31, 1998
                                      ----------------------------- ------------------------------
                                                         PER-SHARE                       PER-SHARE
                                       INCOME   SHARES     AMOUNT     INCOME    SHARES    AMOUNT
                                      -------- -------- ----------- ---------- -------- ----------
                                       (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
 BASIC EPS ..........................  $3,702   13,898    $ 0.27     $18,557    22,852    $ 0.81
                                                          ======                          ======
 EFFECT OF DILUTIVE SECURITIES
 Stock compensation plans ...........      --       --                    --       630
 Warrants ...........................      --       --                    --        32
 Convertible Preferred Stock ........      --       --                    --     1,456
                                       ------   ------               -------    ------
 DILUTED EPS ........................  $3,702   13,898    $ 0.27     $18,557    24,970    $ 0.74
                                       ======   ======    ======     =======    ======    ======

     Options to purchase 1,176,000 shares of Class A common stock at $6.00 per share were outstanding in November and December of 1997, but were not included in the computation of diluted EPS because the options were anti-dilutive.


9. EMPLOYEE BENEFIT PLANS

     Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the plan were not significant in any period presented.


STOCK OPTION PLANS

     Sonic currently has two option plans. In October 1997, the Board of Directors adopted the Sonic Automotive, Inc. 1997 Stock Option Plan (the "Stock Option Plan") in order to attract and retain key personnel. Under the Stock Option Plan, options to purchase up to an aggregate of 2.25 million shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options generally are granted at the fair market value of Sonic's Class A common stock at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant.

     In March 1998, the Board of Directors adopted the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (the "Directors Plan") for the benefit of Sonic's outside directors, subject to shareholder approval. The Directors Plan was approved by the stockholders of Sonic at its annual meeting of stockholders on December 3, 1998. The plan authorized options to purchase up to an aggregate of 600,000 shares of Class A common stock. Under the plan, each outside director shall be awarded on or before March 31st of each year an option to purchase 20,000 shares at an exercise price equal to the fair market value of the Class A common stock at the date of the award. Options granted under the Directors Plan become exercisable six months, and expire ten years, after their date of grant.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. EMPLOYEE BENEFIT PLANS -- (Continued)

     A summary of the status of Sonic's stock option plans as of December 31, 1997 and 1998 and changes during the years ended on those dates is presented below.



                                              DECEMBER 31, 1997                         DECEMBER 31, 1998
                                   ---------------------------------------- -----------------------------------------
                                                 EXERCISE      WEIGHTED-                   EXERCISE      WEIGHTED-
                                    NUMBER OF     PRICE         AVERAGE      NUMBER OF      PRICE         AVERAGE
                                     OPTIONS    PER SHARE   EXERCISE PRICE    OPTIONS     PER SHARE    EXERCISE PRICE
                                   ----------- ----------- ---------------- ----------- ------------- ---------------
Outstanding at beginning of year         --      $   --         $  --          1,176    $      6.00      $   6.00
Granted-priced at fair value          1,176        6.00          6.00          1,433       7.25-9.19         8.61
Exercised                                --          --            --            (72)          6.00          6.00
                                      -----      ------         -----          -----    ------------     --------
Outstanding at end of year            1,176     $  6.00        $ 6.00          2,537    $ 6.00-9.19      $   7.48
                                      =====     =======        ======          =====    ============     ========

     Of the options outstanding as of December 31, 1998, 486,000 are currently exercisable and have a weighted average exercise price of $3.53 per share. The weighted average remaining contractual life of the options outstanding at December 31, 1998 is 7.78 years. The weighted average fair value of options granted was $2.89 per share in 1997 and $4.63 per share in 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 50% in 1997 and 61% in 1998; risk-free interest rate of 5.6% in 1997 and 4.6% in 1998; and expected lives of 5 years in 1997 and 1998. The model reflects that no dividends were declared in 1997 and 1998 and assumes that no dividends will be declared in the future.


EMPLOYEE STOCK PURCHASE PLAN

     In October 1997, the Board of Directors and stockholders of Sonic adopted the Sonic Automotive, Inc. Employee Stock Purchase Plan (the "ESPP"). Under the terms of the ESPP, on January 1 of each year all eligible employees electing to participate will be granted an option to purchase shares of Class A common stock. Sonic's Compensation Committee will annually determine the number of shares of Class A common stock available for purchase under each option. The purchase price at which Class A common stock will be purchased through the ESPP will be 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the applicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise dates are the last trading days on the New York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. Options will expire on the last exercise date of the calendar year in which granted.

     On March 20, 1998, the Board of Directors, pursuant to Sonic's ESPP, increased the authorized shares from 300,000 to 600,000 and issued options exercisable for 300,000 shares of Class A common stock granting 620 shares per participant participating in the ESPP. This increase in the number of options issuable under the ESPP was approved by the stockholders of Sonic at its annual meeting of stockholders on December 3, 1998. Under the ESPP, Sonic issued 180,730 shares to employees in 1998 at a purchase price of $4.10 per share. The weighted average fair value of shares granted under the ESPP was $1.97 per share in 1998.

     The fair value of the employees' purchase rights are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 61%; risk-free interest rate of 4.6%; and an expected life of one year. The model reflects that no dividends were declared in 1997 and 1998 and assumes that no dividends will be declared in the future.

     Sonic has adopted the disclosure-only provisions of SFAS No. 123. No compensation cost has been recognized for Sonic's stock-based compensation plans. Had compensation cost for the stock-based compensation plans been determined based on their fair value as prescribed by SFAS No. 123, Sonic's pro forma net income and diluted net income per share would have been $3.6 million and $0.26, respectively for 1997 and $16.8 million and $0.67, respectively for 1998.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. EMPLOYEE BENEFIT PLANS -- (Continued)

NONQUALIFIED EMPLOYEE STOCK PURCHASE PLAN

     In December 1998, the Board of Directors of Sonic adopted the Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan (the "Nonqualified ESPP"). The purpose of the Nonqualified ESPP is to provide options to purchase Class A common stock to employees of Sonic's subsidiaries that are not eligible to participate in the ESPP; employees of Sonic who are eligible to participate in the ESPP are not eligible to participate in the Nonqualified ESPP. Under the terms of the Nonqualified ESPP, on January 1 of each year all employees eligible to participate in the Nonqualified ESPP and who elect to participate in the Nonqualified ESPP will be granted an option to purchase shares of Class A common stock. Sonic's Compensation Committee will annually determine the number of shares of Class A common stock available for purchase under each option.

     The purchase price at which Class A common stock will be purchased through the Nonqualified ESPP will be 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the applicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise dates are the last trading days on the New York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. Options will expire on the last exercise date of the calendar year in which granted. In adopting the Nonqualified ESPP in December 1998, the Board of Directors authorized options to be granted under the Nonqualified ESPP for 300,000 shares of Class A common stock. These options may be issued effective January 1, 1999.


10. COMMITMENTS AND CONTINGENCIES

FACILITY LEASES

     Certain properties leased by Sonic's dealerships are, or since the beginning of the last fiscal year were, owned by Sonic's officers or directors or their affiliates. These leases contain terms comparable to, or more favorable to Sonic than, terms that would be obtained from unaffiliated third parties. Many of these properties as well as others are not owned or are under contract to be acquired by MMR Holdings, which Sonic expects will become a subsidiary of MMRT. Minimum future rental payments required under noncancelable operating leases are as follows:



                            RELATED PARTIES   THIRD PARTIES     TOTAL
Year ending December 31,   ----------------- --------------- ----------
1999 .....................      $ 13,660         $ 2,820      $ 16,480
2000 .....................        13,595           2,479        16,074
2001 .....................        13,257           2,456        15,713
2002 .....................        13,147           2,123        15,270
2003 .....................        13,091           1,997        15,088
Thereafter ...............        60,963           7,645        68,608
                                --------         -------      --------
Total ....................      $127,713         $19,520      $147,233
                                ========         =======      ========

     Total rent expense for the years ended December 31, 1996, 1997, and 1998 was approximately, $870,000, $2.4 million and $10.5 million, respectively. Of these amounts, $870,000, $1.3 million and $7.5 million, respectively, were paid to related parties.


OTHER CONTINGENCIES (UNAUDITED)

     On March 1, 1999, Frank McGough filed a civil action in the Circuit Court of Montgomery County, Alabama against Sonic, its subsidiary, Capitol Chevrolet and Imports, Inc. and certain other defendants, which is Civil Action No. CV-1999-707R. This suit arises in connection with Sonic's acquisition of Capitol Chevrolet and Imports from Mr. McGough. In the suit, Mr. McGough alleges that he is entitled to a larger post-closing payment of funds held in escrow than Sonic has shown on the closing balance sheet prepared in connection with the acquisition, that the closing balance sheet was delivered late, that the closing balance sheet was improperly prepared, and that certain respresentations were made to him concerning the post-closing release of funds from escrow and the closing balance sheet. The complaint alleges causes of action for (1) declaratory judgment concerning the closing balance sheet and release of funds from escrow; and (2)

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES -- (Continued)

rescission of Sonic's acquisition through merger of Capitol Chevrolet and Imports. Sonic believes that this suit is without merit and intends to vigorously defend this action.

     Sonic is involved in various other legal proceedings. Management believes based on advice of counsel that the outcome of such proceedings will not have a materially adverse effect on Sonic's financial position or future results of operations and cash flows.


11. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the Company's results of operations as presented in the Consolidated Statements of Income by quarter for 1997 and 1998. Amounts below reflect reclassifications of previously reported amounts to conform with current year presentation and exclude net income per share for those periods prior to the completion of the initial public offering.



                                                 FIRST         SECOND          THIRD         FOURTH
                                                QUARTER        QUARTER        QUARTER        QUARTER
                                             ------------- -------------- -------------- --------------
Year Ended December 31, 1997:
  Total revenues ...........................   $  98,785     $  114,101     $  127,356     $  195,759
  Gross profit .............................   $  10,842     $   12,790     $   14,755     $   24,611
  Operating income .........................   $   2,286     $    3,417     $    3,469     $    5,734
  Income before taxes and minority interest.   $     926     $    1,577     $    1,526     $    1,969
  Net income ...............................   $     541     $      999     $      911     $    1,251
  Diluted net income per share .............                                $     0.07     $     0.07
Year Ended December 31, 1998:
  Total revenues ...........................   $ 263,979     $  386,132     $  504,110     $  449,480
  Gross profit .............................   $  34,158     $   48,264     $   63,974     $   61,046
  Operating income .........................   $   7,426     $   12,779     $   15,646     $   16,854
  Income before taxes ......................   $   3,474     $    7,430     $    8,876     $    9,860
  Net income ...............................   $   2,136     $    4,668     $    5,426     $    6,327
  Diluted net income per share .............   $    0.09     $     0.20     $     0.21     $     0.24

12. SUBSEQUENT EVENTS (UNAUDITED)

     On February 4, 1999, Sonic filed a preliminary registration statement for the issuance of approximately 7.0 million shares of Class A common stock. Sonic expects to complete this public offering in the second quarter of 1999.