Form 10-Q
period 1999-03-31
SONIC AUTOMOTIVE INC
filed 1999-05-17
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

           5401 E. Independence Blvd., Charlotte, North Carolina 28212
               (Address of principal executive offices) (Zip Code)

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

As of May 14, 1998, there were 21,010,926 shares of Class A Common Stock and 12,300,000 shares of Class B Common Stock outstanding.

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial
            Statements (Unaudited)                                            3

              Consolidated  Statements of Income -
                Three-month periods ended
                March 31, 1998 and March 31, 1999

              Consolidated Balance Sheets -
                December 31, 1998 and March 31, 1999

              Consolidated Statement of Stockholders'
                Equity - Three-month period ended March 31, 1999

              Consolidated  Statements of Cash Flows -
                Three-month periods ended March 31, 1998
                and March 31, 1999

          Notes to Unaudited Consolidated Financial Statements


ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     13

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk          18


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   19

ITEM 2.  Changes in Securities and Use of Proceeds                           19

ITEM 6.  Exhibits and Reports on Form 10-Q                                   20

SIGNATURES                                                                   21

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                          1998              1999
                                                --------------   ---------------
REVENUES:
     Vehicle sales                                   $ 229,579         $ 521,267
     Parts, service and collision repair                29,136            59,625
     Finance and insurance (Note 1)                      5,264            12,560
                                                --------------   ---------------
          Total revenues                               263,979           593,452
COST OF SALES                                          229,821           515,377
                                                --------------   ---------------
GROSS PROFIT                                            34,158            78,075
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            25,917            57,214
DEPRECIATION AND AMORTIZATION                              815             1,907
                                                --------------   ---------------
OPERATING INCOME                                         7,426            18,954
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                        2,876             4,471
     Interest expense, other                             1,084             3,643
     Other income                                            8                 8
                                                --------------   ---------------
          Total other expense                            3,952             8,106
                                                --------------   ---------------
INCOME BEFORE INCOME TAXES                               3,474            10,848
PROVISION FOR INCOME TAXES                               1,338             4,161
                                                --------------   ---------------
NET INCOME                                             $ 2,136           $ 6,687
                                                ==============   ===============

BASIC EARNINGS PER SHARE (Note 6)                       $ 0.09            $ 0.27
                                                ==============   ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           22,500            24,423
                                                ==============   ===============

DILUTED EARNINGS PER SHARE (Note 6)                     $ 0.09            $ 0.24
                                                ==============   ===============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                          22,748            27,998
                                                ==============   ===============




                  See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                         March 31,
                                                                                      December 31,         1999
                                                                                         1998          (Unaudited)
                                                                                    ---------------   ---------------
                                                                                               (in thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $ 51,834          $ 59,738
     Receivables (net of allowance for doubtful accounts of $700,000 and $869,000 at December 31, 1998 and March 31, 1999,
          respectively)                                                                     39,902            43,290
     Inventories (Note 3)                                                                  264,971           319,916
     Deferred income taxes                                                                   1,702             1,702
     Due from affiliates (Note 5)                                                            1,471             2,223
     Other current assets                                                                    4,961             6,276
                                                                                    ---------------   ---------------
          Total current assets                                                             364,841           433,145
PROPERTY AND EQUIPMENT, NET                                                                 26,250            25,741
GOODWILL, NET (Notes 1 and 2)                                                              180,081           231,669
OTHER ASSETS                                                                                 4,931             5,721
                                                                                    ---------------   ---------------
TOTAL  ASSETS                                                                            $ 576,103         $ 696,276
                                                                                    ===============   ===============



                  See notes to unaudited consolidated financial statements.







                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                         March 31,
                                                                                      December 31,         1999
                                                                                         1998          (Unaudited)
                                                                                    ---------------   ---------------
                                                                                             (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - floor plan                                                          $ 228,158         $ 264,779
     Trade accounts payable                                                                 14,994            15,678
     Accrued interest                                                                        7,058             3,922
     Other accrued liabilities                                                              27,763            34,276
     Payable to affiliates (Note 5)                                                            628               628
     Payable for acquisitions                                                                2,385               275
     Current maturities of long-term debt                                                    4,700               609
                                                                                    ---------------   ---------------
          Total current liabilities                                                        285,686           320,167
LONG-TERM DEBT (Note 4)                                                                    131,337           180,442
PAYABLE FOR ACQUISITIONS                                                                       275               275
PAYABLE TO THE COMPANY'S CHAIRMAN (Note 5))                                                  5,500             5,550
PAYABLE TO AFFILIATES  (Note 5)                                                              3,625             3,482
DEFERRED INCOME TAXES                                                                        4,066             4,066
INCOME TAX PAYABLE                                                                           3,185             3,733
COMMITMENTS AND CONTINGENCIES  (Note 7)
STOCKHOLDERS' EQUITY (Note 6)
     Preferred Stock, $.10 par, 3.0 million shares authorized;                              20,431            49,323
          300,000 shares designated as Class A Convertible Preferred
          Stock, liquidation preference $1,000 per share, of which
          22,179 shares are issued and outstanding at December 31, 1998 and 56,279 shares are issued and outstanding at March 31, 1999
     Class A Common Stock, $.01 par, 50.0 million shares authorized;
          11,959,274 shares issued and outstanding at December 31, 1998                        120               122
          and 12,155,963 shares issued and outstanding at March 31, 1999
     Class B Common Stock, $.01 par (convertible into Class A Common Stock),
          15.0 million shares authorized; 12,400,000 shares issued and                         124               123
          outstanding at December 31, 1998 and 12,300,000 shares issued and outstanding at March 31, 1999
     Paid-in capital                                                                        87,011            87,613
     Retained earnings                                                                      34,743            41,430
                                                                                    ---------------   ---------------
          Total stockholders' equity                                                       142,429           178,611
                                                                                    ---------------   ---------------
TOTAL LIABILITIES  AND STOCKHOLDERS'  EQUITY                                             $ 576,103         $ 696,276
                                                                                    ===============   ===============



                  See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                              Preferred                    Class A                  Class B
                                                Stock                   Common Stock              Common Stock
                                      Shares          Amount         Shares       Amount      Shares       Amount
                                     ----------   ---------------  -----------  -----------  ----------   ----------
BALANCE AT
     DECEMBER 31, 1998                      22          $ 20,431       11,959        $ 120      12,400        $ 124
     Issuance of Preferred
          Stock (Note 2)                    34            28,892          -            -           -            -
     Shares awarded under stock
          compensation plans                -                -             97            1         -            -
     Conversion of Class B
          Common Stock                                                    100            1        (100)          (1)
     Net income                             -                -            -            -           -            -
BALANCE AT
  MARCH 31,1999                      -----------   ---------------  ----------- -----------  ----------   ----------
                                            56          $ 49,323       12,156        $ 122      12,300         $ 123
                                     ===========   ===============  =========== ===========  ==========   ==========


                                                                              Total
                                           Paid-In        Retained         Stockholders'
                                           Capital        Earnings             Equity
                                         -------------  -------------     ----------------

BALANCE AT
     DECEMBER 31, 1998                       $ 87,011       $ 34,743            $ 142,429
     Issuance of Preferred
          Stock (Note 2)                          -              -                 28,892
     Shares awarded under stock
          compensation plans                      602            -                    603
     Conversion of Class B
          Common Stock
     Net income                                   -            6,687                6,687
BALANCE AT                               -------------  -------------     ----------------
  MARCH 31, 1999                             $ 87,613       $ 41,430            $ 178,611
                                         =============  =============     ================




                  See notes to unaudited consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                          1998               1999
                                                                                     ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $ 2,136           $ 6,687
     Adjustments to reconcile net income  to net cash provided by operating activities:
          Depreciation and amortization                                                          815             1,907
          Amortization of discount on senior notes                                                 -                63
          Loss on disposal of property and equipment                                               -               292
          Changes in assets and liabilities that relate to operations:
               Receivables                                                                    (1,203)           (4,027)
               Inventories                                                                    14,910            (9,077)
               Other assets                                                                     (665)           (1,846)
               Accounts payable and other current liabilities                                  1,369            (1,090)
                                                                                     ----------------   ---------------
                    Total adjustments                                                         15,226           (13,778)
                                                                                     ----------------   ---------------
          Net cash provided by (used in) operating activities                                 17,362            (7,091)
                                                                                     ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                                             (9,422)          (46,672)
     Purchases of property and equipment                                                        (622)           (3,619)
     Proceeds from sale of property and equipment                                                  -            10,572
                                                                                     ----------------   ---------------
          Net cash used in investing activities                                              (10,044)          (39,719)
                                                                                     ----------------   ---------------
CASH  FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds of notes payable - floor plan                                   (13,405)           10,340
     Proceeds from long-term debt                                                             19,688            52,961
     Payments of long-term debt                                                               (8,346)           (8,295)
     Issuance of shares under stock compensation plans                                             -               603
     Advances to affiliated companies                                                           (168)             (895)
                                                                                     ----------------   ---------------
          Net cash (used in) provided by financing activities                                 (2,231)           54,714
                                                                                     ----------------   ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      5,087             7,904
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                18,304            51,834
                                                                                     ----------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 23,391          $ 59,738
                                                                                     ================   ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Preferred Stock issued pursuant to acquisitions (Note 2)                                $ 3,366          $ 28,892






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


                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying unaudited financial information for the three months ended March 31, 1998 and 1999 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. and its subsidiaries (collectively, "Sonic") for the year ended December 31, 1998.

         REVENUE RECOGNITION - Sonic records revenue when vehicles are delivered to customers, and when vehicle service work is performed.

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

         Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Estimated commission expense charged to cost of sales was approximately $0.9 million and $2.3 million for the three months ended March 31, 1998 and March 31, 1999, respectively.

         RECLASSIFICATION - Certain balances reported in 1998 have been reclassified to conform with current period presentation.

         GOODWILL - Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance at December 31, 1998 was $182.5 million and at March 31, 1999 was $236.9 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 31.3% and 126.4%, respectively, at December 31, 1998, and 33.3% and 129.7%, respectively, at March 31, 1999. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and these is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. BUSINESS ACQUISITIONS

PENDING ACQUISITIONS

         Sonic has signed definitive agreements to acquire 14 dealerships for a minimum of approximately $78.7 million in cash, 8,500 shares of Class A convertible preferred stock, Series II, 10,525 shares of Class A convertible preferred stock, Series III, each series of preferred stock having a liquidation value of $1,000 per share, and approximately $18.0 million of Class A common stock. The aggregate purchase price is subject to adjustment based on the actual net book value of the assets acquired. The cash portion of the purchase price will be paid with a combination of net proceeds from Sonic's recent public offering of Class A common stock, borrowings under Sonic's $100 million acquisition line of credit with Ford Motor Credit Company (the "Revolving Facility") and with cash generated from Sonic's existing operations. Sonic may be required to pay additional amounts based on future pre-tax earnings of certain of these acquired dealerships. These acquisitions are expected to be consummated in the second and third quarters of 1999.

ACQUISITIONS COMPLETED SUBSEQUENT TO MARCH 31, 1999 (THROUGH MAY 14, 1999):

         Subsequent to March 31, 1999, Sonic acquired 5 dealerships for approximately $16.0 million in cash and 2,532 shares of Class A convertible preferred stock, Series II, having a liquidation value of $1,000 per share. The cash portion of the purchase price was financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting. Sonic may be required to pay additional amounts based on future pre-tax earnings of certain of the dealerships acquired. Any additional amounts paid will be accounted for as goodwill.

ACQUISITIONS COMPLETED DURING THE THREE MONTHS ENDED MARCH 31, 1999:

         During the first three months of 1999, Sonic acquired 8 dealerships for approximately $50.2 million in cash, and the issuance of 34,100 shares of Sonic's Class A Convertible preferred stock, Series III, having an estimated fair value at the time of issuance of approximately $28.9 million. The cash portion of the purchase price was financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates. The aggregate purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. The purchase price and corresponding goodwill may ultimately be different than amounts recorded depending on the actual fair value of tangible net assets acquired.


         Working capital                $  21,210
         Property and equipment             3,863
         Goodwill                          54,874
         Non-current liabilites assumed      (825)
                                         ---------
         Total purchase price          $   79,122
                                         =========

         In connection with the subsequent acquisition of a Honda dealership in Chattanooga, Tennessee, Sonic sold substantially all of the assets of its existing Honda dealership in Cleveland, Tennessee in March 1999 for approximately $1.7 million, net of repayment of floor plan liabilities. There was no material gain or loss as a result of the sale.

         The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the above acquisition transactions had occurred as of the beginning of the period in which the acquisitions were completed, and at the beginning of the immediately preceding period, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the period presented. These results are also not necessarily indicative of the results of future operations.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. BUSINESS ACQUISITIONS - CONTINUED

                                          Three Months Ended March 31,
                                            1998           1999
                                            ------         ------
         Total revenues                  $   549,421      $   610,589
         Gross profit                    $    67,588      $    80,781
         Net Income                      $     2,164      $     8,147
         Diluted income per share        $      0.07             0.28


3. INVENTORIES

         Inventories consist of the following:

                                          December 31,        March 31,
                                            1998               1999
                                           ---------          ----------
         New vehicles                    $   190,139      $   226,925
         Used vehicles                        47,033           59,121
         Parts and accessories                16,012           20,890
         Other                                11,787           12,980
                                          -----------       --------------
         Total                           $   264,971      $   319,916
                                         ============       ===========

4. LONG-TERM DEBT

MORTGAGES:

         In January 1999, in connection with the sale of real estate at two of its dealership subsidiaries to MMR Holdings, LLC, a limited liability company owned by Bruton Smith, Sonic's Chairman and Chief Executive Officer, and Sonic Financial Corporation ("SFC"), Sonic repaid all amounts outstanding under mortgages encumbering such property.

REVOLVING FACILITY:

         Sonic's Revolving Facility currently has a borrowing limit of $100 million. Amounts outstanding under the Revolving Facility bear interest at a fluctuating per annum rate equal to 2.75% above the 1 month commercial finance paper rate as reported by the Federal Reserve Board (7.58% at March 31, 1999). The Revolving Facility will mature in March 2001, unless Sonic requests that such term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. Amounts outstanding under the Revolving Facility as of March 31, 1999 total approximately $57.8 million and were used to finance acquisitions. On May 5, 1999, in connection with the public offering by Sonic of 6,067,230 shares of Class A common stock, all amounts outstanding under the Revolving Facility were repaid. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of Sonic not to exceed $10 million.

5. RELATED PARTIES

REGISTRATION RIGHTS AGREEMENT:

         When Sonic acquired Town & Country Ford, Lone Star Ford, Fort Mill Ford, Town & Country Toyota and Frontier Oldsmobile-Cadillac in 1997, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 (the "Registration Rights Agreements") with Sonic Financial Corporation ("SFC"), Bruton Smith, Scott Smith and William S. Egan (collectively, the "Class B Registration Rights Holders"). SFC currently owns 8,881,250 shares of Class B common stock; Bruton Smith, 2,071,250 shares; Scott Smith, 956,250 shares; and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group"), 391,250 shares, all of which are covered by the Registration Rights Agreement. The Egan Group also owns 32,000 shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic's charter, offers and sales of shares of Class B common stock are registered with the Securities and Exchange Commission, then such shares will automatically convert into a like number of shares of Class A common stock.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5. RELATED PARTIES - CONTINUED

         The Class B Registration Rights Holders have certain limited piggyback registration rights under the Registration Rights Agreement. These rights permit them to have their shares of Sonic's common stock included in any Sonic registration statement registering Class A common stock, except for registrations on Form S-4, relating to exchange offers and certain other transactions, and Form S-8, relating to employee stock compensation plans. The Registration Rights Agreement expires on November 17, 2007. SFC is controlled by Bruton Smith.

THE SMITH GUARANTIES, PLEDGES AND SUBORDINATED LOAN:

         In December 1997, Mr. Smith was required by Ford Motor Credit Company ("Ford Motor Credit") to lend $5.5 million (the "Subordinated Smith Loan") to Sonic to increase Sonic's capitalization. Ford Motor Credit required the Subordinated Smith Loan as a condition to increasing the Revolving Facility borrowing limit because the net offering proceeds from Sonic's November 1997 initial public offering were significantly less than expected by Sonic and Ford Motor Credit. The Subordinated Smith Loan bears interest at NationsBank's announced prime rate plus 0.5% and matures on November 30, 2000. All amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid after all amounts owed by Sonic under the Revolving Facility, Sonic's floor plan financing facility with Ford Motor Credit and Sonic's senior subordinated notes are paid.

THE BOWERS VOLVO NOTE:

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

         The Bowers Volvo Note is for a principal amount of $900,000 and bears interest at the lowest applicable federal rate as published by the U.S. Treasury Department in effect on November 17, 1997. Accrued interest is payable annually. The operating agreement of Chattanooga Volvo provides that profits and distributions are to be allocated first to Mr. Bowers to the extent of interest to be paid on the Bowers Volvo Note and next to the other members of Chattanooga Volvo according to their percentages of ownership. No other profits or any losses of Chattanooga Volvo will be allocated to Mr. Bowers under this arrangement. Volvo has removed its requirement that Mr. Bowers maintain his interest in Chattanooga Volvo. Sonic and Mr. Bowers are in the process of redeeming his interest in Chattanooga Volvo and satisfying the Bowers Volvo Note. This transaction is not expected to have a material impact on Sonic's future results of operations or cash flows.

DEALERSHIP LEASES:

         In January 1999, Sonic sold to MMR Holdings, LLC, a limited liability company currently owned by Bruton Smith and SFC, the real estate at two of its dealership subsidiaries for an aggregate purchase price of approximately $10.6 million and entered into an agreement with MMR Holdings, LLC to lease back the real estate over a term of ten years. Sonic realized a gain on the sale of approximately $3.8 million which was deferred and is currently being amortized against the rent expense over the term of the lease.

         Sonic presently leases 38 properties for 29 of its dealerships from MMR Holdings, LLC. Sonic's directors have approved these "triple net leases," which require Sonic to pay all costs of operating the properties, as well as all taxes, utilities, insurance, repairs, maintenance and other property related expenses. These leases generally provide Sonic with options to renew the lease for two additional five year terms after the expiration of the initial lease term.

OTHER RELATED PARTY TRANSACTIONS:

o Sonic had amounts receivable from affiliates of $1.5 million and $2.2 million at December 31, 1998 and March 31, 1999, respectively, the majority of which represents advances made by Sonic to SFC and Mar Mar Realty Trust, a real estate investment trust in which Bruton Smith serves as the chairman of the board of trustees. The amounts receivable from affiliates are non-interest bearing and are classified as current based on the expected repayment dates.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5. RELATED PARTIES - CONTINUED

o As part of the purchase price in connection with Sonic's acquisition of the Bowers Automotive Group in November 1997, Sonic issued its promissory note in the principal amount of $4.0 million in favor of Nelson Bowers (the "Bowers Acquisition Note"). The Bowers Acquisition Note is payable in 28 equal quarterly installments and bears interest at the prime rate less 0.5%. The balance outstanding under this note at March 31, 1999 was $3.2 million, the current portion of which was $572,000.

o Town and Country Toyota has an amount payable to Bruton Smith in the amount of $0.7 million at December 31, 1998 and March 31, 1999. This loan bears interest at 8.75% per annum and is classified as non-current based on the expected repayment date.


6. CAPITAL STRUCTURE AND PER SHARE DATA

         PUBLIC OFFERING OF COMMON STOCK - Sonic completed a public offering of 8,500,000 shares of its Class A common stock on May 5, 1999 at a price of $14.9375 per share. Of the 8,500,000 shares sold in the offering, 6,067,230 shares were sold by Sonic and 2,432,770 shares were sold by certain stockholders of Sonic. Of the $86.1 million in net proceeds to Sonic from the public offering, approximately $75.5 million was used to repay the outstanding balance under the Revolving Facility. The remaining net proceeds will be used to finance pending acquisitions.

         PER SHARE DATA - The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on EPS.


                                                     For the three months ended                          For the three months ended
                                                             March 31, 1998                                           March 31, 1999
                                     ------------------------------------------------     ------------------------------------------
                                                                       Per-Share                                          Per-Share
                                        Income            Shares          Amount              Income           Shares        Amount
                                     --------------   --------------  --------------      ---------------  ---------------   -------
                                     (Dollars and Shares in thousands                      (Dollars and Shares in thousands
                                        except per share amounts)                             except per share amounts)

 Basic EPS                                 $ 2,136           22,500      $ 0.09            $ 6,687           24,423         $ 0.27
                                                                      ==========                                          =========

 Effect of Dilutive Securities
      Stock compensation plans                   -              189                             -            1,458
      Warrants                                   -                7                             -              110
      Convertible Preferred Stock                -               52                             -            2,007
                                     --------------   --------------                    ---------------  ---------------

 Diluted EPS                               $ 2,136           22,748      $ 0.09           $ 6,687           27,998         $ 0.24
                                     ==============   ==============  ============     ===============  ===============   ==========


7. COMMITMENTS AND CONTINGENCIES

         Sonic is involved in various legal proceedings. Management believes that the outcome of such proceedings will not have a materially adverse effect on Sonic's financial position or future results of operations and cash flows.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

         The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Unaudited
Consolidated Financial Statements and the related notes thereto.

RESULTS OF OPERATIONS

         The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in Sonic's statement of operations.
                                                                   Percentage of Total Revenues for
                                                                         Three Months Ended
                                                                               March 31,
                                                                           1998             1999
                                                                           --------     --------
Revenues:
New vehicle sales............................................              58.0%          58.5%
Used vehicle sales...........................................              29.0%          29.4%
Parts, service and collision repair..........................              11.0%          10.0%
Finance and insurance........................................               2.0%           2.1%
                                                                           -----        -------
Total revenues...............................................             100.0%          100.0%
Cost of sales................................................              87.1%           86.8%
                                                                          ------         ------
Gross profit.................................................              12.9%           13.2%
Selling, general and administrative..........................              10.1%           10.0%
                                                                         -------          -------
Operating income.............................................               2.8%            3.2%
Interest expense.............................................               1.5%            1.4%
                                                                         -------          -------
Income before income taxes...................................               1.3%            1.8%
                                                                        ========         ========
THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH  31, 1998

         REVENUES. Revenues grew in each of our primary revenue areas for the first quarter of 1999 as compared with the first quarter of 1998, causing total revenues to increase 124.8% to $593.5 million. New vehicle sales revenue increased 126.6% to $347.0 million in the first quarter of 1999, compared with $153.1 million in the first quarter of 1998. The increase was due primarily to an increase in new vehicle unit sales of 115.8% to 14,282, as compared with 6,617 in the first quarter of 1998 resulting from 6,152 additional units contributed by acquisitions completed after the first quarter of 1998. The remainder of the increase was due to a 5.0% increase in the average selling price of new vehicles resulting principally from sales of higher priced luxury and import vehicles contributed by our acquisitions, along with an increase in new vehicle revenues from stores owned for longer than one year of 27.2% in the first quarter of 1999 over the first quarter of 1998.

         Used vehicle revenues from retail sales increased 124.8% to $129.9 million in the first quarter of 1999 from $57.8 million in the first quarter of 1998. The increase was primarily due to an increase in used vehicle unit sales of 117.1% to 9,408, as compared with 4,333 in the first quarter of 1998, resulting from additional unit sales contributed by acquisitions completed after the first quarter of 1998. The remainder of the increase was due to a 3.5% increase in the average selling price of used vehicles, resulting principally from sales of higher priced luxury and import vehicles contributed by our acquisitions, along with an increase in used vehicle revenues from stores owned for longer than one year of 13.3% in the first quarter of 1999 over the first quarter of 1998.

         Parts, service and collision repair revenue increased 104.6% to $59.6 million in the first quarter of 1999 compared to $29.1 million in the first quarter of 1998, principally due to our acquisitions. Finance and insurance revenue increased $7.3 million, or 138.6%, principally due to increased new vehicle sales and related financing contributed by our acquisitions.

         GROSS PROFIT. Gross profit increased 128.6% to $78.1 million in the first quarter of 1999 from $34.2 million in the first quarter of 1998 principally due to increases in revenues contributed by dealerships acquired. Gross profit as a percentage of sales increased to 13.2% from 12.9% due to increases in new vehicle gross margins resulting from sales of higher margin import vehicles contributed by our acquisitions, as well as improved gross margins of used vehicles from 10.2% to 11.0% resulting from efforts made to improve management of used vehicle inventories.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding depreciation and amortization, increased 120.8% to $57.2 million in the first quarter of 1999 from $25.9 million in the first quarter of 1998 resulting principally from the expenses of dealerships acquired after the first quarter of 1998. Such expenses as a percentage of revenues decreased to 9.6% from 9.8% resulting principally from benefits of scale which has allowed us to recognize cost savings, especially in the area of advertising costs and insurance premiums. Depreciation and amortization expense increased 134.0% to $1.9 million in the first quarter of 1999 from $0.8 million in the first quarter of 1998, resulting principally from additional goodwill amortization expense associated with our acquisitions.

         INTEREST EXPENSE, FLOOR PLAN. Interest expense, floor plan increased 55.5% to $4.5 million from $2.9 million, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest decreased from 1.1% in the first quarter of 1998 to 0.8% in the first quarter of 1999 due to decreased interest rates under our floor plan financing arrangements, as well as improvement in inventory turnover rates.

         INTEREST EXPENSE, OTHER. Interest expense, other increased to $3.6 million in the first quarter of 1999 from $1.1 million in the first quarter of 1998 due primarily to interest incurred on our senior subordinated notes.

         NET INCOME. As a result of the factors noted above, our net income increased by $4.6 million in the first quarter of 1999 compared to the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES :

         Our principal needs for capital resources are to finance acquisitions and fund debt service and working capital requirements. Historically, we have relied on internally generated cash flows from operations, borrowings under our various credit facilities, and borrowings and capital contributions from our stockholders to finance our operations and expansion. On May 5, 1999, we completed a public offering of Class A common stock which provided approximately $86.1 million of additional capital resources for the consummation of acquisitions and repayment of borrowings under our $100 million acquisition line of credit with Ford Motor Credit Company (the "Revolving Facility").

         During the first quarter of 1999, net cash used in operating activities was approximately $7.1 million. During the first quarter of 1998, net cash provided by operating activities was approximately $17.4 million. The decrease was attributable principally to an increase in inventory levels.

         Cash used for investing activities in the first quarter of 1999 was approximately $39.7 million, including $44.2 million paid for acquisitions, net of cash received, and $3.6 million in capital expenditures. Cash used for investing activities in the first quarter of 1999 was offset by proceeds received from the sale of assets at Cleveland Village Honda and the sale of real estate at Town and Country Toyota and Fort Mill Ford of approximately $12.3 million. Cash used for investing activities in the first quarter of 1998 was approximately $10.0 million, including $9.4 million paid for acquisitions, net of cash received, and $0.6 million in capital expenditures. Our principal capital expenditures typically include building improvements and equipment for use in our dealerships. Of the capital expenditures in the first quarter of 1999, approximately $1.4 million related to the construction of new dealerships and a body shop, which upon completion is expected to be sold to MMR Holdings, LLC, a limited liability company owned by Bruton Smith and Sonic Financial Corporation ("SFC"), and subsequently leased back.

         During the first quarter of 1999, we acquired 8 dealerships for approximately $50.2 million in cash, and 34,100 shares of our Class A Convertible preferred stock, Series III, having an estimated fair value at the time of issuance of approximately $28.9 million. The cash portion of the purchase price was financed with a combination of cash borrowed under our Revolving Facility and cash generated from our existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates.

         In connection with the acquisition of a Honda dealership in Chattanooga, Tennessee, we sold substantially all of the assets of our Honda dealership in Cleveland, Tennessee in March 1999 for approximately $1.7 million, net of repayment of floor plan liabilities. There was no material gain or loss as a result of the sale.

         Subsequent to March 31, 1999, we acquired 5 dealerships for approximately $16.0 million in cash and 2,532 shares of Class A convertible preferred stock, Series II, having a liquidation value of $1,000 per share. The cash portion of the purchase price was financed with a combination of cash borrowed under the Revolving Facility and cash generated from our existing operations. The acquisitions were accounted for using the purchase method of accounting. We may be required to pay additional amounts based on future pre-tax earnings of certain of the dealerships acquired. Any additional amounts paid will be accounted for as goodwill.

         We have signed definitive agreements to acquire 14 dealerships for a minimum of approximately $78.7 million in cash, 8,500 shares of Class A convertible preferred stock, Series II, 10,525 shares of Class A convertible preferred stock, Series III, each series of preferred stock having a liquidation value of $1,000 per share, and approximately $18.0 million worth of Class A common stock. The aggregate purchase price is subject to adjustment based on the actual net book value of the assets acquired. The cash portion of the purchase price will be paid with a combination of net proceeds from our recent public offering of Class A common stock, borrowings under the Revolving Facility and with cash generated from our existing operations. We may be required to pay additional amounts based on future pre-tax earnings of certain of these acquired dealerships. These acquisitions are expected to be consummated in the second and third quarters of 1999.

         Cash provided by financing activities of approximately $54.7 million in the first quarter of 1999 primarily reflects borrowings under the Revolving Facility used to finance acquisitions.

         The Revolving Facility currently has a borrowing limit of $100 million. Amounts outstanding under the Revolving Facility bear interest at a fluctuating per annum rate equal to 2.75% above the 1 month commercial finance paper rate as reported by the Federal Reserve Board (7.58% at March 31, 1999). The Revolving Facility will mature in March 2001, unless we request that such term be extended, at the option of Ford Motor Credit Company ("Ford Motor Credit"), for a number of additional one year terms to be negotiated by us and Ford Motor Credit. Amounts outstanding under the Revolving Facility as of March 31, 1999 total approximately $57.8 million and were used to finance acquisitions. On May 5, 1999, in connection with the public offering by Sonic of 6,067,230 shares of Class A common stock, all amounts outstanding under the Revolving Facility were repaid. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs not to exceed $10 million.

         We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered real estate and assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of

o    total debt to tangible base capital (as defined in the Revolving Facility),

o    current assets to current liabilities,

o earnings before interest, taxes, depreciation and amortization (EBITDA) and rent less capital expenditures to fixed charges,

o    EBITDA to interest expense,

o    EBITDA to total debt and

o the current lending commitment under the Revolving Facility to scaled assets (as defined in the Revolving Facility).

         In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic is in compliance with all restrictive covenants as of March 31, 1999.

         We currently have an aggregate principal balance of $125 million in our senior subordinated notes which mature on August 1, 2008 and bear interest at a stated rate of 11.0%. The notes are unsecured and are redeemable at our option after August 1, 2003. Interest payments are due semi-annually on August 1 and February 1 and commenced February 1, 1999. The notes are subordinated to all of our present and future senior indebtedness, including the Revolving Facility. Redemption prices during 12 month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter.

         The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions.

         We currently have a standardized floor plan credit facility with Ford Motor Credit for all our dealership subsidiaries (the "Floor Plan Facility"). As of March 31, 1999, there was an aggregate of $264.8 million outstanding under the Floor Plan Facility. The Floor Plan Facility at March 31, 1999 had an effective interest rate of prime less 1.1% (6.65% at March 31, 1999), subject to certain incentives and other adjustments. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balances are generally reduced by the manufacturer's purchase discounts, which are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

         The Floor Plan Facility includes an available credit line for the purchase of used vehicle inventory. Our general policy is to utilize used vehicle floor plan indebtedness only when purchasing large quantities of used vehicles in bulk. As of March 31, 1999, there was approximately $22.1 million available under our used vehicle credit line, of which approximately $18.6 million was unused.

         We make monthly interest payments on the amount financed under the Floor Plan Facility but are not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the relevant dealership subsidiary. The Floor Plan Facility contains a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel.

         We incurred a tax liability of approximately $7.1 million in connection with the change in our tax basis of accounting for inventory from the "last-in, first-out" method of inventory accounting (LIFO) to the "first-in, first-out" method of inventory accounting (FIFO), which is payable over a six-year period beginning in January 1998. In addition, we incurred additional tax liabilities in the amount of $1.9 million as a result of the change in inventory accounting from LIFO to FIFO at certain dealerships acquired in 1998, and $0.7 million as a result of the change in inventory accounting from LIFO to FIFO at certain dealerships acquired in 1999. These additional tax liabilities are payable over a four year period. As of March 31, 1999, the remaining cumulative balance of these tax liabilities was $5.8 million. We expect to pay such obligations with cash provided by operations.

         We believe that funds generated from our recent offering of Class A common stock, together with funds generated through future operations and availability of borrowings under our floor plan financing (or any replacements thereof) and other credit arrangements will be sufficient to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. We expect to fund any future acquisitions from future cash flow from operations, additional debt financing (including the Revolving Facility) or the issuance of Class A common stock, preferred stock or other convertible instruments.


SEASONALITY

         Our operations are subject to seasonal variations. The first quarter generally contributes less revenue and operating profits than the second, third and fourth quarters. Seasonality is principally caused by weather conditions and the timing of manufacturer incentive programs and model changeovers.


YEAR 2000 COMPLIANCE

GENERAL

         Due to the limited memory capacity of older computers, many computer systems and software applications in early years were programmed to store dates using six digit formats (e.g. mm/dd/yy) versus eight digit formats (e.g. mm/dd/yyyy). Under the six digit format, most computer systems and software applications are limited to recognizing dates within the 20th century only, causing computers to interpret the year "00" as the year "1900" rather than the year "2000." As we approach the beginning of year 2000, there is widespread concern that the inability of computer systems to recognize dates beyond the year 1999 will result in software errors and system failures that could be disruptive to ordinary business operations.

         We recognize the need to ensure that our operations will not be disrupted by Year 2000 ("Y2K") system failures either within our own computer systems or within the computer systems of our primary lenders and suppliers. Each of our dealerships has appointed a team comprised primarily of department managers that, using guides developed by the National Automobile Dealers Association (NADA), is responsible for assessing and resolving potential Y2K problems, and developing contingency plans to mitigate the impact of future problems on operations.

STATE OF READINESS

         INTERNAL DEALERSHIP SYSTEMS: Internal systems supporting the dealership's daily operations are comprised of four primary systems: (i) the Dealer Management System ("DMS") which supports the critical operations of the dealership including all vehicle sales, vehicle inventory, financing and insurance operations, service and parts operations, and accounting functions;
(ii) the Dealer Communication System ("DCS") which provides on-line communication with manufacturers necessary for ordering vehicles and parts inventory, submitting warranty claims, submitting dealership financial statements, receiving delivery reports, and receiving technical information used in service department operations; (iii) personal computer systems ("PC systems") used in providing information to and communicating with the parent company; and
(iv) "embedded systems" which use an electric processor or computer chip to control, monitor, or assist with the operation of equipment, machinery, and building management (e.g. building access, security and fire alarms, automotive diagnostic equipment).

         DEALER MANAGEMENT SYSTEM: The DMS systems used by our dealerships are obtained from one of four primary vendors, Reynolds & Reynolds, Infiniti Net, ADP, and UCS. Each of these vendors has developed upgrades to correct Y2K problems within the DMS systems, and we have completed the process of installing such upgrades to our systems. In addition, we have received written verification from each of these vendors that the DMS systems operating within dealerships currently owned by Sonic are Y2K certified. With respect to dealerships being acquired, dealerships using DMS systems which are not Y2K certified are being transferred to existing systems which are Y2K certified.

         DEALER COMMUNICATION SYSTEM: The DCS systems used in our dealerships are provided by the respective manufacturers with whom the dealerships communicate. As a result, the manufacturers have assumed responsibility for upgrading DCS systems to Y2K compliant systems. To date, approximately half of our dealerships have received written verification from their respective manufacturer that their DCS system is Y2K compliant. In addition, we have requested from each manufacturer that status reports be provided to both the dealership and parent company to inform us of remediation efforts at those dealerships that are not yet Y2K compliant, and when such remediation efforts are expected to be completed.

         PERSONAL COMPUTER SYSTEMS: Most PC systems currently operating in our dealerships were installed within the past year and were determined to be Y2K compliant at the time of installation. PC systems and local and wide area networks used to communicate with our dealerships were also recently installed and were Y2K certified upon purchase. As a precautionary measure, we have provided all dealerships with diskettes containing programs designed to test PC systems for Y2K capability. All PC systems not currently Y2K compliant will either be upgraded or replaced with systems that are Y2K compliant.

         EMBEDDED SYSTEMS: Embedded systems refer to systems that use some sort of electronic process or computer chip to track time and date information used in the operation of that system. For example, security systems, or heating, ventilation, and air-conditioning systems (HVAC) may be programmed to automatically be activated or deactivated at a certain time. If a security system is programmed to lock up a dealership on weekends, then some dealerships may be locked out on Thursday, January 6, 2000 because the computer interprets the date as Saturday, January 6, 1900. The dealerships are currently conducting an inventory of such systems, and will contact the manufacturer or supplier to test such systems and obtain verification of Y2K certification. This process has not yet been completed, though these systems are not considered critical and a disruption in these systems is not expected to significantly affect dealerships' daily operations.

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

CONTINGENCY PLANS

         We cannot state with certainty whether Y2K system failures either within our own internal systems or within the systems of third-parties with whom we are involved will have a material adverse impact on our results of operations. In order to mitigate the potential impact of any future Y2K problems, each of our dealerships is in the process of developing contingency plans which include the following:

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

         While we believe that we are taking appropriate steps to ensure we are adequately prepared to deal with Y2K problems as they arise, we cannot make assurances that Y2K problems will not have a material adverse affect on our results of operations or financial condition. In a most reasonably likely worst case scenario, Y2K problems may delay our ability to sell vehicles, provide financing and insurance to our customers, provide parts and repair service to our customers, complete acquisitions, or meet third-party obligations until Y2K problems can be resolved in the affected systems.

SIGNIFICANT MATERIALITY OF GOODWILL

         Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance at December 31, 1998 was $182.5 million and at March 31, 1999 was $236.9 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 31.3% and 126.4%, respectively, at December 31, 1998, and 33.3% and 129.7%, respectively, at March 31, 1999. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and these is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. Sonic's only financial instruments with market risk exposure are variable rate floor plan notes payable, Revolving Facility borrowings and other variable rate notes. As of March 31, 1999, the total outstanding balance of such instruments was approximately $338.9 million. A change of one percent in the interest rate would have caused a change in interest expense for the three months ended March 31, 1999 of approximately $0.8 million. In addition, a decrease or increase in interest rates would cause a respective increase or decrease in the present value of Sonic's fixed rate senior subordinated notes, which have a carrying value of $120.7 million at March 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On April 7, 1999, Sonic and its wholly-owned subsidiary, Capitol Chevrolet and Imports, Inc. ("Capitol Chevrolet"), entered into a Settlement Agreement and Release (the "Settlement Agreement") with Frank E. McGough, Jr. The Settlement Agreement settled a civil action filed by Mr. McGough against Sonic, Capitol Chevrolet and other defendants on March 1, 1999 in the Circuit Court of Montgomery County, Alabama in a matter styled "FRANK E. MCGOUGH V. SONIC AUTOMOTIVE, INC., CAPITOL CHEVROLET AND IMPORTS, INC., ET AL." This action arose in connection with Sonic's acquisition by merger of Capitol Chevrolet from Mr. McGough, who was its former stockholder, and involved a dispute regarding the closing balance sheet and consequent finalization of the merger consideration.

         Pursuant to the terms of the Settlement Agreement, Mr. McGough agreed to dismiss his complaint in the civil action, with prejudice, and to release and discharge Sonic and Capitol Chevrolet from any and all liabilities with respect to the merger agreement, with the exception of certain post-closing obligations of Sonic and Capitol Chevrolet agreed to among the parties. Sonic, Capitol Chevrolet and Mr. McGough also agreed as to the amount of the net book value to be reflected in the post-closing balance sheet and the amount of outstanding accounts among the parties to the merger. Sonic further agreed to release and discharge Mr. McGough from any and all liabilities with respect to the merger agreement, with the exception of certain post-closing obligations of Mr. McGough agreed to among the parties. The terms of the Settlement Agreement did not significantly alter the consideration due to Mr. McGough from Sonic in connection with the merger, and neither Sonic nor Mr. McGough admitted liability in this settlement.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The following sets forth certain information as to all equity securities sold by Sonic during the periods discussed that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). As to all such transactions, an exemption was claimed under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder ("Regulation D") as transactions not involving a public offering in view of sophistication of the purchasers, their access to material information about Sonic, the disclosures actually made to them by Sonic, the absence of any general solicitation or advertising, the status of the purchasers as "accredited investors" as that term is defined in Rule 501(a) of Regulation D and the filing by Sonic of the appropriate forms in connection therewith. All such private sales of Sonic's equity securities were made to the owners of assets associated with, or the capital stock of, automobile dealerships acquired by Sonic as a part of Sonic's dealership acquisition strategy.

         Sonic has privately issued its Class A convertible preferred stock (the "Preferred Stock") in dealership acquisition transactions. The Preferred Stock is divided into three series: the Series I Preferred Stock, the Series II Preferred Stock and the Series III Preferred Stock. Each share of Preferred Stock is convertible into shares of Class A common stock at the holder's option at specified conversion rates. After the second anniversary of the date of issuance, any shares of Preferred Stock which have not yet been converted are subject to mandatory conversion to Class A common stock at the option of Sonic. No fractional shares of Class A common stock will be issued upon conversion of any shares of Preferred Stock. Instead, Sonic will pay cash equal to the value of such fractional shares.

         Generally each share of Preferred Stock is convertible into that number of shares of Class A common stock that has an aggregate Market Price at the time of conversion equal to $1,000 (with certain adjustments for Series II and Series III Preferred Stock). "Market Price" is defined generally as the average closing price per share of the Class A common stock on the New York Stock Exchange for twenty trading days immediately preceding the date of determination. Before the first anniversary of the date of issuance of Preferred Stock, each holder of Preferred Stock is unable to convert without first giving Sonic ten business days' notice and an opportunity to redeem such Preferred Stock at the then applicable redemption price.

         Sonic has privately issued Preferred Stock in the following dealership acquisition transactions:

         On February 18, 1999, Sonic issued 15,013 shares of its Series III Preferred Stock to acquire the assets of Global Imports, Inc. with a value of approximately $8.1 million.

         On March 16, 1999, Sonic issued 19,087 shares of its Series III Preferred Stock to acquire the assets of Tom Williams Buick, Inc., Williams Cadillac, Inc., Tom Williams Auto, Inc. d/b/a Tom Williams Imports and Tom Williams Motors, Inc., and to acquire the outstanding capital stock of Williams Cadillac Company, Inc. via merger, with a value of approximately $20.7 million.

ITEM 6.  EXHIBITS

         (a)  Exhibits:

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

  4.3* Registration Rights Agreement dated as of June 30, 1998 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

10.1* Amendment dated March 2, 1999 to Amended and Restated Credit Agreement dated as of December 15, 1997 between Sonic, as borrower, and Ford Motor Credit Company, as lender (the "Amended Credit Agreement") (incorporated by reference to Exhibit 10.22 to Sonic's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K")).

10.2* Second Amended and Restated Promissory Note dated March 2, 1999 in the amount to $100 million by Sonic, as borrower, in favor of Ford Motor Credit Company, as lender under the Amended Credit Agreement (incorporate by reference to Exhibit 10.23 to the 1998 Form 10-K).

10.3* Amended and Restated Asset Purchase Agreement dated as of March 16, 1999 by and among Sonic, Tom Williams Buick, Inc., Williams Cadillac, Inc., Tom Williams Motors, Inc., Tom Williams Auto, Inc., Thomas P. Williams, Sr., Charles Clark Williams and Thomas P. Williams, Jr. (incorporated by reference to Exhibit 10.35 to the 1998 Form 10-K).

10.4* Agreement and Plan of Merger dated as of March 16, 1999 by and among Sonic, Williams Cadillac Company, Inc., Thomas P. Williams, Sr., Charles Clark Williams, Thomas P. Williams, Jr. and Catherine D. Ward (incorporated by reference to Exhibit 10.35a to the 1998 Form 10-K).

10.5* Amendment No. 1 and Supplement dated as of February 18, 1999 to Asset Purchase Agreement dated November 25, 1998 by and among Sonic, Global Imports, Inc. and William Morris Whitmire (incorporated by reference to
         Exhibit 10.36a to the 1998 Form 10-K).

10.6* Asset Purchase Agreement dated February 26, 1999 by and among Sonic, Lute Riley Motors, Inc. and L.S. Riley (incorporated by reference to
         Exhibit 10.37 to the 1998 Form 10-K).

  27 Financial data schedule for the three month period ended March 31, 1999 (filed electronically).


(b) Reports on Form 8-K.

         We have not filed any reports on Form 8-K during the quarter for which this report is filed.


* Filed Previously

        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SONIC AUTOMOTIVE, INC.


Date: May 17, 1999                By:  /s/ O. Bruton Smith
------------------                   ----------------------------------------
                                             O. Bruton Smith
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: May 17, 1999                By:  /s/ Theodore M. Wright
------------------                    --------------------------------------
                                             Theodore M. Wright
                                     VICE PRESIDENT-FINANCE, CHIEF FINANCIAL
                                     OFFICER, TREASURER AND SECRETARY
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                             SONIC AUTOMOTIVE, INC.
                      FOR THE QUARTER ENDED March 31, 1999

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS

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

  4.3* Registration Rights Agreement dated as of June 30, 1998 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to
                 Exhibit 4.2 to the Form S-1).

10.1* Amendment dated March 2, 1999 to Amended and Restated Credit Agreement dated as of December 15, 1997 between Sonic, as borrower, and Ford Motor Credit Company, as lender (the "Amended Credit Agreement") (incorporated by reference to
                  Exhibit 10.22 to Sonic's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K")).

10.2* Second Amended and Restated Promissory Note dated March 2, 1999 in the amount to $100 million by Sonic, as borrower, in favor of Ford Motor Credit Company, as lender under the Amended Credit Agreement (incorporate by reference to Exhibit
                  10.23 to the 1998 Form 10-K).

10.3* Amended and Restated Asset Purchase Agreement dated as of March 16, 1999 by and among Sonic, Tom Williams Buick, Inc., Williams Cadillac, Inc., Tom Williams Motors, Inc., Tom Williams Auto, Inc., Thomas P. Williams, Sr., Charles Clark Williams and Thomas P. Williams, Jr. (incorporated by reference to Exhibit 10.35 to the 1998 Form 10-K).

  10.4* Agreement and Plan of Merger dated as of March 16, 1999 by and among Sonic, Williams Cadillac Company, Inc., Thomas P. Williams, Sr., Charles Clark Williams, Thomas P. Williams, Jr. and Catherine D. Ward (incorporated by reference to Exhibit 10.35a to the 1998 Form 10-K).

  10.5* Amendment No. 1 and Supplement dated as of February 18, 1999 to Asset Purchase Agreement dated November 25, 1998 by and among Sonic, Global Imports, Inc. and William Morris Whitmire (incorporated by reference to Exhibit 10.36a to the 1998 Form 10-K).

10.6* Asset Purchase Agreement dated February 26, 1999 by and among Sonic, Lute Riley Motors, Inc. and L.S. Riley (incorporated by reference to Exhibit 10.37 to the 1998 Form 10-K).

  27 Financial data schedule for the three month period ended March 31, 1999 (filed electronically).

     * Filed Previously