Form 10-Q
period 1999-06-30
SONIC AUTOMOTIVE INC
filed 1999-08-16
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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

Yes  X   No

As of August 13, 1999, there were 23,446,847 shares of Class A Common Stock and 12,300,000 shares of Class B Common Stock outstanding.

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

                  Consolidated  Statements of Income -
                                Three-month periods ended
                                June 30, 1998 and June 30, 1999

                  Consolidated  Statements of Income -
                                Six-month periods ended
                                June 30, 1998 and June 30, 1999

                  Consolidated Balance Sheets -
                                December 31, 1998 and June 30, 1999

                  Consolidated Statement of Stockholders' Equity -
                                Six-month period ended June 30, 1999

                  Consolidated  Statements of Cash Flows -
                                Six-month periods ended June 30, 1998
                                and June 30, 1999

          Notes to Unaudited Consolidated Financial Statements


ITEM 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                         15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                          22


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                                                           22

ITEM 4.  Submission of Matters to a Vote of Security Holders                                                 23

ITEM 6.  Exhibits and Reports on Form 10-Q                                                                   24

SIGNATURES                                                                                                   25

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     1998              1999
                                                                                 --------------   ---------------
REVENUES:
     Vehicle sales                                                                   $ 339,531         $ 632,154
     Parts, service and collision repair                                                39,175            74,401
     Finance and insurance (Note 1)                                                      7,426            16,975
                                                                                 --------------   ---------------
          Total revenues                                                               386,132           723,530
COST OF SALES (Note 1)                                                                 337,868           629,269
                                                                                 --------------   ---------------
GROSS PROFIT                                                                            48,264            94,261
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            34,475            67,429
DEPRECIATION AND AMORTIZATION                                                            1,010             2,244
                                                                                 --------------   ---------------
OPERATING INCOME                                                                        12,779            24,588
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                                                        3,679             4,926
     Interest expense, other                                                             1,677             3,748
     Other income                                                                            7               316
                                                                                 --------------   ---------------
          Total other expense                                                            5,349             8,358
                                                                                 --------------   ---------------
INCOME BEFORE INCOME TAXES                                                               7,430            16,230
PROVISION FOR INCOME TAXES                                                               2,762             6,129
                                                                                 --------------   ---------------
NET INCOME                                                                             $ 4,668          $ 10,101
                                                                                 ==============   ===============

BASIC EARNINGS PER SHARE (Note 6)                                                       $ 0.21            $ 0.34
                                                                                 ==============   ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                           22,555            30,095
                                                                                 ==============   ===============

DILUTED EARNINGS PER SHARE (Note 6)                                                     $ 0.20            $ 0.30
                                                                                 ==============   ===============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                                                          23,717            34,088
                                                                                 ==============   ===============

           See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     1998              1999
                                                                                 --------------   ---------------
REVENUES:
     Vehicle sales                                                                   $ 569,110       $ 1,153,421
     Parts, service and collision repair                                                68,311           134,026
     Finance and insurance (Note 1)                                                     12,690            29,535
                                                                                 --------------   ---------------
          Total revenues                                                               650,111         1,316,982
COST OF SALES (Note 1)                                                                 567,689         1,144,646
                                                                                 --------------   ---------------
GROSS PROFIT                                                                            82,422           172,336
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            60,392           124,643
DEPRECIATION AND AMORTIZATION                                                            1,825             4,151
                                                                                 --------------   ---------------
OPERATING INCOME                                                                        20,205            43,542
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                                                        6,555             9,397
     Interest expense, other                                                             2,761             7,391
     Other income                                                                           15               324
                                                                                 --------------   ---------------
          Total other expense                                                            9,301            16,464
                                                                                 --------------   ---------------
INCOME BEFORE INCOME TAXES                                                              10,904            27,078
PROVISION FOR INCOME TAXES                                                               4,100            10,290
                                                                                 --------------   ---------------
NET INCOME                                                                             $ 6,804          $ 16,788
                                                                                 ==============   ===============

BASIC EARNINGS PER SHARE (Note 6)                                                       $ 0.30            $ 0.62
                                                                                 ==============   ===============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                           22,527            27,259
                                                                                 ==============   ===============

DILUTED EARNINGS PER SHARE (Note 6)                                                     $ 0.29            $ 0.54
                                                                                 ==============   ===============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                                                          23,274            31,044
                                                                                 ==============   ===============

           See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         JUNE 30,
                                                                                     DECEMBER 31,          1999
                                                                                         1998          (UNAUDITED)
                                                                                    ---------------   ---------------
                                                                                             (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $ 51,834          $ 60,526
     Receivables (net of allowance for doubtful accounts of $700,000 and $1,104,000 at December 31, 1998 and June 30, 1999,
          respectively)                                                                     39,902            48,232
     Inventories (Note 3)                                                                  264,971           368,197
     Deferred income taxes                                                                   1,702             1,702
     Due from affiliates (Note 5)                                                            1,471             5,119
     Other current assets                                                                    4,961             4,948
                                                                                    ---------------   ---------------
          Total current assets                                                             364,841           488,724
PROPERTY AND EQUIPMENT, NET                                                                 26,250            36,019
GOODWILL, NET (Notes 1 and 2)                                                              180,081           258,509
OTHER ASSETS                                                                                 4,931             5,950
                                                                                    ---------------   ---------------
TOTAL  ASSETS                                                                            $ 576,103         $ 789,202
                                                                                    ===============   ===============


           See notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  JUNE 30,
                                                                                DECEMBER 31,        1999
                                                                                  1998          (UNAUDITED)
                                                                              --------------   ---------------
                                                                                      (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - floor plan                                                   $ 228,158         $ 303,965
     Trade accounts payable                                                          14,994            17,922
     Accrued interest                                                                 7,058             7,702
     Other accrued liabilities                                                       27,763            30,048
     Payable to affiliates (Note 5)                                                     628               572
     Payable for acquisitions                                                         2,385               275
     Current maturities of long-term debt                                             4,700               604
                                                                              --------------   ---------------
          Total current liabilities                                                 285,686           361,088
LONG-TERM DEBT (Note 4)                                                             131,337           123,437
PAYABLE FOR ACQUISITIONS                                                                275               275
PAYABLE TO THE COMPANY'S CHAIRMAN (Note 5)                                            5,500             5,500
PAYABLE TO AFFILIATES (Note 5)                                                        3,625             3,400
DEFERRED INCOME TAXES                                                                 4,066             5,660
INCOME TAX PAYABLE                                                                    3,185             3,104
COMMITMENTS AND CONTINGENCIES  (Note 7)
STOCKHOLDERS' EQUITY (Note 6):
     Preferred Stock, $.10 par, 3.0 million shares authorized;
          300,000 shares designated as Class A Convertible Preferred
          Stock, liquidation preference $1,000 per share, of which
          22,179 shares are issued and outstanding at December 31, 1998
          and 22,830 shares are issued and outstanding at June 30, 1999              20,431            20,991
     Class A Common Stock, $.01 par, 100.0 million shares authorized;
          11,959,274 shares issued and outstanding at December 31, 1998
          and  21,565,585 shares issued and outstanding at June 30, 1999                120               216
     Class B Common Stock, $.01 par (convertible into Class A Common Stock),
          30.0 million shares authorized; 12,400,000 shares issued and outstanding at December 31, 1998 and 12,300,000 shares issued
          and outstanding at June 30, 1999                                              124               123
     Paid-in capital                                                                 87,011           213,877
     Retained earnings                                                               34,743            51,531
                                                                              --------------   ---------------
          Total stockholders' equity                                                142,429           286,738
                                                                              --------------   ---------------
TOTAL LIABILITIES  AND STOCKHOLDERS'  EQUITY                                      $ 576,103         $ 789,202
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

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                              PREFERRED                   CLASS A                  CLASS B
                                                STOCK                   COMMON STOCK             COMMON STOCK           PAID-IN
                                      SHARES          AMOUNT         SHARES      AMOUNT       SHARES      AMOUNT        CAPITAL
                                     ----------   ---------------  -----------  ----------  -----------  ----------   -------------
BALANCE AT
     DECEMBER 31, 1998                      22          $ 20,431       11,959       $ 120       12,400       $ 124        $ 87,011
     Issuance of Preferred
          Stock (Note 2)                    44            38,849            -           -            -           -               -
     Issuance of Common
          Stock (Note 2)                     -                 -        6,243          62            -           -          87,474
     Shares awarded under stock
          compensation plans                  -                -          161           2            -           -           1,134
     Conversion of Preferred
          Stock                             (44)          (38,289)      3,103          31            -           -          38,258
     Conversion of Class B
          Common Stock                        -                 -         100           1         (100)         (1)              -
     Net income                               -                 -           -           -            -           -               -
BALANCE AT
                                     ----------   ---------------  -----------  ----------  -----------  ----------   -------------
     JUNE 30,1999                           22          $ 20,991       21,566       $ 216       12,300       $ 123        $213,877
                                     ==========   ===============  ===========  ==========  ===========  ==========   =============

                                                               TOTAL
                                           RETAINED        STOCKHOLDERS'
                                           EARNINGS            EQUITY
                                         -------------    ----------------
BALANCE AT
     DECEMBER 31, 1998                       $ 34,743           $ 142,429
     Issuance of Preferred
          Stock (Note 2)                            -              38,849
     Issuance of Common
          Stock (Note 2)                            -              87,536
     Shares awarded under stock
          compensation plans                        -               1,136
     Conversion of Preferred
          Stock                                     -                   -
     Conversion of Class B
          Common Stock                              -                   -
     Net income                                16,788              16,788
BALANCE AT
                                         -------------    ----------------
     JUNE 30,1999                            $ 51,531           $ 286,738
                                         =============    ================



           See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          1998               1999
                                                                                     ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $ 6,804          $ 16,788
     Adjustments to reconcile net income to net cash used in
          operating activities:
          Depreciation and amortization                                                        1,851             4,151
          Amortization of discount on senior notes                                                 -               127
          Loss on disposal of property and equipment                                             104                52
          Changes in assets and liabilities that relate to operations:
               Receivables                                                                    (8,493)           (5,860)
               Inventories                                                                    29,384           (13,588)
               Other assets                                                                   (1,245)           (1,686)
               Accounts payable and other current liabilities                                    458              (614)
                                                                                     ----------------   ---------------
                    Total adjustments                                                         22,059           (17,418)
                                                                                     ----------------   ---------------
          Net cash provided by (used in) operating activities                                 28,863              (630)
                                                                                     ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                                             (7,808)          (77,199)
     Purchases of property and equipment                                                      (1,261)           (8,813)
     Proceeds from sales of property and equipment (Note 5)                                        -            10,596
                                                                                     ----------------   ---------------
          Net cash used in investing activities                                               (9,069)          (75,416)
                                                                                     ----------------   ---------------
CASH  FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds of notes payable - floor plan                                   (25,867)           16,451
     Proceeds from long-term debt                                                             23,688            71,138
     Payments on long-term debt                                                               (8,645)          (85,344)
     Public offering of common stock                                                               -            85,286
     Issuance of shares under stock compensation plans                                           224             1,136
     Advances to affiliated companies                                                           (270)           (3,929)
                                                                                     ----------------   ---------------
          Net cash (used in) provided by financing activities                                (10,870)           84,738
                                                                                     ----------------   ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      8,924             8,692
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                18,304            51,834
                                                                                     ----------------   ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 27,228          $ 60,526
                                                                                     ================   ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Preferred Stock issued for acquisitions (Note 2)                                       $ 11,763          $ 34,961
     Common Stock issued for acquisitions (Note 2)                                          $      -          $  2,250


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


                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying unaudited financial information for the three and six months ended June 30, 1998 and 1999 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. and its subsidiaries (collectively, "Sonic") for the year ended December 31, 1998.

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

         Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Estimated commission expense charged to cost of sales was approximately $1.3 million and $2.9 million for the three months ended June 30, 1998 and June 30, 1999, respectively, and approximately $2.2 million and $5.2 million for the six months ended June 30, 1998 and June 30, 1999, respectively.

         RECLASSIFICATION - Certain balances reported in 1998 have been reclassified to conform with current period presentation.

         GOODWILL - Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance at December 31, 1998 was $182.5 million and at June 30, 1999 was $265.3 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 31.3% and 126.4%, respectively, at December 31, 1998, and 32.8% and 90.2%, respectively, at June 30, 1999. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. BUSINESS ACQUISITIONS

PENDING ACQUISITIONS

         Sonic has signed definitive agreements to acquire 13 dealerships for an estimated $55.2 million in cash and approximately $11.2 million of Class A common stock. The aggregate purchase price is subject to adjustment based on the actual net book value of the assets acquired. The cash portion of the purchase price will be paid with a combination of borrowings under Sonic's $150 million acquisition line of credit with Ford Motor Credit Company (the "Revolving Facility") and with cash generated from Sonic's existing operations.

ACQUISITIONS COMPLETED SUBSEQUENT TO JUNE 30, 1999 (THROUGH AUGUST 13, 1999):

         Subsequent to June 30, 1999, Sonic acquired 9 dealerships for approximately $65.8 million in cash, 11,683 shares of Sonic's Class A Convertible preferred stock, Series III, having a liquidation value of $1,000 per share, and 1,398,902 shares of Sonic's Class A common stock having an estimated fair value at the time of issuance of approximately $20.0 million. The cash portion of the purchase price was financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting.

ACQUISITIONS COMPLETED DURING THE SIX MONTHS ENDED JUNE 30, 1999:

         During the first six months of 1999, Sonic acquired 17 dealerships for approximately $84.5 million in cash, 6,282 shares of Sonic's Class A Convertible preferred stock, Series II, having an estimated fair value at the time of issuance of approximately $6.1 million, 34,100 shares of Sonic's Class A Convertible preferred stock, Series III, having an estimated fair value at the time of issuance of approximately $28.9 million, and 176,030 shares of Sonic's Class A common stock having an estimated fair value at the time of issuance of approximately $2.2 million. The cash portion of the purchase price was financed with a combination of a portion of the net proceeds from Sonic's recent public offering of Class A common stock, cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates. The aggregate purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. The purchase price and corresponding goodwill may ultimately be different than amounts recorded depending on the actual fair value of tangible net assets acquired.


 Working capital                                $ 33,678
 Property and equipment                            9,308
 Goodwill                                         81,309
 Non-current liabilites assumed                   (2,603)
                                          ---------------
 Total purchase price                          $ 121,692
                                          ===============

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

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. BUSINESS ACQUISITIONS - CONTINUED

                                            THREE MONTHS ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
                                           ------------------------------                      ------------------------------------
                                             1998                  1999                            1998                     1999
                                           ---------            ---------                      -----------              -----------
 Total revenues                            $ 719,847            $ 753,933                      $ 1,346,289              $ 1,436,399
 Gross profit                               $ 89,654             $ 98,013                        $ 166,369                $ 187,755
 Net Income                                  $ 6,679             $ 11,500                          $ 9,351                 $ 20,898
 Diluted income per share                     $ 0.18               $ 0.31                           $ 0.26                   $ 0.55


3. INVENTORIES

         Inventories consist of the following:



                                     DECEMBER 31,           JUNE 30,
                                        1998                  1999
                                 --------------------  -------------------
 New vehicles                              $ 190,139            $ 264,336
 Used vehicles                                47,033               65,346
 Parts and accessories                        16,012               27,026
 Other                                        11,787               11,489
                                 --------------------  -------------------
 Total                                     $ 264,971            $ 368,197
                                 ====================  ===================



4. LONG-TERM DEBT

MORTGAGES:

         In January 1999, in connection with the sale of real estate at two of its dealership subsidiaries to MMR Holdings, LLC, a limited liability company owned by Bruton Smith, Sonic's Chairman and Chief Executive Officer, and Sonic Financial Corporation ("SFC"), Sonic repaid all amounts outstanding under mortgages encumbering such property.

REVOLVING FACILITY:

         Sonic's Revolving Facility currently has a borrowing limit of $150 million. Amounts outstanding under the Revolving Facility bear interest at a fluctuating per annum rate equal to 2.75% above the 1 month commercial finance paper rate as reported by the Federal Reserve Board (7.56% at June 30, 1999). The Revolving Facility will mature in March 2001, unless Sonic requests that such term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. On May 5, 1999, in connection with the public offering by Sonic of 6,067,230 shares of Class A common stock, all amounts outstanding under the Revolving Facility were repaid. As of June 30, 1999, there was no outstanding balance under the Revolving Facility. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of Sonic not to exceed $10 million.


5. RELATED PARTIES

THE SMITH GUARANTIES, PLEDGES AND SUBORDINATED LOAN:

         In December 1997, Mr. Smith was required by Ford Motor Credit Company ("Ford Motor Credit") to lend $5.5 million (the "Subordinated Smith Loan") to Sonic to increase Sonic's capitalization. Ford Motor Credit required the Subordinated Smith Loan as a condition to increasing the Revolving Facility borrowing limit because the net offering proceeds from Sonic's November 1997 initial public offering were significantly less than expected by Sonic and Ford Motor Credit. The Subordinated Smith Loan bears interest at Bank of America's announced prime rate plus 0.5% and matures on November 30, 2000. All amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid after all amounts owed by Sonic under the Revolving Facility, Sonic's floor plan financing facility with Ford Motor Credit and Sonic's senior subordinated notes are paid.

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

DEALERSHIP LEASES:

         In January 1999, Sonic sold to MMR Holdings, L.L.C., a limited liability company currently owned by Bruton Smith and SFC, the real estate at two of its dealership subsidiaries for an aggregate purchase price of approximately $10.6 million and entered into an agreement with MMR Holdings, L.L.C. to lease back the real estate over a term of ten years. Sonic realized a gain on the sale of approximately $3.8 million which was deferred and is currently being amortized against the rent expense over the term of the lease.

         On August 13, 1999, CAR MMR L.L.C., an affiliate of Capital Automotive REIT which is not affiliated with Sonic, acquired all of the ownership interests of MMR Holdings, L.L.C., and two of its affiliates, MMR Viking Investment Associates, L.P. and MMR Tennessee, L.L.C (collectively, the "MMR Group). As of that date, Sonic leased 48 properties for 38 of its dealerships from the MMR Group under "triple net leases" which required Sonic to pay all costs of operating the properties, as well as all taxes, utilities, insurance, repairs, maintenance and other property related expenses. Sonic has entered into new leases with CAR MMR L.L.C. with terms similar to those under Sonic's former leases with the MMR Group. These leases generally provide Sonic with options to renew the lease for two additional five year terms after the expiration of the initial lease term. Sonic has agreed to renew approximately 75% of its lease rental stream for an additional five year period after the expiration of the initial lease terms. In connection with the acquisition, Sonic, MMR Holdings and Mar Mar Realty Trust, an affiliate of the MMR Group, terminated the strategic alliance agreement whereby Mar Mar Realty Trust had provided Sonic with real estate financing, acquisition referral and related services.

         In connection with the above transaction, CAR MMR L.L.C. has agreed to provide Sonic with up to $75 million in real estate financing through December 31, 1999.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5. RELATED PARTIES - CONTINUED

OTHER RELATED PARTY TRANSACTIONS:

o Sonic had amounts receivable from affiliates of $1.5 million and $5.1 million at December 31, 1998 and June 30, 1999, respectively. Of the $5.1 million balance at June 30, 1999, approximately $3.5 million represents cash paid for real estate purchased in connection with one of its dealership acquisitions. The real estate was subsequently sold for the same amount to MMR Holdings prior to the acquisition of MMR Holdings by CAR MMR L.L.C. and is currently being leased from CAR MMR L.L.C. The remaining balances at December 31, 1998 and June 30, 1999 primarily represent advances made by Sonic to SFC and Mar Mar Realty Trust. The amounts receivable from affiliates are non-interest bearing and are classified as current based on the expected repayment dates.

o As part of the purchase price in connection with Sonic's acquisition of the Bowers Automotive Group in November 1997, Sonic issued its promissory note in the principal amount of $4.0 million in favor of Nelson Bowers (the "Bowers Acquisition Note"). The Bowers Acquisition Note is payable in 28 equal quarterly installments and bears interest at the prime rate less 0.5%. The balance outstanding under this note at June 30, 1999 was $3.1 million, the current portion of which was $572,000.

o Town and Country Toyota has an amount payable to Bruton Smith in the amount of $0.7 million at December 31, 1998 and June 30, 1999. This loan bears interest at 8.75% per annum and is classified as non-current based on the expected repayment date.

6. CAPITAL STRUCTURE AND PER SHARE DATA

         PUBLIC OFFERING OF COMMON STOCK - Sonic completed a public offering of 8,500,000 shares of its Class A common stock on May 5, 1999 at a price of $14.9375 per share. Of the 8,500,000 shares sold in the offering, 6,067,230 shares were sold by Sonic and 2,432,770 shares were sold by certain stockholders of Sonic. Of the $86.1 million in net proceeds to Sonic from the public offering, approximately $75.5 million was used to repay the outstanding balance under the Revolving Facility. The remaining net proceeds were used to finance acquisitions which closed in the second quarter of 1999.

         INCREASE TO AUTHORIZED SHARES OF COMMON STOCK - At the annual meeting of stockholders held on June 8, 1999, Sonic's stockholders approved an amendment to Sonic's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A common stock authorized to be issued thereunder from 50 million to 100 million, and to increase the number of shares of Class B common stock authorized to be issued thereunder from 15 million to 30 million.

         PER SHARE DATA - The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on EPS.


                                                   For the six months ended
                                                        June 30, 1998
                                       ------------------------------------------------
                                                                           Per-Share
                                          Income           Shares           Amount
                                       --------------  ---------------  ---------------
                                               (DOLLARS AND SHARES IN THOUSANDS
                                                   EXCEPT PER SHARE AMOUNTS)

 BASIC EPS                                   $ 6,804           22,527           $ 0.30
                                                                        ===============

 EFFECT OF DILUTIVE SECURITIES
      Stock compensation plans                     -              404
      Warrants                                     -               19
      Convertible Preferred Stock                  -              324
                                       --------------  ---------------

 DILUTED EPS                                 $ 6,804           23,274           $ 0.29
                                       ==============  ===============  ===============




                                                     For the six months ended
                                                          June 30, 1999
                                          -----------------------------------------------
                                                                              Per-Share
                                              Income           Shares           Amount
                                          ---------------  ---------------   ------------
                                               (DOLLARS AND SHARES IN THOUSANDS
                                                   EXCEPT PER SHARE AMOUNTS)

 BASIC EPS                                      $ 16,788           27,259         $ 0.62
                                                                             ============

 EFFECT OF DILUTIVE SECURITIES
      Stock compensation plans                         -            1,289
      Warrants                                         -              100
      Convertible Preferred Stock                      -            2,396
                                          ---------------  ---------------

 DILUTED EPS                                    $ 16,788           31,044         $ 0.54
                                          ===============  ===============   ============


                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6. CAPITAL STRUCTURE AND PER SHARE DATA - CONTINUED



                                                          For the three months ended
                                                                June 30, 1998
                                               ------------------------------------------------
                                                                                   Per-Share
                                                  Income           Shares           Amount
                                               --------------  ---------------  ---------------
                                                      (DOLLARS AND SHARES IN THOUSANDS
                                                          EXCEPT PER SHARE AMOUNTS)
 BASIC EPS                                           $ 4,668           22,555           $ 0.21
                                                                                ===============

 EFFECT OF DILUTIVE SECURITIES
      Stock compensation plans                             -              546
      Warrants                                             -               26
      Convertible Preferred Stock                          -              590
                                               --------------  ---------------

 DILUTED EPS                                         $ 4,668           23,717           $ 0.20
                                               ==============  ===============  ===============




                                                             For the three months ended
                                                                   June 30, 1999
                                                   -----------------------------------------------
                                                                                       Per-Share
                                                       Income           Shares           Amount
                                                   ---------------  ---------------   ------------
                                                         (DOLLARS AND SHARES IN THOUSANDS
                                                             EXCEPT PER SHARE AMOUNTS)
 BASIC EPS                                               $ 10,101           30,095         $ 0.34
                                                                                      ============

 EFFECT OF DILUTIVE SECURITIES
      Stock compensation plans                                  -            1,120
      Warrants                                                  -               90
      Convertible Preferred Stock                               -            2,783
                                                   ---------------  ---------------

 DILUTED EPS                                             $ 10,101           34,088         $ 0.30
                                                   ===============  ===============   ============



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

RESULTS OF OPERATIONS

         The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in Sonic's statements of income.


                                   Percentage of Total Revenues for      Percentage of Total Revenues for
                                        Three Months Ended                       Six Months Ended
                                             June 30,                                 June 30,
                                         1998      1999                            1998      1999
                                        ------    ------                          ------    ------
Revenues:
New vehicle sales ..................      60.4%    58.2%                            59.4%    58.3%
Used vehicle sales .................      27.6%    29.2%                            28.1%    29.3%
Parts, service, and collision repair      10.1%    10.3%                            10.5%    10.2%
Finance and insurance ..............       1.9%     2.3%                             2.0%     2.2%
                                        ------    ------                          ------    ------
Total revenues .....................     100.0%   100.0%                           100.0%   100.0%
Cost of sales ......................      87.5%    87.0%                            87.3%    86.9%
                                        ------    ------                          ------    ------
Gross profit .......................      12.5%    13.0%                            12.7%    13.1%
Selling, general, and administrative       9.2%     9.6%                             9.6%     9.8%
                                        ------    ------                          ------    ------
Operating income ...................       3.3%     3.4%                             3.1%     3.3%
Interest expense ...................       1.4%     1.2%                             1.4%     1.3%
                                        ------    ------                          ------    ------
Income before income taxes .........       1.9%     2.2%                             1.7%     2.0%
                                        ======    ======                          ======    ======


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE  30, 1998

         REVENUES. Revenues grew in each of our primary revenue areas for the first six months of 1999 as compared with the first six months of 1998, causing total revenues to increase 103% to $1.3 billion. New vehicle sales revenue increased 99% to $767.8 million in the first six months of 1999, compared with $386.2 million in the first six months of 1998. The increase was due primarily to an increase in new vehicle unit sales of 91% to 31,731, as compared with 16,601 in the first six months of 1998 resulting from 13,753 additional units contributed by acquisitions. The remainder of the increase was due to a 4.0% increase in the average selling price of new vehicles as well as an increase in new vehicle revenues from stores owned for longer than one year of 16.5% in the first six months of 1999 over the first six months of 1998.

         Used vehicle revenues from retail sales increased 112% to $285.2 million in the first six months of 1999 from $134.7 million in the first six months of 1998. The increase was primarily due to an increase in used vehicle unit sales of 109% to 20,294, as compared with 9,719 in the first six months of 1998, resulting from additional unit sales contributed by acquisitions. The remainder of the increase was due to a 1.4% increase in the average selling price of used vehicles as well as an increase in used vehicle revenues from stores owned for longer than one year of 16.4% in the first six months of 1999 over the first six months of 1998.

         Parts, service and collision repair revenue increased 96% to $134.0 million in the first six months of 1999 compared to $68.3 million in the first six months of 1998, principally due to our acquisitions. Finance and insurance revenue increased $16.8 million, or 133%, principally due to vehicle sales and related financing contributed by our acquisitions, as well as a 17.7% improvement in finance and insurance revenues per vehicle resulting from newly implemented programs designed to improve training and development of finance and insurance sales people.

         GROSS PROFIT. Gross profit increased 109% to $172.3 million in the first six months of 1999 from $82.4 million in the first six months of 1998 principally due to increases in revenues contributed by dealerships acquired. Gross profit as a percentage of sales increased to 13.1% from 12.7% due primarily to an increase in revenues of higher margin used vehicles and finance and insurance products. Used vehicle revenues as a percentage of total revenues increased from 28.1% in the first six months of 1998 to 29.3% in the first six months of 1999. Finance and insurance revenues as a percentage of total revenues increased from 2.0% in the first six months of 1998 to 2.2% in the first six months of 1999. In addition, gross margins of used vehicles improved from 10.3% to 11.1% resulting from efforts made to improve management and marketing of used vehicle inventories.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding depreciation and amortization, increased 106% to $124.6 million in the first six months of 1999 from $60.4 million in the first six months of 1998 resulting principally from acquisitions. Such expenses as a percentage of revenues increased to 9.5% from 9.3% resulting from two primary factors. First, because compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues from 5.7% in the first six months of 1998 to 5.9% in the first six months of 1999. Second, an adjustment in monthly lease rates to fair market rates at certain dealerships acquired during the period resulted in an increase in rent expense as a percentage of total revenues from 0.6% in the first six months of 1998 to 0.8% in the first six months of 1999.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased 127% to $4.2 million in the first six months of 1999 from $1.8 million in the first six months of 1998, resulting principally from additional goodwill amortization expense associated with our acquisitions.

         INTEREST EXPENSE, FLOOR PLAN. Interest expense, floor plan increased 43% to $9.4 million in the first six months of 1999 from $6.6 million in the first six months of 1998, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest decreased from 1.0% in the first six months of 1998 to 0.7% in the first six months of 1999 due to decreased interest rates under our floor plan financing arrangement, as well as improvement in inventory turnover rates.

         INTEREST EXPENSE, OTHER. Interest expense, other increased to $7.4 million in the first six months of 1999 from $2.8 million in the first six months of 1998 due primarily to interest incurred on our senior subordinated notes issued on July 31, 1998.

         NET INCOME. As a result of the factors noted above, our net income increased by $10.0 million in the first six months of 1999 compared to the first six months of 1998.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE  30, 1998

         REVENUES. Revenues grew in each of our primary revenue areas for the second quarter of 1999 as compared with the second quarter of 1998, causing total revenues to increase 87% to $723.5 million. New vehicle sales revenue increased 80% to $420.8 million in the second quarter of 1999, compared with $233.1 million in the second quarter of 1998. The increase was due primarily to an increase in new vehicle unit sales of 75% to 17,449, as compared with 9,984 in the second quarter of 1998 resulting from 7,536 additional units contributed by acquisitions. The remainder of the increase was due to a 3.3% increase in the average selling price of new vehicles as well as an increase in new vehicle revenues from stores owned for longer than one year of 8.2% in the second quarter of 1999 over the second quarter of 1998.

         Used vehicle revenues from retail sales increased 102% to $155.3 million in the second quarter of 1999 from $76.9 million in the second quarter of 1998. The increase was primarily due to an increase in used vehicle unit sales of 102% to 10,886, as compared with 5,386 in the second quarter of 1998, resulting from additional unit sales contributed by acquisitions. The remainder of the increase was due to an increase in used vehicle revenues from stores owned for longer than one year of 17.9% in the second quarter of 1999 over the second quarter of 1998.

         Parts, service and collision repair revenue increased 90% to $74.4 million in the second quarter of 1999 compared to $39.2 million in the second quarter of 1998, principally due to our acquisitions. Finance and insurance revenue increased $9.5 million, or 129%, principally due to vehicle sales and related financing contributed by our acquisitions, as well as a 24.0% improvement in finance and insurance revenues per vehicle resulting from newly implemented programs designed to improve training and development of finance and insurance sales people.

         GROSS PROFIT. Gross profit increased 95% to $94.3 million in the second quarter of 1999 from $48.3 million in the second quarter of 1998 principally due to increases in revenues contributed by dealerships acquired. Gross profit as a percentage of sales increased to 13.0% from 12.5% due primarily to an increase in revenues of higher margin used vehicles and finance and insurance products. Used vehicle revenues as a percentage of total revenues increased from 27.6% in the second quarter of 1998 to 29.2% in the second quarter of 1999. Finance and insurance revenues increased from 1.9% in the second quarter of 1998 to 2.3% in the second quarter of 1999. In addition, gross margins of used vehicles improved from 10.5% to 11.3% resulting from efforts made to improve management and marketing of used vehicle inventories.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding depreciation and amortization, increased 96% to $67.4 million in the second quarter of 1999 from $34.5 million in the second quarter of 1998 resulting principally from the expenses of dealerships acquired. Such expenses as a percentage of revenues increased to 9.3% from 8.9% resulting from two primary factors. First, because compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues from 5.6% in the second quarter of 1998 to 5.8% in the second quarter of 1999. Second, an adjustment in monthly lease rates to fair market rates at certain dealerships acquired during the period resulted in an increase in rent expense as a percentage of total revenues from 0.6% in the second quarter of 1998 to 0.8% in the second quarter of 1999.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased 122% to $2.2 million in the second quarter of 1999 from $1.0 million in the second quarter of 1998, resulting principally from additional goodwill amortization expense associated with our acquisitions.

         INTEREST EXPENSE, FLOOR PLAN. Interest expense, floor plan increased 34% to $4.9 million in the second quarter of 1999 from $3.7 million in the second quarter of 1998, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest decreased from 1.0% in the second quarter of 1998 to 0.7% in the second quarter of 1999 due to decreased interest rates under our floor plan financing arrangement, as well as improvement in inventory turnover rates.

         INTEREST EXPENSE, OTHER. Interest expense, other increased to $3.7 million in the second quarter of 1999 from $1.7 million in the second quarter of 1998 due primarily to interest incurred on our senior subordinated notes.

         NET INCOME. As a result of the factors noted above, our net income increased by $5.4 million in the second quarter of 1999 compared to the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

         Our principal needs for capital resources are to finance acquisitions and fund debt service and working capital requirements. Historically, we have relied on internally generated cash flows from operations, borrowings under our various credit facilities, and borrowings and capital contributions from our stockholders to finance our operations and expansion. On May 5, 1999, we completed a public offering of Class A common stock which provided approximately $86.1 million of additional capital resources for the consummation of acquisitions and repayment of borrowings under our $150 million acquisition line of credit with Ford Motor Credit Company (the "Revolving Facility").

         During the first six months of 1999, net cash used in operating activities was approximately $0.6 million. During the first six months of 1998, net cash provided by operating activities was approximately $28.9 million. The decrease was attributable principally to an increase in inventory levels.

         Cash used for investing activities in the first six months of 1999 was approximately $75.4 million, including $77.2 million paid for acquisitions, net of cash received, and $8.8 million in capital expenditures. Cash used for investing activities in the first six months of 1999 was offset by proceeds received from the sale of real estate at Town and Country Toyota and Fort Mill Ford of approximately $10.6 million. Cash used for investing activities in the first six months of 1998 was approximately $9.1 million, including $7.8 million paid for acquisitions, net of cash received, and $1.3 million in capital expenditures. Our principal capital expenditures typically include building improvements and equipment for use in our dealerships. Of the capital expenditures in the first six months of 1999, approximately $3.0 million related to the construction of new dealerships and a body shop, which were subsequently sold to MMR Holdings, LLC, a limited liability company owned by Bruton Smith and Sonic Financial Corporation ("SFC"), prior to the acquisition of MMR Holdings by CAR MMR L.L.C., an affiliate of Capital Automotive REIT which is not affiliated with Sonic. There was no gain or loss on the sale.

         On August 13, 1999, CAR MMR L.L.C. acquired all of the ownership interests of MMR Holdings, L.L.C., and two of its affiliates, MMR Viking Investment Associates, L.P. and MMR Tennessee, L.L.C (collectively, the "MMR Group). As of that date, Sonic leased 48 properties for 38 of its dealerships from the MMR Group under "triple net leases" which required Sonic to pay all costs of operating the properties, as well as all taxes, utilities, insurance, repairs, maintenance and other property related expenses. Sonic has entered into new leases with CAR MMR L.L.C. with terms similar to those under Sonic's former leases with the MMR Group. These leases generally provide Sonic with options to renew the lease for two additional five year terms after the expiration of the initial lease term. Sonic has agreed to renew approximately 75% of its lease rental stream for an additional five year period after the expiration of the initial lease terms. In connection with the acquisition, Sonic, MMR Holdings and Mar Mar Realty Trust, an affiliate of the MMR Group, terminated the strategic alliance agreement whereby Mar Mar Realty Trust had provided Sonic with real estate financing, acquisition referral and related services.

         In connection with the above transaction, CAR MMR L.L.C. has agreed to provide Sonic with up to $75 million in real estate financing through December 31, 1999.

         During the first six months of 1999, we acquired 17 dealerships for approximately $84.5 million in cash, 6,282 shares of Sonic's Class A Convertible preferred stock, Series II, having an estimated fair value at the time of issuance of approximately $6.1 million, 34,100 shares of Sonic's Class A Convertible preferred stock, Series III, having an estimated fair value at the time of issuance of approximately $28.9 million, and 176,030 shares of Sonic's Class A common stock having an estimated fair value at the time of issuance of approximately $2.2 million. The cash portion of the purchase price was financed with a combination of a portion of the proceeds from our recent public offering of Class A common stock, cash borrowed under our Revolving Facility and cash generated from our existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates.

         Subsequent to June 30, 1999, we acquired 9 dealerships for approximately $65.8 million in cash, 11,683 shares of Sonic's Class A Convertible preferred stock, Series III, having a liquidation value of $1,000 per share, and 1,398,902 shares of Sonic's Class A common stock having an estimated fair value at the time of issuance of approximately $20.0 million. The cash portion of the purchase price was financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting.

         We have signed definitive agreements to acquire 13 dealerships for an estimated $55.2 million in cash and approximately $11.2 million of Class A common stock. The aggregate purchase price is subject to adjustment based on the actual net book value of the assets acquired. The cash portion of the purchase price will be paid with a combination of borrowings under Sonic's $150 million acquisition line of credit with Ford Motor Credit Company (the "Revolving Facility") and with cash generated from Sonic's existing operations. These acquisitions are expected to be consummated in the third and fourth quarters of 1999.

         Cash provided by financing activities of approximately $84.7 million in the first six months of 1999 primarily reflects net proceeds received from our public offering of common stock completed on May 5, 1999.

         The Revolving Facility currently has a borrowing limit of $150 million. Amounts outstanding under the Revolving Facility bear interest at a fluctuating per annum rate equal to 2.75% above the 1 month commercial finance paper rate as reported by the Federal Reserve Board (7.56% at June 30, 1999). The Revolving Facility will mature in March 2001, unless we request that such term be extended, at the option of Ford Motor Credit Company ("Ford Motor Credit"), for a number of additional one year terms to be negotiated by us and Ford Motor Credit. On May 5, 1999, in connection with the public offering by Sonic of 6,067,230 shares of Class A common stock, all amounts outstanding under the Revolving Facility were repaid. As of June 30, 1999 there was no outstanding balance under the Revolving Facility. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs not to exceed $10 million.

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

         In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic is in compliance with all restrictive covenants as of June 30, 1999.

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

         The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of June 30, 1999.

         We currently have a standardized floor plan credit facility with Ford Motor Credit for all our dealership subsidiaries (the "Floor Plan Facility"). As of June 30, 1999, there was an aggregate of $304.0 million outstanding under the Floor Plan Facility. The Floor Plan Facility at June 30, 1999 had an effective interest rate of prime less 1.1% (6.65% at June 30, 1999), subject to certain incentives and other adjustments. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balances are generally reduced by the manufacturer's purchase discounts, which are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

         The Floor Plan Facility includes an available credit line for the purchase of used vehicle inventory. Our general policy is to utilize used vehicle floor plan indebtedness only when purchasing large quantities of used vehicles in bulk. As of June 30, 1999, there was approximately $29.1 million available under our used vehicle credit line, of which approximately $26.3 million was unused.

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

         As a result of the change in our tax basis of accounting for inventory from the "last-in, first-out" method of inventory accounting (LIFO) to the "first-in, first-out" method of inventory accounting (FIFO) at certain of our dealerships, we incurred additional income tax liabilities. As of June 30, 1999 the aggregate balance of such income tax liabilities was approximately $5.1 million, which is payable in quarterly installments through the year 2002, as follows:

         Year ending December 31,
         1999...................................................    $    901
         2000...................................................       1,843
         2001...................................................       1,597
         2002...................................................         711
                                                                     -------
         Total..................................................    $  5,052
                                                                     =======

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

         We recognize the need to ensure that our operations will not be disrupted by Year 2000 system failures either within our own computer systems or within the computer systems of our primary lenders and suppliers. Each of our dealerships has appointed a team comprised primarily of department managers that, using guides developed by the National Automobile Dealers Association
(NADA), is responsible for assessing and resolving potential Year 2000 problems, and developing contingency plans to mitigate the impact of future problems on operations.

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

         DEALER MANAGEMENT SYSTEM: The DMS systems used by our dealerships are obtained from one of four primary vendors, Reynolds & Reynolds, Infiniti Net, ADP, and UCS. Each of these vendors has developed upgrades to correct Year 2000 problems within the DMS systems, and we have completed the process of installing such upgrades to our systems. In addition, we have received written verification from each of these vendors that the DMS systems operating within dealerships currently owned by Sonic are Year 2000 certified. With respect to dealerships being acquired, dealerships using DMS systems which are not Year 2000 certified are being transferred to existing systems which are Year 2000 certified.

         DEALER COMMUNICATION SYSTEM: The DCS systems used in our dealerships are provided by the respective manufacturers with whom the dealerships communicate. As a result, the manufacturers have assumed responsibility for upgrading DCS systems to Year 2000 compliant systems. To date, approximately half of our dealerships have received written verification from their respective manufacturer that their DCS system is Year 2000 compliant. In addition, we have requested from each manufacturer that status reports be provided to both the dealership and parent company to inform us of remediation efforts at those dealerships that are not yet Year 2000 compliant, and when such remediation efforts are expected to be completed.

         PERSONAL COMPUTER SYSTEMS: Most PC systems currently operating in our dealerships were installed within the past year and were determined to be Year 2000 compliant at the time of installation. PC systems and local and wide area networks used to communicate with our dealerships were also recently installed and were Year 2000 certified upon purchase. As a precautionary measure, we have provided all dealerships with diskettes containing programs designed to test PC systems for Year 2000 capability. All PC systems not currently Year 2000 compliant will either be upgraded or replaced with systems that are Year 2000 compliant.

         EMBEDDED SYSTEMS: Embedded systems refer to systems that use some sort of electronic process or computer chip to track time and date information used in the operation of that system. For example, security systems, or heating, ventilation, and air-conditioning systems (HVAC) may be programmed to automatically be activated or deactivated at a certain time. If a security system is programmed to lock up a dealership on weekends, then some dealerships may be locked out on Thursday, January 6, 2000 because the computer interprets the date as Saturday, January 6, 1900. The dealerships are conducting an inventory of such systems, and are contacting the manufacturers or suppliers to test such systems and obtain verification of Year 2000 certification. This process has not yet been completed, though these systems are not considered critical and a disruption in these systems is not expected to significantly affect dealerships' daily operations.

         EXTERNAL SYSTEMS: A dealership's operations may be adversely affected if the lenders, suppliers, or other third parties with whom it regularly conducts business are affected by Year 2000 problems within their systems. Other than automobile manufacturers, we are primarily concerned about Year 2000 failures with banks and other financial service providers, companies providing financing and insurance to our customers, and utilities providing electricity and water. We have received verification from our primary banks and lenders that their systems are Year 2000 compliant and that service is not expected to be interrupted by Year 2000 problems. We have contacted other key vendors and suppliers and are awaiting their responses concerning their Year 2000 remediation efforts.

COSTS

         The costs associated with converting our internal systems to Year 2000 compliant systems have not been, and are not expected to be, material to our financial position or results of operations. Costs associated with upgrading and converting the DMS and DCS systems to Year 2000 compliant systems were covered by monthly maintenance contracts with the respective suppliers and were expensed as incurred. Costs associated with upgrading or replacing PC and embedded systems have not been material and were expensed or capitalized in accordance with our capitalization policy.

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

         3. Establishing emergency reserves of supplies in the event that service from third party lenders and suppliers is disrupted due to Year 2000 problems within their systems; and

         4. Training of employees to manually perform functions that are currently performed on computers.

         While we believe that we are taking appropriate steps to ensure we are adequately prepared to deal with Year 2000 problems as they arise, we cannot make assurances that Year 2000 problems will not have a material adverse affect on our results of operations or financial condition. In a most reasonably likely worst case scenario, Year 2000 problems may delay our ability to sell vehicles, provide financing and insurance to our customers, provide parts and repair service to our customers, complete acquisitions, or meet third-party obligations until Year 2000 problems can be resolved in the affected systems.

SIGNIFICANT MATERIALITY OF GOODWILL

         Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance at December 31, 1998 was $182.5 million and at June 30, 1999 was $265.3 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 31.3% and 126.4%, respectively, at December 31, 1998, and 32.8% and 90.2%, respectively, at June 30, 1999. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. Sonic's only financial instruments with market risk exposure are variable rate floor plan notes payable, Revolving Facility borrowings and other variable rate notes. As of June 30, 1999, the total outstanding balance of such instruments was approximately $316.6 million. A change of one percent in the interest rate would have caused a change in interest expense for the six months ended June 30, 1999 of approximately $1.6 million. In addition, a decrease or increase in interest rates would cause a respective increase or decrease in the present value of Sonic's fixed rate senior subordinated notes, which have a carrying value of $120.9 million at June 30, 1999.


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

         Sonic has privately issued its Class A common stock in the following dealership acquisition transactions:

         On May 17, 1999, Sonic issued 176,030 shares of its Class A common stock to John H. Newsome, Jr. to acquire via merger with a subsidiary of Sonic the outstanding capital stock of Newsome Chevrolet, Inc. with a value of approximately $2.2 million.

         Sonic has also privately issued its Class A convertible preferred stock (the "Preferred Stock") in dealership acquisition transactions. The Preferred Stock is divided into three series: the Series I Preferred Stock, the Series II Preferred Stock and the Series III Preferred Stock. Each share of Preferred Stock is convertible into shares of Class A common stock at the holder's option at specified conversion rates. After the second anniversary of the date of issuance, any shares of Preferred Stock which have not yet been converted are subject to mandatory conversion to Class A common stock at the option of Sonic. No fractional shares of Class A common stock will be issued upon conversion of any shares of Preferred Stock. Instead, Sonic will pay cash equal to the value of such fractional shares.

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

         Sonic has privately issued Preferred Stock in the following dealership acquisition transactions:

         On April 2, 1999, Sonic issued 1,532 shares of its Series II Preferred Stock to Fred Bondesen Chevrolet, Oldsmobile, Cadillac, Inc. to acquire the assets of this corporation with a value of approximately $1.4 million.

         On May 4, 1999, Sonic issued 500 shares of its Series II Preferred Stock each to Lloyd Pontiac-Cadillac, Inc. and Lloyd Nissan, Inc. to acquire the assets of these corporations with a value of approximately $1.0 million.

         In two separate issuances occurring on April 1, 1999 and May 4, 1999, Sonic issued 4,055.1825 shares of its Series III Preferred Stock with a value of approximately $3.9 million to Aldo B. Paret as additional consideration for the acquisition of the outstanding capital stock of Casa Ford of Houston, Inc. which closed in May of 1998.

         On May 17, 1999, Sonic issued 3,750 shares of its Series II Preferred Stock to John H. Newsome, Jr. to acquire via merger with a subsidiary of Sonic the outstanding capital stock of Newsome Chevrolet, Inc. with a value of approximately $3.6 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on June 8, 1999, Theodore M. Wright and Dennis D. Higginbotham were elected directors by Sonic's stockholders. Directors whose terms of office continued after the meeting were
O. Bruton Smith, Bryan Scott Smith, William R. Brooks, William P. Benton, and William I. Belk. In addition to the election of two directors, the stockholders approved the following:

         1. An amendment to Sonic's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A common stock issuable thereunder from 50,000,000 to 100,000,000, and to increase the number of shares of Class B common stock issuable thereunder from 15,000,000 to 30,000,000.

         2. An amendment to increase the number of options to purchase shares of Class A common stock that may be granted under Sonic's Restated 1997 Stock Option Plan from 2,250,000 to 4,500,000.

         3. An amendment to increase the number of options to purchase shares of Class A common stock that may be granted under Sonic's Employee Stock Purchase Plan from 600,000 to 1,200,000.

         4. The appointment of Deloitte & Touche LLP as the Sonic's independent public accountant for the fiscal year ending December 31, 1999.

                                                                                                                        VOTES
                                                                                     VOTES FOR     VOTES AGAINST      ABSTAINED
                                                                                   --------------  --------------   --------------
         Election of Theodore M. Wright                                              128,999,478                        4,033,000
         Election of Dennis D. Higginbotham                                          128,999,478                        4,033,000
         Approval of amendment to Sonic's Amended and Restated Certificate of
         Incorporation                                                               128,536,365       4,496,113
         Approval of amendment to Sonic's Restated 1997 Stock Option Plan            129,354,270       2,130,498            5,122
         Approval of amendment to Sonic's Employee Stock Purchase Plan               130,653,174         832,114            4,602
         Appointment of Deloitte & Touche LLP                                        133,032,478

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

10.1* Agreement and Plan of Merger dated as of April 6, 1999 by and among Sonic, Manhattan Auto, Inc., Joseph Herson, Mollye Mills, John Jaffe and Richard Mills (the "Manhattan Merger Agreement") (incorporated by reference to Exhibit 4.10 to Sonic's Registration Statement on Form S-3 (Registration No. 333-82615) (the "August 1999 Form S-3")).

10.2* Letter Agreement dated as of August 3, 1999 regarding amendment to the Manhattan Merger Agreement (incorporated by reference to Exhibit 4.11 to the August 1999 Form S-3).

10.3 Asset Purchase Agreement dated April 6, 1999 by and among Sonic, L.O.R., Inc., Waldorf Automotive, Inc., Manhattan Imported Cars, Inc. and the stockholders of L.O.R., Waldorf Automotive and Manhattan Imported Cars.

10.4 Sonic Agreement dated as of June 30, 1999 by and among Sonic, the subsidiaries of Sonic listed on Schedule A thereto and CAR MMR L.L.C (the "Sonic Agreement") (confidential portions omitted and filed separately with the SEC).

10.5 Agreement dated as of August 5, 1999 by and among Sonic, O. Bruton Smith and Sonic Financial Corporation relating to transactions contemplated by the Sonic Agreement.

   27 Financial data schedule for the six month period ended June 30, 1999 (filed electronically).


(b) Reports on Form 8-K.

         We have not filed any reports on Form 8-K during the quarter for which this report is filed.


* Filed Previously

         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SONIC AUTOMOTIVE, INC.

Date: August 15, 1999     By:  /s/   O. Bruton Smith
      ---------------         --------------------------------------------------
                                                  O. Bruton Smith
                                   CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: August 15, 1999     By:  /s/   Theodore M. Wright
      ---------------         --------------------------------------------------
                                                  Theodore M. Wright
                                   VICE PRESIDENT-FINANCE, CHIEF FINANCIAL
                                   OFFICER, TREASURER AND SECRETARY
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                             SONIC AUTOMOTIVE, INC.
                       FOR THE QUARTER ENDED June 30, 1999

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------
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

10.1*             Agreement and Plan of Merger dated as of April 6, 1999 by and among Sonic, Manhattan Auto,
                  Inc., Joseph Herson, Mollye Mills, John Jaffe and Richard Mills (the "Manhattan Merger
                  Agreement") (incorporated by reference to Exhibit 4.10 to Sonic's Registration Statement on Form
                  S-3 (Registration No. 333-82615) (the "August 1999 Form S-3")).

10.2* Letter Agreement dated as of August 3, 1999 regarding amendment to the Manhattan Merger Agreement (incorporated by reference to Exhibit 4.11 to the August 1999 Form S-3).

10.3              Asset Purchase Agreement dated April 6, 1999 by and among Sonic, L.O.R., Inc., Waldorf
                  Automotive, Inc., Manhattan Imported Cars, Inc. and the stockholders of L.O.R., Waldorf
                  Automotive and Manhattan Imported Cars.

10.4              Sonic Agreement dated as of June 30, 1999 by and among Sonic, the subsidiaries of Sonic listed on Schedule A thereto and CAR MMR L.L.C (the "Sonic Agreement") (confidential portions omitted and filed separately with the SEC).

10.5              Agreement dated as of August 5, 1999 by and among Sonic, O. Bruton Smith and Sonic Financial
                  Corporation relating to transactions contemplated by the Sonic Agreement.

27       Financial data schedule for the six month period ended June 30, 1999 (filed electronically).

     * Filed Previously