Form 10-Q
period 1999-09-30
SONIC AUTOMOTIVE INC
filed 1999-11-15
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes  X   No
     -

As of November 12, 1999, there were 23,820,355 shares of Class A Common Stock and 12,250,000 shares of Class B Common Stock outstanding.

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial
          Statements (Unaudited)                                             3

            Consolidated Statements of Income -
              Three-month periods ended
              September 30, 1998 and September 30, 1999

            Consolidated Statements of Income -
              Nine-month periods ended
              September 30, 1998 and September 30, 1999

            Consolidated Balance Sheets -
              December 31, 1998 and September 30, 1999

            Consolidated Statement of Stockholders'
              Equity - Nine-month period ended September 30, 1999

            Consolidated Statements of Cash Flows -
              Nine-month periods ended September 30, 1998
              and September 30, 1999

          Notes to Unaudited Consolidated Financial Statements


ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         22


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                          23

ITEM 6.  Exhibits and Reports on Form 8-K                                   24

SIGNATURES                                                                  25

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                             SONIC AUTOMOTIVE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                  (Unaudited)


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     1998              1999
                                                  ----------        -----------
REVENUES:
     Vehicle sales                                $ 443,043          $ 751,181
     Parts, service and collision repair             50,803             96,223
     Finance and insurance (Note 1)                  10,264             22,560
                                                  ----------        -----------
          Total revenues                            504,110            869,964
COST OF SALES (Note 1)                              440,136            753,310
                                                  ----------        -----------
GROSS PROFIT                                         63,974            116,654
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         46,793             82,650
DEPRECIATION AND AMORTIZATION                         1,535              2,992
                                                  ----------        -----------
OPERATING INCOME                                     15,646             31,012
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                     3,992              5,721
     Interest expense, other                          2,787              4,786
     Other income                                         9                 38
                                                  ----------        -----------
          Total other expense                         6,770             10,469
                                                  ----------        -----------
INCOME BEFORE INCOME TAXES                            8,876             20,543
PROVISION FOR INCOME TAXES                            3,450              7,960
                                                  ----------        -----------
NET INCOME                                        $   5,426          $  12,583
                                                  ==========        ===========

BASIC EARNINGS PER SHARE (Note 6)                    $ 0.24             $ 0.36
                                                  ==========        ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        22,730             35,208
                                                  ==========        ===========

DILUTED EARNINGS PER SHARE (Note 6)                  $ 0.21             $ 0.33
                                                  ==========        ===========
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                       26,126             38,268
                                                  ==========        ===========

           See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                  (Unaudited)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     1998               1999
                                                  -----------       ------------
REVENUES:
     Vehicle sales                                $ 1,012,153       $ 1,904,602
     Parts, service and collision repair              119,114           230,249
     Finance and insurance (Note 1)                    22,954            52,095
                                                  ------------      ------------
          Total revenues                            1,154,221         2,186,946
COST OF SALES (Note 1)                              1,007,825         1,897,956
                                                  ------------      ------------
GROSS PROFIT                                          146,396           288,990
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          107,185           207,293
DEPRECIATION AND AMORTIZATION                           3,360             7,143
                                                  ------------      ------------
OPERATING INCOME                                       35,851            74,554
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                      10,547            15,118
     Interest expense, other                            5,548            12,177
     Other income                                          24               362
                                                  ------------      ------------
        Total other expense                            16,071            26,933
                                                  ------------      ------------
INCOME BEFORE INCOME TAXES                             19,780            47,621
PROVISION FOR INCOME TAXES                              7,550            18,250
                                                  ------------      ------------
NET INCOME                                           $ 12,230          $ 29,371
                                                  ============      ============

BASIC EARNINGS PER SHARE (Note 6)                      $ 0.54            $ 0.98
                                                  ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          22,596            29,948
                                                  ============      ============

DILUTED EARNINGS PER SHARE (Note 6)                    $ 0.50            $ 0.88
                                                  ============      ============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                         24,280            33,489
                                                  ============      ============
           See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30,
                                                DECEMBER 31,           1999
                                                   1998            (UNAUDITED)
                                                ------------      -------------
                                                       (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                    $ 51,834            $ 69,865
     Receivables (net of allowance for
       doubtful accounts of $700,000 and
       $1,465,000 at December 31, 1998 and
       September 30, 1999, respectively)            39,902              54,831
     Inventories (Note 3)                          264,971             362,645
     Deferred income taxes                           1,702               1,762
     Due from affiliates (Note 5)                    1,471               4,932
     Other current assets                            4,961               5,894
                                                 -------------      -----------
          Total current assets                     364,841             499,929
PROPERTY AND EQUIPMENT, NET                         26,250              42,315
GOODWILL, NET (Notes 1 and 2)                      180,081             360,421
OTHER ASSETS                                         4,931               7,485
                                                 -------------      -----------
TOTAL  ASSETS                                    $ 576,103           $ 910,150
                                                 ==============     ===========

           See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                DECEMBER 31,           1999
                                                    1998             (UNAUDITED)
                                                ------------        ------------
                                                      (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - floor plan                  $ 228,158           $ 276,915
     Trade accounts payable                         14,994              22,215
     Accrued interest                                7,058               4,469
     Other accrued liabilities                      27,763              39,900
     Payable to affiliates (Note 5)                    628                   -
     Payable for acquisitions                        2,385                 275
     Current maturities of long-term debt            4,700               1,176
                                                 -----------         -----------
          Total current liabilities                285,686             344,950
LONG-TERM DEBT (Note 4)                            131,337             214,235
PAYABLE FOR ACQUISITIONS                               275                 275
PAYABLE TO THE COMPANY'S CHAIRMAN (Note 5)           5,500               5,500
PAYABLE TO AFFILIATES (Note 5)                       3,625                 766
DEFERRED INCOME TAXES                                4,066               6,653
INCOME TAX PAYABLE                                   3,185               3,906
COMMITMENTS AND CONTINGENCIES  (Note 7)
STOCKHOLDERS' EQUITY (Note 6):
     Preferred Stock, $.10 par, 3.0 million
          shares authorized; 300,000 shares
          designated as Class A Convertible
          Preferred Stock, liquidation              20,431              27,254
          preference $1,000 per share, of
          which 22,179 shares are issued and
          outstanding at December 31, 1998
          and 28,718 shares are issued and
          outstanding at September 30, 1999
     Class A Common Stock, $.01 par, 100.0
          million shares authorized; 11,959,274
          shares issued and outstanding at
          December 31, 1998 and 23,749,310             120                 237
          shares issued and outstanding at
          September 30, 1999
     Class B Common Stock, $.01 par
          (convertible into Class A Common Stock),
          30.0 million shares authorized;
          12,400,000 shares issued and                 124                 123
          outstanding at December 31, 1998 and
          12,250,000 shares issued and
          outstanding at September 30, 1999
     Paid-in capital                                 87,011             242,137
     Retained earnings                               34,743              64,114
                                                  -----------         ----------
          Total stockholders' equity                142,429             333,865
                                                  -----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 576,103           $ 910,150
                                                  ===========         ==========

           See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Dollars and shares in thousands)
                                  (Unaudited)


                                     PREFERRED          CLASS A               CLASS B                                   TOTAL
                                       STOCK          COMMON STOCK         COMMON STOCK        PAID-IN     RETAINED  STOCKHOLDERS'
                                SHARES   AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     EARNINGS     EQUITY
                                ------  ---------  ---------  --------  ----------  --------  ----------  ---------   ------------
BALANCE AT
     DECEMBER 31, 1998              22   $ 20,431     11,959      $120      12,400      $124   $ 87,011     $34,743   $ 142,429
     Issuance of Preferred
          Stock (Note 2)            59     53,152          -         -           -         -          -           -      53,152
     Issuance of Common
          Stock (Note 2)             -          -      7,642        76           -         -    107,243           -     107,319
     Shares awarded under stock
          compensation plans         -          -        213         2           -         -      1,592           -       1,594
     Conversion of Class A
          Preferred Stock          (52)   (46,329)     3,785        38           -         -     46,291           -           -
     Conversion of Class B
          Common Stock               -          -        150         1        (150)       (1)         -           -           -
     Net income                      -          -          -         -           -         -          -       29,371      29,371
BALANCE AT
                                 ------  ---------  ---------  --------  -----------  --------  ----------   --------  -----------
     SEPTEMBER 30, 1999             29   $ 27,254      23,749      $237     12,250       $123  $242,137      $64,114   $ 333,865
                                 ======  =========  ==========  =======  ===========  ========  ==========   ========  ===========

           See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            1998          1999
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                            $ 12,230    $ 29,371
     Adjustments to reconcile net income to net cash
          used in operating activities:
          Depreciation and amortization                       3,364       7,143
          Amortization of discount on senior notes                -         194
          Loss on disposal of property and equipment            141          72
          Changes in assets and liabilities that relate
          to operations:
               Receivables                                   (3,978)     (8,747)
               Inventories                                   44,026      30,739
               Other assets                                  (3,736)       (589)
               Accounts payable and other current
               liabilities                                    2,002       4,930
                                                           ---------   ---------
                    Total adjustments                        41,819      33,742
                                                           ---------   ---------
          Net cash provided by operating activities          54,049      63,113
                                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired           (66,883)   (164,306)
     Purchases of property and equipment                     (2,614)    (11,171)
     Proceeds from sales of property and equipment (Note 5)       -      10,594
                                                           ----------  ---------
          Net cash used in investing activities             (69,497)   (164,883)
                                                           ----------  ---------
CASH  FLOWS FROM FINANCING ACTIVITIES:
     Net payments of notes payable - floor plan             (49,842)    (40,714)
     Proceeds from long-term debt                           171,182     159,732
     Payments on long-term debt                             (83,897)    (86,014)
     Public offering of common stock                              -      85,069
     Issuance of shares under stock compensation plans          341       1,594
     Advances (to) from affiliated companies                   (549)        134
                                                           ----------  ---------
          Net cash provided by financing activities          37,235     119,801
                                                           ----------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    21,787      18,031
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               18,304      51,834
                                                           ----------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 40,091    $ 69,865
                                                           ==========  =========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Preferred Stock issued for acquisitions and
         contingent consideration (Note 2)                 $ 25,788    $ 53,150
     Common Stock issued for acquisitions (Note 2)         $  8,250    $ 22,250


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


                             SONIC AUTOMOTIVE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying unaudited financial information for the three and nine months ended September 30, 1998 and 1999 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. and its subsidiaries (collectively, "Sonic") for the year ended December 31, 1998.

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

         Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Estimated commission expense charged to cost of sales was approximately $1.8 million and $3.3 million for the three months ended September 30, 1998 and September 30, 1999, respectively, and approximately $4.0 million and $8.5 million for the nine months ended September 30, 1998 and September 30, 1999, respectively.

         RECLASSIFICATION - Certain balances reported in 1998 have been reclassified to conform with current period presentation.

         GOODWILL - Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance at December 31, 1998 was $182.5 million and at September 30, 1999 was $369.5 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 31.3% and 126.4%, respectively, at December 31, 1998, and 39.6% and 108.0%, respectively, at September 30, 1999. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.

                             SONIC AUTOMOTIVE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2.   BUSINESS ACQUISITIONS

PENDING ACQUISITIONS

         Sonic has signed definitive agreements to acquire 38 dealerships for an estimated $224.6 million in cash, approximately 13,600 shares of Sonic's Class A convertible preferred stock and approximately 5,100,000 shares of Class A common stock. The aggregate purchase price is subject to adjustment based on the actual net book value of the assets acquired. The cash portion of the purchase price will be paid with a combination of borrowings under Sonic's $350 million acquisition line of credit with Ford Motor Credit Company (the "Revolving Facility") and with cash generated from Sonic's existing operations. These acquisitions are expected to be consummated in the fourth quarter of 1999 and first quarter of 2000.

ACQUISITIONS COMPLETED SUBSEQUENT TO SEPTEMBER 30, 1999 (THROUGH NOVEMBER 12,
1999):

         Subsequent to September 30, 1999, Sonic acquired 9 dealerships for approximately $57.8 million in cash financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting.

ACQUISITIONS COMPLETED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

         During the first nine months of 1999, Sonic acquired 30 dealerships for approximately $173.8 million in cash, 6,282 shares of Sonic's Class A convertible preferred stock, Series II, having an estimated fair value at the time of issuance of approximately $6.1 million, 45,783 shares of Sonic's Class A convertible preferred stock, Series III, having an estimated fair value at the time of issuance of approximately $40.3 million, and 1,574,932 shares of Sonic's Class A common stock having an estimated fair value at the time of issuance of approximately $22.3 million. The cash portion of the purchase price was financed with a combination of a portion of the net proceeds from Sonic's recent public offering of Class A common stock, cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates. The aggregate purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. The purchase price and corresponding goodwill may ultimately be different than amounts recorded depending on the actual fair value of tangible net assets acquired.



 Working capital                     $ 49,010
 Property and equipment                14,808
 Goodwill                             181,509
 Non-current liabilites assumed        (2,840)
                                  ------------
 Total purchase price                $242,487
                                  ============

         In connection with the subsequent acquisition of a Honda dealership in Chattanooga, Tennessee, Sonic sold substantially all of the assets of its existing Honda dealership in Cleveland, Tennessee in March 1999 for approximately $1.7 million, net of repayment of floor plan liabilities. There was no material gain or loss as a result of the sale.

         The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the above acquisition transactions had occurred as of the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the period presented. These results are also not necessarily indicative of the results of future operations.

                             SONIC AUTOMOTIVE, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2.   BUSINESS ACQUISITIONS - CONTINUED


                                  THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                     1998                  1999                 1998                  1999
                                  ---------             ---------            -----------           -----------
 Total revenues                   $ 814,327             $ 893,828            $ 2,368,658           $ 2,575,119
 Gross profit                     $ 102,690             $ 119,085            $   292,504           $   333,665
 Net Income                       $   8,500             $  13,462            $    19,152           $    35,956
 Diluted income per share         $    0.22             $    0.35            $      0.50           $      0.90


3.   INVENTORIES

         Inventories consist of the following:

                              DECEMBER 31,      SEPTEMBER 30,
                                  1998              1999
                              ------------      -------------
 New vehicles                  $ 190,139          $ 242,679
 Used vehicles                    47,033             78,915
 Parts and accessories            16,012             30,637
 Other                            11,787             10,414
                              ------------      -------------
 Total                         $ 264,971          $ 362,645
                              =============      ============

4.   LONG-TERM DEBT

MORTGAGES:

         In January 1999, in connection with the sale of real estate at two of its dealership subsidiaries to MMR Holdings, LLC (See Note 5), a limited liability company owned by Bruton Smith, Sonic's Chairman and Chief Executive Officer, and Sonic Financial Corporation ("SFC"), Sonic repaid all amounts outstanding under mortgages encumbering such property.

REVOLVING FACILITY:

         Effective November 1, 1999, the total amount available under Sonic's Revolving Facility was increased from $150 million to $350 million. Prior to November 1, 1999, amounts outstanding under the Revolving Facility bore interest at a fluctuating per annum rate equal to 2.75% above the 1 month commercial finance paper rate as reported by the Federal Reserve Board (8.01% at September 30, 1999). Subsequent to November 1, 1999, amounts outstanding bear interest at 2.50% above LIBOR. The Revolving Facility will mature in October 2002, unless Sonic requests that such term be extended, at the option of Ford Motor Credit, for a number of additional one year terms to be negotiated by the parties. On May 5, 1999, in connection with the public offering by Sonic of 6,067,230 shares of Class A common stock, all amounts previously outstanding under the Revolving Facility were repaid. Amounts outstanding under the Revolving Facility as of September 30, 1999 total approximately $88.3 million and were used to finance acquisitions completed in the third quarter of 1999. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of Sonic not to exceed $35 million.


5.   RELATED PARTIES

THE SMITH SUBORDINATED LOAN:

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

                             SONIC AUTOMOTIVE, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5.   RELATED PARTIES - CONTINUED

REGISTRATION RIGHTS AGREEMENT:

         When Sonic acquired Town & Country Ford, Lone Star Ford, Fort Mill Ford, Town & Country Toyota and Frontier Oldsmobile-Cadillac in 1997, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 (the "Registration Rights Agreements") with SFC, Bruton Smith, Scott Smith and William S. Egan (collectively, the "Class B Registration Rights Holders"). SFC, which is controlled by Bruton Smith, currently owns 8,881,250 shares of Class B common stock; Bruton Smith, 2,071,250 shares; Scott Smith, 956,250 shares; and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group"), 341,250 shares, all of which are covered by the Registration Rights Agreement. The Egan Group also owns 125,000 shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic's charter, offers and sales of shares of Class B common stock are registered with the Securities and Exchange Commission, then such shares will automatically convert into a like number of shares of Class A common stock.

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

         The Bowers Volvo Note is for a principal amount of $900,000 and bears interest at the lowest applicable federal rate as published by the U.S. Treasury Department in effect on November 17, 1997. Accrued interest is payable annually. The operating agreement of Chattanooga Volvo provides that profits and distributions are to be allocated first to Mr. Bowers to the extent of interest to be paid on the Bowers Volvo Note and next to the other members of Chattanooga Volvo according to their percentages of ownership. No other profits or any losses of Chattanooga Volvo will be allocated to Mr. Bowers under this arrangement. Volvo has removed its requirement that Mr. Bowers maintain his interest in Chattanooga Volvo. Sonic and Mr. Bowers are in the process of redeeming his interest in Chattanooga Volvo and satisfying the Bowers Volvo Note. This transaction is not expected to have a material impact on Sonic's future results of operations or cash flows. As of November 1998 Mr. Bowers was no longer an affiliate of Sonic.

DEALERSHIP LEASES:

         In January 1999, Sonic sold to MMR Holdings, L.L.C., a limited liability company then owned by Bruton Smith and SFC, the real estate at two of its dealership subsidiaries for an aggregate purchase price of approximately $10.6 million and entered into an agreement with MMR Holdings, L.L.C. to lease back the real estate over a term of ten years. Sonic realized a gain on the sale of approximately $3.8 million which was deferred and is currently being amortized against the rent expense over the term of the lease.

         On August 13, 1999, CAR MMR L.L.C., an affiliate of Capital Automotive REIT, which is not affiliated with Sonic, acquired all of the ownership interests of MMR Holdings, L.L.C., and two of its affiliates, MMR Viking Investment Associates, L.P. and MMR Tennessee, L.L.C (collectively, the "MMR Group). As of that date, Sonic leased 48 properties for 38 of its dealerships from the MMR Group under "triple net leases" which required Sonic to pay all costs of operating the properties, as well as all taxes, utilities, insurance, repairs, maintenance and other property related expenses. Sonic has entered into new leases with CAR MMR L.L.C. with terms similar to those under Sonic's former leases with the MMR Group. These leases generally provide Sonic with options to renew the lease for two additional five year terms after the expiration of the initial lease term. Sonic has agreed to renew approximately 75% of its lease rental stream for an additional five year period after the expiration of the initial lease terms. In connection with the acquisition, Sonic, MMR Holdings and Mar Mar Realty Trust, an affiliate of the MMR Group, terminated the strategic alliance agreement whereby Mar Mar Realty Trust had provided Sonic with real estate financing, acquisition referral and related services.

         In connection with the above transaction, CAR MMR L.L.C. has agreed to provide Sonic with up to $75 million in real estate sale-leaseback financing through December 31, 1999.

                             SONIC AUTOMOTIVE, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5.   RELATED PARTIES - CONTINUED

OTHER RELATED PARTY TRANSACTIONS:

     o Sonic had amounts receivable from affiliates of $1.5 million and $4.9 million at December 31, 1998 and September 30, 1999, respectively. Of the $4.9 million balance at September 30, 1999, approximately $3.5 million represents amounts owed by Mar Mar Realty Trust. The remaining balances at December 31, 1998 and September 30, 1999 primarily represent advances made by Sonic to SFC and Mar Mar Realty Trust. The amounts receivable from affiliates are non-interest bearing and are classified as current based on the expected repayment dates.

     o As part of the purchase price in connection with Sonic's acquisition of the Bowers Automotive Group in November 1997, Sonic issued its promissory note in the principal amount of $4.0 million in favor of Nelson Bowers (the "Bowers Acquisition Note"). The Bowers Acquisition Note is payable in 28 equal quarterly installments and bears interest at the prime rate less 0.5%. The balance outstanding under this note at September 30, 1999 was $3.0 million, the current portion of which was $572,000. As noted above, Mr. Bowers was no longer affiliated with Sonic after November 1998. As a result, the outstanding balance at September 30, 1999 has been classified as long term debt, the current portion of which has been classified in current maturities of long-term debt.

     o Town and Country Toyota has an amount payable to Bruton Smith in the amount of $0.7 million at December 31, 1998 and September 30, 1999. This loan bears interest at 8.75% per annum and is classified as non-current based on the expected repayment date.

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

         SHARE REPURCHASE PROGRAM - On November 1, 1999, Sonic's Board of Directors authorized Sonic to expend up to $25 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. Shares will be repurchased from time to time in the open market subject to market conditions.

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

                                               For the nine months ended                 For the nine months ended
                                                  September 30, 1998                        September 30, 1999
                                        ----------------------------------------  ----------------------------------------
                                                                     Per-Share                                  Per-Share
                                          Income         Shares        Amount        Income        Shares        Amount
                                        ------------  ------------  ------------  ------------- -------------  -----------
                                           (DOLLARS AND SHARES IN THOUSANDS          (DOLLARS AND SHARES IN THOUSANDS
                                               EXCEPT PER SHARE AMOUNTS)                  EXCEPT PER SHARE AMOUNTS)

 BASIC EPS                                  $12,230        22,596        $ 0.54        $29,371        29,948       $ 0.98
                                                                    ============                               ===========

 EFFECT OF DILUTIVE SECURITIES
      Stock compensation plans                    -           531                            -         1,102
      Warrants                                    -            26                            -            92
      Convertible Preferred Stock                 -         1,127                            -         2,347
                                        ------------  ------------                ------------- -------------

 DILUTED EPS                                $12,230        24,280        $ 0.50        $29,371        33,489       $ 0.88
                                        ============  ============  ============  ============= =============  ===========

                             SONIC AUTOMOTIVE, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6.   CAPITAL STRUCTURE AND PER SHARE DATA - CONTINUED

                                               For the three months ended                For the three months ended
                                                  September 30, 1998                        September 30, 1999
                                        ----------------------------------------  ----------------------------------------
                                                                     Per-Share                                  Per-Share
                                          Income         Shares        Amount        Income        Shares        Amount
                                        ------------  ------------  ------------  ------------- -------------  -----------
                                           (DOLLARS AND SHARES IN THOUSANDS          (DOLLARS AND SHARES IN THOUSANDS
                                               EXCEPT PER SHARE AMOUNTS)                  EXCEPT PER SHARE AMOUNTS)
 BASIC EPS                                  $ 5,426        22,730        $ 0.24        $12,583        35,208       $ 0.36
                                                                    ============                               ===========

 EFFECT OF DILUTIVE SECURITIES
      Stock compensation plans                    -           718                            -           736
      Warrants                                    -            36                            -            76
      Convertible Preferred Stock                 -         2,642                            -         2,248
                                        ------------  ------------                ------------- -------------

 DILUTED EPS                                $ 5,426        26,126        $ 0.21        $12,583        38,268       $ 0.33
                                        ============  ============  ============  ============= =============  ===========


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


                                                           Percentage of Total Revenues for    Percentage of Total Revenues for
                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                      September 30,
                                                                 1998              1999              1998             1999
                                                                -------           -------          --------         ---------
Revenues:
New vehicle sales....................................            60.4%             58.4%             59.8%             58.3%
Used vehicle sales...................................            27.5%             27.9%             27.9%             28.8%
Parts, service, and collision repair.................            10.1%             11.1%             10.3%             10.5%
Finance and insurance................................             2.0%              2.6%              2.0%              2.4%
                                                                ------            ------            ------            ------
Total revenues.......................................           100.0%            100.0%            100.0%            100.0%
Cost of sales........................................            87.3%             86.6%             87.3%             86.8%
                                                                 -----             -----             -----             -----
Gross profit.........................................            12.7%             13.4%             12.7%             13.2%
Selling, general, and administrative.................             9.6%              9.8%              9.6%              9.8%
                                                                ------            ------            ------            ------
Operating income.....................................             3.1%              3.6%              3.1%              3.4%
Interest expense.....................................             1.3%              1.2%              1.4%              1.2%
                                                                ------            ------            ------            ------
Income before income taxes...........................             1.8%              2.4%              1.7%              2.2%
                                                                ======            ======            ======            ======

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Revenues grew in each of our primary revenue areas for the first nine months of 1999 as compared with the first nine months of 1998, causing total revenues to increase 89.5% to $2.2 billion. New vehicle sales revenue increased 84.8% to $1.3 billion in the first nine months of 1999, compared with $690.5 million in the first nine months of 1998. The increase was due primarily to an increase in new vehicle unit sales of 79.4% to 52,509, as compared with 29,262 in the first nine months of 1998 resulting from 21,821 additional units contributed by acquisitions. The remainder of the increase was due to a 3.0% increase in the average selling price of new vehicles as well as an increase in new vehicle revenues from stores owned for longer than one year of 14.5% in the first nine months of 1999 over the first nine months of 1998.

         Used vehicle revenues from retail sales increased 94.7% to $458.8 million in the first nine months of 1999 from $235.6 million in the first nine months of 1998. The increase was primarily due to an increase in used vehicle unit sales of 88.2% to 32,392, as compared with 17,211 in the first nine months of 1998, resulting from additional unit sales contributed by acquisitions. The remainder of the increase was due to a 3.5% increase in the average selling price of used vehicles as well as an increase in used vehicle revenues from stores owned for longer than one year of 16.6% in the first nine months of 1999 over the first nine months of 1998.

         Parts, service and collision repair revenue increased 93.3% to $230.2 million in the first nine months of 1999 compared to $119.1 million in the first nine months of 1998, principally due to our acquisitions. Finance and insurance revenue increased $29.1 million, or 127%, principally due to vehicle sales and related financing contributed by our acquisitions, as well as a 24% improvement in finance and insurance revenues per vehicle resulting from newly implemented programs designed to improve training and development of finance and insurance sales people.

         GROSS PROFIT. Gross profit increased 97.4% to $289.0 million in the first nine months of 1999 from $146.4 million in the first nine months of 1998 principally due to increases in revenues contributed by dealerships acquired. Gross profit as a percentage of sales increased to 13.2% from 12.7% due primarily to an increase in revenues of higher margin used vehicles and finance and insurance products. Used vehicle revenues as a percentage of total revenues increased from 27.9% in the first nine months of 1998 to 28.8% in the first nine months of 1999. Finance and insurance revenues as a percentage of total revenues increased from 2.0% in the first nine months of 1998 to 2.4% in the first nine months of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding depreciation and amortization, increased 93.4% to $207.3 million in the first nine months of 1999 from $107.2 million in the first nine months of 1998 resulting principally from acquisitions. Such expenses as a percentage of revenues increased to 9.5% from 9.3% resulting from two primary factors. First, because compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues from 5.7% in the first nine months of 1998 to 5.9% in the first nine months of 1999. Second, an adjustment in monthly lease rates at certain dealerships to fair market rates during the period resulted in an increase in rent expense as a percentage of total revenues from 0.7% in the first nine months of 1998 to 0.8% in the first nine months of 1999. As a percentage of gross profits, selling, general and administrative expenses decreased to 71.7% from 73.2%, resulting primarily from benefits of scale which has allowed us to recognize cost savings, especially in the areas of advertising costs and insurance premiums.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased 113% to $7.1 million in the first nine months of 1999 from $3.4 million in the first nine months of 1998, resulting principally from additional goodwill amortization expense associated with our acquisitions.

         INTEREST EXPENSE, FLOOR PLAN. Interest expense, floor plan increased 43.3% to $15.1 million in the first nine months of 1999 from $10.5 million in the first nine months of 1998, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest decreased from 0.9% in the first nine months of 1998 to 0.7% in the first nine months of 1999 due to a decrease in the average interest rate under our floor plan financing arrangement, as well as improvement in inventory turnover rates.

         INTEREST EXPENSE, OTHER. Interest expense, other increased to $12.2 million in the first nine months of 1999 from $5.5 million in the first nine months of 1998 due primarily to interest incurred on our senior subordinated notes issued on July 31, 1998.

         NET INCOME. As a result of the factors noted above, our net income increased by $17.1 million in the first nine months of 1999 compared to the first nine months of 1998.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Revenues grew in each of our primary revenue areas for the third quarter of 1999 as compared with the third quarter of 1998, causing total revenues to increase 72.6% to $870.0 million. New vehicle sales revenue increased 67.0% to $508.1 million in the third quarter of 1999, compared with $304.3 million in the third quarter of 1998. The increase was due primarily to an increase in new vehicle unit sales of 64.1% to 20,778, as compared with 12,661 in the third quarter of 1998 resulting from 8,068 additional units contributed by acquisitions. The remainder of the increase was due to a 1.7% increase in the average selling price of new vehicles as well as an increase in new vehicle revenues from stores owned for longer than one year of 11.7% in the third quarter of 1999 over the third quarter of 1998.

         Used vehicle revenues from retail sales increased 72% to $173.6 million in the third quarter of 1999 from $100.9 million in the third quarter of 1998. The increase was primarily due to an increase in used vehicle unit sales of 61.5% to 12,098, as compared with 7,492 in the third quarter of 1998, resulting from additional unit sales contributed by acquisitions. The remainder of the increase was due to an increase in used vehicle revenues from stores owned for longer than one year of 16.8% in the third quarter of 1999 over the third quarter of 1998.

         Parts, service and collision repair revenue increased 89.4% to $96.2 million in the third quarter of 1999 compared to $50.8 million in the third quarter of 1998, principally due to our acquisitions. Finance and insurance revenue increased $12.3 million, or 119.8%, principally due to vehicle sales and related financing contributed by our acquisitions, as well as a 34.7% improvement in finance and insurance revenues per vehicle resulting from newly implemented programs designed to improve training and development of finance and insurance sales people.

         GROSS PROFIT. Gross profit increased 82.3% to $116.7 million in the third quarter of 1999 from $64.0 million in the third quarter of 1998 principally due to increases in revenues contributed by dealerships acquired. Gross profit as a percentage of sales increased to 13.4% from 12.7% due primarily to an increase in revenues of higher margin used vehicles and finance and insurance products. Used vehicle revenues as a percentage of total revenues increased from 27.5% in the third quarter of 1998 to 27.9% in the third quarter of 1999. Finance and insurance revenues as a percentage of total revenues increased from 2.0% in the third quarter of 1998 to 2.6% in the third quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding depreciation and amortization, increased 76.6% to $82.6 million in the third quarter of 1999 from $46.8 million in the third quarter of 1998 resulting principally from the expenses of dealerships acquired. Such expenses as a percentage of revenues increased to 9.5% from 9.3% resulting from two primary factors. First, because compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues from 5.6% in the third quarter of 1998 to 5.8% in the third quarter of 1999. Second, an adjustment in monthly lease rates at certain dealerships to fair market rates resulted in an increase in rent expense as a percentage of total revenues from 0.7% in the third quarter of 1998 to 0.8% in the third quarter of 1999. As a percentage of gross profits, selling, general and administrative expenses decreased to 70.9% from 73.1%, resulting primarily from benefits of scale which has allowed us to recognize cost savings, especially in the areas of advertising costs and insurance premiums.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased 94.9% to $3.0 million in the third quarter of 1999 from $1.5 million in the third quarter of 1998, resulting principally from additional goodwill amortization expense associated with our acquisitions.

         INTEREST EXPENSE, FLOOR PLAN. Interest expense, floor plan increased 43.3% to $5.7 million in the third quarter of 1999 from $4.0 million in the third quarter of 1998, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest decreased from 0.8% in the third quarter of 1998 to 0.7% in the third quarter of 1999 due to decreased interest rates under our floor plan financing arrangement, as well as improvement in inventory turnover rates.

         INTEREST EXPENSE, OTHER. Interest expense, other increased to $4.8 million in the third quarter of 1999 from $2.8 million in the third quarter of 1998 due primarily to interest incurred on our senior subordinated notes.

         NET INCOME. As a result of the factors noted above, our net income increased by $7.2 million in the third quarter of 1999 compared to the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

         Our principal needs for capital resources are to finance acquisitions and fund debt service and working capital requirements. Historically, we have relied on internally generated cash flows from operations, borrowings under our various credit facilities, and borrowings and capital contributions from our stockholders to finance our operations and expansion. On May 5, 1999, we completed a public offering of Class A common stock which provided approximately $86.1 million of additional capital resources for the consummation of acquisitions and repayment of borrowings under our $350 million acquisition line of credit with Ford Motor Credit Company (the "Revolving Facility").

         During the first nine months of 1999, net cash provided by operating activities was approximately $63.1 million. During the first nine months of 1998, net cash provided by operating activities was approximately $54.0 million. The increase was attributable principally to higher net income as well as improved turnover rates in inventory and receivables.

         Cash used for investing activities in the first nine months of 1999 was approximately $164.9 million, including $164.3 million paid for acquisitions, net of cash received, and $11.2 million in capital expenditures. Cash used for investing activities in the first nine months of 1999 was offset by proceeds received from the sale of real estate at Town and Country Toyota and Fort Mill Ford of approximately $10.6 million. Cash used for investing activities in the first nine months of 1998 was approximately $69.5 million, including $66.9 million paid for acquisitions, net of cash received, and $2.6 million in capital expenditures. Our principal capital expenditures typically include building improvements and equipment for use in our dealerships. Of the capital expenditures in the first nine months of 1999, approximately $3.0 million related to the construction of new dealerships and a body shop, which were subsequently sold to MMR Holdings, LLC, a limited liability company owned by Bruton Smith and Sonic Financial Corporation ("SFC"). There was no gain or loss on the sale. As noted below, MMR Holdings was subsequently acquired by CAR MMR L.L.C., an affiliate of Capital Automotive REIT which is not affiliated with Sonic.

         On August 13, 1999, CAR MMR L.L.C. acquired all of the ownership interests of MMR Holdings, L.L.C., and two of its affiliates, MMR Viking Investment Associates, L.P. and MMR Tennessee, L.L.C (collectively, the "MMR Group). As of that date, Sonic leased 48 properties for 38 of its dealerships from the MMR Group under "triple net leases" which required Sonic to pay all costs of operating the properties, as well as all taxes, utilities, insurance, repairs, maintenance and other property related expenses. Sonic has entered into new leases with CAR MMR L.L.C. with terms similar to those under Sonic's former leases with the MMR Group. These leases generally provide Sonic with options to renew the lease for two additional five year terms after the expiration of the initial lease term. Sonic has agreed to renew approximately 75% of its lease rental stream for an additional five year period after the expiration of the initial lease terms. In connection with the acquisition, Sonic, MMR Holdings and Mar Mar Realty Trust, an affiliate of the MMR Group, terminated the strategic alliance agreement whereby Mar Mar Realty Trust had provided Sonic with real estate sale-leaseback financing, acquisition referral and related services.

         In connection with the above transaction, CAR MMR L.L.C. has agreed to provide Sonic with up to $75 million in real estate sale-leaseback financing through December 31, 1999.

         During the first nine months of 1999, we acquired 30 dealerships for approximately $173.8 million in cash, 6,282 shares of Sonic's Class A convertible preferred stock, Series II, having an estimated fair value at the time of issuance of approximately $6.1 million, 45,783 shares of Sonic's Class A convertible preferred stock, Series III, having an estimated fair value at the time of issuance of approximately $40.3 million, and 1,574,932 shares of Sonic's Class A common stock having an estimated fair value at the time of issuance of approximately $22.3 million. The cash portion of the purchase price was financed with a combination of a portion of the proceeds from our recent public offering of Class A common stock, cash borrowed under our Revolving Facility and cash generated from our existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates.

         Subsequent to September 30, 1999, we acquired 9 dealerships for approximately $57.8 million in cash financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting.

         We have signed definitive agreements to acquire 38 dealerships for an estimated $224.6 million in cash, approximately 13,600 shares of Class A convertible preferred stock and approximately 5,100,000 shares of Class A common stock. The aggregate purchase price is subject to adjustment based on the actual net book value of the assets acquired. The cash portion of the purchase price will be paid with a combination of borrowings under Sonic's $350 million Revolving Facility and with cash generated from Sonic's existing operations. These acquisitions are expected to be consummated in the fourth quarter of 1999 and first quarter of 2000.

         Cash provided by financing activities of approximately $119.8 million in the first nine months of 1999 primarily reflects net proceeds received from our public offering of common stock completed on May 5, 1999 as well as additional borrowings for acquisitions on the Revolving Facility, offset by net payments made on our floorplan borrowings.

         On November 1, 1999, the total borrowing limit under the Revolving Facility was increased from $150 million to $350 million. Prior to that date, amounts outstanding under the Revolving Facility bore interest at a fluctuating per annum rate equal to 2.75% above the 1 month commercial finance paper rate as reported by the Federal Reserve Board (8.01% at September 30, 1999). Subsequent to November 1, 1999, amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR. The Revolving Facility will mature in October 2002, unless we request that such term be extended, at the option of Ford Motor Credit Company ("Ford Motor Credit"), for a number of additional one year terms to be negotiated by us and Ford Motor Credit. On May 5, 1999, in connection with the public offering by Sonic of 6,067,230 shares of Class A common stock, all amounts outstanding under the Revolving Facility were repaid. Amounts outstanding under the Revolving Facility as of September 30, 1999 total approximately $88.3 million and were used to finance acquisitions completed in the third quarter of 1999. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs not to exceed $35 million.

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

     o earnings before interest, taxes, depreciation and amortization (EBITDA) and rent less capital expenditures to fixed charges,

     o    EBITDA to interest expense and

     o    EBITDA to total debt

         In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic is in compliance with all restrictive covenants as of September 30, 1999.

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

         The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of September 30, 1999.

         We currently have a standardized floor plan credit facility with Ford Motor Credit for all our dealership subsidiaries (the "Floor Plan Facility"). As of September 30, 1999, there was an aggregate of approximately $276.9 million outstanding under the Floor Plan Facility. The Floor Plan Facility at September 30, 1999 had an effective interest rate of prime less 1.1% (7.15% at September 30, 1999), subject to certain incentives and other adjustments. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balances are generally reduced by the manufacturer's purchase discounts, which are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

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

          On November 1, 1999, we obtained a separate floor plan credit facility from Chrysler Financial Company which provides up to $750 million available for the purchase of inventories at our Chrysler dealerships. Amounts outstanding under this facility will bear interest at 1.25% above LIBOR.

         As a result of the change in our tax basis of accounting for inventory from the "last-in, first-out" method of inventory accounting (LIFO) to the "first-in, first-out" method of inventory accounting (FIFO) at certain of our dealerships, we incurred additional income tax liabilities. As of September 30, 1999 the aggregate balance of such income tax liabilities was approximately $4.4 million, which is payable in quarterly installments through the year 2002, as follows:

         Year ending December 31,
         1999.............................................     $   512
         2000.............................................       1,598
         2001.............................................       1,597
         2002.............................................         711
                                                               -------
         Total............................................     $ 4,418
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

         DEALER COMMUNICATION SYSTEM: The DCS systems used in our dealerships are provided by the respective manufacturers with whom the dealerships communicate. As a result, the manufacturers have assumed responsibility for upgrading DCS systems to Year 2000 compliant systems. To date, approximately 80 percent of our dealerships have received written verification from their respective manufacturer that their DCS system is Year 2000 compliant. In addition, we have requested from each manufacturer that status reports be provided to both the dealership and parent company to inform us of remediation efforts at those dealerships that are not yet Year 2000 compliant, and when such remediation efforts are expected to be completed.

         PERSONAL COMPUTER SYSTEMS: PC systems and local and wide area networks currently operating in our corporate offices were installed within the past year and were determined to be Year 2000 compliant at the time of installation. While not all PC systems operating in our dealerships are known to be Year 2000 compliant, such systems do not conduct mission critical operations and may not be upgraded or replaced by the end of the year. A disruption in these systems will not significantly affect dealerships' daily operations.

         EMBEDDED SYSTEMS: Embedded systems refer to systems that use some sort of electronic process or computer chip to track time and date information used in the operation of that system. For example, security systems, or heating, ventilation, and air-conditioning systems (HVAC) may be programmed to automatically be activated or deactivated at a certain time. If a security system is programmed to lock up a dealership on weekends, then some dealerships may be locked out on Thursday, January 6, 2000 because the computer interprets the date as Saturday, January 6, 1900. The dealerships are conducting an inventory of such systems, and are contacting the manufacturers or suppliers to test such systems and obtain verification of Year 2000 certification. This process has not yet been completed, and some systems may not be Year 2000 certified by the end of the year. However, these systems are not considered critical and a disruption in these systems is not expected to significantly affect dealerships' daily operations.

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

CONTINGENCY PLANS

         We cannot state with certainty whether Year 2000 system failures either within our own internal systems or within the systems of third-parties with whom we are involved will have a material adverse impact on our results of operations. In order to mitigate the potential impact of any future Year 2000 problems, each of our dealerships is continuing to develop contingency plans which include the following:

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

SIGNIFICANT MATERIALITY OF GOODWILL

         Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance at December 31, 1998 was $182.5 million and at September 30, 1999 was $369.5 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 31.3% and 126.4%, respectively, at December 31, 1998, and 39.6% and 108.0%, respectively, at September 30, 1999. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. Sonic's only financial instruments with market risk exposure are variable rate floor plan notes payable, Revolving Facility borrowings and other variable rate notes. As of September 30, 1999, the total outstanding balance of such instruments was approximately $377.7 million. A change of one percent in the interest rate would have caused a change in interest expense for the nine months ended September 30, 1999 of approximately $2.7 million. In addition, a decrease or increase in interest rates would cause a respective increase or decrease in the present value of Sonic's fixed rate senior subordinated notes, which have a carrying value of $120.9 million at September 30, 1999.

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

         Sonic has privately issued its Class A common stock in the following dealership acquisition transactions:

         On August 3, 1999, Sonic issued an aggregate 1,398,902 shares of its Class A common stock to Joseph L. Herson, Mollye H. Mills, Richard Mills and John Jaffee to acquire via merger with a subsidiary of Sonic the outstanding capital stock of BMW of Fairfax, Inc. with a value of approximately $20.0 million.

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

         Sonic has privately issued Preferred Stock in the following dealership acquisition transactions:

          On July 8, 1999, Sonic issued 11,683 shares of its Series II Preferred Stock to L.R. Motors, Ltd. to acquire the assets of Lute Riley Honda with a value of approximately $11.4 million.

         On August 9, 1999, Sonic issued 2,925 shares of its Series II Preferred Stock with a value of approximately $2.9 million to Frank McGough as additional consideration for the acquisition of the outstanding capital stock of Capital Chevrolet and Imports, Inc. which closed in April of 1998.

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

 10.1* Letter Agreement dated as of August 3, 1999 regarding amendment to the Agreement and Plan of Merger dated as of April 6, 1999 by and among Sonic, Manhattan Auto, Inc., Joseph Herson, Mollye Mills, John Jaffe and Richard Mills (the "Manhattan Merger Agreement") (incorporated by reference to Exhibit 4.11 to Sonic's Registration Statement on Form S-3 (Registration No. 333-82615)).

 10.2* Agreement dated as of August 5, 1999 by and among Sonic, O. Bruton Smith and Sonic Financial Corporation relating to transactions contemplated by the Sonic Agreement dated as of June 30, 1999 by and among Sonic, certain subsidiaries of Sonic listed on Schedule A thereto and CAR MMR L.L.C (incorporated by reference to Exhibit 10.5 to Sonic's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

 10.3 Second Amended and Restated Credit Agreement dated as of July 28, 1999 (the "Credit Agreement") by and among Sonic, as borrower, and Ford Motor Credit Company, as lender.

 10.4 Third Amended and Restated Promissory Note dated as of July 29, 1999 in the amount of $150 million by Sonic, as borrower, in favor of Ford Motor Credit Company, as lender under the Credit Agreement.

 10.5 Asset Purchase Agreement dated September 30, 1999 by and among Sonic, Riverside Chevrolet, Inc. and the stockholders of Riverside Chevrolet, Inc. listed on the signature page thereto.

 10.6 Asset Purchase Agreement dated September 30, 1999 by and among Sonic, Jim Glover Dodge, Inc. and the stockholders of Jim Glover Dodge, Inc. listed on the signature page thereto.

 10.7 Stock Purchase Agreement dated September 30, 1999 by and among Sonic, Riverside Nissan, Inc. and the stockholders of Riverside Nissan, Inc. listed on the signature page thereto.

 10.8 Agreement and Plan of Merger and Reorganization dated as of October 31, 1999 by and among Sonic, FAA Acquisition Corp., FirstAmerica Automotive, Inc. and certain stockholders of FirstAmerica Automotive, Inc. listed on the signature page therein.

   27 Financial data schedule for the nine month period ended September 30, 1999 (filed electronically).


(b)  Reports on Form 8-K.

         We have not filed any reports on Form 8-K during the quarter for which this report is filed.


* Filed Previously

         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SONIC AUTOMOTIVE, INC.

Date: November 15, 1999         By:  /s/ O. Bruton Smith
      -----------------             -------------------------------------
                                         O. Bruton Smith
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: November 15, 1999         By:  /s/ Theodore M. Wright
      -----------------              ------------------------------------
                                         Theodore M. Wright
                                     VICE PRESIDENT-FINANCE, CHIEF FINANCIAL
                                     OFFICER, TREASURER AND SECRETARY
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                             SONIC AUTOMOTIVE, INC.
                    FOR THE QUARTER ENDED September 30, 1999

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
-------          -----------------------


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

10.1* Letter Agreement dated as of August 3, 1999 regarding amendment to the Agreement and Plan of Merger dated as of April 6, 1999 by and among Sonic, Manhattan Auto, Inc., Joseph Herson, Mollye Mills, John Jaffe and Richard Mills (the "Manhattan Merger Agreement") (incorporated by reference to
                  Exhibit 4.11 to Sonic's Registration Statement on Form S-3 (Registration No. 333-82615)).

10.2*             Agreement dated as of August 5, 1999 by and among Sonic, O.
                  Bruton Smith and Sonic Financial Corporation relating to transactions contemplated by the Sonic Agreement dated as of June 30, 1999 by and among Sonic, certain subsidiaries of Sonic listed on Schedule A thereto and CAR MMR L.L.C (incorporated by reference to Exhibit 10.5 to Sonic's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999).

10.3 Second Amended and Restated Credit Agreement dated as of July 28, 1999 (the "Credit Agreement") by and among Sonic, as borrower, and Ford Motor Credit Company, as lender.

  10.4 Third Amended and Restated Promissory Note dated as of July 29, 1999 in the amount of $150 million by Sonic, as borrower, in favor of Ford Motor Credit Company, as lender under the Credit Agreement.

  10.5 Asset Purchase Agreement dated September 30, 1999 by and among Sonic, Riverside Chevrolet, Inc. and the stockholders of Riverside Chevrolet, Inc. listed on the signature page thereto.

  10.6 Asset Purchase Agreement dated September 30, 1999 by and among Sonic, Jim Glover Dodge, Inc. and the stockholders of Jim Glover Dodge, Inc. listed on the signature page thereto.

  10.7 Stock Purchase Agreement dated September 30, 1999 by and among Sonic, Riverside Nissan, Inc. and the stockholders of Riverside Nissan, Inc. listed on the signature page thereto.

  10.8 Agreement and Plan of Merger and Reorganization dated as of October 31, 1999 by and among Sonic, FAA Acquisition Corp., FirstAmerica Automotive, Inc. and certain stockholders of FirstAmerica Automotive, Inc. listed on the signature page therein.

    27 Financial data schedule for the nine month period ended September 30, 1999 (filed electronically).

     * Filed Previously