Form 10-K
period 1999-12-31
SONIC AUTOMOTIVE INC
filed 2000-03-30
CIK 1043509

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1999

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


                                               NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                ON WHICH REGISTERED
    ----------------------------------------- ------------------------
      Class A Common Stock, $.01 Par Value    New York Stock Exchange

                                ---------------
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $252,545,000 based upon the closing sales price of the registrant's Class A common stock on March 14, 2000 of $8.625 per share. As of March 14, 2000, there were 31,244,512 shares of Class A common stock, par value $.01 per share, and 12,250,000 shares of Class B common stock, par value $.01 per share, outstanding. Unless otherwise indicated, all other share and share price information contained herein takes into account the effect of the two for one stock split effected as of January 25, 1999 in the form of a 100% stock dividend payable to stockholders of record as of January 4, 1999 (the "Stock Split").

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2000, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS




                                                                                                      PAGE
                                                                                                     -----
PART I
Item 1.  Business ..................................................................................   4
Item 2.  Properties ................................................................................  16
Item 3.  Legal Proceedings .........................................................................  19
Item 4.  Submission of Matters to a Vote of Security Holders .......................................  19
PART II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters .................  20
Item 6.  Selected Financial Data ...................................................................  21
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....  22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ................................  28
Item 8.  Financial Statements and Supplementary Data ...............................................  29
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......  29
PART III
Item 10. Directors and Executive Officers of the Registrant ........................................  30
Item 11. Executive Compensation ....................................................................  30
Item 12. Security Ownership of Certain Beneficial Owners and Management ............................  30
Item 13. Certain Relationships and Related Transactions ............................................  30
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................  31
SIGNATURES .......................................................................................    35
INDEX TO FINANCIAL STATEMENTS ....................................................................    F-1

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) appearing elsewhere herein. This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts but only predictions and generally can be identified by use of statements that include words such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding our intent, belief or current expectations, or those of our directors or officers, with respect to, among other things:

     o our potential acquisitions;

     o trends in our industry;

     o our financing plans;

     o the effect of the Internet on our business and our ability to implement our Internet business strategy;

     o trends affecting our financial condition or results of operations; and

     o our business and growth strategies.

     You are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among others, factors that could materially adversely affect actual results and performance include:

     o local and regional economic conditions in the areas we serve;

     o the level of consumer spending;

     o our relationships with manufacturers;

     o high competition;

     o site selection and related traffic and demographic patterns;

     o inventory management and turnover levels;

     o the effect of the Internet on our business;

     o realization of cost savings; and

     o our success in integrating recent and potential future acquisitions.

                                    PART I

ITEM 1. BUSINESS.

     Sonic Automotive, Inc. was incorporated in the State of Delaware in February 1997. We are the second largest automotive retailer in the United States, as measured by total revenue, currently operating 172 dealership franchises and 30 collision repair centers in 13 states. We own and operate franchises for 31 different brands of cars and light trucks providing comprehensive services including sales of both new and used cars and light trucks, replacement parts and vehicle maintenance, warranty, paint and repair services. We also arrange extended warranty contracts and financing and insurance ("F&I") for our automotive customers. Our growth in operations has been strategically focused on high growth metropolitan markets, predominantly in the Southeast, Southwest and California, that on average are experiencing population growth that exceeds the national average.

      EASTERN DIVISION

o Atlanta
o Baltimore
o Birmingham
o Charleston
o Charlotte
o Chattanooga
o Columbia
o Columbus
o Daytona Beach
o Fort Myers
o Greenville/Spartanburg
o Mobile/Pensacola
o Montgomery
o Nashville
o Tampa/Clearwater
o Washington D.C.


  CENTRAL DIVISION

o Dallas
o Houston
o Tulsa



   WESTERN DIVISION

o Las Vegas
o Los Angeles
o San Diego
o San Francisco
o San Jose/Silicon Valley

   Our leading new vehicle brands accounted for our 1999 revenue as depicted in the following chart:

[Chart appears here with the following plot points:]

                       Percentage of New Vehicle Revenue
                        for Year Ended December 31, 1999

Ford                                       23.2%
Chrysler (Chrysler, Plymouth, Jeep, Dodge) 14.0%
Honda                                       6.7%
General Motors (Buick, Cadillac,
 Chevrolet, Oldsmobile, Pontiac, GMC)      13.5%
BMW                                         9.5%
Toyota                                      7.9%
Nissan                                      3.1%
Lexus                                       3.8%
Other                                      14.1%
Volvo                                       4.2%


     In addition to these brands we also own and operate dealerships representing the following other brands:

  o Acura         o Isuzu        o Mercury        o Range Rover
  o Audi          o KIA          o Mitsubishi     o Subaru
  o Hyundai       o Lincoln      o Porsche        o Volkswagen
  o Infiniti      o Mercedes

     Each of our dealership locations throughout our metropolitan markets provides similar products and services, including (1) new car sales, (2) used car sales, (3) parts, service and repair, and (4) finance and insurance services. As compared to automotive manufacturers, we and other automotive retailers exhibit relatively low earnings volatility. This is primarily due to the differing expense structures between automotive manufacturers and retailers. Roughly 70% of manufacturers' expenses are fixed due to factory overhead and union contracts, whereas only approximately 32% of our expenses for the year ended December 31, 1999 were fixed (primarily rent and salaries). The majority of our variable expenses relates to sales commissions, advertising and floor plan interest expense, and therefore can be adjusted as demand patterns change. We believe the diversity of our revenue sources and profitability as a full service automotive dealership and our flexible expense structure should serve to mitigate the effects of economic cycles and seasonal influences. The following charts depict the diversity of our revenue and gross profit for the year ended December 31, 1999:

[Charts appear here with the following plot points:]

                              Revenue           Gross Profit
Parts, Service & Repair         11%                  34%
New Cars                        59%                  36%
F&I                              2%                  15%
Used Cars                       28%                  15%



BUSINESS STRATEGY

     o FURTHER DEVELOP STRATEGIC MARKETS. We intend to continue to capitalize on the ongoing consolidation of the highly fragmented automotive retailing industry. We generally seek to acquire larger, well managed multiple franchise dealerships or multiple dealership groups located in metropolitan or high growth suburban markets; and smaller, single franchise dealerships that will allow us to capitalize upon professional management practices and provide greater breadth of products and services in our markets. We believe that attractive acquisition opportunities continue to exist for dealership groups with significant capital and experience in identifying, acquiring and professionally managing dealerships. The automotive retailing industry is still highly fragmented, with the largest 100 dealer groups generating less than 10% of the industry's $650 billion of total automobile sales in 1998 and controlling less than 5% of all new vehicle dealerships in the United States. We believe our "hub and spoke" acquisition strategy will allow us to capitalize on economies of scale, offer a greater breadth of products and services and increase brand diversity. We intend to acquire dealerships that have underperformed the industry average but carry attractive product lines or have attractive locations and would immediately benefit from our professional management.

     o INCREASE SALES OF HIGHER MARGIN PRODUCTS AND SERVICES. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

   RETAIL USED VEHICLES: Retail used vehicle sales typically generate higher gross margins than new vehicle sales due to limited comparability among used vehicles and the somewhat subjective nature of their valuation. Our experience indicates that there are opportunities at acquired dealerships to improve all aspects of used vehicle operations and used vehicle inventory control. Retail used vehicle unit sales as a percentage of our new and used vehicle unit sales increased to 37.4% for the year ended December 31, 1999, from 37.2% for the year ended December 31, 1998. On a same store basis, retail used vehicle unit sales increased 12.9% to 24,560 for the year ended December 31, 1999 as compared to the same period in 1998.

   FINANCE AND INSURANCE: We currently offer a wide range of nonrecourse financing, leasing and insurance products to our customers as each sale of a new or used vehicle provides us the opportunity to earn financing fees and to sell extended warranty service contracts. We believe there are opportunities at acquired dealerships to increase earnings from the sale of financing and insurance as well as warranties. As a result of our size and scale, we have negotiated increased commissions on the origination of customer vehicle financing and insurance policies, which resulted in incremental F&I commissions of $5.6 million for the year ended December 31, 1999. On a per vehicle basis, our F&I revenue has increased 27.2% to $654. On a same store basis, F&I revenue has increased 41% to $44.1 million for the year ended December 31, 1999 as compared to the same period in 1998.

   SERVICE AND PARTS: Each of our dealerships offers a fully integrated service and parts department. We believe there are opportunities to increase the number of service customers we retain at our dealerships through continued emphasis on customer service. On a same store basis, service and parts revenue has increased 10.1% to $150.7 million for the year ended December 31, 1999 as compared to the same period in 1998.

     o UTILIZE THE INTERNET TO DRIVE SALES. We intend to continue to utilize technology and services available to customers over the Internet to drive sales. We intend to further distinguish our SonicAutomotive.com web site by expanding capabilities to provide effectively captive referral leads to our dealership network. To drive significant customer traffic to our site, we plan to incorporate our SonicAutomotive.com URL into our $75 million annual print, radio and television advertising efforts for our dealerships.

     Our acquisition of FirstAmerica enhanced our Internet presence with the addition of AnyAuto.com. We intend to reposition the AnyAuto.com web site into our own on-line direct service to compete with on-line auto brokers such as CarsDirect.com. Our ability to source new vehicles from our extensive network of 172 dealership franchises provides a substantial competitive advantage over on-line auto brokers who must purchase new vehicles at a mark-up from a franchised dealership. We offer the additional advantage of providing service, warranty and extensive financing alternatives to our AnyAuto.com customers, further differentiating our capabilities from on-line auto brokers.

     While we believe the established local "bricks and mortar" dealership will continue to serve as the primary point of purchase of automobiles for consumers for the foreseeable future, we believe the Internet can be a low-cost source of customer leads for our dealers and an effective means of providing marketing information and other services to existing and potential customers.

     o EMPHASIZE EXPENSE CONTROL. We continually focus on controlling expenses and expanding margins at the dealerships we acquire and integrate into our organization. Approximately 68% of our operating costs for the year ended December 31, 1999 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable costs, such as advertising (9% of operating costs) and compensation (46%) expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. In addition, management compensation is tied to individual dealership profitability and stock price appreciation through stock options. Our selling, general and administrative expense as a percentage of revenue was 9.8% for the year ended December 31, 1999 compared to an average of 10.6% for the other four largest publicly-traded automobile retailers.

     o TRAIN, DEVELOP AND MOTIVATE QUALIFIED MANAGEMENT. We believe that our well-trained dealership personnel are key to our long-term prospects. We require all of our employees, from service technicians to regional vice presidents, to participate in in-house training programs. We believe that our comprehensive training of all employees and professional, multi-tiered management structure provide us with a competitive advantage over other dealership groups. This training and organizational structure provides high-level supervision over the dealerships, accurate financial reporting and the ability to maintain effective controls as we expand. In order to motivate management, we employ an incentive compensation program for each officer, vice president and dealer operator, a portion of which is provided in the form of Sonic stock options with additional incentives based on the performance of individual profit centers. We believe that this organizational structure, together with the opportunity for promotion within our large organization and for equity participation, serve as a strong motivation for our employees.

     o ACHIEVE HIGH LEVELS OF CUSTOMER SATISFACTION. We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles in a positive, "consumer friendly" buying environment. Some manufacturers offer specific performance incentives on a per vehicle basis if certain CSI levels (which vary by manufacturer) are achieved by a dealer. In addition, all manufacturers consider CSI scores in approving acquisitions. In order to keep management focused on customer satisfaction, we include CSI results as a component of our incentive compensation programs.


DEALERSHIP MANAGEMENT

     Sonic manages its business based on individual dealership operations. Operations of the dealerships are overseen by Regional Vice Presidents, who report to the Division Vice President for a particular division. Our divisions consist of the Eastern Division, the Central Division and the Western Division, with each of the Division Vice Presidents reporting to the Executive Vice President of Retail Operations.

     Each of our dealerships is managed by a dealer operator who is responsible for the operations of the dealership and the dealership's financial and customer satisfaction performance. The dealer operator is responsible for selecting, training and retaining dealership personnel. All dealer operators report to Sonic's Regional Vice Presidents.

     Each dealer operator is complemented by a team which includes two senior managers who aid in the operation of the dealership. The general sales manager is primarily responsible for the operations, personnel, financial performance and customer satisfaction performance of the new vehicle sales, used vehicle sales, and finance and insurance departments. The parts and service director is primarily responsible for the operations, personnel, financial and customer satisfaction performance of the service, parts and collision repair departments (if applicable). Each of the departments of the dealership typically has a manager who reports to the general sales manager or parts and service director.

     Sonic's dealer operators are also supported by National Directors of Fixed Operations, Field Operations, Sales and Finance & Insurance, respectively. Each of these National Directors review the operations and practices of our dealerships in these specialized areas and assist the dealer operators in implementing organizational best practices. The National Directors of Fixed Operations and of Finance & Insurance are each supported by Regional Directors specializing in these disciplines.


NEW VEHICLE SALES

     As of December 31, 1999, Sonic sold 31 brands of cars and light trucks. The products have a broad range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that our brand, product and price diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. Approximately 23.6% of new vehicle sales during the year ended December 31, 1999 were luxury brands (for example, Mercedes, Lexus, BMW, Cadillac, Infiniti and Volvo).

     The following table presents information with respect to Sonic's new vehicle sales:



                                   YEAR ENDED DECEMBER 31,
                        ---------------------------------------------
                             1997           1998            1999
                        -------------  -------------  ---------------
                                   (DOLLARS IN THOUSANDS)
Unit sales ............      15,715         41,592           79,294
Sales revenue .........   $ 343,941      $ 962,939      $ 1,968,514
Gross profit ..........   $  26,427      $  75,494      $   161,205
Gross margin ..........         7.7%           7.8%             8.2%

     New vehicle sales include retail lease transactions and lease-type transactions, both of which are arranged by Sonic. New vehicle leases generally have short terms. Lease customers, therefore, return to the new vehicle market more frequently. Leases also provide a source of late-model, generally low mileage vehicles for our used vehicle inventory. Generally, leased vehicles are under warranty for the entire lease term, which allows us to provide repair service to the lessee throughout the term of the lease.


USED VEHICLE SALES

     Sonic sells a broad variety of makes and models of used cars, vans, trucks and sport utility vehicles. Used vehicles are obtained by us through customer trade-ins, at "closed" auctions which may be attended only by new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions which offer repossessed vehicles and vehicles sold by other dealers. We sell our used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which remain unsold for a specified period of time, to other dealers or wholesalers. Sales to other dealers or wholesalers are frequently close to or below cost and therefore negatively affect our gross margin on used vehicle sales.

     The following table sets forth information on Sonic's used vehicle sales:



                                           YEAR ENDED DECEMBER 31,
                                  ------------------------------------------
                                      1997           1998           1999
                                  ------------  -------------  -------------
                                            (DOLLARS IN THOUSANDS)
Retail unit sales ...............     6,712         24,591         47,345
Retail sales revenue ............   $85,132       $324,740       $684,560
Retail gross profit .............   $ 7,294       $ 34,826       $ 72,627
Retail gross margin .............       8.6%          10.7%          10.6%
Wholesale unit sales ............     7,287         21,886         39,834
Wholesale sales revenue .........   $38,785       $119,351       $250,794
Wholesale gross profit ..........   $  (599)      $ (1,166)      $ (3,734)
Wholesale gross margin ..........      (1.5)%         (1.0)%         (1.5)%
Total unit sales ................    13,999         46,477         87,179
Total revenue ...................   $123,917      $444,091       $935,354
Total gross profit ..............   $ 6,695       $ 33,660       $ 68,893
Total gross margin ..............       5.5%           7.6%           7.4%

SERVICE AND PARTS SALES

     Sonic provides service and parts at each of our franchised dealerships. We also provide maintenance and repair services at each of our franchised dealerships, offering both warranty and non-warranty services. Service and parts sales provide higher gross margins than vehicle sales.

     The following table sets forth information regarding Sonic's service and parts sales:


                                 YEAR ENDED DECEMBER 31,
                        ------------------------------------------
                            1997           1998           1999
                        ------------  -------------  -------------
                                  (DOLLARS IN THOUSANDS)
Sales revenue .........   $ 51,033      $ 146,456      $ 333,161
Gross profit ..........   $ 18,118      $  62,152      $ 139,738
Gross margin ..........       35.5%          42.4%          41.9%

COLLISION REPAIR

     As of December 31, 1999, Sonic operated collision repair centers, or body shops, at 29 locations. Our collision repair business provides favorable margins and, similar to service and parts, is not significantly affected by business cycles or consumer preferences. In addition, because of the higher cost of used vehicles, insurance adjusters are more hesitant to declare a vehicle a total loss, resulting in more significant, and higher cost, repair jobs.

     The following table sets forth information regarding Sonic's collision repair operations:



                                YEAR ENDED DECEMBER 31,
                        ---------------------------------------
                            1997         1998          1999
                        -----------  ------------  ------------
                                (DOLLARS IN THOUSANDS)
Sales revenue .........   $ 6,504      $ 16,204      $ 31,023
Gross profit ..........   $ 3,092      $  8,114      $ 14,933
Gross margin ..........      47.5%         50.0%         48.1%

FINANCE AND INSURANCE

     Sonic offers its customers a wide range of financing and leasing alternatives for the purchase of vehicles. In addition, as part of each sale, we also offer customers credit life, accident and health and disability insurance to cover the financing cost of their vehicle, as well as warranty or extended service contracts.

     We assign our vehicle financing contracts and leases to other parties, instead of directly financing sales, which reduces our exposure to loss from financing activities. Sonic receives a commission from the lender for originating and assigning the loan or lease but is assessed a chargeback fee by the lender if a loan is canceled, in most cases, within 90 days of making the loan. Early cancellation can result from early repayment because of refinancing of the loan, the sale or trade-in of the vehicle, or default on the loan. We establish an allowance to absorb estimated chargebacks and refunds. Finance and insurance commission revenue is recorded net of such chargebacks. Commission expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue.

     The following table sets forth information regarding Sonic's finance and insurance operations:



                                     YEAR ENDED DECEMBER 31,
                             ----------------------------------------
                                 1997          1998          1999
                             ------------  ------------  ------------
                                      (DOLLARS IN THOUSANDS)
Commission revenue .........   $ 10,606      $ 34,011      $ 82,771
Gross profit ...............   $  8,856      $ 28,022      $ 69,654
Gross margin ...............       83.5%         82.4%         84.2%

SALES AND MARKETING

     Sonic's marketing and advertising activities vary among our dealerships and among our markets. We advertise primarily through television, newspapers, radio and direct mail and regularly conduct special promotions designed to focus vehicle buyers on our product offerings. We also utilize computer technology to aid sales people in prospecting for customers. Under arrangements with certain manufacturers, we receive a subsidy for a portion of our advertising expenses incurred in connection with a manufacturer's vehicles. We also utilize the SonicAutomotive.com internet web site to refer customers to our individual dealerships for sales of new and used vehicles, servicing of vehicles and financing alternatives. We plan to incorporate the SonicAutomotive.com URL into the print, radio and television advertising efforts for our dealerships in order to drive significant customer traffic to the SonicAutomotive.com web site. Sonic's internet sales efforts also involve utilizing our AnyAuto.com web site as our own on-line direct service to compete with other on-line auto brokers.


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

     Many automobile manufacturers have developed policies regarding public ownership of dealerships. We believe that these policies will continue to change as more dealership groups sell their stock to the public, and as the established, publicly-owned dealership groups acquire more franchises. To the extent that new or amended manufacturer policies restrict the number of dealerships which may be owned by a dealership group, or the transferability of Sonic's common stock, such policies could have a material adverse effect on us. Sonic believes that it will be able to renew at expiration all of its existing franchise agreements.

     In the course of acquiring Jaguar franchises in Chattanooga and Greenville, Jaguar declined to consent to our proposed acquisitions of these franchises. In settling legal actions brought against Jaguar by the seller of the Chattanooga Jaguar franchise, Sonic agreed with Jaguar not to acquire any Jaguar franchise until August 3, 2001.

     o Under Sonic's agreement with Ford, Ford may cause Sonic to sell or resign from one or more of Sonic's Ford, Lincoln or Mercury franchises if any person or entity acquires securities having 50% or more of the voting power of Sonic's securities.

     o Under Sonic's Dealer Agreements with Toyota and Infiniti, Toyota and Infiniti have the right to approve any ownership or voting rights of Sonic of 20% or greater by any individual or entity.

     o Under Sonic's agreement with Honda, Honda may force the sale of one or more of Sonic's Honda or Acura franchises if (1) an automobile manufacturer or distributor acquires securities having 5% or more of the voting power of Sonic's securities, (2) an individual or entity that has either a felony criminal record or a criminal record based solely in connection with dealings with an automobile manufacturer, distributor or dealership acquires securities having 5% or more of the voting power of Sonic's securities or (3) any individual or entity acquires securities having 20% or more of the voting power of Sonic's securities and Honda reasonably deems such acquisition to be detrimental to Honda's interests in any material respect.

     o Volkswagen has approved the sale of no more than 25% of the voting control of Sonic, and any future changes in ownership or transfers among Sonic's current stockholders that could effect the voting or managerial control of Sonic's Volkswagen franchisee subsidiaries requires the prior approval of Volkswagen.

     o Similarly, Chrysler has approved of the public sale of only 50% of our common stock and requires prior approval of any future sales that would result in a change in voting or managerial control of Sonic.

     o Mercedes requires 60 days advance notice to approve any acquisition of 20% or more of Sonic's voting securities.

     o Other manufacturers may impose similar restrictions.

     Many states, including Alabama, California, Florida, Georgia, Maryland, Nevada, Ohio, Tennessee and Texas, have placed limitations upon manufacturers' and distributors' ability to sell new motor vehicles directly to customers in their respective states in an effort to protect dealers from unfair competition. In general, these statutes make it unlawful for a manufacturer or distributor to compete with a new motor vehicle dealer in the same line-make operating under an agreement or franchise from the manufacturer or distributor in the relevant market area. However, a manufacturer or distributor is not deemed to be competing when:

   1. operating a dealership either temporarily or for a reasonable period;

   2. in a bona fide retail operation which is for sale; or

   3. in a bona fide relationship in which an independent person has made a significant investment subject to loss in the dealership and can reasonably expect to acquire full ownership of such dealership on reasonable terms and conditions.

     Certain states, such as Florida, Georgia and North Carolina, limit the amount of time that a manufacturer may temporarily operate a dealership to one year. Further, certain states require a person who is attempting to acquire a dealership from a manufacturer or distributor to invest a specified amount of money in the dealership.

     There are other exceptions to this prohibition on direct sales to customers that vary from state to state. For instance, certain states such as North Carolina allow manufacturers to own, operate or control dealerships if they have been engaged in the retail sale of motor vehicles through the dealership for a continuous period of time prior to a certain date and if no other independent dealer is available in the relevant market to own and operate the franchise. Further, other states such as Tennessee allow manufacturers to sell trucks of certain weights directly to customers if the manufacturer has been selling these trucks at retail for a continuous period of time prior to a grandfathering date.

     In addition to these direct selling prohibitions, there are other state laws that offer dealers protection from manufacturers. In particular, all of the states in which Sonic dealerships currently do business require manufacturers to show "good cause" for terminating or failing to renew a dealer's franchise agreement. Further, each of the states provides some method for dealers to challenge manufacturers' attempts to establish dealerships of the same line-make in their relevant market area. A summary of the relevant states' laws regarding manufacturer/dealer relations is set forth below:

     ALABAMA. Alabama law prohibits manufacturers from terminating or refusing to continue or renew a franchise agreement except for "good cause." "Good cause" to discontinue a relationship may exist if, for example, a dealer violates a material term of, or fails to perform its duties under, a franchise agreement. In addition, a manufacturer is prohibited from interfering with the transfer of a dealership unless the transfer is to a person who would not qualify for a dealer's license under Alabama law. Finally, a manufacturer may not unreasonably establish a new dealership within the market area of an existing dealer. A manufacturer who violates Alabama law may be required to pay the dealer for the damages incurred, as well as the costs of suing the manufacturer for damages including attorneys fees.

     CALIFORNIA. California law requires a manufacturer who wishes to terminate or refuse to continue any existing franchise to provide written notice to the franchisee and to California's New Motor Vehicle Board. If the dealer protests, the manufacturer will be required to show the board that there is good cause for termination. Possible reasons for termination include transfer of any ownership or interest in the franchise without the consent of the franchisor (which consent cannot be unreasonably withheld), misrepresentation by the franchisee in applying for the franchise, insolvency of the franchisee and failure of the dealer to conduct its customary sales and service operations during its customary hours of business for 7 consecutive business days. If a manufacturer wants to establish an additional motor vehicle dealership within a relevant market area where the same line-make is then represented or seeks to relocate an existing motor vehicle dealership, the manufacturer must notify the New Motor Vehicle Board and each franchisee in that line make in the relevant area. The franchisee may then file a protest to the establishing or relocating of the dealership. The franchisee has the burden of proof to show that there is good cause not to allow the establishment or relocation of the additional motor vehicle dealership.

     FLORIDA. Under Florida law, notwithstanding any contrary terms in a dealer agreement, manufacturers may not unreasonably withhold approval for the sale of a dealership. Acceptable grounds for disapproval include material shortcomings in the character, financial condition or business experience of the proposed transferee. In addition, dealerships may challenge manufacturers' attempts to establish new dealerships in the dealer's markets, and state regulators may deny applications to establish new dealerships for a number of reasons, including a determination that the manufacturer is adequately represented in the area. Manufacturers must have "good cause" for any termination or failure to renew a dealer agreement, and an automaker's license to distribute vehicles in Florida may be revoked if, among other things, the automaker has forced or attempted to force an automobile dealer to accept delivery of motor vehicles not ordered by that dealer.

     GEORGIA. Georgia law provides that no manufacturer may arbitrarily reject a proposed change of control or sale of an automobile dealership, and any manufacturer challenging such a transfer of a dealership must provide written reasons for its rejection to the dealer. Manufacturers bear the burden of proof to show that any disapproval of a proposed transfer of a dealership is not arbitrary. If a manufacturer terminates a franchise agreement due to a proposed transfer of the dealership or for any other reason not considered to constitute good cause under Georgia law, such termination will be ineffective. As an alternative to rejecting or accepting a proposed transfer of a dealership or terminating the franchise agreement, Georgia law provides that a manufacturer may offer to purchase the dealership on the same terms and conditions offered to the prospective transferee.

     MARYLAND. Under Maryland law, it is unlawful for a manufacturer to terminate, cancel or fail to renew the franchise of a dealer unless the dealer has failed to comply substantially with the reasonable requirements of the franchise and the manufacturer has given the dealer notice. If a dealer receives written notice that his franchise is being terminated, canceled or not renewed, he may request a hearing to determine whether he had failed to comply substantially with the reasonable requirements of the franchise. A manufacturer in Maryland that terminates, cancels or fails to renew the franchise of a dealer in violation of the law must pay the dealer the fair value of his business as a going concern. On payment, the dealer is required to convey his business, free of liens and encumbrances, to the manufacturer.

     NEVADA. Nevada law makes it unlawful for a manufacturer to terminate or refuse to continue any franchise unless it has received the written consent of the dealer or it gives written notice of its intention to the dealer and Nevada and either the dealer does not file a protest; or after the dealer has filed a protest and the state has conducted a hearing on the matter, the state issues an order authorizing the manufacturer to terminate the franchise or permit it to lapse. Possible grounds for termination of a franchise include transfer of an ownership or interest in a dealership without the consent of the manufacturer unless the consent has been unreasonably withheld, material misrepresentation by the dealer in applying for franchise, insolvency of the dealer, revocation of a dealer's license, conviction of the dealer for a felony, any unfair business practice by the dealer after the manufacturer has issued a written warning to the dealer to desist from that practice, or closure by the dealer for a period of longer than 14 days unless the closure was beyond the dealer's control. In Nevada, a manufacturer may not enter into a franchise which would establish an additional dealership within the relevant market area of another dealer in the same line and make of vehicles unless the manufacturer has given written notice to each dealer in the same line in the relevant market area and either none of the dealers protest or after a protest is filed the state finds that there is not good cause for preventing the intended establishment or relocation of a dealership and issues an order authorizing the manufacturer or distributor to establish the additional dealership.

     NORTH CAROLINA. Under North Carolina law, it is unlawful for a manufacturer to prevent or refuse to approve the sale or transfer of the ownership of a dealership or a change in the executive management of a dealership or the relocation of a dealership to another site within the dealership's relevant market area, if the Commissioner had determined, if requested in writing by the dealer within 30 days after receipt of an objection to the proposed transfer, sale, assignment, relocation or change, and after a hearing on the matter, that the failure to permit or honor the sale, transfer, assignment relocation or change is unreasonable under the circumstances.

     OHIO. Under Ohio law, a dealer must obtain manufacturer approval before it can sell or transfer an interest in a dealership. The manufacturer may only prohibit the sale or transfer, however, for "good cause" after considering, among other things, the proposed new owner's business experience and financing. Similarly, a manufacturer may terminate or refuse to continue or renew a franchise agreement only for "good cause" considering, for example, the dealership's sales, the dealer's investment in the business, and the dealer's satisfaction of its warranty obligations. Finally, a manufacturer may not site a new dealership in a relevant market area without either the consent of the local dealers or by showing "good cause." Dealers may protest a manufacturer's actions to the Ohio Motor Vehicle Dealers Board, and eventually the courts, if there is no "good cause" for the transfer restriction or termination or siting of a new dealership. If the manufacturer violates Ohio's automobile franchise law, a dealer may be entitled to double its actual damages, as well as court costs and attorneys fees, from a manufacturer.

     OKLAHOMA. Under Oklahoma law, it is unlawful for a manufacturer to terminate, cancel or fail to renew any franchise with a licensed new motor vehicle dealer unless the manufacturer has provided notice to the dealer and has good cause for cancellation, termination or nonrenewal. Furthermore, if a manufacturer seeks to enter into a franchise establishing a new motor vehicle dealership or relocating an existing new motor vehicle dealership within or into a relevant market area where the same line-make is then represented, the manufacturer must provide notice to the dealer and the dealer may file a protest. Finally, a dealer proposing a sale, transfer or assignment of a franchise agreement or the business and assets of a dealership or an interest in a dealership to another person must notify the manufacturer. The manufacturer may not unreasonably withhold approval.

     SOUTH CAROLINA. South Carolina law forbids a manufacturer from imposing unreasonable restrictions on a dealer's rights to transfer, sell, or renew a franchise agreement unless the dealer is compensated. A manufacturer may not terminate or refuse to renew a franchise agreement without due cause. Further, although a dealer must obtain the manufacturer's consent to transfer a dealership, the manufacturer may not unreasonably withhold its consent. Finally, manufacturers are generally prohibited from acting in bad faith or engaging in arbitrary or unconscionable conduct. Manufacturers who violate South Carolina's law may be liable for double the actual damages incurred by the dealer and/ or punitive damages in limited circumstances.

     TENNESSEE. Under Tennessee law, a manufacturer may not modify, terminate or refuse to renew a franchise agreement with a dealer except for good cause, as defined in the governing Tennessee statutes. Further, a manufacturer may be denied a Tennessee license, or have an existing license revoked or suspended if the manufacturer modifies, terminates, or suspends a franchise agreement due to an event not constituting good cause. Good cause includes material shortcomings in the character, financial condition or business experience of the dealer. A manufacturer's Tennessee license may also be revoked if the manufacturer prevents or attempts to prevent the sale or transfer of the dealership by unreasonably withholding consent to the transfer.

     TEXAS. Under Texas law, despite the terms of contracts between manufacturers and dealers, manufacturers may not unreasonably withhold approval of a transfer of a dealership. It is unreasonable under Texas law for a manufacturer to reject a prospective transferee of a dealership who is of good moral character and who otherwise meets the manufacturer's written, reasonable and uniformly applied standards or qualifications relating to the prospective transferee's business experience and financial qualifications. In addition, under Texas law, franchised dealerships may challenge manufacturers' attempts to establish new franchises in the franchised dealers' markets, and state regulators may deny applications to establish new dealerships for a number of reasons, including a determination that the manufacturer is adequately represented in the region. Texas law limits the ability of manufacturers to terminate or fail to renew franchises. In addition, other laws in Texas limit the ability of manufacturers to withhold their approval for the relocation of a franchise or require that disputes be arbitrated. In addition, a manufacturer's license to distribute vehicles in Texas may be revoked if, among other things, the manufacturer has forced or attempted to force an automobile dealer to accept delivery of motor vehicles not ordered by that dealer.

     VIRGINIA. Virginia law states that it is unlawful for a manufacturer to prevent or refuse to approve the sale or transfer of the ownership of a dealership unless the manufacturer provides written notice and the refusal is reasonable. It is unlawful for a manufacturer to grant an additional franchise for a particular line-make of motor vehicle in a relevant market area in which a dealer or dealers of that line-make are already located unless the manufacturer has first advised in writing all other dealers in the line-make in the area. A dealer may request a hearing where a determination will be made as to whether the market will support all of the dealers in that line-make in the area. It is unlawful for a manufacturer to terminate, cancel or refuse to renew the franchise of any dealer without good cause and unless the dealer has received written notice of the manufacturer's intentions and the state has determined, if requested in writing by the dealer, that there is good cause for the termination. In the event of a proposed sale or transfer of a dealership, the manufacturer has a right of first refusal to acquire the new vehicle dealer's assets or ownership, subject to certain exceptions.


     COMPETITION

     The retail automotive industry is a highly competitive business with over 22,400 franchised automobile dealerships in the United States at the beginning of 1999. Depending on the geographic market, Sonic competes both with dealers offering the same brands and product lines as Sonic and dealers offering other automakers' vehicles. We also compete for vehicle sales with auto brokers and leasing companies, and with internet companies who provide customer referrals to other dealerships or who broker vehicle sales between customers and other dealerships. We compete with small, local dealerships and with large multi-franchise auto dealerships. Some of our competitors are larger and have greater financial and marketing resources and are more widely known than us. Some of our competitors also may utilize marketing techniques, such as the Internet or "no negotiation" sales methods, not extensively used by us.

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

     In arranging or providing financing for our customers' vehicle purchases, we compete with a broad range of financial institutions. In addition, financial institutions are now offering F&I products through the Internet, which may reduce our profits on these items. We believe that the principal competitive factors in providing financing are convenience, interest rates and contract terms.

     Our success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. We sell our vehicles in the Atlanta, Baltimore, Birmingham, Charleston, Charlotte, Chattanooga, Columbia, Columbus, Dallas, Daytona Beach, Ft. Myers, Greenville/Spartanburg, Houston, Las Vegas, Los Angeles, Mobile/Pensacola, Montgomery, Nashville, San Diego, San Francisco, San Jose/Silicon Valley, Tampa/Clearwater, Tulsa and Washington, D.C. markets. Conditions and competitive pressures affecting these markets, such as price-cutting by dealers in these areas, or in any new markets we enter, could adversely affect us, although the retail automobile industry as a whole might not be affected.


GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

     A number of regulations affect Sonic's business of marketing, selling, financing and servicing automobiles. Sonic also is subject to laws and regulations relating to business corporations generally.

     Under Alabama, California, Florida, Georgia, Maryland, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Virginia law as well as the laws of other states into which we may expand, we must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. These laws also regulate our conduct of business, including our advertising and sales practices. Other states may have similar requirements.

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

     Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales. Federal, state and local environmental regulations, including regulations governing air and water quality, the clean-up of contaminated property and the use, storage, handling, recycling and disposal of gasoline, oil and other materials, also apply to us and our dealership properties.

     We believe that we comply in all material respects with the laws affecting our business. Possible penalties for violation of any of these laws include revocation of our licenses and fines. In addition, many laws may give customers a private cause of action.

     As with automobile dealerships generally, and service parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes and other environmentally sensitive materials. Our business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing such substances or wastes. Accordingly, we are subject to regulation by federal, state and local authorities which establish health and environmental quality standards, provide for liability related to those standards, and in certain circumstances provide penalties for violations of those standards. We are also subject to laws, ordinances and regulations governing remediation of contamination at facilities we own or operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal.

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


EXECUTIVE OFFICERS AND DIRECTORS; KEY PERSONNEL OF THE REGISTRANT
     Sonic's executive officers, directors and key personnel, and their ages as of the date of this Form 10-K, are as follows:


NAME                  AGE   POSITION(S) WITH SONIC
-----                -----  ----------------------
O. Bruton Smith .....  73   Chairman, Chief Executive Officer and Director*
Thomas A. Price .....  56   Vice Chairman and Director*
B. Scott Smith ......  32   President, Chief Operating Officer and Director*
Theodore M. Wright ..  37   Chief Financial Officer, Vice President, Treasurer
                            and Director*
Jeffrey C. Rachor ...  38   Executive Vice President of Retail Operations and Director*
Mark J. Iuppenlatz ..  40   Vice President of Corporate Development*
William R. Brooks ...  50   Director
William P. Benton ...  76   Director
William I. Belk .....  50   Director
H. Robert Heller ....  60   Director

---------
* Executive Officer
     O. Bruton Smith has been the Chairman, Chief Executive Officer and a director of Sonic since its organization in 1997, and he currently is a director and executive officer of each of Sonic's dealerships. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith has agreed to stand for reelection as a Sonic director at the 2000 annual stockholders meeting. Mr. Smith is also the chairman and chief executive officer, a director and controlling shareholder of Speedway Motorsports, Inc. ("SMI"). SMI is a public company traded on the NYSE. Among other things, it owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Lowe's Motor Speedway at Charlotte, Las Vegas Motor Speedway, Sears Point Raceway and Texas Motor Speedway. He is also the executive officer and a director of each of SMI's operating subsidiaries. Under his employment agreement with Sonic, Mr. Smith is required to devote approximately 50% of his business time to Sonic's business.
     Thomas A. Price was appointed Vice Chairman and a director of Sonic on January 1, 2000. Mr. Price's term as a director of Sonic will expire at the 2002 annual meeting of stockholders. Before joining Sonic, Mr. Price was chairman of the FirstAmerica Automotive board of directors since August 1999 and had been FirstAmerica's Chief Executive Officer, President and a director since September 1996. From March 1976 to June 1997, Mr. Price owned and operated nine vehicle dealerships. Mr. Price has worked in the automotive industry since 1963 in various capacities including marketing and field assignments at Ford Motor Company. Mr. Price is currently a member of the Lexus National Dealer Advisory Board and he is a charter member of the J.D. Power Superdealer Roundtable.
     B. Scott Smith has been the President and Chief Operating Officer of Sonic since April 1997 and a Sonic director since its organization in 1997. Mr. Smith also serves as a director and executive officer of many of Sonic's subsidiaries. Mr. Smith, who is the son of Bruton Smith, has been an executive officer of Town and Country Ford since 1993, and was a minority owner of both Town and Country Ford and Fort Mill Ford before Sonic's acquisition of those dealerships in 1997. Mr. Smith became the General Manager of Town & Country
Ford in November 1992 where he remained until his appointment to President and Chief Operating Officer of Sonic in April 1997. Mr. Smith's term as a director of Sonic will expire at the 2001 annual stockholders meeting.
     Theodore M. Wright has been the Chief Financial Officer, Vice President and Treasurer of Sonic since April 1997, and a Sonic director since June 1997. Mr. Wright also serves as a director and executive officer of many of Sonic's subsidiaries. Before joining Sonic, Mr. Wright was a Senior Manager and in charge of the Columbia, South Carolina office of Deloitte & Touche LLP. Before joining the Columbia office, Mr. Wright was a Senior Manager in Deloitte & Touche LLP's National Office Accounting Research and SEC Services Departments from 1994 to 1995. From 1992 to 1994, Mr. Wright was an audit manager with Deloitte & Touche LLP. Mr. Wright's term as a director of Sonic will expire at the 2002 annual stockholders meeting.
     Jeffrey C. Rachor is Sonic's Executive Vice President of Retail Operations. In May 1999, Mr. Rachor was appointed a director of Sonic and promoted to executive officer status. He originally joined Sonic as its Regional Vice President -- Mid-South region upon Sonic's 1997 acquisition of dealerships in Chattanooga, Tennessee and was subsequently promoted to Vice President of Retail Operations in September 1998. Mr. Rachor has agreed to stand for reelection as a

Sonic director at the 2000 annual meeting of stockholders. Mr. Rachor has over 14 years experience in automobile retailing and was the chief operating officer of the Chattanooga dealerships from 1989 until their acquisition by Sonic in 1997. During this period, Mr. Rachor has also served at various times as the general manager of Toyota, Saturn and Chrysler-Plymouth-Jeep-Eagle dealerships. Before then, Mr. Rachor was an assistant regional manager with American Suzuki Motor Corporation from 1987 to 1989 and a metro sales manager and a district sales manager with GM's Buick Motor Division from 1983 to 1987.

     Mark J. Iuppenlatz has been Sonic's Vice President of Corporate Development since August 1999. Before joining Sonic, Mr. Iuppenlatz served as the Executive Vice President -- Acquisitions and Chief Operating Officer of Mar Mar Realty Trust, a real estate investment trust specializing in sale/leaseback financing of automotive-related real estate, from September 1998 to August 1999. From 1996 to September 1998, Mr. Iuppenlatz was employed by Brookdale Living Communities, Inc., a publicly-traded company, where he was responsible for conducting that company's development operations. From 1994 to 1996, he served as Vice President of Schlotzky's, Inc., a publicly-traded company, where his responsibilities included the development of over 30 new restaurant locations in more than 10 states. From 1991 to 1994, Mr. Iuppenlatz served in Spain as the director of marketing and the assistant director of development for Kepro S.A., an affiliate of The Prime Group. During his service with Kepro S.A, Mr. Iuppenlatz was responsible for the marketing and development of a mixed use planned development comprised of 22 office buildings, a 2.0 million square foot shopping mall, apartments, cultural facilities and a major urban park. From 1989 to 1991, Mr. Iuppenlatz served as the director of leasing for The Prime Group in Chicago, where his responsibilities included the marketing, negotiating and closing of lease agreements for commercial space in a 1.0 million square foot office tower.

     William R. Brooks has been a director of Sonic since its formation. Mr. Brooks also served as Sonic's initial Treasurer, Vice President and Secretary from its organization in February 1997 to April 1997 when Mr. Wright was appointed to those positions. Since December 1994, Mr. Brooks has been the vice president, treasurer, chief financial officer and a director of SMI. Mr. Brooks also serves as an executive officer and a director for various operating subsidiaries of SMI. Before the formation of SMI in December 1994, Mr. Brooks was the vice president of the Charlotte Motor Speedway and a vice president and a director of Atlanta Motor Speedway. Mr. Brooks joined Sonic Financial Corporation, an entity controlled by Bruton Smith, from Price Waterhouse in 1983. At Sonic Financial Corporation, he was promoted from manager to controller in 1985 and again to chief financial officer in 1989. Mr. Brooks has agreed to stand for reelection as a Sonic director at the 2000 annual stockholders meeting.
     William P. Benton became a director of Sonic in December 1997. Since January 1997, Mr. Benton has been the executive director of Ogilvy & Mather, a world-wide advertising agency. Mr. Benton has been a director of SMI since February 1995 and a director of Allied Holdings, Inc. since February 1998. He is also a consultant to the chairman and chief executive officer of TI Group. Before his appointment at Ogilvy & Mather, Mr. Benton served as vice chairman of Wells, Rich, Greene/BDDP, Inc., an advertising agency with offices in New York and Detroit. Mr. Benton retired from Ford Motor Company as its vice president of marketing worldwide in 1984 after a 37-year career with that company. Mr. Benton's term as a Sonic director will expire at the 2001 annual stockholders meeting.
     William I. Belk became a director of Sonic in March 1998. Mr. Belk is currently the vice president and a director for Monroe Hardware Company, a director for Piedmont Ventures, Inc., and treasurer and a director for Old Well Water, Inc. For more than the previous five years, Mr. Belk previously held the position of chairman and director for certain Belk stores (a privately held retail department store chain). Mr. Belk's term as a Sonic director will expire at the 2001 annual stockholders meeting.
     H. Robert Heller was appointed a director of Sonic on January 1, 2000. Mr. Heller's term as a director of Sonic will expire at the 2002 annual stockholders meeting. Mr. Heller served as a director of FirstAmerica from January 1999 until its acquisition by Sonic in December 1999. Mr. Heller has been a director and Executive Vice President of Fair, Isaac and Company since 1994. At Fair, Isaac and Company, he is responsible for the corporate services group, including marketing information services, human resources, corporate affairs and real estate. From 1991 to 1993, Mr. Heller was President and Chief Executive Officer of Visa U.S.A. Mr. Heller is a former Governor of the Federal Reserve System, and has had an extensive career in banking, international finance, government service and education.
     Sonic's Board of Directors is divided into three classes, each of which serves for a three year term, with one class being elected at Sonic's annual stockholders meeting each year. Messrs. Bruton Smith, Rachor and Brooks belong to the class of directors whose term expires in 2000, Messrs. Scott Smith, Benton and Belk belong to the class whose term expires in 2001 and Messrs. Wright, Price and Heller belong to the class whose term expires in 2002. The executive officers are elected annually by, and serve at the discretion of, Sonic's Board of Directors.

EMPLOYEES
     As of December 31, 1999, Sonic employed approximately 8,300 people, of whom approximately 995 were employed in managerial positions, 2,240 were employed in non-managerial sales positions, 3,985 were employed in non-managerial parts and service positions and 1,080 were employed in administrative support positions.

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

     We believe that our relationships with our employees are good. Approximately 230 of our employees, primarily service technicians formerly employed by FirstAmerica Automotive, are represented by a labor union. Because of our dependence on the manufacturers, however, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturer's manufacturing facilities.


ITEM 2: PROPERTIES.
     Sonic's principal executive offices are located at 5401 East Independence Boulevard, Charlotte, North Carolina 28212, and our telephone number is (704) 532-3320. These executive offices are located on the premises owned by affiliates of Capital Automotive REIT. The following table identifies each of the properties to be utilized by Sonic's operations and their respective locations, after giving effect to Sonic's pending acquisitions:


ATLANTA MARKET

o Dyer & Dyer Oldsmobile, 5585 Peachtree Industrial Blvd., Chamblee, GA, (770) 220-2441
o  Dyer & Dyer Volvo, 5260 Peachtree Industrial Blvd., Chamblee, GA, (770)
   452-0077
o  Dyer & Dyer Volvo of Gwinnett, 3373 Sattelite Blvd., Duluth, GA, (678)
   475-9330
o  Dyer & Dyer Volvo of Southlake, 1345 Southlake Pwy., Morrow, GA, (770)
   968-3610
o Global Imports, 500 & 550 Interstate North Pwy., N.W., Atlanta, GA, (770) 951-2697

BALTIMORE MARKET

o  Village Volvo, 728 Bel Air Road, Bel Air, MD, (410) 879-3400

BIRMINGHAM MARKET

o  Tom Williams Cadillac, 325 S. 20th St., Birmingham, AL, (205) 322-6731
o  Tom Williams Imports, 2200 3rd Ave. South, Birmingham, AL, (205) 252-9512
o Tom Williams Lexus, 300 S. 22nd St., Birmingham, AL, (205) 252-5000 or (800) 395-3987

CHARLESTON MARKET

o  Altman Dodge, 2049 Remount Rd., Charleston, SC, (843) 747-0461
o Charleston Lincoln-Mercury, 8485 Rivers Ave., North Charleston, SC, (843) 797-2324
o  North Charleston Hyundai, 8475 Rivers Ave., North Charleston, SC, (843)
   797-8808

CHARLOTTE MARKET

o Freedom Chevrolet Oldsmobile Cadillac, 3112 Hwy. 74 West, Monroe, NC, (704) 289-8444
o  Fort Mill Chrysler-Plymouth-Dodge, 3310 Hwy. 51, Fort Mill, SC, (704)
   375-4799
o  Fort Mill Ford, 788 Gold Hill Rd., Fort Mill, SC, (704) 377-8877
o  Infiniti of Charlotte, 9103 E. Independence Blvd., Charlotte, NC, (704)
   845-1556
o Lake Norman Chrysler-Plymouth-Jeep, 20435 Chartwell Center Dr., Cornelius, NC, (704) 896-3800
o  Lake Norman Dodge, 2070 Torrence Chapel Rd., Cornelius, NC, (704) 892-7800
o Town & Country Chrysler-Plymouth-Jeep of Rock Hill, 803 North Anderson Rd., Rock Hill, SC, (803) 324-4042
o  Town & Country Ford, 5401 East Independence Blvd., Charlotte, NC, (704)
   536-5600
o  Town & Country Toyota, 9101 South Blvd., Charlotte, NC, (704) 552-7600

CHATTANOOGA MARKET

o  BMW of Chattanooga, 5949 Brainerd Rd., Chattanooga, TN, (423) 894-5660
o Cleveland Chrysler-Plymouth-Jeep, 717 South Lee Hwy., Cleveland, TN, (423) 339-8756 or (888) 269-2629
o  Cleveland Oldsmobile-Cadillac-GMC, 875 Keith St., Cleveland, TN, (423)
   478-5201
o  Dodge of Chattanooga, 402 West Martin Luther King Blvd., Chattanooga, TN,
   (423) 265-0505
o  Economy Honda, 2135 Chapman Rd., Chattanooga, TN, (423) 899-1122
o  Infiniti of Chattanooga, 5915 Brainerd Rd., Chattanooga, TN, (423) 899-8934
o Volkswagen/KIA of Chattanooga, 6015 International Dr., Chattanooga, TN, (423) 855-4981

o Town & Country Ford of Cleveland, 2496 South Lee Hwy., Cleveland, TN, (423) 472-5454
o  Volvo of Chattanooga, 5915 Brainerd Rd., Chattanooga, TN, (423) 899-8934

COLUMBIA MARKET

o  Imports of Florence, 2199 David McLeod Blvd., Florence, SC, (843) 662-8711
o  Newsome Automotive, 2199 David McLeod Blvd., Florence, SC, (843) 662-8711
o Newsome Chevrolet World, 4013 W. Beltline Blvd. & 6217 Monticello Rd., Columbia, SC, (803) 254-1431

COLUMBUS MARKET

o  Hatfield Hyundai-Isuzu-Subaru, 1400 Automall Dr., Columbus, OH, (614)
   870-9559
o  Hatfield Lincoln Mercury, 1495 Automall Dr., Columbus, OH, (614) 870-1495
o  Hatfield Volkswagen/KIA West, 1455 Automall Dr., Columbus, OH, (614) 870-5425
o  Toyota West, 1500 Automall Dr., Columbus, OH, (614) 870-8200
o Trader Bud's Westside Chrysler Plymouth Jeep, 3700 W. Broad St., Columbus, OH, (614) 272-8100
o  Trader Bud's Westside Dodge, 4000 W. Broad St., Columbus, OH, (614) 272-0000

DALLAS MARKET

o  Lute Riley Honda, 1331 North Central Expressway, Richardson, TX, (972)
   238-1700

DAYTONA BEACH MARKET

o  Bondesen Chevrolet Oldsmobile Cadillac, 2800 South Highway 17-92, DeLand, FL,
   (904) 734-2661
o  Halifax Ford-Mercury, 1307 N. Dixie Hwy., New Smyrna Beach, FL, (904)
   428-9094
o  Higginbotham Automobiles, 1720 Mason Ave., Daytona Beach, FL, (904) 274-4775
o Higginbotham Chevy-Olds, 1919 N. Dixie Hwy., New Smyrna Beach, FL, (904) 427-1313
o  HMC Finance, 3741 S. Nova Rd., Port Orange, FL, (904) 322-1020
o  Sunrise Auto World, 241 Ridgewood Ave., Holly Hill, FL, (904) 254-8441

FORT MYERS MARKET

o  BMW of Fort Myers, 7070 Lakes Terrace, Ft. Myers, FL, (941) 433-8306
o  Honda of Fort Myers, 14020 S. Tamiami Tr., Ft. Myers, FL, (941) 433-8383
o  Mercedes-Benz of Fort Myers, 13880 S. Tamiami Tr., Ft. Myers, FL, (941)
   433-8300
o  Nissan of Fort Myers, 13950 S. Tamiami Tr., Ft. Myers, FL, (941) 433-8378
o  Volkswagen of Fort Myers, 3405 Fowler St., Ft. Myers, FL, (941) 275-4800

GREENVILLE/SPARTANBURG MARKET

o  Century BMW, 2752 Laurens Rd., Greenville, SC, (864) 234-6437
o  Heritage Lincoln Mercury, 2424 Laurens Rd., Greenville, SC, (864) 234-6400

HOUSTON MARKET

o  Baytown Pontiac-GMC-Buick, 1701 I-10 East, Baytown, TX, (281) 843-2067
o  Casa Chrysler Plymouth Jeep, 5225 I-10 East, Baytown, TX, (281) 421-9041
o  Casa Ford, 4701 I-10 East, Baytown, TX, (281) 421-7111
o  LaPorte Ford, 621 New Highway 146 South, LaPorte, TX, (281) 471-1642
o  Lone Star Ford, 8477 North Fwy., Houston, TX, (281) 931-3300
o  Lone Star Nissan, 12230 Southwest Fwy., Stafford, TX, (281) 243-8600
o  Lone Star Oldsmobile, 12230 Southwest Fwy., Stafford, TX, (281) 243-8600
o  Ron Craft Chevy-Olds-Cadillac, 3401 N. Main St., Baytown, TX, (281) 427-9525
o  Toyota of Baytown, 1701 I-10 East, Baytown, TX, (281) 843-2067

LAS VEGAS MARKET

o  Honda West, 4645 W. Tropicana Ave., Las Vegas, NV, (702) 367-1919
o  Nevada Dodge, 5750 Sky Pointe Dr., Las Vegas, NV, (702) 396-5886
o  Volvo of Las Vegas, 5750 E. Russell Rd., Las Vegas, NV, (702) 317-1000

LOS ANGELES MARKET

o  Beverly Hills BMW, 8833 Wilshire Blvd., Beverly Hills, CA, (310) 358-7880
o  Honda of Santa Monica, 1726 Santa Monica Blvd., Santa Monica, CA, (310)
   264-4900
o South Bay Chrysler Plymouth Jeep, 20900 Hawthorne Blvd., Torrance, CA, (310) 542-0900
o Volkswagen of Woodland Hills, 21141 Ventura Blvd., Woodland Hills, CA, (818) 884-4444
o  Volvo of Santa Monica, 1719 Santa Monica Blvd., Santa Monica, CA, (310)
   264-4900

MOBILE/PENSACOLA MARKET

o  Classic Dodge, 3118 Government Blvd., Mobile, AL, (334) 478-5252
o  Lloyd Nissan, 120 E. 23rd St., Panama City, FL, (850) 785-9561

o  Lloyd Pontiac-Cadillac-GMC, 100 E. 23rd St., Panama City, FL, (850) 763-6575
o  Pensacola Honda, 5600 Pensacola Blvd., Pensacola, FL, (850) 479-9091

MONTGOMERY MARKET

o Capitol Chevrolet, 711 Eastern Blvd., Montgomery, AL, (334) 272-8700 or (800) 225-2771
o  Capitol Hyundai & Capitol Mitsubishi, 190 Eastern Blvd., Montgomery, AL,
   (334) 279-6555
o  Capitol KIA, 845 Eastern Blvd., Montgomery, AL, (334) 260-8791
o  Classic Cadillac Pontiac, 2820 Eastern Blvd., Montgomery, AL, (334) 277-3480
o  City Chrysler Plymouth Jeep, 833 Eastern Bypass, Montgomery, AL, (334)
   279-9300
o Friendly Ford Lincoln Mercury, 4000 Eastern Blvd., Montgomery, AL, (334) 613-5000

NASHVILLE MARKET
o  BMW of Nashville, 4040 Armory Oaks Dr., Nashville, TN, (615) 850-4040
o  Volkswagen/Mitsubishi of Nashville, 630 Murfreesboro Rd., Nashville, TN,
   (615) 254-5641

SAN DIEGO MARKET
o  Poway Dodge, 13750 Poway Rd., Poway, CA 94064, (858) 486-2900
o  Poway Honda, 14110 Poway Rd., Poway, CA 94064, (858) 486-2900
o  Poway Toyota, 13760 Poway Rd., Poway, CA 94064, (858) 486-2900
o  Ritchey/Fipp Poway Chevrolet-Oldsmobile, 13742 Poway Rd., Poway, CA 92064,
   (858) 486-2900

SAN FRANCISCO MARKET
o  Acura of Serramonte, 707 Serramonte Blvd., Colma, CA, (650) 985-2178
o  Concord Honda, 1300 Concord Ave., Concord, CA, (925) 825-8000
o  Concord Nissan, 1290 Concord Ave., Concord, CA, (925) 676-4400
o  Concord Toyota, 1090 Concord Ave., Concord, CA, (925) 682-7131
o  Dublin Nissan, 6015 Scarlett Ct., Dublin, CA, (925) 829-0800
o  Dublin Volkswagen/Dodge, 6015 Scarlett Ct., Dublin, CA, (925) 829-0800
o  First Dodge -- Marin, 513 Francisco Blvd. East, San Rafael, CA, (415)
   258-4900
o  First Nissan -- Marin, 601 Francisco Blvd. East, San Rafael, CA, (415)
   455-1900
o  Ford of San Rafael, 619 Francisco Blvd. East, San Rafael, CA, (415) 453-4220
o  Honda of Hayward, 24895 Mission Blvd., Hayward, CA, (510) 582-1300
o  Honda of Serramonte, 485 Serramonte Blvd., Colma, CA, (650) 758-4800
o  Land Rover of Marin, 647 Irwin Dr., San Rafael, CA, (415) 455-5500
o  Lexus of Marin, 620 DuBois St., San Rafael, CA, (415) 460-6000
o  Lexus of Serramonte, 700 Serramonte Blvd., Colma, CA, (650) 994-2255
o  Melody Toyota, 750 El Camino Real, San Bruno, CA, (650) 825-5200
o Serramonte Dodge/Isuzu/Mitsubishi/Nissan, 1500 Collins Ave., Colma, CA, (650) 985-1151

SAN JOSE/SILICON VALLEY MARKET
o  Autobahn Motors, 700 Island Pwy., Belmont, CA, (650) 637-2333
o  Capitol Nissan, 1120 W. Capitol Expressway, San Jose, CA, (408) 978-1234
o  Honda of Stevens Creek, 4590 Stevens Creek Blvd., San Jose, CA, (408)
   247-2550
o  St. Claire Cadillac/Oldsmobile, 4343 Stevens Creek Blvd., Santa Clara, CA,
   (408) 244-1000
o  Stevens Creek BMW, 3737 Stevens Creek Blvd., Santa Clara, CA, (408) 249-9070
o  Stevens Creek Nissan, 4855 Stevens Creek Blvd., Santa Clara, CA, (408)
   983-5947

TAMPA/CLEARWATER MARKET
o  Clearwater Collision Center, 2300 Drew St., Clearwater, FL, (727) 797-6335
o  Clearwater Mitsubishi, 21699 US Hwy. 19N, Clearwater, FL, (727) 799-6400
o  Clearwater Toyota, 21799 US Hwy. 19N, Clearwater, FL, (727) 799-1234
o Freedom Ford, 24825 US Hwy. 19 North, Clearwater & 3925 Tampa Rd., Oldsmar, FL, (727) 797-2277
o  Volvo of Tampa, 6008 N. Dale Mabry Ave., Tampa, FL, (813) 885-2717

TULSA MARKET
o  Jim Glover Dodge, 2920 N. Aspen Ave., Broken Arrow, OK, (918) 335-5000
o  Larry Miller Chevrolet, 2301 N. Aspen Ave., Broken Arrow, OK, (918)
   258-8000(1)
o  Riverside Chevrolet, 707 W. 51st St., Tulsa, OK, (918) 446-2200
o  Riverside Nissan, 8190 E. Skelly Dr., Tulsa, OK, (918) 628-0280

WASHINGTON, D.C. MARKET
o  BMW of Fairfax, 8427 Lee Hwy., Fairfax, VA, (703) 560-2300
o  Lexus of Rockville, 15501 Frederick Rd., Rockville, MD, (301) 762-9009
o  Nissan Jeep of Waldorf, 2950 Crain Hwy., Waldorf, MD, (301) 645-0800
o  Rockville Porsche Audi, 15515 Frederick Rd., Rockville, MD, (301) 881-0900
---------
(1) Pending acquisition.

     Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors considered by Sonic in evaluating an acquisition candidate is its location. We prefer to acquire dealerships located along major thoroughfares, primarily interstate highways with ease of access, which can be easily visited by prospective customers.

     We lease all of the properties utilized by our dealership operations, except for the Classic Dodge dealership premises and surplus land adjacent to Lone Star Nissan, which we currently own. Our leased properties are leased from affiliates of Capital Automotive REIT and other individuals and entities. We believe that our facilities are adequate for our current needs.

     Under the terms of our franchise agreements, Sonic must maintain an appropriate appearance and design of its facilities and is restricted in its ability to relocate its dealerships. See "Business -- Relationships with Manufacturers."


ITEM 3: LEGAL PROCEEDINGS.

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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II



ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Sonic's Class A common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "SAH."

     As of December 31, 1999, 28,351,837 shares of Class A common stock and 12,250,000 shares of Sonic's Class B common stock were outstanding. As of March 14, 2000, there were 97 record holders of the Class A common stock and 4 record holders of the Class B common stock. As of March 14, 2000, the closing stock price for the Class A common stock was $8.63.

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

     The following table sets forth the high and low closing sales prices for Sonic's Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape.



1999                           HIGH       LOW
--------------------------- ---------- ---------
  First Quarter ...........   18 7/16  13 15/16
  Second Quarter ..........    16 3/8        12
  Third Quarter ...........  14 15/16    10 5/8
  Fourth Quarter ..........    12 1/4     7 7/8


1998                            HIGH        LOW
--------------------------- ----------- -----------
  First Quarter ...........     8 5/8       4 7/8
  Second Quarter ..........     9 3/8     7 11/16
  Third Quarter ...........  11 15/16       8 1/4
  Fourth Quarter ..........   17 9/16     6 11/32

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

     On December 10, 1999, Sonic privately issued 5,209,415 shares of its Class A common stock with a value of approximately $53.4 million to acquire approximately 92% of the outstanding stock and approximately 94% of the outstanding warrants to purchase shares of stock of FirstAmerica Automotive, Inc. from certain stock and warrant holders of FirstAmerica.

ITEM 6: SELECTED FINANCIAL DATA.

     The selected consolidated statement of operations data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 and the selected consolidated balance sheet data as of December 31, 1995, 1996, 1997, 1998 and 1999 are derived from Sonic's audited financial statements. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.



                                                                             YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                           1995      1996(1)      1997(1)        1998(1)        1999(1)
                                                       ----------- ----------- ------------- -------------- ---------------
                                                            (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Consolidated Statement of Operations Data:
Revenues:
  New vehicles .......................................  $186,859    $233,979     $ 343,941    $   962,939     $ 1,968,514
  Used vehicles ......................................    60,766      68,054        85,132        324,740         684,560
  Wholesale vehicles .................................    20,025      25,641        38,785        119,351         250,794
                                                        --------    --------     ---------    -----------     -----------
   Total vehicles ....................................   267,650     327,674       467,858      1,407,030       2,903,868
  Parts, service, and collision repair ...............    35,860      42,075        57,537        162,660         364,184
  Finance and insurance ..............................     7,813       7,118        10,606         34,011          82,771
                                                        --------    --------     ---------    -----------     -----------
   Total revenues ....................................   311,323     376,867       536,001      1,603,701       3,350,823
Cost of sales ........................................   272,130     332,122       473,003      1,396,259       2,896,400
                                                        --------    --------     ---------    -----------     -----------
Gross profit .........................................    39,193      44,745        62,998        207,442         454,423
Selling, general and administrative expenses .........    28,091      32,602        46,770        150,130         326,914
Depreciation .........................................       832         978           776          1,384           3,138
Goodwill Amortization ................................        --          --           546          3,223           8,561
                                                        --------    --------     ---------    -----------     -----------
Operating income .....................................    10,270      11,067        14,906         52,705         115,810
Other Income and Expense:
  Interest expense, floor plan .......................     4,504       5,968         8,007         14,096          22,536
  Interest expense, other ............................       436         433         1,199          9,395          21,586
  Other income .......................................       106         355           298            426           1,286
                                                        --------    --------     ---------    -----------     -----------
   Total other expense ...............................     4,834       6,046         8,908         23,065          42,836
                                                        --------    --------     ---------    -----------     -----------
Income before income taxes and minority interest .....     5,436       5,021         5,998         29,640          72,974
Provision for income taxes ...........................     2,176       1,924         2,249         11,083          28,325
                                                        --------    --------     ---------    -----------     -----------
Income before minority interest ......................     3,260       3,097         3,749         18,557          44,649
Minority interest in earnings of subsidiary ..........        22         114            47             --              --
                                                        --------    --------     ---------    -----------     -----------
Net income ...........................................  $  3,238    $  2,983     $   3,702    $    18,557     $    44,649
                                                        ========    ========     =========    ===========     ===========
Diluted net income per share .........................        --          --     $    0.27    $      0.74     $      1.27
                                                        ========    ========     =========    ===========     ===========
Weighted average number of shares outstanding ........        --          --        13,898         24,970          35,248
                                                        ========    ========     =========    ===========     ===========
Consolidated Balance Sheet Data:
Working capital ......................................  $ 18,140    $ 19,780     $  44,098    $    79,155     $   177,657
Total assets .........................................    79,462     110,976       291,450        576,103       1,501,102
Long-term debt (2) ...................................     6,950       6,719        49,653        145,790         425,894
Total liabilities ....................................    62,956      84,367       207,085        433,674       1,098,529
Minority interest ....................................       200         314            --             --              --
Stockholders' equity .................................    16,306      26,295        84,365        142,429         402,573

---------
(1) Selected Financial Data for the years ended December 31, 1996, 1997, 1998 and 1999 include the results of operations of certain dealerships acquired during those periods. All such acquisitions were accounted for using the purchase method of accounting and, as a result, the results of operations prior to the date of acquisition have been excluded. Accordingly, the actual financial data for periods after the acquisitions may not be comparable to data presented for periods prior to the acquisitions.

(2) Long-term debt includes current maturities of long-term debt, the payable to Sonic's Chairman and the payable to affiliates of Sonic. See Sonic's Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the results of operations and financial condition as of December 31, 1998 and 1999 should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto included elsewhere herein.


OVERVIEW

     Sonic is the second largest automotive retailer in the United States, as measured by total revenue, operating 172 dealership franchises and 30 collision repair centers in the southeastern, southwestern, mid-western, mid-Atlantic and western United States. We sell new and used cars and light trucks, sell replacement parts, provide vehicle maintenance, warranty, paint and repair services and arrange related F&I for its automotive customers.

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

     Our cost of sales and profitability are also affected by the allocations of new vehicles which our dealerships receive from manufacturers. When we do not receive allocations of new vehicle models adequate to meet customer demand, we may purchase additional vehicles from other dealers at a premium to the manufacturer's invoice, reducing the gross margin realized on the sales of such vehicles. In addition, we follow a disciplined approach in selling vehicles to other dealers and wholesalers when the vehicles have been in our inventory longer than the guidelines set by us. Such sales are frequently at or below cost and, therefore, reduce our overall gross margin on vehicle sales. Sonic's salary expense, employee benefits costs and advertising expenses comprise the majority of our selling, general and administrative expenses. Approximately 68% of our operating costs for the year ended December 31, 1999 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable costs, such as advertising (9% of operating costs) and sales compensation (46%) expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. In addition, management compensation is tied to individual dealership profitability and stock price appreciation through stock options. Sonic's interest expense fluctuates based primarily on the level of the inventory of new vehicles held at our dealerships, substantially all of which is financed through floor plan financing, as well as the amount of indebtedness incurred for acquisitions. Our floor plan expenses are offset by amounts received from manufacturers, in the form of floor plan inventory incentives. These payments are credited against our cost of sales. In 1999, the amounts we received in manufacturer inventory incentives exceeded our floor plan expenses by approximately $0.8 million. This results in the effective borrowing rate under our floor plan facilities being reduced to 0% after the incentives are taken into account.

     Sonic's business is fundamentally managed based on individual dealership operating performance. Each of Sonic's dealerships have similar economic and operating characteristics. Each dealership sells similar products and services (new and used vehicles, parts, service and collision repair services), uses similar processes in selling its products and services, and sells its products and services to similar classes of customers. As a result, Sonic's dealerships are aggregated into a single operating segment for purposes of reporting financial condition and results of operations.

     We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired by us. The Consolidated Financial Statements of Sonic discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to December 31, 1999. As a result of the effects of our acquisitions, the historical consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is not necessarily indicative of the results of operations, financial position and cash flows of Sonic in the future or the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented in the Consolidated Financial Statements.


RESULTS OF OPERATIONS

     The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in Sonic's Consolidated Statements of Income.



                                           PERCENTAGE OF TOTAL REVENUES FOR
                                               YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                              1997       1998       1999
                                           ---------- ---------- ----------
                 REVENUES:
     New vehicle sales ...................     64.2%      60.0%      58.7%
     Used vehicle sales ..................     23.1%      27.8%      27.9%
     Parts, service, and collision repair      10.7%      10.1%      10.9%
     Finance and insurance ...............      2.0%       2.1%       2.5%
     Total revenues ......................    100.0%     100.0%     100.0%
     Cost of sales .......................     88.2%      87.1%      86.4%
     Gross profit ........................     11.8%      12.9%      13.6%
     Selling, general, and administrative       9.0%       9.6%      10.1%
     Operating income ....................      2.8%       3.3%       3.5%
     Interest expense ....................      1.7%       1.5%       1.3%
     Income before income taxes ..........      1.5%       1.8%       2.2%

     TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998

     REVENUES. Revenues grew in each of our primary revenue areas for 1999 as compared with 1998, causing total revenues to increase 109% to $3.4 billion. New vehicle sales revenue increased 104% to $2.0 billion in 1999, compared with $962.9 million in 1998. The increase was due primarily to a 90.6% increase in new vehicle unit sales to 79,294 in 1999 from 41,592 in 1998. Of this increase, approximately 89.6%, or 33,792 units, resulted from acquisitions and 10.4% resulted from stores owned longer than one year. The remainder of the increase in new vehicle revenues was due to a 7.2% increase in the average selling price of new vehicles, resulting primarily from an increase in revenues of higher priced luxury brands contributed by acquisitions. The percentage of new vehicle revenues comprised of luxury brands increased to 23.6% in 1999 from 12.3% in 1998.

     Used vehicle revenues from retail sales increased 111% to $684.6 million in 1999 from $324.7 million in 1998. The increase was primarily due to a 92.5% increase in used vehicle unit sales to 47,345 in 1999 from 24,591 in 1998. Of this increase, approximately 87.7%, or 19,952 units, resulted from acquisitions and 12.3% resulted from stores owned longer than one year. The remainder of the increase was due to a 9.5% increase in the average selling price of used vehicles, including a 4.3% increase in the average selling price of used vehicles from stores owned for longer than one year.

     Parts, service and collision repair revenue increased 124% to $364.2 million in 1999 compared to $162.7 million in 1998, of which approximately 92.8% resulted from our acquisitions. Finance and insurance revenue increased $48.8 million, or 143%, principally due to vehicle sales and related financing contributed by our acquisitions, as well as a 27.2% improvement in finance and insurance revenues per vehicle resulting from newly implemented programs designed to improve training and development of finance and insurance sales people.

     GROSS PROFIT. Gross profit increased 119% to $454.4 million in 1999 from $207.4 million in 1998. Approximately 88.3%, or $218.1 million, of the increase resulted from acquisitions. Gross profit as a percentage of sales increased to 13.6% from 12.9% due primarily to an increase in revenues contributed by retail used vehicles, parts, service and collision repair services, and finance and insurance products, which earn higher margins than new vehicles. Used vehicle revenues as a percentage of total revenues increased to 27.9% in 1999 from 27.8% in 1998. Parts, service and collision repair revenues as a percentage of total revenues increased to 10.9% in 1999 from 10.1% in 1998. Finance and insurance revenues as a percentage of total revenues increased to 2.5% in 1999 from 2.1% in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding depreciation and amortization, increased 118% to $326.9 million in 1999 from $150.1 million in 1998, resulting principally from acquisitions. Such expenses as a percentage of revenues increased to 9.8% in 1999 from 9.4% in 1998. Compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits. As a result, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues to 6.0% in 1999 from 5.7% in 1998. In addition, rent expense increased as a percentage of total revenues to 0.8% in 1999 from 0.7% in 1998 primarily due to acquisitions of dealerships located in higher rent markets. As a percentage of gross profits, selling, general and administrative expenses decreased to 71.9% in 1999 from 72.4%, resulting primarily from benefits of scale which has allowed us to recognize cost savings, especially in the areas of advertising costs and insurance premiums.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation expense, excluding goodwill amortization, increased 127% to $3.1 million in 1999 from $1.4 million in 1998, resulting primarily from acquisitions. As a percentage of total revenues, depreciation expense was at 0.1% in both 1999 and 1998. Goodwill amortization expense increased 166% to $8.6 million in 1999 from $3.2 million in 1998, resulting principally from additional acquisitions.

     INTEREST EXPENSE, FLOOR PLAN. Interest expense, floor plan increased 59.9% to $22.5 million in 1999 from $14.1 million in 1998, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest decreased to 0.7% in 1999 from 0.9% in 1998 resulting from a decrease in the average interest rate under our floor plan financing arrangements as well as improvement in inventory turnover rates.

     INTEREST EXPENSE, OTHER. Interest expense, other increased to $21.6 million in 1999 from $9.4 million in 1998 due primarily to interest incurred on our senior subordinated notes issued on July 31, 1998 and on additional borrowings under our Revolving Facility.

     PROVISION FOR INCOME TAXES. The effective tax rate for 1999 was 38.82%, compared to an effective rate of 37.39% in 1998. The increase was primarily attributable to acquisitions we made during the year which were either (1) companies operating in states with higher income tax rates, or (2) stock purchases in which the goodwill amortization is not deductible for income tax purposes. We expect our effective tax rate to increase in 2000 as the 1999 acquisitions will be part of our results for the full period.

     NET INCOME. As a result of the factors noted above, our net income increased by $26.1 million in 1999 compared to 1998.


     TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997

     REVENUES. Revenues grew in each of Sonic's primary revenue areas for 1998 as compared with 1997, causing total revenues to increase 199% to $1.6 billion. This increase was due primarily to revenues contributed by our acquisitions completed in 1997 and 1998 of approximately $994.4 million. New vehicle sales revenue increased 180% to $962.9 million in 1998, compared with $343.9 million in 1997. The increase was due primarily to an increase in new vehicle unit sales of 165% to 41,592, as compared with 15,715 in 1997 resulting principally from 24,922 units contributed by the acquisitions completed during 1997 and 1998. The remainder of the increase was due to a 6% increase in the average selling price of new vehicles resulting principally from sales of higher priced import vehicles contributed by Sonic's acquisitions.

     Used vehicle revenues from retail sales increased 281% to $324.7 million in 1998 from $85.1 million in 1997. The increase was due primarily to an increase in used vehicle unit sales of 266% to 24,591, as compared with 6,712 in 1997, resulting from additional unit sales contributed by acquisitions completed in 1997 and 1998. The remainder of the increase was due to a 4% increase in the average selling price of used vehicles, resulting principally from sales of higher priced luxury and import vehicles contributed by our acquisitions, along with an increase in used vehicle revenues from stores owned for longer than one year of 23% in 1998 over 1997.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased 222% to $154.7 million in 1998 from $48.1 million in 1997. Such expenses as a percentage of revenues increased to 9.6% from 9.0% due principally to expenses inherent with the initial growth and formation of Sonic. In addition, because sales compensation, which comprises over 50% of total selling, general and administrative expenses, is based on gross profits as opposed to revenues, the increase in gross profit margins resulted in an increase in total selling, general, and administrative expenses as a percent of total revenues.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation expense, excluding goodwill amortization, increased 78.4% to $1.4 million in 1998 from $0.8 million in 1997, resulting primarily from acquisitions. As a percentage of total revenues, depreciation expense was at 0.1% in both 1998 and 1997. Goodwill amortization expense increased 490% to $3.2 million in 1998 from $0.5 million in 1997, resulting principally from additional acquisitions.

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


LIQUIDITY AND CAPITAL RESOURCES

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

     During 1999, net cash provided by operating activities was approximately $46.1 million. During 1998, net cash provided by operating activities was approximately $13.0 million. The increase was attributable principally to increases in net income offset by increases in accounts receivable.

     Cash used for investing activities in 1999 was approximately $368.6 million, including $360.7 million paid for acquisitions, net of cash received, and $21.5 million in capital expenditures. Cash used for investing activities in 1999 was offset by proceeds received from the sale of real estate at Town and Country Toyota and Fort Mill Ford of approximately $10.6 million. Cash used for investing activities in 1998 was approximately $74.9 million, including $72.2 million paid for acquisitions, net of cash received, and $4.3 million in capital expenditures. Our principal capital expenditures typically include building improvements and equipment for use in our dealerships. Of the capital expenditures in 1999, approximately $9.0 million related to the construction of new dealerships and collision repair centers. Of this amount, approximately $3.0 million was subsequently sold to MMR Holdings, LLC, a limited liability company owned by Bruton Smith and Sonic Financial Corporation ("SFC") and leased back. There was no gain or loss on the sale. As noted below, MMR Holdings was subsequently acquired by CAR MMR L.L.C., an affiliate of Capital Automotive REIT which is not affiliated with Sonic. Other dealerships and collision repair centers still under construction as of December 31, 1999 are expected to be either financed separately by Sonic or sold to third parties in sale-leaseback transactions upon completion.

     On August 13, 1999, CAR MMR L.L.C. acquired all of the ownership interests of MMR Holdings, L.L.C., and two of its affiliates, MMR Viking Investment Associates, L.P. and MMR Tennessee, L.L.C (collectively, the "MMR Group"). As of that date, Sonic leased 48 properties for 38 of its dealerships from the MMR Group under "triple net leases" which required Sonic to pay all costs of operating the properties, as well as all taxes, utilities, insurance, repairs, maintenance and other property related expenses. Sonic has entered into new leases with CAR MMR L.L.C. with terms similar to those under Sonic's former leases with the MMR Group. These leases generally provide Sonic with options to renew the lease for two additional five year terms after the expiration of the initial lease term. Sonic has agreed to renew approximately 75% of its lease rental stream for an additional five year period after the expiration of the initial lease terms. In connection with the acquisition, Sonic, MMR Holdings and Mar Mar Realty Trust, an affiliate of the MMR Group, terminated the strategic alliance agreement whereby Mar Mar Realty Trust had provided Sonic with real estate sale-leaseback financing, acquisition referral and related services.

     As a part of the August 13, 1999 sale of the MMR Group to CAR MMR, Bruton Smith and SFC signed agreements with Sonic to induce Sonic to enter into a real estate financing arrangement with CAR MMR and, among other things, amend its leases with the MMR Group to standardize their terms. Under these agreements, Mr. Smith and SFC agreed to pay approximately $2.5 million to Sonic, which amount represented Mr. Smith's and SFC's profits on the sale of the MMR Group less their selling expenses and a 14% annual return on their initial investment in the MMR Group, net of any advances made by Sonic to the MMR Group.

     During 1999, we acquired 73 dealerships for approximately $420.4 million in cash, 6,282 shares of Sonic's Class A convertible preferred stock, Series II, recorded at an estimated value of approximately $6.3 million, 45,783 shares of Sonic's Class A convertible preferred stock, Series III, recorded at an estimated value of approximately $45.8 million, and 6,784,347 shares of Sonic's Class A common stock having an estimated fair value at the time of issuance of approximately $75.8 million. The cash portion of the purchase price was financed with a combination of a portion of the proceeds from our public offering of Class A common stock in May 1999, cash borrowed under our Revolving Facility and cash generated from our existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in our consolidated financial statements from their respective acquisition dates.

     Subsequent to December 31, 1999, we acquired 6 dealerships for approximately $44.8 million in cash and 11,589 shares of Sonic's Class A convertible preferred stock, Series II, having a liquidation value of $1,000 per share. The cash portion of the purchase price was financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting.

     Cash provided by financing activities of approximately $353.8 million in 1999 primarily reflects additional borrowings under the Revolving Facility used for acquisitions, as well as net proceeds received from our public offering of common stock completed on May 5, 1999.

     On November 1, 1999, the total borrowing limit under the Revolving Facility was increased from $150 million to $350 million. Prior to that date, amounts outstanding under the Revolving Facility bore interest at a fluctuating per annum rate equal to 2.75% above the 1 month commercial finance paper rate as reported by the Federal Reserve Board (the 1 month commercial finance paper rate was 5.77% at October 31, 1999). Subsequent to November 1, 1999, amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 5.82% at December 31, 1999). The Revolving Facility will mature in October 2002, but may be extended for a number of additional one year terms to be negotiated by us and Ford Motor Credit Company ("Ford Motor Credit"). On May 5, 1999, in connection with the public offering by Sonic of 6,067,230 shares of Class A common stock, all amounts outstanding under the Revolving Facility were repaid. Amounts outstanding under the Revolving Facility as of December 31, 1999 total approximately $289.0 million and were used to finance acquisitions completed in the third and fourth quarters of 1999. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs not to exceed $35 million.

     We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of

     o current assets to current liabilities (at least 1.25:1),

     o earnings before interest, taxes, depreciation and amortization (EBITDA) and rent less capital expenditures to fixed charges (at least 1.4:1),

     o EBITDA to interest expense (at least 2:1) and

     o total adjusted debt to EBITDA (no greater than 2.25:1).

     In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic is in compliance with all restrictive covenants as of December 31, 1999.

     We currently have an aggregate principal balance of $125 million in senior subordinated notes which mature on August 1, 2008 and bear interest at a stated rate of 11.0%. The notes are unsecured and are redeemable at our option after August 1, 2003. Interest payments are due semi-annually on August 1 and February 1 and commenced February 1, 1999. The notes are subordinated to all of our present and future senior indebtedness, including the Revolving Facility. Redemption prices during 12 month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter.

     The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of December 31, 1999.

     We currently have standardized floor plan credit facilities with Chrysler Financial Corporation ("Chrysler Financial") and Ford Motor Credit. The floor plan credit facility with Chrysler Financial, which was obtained on November 1, 1999, provides up to $750 million for the purchase of vehicles at our Chrysler dealerships. The floor plan facility with Ford Motor Credit provides up to $550 million for the purchase of vehicles at all of our other dealerships. As of December 31, 1999, there was an aggregate of approximately $102.7 million outstanding under the Chrysler Financial floorplan facility and $400.8 million outstanding under the Ford Motor Credit floor plan facility.

     Amounts outstanding under the Chrysler Financial floor plan facility bear interest at 1.25% above LIBOR (LIBOR was 5.82% at December 31, 1999). Amounts outstanding under the Ford Motor Credit floor plan facility bear interest at an effective interest rate of prime less 1.3% (prime was 8.5% at December 31, 1999), subject to certain incentives and other adjustments. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balances are generally reduced by the manufacturer's purchase discounts, which are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

     We make monthly interest payments on the amount financed under the floor plan facilities but are not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the relevant dealership subsidiary. The Floor Plan Facility contains a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic is in compliance with all restrictive covenants as of December 31, 1999.

     During 1999, Sonic's Board of Directors authorized Sonic to expend up to $50 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 1999, Sonic has repurchased 723,600 shares of Class A common stock for approximately $6.4 million. Through March 17, 2000, Sonic has repurchased 165,757 additional shares of Class A common stock for approximately $1.5 million and has redeemed 3,500 shares of Class A convertible preferred stock for approximately $3.5 million. Sonic will continue to repurchase shares in the open market from time to time subject to market conditions.

     Subsequent to December 31, 1999, Sonic has sold, signed definitive agreements to sell, or signed letters of intent to sell three dealerships for approximately $5.1 million in proceeds. No material gains or losses are expected from these sales.

     We believe that funds generated through future operations and availability of borrowings under our floor plan financing (or any replacements thereof) and other credit arrangements will be sufficient to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. We expect to fund any future acquisitions from future cash flow from operations, additional debt financing (including the Revolving Facility) or the issuance of Class A common stock, preferred stock or other convertible instruments.

SEASONALITY

     Our operations are subject to seasonal variations. The first quarter generally contributes less revenue and operating profits than the second, third and fourth quarters. Seasonality is principally caused by weather conditions and the timing of manufacturer incentive programs and model changeovers.


YEAR 2000 ISSUES

     We have not experienced any significant disruptions in operations as a result of Year 2000 related problems, nor have we received indication from our primary banks, lenders or suppliers that they have experienced any significant disruptions as a result of Year 2000 related problems. Although we do not anticipate any significant disruptions as a result of Year 2000 problems, because of the uncertainties inherent with the Year 2000 computer issue, we cannot make assurances that Year 2000 problems will not have a material adverse affect on our results of operations or financial condition.

     The costs associated with converting our internal systems to Year 2000 compliant systems have not been material to our financial position or results of operations. Costs associated with upgrading and converting Dealer Management Systems and Dealer Communication Systems were covered by monthly maintenance contracts with the respective suppliers. Costs associated with upgrading or replacing personal computers and embedded systems were expensed or capitalized in accordance with our capitalization policy. Any additional costs which may be necessary for Year 2000 conversions are not expected to be material.



SIGNIFICANT MATERIALITY OF GOODWILL

     Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance at December 31, 1998 was $182.5 million and at December 31, 1999 was $605.1 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 31.3% and 126.4%, respectively, at December 31, 1998, and 39.5% and 147.2%, respectively, at December 31, 1999. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.

     The Financial Accounting Standards Board recently proposed new rules relating to the accounting for business combinations and intangible assets. One aspect of the proposal would not permit goodwill to be amortized over a period in excess of 20 years; however, we cannot assure you that such a rule will be adopted and, if adopted, as to the final provisions of any such rules. If such a rule is adopted, we have been advised that it would likely only affect the period over which we amortize goodwill in our future acquisitions.



ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Sonic's only financial instruments with market risk exposure are variable rate floor plan notes payable, Revolving Facility borrowings and other variable rate notes. The total outstanding balance of such instruments was approximately $243.5 million at December 31, 1998 and $822.0 million at December 31, 1999. A change of one percent in the interest rate would have caused a change in interest expense of approximately $2.1 million for the year ended December 31, 1998 and approximately $4.2 million for the year ended December 31, 1999. Of the total change in interest expense, approximately $1.7 million for the year ended December 31, 1998 and approximately $3.3 million for the year ended December 31, 1999 would have resulted from floor plan notes payable.

     Sonic's exposure with respect to floor plan notes payable is mitigated by floor plan incentives received from manufacturers which are generally based on rates similar to those incurred under Sonic's floor plan financing arrangements. In 1999, the amounts we received from these manufacturer floor plan incentives exceeded our floor plan interest expense by approximately $0.8 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See "Index to Financial Statements" that appears on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item with respect to compliance by Sonic's directors, executive officers and certain beneficial owners of Sonic's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled "Election of Directors" and "Ownership of Capital Securities" in the Proxy Statement (to be filed hereafter) for Sonic's Annual Meeting of the Shareholders to be held on June 5, 2000 (the "Proxy Statement"). The information required by this item with respect to Sonic's executive officers, directors and key employees appears in Item I of Part I of this Annual Report on Form 10-K under the caption "Executive Officers and Directors; Key Personnel of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is furnished by incorporation by reference to all information under the captions entitled "Executive Compensation" and "Election of Directors" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is furnished by incorporation by reference to all information under the caption "General -- Ownership of Capital Securities" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is furnished by incorporation by reference to all information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

(a)(1) Financial Statements:

       See the "Index to Financial Statements" that appears on page F-1 hereof.

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

 EXHIBIT NO.                                                     DESCRIPTION
------------- -----------------------------------------------------------------------------------------------------------------
   3.1*       Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to
              Sonic's Registration Statement on Form S-1 (Reg. No. 333-33295) (the "Form S-1")).
   3.2        Certificate of Amendment to Sonic's Amended and Restated Certificate of Incorporation effective June 18,
              1999.
   3.3*       Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the
              "March 31, 1998 Form 10- Q")).
   3.4*       Bylaws of Sonic (incorporated by reference to Exhibit 3.2 to the Form S-1).
   4.1*       Form of 11% Senior Subordinated Note due 2008, Series B (incorporated by reference to Exhibit 4.3 to
              Sonic's Registration Statement on Form S-4 (Reg. Nos. 333-64397 and 333-64397-001 through
              333-64397-044) (the "Form S-4")).
   4.2*       Indenture dated as of July 1, 1998 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank Trust National Association, as trustee (the "Trustee"), relating to the 11% Senior
              Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Form S-4).
   4.2a       First Supplemental Indenture dated as of December 31, 1999 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior
              Subordinated Notes due 2008.
   4.3*       Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith,
              William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).
   4.4*       Letter Agreement dated as of February 25, 2000 by and among Sonic, Joseph Herson, Mollye Mills, Richard
              Mills and John Jaffe (incorporated by reference to Exhibit 4.3 to Sonic's Registration Statement on Form S-3
              (Reg. No. 333-96023)).
  10.1*       Employment Agreement between Sonic and O. Bruton Smith (incorporated by reference to Exhibit 10.29 to the Form S-1).
  10.2        Employment Agreement between Sonic and Thomas A. Price.
  10.3*       Employment Agreement between Sonic and B. Scott Smith (incorporated by reference to Exhibit 10.30 to the
              Form S-1).
  10.4*       Employment Agreement between Sonic and Theodore M. Wright (incorporated by reference to Exhibit 10.31 to the Form S-1).
10.4 a*       Employment Agreement between Sonic and Dennis D. Higginbotham (incorporated by reference to Exhibit
              10.90 to the Form S-4)
  10.5*       Tax Allocation Agreement dated as of June 30, 1997 between Sonic and Sonic Financial Corporation
              (incorporated by reference to Exhibit 10.33 to the Form S-1).
  10.6*       Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of June 8, 1999 (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-81053)).
  10.7*       Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of June 8, 1999
              (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg. No.
               333-81059)).
  10.8*       Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-69899)).

 EXHIBIT NO.                                                     DESCRIPTION
------------- -----------------------------------------------------------------------------------------------------------------
  10.9*       Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to
              Exhibit 10.69 to Sonic's Amended Annual Report on Form 10-K/A for the year ended December 31, 1997
              (the "1997 Form 10-K/ A")).
  10.10*      FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999
              (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg. No.
              333-95791)).
  10.11*      Subscription Agreement dated as of June 30, 1997 between O. Bruton Smith and Sonic (incorporated by reference to Exhibit 10.36 to the Form S-1).
  10.12*      Subscription Agreement dated as of June 30, 1997 between Sonic Financial Corporation and Sonic
              (incorporated by reference to Exhibit 10.37 to the Form S-1).
  10.13*      Subscription Agreement dated as of June 30, 1997 between B. Scott Smith and Sonic (incorporated by reference to Exhibit 10.38 to the Form S-1).
  10.14*      Subscription Agreement dated as of June 30, 1997 between William S. Egan and Sonic (incorporated by reference to Exhibit 10.39 to the Form S-1).
  10.15*      Second Amended and Restated Credit Agreement dated as of July 28, 1999 (the "Credit Agreement") between
              Sonic, as borrower, and Ford Motor Credit Company, as lender (incorporated by reference to Exhibit 10.3 to
              Sonic's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the "September 30, 1999
              Form 10- Q")).
  10.15a      First Amendment to the Credit Agreement dated December 6, 1999.
  10.16       Fourth Amended and Restated Promissory Note dated December 6, 1999 in the amount of $350 million by
              Sonic, as borrower, in favor of Ford Motor Credit Company, as lender under the Credit Agreement.
  10.17*      Subordinated Promissory Note dated December 1, 1997 (the "Smith Subordinated Note") in the amount of
              $5.5 million by Sonic, as borrower, in favor of O. Bruton Smith, as lender (incorporated by reference to
              Exhibit 10.72 to the 1997 Form 10-K/A).
  10.18*      Subordination Agreement dated as of December 15, 1997 between O. Bruton Smith and Ford Motor Credit
              Company, and acknowledged by Sonic, re: the Smith Subordinated Note (incorporated by reference to Exhibit
              10.73 to the 1997 Form 10-K/A).
  10.19*      Subordination Agreement dated as of July 31, 1998 between O. Bruton Smith and the Trustee, acting for the benefit of the holders of the Senior Subordinated Notes, and acknowledged by Sonic, re: the Smith
              Subordinated Note (incorporated by reference to Exhibit 10.89 to the Form S-4).
  10.20*      Asset Purchase Agreement dated as of February 4, 1998 among Sonic, as buyer, Hatfield Jeep Eagle, Inc.,
              Hatfield Lincoln Mercury, Inc., Trader Bud's Westside Dodge, Inc., Toyota West, Inc. and Hatfield Hyundai,
              Inc., as sellers, and Bud C. Hatfield, Dan E. Hatfield and Dan E. Hatfield, as Trustee of The Bud C. Hatfield,
              Sr. Special Irrevocable Trust, as shareholders of the sellers (the "Hatfield Purchase Agreement") (incorporated by reference to Exhibit 10.3 to the March 31, 1998 Form 10-Q).
  10.20a*     Amendment No. 1 and Supplement to the Hatfield Purchase Agreement dated as of May 28, 1998
              (incorporated by reference to Exhibit 99.6 to Sonic's Current Report on Form 8-K filed July 9, 1998 (the
              "July 9, 1998 Form 8- K")).
  10.20b*     Amendment No. 2 and Supplement to the Hatfield Purchase Agreement dated as of July 8, 1998 (incorporated by reference to Exhibit 99.3 to Sonic's Current Report on Form 8-K filed July 24, 1998).
  10.21*      Asset Purchase Agreement dated as of July 7, 1998 among Sonic, HMC Finance Corporation, Inc., Halifax
              Ford-Mercury, Inc., Higginbotham Automobiles, Inc., Higginbotham Chevrolet-Oldsmobile, Inc., Sunrise Auto
              World, Inc. and Dennis D. Higginbotham (the "Higginbotham Purchase Agreement") (incorporated by reference to Exhibit 99.14 to the July 9, 1998 Form 8-K).
  10.21a*     Amendment No. 1 and Supplement to the Higginbotham Purchase Agreement dated as of September 16, 1998
              (incorporated by reference to Exhibit 10.85a to the Form S-4).
  10.22*      Amended and Restated Asset Purchase Agreement dated as of March 16, 1999 among Sonic, Tom Williams
              Buick, Inc., Williams Cadillac, Inc., Tom Williams Motors, Inc., Tom Williams Auto, Inc., Thomas P.
              Williams, Sr., Charles Clark Williams and Thomas P. Williams, Jr. (incorporated by reference to Exhibit 10.35 to Sonic's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10- K")).

 EXHIBIT NO.                                                   DESCRIPTION
------------- -------------------------------------------------------------------------------------------------------------
   10.22a*    Agreement and Plan of Merger dated as of March 16, 1999 among Sonic, Williams Cadillac Company, Inc.,
              Thomas P. Williams, Sr., Charles Clark Williams, Thomas P. Williams, Jr. and Catherine D. Ward
              (incorporated by reference to Exhibit 10.35a to the 1998 Form 10-K).
   10.23*     Asset Purchase Agreement dated as of November 25, 1998 among Sonic, Global Imports, Inc. and William
              Morris Whitmire (the "Global Purchase Agreement") (incorporated by reference to Exhibit 10.36 to the 1998
              Form 10-K).
   10.23a*    Amendment No. 1 and Supplement to the Global Purchase Agreement dated as of February 18, 1999
              (incorporated by reference to Exhibit 10.36a to the 1998 Form 10-K).
   10.24*     Asset Purchase Agreement dated February 26, 1999 by and among Sonic, Lute Riley Motors, Inc. and L.S.
              Riley (incorporated by reference to Exhibit 10.37 to the 1998 Form 10-K).
   10.25*     Agreement and Plan of Merger dated as of April 6, 1999 by and among Sonic, Manhattan Auto, Inc., Joseph
              Herson, Mollye Mills, John Jaffe and Richard Mills (the "Manhattan Merger Agreement") (incorporated by reference to Exhibit 4.10 to Sonic's Registration Statement on Form S-3 (Reg. No. 333-82615) (the "August
              1999 Form S-3")).
   10.25a*    Letter Agreement dated as of August 3, 1999 regarding amendment to the Manhattan Merger Agreement
              (incorporated by reference to Exhibit 4.11 to the August 1999 Form S-3).
   10.26*     Asset Purchase Agreement dated April 6, 1999 by and among Sonic, L.O.R., Inc., Waldorf Automotive, Inc.,
              Manhattan Imported Cars, Inc. and the stockholders of L.O.R., Waldorf Automotive and Manhattan Imported
              Cars (incorporated by reference to Exhibit 10.3 to Sonic's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "June 30, 1999 Form 10- Q")).
   10.27*     Sonic Agreement dated as of June 30, 1999 by and among Sonic, the subsidiaries of Sonic listed on Schedule
              A thereto and CAR MMR, L.L.C. (the "Sonic Agreement") (confidential portions omitted and filed separately with the SEC) (incorporated by reference to Exhibit 10.4 to the June 30, 1999 Form 10-Q).
   10.28*     Agreement dated as of August 5, 1999 by and among Sonic, O. Bruton Smith and Sonic Financial
              Corporation relating to the transactions contemplated by the Sonic Agreement (incorporated by reference to
              Exhibit 10.5 to the June 30, 1999 Form 10-Q).
   10.29*     Asset Purchase Agreement dated September 30, 1999 by and among Sonic, Riverside Chevrolet, Inc. and the stockholders of Riverside Chevrolet, Inc. listed on the signature page thereto (incorporated by reference to
              Exhibit 10.5 to the September 30, 1999 Form 10-Q).
   10.30*     Asset Purchase Agreement dated September 30, 1999 by and among Sonic, Jim Glover Dodge, Inc. and the stockholders of Jim Glover Dodge, Inc. listed on the signature page thereto (incorporated by reference to
              Exhibit 10.6 to the September 30, 1999 Form 10-Q).
   10.31*     Stock Purchase Agreement dated September 30, 1999 by and among Sonic, Riverside Nissan, Inc. and the stockholders of Riverside Nissan, Inc. listed on the signature page thereto (incorporated by reference to
              Exhibit 10.7 to the September 30, 1999 Form 10-Q).
   10.32*     Amended and Restated Asset Purchase Agreement dated as of October 28, 1999 by and among Sonic,
              Freeland & Schuh, Inc., South Gate Motors, Inc., Freeland Holdings, Inc., George T. Freeland, Bernard G.
              Freeland and Christopher G. Freeland (incorporated by reference to Exhibit 99.1 to Sonic's Current Report on
              Form 8-K filed November 19, 1999).
   10.33*     Agreement and Plan of Merger and Reorganization dated as of October 31, 1999 by and among Sonic, FAA
              Acquisition Corp., FirstAmerica Automotive, Inc. and certain stockholders of FirstAmerica Automotive, Inc.
              listed on the signature page therein (incorporated by reference to Exhibit 10.8 to the September 30, 1999
              Form 10-Q).
   21.1       Subsidiaries of the Company.
   23.1       Consent of Deloitte & Touche LLP.
   27         Financial Data Schedule.

---------
* Filed previously

(b)  Reports on Form 8-K


     Sonic filed a report on form 8-K on November 19, 1999, reporting under
Item 5 of such report, that on November 4, 1999, Sonic completed its acquisition of the assets of Freeland Holdings, Inc., which operates five automobile dealerships in Fort Myers, Florida, pursuant to an Amended and Restated Asset Purchase Agreement dated as of October 28, 1999. Sonic also reported the completed acquisition of Manhattan Automotive Group, which operated four automobile dealerships in the Washington D.C. metropolitan area, pursuant to an Agreement and Plan of Merger dated April 6, 1999, and an Asset Purchase Agreement dated April 6, 1999. The material terms of both acquisitions are described in the Form 8-K. Financial statements were filed as an amendment to this Form 8-K filed with the SEC on January 18, 2000.

     Sonic filed a report on Form 8-K on November 19, 1999, reporting, under
Item 5 of such report, that on November 4, 1999, Sonic had announced in a press release that its Board of Directors had authorized a stock repurchase of up to $25 million. The press release is attached as an exhibit to the Form 8-K. No financial statements were included in the filing.

     Sonic filed a report on Form 8-K on December 22, 1999, reporting under
Item 2 of such report, that on December 10, 1999, Sonic has acquired (i) approximately 96% of the outstanding shares of Class A Common Stock of FirstAmerica Automotive, Inc. ("FirstAmerica"), (ii) all of the outstanding shares of Class B Common Stock of FirstAmerica, (iii) all of the outstanding shares of Preferred Stock of FirstAmerica, and (iv) approximately 94% of the outstanding warrants to purchase shares of Common Stock of FirstAmerica. The material terms of the FirstAmerica acquisition are described in the Form 8-K. Financial statements were filed in an amendment to this Form 8-K filed with the SEC on January 27, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SONIC AUTOMOTIVE, INC.


                                        BY    /S/ THEODORE M. WRIGHT
                                           ------------------------------------

                                                  THEODORE M. WRIGHT
                                               CHIEF FINANCIAL OFFICER,
                                              VICE PRESIDENT AND TREASURER

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                                  TITLE                           DATE
-------------------------------------  --------------------------------------------- ---------------
     /S/ O. BRUTON SMITH               Chief Executive Officer (principal            March 30, 2000
------------------------------------    executive officer) and Chairman
         O. BRUTON SMITH

     /S/ THOMAS A. PRICE               Vice Chairman and Director                    March 30, 2000
------------------------------------
         THOMAS A. PRICE

     /S/ B. SCOTT SMITH                President, Chief Operating Officer and        March 30, 2000
------------------------------------    Director
         B. SCOTT SMITH

     /S/ THEODORE M. WRIGHT            Chief Financial Officer, Vice President and   March 30, 2000
------------------------------------    Treasurer (Principal Financial and
         THEODORE M. WRIGHT             Accounting Officer) and Director


     /S/ JEFFREY C. RACHOR             Executive Vice President of Retail            March 30, 2000
------------------------------------    Operations and Director
         JEFFREY C. RACHOR

     /S/ WILLIAM R. BROOKS             Director                                      March 30, 2000
------------------------------------
         WILLIAM R. BROOKS

     /S/ WILLIAM P. BENTON             Director                                      March 30, 2000
------------------------------------
         WILLIAM P. BENTON

     /S/ WILLIAM I. BELK               Director                                      March 30, 2000
------------------------------------
         WILLIAM I. BELK

     /S/ H. ROBERT HELLER              Director                                      March 30, 2000
------------------------------------
         H. ROBERT HELLER

                         INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                           -----
SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
  INDEPENDENT AUDITORS' REPORT ...........................................................  F-2
  CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets at December 31, 1998 and 1999 .............................  F-3
   Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999   F-4
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,
    1998 and 1999.........................................................................  F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and
    1999..................................................................................  F-6
   Notes to Consolidated Financial Statements ............................................  F-7

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SONIC AUTOMOTIVE, INC.
Charlotte, North Carolina

     We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Charlotte, North Carolina

March 17, 2000

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1999
                            (DOLLARS IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                           ------------------------
                                                                                              1998         1999
                                                                                           ---------- -------------
ASSETS (Note 5)
CURRENT ASSETS:
 Cash and cash equivalents (Note 1) ......................................................  $ 51,834   $   83,111
 Receivables (net of allowance for doubtful accounts of $700 and $1,506 at December 31,
   1998 and December 31, 1999, respectively) .............................................    39,902       99,987
 Inventories (Note 3) ....................................................................   264,971      630,857
 Due from affiliates (Note 7) ............................................................     1,471        4,188
 Other current assets (Note 6) ...........................................................     6,663       17,424
                                                                                            --------   ----------
   Total current assets ..................................................................   364,841      835,567
PROPERTY AND EQUIPMENT, NET (Notes 4 and 5) ..............................................    26,250       63,681
GOODWILL, NET (Note 1) ...................................................................   180,081      592,670
OTHER ASSETS .............................................................................     4,931        9,184
                                                                                            --------   ----------
TOTAL ASSETS .............................................................................  $576,103   $1,501,102
                                                                                            ========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable -- floor plan (Note 3) ....................................................  $228,158   $  517,575
 Trade accounts payable ..................................................................    14,994       48,405
 Accrued interest ........................................................................     7,058       11,605
 Other accrued liabilities (Note 6) ......................................................    27,763       72,012
 Payable to affiliates ...................................................................       628           --
 Payable for acquisitions (Note 2) .......................................................     2,385        5,925
 Current maturities of long-term debt (Note 5) ...........................................     4,700        2,388
                                                                                            --------   ----------
   Total current liabilities .............................................................   285,686      657,910
LONG-TERM DEBT (Note 5) ..................................................................   131,337      417,283
OTHER LONG-TERM LIABILITIES (Note 7) .....................................................        --        3,923
PAYABLE FOR ACQUISITIONS .................................................................       275           --
PAYABLE TO THE COMPANY'S CHAIRMAN (Note 7) ...............................................     5,500        5,500
PAYABLE TO AFFILIATES (Note 7) ...........................................................     3,625          723
DEFERRED INCOME TAXES ....................................................................     4,066        8,476
INCOME TAX PAYABLE .......................................................................     3,185        4,714
COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)
STOCKHOLDERS' EQUITY (Notes 1 and 8):
 Preferred Stock, $.10 par, 3.0 million shares authorized; 300,000 shares designated as
   Class A Convertible Preferred Stock, liquidation preference $1,000 per share, of which
   22,179 shares are issued and outstanding at December 31, 1998 and 28,159 shares are issued
   and outstanding at December 31, 1999 ..................................................    20,431       27,191
 Class A Common Stock, $.01 par, 100.0 million shares authorized; 11,959,274 shares issued
   at December 31, 1998 and 29,075,437 shares issued at December 31, 1999 ................       120          291
 Class B Common Stock, $.01 par (convertible into Class A Common Stock), 30.0 million shares authorized; 12,400,000 shares issued and outstanding at December 31, 1998 and
   12,250,000 shares issued and outstanding at December 31, 1999 .........................       124          123
 Paid-in capital .........................................................................    87,011      301,934
 Retained earnings .......................................................................    34,743       79,392
 Class A Treasury Stock, at cost (723,600 shares at December 31, 1999) ...................        --       (6,358)
                                                                                            --------   ----------
   Total stockholders' equity ............................................................   142,429      402,573
                                                                                            --------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................  $576,103   $1,501,102
                                                                                            ========   ==========

                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                 YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 YEARS ENDED DECEMBER 31,
                                                            1997          1998            1999
                                                       ------------- -------------- ---------------
REVENUES:
 New vehicles ........................................   $ 343,941    $   962,939     $ 1,968,514
 Used vehicles .......................................      85,132        324,740         684,560
 Wholesale vehicles ..................................      38,785        119,351         250,794
                                                         ---------    -----------     -----------
   Total vehicles ....................................     467,858      1,407,030       2,903,868
 Parts, service and collision repair .................      57,537        162,660         364,184
 Finance and insurance (Note 1) ......................      10,606         34,011          82,771
                                                         ---------    -----------     -----------
   Total revenues ....................................     536,001      1,603,701       3,350,823
COST OF SALES (Note 1) ...............................     473,003      1,396,259       2,896,400
                                                         ---------    -----------     -----------
GROSS PROFIT .........................................      62,998        207,442         454,423
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES ............................................      46,770        150,130         326,914
DEPRECIATION .........................................         776          1,384           3,138
GOODWILL AMORTIZATION ................................         546          3,223           8,561
                                                         ---------    -----------     -----------
OPERATING INCOME .....................................      14,906         52,705         115,810
OTHER INCOME AND EXPENSE:
 Interest expense, floor plan ........................       8,007         14,096          22,536
 Interest expense, other .............................       1,199          9,395          21,586
 Other income ........................................         298            426           1,286
                                                         ---------    -----------     -----------
   Total other expense ...............................       8,908         23,065          42,836
                                                         ---------    -----------     -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST .....       5,998         29,640          72,974
PROVISION FOR INCOME TAXES ...........................       2,249         11,083          28,325
                                                         ---------    -----------     -----------
INCOME BEFORE MINORITY INTEREST ......................       3,749         18,557          44,649
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY ..........          47             --              --
                                                         ---------    -----------     -----------
NET INCOME ...........................................   $   3,702    $    18,557     $    44,649
                                                         =========    ===========     ===========
BASIC NET INCOME PER SHARE (Note 8) ..................   $    0.27    $      0.81     $      1.41
                                                         =========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ........      13,898         22,852          31,744
                                                         =========    ===========     ===========
DILUTED NET INCOME PER SHARE (Note 8) ................   $    0.27    $      0.74     $      1.27
                                                         =========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
 OUTSTANDING .........................................      13,898         24,970          35,248
                                                         =========    ===========     ===========

                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                 YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                       (DOLLARS AND SHARES IN THOUSANDS)


                                      PREFERRED             CLASS A             CLASS B
                                        STOCK            COMMON STOCK         COMMON STOCK
                                  SHARES     AMOUNT     SHARES   AMOUNT    SHARES      AMOUNT
                                --------- ------------ -------- -------- ---------- -----------
BALANCE AT
 DECEMBER 31, 1996 ............    --      $       --       --    $ --     12,500      $125
 Capital contribution .........    --              --       --      --         --       --
 Public offering of
  common stock ................    --              --   10,000     100         --       --
 Stock redemption .............    --              --       --      --         --       --
 Dividend .....................    --              --       --      --         --       --
 Comprehensive income:
  Net income ..................    --              --       --      --         --       --
  Net unrealized gain on
   marketable equity
   securities net of tax
   of $73,864..................    --              --       --      --         --       --
                                   ---     ----------   ------    ----     ------      ----
   Total comprehensive
    income ....................    --              --       --      --         --       --
                                   ---     ----------   ------    ----     ------      ----
BALANCE AT
 DECEMBER 31, 1997 ............    --              --   10,000     100     12,500      125
 Issuance of Preferred
  Stock (Note 2) ..............    31          29,342       --      --         --       --
 Issuance of Class A
  Common Stock
  (Note 2) ....................    --              --      975      10         --       --
 Shares awarded under
  stock compensation
  plans .......................    --              --      252       3         --       --
 Issuance of warrants (Note
  8) ..........................    --              --       --      --         --       --
 Conversion of Preferred
  Stock .......................      (9)       (8,911)     632       6         --       --
 Conversion of Class B
  Common Stock ................    --              --      100       1       (100)        (1)
 Comprehensive income:
  Net income ..................    --              --       --      --         --       --
  Net unrealized loss .........    --              --       --      --         --       --
                                   ----    ----------   ------    ----     ------      -----
   Total comprehensive
    income ....................    --              --       --      --         --       --
                                   ----    ----------   ------    ----     ------      -----
BALANCE AT
 DECEMBER 31, 1998 ............    22          20,431   11,959     120     12,400      124
 Issuance of Preferred
  Stock (Note 2) ..............    59          59,045       --      --         --       --
 Issuance of Class A
  Common Stock (Notes
  2 and 8) ....................    --              --   12,852     129         --       --
 Shares awarded under
  stock compensation
  plans .......................    --              --      281       3         --       --
 Conversion of Preferred
  Stock (Note 8) ..............   (53)        (52,285)   3,833      38         --       --
 Conversion of Class B
  Common Stock ................    --              --      150       1       (150)        (1)
 Purchase of Class A
  Treasury Stock
  (Note 8) ....................    --              --       --      --         --       --
 Net income ...................    --              --       --      --         --       --
                                  -----    ----------   ------    ----     ------      -----
BALANCE AT
 DECEMBER 31, 1999 ............    28      $   27,191   29,075    $291     12,250      $123
                                  =====    ==========   ======    ====     ======      =====



                                                                      ACCUMULATED
                                                                         OTHER           TOTAL
                                  PAID-IN    RETAINED    TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                                  CAPITAL    EARNINGS      STOCK     INCOME (LOSS)      EQUITY
                                ----------- ---------- ------------ --------------- --------------
BALANCE AT
 DECEMBER 31, 1996 ............  $ 13,271    $12,993     $     --        $ (94)        $ 26,295
 Capital contribution .........     3,208         --           --           --            3,208
 Public offering of
  common stock ................    53,577         --           --           --           53,677
 Stock redemption .............    (2,123)        --           --           --           (2,123)
 Dividend .....................        --       (509)          --           --             (509)
 Comprehensive income:
  Net income ..................        --      3,702           --           --            3,702
  Net unrealized gain on
   marketable equity
   securities net of tax
   of $73,864..................        --         --           --          115              115
                                 --------    -------     --------        -----         --------
   Total comprehensive
    income ....................        --         --           --           --            3,817
                                 --------    -------     --------        -----         --------
BALANCE AT
 DECEMBER 31, 1997 ............    67,933     16,186           --           21           84,365
 Issuance of Preferred
  Stock (Note 2) ..............        --         --           --           --           29,342
 Issuance of Class A
  Common Stock
  (Note 2) ....................     8,283         --           --           --            8,293
 Shares awarded under
  stock compensation
  plans .......................     1,162         --           --           --            1,165
 Issuance of warrants (Note
  8) ..........................       728         --           --           --              728
 Conversion of Preferred
  Stock .......................     8,905         --           --           --               --
 Conversion of Class B
  Common Stock ................        --         --           --           --               --
 Comprehensive income:
  Net income ..................        --     18,557           --           --           18,557
  Net unrealized loss .........        --         --           --          (21)             (21)
                                 --------    -------     --------        -----         --------
   Total comprehensive
    income ....................        --         --           --           --           18,536
                                 --------    -------     --------        -----         --------
BALANCE AT
 DECEMBER 31, 1998 ............    87,011     34,743           --           --          142,429
 Issuance of Preferred
  Stock (Note 2) ..............        --         --           --           --           59,045
 Issuance of Class A
  Common Stock (Notes
  2 and 8) ....................   160,665         --           --           --          160,794
 Shares awarded under
  stock compensation
  plans .......................     2,011         --           --           --            2,014
 Conversion of Preferred
  Stock (Note 8) ..............    52,247         --           --           --               --
 Conversion of Class B
  Common Stock ................        --         --           --           --               --
 Purchase of Class A
  Treasury Stock
  (Note 8) ....................        --         --       (6,358)          --           (6,358)
 Net income ...................        --     44,649           --           --           44,649
                                 --------    -------     --------        -----         --------
BALANCE AT
 DECEMBER 31, 1999 ............  $301,934    $79,392     $ (6,358)       $  --         $402,573
                                 ========    =======     ========        =====         ========

                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                            (DOLLARS IN THOUSANDS)


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------------
                                                                                           1997        1998         1999
                                                                                       ----------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..........................................................................  $   3,702   $  18,557    $   44,649
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .....................................................      1,322       4,607        11,699
   Loss on disposal of property and equipment ........................................        110         278           249
   Deferred income taxes .............................................................        (27)      2,164         2,075
   Changes in assets and liabilities that relate to operations:
    Receivables ......................................................................       (594)    (11,018)      (27,860)
    Inventories ......................................................................      1,430      12,030       (45,665)
    Other assets .....................................................................     (1,039)     (4,169)        7,332
    Notes payable -- floor plan ......................................................      1,632     (16,806)       50,707
    Trade accounts payable and other liabilities .....................................      1,190       7,344         2,886
                                                                                        ---------   ---------    ----------
     Total adjustments ...............................................................      4,024      (5,570)        1,423
                                                                                        ---------   ---------    ----------
   Net cash provided by operating activities .........................................      7,726      12,987        46,072
                                                                                        ---------   ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of businesses, net of cash acquired .......................................    (85,650)    (72,205)     (360,683)
 Purchases of property and equipment .................................................     (2,007)     (4,335)      (21,548)
 Proceeds from sales of property and equipment .......................................         43       1,655        13,600
 Proceeds from sales of marketable equity securities .................................        784          --            --
                                                                                        ---------   ---------    ----------
   Net cash used in investing activities .............................................    (86,830)    (74,885)     (368,631)
                                                                                        ---------   ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt ........................................................     45,892     179,851       387,532
 Payments on long-term debt ..........................................................    (13,353)    (84,594)     (114,073)
 Public offering of Class A common stock .............................................     53,677          --        84,990
 Purchases of Class A common stock ...................................................         --          --        (6,358)
 Issuance of shares under stock compensation plans ...................................         --       1,165         2,014
 Advances to affiliated companies ....................................................       (987)       (994)         (269)
 Advances from the Company's Chairman ................................................      5,500          --            --
                                                                                        ---------   ---------    ----------
   Net cash provided by financing activities .........................................     90,729      95,428       353,836
                                                                                        ---------   ---------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............................................     11,625      33,530        31,277
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .........................................      6,679      18,304        51,834
                                                                                        ---------   ---------    ----------
CASH AND CASH EQUIVALENTS, END OF YEAR ...............................................  $  18,304   $  51,834    $   83,111
                                                                                        =========   =========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 -- Cash paid during the year for:
 Interest ............................................................................  $   8,761   $  17,504    $   39,575
 Income taxes ........................................................................  $   1,392   $  10,919    $   20,681
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
 Preferred Stock issued for acquisitions and contingent consideration (Note 2) .......         --   $  29,342    $   59,045
 Conversion of Preferred Stock .......................................................         --   $   8,911    $   52,285
 Class A common stock issued for acquisitions (Note 2) ...............................         --   $   8,250    $   75,802

                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS -- Sonic Automotive, Inc ("Sonic") is the second largest automotive retailer in the United States (as measured by total revenue), operating 162 dealership franchises and 29 collision repair centers in southeastern, southwestern, mid-western, mid-Atlantic and western United States as of December 31, 1999. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 1999, Sonic sold a total of 31 foreign and domestic brands of new vehicles.

     Sonic was incorporated in the State of Delaware in February 1997. Pursuant to a reorganization on June 30, 1997 (the "Reorganization"), five dealerships which were affiliated through the common ownership and control of Mr. O. Bruton Smith, Sonic's Chairman and Chief Executive Officer, became the first wholly-owned subsidiaries of Sonic through the exchange of their common stock or membership interests for 12.5 million shares of Sonic's Class B common stock, par value $.01 per share. The Reorganization was accounted for at historical cost in a manner similar to a pooling-of-interests as the entities were under common management and control. The financial statements for the periods through the effective date of the Reorganization represent the combined data for these five dealerships.

     During 1999, Sonic completed the acquisitions of 73 dealerships (see Note
2). Each of these acquisitions has been accounted for using the purchase method of accounting, and the accompanying consolidated financial statements include the results of operations of the dealerships acquired from their respective dates of acquisition.

     PRINCIPLES OF CONSOLIDATION -- All material intercompany transactions have been eliminated in the consolidated financial statements.

     REVENUE RECOGNITION -- Sonic records revenue when vehicles are delivered to customers, and when vehicle service work is performed.

     Sonic arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. Sonic also receives commissions from the sale of credit life, accident, health and disability insurance contracts to customers. Sonic may be assessed a chargeback fee in the event of early cancellation of a loan or insurance contract by the customer. Finance and insurance commission revenue is recorded net of estimated chargebacks at the time the related contract is placed with the financial institution.

     Sonic also receives commissions from the sale of non-recourse third party extended service contracts to customers. These contracts provide for no recourse against Sonic, but instead provide that the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale.

     Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Commission expense charged to cost of sales was approximately $1.8 million, $6.0 million and $13.1 million for the years ended December 31, 1997, 1998, and 1999, respectively.

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

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES -- (Continued)

     CASH AND CASH EQUIVALENTS -- Sonic considers contracts in transit and all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. Contracts in transit represent cash in transit to Sonic from finance companies related to vehicle purchases, and was $36.6 million and $83.1 million at December 31, 1998 and 1999, respectively.

     INVENTORIES -- Inventories of new and used vehicles, including demonstrators, are stated at the lower of specific cost or market. Inventories of parts and accessories are accounted for using the "first-in, first-out" method of inventory accounting ("FIFO") and are stated at the lower of FIFO cost or market. Other inventories, which primarily include rental and service vehicles, are stated at the lower of specific cost or market.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives is as follows:



                                                 USEFUL LIVES
                                                -------------
       Building and improvements ..............     5-40
       Office equipment and fixtures ..........     5-15
       Parts and service equipment ............      15
       Company vehicles .......................       5

     GOODWILL -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross amount of goodwill at December 31, 1998 was $182.5 million and at December 31, 1999 was $605.1 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 31.3% and 126.4%, respectively, at December 31, 1998, and 39.5% and 147.2%, respectively, at December 31, 1999. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. Sonic has determined that the period benefited by the goodwill will be no less than 40 years. Accordingly Sonic is amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if Sonic attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, Sonic would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. Sonic periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. Sonic has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. Sonic will incur additional goodwill in future acquisitions.

     The Financial Accounting Standards Board recently proposed new rules relating to the accounting for business combinations and intangible assets. One aspect of the proposal would not permit goodwill to be amortized over a period in excess of 20 years; however, we cannot assure that such a rule will be adopted and, if adopted, as to the final provisions of any such rules. If such a rule is adopted, we have been advised that it would likely only affect the period over which we amortize goodwill on our future acquisitions.

     INCOME TAXES -- Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the capitalization of additional inventory costs for income tax purposes, the recording of chargebacks and repossession losses on the direct write-off method for income tax purposes, the direct write-off of uncollectible accounts for income tax purposes, the accelerated amortization period for goodwill of 15 years for income tax purposes, and the accelerated depreciation method used for income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. In addition, deferred tax assets are recognized for state operating losses that are available to offset future taxable income.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- As of December 31, 1998 and 1999 the fair values of Sonic's financial instruments including receivables, due from affiliates, notes payable-floor plan, trade accounts payable, payables to affiliated companies and Sonic's Chairman, payables for acquisitions and long-term debt, excluding Sonic's senior subordinated notes, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. The fair value of Sonic's senior subordinated notes based on the quoted bid price as of December 31, 1998 and 1999 was approximately $120.7 million and $121.9 million, respectively. The carrying value of Sonic's senior subordinated notes as of December 31, 1998 and 1999 was approximately $120.7 million and $121.0 million, respectively.

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

     ADVERTISING -- Sonic expenses advertising costs in the period incurred. Advertising expense amounted to $7.0 million, $17.4 million and $33.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     SEGMENT INFORMATION -- Sonic's business is fundamentally managed based on individual dealership operating performance. Each of Sonic's dealerships have similar economic and operating characteristics. Each dealership sells similar products and services (new and used vehicles, parts, service and collision repair services), uses similar processes in selling its products and services, and sells its products and services to similar classes of customers. As a result, Sonic's dealerships are aggregated into a single operating segment for purposes of reporting financial condition and results of operations.


2. BUSINESS ACQUISITIONS


ACQUISITIONS COMPLETED SUBSEQUENT TO DECEMBER 31, 1999

     Subsequent to December 31, 1999, Sonic acquired 6 dealerships for approximately $44.8 million in cash and 11,589 shares of Sonic's Class A convertible preferred stock, Series II, having a liquidation value of $1,000 per share. The cash portion of the purchase price was financed with a combination of cash borrowed under Sonic's $350 million acquisition line of credit (the "Revolving Facility") with Ford Motor Credit Company ("Ford Motor Credit") and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting.


ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 1999

     During 1999, Sonic acquired 73 dealerships for approximately $420.4 million in cash, 6,282 shares of Sonic's Class A convertible preferred stock, Series II, recorded at an estimated value of approximately $6.3 million, 45,783 shares of Sonic's Class A convertible preferred stock, Series III, recorded at an estimated value of approximately $45.8 million, and 6,784,347 shares of Sonic's Class A common stock having an estimated fair value at the time of issuance of approximately $75.8 million. The cash portion of the purchase price was financed with a combination of a portion of the net proceeds from Sonic's public offering of Class A common stock in May 1999, cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. Payable for acquisitions on the accompanying consolidated

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. BUSINESS ACQUISITIONS -- (Continued)

balance sheet as of December 31, 1999 includes approximately $3.7 million of the cash portion of the aggregate purchase price which was paid subsequent to December 31, 1999.

     The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying consolidated financial statements from their respective acquisition dates. The aggregate purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. Because many of our acquisitions were consummated within the last two months of the fiscal year, we are still in the process of obtaining data necessary to complete the allocation of the purchase price of these acquisitions. As a result, the values of assets and liabilities included in the table below reflect preliminary estimates where values have not yet been determined, and may ultimately be different than amounts recorded once actual values are determined. Any adjustment to the value of assets and liabilities will be recorded against goodwill.


  Working capital ..................  $ 103,569
  Property and equipment ...........     38,497
  Goodwill .........................    417,251
  Non-current liabilities assumed ..    (11,033)
                                      ---------
  Total purchase price .............  $ 548,284
                                      =========

ACQUISITIONS COMPLETED DURING THE YEAR ENDED DECEMBER 31, 1998

     During 1998, Sonic acquired 19 dealerships for an aggregate purchase price of approximately $134.0 million. The aggregate purchase price was paid with approximately $96.2 million in cash, with 970,588 shares of Class A common stock, with 14,406.3 shares of Class A convertible preferred stock, Series I, 10,054.5 shares of Class A convertible preferred stock, Series II, and 6,273 shares of Class A convertible preferred stock, Series III and with warrants to purchase an aggregate of 154,000 shares of Class A common stock. The cash portion of the aggregate purchase price was financed with a combination of cash obtained from the net proceeds of Sonic's private offering on July 31, 1998 of $125 million in aggregate principal amount of its 11% senior subordinated notes, cash obtained from the Revolving Facility, and cash generated from Sonic's existing operations. Payables for acquisitions as of December 31, 1998 on the accompanying consolidated balance sheet includes $1.7 million of the cash portion of the aggregate purchase price which was paid subsequent to December 31, 1998.

     In accordance with terms of certain of the purchase agreements, Sonic may be required to pay additional consideration contingent upon future earnings of certain of the dealerships acquired. As of December 31, 1999, Sonic had paid approximately $5.0 million in cash and issued 6,717 shares of Class A convertible preferred stock, Series II, and 263.2 shares of Class A convertible preferred stock, Series III relating to such consideration, which has been accounted for as goodwill. Any additional amounts which may be payable in the future will also be accounted for as goodwill.

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



                                           (IN THOUSANDS)
                                          ---------------
  Working capital .......................    $ 28,247
  Property and equipment ................       3,969
  Goodwill ..............................      69,528
  Non-current liabilities assumed .......      (2,940)
                                             --------
  Total purchase price ..................    $ 98,804
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



                                          YEAR ENDED DECEMBER 31,
                                            1998            1999
                                      --------------- ---------------
                                      (DOLLARS IN THOUSANDS EXCEPT PER
                                                SHARE DATA)
   Total revenues ...................   $ 4,837,913     $ 5,399,981
   Gross profit .....................   $   649,810     $   744,717
   Net income .......................   $    24,368     $    51,553
   Diluted income per share .........   $      0.56     $      1.14

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVENTORIES AND RELATED NOTES PAYABLE -- FLOOR PLAN

     Inventories consist of the following:

                                            DECEMBER 31,
                                       -----------------------
                                           1998        1999
                                       ----------- -----------
                                           (IN THOUSANDS)
       New vehicles ..................  $190,139    $459,382
       Used vehicles .................    47,033     109,130
       Parts and accessories .........    16,012      44,821
       Other .........................    11,787      17,524
                                        --------    --------
       Total .........................  $264,971    $630,857
                                        ========    ========

     All new and certain used vehicles are financed with borrowings under floor plan credit facilities, and are pledged to collateralize amounts borrowed under those facilities. We currently have standardized floor plan credit facilities with Chrysler Financial Corporation ("Chrysler Financial") and Ford Motor Credit. The floor plan credit facility with Chrysler Financial, which was obtained on November 1, 1999, provides up to $750 million for the purchase of vehicles at our Chrysler dealerships. The floor plan facility with Ford Motor Credit provides up to $550 million for the purchase of vehicles at all of our other dealerships. As of December 31, 1998 there was an aggregate of approximately $228.2 million outstanding under the Ford Motor Credit floor plan facility. No amounts were outstanding under the Chrysler Financial floor plan facility. As of December 31, 1999, there was an aggregate of approximately $102.7 million outstanding under the Chrysler Financial floor plan facility and $400.8 million outstanding under the Ford Motor Credit floor plan facility.

     Amounts outstanding under the Chrysler Financial floor plan facility bear interest at 1.25% above LIBOR (LIBOR was 5.82% at December 31, 1999). Amounts outstanding under the Ford Motor Credit floor plan facility bear interest at an effective interest rate of prime less 1.3% (prime was 8.5% at December 31, 1999), subject to certain incentives and other adjustments. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balances are generally reduced by the manufacturer's purchase discounts, which are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

     We make monthly interest payments on the amount financed under the floor plan facilities but are not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the relevant dealership subsidiary. As such, these floor plan notes payable are shown as a current liability in the accompanying consolidated balance sheets. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic is in compliance with all restrictive covenants as of December 31, 1999.

     Other inventories include rental and service vehicles in the amount of $11.1 million and $16.7 million at December 31, 1998 and 1999, respectively. Notes payable, floor plan on the accompanying consolidated balance sheets includes $12.1 million and $14.1 million related to these vehicles at December 31, 1998 and 1999, respectively.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:



                                                   DECEMBER 31,
                                              -----------------------
                                                  1998        1999
                                              ----------- -----------
                                                  (IN THOUSANDS)
      Land ..................................  $  4,330    $    953
      Building and improvements .............    14,085      23,120
      Office equipment and fixtures .........     6,739      22,616
      Parts and service equipment ...........     6,495      16,008
      Company vehicles ......................     1,300       4,664
      Construction in progress ..............       645       5,785
                                               --------    --------
      Total, at cost ........................    33,594      73,146
      Less accumulated depreciation .........    (7,344)     (9,465)
                                               --------    --------
      Property and equipment, net ...........  $ 26,250    $ 63,681
                                               ========    ========

5. LONG-TERM DEBT

     Long-term debt consists of the following:



                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                               1998        1999
                                                                                           ----------- -----------
                                                                                               (IN THOUSANDS)
 $125.0 million Senior Subordinated Notes bearing interest at 11%, maturing August 1, 2008, net of unamortized discount of $4.3 million and $4.0 million at December 31, 1998 and
  1999, respectively .....................................................................  $120,726    $120,988
 $350 million revolving credit facility with Ford Motor Credit bearing interest at 2.50% above
  LIBOR (LIBOR was 5.82% at December 31, 1999) and maturing in October 2002,
  collateralized by all assets of the Company ............................................     8,887     289,003
 Mortgage notes payable ..................................................................     4,091          --
 Other notes payable (primarily equipment notes) .........................................     2,333       9,680
                                                                                            --------    --------
                                                                                             136,037     419,671
 Less current maturities .................................................................    (4,700)     (2,388)
                                                                                            --------    --------
 Long-term debt ..........................................................................  $131,337    $417,283
                                                                                            ========    ========

     Future maturities of debt at December 31, 1999 are as follows:


  Year ending December 31, (IN THOUSANDS)
                           --------------
  2000 ................... $  2,388
  2001 ...................    1,886
  2002 ...................  290,690
  2003 ...................    1,050
  2004 ...................      410
  Thereafter .............  123,247
                           --------
  Total .................. $419,671
                           ========

     In January 1999, in connection with the sale of real estate at Town and Country Toyota and Fort Mill Ford, Sonic repaid all amounts outstanding under mortgages encumbering such property.


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

     The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. Sonic has agreed not to pledge its assets to any third party except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of December 31, 1999.


THE REVOLVING FACILITY

     Effective November 1, 1999, the aggregate amount available for borrowing under the Revolving Facility was increased from $100.0 million to $350.0 million. Prior to November 1, 1999, amounts outstanding under the Revolving Facility bore interest at a fluctuating per annum rate equal to 2.75% above the 1 month commercial finance paper rate as reported by the Federal Reserve Board (the 1 month commercial finance paper rate was 5.77% at October 31, 1999). Subsequent to November, amounts outstanding under the Revolving Facility bear interest at a fluctuating per annum rate equal to 2.50% above LIBOR (LIBOR was 5.82% at December 31, 1999).

     The Revolving Facility will mature in October 2002, but may be extended for a number of additional one year terms to be negotiated by us and Ford Motor Credit. No assurance can be given that such extensions will be granted. On May 5, 1999, in connection with the public offering by Sonic of 6,067,230 shares of Class A common stock, all amounts previously outstanding under the Revolving Facility were repaid. The outstanding balance of $289.0 million at December 31, 1999 represents amounts borrowed to finance certain of Sonic's acquisitions completed in 1999. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of Sonic not to exceed $35 million.

     Sonic agreed under the Revolving Facility not to pledge any of its assets to any third party (with the exception of assets of Sonic's dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional negative covenants include specified ratios of

     o current assets to current liabilities (at least 1.25:1),

     o earnings before interest, taxes, depreciation and amortization (EBITDA) and rent less capital expenditures to fixed charges (at least 1.4:1),

     o EBITDA to interest expense (at least 2:1) and,

     o total adjusted debt to EBITDA (no greater than 2.25:1).

     In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic was in compliance with all restrictive covenants as of December 31, 1999.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. INCOME TAXES
     The provision for income taxes consists of the following components:



                                                  1997         1998       1999
                                              ------------ ----------- ----------
      Current:
        Federal .............................    $1,890      $ 8,145    $24,198
        State ...............................       391          756      2,052
                                                 ------      -------    -------
                                                  2,281        8,901     26,250
      Deferred ..............................       (27)       2,252      2,075
      Change in valuation allowance .........        (5)         (70)        --
                                                 --------    -------    -------
      Total .................................     $2,249     $11,083    $28,325
                                                 =======     =======    =======

     The reconciliation of the statutory federal income tax rate with Sonic's federal and state overall effective income tax rate is as follows:



                                                         1997         1998         1999
                                                     -----------  -----------  -----------
       Statutory federal rate ......................     34.00%       35.00%       35.00%
       Effective state income tax rates ............      3.70         1.46         2.26
       Nondeductible goodwill amortization .........      1.39         1.13         1.20
       Other .......................................     (1.60)       (0.20)        0.36
                                                         -----        -----        -----
       Effective tax rates .........................     37.49%       37.39%       38.82%
                                                         =====        =====        =====

     Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic's deferred tax assets and liabilities as of December 31 are as follows:



                                                        1998        1999
                                                    ----------- -----------
      Deferred tax assets:
        Allowance for bad debts ...................  $     69    $    824
        Inventory .................................       631       1,515
        Warranty reserves .........................        --         577
        Accrued compensation ......................        --         777
        Accrued severance .........................        --         595
        Net operating loss carryforwards ..........       517         124
        Other .....................................       746       2,198
                                                     --------    --------
        Total deferred tax assets .................     1,963       6,610
      Deferred tax liabilities:
        Basis difference in property and equipment     (1,276)       (637)
        Basis difference in goodwill ..............    (2,757)     (6,726)
        Other .....................................      (294)     (1,113)
                                                     --------    --------
      Total deferred tax liability ................    (4,327)     (8,476)
                                                     --------    --------
      Net deferred tax liability ..................  $ (2,364)   $ (1,866)
                                                     ========    ========

     Deferred tax assets are included in other current assets on the accompanying consolidated balance sheets. The net changes in the valuation allowance against deferred tax assets were a decrease of $5,000 for the year ended December 31, 1997 and a decrease of $70,000 for the year ended December 31, 1998. The decrease in 1997 was related primarily to the expiration of state net operating loss carryforwards. The decrease in 1998 was primarily related to the implementation of tax strategies which will allow utilization of the state net operating loss carryforwards prior to expiration. At December 31, 1999, Sonic had state net operating loss carryforwards of $2.0 million which will expire primarily between 2000 and 2004.

     Certain of Sonic's dealerships changed their method of accounting for inventories of new vehicles for income tax purposes from the "last-in, first-out" method of inventory accounting to the "first-in, first-out" method of inventory accounting which resulted in an additional income tax liability. At December 31, 1998 and 1999, this liability was $5.6

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. INCOME TAXES -- (Continued)

million and $7.3 million, respectively, and is generally payable from 2000 to 2002. The current portion of the liability as of December 31, 1999 was $2.6 million and is included in other accrued liabilities.

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


PAYABLE TO COMPANY'S CHAIRMAN

     Sonic has a note payable to Mr. Smith in the amount of $5.5 million (the "Subordinated Smith Loan"). The Subordinated Smith Loan bears interest at Bank of America's announced prime rate plus 0.5% and has a stated maturity date of November 30, 2000. Under the terms of certain subordination agreements currently in effect, however, all amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid only after all amounts owed by Sonic under the Revolving Facility, Sonic's floor plan financing facility with Ford Motor Credit and Sonic's senior subordinated notes are fully paid in cash. Accordingly, the Subordinated Smith Loan has been classified as non-current on the accompanying consolidated balance sheets.


DEALERSHIP LEASES:

     In January 1999, Sonic sold to MMR Holdings, L.L.C., a limited liability company then owned by Bruton Smith and SFC, the real estate at two of its dealership subsidiaries for an aggregate purchase price of approximately $10.6 million and entered into an agreement with MMR Holdings, L.L.C. to lease back the real estate over a term of ten years. Sonic realized a gain on the sale of approximately $2.1 million which was deferred and is currently being amortized against the rent expense over the term of the lease. The unamortized balance of the deferred gain at December 31, 1999 was

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. RELATED PARTIES -- (Continued)

approximately $1.9 million, of which approximately $1.7 million is included in other long-term liabilities on the accompanying consolidated balance sheet.

     On August 13, 1999, CAR MMR L.L.C., an affiliate of Capital Automotive REIT, which is not affiliated with Sonic, acquired all of the ownership interests of MMR Holdings, L.L.C., and two of its affiliates, MMR Viking Investment Associates, L.P. and MMR Tennessee, L.L.C (collectively, the "MMR Group"). As of that date, Sonic leased 48 properties for 38 of its dealerships from the MMR Group under "triple net leases" which required Sonic to pay all costs of operating the properties, as well as all taxes, utilities, insurance, repairs, maintenance and other property related expenses. Sonic has entered into new leases with CAR MMR L.L.C. with terms similar to those under Sonic's former leases with the MMR Group. These leases generally provide Sonic with options to renew the lease for two additional five year terms after the expiration of the initial lease term. Sonic has agreed to renew approximately 75% of its lease rental stream for an additional five year period after the expiration of the initial lease terms. In connection with the acquisition, Sonic, MMR Holdings and Mar Mar Realty Trust, an affiliate of the MMR Group, terminated the strategic alliance agreement whereby Mar Mar Realty Trust had provided Sonic with real estate financing, acquisition referral and related services.

     As a part of the August 13, 1999 sale of the MMR Group to CAR MMR, Bruton Smith and SFC signed agreements with Sonic to induce Sonic to enter into a real estate financing arrangement with CAR MMR and, among other things, amend its leases with the MMR Group to standardize their terms. Under these agreements, Mr. Smith and SFC agreed to pay approximately $2.5 million to Sonic, which amount represented Mr. Smith's and SFC's profits on the sale of the MMR Group less their selling expenses and a 14% annual return on their initial investment in the MMR Group, net of any advances made by Sonic to the MMR Group.


OTHER RELATED PARTY TRANSACTIONS

   o Sonic had amounts receivable from affiliates of $1.5 million and $4.2 million at December 31, 1998 and 1999, respectively. Of the $4.2 million balance at December 31, 1999, approximately $2.5 million represents amounts owed by SFC. The remaining balances at December 31, 1998 and 1999 primarily represent advances made by Sonic to SFC and Mar Mar Realty Trust. The amounts receivable from affiliates are non-interest bearing and are classified as current based on the expected repayment dates.

  o Town and Country Toyota has an amount payable to SFC and Bruton Smith, which payable totals approximately $0.8 million and $0.7 million as of December 31, 1998 and 1999, respectively. This loan bears interest at 8.75% per annum and is classified as non-current based on the expected repayment dates.


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

     During 1998, Sonic issued 14,406.3 shares of Series I Preferred Stock, 10,545.5 shares of Series II Preferred Stock and 6,273 shares of Series III Preferred Stock. In December 1998, 6,241.5 shares of Series II Preferred Stock and 2,313 shares of Series III Preferred Stock having an estimated value of approximately $8.9 million were converted into 632,244 shares of Class A common stock. As of December 31, 1998 there were 14,406.3 shares of Series I Preferred Stock, 3,813 shares of Series II Preferred Stock and 3,960 shares of Series III Preferred Stock issued and outstanding.

     During 1999, Sonic issued 12,999 shares of Series II preferred stock and 46,046.2 shares of Series III preferred stock. These shares were recorded at their estimated value. During the year, 5,605.3 shares of Series I preferred stock, 9,137 shares of Series II preferred stock, and 38,323.2 shares of Series III preferred stock having an aggregate estimated value of approximately $52.3 million were converted into 3,833,217 shares of Class A common stock. As of December 31, 1999 there were 8,801 shares of Series I preferred stock, 7,675 shares of Series II preferred stock, and 11,683 shares of Series III preferred stock issued and outstanding.

     COMMON STOCK -- Sonic has two classes of common stock. Class A common stock entitles its holder to one vote per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic's charter.

     Sonic completed a public offering of 8,500,000 shares of its Class A common stock on May 5, 1999 at a price of $14.9375 per share. Of the 8,500,000 shares sold in the offering, 6,067,230 shares were sold by Sonic and 2,432,770 shares were sold by certain stockholders of Sonic. Of the $86.1 million in net proceeds to Sonic from the public offering, approximately $75.5 million was used to repay the outstanding balance under the Revolving Facility. The remaining net proceeds were used to finance acquisitions.

     At the annual meeting of stockholders held on June 8, 1999, Sonic's stockholders approved an amendment to Sonic's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 50 million to 100 million, and to increase the number of authorized shares of Class B common stock from 15 million to 30 million.

     TREASURY STOCK/SHARE REPURCHASE PROGRAM -- During 1999, Sonic's Board of Directors authorized Sonic to expend up to $50 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 1999 Sonic has repurchased 723,600 shares of Class A common stock at an average price per share of approximately $8.7860. Sonic will continue to repurchase shares in the open market from time to time subject to market conditions.

     STOCK SPLIT -- All share and per share amounts included in the accompanying consolidated financial statements for all periods presented have been adjusted to reflect a 2 for 1 stock split of the Class A common stock and Class B common stock effective January 25, 1999.

     WARRANTS -- In connection with Sonic's prior year acquisitions, Sonic has issued warrants to purchase 242,782 shares of Class A common stock at exercise prices ranging from $6.00 per share to $11.27 per share. The warrants expire on various dates from January 15, 2003 to November 30, 2003. Sonic has recorded the issuance of such warrrants at their estimated fair value on the date of issuance.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. CAPITAL STRUCTURE, PUBLIC OFFERING OF COMMON STOCK, AND PER SHARE DATA -- (Continued)

     PER SHARE DATA -- The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on net income per share:



                               FOR THE TWELVE MONTHS ENDED    FOR THE TWELVE MONTHS ENDED    FOR THE TWELVE MONTHS ENDED
                                    DECEMBER 31, 1997              DECEMBER 31, 1998              DECEMBER 31, 1999
                              ----------------------------- ------------------------------- ------------------------------
                                                 PER-SHARE                       PER-SHARE                       PER-SHARE
                               INCOME   SHARES     AMOUNT     INCOME    SHARES     AMOUNT     INCOME    SHARES    AMOUNT
                              -------- -------- ----------- ---------- -------- ----------- ---------- -------- ----------
                                               (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
BASIC NET INCOME PER
 SHARE ......................  $3,702   13,898    $ 0.27     $18,557    22,852    $ 0.81     $44,649    31,744    $ 1.41
                                                  ======                          ======                          ======
EFFECT OF DILUTIVE
 SECURITIES
Stock compensation plans ....      --       --                    --       630                    --       949
Warrants ....................      --       --                    --        32                    --        78
Convertible Preferred Stock        --       --                    --     1,456                    --     2,477
                               ------   ------               -------    ------               -------    ------
DILUTED NET INCOME PER
 SHARE ......................  $3,702   13,898    $ 0.27     $18,557    24,970    $ 0.74     $44,649    35,248    $ 1.27
                               ======   ======    ======     =======    ======    ======     =======    ======    ======

     In addition to the stock options included in the table above, options to purchase 2,252,269 shares of Class A common stock were outstanding during 1999 but were not included in the computation of diluted EPS because the options were anti-dilutive.


9. EMPLOYEE BENEFIT PLANS

     Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the plan were not significant in any period presented.


STOCK OPTION PLANS

     Sonic currently has three option plans, the Sonic Automotive, Inc. 1997 Stock Option Plan (the "Stock Option Plan"), the Sonic Automotive, Inc. Formula Stock Option Plan (the "Directors' Plan"), and the FirstAmerica Employee Stock Option Plan.

     The Stock Option Plan was adopted by the Board of Directors in order to attract and retain key personnel. At the 1999 Annual Meeting, the Company's shareholders approved the increase in the number of shares issuable under the Stock Option Plan from 2.25 million to 4.5 million. Under the Stock Option Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options generally are granted at the fair market value of Sonic's Class A common stock at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant.

     The Directors' Plan, approved by the shareholders at Sonic's annual meeting on December 3, 1998, authorizes options to purchase up to an aggregate of 600,000 shares of Class A common stock. Under the plan, each outside director shall be awarded on or before March 31st of each year an option to purchase 10,000 shares at an exercise price equal to the fair market value of the Class A common stock at the date of the award. Options granted under the Directors' Plan become exercisable six months, and expire ten years, after their date of grant.


FIRSTAMERICA STOCK OPTION PLAN

     In connection with its acquisition of FirstAmerica Automotive, Inc., Sonic agreed to assume FirstAmerica's Employee Stock Option Plan ("FirstAmerica Plan"). The FirstAmerica Automotive, Inc. 1997 Stock Option Plan has been amended and restated as of December 10, 1999 to provide that each unexpired option to purchase FAA's Class A common stock that was outstanding under the FirstAmerica Plan to be converted into an option to purchase shares of Sonic's Class

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. EMPLOYEE BENEFIT PLANS -- (Continued)

A Common Stock. A conversion factor of .32232 shares of Sonic's Class A common stock for each share covered by options to purchase FAA Class A common stock was utilized to retain the aggregate intrinsic value of the options immediately before the change and, accordingly, a new measurement date did not result from the conversion. Other than the conversion to options for Sonic's stock, there were no significant changes to the FirstAmerica Plan. Options continue to vest according to the terms of the original option agreements, generally over a five year period, and expire if unexercised ten years from the date of grant.

     A summary of the status of Sonic's stock option plans as of December 31, 1997, 1998 and 1999 and changes during the years ended on those dates is presented below.



                                                                               WEIGHTED
                                                                               AVERAGE
                                                  NUMBER OF   EXERCISE PRICE   EXERCISE
                                                   OPTIONS       PER SHARE      PRICE
                                                 ----------- ---------------- ---------
                                                         (SHARES IN THOUSANDS)
Outstanding at December 31, 1996 ...............       --
 Granted .......................................    1,176      $       6.00    $  6.00
Outstanding at December 31, 1997 ...............    1,176              6.00       6.00
 Granted .......................................    1,433          7.25-9.19      8.61
 Exercised .....................................      (72)             6.00       6.00
Outstanding at December 31, 1998 ...............    2,537          6.00-9.19      7.48
 Granted .......................................    1,643        10.06-18.32     14.27
 Options assumed from acquired company .........      467         2.85-13.12      9.73
 Exercised .....................................     (212)         6.00-7.25      6.18
 Forfeited .....................................     (248)        6.00-15.44      9.29
                                                    -----
Outstanding at December 31, 1999 ...............    4,187         2.85-18.32     10.35
                                                    =====

     The following table summarizes information about stock options outstanding at December 31, 1999:



                                          WEIGHTED        WEIGHTED                 WEIGHTED
     RANGE OF           SHARES             AVERAGE         AVERAGE      SHARES     AVERAGE
     EXERCISE       OUTSTANDING AT        REMAINING       EXERCISE   EXERCISABLE   EXERCISE
      PRICES           12/31/99       CONTRACTUAL LIFE      PRICE    AT 12/31/99    PRICE
------------------ ---------------- -------------------- ---------- ------------- ---------
                                            (SHARES IN THOUSANDS)
 $         2.85            127               7.53 years   $  2.85          61      $ 2.85
 $    6.00-7.25          1,268               8.00            6.32         739        6.22
 $   9.19-13.12          1,478               9.14           10.14         778        9.64
 $  13.63-18.32          1,314               9.35           15.20         256       15.32
                         -----               ----         -------         ---      ------
      Totals             4,187               8.81 years   $ 10.35       1,834      $ 8.83
                         =====               ====         =======       =====      ======

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. EMPLOYEE BENEFIT PLANS -- (Continued)

     The weighted average fair value of options granted or assumed was $2.89, $4.63 and $6.76 per share in 1997, 1998 and 1999, respectively. The fair value of each option granted during 1997, 1998 and 1999 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.



                                       1997          1998            1999
                                    ---------- --------------- ----------------
 EMPLOYEE STOCK PURCHASE PLAN
 Dividend yield ...................     n/a            n/a              n/a
 Risk free interest rates .........     n/a          5.51%      4.49%-6.15%
 Expected lives ...................     n/a       1.0 year    0.25-1.0 year
 Volatility .......................     n/a         61.31%           53.15%


 STOCK OPTION PLANS
 Dividend yield ...................     n/a            n/a              n/a
 Risk free interest rates .........   5.60%     4.24%-5.57%     4.53%-6.15%
 Expected lives ................... 5 years         5 years       3-5 years
 Volatility .......................  49.55%          61.31%          53.15%

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

     On May 5, 1999, the Board of Directors, pursuant to Sonic's ESPP, increased the authorized shares from 600,000 to 1.2 million and issued options exercisable for approximately 420,000 shares of Class A common stock, granting 355 shares to each participant in the ESPP. This increase in the number of options issuable under the ESPP was approved by the stockholders of Sonic at its annual meeting of stockholders on June 8, 1999.


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

     Under both the ESPP and the Nonqualified ESPP, Sonic issued approximately 93,600 and 180,730 shares to employees in 1998 and 1999 at a weighted average purchase price of $4.10 and $10.70 per share, respectively. The weighted average fair value of shares granted under both plans was $1.58 and $2.91 per share in 1998 and 1999, respectively.

     Sonic has adopted the disclosure-only provisions of SFAS No. 123. No compensation cost has been recognized for Sonic's stock-based compensation plans in the accompanying consolidated financial statements. Had compensation cost for the stock-based compensation plans been determined based on their fair value as prescribed by SFAS No. 123, Sonic's pro forma net income and diluted net income per share would have been $3.6 million and $0.26, respectively for 1997, $16.8 million and $0.67, respectively for 1998, and $39.9 million and $1.13, respectively for 1999.

10. COMMITMENTS AND CONTINGENCIES

FACILITY LEASES

     Certain properties leased by Sonic's dealerships are, or since the beginning of the last fiscal year were, owned by Sonic's officers or directors or their affiliates. These leases contain terms comparable to, or more favorable to Sonic than, terms that would be obtained from unaffiliated third parties. Minimum future rental payments required under noncancelable operating leases are as follows:

                            RELATED PARTIES   THIRD PARTIES     TOTAL
Year Ending December 31,   ----------------- --------------- ----------
                                          (IN THOUSANDS)
2000 .....................      $ 3,092          $ 44,505     $ 47,597
2001 .....................        3,097            43,389       46,486
2002 .....................        3,046            41,651       44,697
2003 .....................        2,970            41,151       44,121
2004 .....................        2,970            43,464       46,434
Thereafter ...............       23,553           180,941      204,494
                                -------          --------     --------
Total ....................      $38,728          $395,101     $433,829
                                =======          ========     ========

     Total rent expense for the years ended December 31, 1997, 1998, and 1999 was approximately $2.4 million, $10.5 million and $26.4 million, respectively. Of these amounts, $1.3 million, $7.5 million and $7.7 million, respectively, were paid to related parties. As discussed above in Note 7, RELATED PARTIES, MMR Holdings was acquired by CAR MMR L.L.C. August 13, 1999. Consequently, rent expense paid to related parties for 1999 includes amounts paid to MMR Holdings prior to that time.

OTHER CONTINGENCIES

     Sonic is involved in various legal proceedings. Management believes based on advice of counsel that the outcome of such proceedings will not have a materially adverse effect on Sonic's financial position or future results of operations and cash flows.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following table summarizes the Company's results of operations as presented in the Consolidated Statements of Income by quarter for 1998 and 1999.



                                            FIRST         SECOND        THIRD         FOURTH
                                           QUARTER       QUARTER       QUARTER       QUARTER
                                        ------------- ------------- ------------- -------------
Year Ended December 31, 1998:
 Total revenues .......................   $ 263,979     $ 386,132     $ 504,110    $  449,480
 Gross profit .........................   $  34,158     $  48,264     $  63,974    $   61,046
 Operating income .....................   $   7,426     $  12,779     $  15,646    $   16,854
 Income before taxes ..................   $   3,474     $   7,430     $   8,876    $    9,860
 Net income ...........................   $   2,136     $   4,668     $   5,426    $    6,327
 Diluted net income per share .........   $    0.09     $    0.20     $    0.21    $     0.24
Year Ended December 31, 1999:
 Total revenues .......................   $ 593,452     $ 723,530     $ 869,964    $1,163,877
 Gross profit .........................   $  78,075     $  94,261     $ 116,654    $  165,433
 Operating income .....................   $  18,954     $  24,588     $  31,012    $   41,256
 Income before taxes ..................   $  10,848     $  16,230     $  20,543    $   25,353
 Net income ...........................   $   6,687     $  10,101     $  12,583    $   15,278
 Diluted net income per share .........   $    0.24     $    0.30     $    0.33    $     0.38

12. SUBSEQUENT EVENTS

     SHARE REPURCHASE PROGRAM -- Through March 17, 2000, Sonic has repurchased 165,757 additional shares of Class A common stock for approximately $ 1.5 million and has redeemed 3,500 shares of Class A convertible preferred stock for approximately $3.5 million.

     SALE OF DEALERSHIP SUBSIDIARIES -- Subsequent to December 31, 1999, Sonic's Board of Directors approved the sale of certain dealerships. Through March 17, 1999, Sonic has sold, signed definitive agreements to sell, or signed letters of intent to sell three dealerships for an aggregate of approximately $5.1 million in proceeds. No material gains or losses are expected from these sales.