Form 10-Q
period 2000-03-31
SONIC AUTOMOTIVE INC
filed 2000-05-15
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes  X   No
    ---

As of May 8, 2000, there were 30,334,293 shares of Class A Common Stock and 12,250,000 shares of Class B Common Stock outstanding.

                               INDEX TO FORM 10-Q

                                                                                                           PAGE
PART I - FINANCIAL INFORMATION                                                                             ----

ITEM 1. Consolidated Financial
              Statements (Unaudited)                                                                           3

                  Consolidated Statements of Income - Three-month periods ended
                       March 31, 1999 and March 31, 2000

                  Consolidated Balance Sheets -
                       December 31, 1999 and March 31, 2000

                  Consolidated Statement of Stockholders'
                       Equity - Three-month period ended March 31, 2000

                  Consolidated Statements of Cash Flows - Three-month periods ended March 31, 1999 and March 31, 2000

          Notes to Unaudited Consolidated Financial Statements


ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                   12

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                           16


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                                                            17

ITEM 6.  Exhibits and Reports on Form 8-K                                                                     18

SIGNATURES                                                                                                    19


                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                             SONIC AUTOMOTIVE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          1999             2000
                                                                      --------------   --------------
REVENUES:
     New vehicles                                                         $ 346,992        $ 854,034
     Used vehicles                                                          129,859          305,431
     Wholesale vehicles                                                      44,416          101,012
                                                                      --------------   --------------
          Total vehicles                                                    521,267        1,260,477
     Parts, service and collision repair                                     59,625          165,587
     Finance & insurance and other (Note 1)                                  12,560           38,337
                                                                      --------------   --------------
          Total revenues                                                    593,452        1,464,401
COST OF SALES (Note 1)                                                      515,377        1,256,367
                                                                      --------------   --------------
GROSS PROFIT                                                                 78,075          208,034
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 57,214          153,466
DEPRECIATION                                                                    526            1,517
GOODWILL AMORTIZATION                                                         1,381            4,050
                                                                      --------------   --------------
OPERATING INCOME                                                             18,954           49,001
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                                             4,471           10,357
     Interest expense, other                                                  3,643           10,266
     Other income                                                                 8               38
                                                                      --------------   --------------
          Total other expense                                                 8,106           20,585
                                                                      --------------   --------------
INCOME BEFORE INCOME TAXES                                                   10,848           28,416
PROVISION FOR INCOME TAXES                                                    4,161           11,045
                                                                      --------------   --------------
NET INCOME                                                                  $ 6,687         $ 17,371
                                                                      ==============   ==============

BASIC NET INCOME PER SHARE (Note 6)                                          $ 0.27           $ 0.41
                                                                      ==============   ==============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                24,423           42,088
                                                                      ==============   ==============

DILUTED NET INCOME PER SHARE (Note 6)                                        $ 0.24           $ 0.39
                                                                      ==============   ==============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                                               27,998           44,877
                                                                      ==============   ==============


            See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                                                        MARCH 31,
                                                                                   DECEMBER 31,            2000
                                                                                       1999            (UNAUDITED)
                                                                                  ----------------  -------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                           $ 83,111             $ 82,395
     Receivables (net of allowance for doubtful accounts of $1,506
          at December 31, 1999 and $1,303 at March 31, 2000)                               99,987              114,618
     Inventories (Note 3)                                                                 630,857              702,580
     Due from affiliates (Note 5)                                                           4,188                2,103
     Other current assets                                                                  17,424               22,889
                                                                                  ----------------  -------------------
          Total current assets                                                            835,567              924,580
PROPERTY AND EQUIPMENT, NET                                                                63,681               70,580
GOODWILL, NET (Note 1)                                                                    592,670              638,438
OTHER ASSETS                                                                                9,184               10,043
                                                                                  ----------------  -------------------
TOTAL ASSETS                                                                          $ 1,501,102          $ 1,643,459
                                                                                  ================  ===================



            See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        MARCH 31,
                                                                                   DECEMBER 31,            2000
                                                                                       1999            (UNAUDITED)
                                                                                  ----------------  -------------------
                                                                                         (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - floor plan                                                         $ 517,575            $ 576,540
     Trade accounts payable                                                                48,405               57,851
     Accrued interest                                                                      11,605                8,507
     Other accrued liabilities                                                             72,012               86,867
     Payable for acquisitions                                                               5,925                  275
     Current maturities of long-term debt                                                   2,388                2,388
                                                                                  ----------------  -------------------
          Total current liabilities                                                       657,910              732,428
LONG-TERM DEBT (Note 4)                                                                   417,283              464,512
OTHER LONG-TERM LIABILITIES                                                                 3,923                3,861
PAYABLE TO THE COMPANY'S CHAIRMAN (Note 5)                                                  5,500                5,500
PAYABLE TO AFFILIATES (Note 5)                                                                723                  723
DEFERRED INCOME TAXES                                                                       8,476               10,311
INCOME TAX PAYABLE                                                                          4,714                3,508
STOCKHOLDERS' EQUITY (Note 6):
     Preferred Stock, $.10 par, 3.0 million shares authorized;
          300,000 shares designated as Class A Convertible Preferred                       27,191               13,761
          Stock, liquidation preference $1,000 per share, of which
          28,159 shares are issued and outstanding at December 31, 1999 and 14,344 shares are issued and outstanding at March 31, 2000
     Class A Common Stock, $.01 par, 100.0 million shares authorized; 29,075,437 shares issued at December 31, 1999
          and 32,411,978 shares issued at March 31, 2000                                      291                  324
     Class B Common Stock, $.01 par (convertible into Class A Common Stock),
          30.0 million shares authorized; 12,250,000 shares issued and                        123                  123
          outstanding at December 31, 1999 and March 31, 2000
     Paid-in capital                                                                      301,934              323,663
     Retained earnings                                                                     79,392               96,763
     Class A Treasury Stock, at cost (723,600 shares at December 31, 1999
          and 1,336,023 at March 31, 2000)                                                 (6,358)             (12,018)
                                                                                  ----------------  -------------------
          Total stockholders' equity                                                      402,573              422,616
                                                                                  ----------------  -------------------
TOTAL LIABILITIES  AND STOCKHOLDERS'  EQUITY                                          $ 1,501,102          $ 1,643,459
                                                                                  ================  ===================


            See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)




                               PREFERRED           CLASS A         CLASS B                                          TOTAL
                                 STOCK          COMMON STOCK     COMMON STOCK    PAID-IN   RETAINED   TREASURY   STOCKHOLDERS'
                             SHARES  AMOUNT    SHARES  AMOUNT   SHARES  AMOUNT   CAPITAL   EARNINGS     STOCK       EQUITY
                             ------ ---------  ------  -------  ------- ------- ---------  ---------  ---------   ----------
BALANCE AT
  DECEMBER 31, 1999             28   $ 27,191    29,075   $ 291  12,250   $123  $ 301,934  $  79,392  $  (6,358)   $ 402,573
  Issuance of Preferred
       Stock (Note 2)           12     11,589       -       -       -      -          -          -          -         11,589
  Issuance of Common
       Stock                   -          -         809       8     -      -           (8)       -          -            -
  Shares awarded under stock
       compensation plans      -          -          33     -       -      -          243        -          -            243
  Conversion of Preferred
       Stock                   (22)   (21,904)    2,495      25     -      -       21,879        -          -            -
  Redemption of Preferred
       Stock                    (4)    (3,115)      -       -       -      -         (385)       -          -         (3,500)
  Purchase of Class A
       Treasury Stock          -          -         -       -       -      -          -          -       (5,660)      (5,660)
  Net income                   -          -         -       -       -      -          -       17,371                  17,371

                             -----   --------    ------   -----  ------   ----  ---------  ---------  ---------    ---------

  BALANCE AT MARCH 31, 2000     14   $ 13,761    32,412   $ 324  12,250   $123  $ 323,663  $  96,763  $ (12,018)   $ 422,616
                             =====   ========    ======   =====  ======   ====  =========  =========  =========    =========


            See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            1999            2000
                                                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $ 6,687        $ 17,371
     Adjustments to reconcile net income to net cash used in
          operating activities:
          Depreciation and amortization                                                        1,907           5,567
          Loss on disposal of property and equipment                                             292              19
          Changes in assets and liabilities that relate to operations:
               Receivables                                                                    (4,027)        (11,679)
               Inventories                                                                    (9,077)        (22,880)
               Other assets                                                                   (1,783)         (1,731)
               Notes payable - floor plan                                                     10,340          16,551
               Trade accounts payable and other liabilities                                   (1,090)         11,548
                                                                                        -------------   -------------
                    Total adjustments                                                         (3,438)         (2,605)
                                                                                        -------------   -------------
          Net cash provided by operating activities                                            3,249          14,766
                                                                                        -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                                            (46,672)        (46,602)
     Purchases of property and equipment                                                      (3,619)         (9,519)
     Proceeds from sales of property and equipment                                            10,572           1,168
                                                                                        -------------   -------------
          Net cash used in investing activities                                              (39,719)        (54,953)
                                                                                        -------------   -------------
CASH  FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                             52,961          47,792
     Payments on long-term debt                                                               (8,295)         (1,488)
     Purchases of Class A Common Stock and redemptions of Preferred Stock                          -          (9,160)
     Issuance of shares under stock compensation plans                                           603             243
     (Advances to) repayments from affiliated companies                                         (895)          2,084
                                                                                        -------------   -------------
          Net cash provided by financing activities                                           44,374          39,471
                                                                                        -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           7,904            (716)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                51,834          83,111
                                                                                        -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 59,738        $ 82,395
                                                                                        =============   =============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Preferred Stock issued for acquisitions and contingent
         consideration (Note 2)                                                             $ 28,892        $ 11,589
     Conversion of Preferred Stock                                                               $ -        $ 21,904





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


                             SONIC AUTOMOTIVE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (ALL TABLES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION -- The accompanying unaudited financial information for the three months ended March 31, 1999 and 2000 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. ("Sonic") for the year ended December 31, 1999.

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

         Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Commission expense charged to cost of sales was approximately $2.3 million and $6.2 million for the three months ended March 31, 1999 and 2000, respectively.

         GOODWILL -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross amount of goodwill at December 31, 1999 was $605.1 million and at March 31, 2000 was $654.9 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 39.5% and 147.2%, respectively, at December 31, 1999, and 38.8% and 151.1%, respectively, at March 31, 2000. Generally accepted accounting principles in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. Sonic has determined that the period benefited by the goodwill will be no less than 40 years. Accordingly Sonic is amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if Sonic attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, Sonic would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. Sonic periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. Sonic has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. Sonic will incur additional goodwill in future acquisitions.

         The Financial Accounting Standards Board recently proposed new rules relating to the accounting for business combinations and intangible assets. One aspect of the proposal would not permit goodwill to be amortized over a period in excess of 20 years;

                             SONIC AUTOMOTIVE, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

 however, we cannot assure that such a rule will be adopted and, if adopted, as to the final provisions of any such rules. If such a rule is adopted, we have been advised that it would likely only affect the period over which we amortize goodwill on our future acquisitions.

2. BUSINESS ACQUISITIONS

ACQUISITIONS COMPLETED DURING THE THREE MONTHS ENDED MARCH 31, 2000:

         During the first three months of 2000, Sonic acquired 6 dealerships for approximately $47.1 million in cash and 11,589 shares of Sonic's Class A convertible preferred stock, Series II, having an estimated value at the time of issuance of approximately $11.6 million. The cash portion of the purchase price was financed with a combination of cash borrowed under Sonic's $350 million acquisition line of credit with Ford Motor Credit Company (the "Revolving Facility") and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates. The aggregate purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. We are still in the process of obtaining data necessary to complete the allocation of the purchase price of these acquisitions. As a result, the values of assets and liabilities included in the table below reflect preliminary estimates where actual values have not yet been determined, and may ultimately be different than amounts recorded once actual values are determined. Any adjustment to the value of the assets and liabilities will be recorded against goodwill.



 Working capital                      $ 8,907
 Property and equipment                 1,954
 Goodwill                              48,739
 Non-current liabilites assumed          (943)
                                  ------------
 Total purchase price                $ 58,657
                                  ============


         The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisition transactions completed during 1999 and during the first three months of 2000 had occurred as of the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the period presented. These results are also not necessarily indicative of the results of future operations.


                                           THREE MONTHS ENDED MARCH 31,
                                            1999                  2000
                                           ------                -------
 Total revenues                         $ 1,376,558            $ 1,510,534
 Gross profit                             $ 186,255              $ 213,195
 Net income                                $ 13,498               $ 17,281
 Diluted income per share                    $ 0.29                 $ 0.38


SALE OF DEALERSHIP SUBSIDIARIES:

         During the first three months of 2000, Sonic sold substantially all of the assets of one of its dealership subsidiaries for approximately $0.6 million. Subsequent to March 31, 2000, Sonic has sold substantially all of the assets at two additional dealership subsidiaries for approximately $4.5 million. The aggregate net book value of these assets totaling approximately $4.2 million has been included in other current assets on the accompanying unaudited consolidated balance sheet as of March 31, 2000 as assets held for sale.

                             SONIC AUTOMOTIVE, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. INVENTORIES

         Inventories consist of the following:


                            DECEMBER 31,   MARCH 31,
                                1999         2000
                               -----         ----
 New vehicles                $ 459,382    $ 515,224
 Used vehicles                 109,130      122,215
 Parts and accessories          44,821       48,048
 Other                          17,524       17,093
                           ------------  -----------
 Total                       $ 630,857    $ 702,580
                           ============  ===========


4. LONG-TERM DEBT

REVOLVING FACILITY

         Borrowings, net of repayments, under Sonic's $350 million Revolving Facility for the three months ended March 31, 2000 were approximately $47.7 million and were primarily used to finance acquisitions. The total outstanding balance under the Revolving Facility as of March 31, 2000 was approximately $336.7 million. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs of Sonic not to exceed $35 million.

5. RELATED PARTIES

REGISTRATION RIGHTS AGREEMENT

         When Sonic acquired Town & Country Ford, Lone Star Ford, Fort Mill Ford, Town & Country Toyota and Frontier Oldsmobile-Cadillac in 1997, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 with Sonic Financial Corporation ("SFC"), Bruton Smith, Scott Smith and William S. Egan (collectively, the "Class B Registration Rights Holders"). SFC currently owns 8,881,250 shares of Class B common stock; Bruton Smith, 2,071,250 shares; Scott Smith, 956,250 shares; and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group"), 341,250 shares, all of which are covered by the Registration Rights Agreement. The Egan Group also owns certain shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic's charter, offers and sales of shares Class B common stock are registered with the Securities and Exchange Commission, then such shares will automatically convert into a like number of shares of Class A common stock.

         The Class B Registration Rights Holders have certain limited piggyback registration rights under the Registration Rights Agreement. These rights permit them to have their shares of Sonic's common stock included in any Sonic registration statement registering Class A common stock, except for registrations on Form S-4, relating to exchange offers and certain other transactions, and Form S-8, relating to employee stock compensation plans. The Registration Rights Agreement expires in November 2007. SFC is controlled by Bruton Smith, the Company's Chairman.

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

OTHER RELATED PARTY TRANSACTIONS

     o Sonic had amounts receivable from affiliates of $4.2 million at December 31, 1999 representing amounts owed by SFC. Of this balance, approximately $2.1 million was collected during the first quarter of 2000. The remaining balance as of March 31, 2000 was approximately $2.1 million and is classified as current based on the expected repayment dates.

                             SONIC AUTOMOTIVE, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. RELATED PARTIES - (Continued)

    o Town and Country Toyota has an amount payable to SFC and Bruton Smith, which payable totaled approximately $723,000 at both December 31, 1999 and March 31, 2000, respectively. This loan bears interest at 8.75% per annum and is classified as non-current based on the expected repayment dates.


6. CAPITAL STRUCTURE AND PER SHARE DATA

         TREASURY STOCK/SHARE REPURCHASE PROGRAM --During 1999, Sonic's Board of Directors authorized Sonic to expend up to $50 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of March 31, 2000 Sonic has repurchased 1.3 million shares of Class A common stock for approximately $12.0 million and has also redeemed 3,500 shares of Class A convertible preferred stock at a total cost of $3.5 million. Through May 2, 2000, Sonic has repurchased approximately 2.1 million shares of Class A common stock for approximately $20.1 million and has redeemed 8,600 shares of Class A convertible preferred stock for approximately $8.6 million. Sonic will continue to repurchase shares from time to time subject to market conditions.

         PER SHARE DATA - The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on net income per share.


                                               For the three months ended                    For the three months ended
                                                     March 31, 1999                               March 31, 2000
                                        -----------------------------------------     ----------------------------------------
                                                                      Per-Share                                      Per-Share
                                          Income         Shares        Amount            Income         Shares        Amount
                                        ------------  ------------  -------------     -------------  ------------   ----------
                                            (DOLLARS AND SHARES IN THOUSANDS             (DOLLARS AND SHARES IN THOUSANDS
                                                EXCEPT PER SHARE AMOUNTS)                    EXCEPT PER SHARE AMOUNTS)

 BASIC NET INCOME PER SHARE                 $ 6,687        24,423         $ 0.27          $ 17,371        42,088       $ 0.41
                                                                    =============                                   ==========
 EFFECT OF DILUTIVE SECURITIES
      Stock compensation plans                    -         1,458                                -           384
      Warrants                                    -           110                                -            28
      Convertible Preferred Stock                 -         2,007                                -         2,377
                                        ------------  ------------                    -------------  ------------
 DILUTED NET INCOME PER SHARE               $ 6,687        27,998         $ 0.24          $ 17,371        44,877       $ 0.39
                                        ============  ============  =============     =============  ============   ==========

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

                                                                                                 Percentage of Total Revenues for
                                                                                                      Three Months Ended
                                                                                                            March 31,
Revenues:                                                                                            1999              2000
---------                                                                                          ------              ----
New vehicle sales.......................................................................            58.5%               58.3%
Used vehicle sales......................................................................            29.4%               27.8%
Parts, service and collision repair.....................................................            10.0%               11.3%
Finance and insurance...................................................................             2.1%                2.6%
                                                                                                   -----               -----
Total revenues..........................................................................           100.0%              100.0%
Cost of sales...........................................................................            86.8%               85.8%
                                                                                                   -----               -----
Gross profit............................................................................            13.2%               14.2%
Selling, general and administrative.....................................................             9.6%               10.5%
Depreciation ...........................................................................             0.1%                0.1%
Goodwill amortization...................................................................             0.2%                0.3%
                                                                                                   -----               -----
Operating income........................................................................             3.2%                3.3%
Interest expense........................................................................             1.4%                1.4%
                                                                                                   -----               -----
Income before income taxes..............................................................             1.8%                1.9%
                                                                                                   =====               =====


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. Revenues grew in each of our primary revenue areas for the first three months of 2000 as compared with the first three months of 1999, causing total revenues to increase 147% to $1.5 billion. New vehicle sales revenue increased 146% to $854.0 million in the first three months of 2000, compared with $347.0 million in the first three months of 1999. The increase was due primarily to a 134% increase in new vehicle unit sales to 33,390 in the first three months of 2000 from 14,282 in the first three months of 1999, resulting primarily from acquisitions. The remainder of the increase in new vehicle revenues was due to a 5.3% increase in the average selling price of new vehicles, resulting primarily from an increase in revenues of higher priced luxury brands contributed by acquisitions. The percentage of new vehicle revenues comprised of luxury brands increased to 26.8% in the first three months of 2000 from 20.1% in the first three months of 1999.

         Used vehicle revenues from retail sales increased 135% to $305.4 million in the first three months of 2000 from $129.9 million in the first three months of 1999. The increase was primarily due to a 114% increase in used vehicle unit sales to 20,132 in the first three months of 2000 from 9,408 in the first three months of 1999. Of this increase, approximately 90.1%, or 9,663 units, resulted from acquisitions and 9.9% resulted from stores owned longer than one year. The remainder of the increase was due to a 9.9% increase in the average selling price of used vehicles, including a 6.5% increase in the average selling price of used vehicles from stores owned for longer than one year.

         Parts, service and collision repair revenue increased 178% to $165.6 million in the first three months of 2000 compared to $59.6 million in the first three months of 1999. Approximately 95.2% of the increase resulted from our acquisitions. Finance and insurance revenue increased $25.8 million, or 205%, principally due to vehicle sales and related financing contributed by our acquisitions, as well as a 35.1% improvement in finance and insurance revenues per vehicle resulting from newly implemented programs designed to improve training and development of finance and insurance sales people.

         GROSS PROFIT. Gross profit increased 166% to $208.0 million in the first three months of 2000 from $78.1 million in the first three months of 1999. Approximately 93.8%, or $122.0 million, of the increase resulted from acquisitions. Gross profit as a percentage of sales increased to 14.2% from 13.2% due primarily to an increase in revenues contributed by parts, service and collision repair services and finance and insurance products, which earn higher margins than new vehicles. Parts, service and collision repair revenues as a percentage of total revenues increased to 11.3% in the first three months of 2000 from 10.0% in the first three months of 1999. Finance and insurance revenues as a percentage of total revenues increased to 2.6% in the first three months of 2000 from 2.1% in the first three months of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding depreciation and amortization, increased 168% to $153.5 million in the first three months of 2000 from $57.2 million in the first three months of 1999, resulting principally from acquisitions. Such expenses as a percentage of revenues increased to 10.5% in the first three months of 2000 from 9.6% in the first three months of 1999. Compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits. As a result, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues to 6.5% in the first three months of 2000 from 6.0% in the first three months of 1999 (as a percentage of gross profits, compensation expense increased only slightly to 45.5% in the first three months of 2000 from 45.2% in the first three months of 1999). In addition, rent expense increased as a percentage of total revenues to 0.9% in the first three months of 2000 from 0.7% in the first three months of 1999 primarily due to acquisitions of dealerships located in higher rent markets. As a percentage of gross profits, selling, general and administrative expenses increased slightly to 73.8% in the first three months of 2000 from 73.3% in the first three months of 1999.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation expense, excluding goodwill amortization, increased 189% to $1.5 million in the first three months of 2000 from $0.5 million in the first three months of 1999, resulting primarily from acquisitions. As a percentage of total revenues, depreciation expense was at 0.1% in both the first three months of 2000 and the first three months of 1999. Goodwill amortization expense increased 193% to $4.1 million in the first three months of 2000 from $1.4 million in the first three months of 1999, resulting principally from additional acquisitions.

         INTEREST EXPENSE, FLOOR PLAN. Interest expense, floor plan increased 132% to $10.4 million in the first three months of 2000 from $4.5 million in the first three months of 1999, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest decreased to 0.71% in the first three months of 2000 from 0.75% in the first three months of 1999, despite a 69 basis point increase in the average floorplan interest rate. The decrease primarily resulted from the acquisition of dealerships in certain California markets where, due to limited capacity, dealerships carry lower inventory levels and experience higher inventory turnover rates.

         INTEREST EXPENSE, OTHER. Interest expense, other increased to $10.3 million in the first three months of 2000 from $3.6 million in the first three months of 1999 due to interest incurred on additional borrowings under our $350 million acquisition line of credit with Ford Motor Credit Company (the "Revolving Facility").

         PROVISION FOR INCOME TAXES. The effective tax rate for the first three months of 2000 was 38.87%, compared to an effective rate of 38.36% in the first three months of 1999. The increase was primarily attributable to acquisitions we made during the year which were either (1) companies operating in states with higher income tax rates, or (2) stock purchases in which the goodwill amortization is not deductible for income tax purposes.

         NET INCOME. As a result of the factors noted above, our net income increased by $10.7 million in the first three months of 2000 compared to the first three months of 1999.

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

         During the first three months of 2000, net cash provided by operating activities was approximately $14.8 million. During the first three months of 1999, net cash provided by operating activities was approximately $3.2 million. The increase was attributable principally to increases in net income and notes payable, floorplan and accounts payable and other liabilities, offset by increases in inventories and accounts receivable.

         Cash used for investing activities in the first three months of 2000 was approximately $55.0 million, including $46.6 million paid for acquisitions, net of cash received, and $9.5 million in capital expenditures. Cash used for investing activities in the first three months of 1999 was approximately $39.7 million, including $46.7 million paid for acquisitions, net of cash received, and $3.6 million in capital expenditures. Our principal capital expenditures typically include building improvements and equipment for use in our dealerships. Of the capital expenditures in the first three months of 2000, approximately $5.7 million related to the construction of new dealerships and collision repair centers. Total construction in process as of March 31, 2000 was approximately $11.1 million. Sonic is in the process of obtaining a construction line of credit in the amount of $50 million from Ford Motor Credit Company ("Ford Motor Credit") for the purpose of financing current and future construction projects. Sonic is also in the process of obtaining a permanent mortgage credit line in the amount of $100 million from Ford Motor Credit. Upon completion, construction projects are expected to either be re-financed with funds from the $100 million permanent mortgage credit line with Ford Motor Credit or sold to third parties in sale-leaseback transactions.

         During the first three months of 2000, we acquired 6 dealerships for approximately $47.1 million in cash and 11,589 shares of Sonic's Class A convertible preferred stock, Series II, recorded at an estimated value of approximately $11.6 million. The cash portion of the purchase price was financed with a combination of cash borrowed under our Revolving Facility and cash generated from our existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in our consolidated financial statements from their respective acquisition dates.

         As of May 2, 2000, Sonic has sold three dealerships for approximately $5.3 million in proceeds. No material gains or losses have been realized or are expected from these sales.

         The Revolving Facility currently has a borrowing limit of $350 million. Amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 5.88% at March 31, 2000). The Revolving Facility will mature in October 2002, but may be extended for a number of additional one year terms to be negotiated by us and Ford Motor Credit. Borrowings, net of repayments, under the Revolving Facility for the first three months of 2000 were approximately $47.7 million and were used to finance acquisitions. As of March 31, 2000, the total outstanding balance under the Revolving Facility was approximately $336.7 million. Future amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide general working capital needs not to exceed $35 million.

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

         In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic is in compliance with all restrictive covenants as of March 31, 2000.

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

         The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of March 31, 2000.

         We currently have standardized floor plan credit facilities with Chrysler Financial Corporation ("Chrysler Financial") and Ford Motor Credit. The floor plan credit facility with Chrysler Financial provides up to $750 million for the purchase of vehicles at our Chrysler dealerships. The floor plan facility with Ford Motor Credit provides up to $550 million for the purchase of vehicles at all of our other dealerships. As of March 31, 2000, there was an aggregate of approximately $128.0 million outstanding under the Chrysler Financial floorplan facility and $449.8 million outstanding under the Ford Motor Credit floor plan facility.

         Amounts outstanding under the Chrysler Financial floor plan facility bear interest at 1.25% above LIBOR. Amounts outstanding under the Ford Motor Credit floor plan facility bear interest at an effective interest rate of prime less 1.3% (prime was 8.75% at March 31, 2000), subject to certain incentives and other adjustments. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balances are generally reduced by the manufacturer's purchase discounts, which are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

         We make monthly interest payments on the amount financed under the floor plan facilities but are not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic is in compliance with all restrictive covenants as of March 31, 2000.

         Sonic's Board of Directors recently authorized Sonic to expend up to $50 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. Through May 2, 2000, Sonic has repurchased 2,144,006 shares of Class A common stock for approximately $20.1 million and has redeemed 8,600 shares of Class A convertible preferred stock for approximately $8.6 million. Sonic will continue to repurchase shares from time to time subject to market conditions.

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


SIGNIFICANT MATERIALITY OF GOODWILL

         Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance at December 31, 1999 was approximately $605.1 million and at March 31, 2000 was approximately $655.1 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 39.5% and 147.2%, respectively, at December 31, 1999, and 38.8% and 151.1%, respectively, at March 31, 2000. Generally accepted accounting principles in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. Sonic's only financial instruments with market risk exposure are variable rate floor plan notes payable, Revolving Facility borrowings and other variable rate notes. The total outstanding balance of such instruments was approximately $338.9 million at March 31, 1999 and $931.1 million at March 31, 2000. A change of one percent in the interest rate would have caused a change in interest expense of approximately $0.8 million for the three months ended March 31, 1999 and approximately $2.4 million for the three months ended March 31, 2000. Of the total change in interest expense, approximately $0.7 million for the three months ended March 31, 1999 and approximately $1.4 million for the three months ended March 31, 2000 would have resulted from floor plan notes payable.

         Sonic's exposure with respect to floor plan notes payable is mitigated by floor plan incentives received from manufacturers which are generally based on rates similar to those incurred under Sonic's floor plan financing arrangements. Our floor plan interest expense for the three months ended March 31, 2000 exceeded the amounts we received from these manufacturer floor plan incentives by approximately $1.6 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to an annualized rate of approximately 1.1% after considering these incentives.

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

         Sonic has privately issued its Class A common stock in the following dealership acquisition transactions:

         On February 25, 2000, Sonic issued an aggregate 750,745 shares of its Class A common stock with a value of approximately $6.7 million to Joseph L. Herson, Mollye H. Mills, Richard Mills and John Jaffe in satisfaction of its obligations under the Agreement and Plan of Merger dated April 6, 1999 by and among Sonic, Manhattan Auto, Inc., Joseph Herson, Mollye Mills, John Jaffe and Richard Mills.

         On March 16, 2000, Sonic issued an aggregate 57,976 shares of its Class A common stock with a value of approximately $0.5 million to certain affiliates of The Trust Company of the West. These entities held shares of preferred stock of FirstAmerica Automotive, Inc. at the time of Sonic's acquisition of FirstAmerica, and this issuance of Sonic's Class A common stock to these entries was in satisfaction of obligations pertaining to such preferred stock.

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

         Sonic has privately issued Preferred Stock in the following dealership acquisition transactions:

         On February 1, 2000, Sonic issued an aggregate 4,602 shares of its Series II Preferred Stock with a value of approximately $4.6 million to Rod Maupin, David Hudiburg, Steven Hudiburg, Donna Dodson, Paula Tate, Leslie Hudiburg, the Paul Hudiburg 1997 Dynasty Trust, and the Jayce T. Hudiburg Irrevocable Trust to acquire the assets of Riverside Chevrolet, Inc.

         On February 1, 2000, Sonic issued an aggregate 2,836 shares of its Series II Preferred Stock with a value of approximately $2.8 million to James E. Glover, Steven Hudiburg, Paula Tate, Karen Stevens, Daniel Dodson and Timothy Dodson to acquire the assets of Jim Glover Dodge, Inc.

         On March 1, 2000, Sonic issued an aggregate 4,151 shares of its Series II Preferred Stock with a value of approximately $4.2 million to Winton M. Blount, Todd R. Strange and Henry Cobb to acquire the outstanding capital stock of Cobb Pontiac Cadillac, Inc. and Royal Motor Company, Inc.

ITEM 6.  EXHIBITS
(a)      Exhibits:


3.1* Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic's Registration Statement on Form S-1 (Reg. No. 333-33295) (the "Form S-1")).

3.2* Certificate of Amendment to Sonic's Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to
         Exhibit 3.2 to Sonic's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K")).

3.3* Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*     Bylaws of Sonic (incorporated by reference to Exhibit 3.2 to the Form
         S-1).

4.1* Form of 11% Senior Subordinated Note due 2008, Series B (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. Nos. 333-64397 and 333-64397-001 through 333-64397-044) of Sonic
         (the "Form S-4")).

4.2* Indenture dated as of July 1, 1998 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank Trust National Association, as trustee (the "Trustee"), relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to
         Exhibit 4.2 to the Form S-4).

4.3* First Supplemental Indenture dated as of December 31, 1999 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.2a to the 1999 Form 10-K).

4.4* Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

4.5* Letter Agreement dated as of February 25, 2000 by and among Sonic, Joseph Herson, Mollye Mills, Richard Mills and John Jaffe (incorporated by reference to Exhibit 4.3 to Sonic's Registration Statement on Form S-3 (Reg. No. 333-96023)).

27 Financial data schedule for the three month period ended March 31, 2000 (filed electronically).

*   Filed Previously

(b) Reports on Form 8-K.

         On January 18, 2000, Sonic filed an Amended Current Report on Form 8-K/A, dated November 4, 1999, relating to its Current Report on Form 8-K filed on November 19, 1999 and containing Financial Statements of the Business Acquired and Unaudited Pro Forma Financial Statements reflecting the business combination of Sonic, Freeland Automotive, and the Manhattan Automotive Group.

         On January 27, 2000, Sonic filed an Amended Current Report on Form 8-K/A, dated December 10, 1999, relating to its Current Report on Form 8-K filed on December 22, 1999 and containing Financial Statements of the Business Acquired and Unaudited Pro Forma Financial Statements reflecting the business combination of Sonic, FirstAmerica Automotive, Inc. (including dealership subsidiaries acquired by FirstAmerica in 1998 and 1999), Freeland Automotive, and the Manhattan Automotive Group.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SONIC AUTOMOTIVE, INC.

Date: May 15, 2000           By:  /s/  O. Bruton Smith
      ------------                ---------------------------------
                                       O. Bruton Smith
                              CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: May 15, 2000           By:  /s/  Theodore M. Wright
      ------------                ---------------------------------
                                       Theodore M. Wright
                                     VICE PRESIDENT, CHIEF FINANCIAL
                                     OFFICER AND TREASURER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                             SONIC AUTOMOTIVE, INC.
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS

3.1* Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic's Registration Statement on Form S-1 (Reg. No. 333-33295) (the "Form S-1")).

3.2* Certificate of Amendment to Sonic's Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to
         Exhibit 3.2 to Sonic's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K")).

3.3* Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*     Bylaws of Sonic (incorporated by reference to Exhibit 3.2 to the Form
         S-1).

4.1* Form of 11% Senior Subordinated Note due 2008, Series B (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. Nos. 333-64397 and 333-64397-001 through 333-64397-044) of Sonic
         (the "Form S-4")).

4.2* Indenture dated as of July 1, 1998 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank Trust National Association, as trustee (the "Trustee"), relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to
         Exhibit 4.2 to the Form S-4).

4.3* First Supplemental Indenture dated as of December 31, 1999 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.2a to the 1999 Form 10-K).

4.4* Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

4.5* Letter Agreement dated as of February 25, 2000 by and among Sonic, Joseph Herson, Mollye Mills, Richard Mills and John Jaffe (incorporated by reference to Exhibit 4.3 to Sonic's Registration Statement on Form S-3 (Reg. No. 333-96023)).


27 Financial data schedule for the three month period ended March 31, 2000 (filed electronically).

*   Filed Previously