Form 10-Q
period 2000-06-30
SONIC AUTOMOTIVE INC
filed 2000-08-14
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes  X     No
    ----      ----

As of August 10, 2000, there were 30,302,406 shares of Class A Common Stock and 12,250,000 shares of Class B Common Stock outstanding.

                               INDEX TO FORM 10-Q

                                                                                                          PAGE
PART I - FINANCIAL INFORMATION                                                                           ------

ITEM 1. Consolidated Financial
              Statements (Unaudited)                                                                       3

                  Consolidated Statements of Income -
                       Three-month periods ended
                       June 30, 1999 and June 30, 2000

                  Consolidated Statements of Income -
                        Six-month periods ended
                        June 30, 1999 and June 30, 2000

                  Consolidated Balance Sheets -
                       December 31, 1999 and June 30, 2000

                  Consolidated Statement of Stockholders'
                       Equity - Six-month period ended June 30, 2000

                  Consolidated Statements of Cash Flows -
                       Six-month periods
                       ended June 30, 1999 and June 30, 2000

        Notes to Unaudited Consolidated Financial Statements


ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                14

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                        19

ITEM 4.  Submission of Matters to a Vote of Security Holders                                               19

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                                  21

SIGNATURES                                                                                                 22

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                             SONIC AUTOMOTIVE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              June 30,
                                                                         1999          2000
                                                                     -------------  ------------
REVENUES:
     New vehicles                                                      $  420,823    $  904,622
     Used vehicles                                                        155,346       321,323
     Wholesale vehicles                                                    55,984       109,963
                                                                     -------------  ------------
          Total vehicles                                                  632,153     1,335,908
     Parts, service and collision repair                                   74,402       170,545
     Finance & insurance and other                                         16,975        41,886
                                                                     -------------  ------------
          Total revenues                                                  723,530     1,548,339
COST OF SALES                                                             629,269     1,329,041
                                                                     -------------  ------------
GROSS PROFIT                                                               94,261       219,298
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               67,429       154,819
DEPRECIATION                                                                  655         1,644
GOODWILL AMORTIZATION                                                       1,589         4,180
                                                                     -------------  ------------
OPERATING INCOME                                                           24,588        58,655
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                                           4,926        12,048
     Interest expense, other                                                3,748        10,296
     Other income                                                             316            36
                                                                     -------------  ------------
          Total other expense                                               8,358        22,308
                                                                     -------------  ------------
INCOME BEFORE INCOME TAXES                                                 16,230        36,347
PROVISION FOR INCOME TAXES                                                  6,129        13,895
                                                                     -------------  ------------
NET INCOME                                                             $   10,101    $   22,452
                                                                     =============  ============

BASIC NET INCOME PER SHARE                                             $     0.34    $     0.52
                                                                     =============  ============
WEIGHTED AVERAGE NUMBER OF BASIC SHARES
   OUTSTANDING                                                             30,095        42,969
                                                                     =============  ============

DILUTED NET INCOME PER SHARE                                             $   0.30        $ 0.51
                                                                     =============  ============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                                             34,088        44,331
                                                                     =============  ============

             See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                         1999             2000
                                                                     --------------   --------------
REVENUES:
     New vehicles                                                        $ 767,816      $ 1,758,656
     Used vehicles                                                         285,205          626,754
     Wholesale vehicles                                                    100,400          210,975
                                                                     --------------   --------------
          Total vehicles                                                 1,153,421        2,596,385
     Parts, service and collision repair                                   134,026          336,132
     Finance & insurance and other                                          29,535           80,223
                                                                     --------------   --------------
          Total revenues                                                 1,316,982        3,012,740
COST OF SALES                                                            1,144,646        2,585,408
                                                                     --------------   --------------
GROSS PROFIT                                                               172,336          427,332
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               124,643          308,285
DEPRECIATION                                                                 1,181            3,161
GOODWILL AMORTIZATION                                                        2,970            8,230
                                                                     --------------   --------------
OPERATING INCOME                                                            43,542          107,656
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                                            9,397           22,405
     Interest expense, other                                                 7,391           20,562
     Other income                                                              324               74
                                                                     --------------   --------------

          Total other expense                                               16,464           42,893
                                                                     --------------   --------------
INCOME BEFORE INCOME TAXES                                                  27,078           64,763
PROVISION FOR INCOME TAXES                                                  10,290           24,940
                                                                     --------------   --------------

NET INCOME                                                               $  16,788      $    39,823
                                                                     ==============   ==============

BASIC NET INCOME PER SHARE                                               $    0.62      $      0.94
                                                                     ==============   ==============
WEIGHTED AVERAGE NUMBER OF BASIC SHARES
   OUTSTANDING                                                              27,259           42,528
                                                                     ==============   ==============

DILUTED NET INCOME PER SHARE                                             $    0.54      $      0.89
                                                                     ==============   ==============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                                              31,044           44,604
                                                                     ==============   ==============

            See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                    June 30,
                                                                                    December 31,      2000
                                                                                       1999        (Unaudited)
                                                                                   -------------  --------------

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $    83,111     $    87,083
     Receivables (net of allowance for doubtful accounts of $1,506
          at December 31, 1999 and $1,567 at June 30, 2000)                              99,987         130,051
     Inventories                                                                        630,857         713,768
     Due from affiliates                                                                  4,188              93
     Other current assets                                                                17,424          51,065
                                                                                   -------------  --------------
          Total current assets                                                          835,567         982,060
PROPERTY AND EQUIPMENT, NET                                                              63,681          68,129
GOODWILL, NET                                                                           592,670         634,851
OTHER ASSETS                                                                              9,184          10,917
                                                                                   -------------  --------------
TOTAL ASSETS                                                                        $ 1,501,102     $ 1,695,957
                                                                                   =============  ==============

            See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,
                                                                                    December 31,      2000
                                                                                       1999        (Unaudited)
                                                                                   -------------  --------------
                                                                                      (dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - floor plan                                                       $ 517,575       $ 604,061
     Trade accounts payable                                                              48,405          79,807
     Accrued interest                                                                    11,605           9,966
     Other accrued liabilities                                                           72,012          78,280
     Payable for acquisitions                                                             5,925             275
     Current maturities of long-term debt                                                 2,388           2,388
                                                                                   -------------  --------------
          Total current liabilities                                                     657,910         774,777
LONG-TERM DEBT                                                                          417,283         466,092
OTHER LONG-TERM LIABILITIES                                                               3,923           3,861
PAYABLE TO THE COMPANY'S CHAIRMAN                                                         5,500           5,500
PAYABLE TO AFFILIATES                                                                       723               -
DEFERRED INCOME TAXES                                                                     8,476          12,232
INCOME TAX PAYABLE                                                                        4,714           3,193
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par, 3.0 million shares authorized;
          300,000 shares designated as Class A Convertible Preferred                     27,191           4,558
          Stock, liquidation preference $1,000 per share, of which
          28,159 shares are issued and outstanding at December 31, 1999 and 4,702 shares are issued and outstanding at June 30, 2000
     Class A Common Stock, $.01 par, 100.0 million shares authorized;
          29,075,437 shares issued at December 31, 1999
          and 33,048,819 shares issued at June 30, 2000                                     291             331
     Class B Common Stock, $.01 par (convertible into Class A Common Stock),
          30.0 million shares authorized; 12,250,000 shares issued and                      123             123
          outstanding at December 31, 1999 and June 30, 2000
     Paid-in capital                                                                    301,934         328,180
     Retained earnings                                                                   79,392         119,215
     Class A Treasury Stock, at cost (723,600 shares at December 31, 1999
          and 2,337,257 at June 30, 2000)                                                (6,358)        (22,105)
                                                                                   -------------  --------------
          Total stockholders' equity                                                    402,573         430,302
                                                                                   -------------  --------------
TOTAL LIABILITIES  AND STOCKHOLDERS'  EQUITY                                        $ 1,501,102     $ 1,695,957
                                                                                   =============  ==============

            See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                        Preferred               Class A                   Class B
                                          Stock              Common Stock              Common Stock         Paid-In      Retained
                                    Shares     Amount       Shares       Amount      Shares       Amount    Capital      Earnings
                                   --------- -----------  ------------  --------- ------------  ---------- ----------- ------------
BALANCE AT
     DECEMBER 31, 1999                 28     $ 27,191        29,075     $ 291        12,250      $ 123    $ 301,934     $ 79,392
     Issuance of Preferred
          Stock                        12       11,589          -           -           -            -          -            -
     Issuance of Common
          Stock                         -          -             809         8          -            -           (8)         -
     Cancellation of Common
          Stock                         -          -             (21)       -           -            -         (198)         -
     Shares awarded under stock
          compensation plans            -          -             219         2          -            -         1,360         -
     Conversion of Preferred
          Stock                        (26)     (25,947)       2,967        30          -            -        25,917         -
     Redemption of Preferred
          Stock                         (9)      (8,275)        -           -           -            -          (825)        -
     Conversion of Class B
          Common Stock                  -          -            -           -           -            -          -            -
     Purchase of Class A
          Treasury Stock                -          -            -           -           -            -          -            -
     Net income                         -          -            -           -           -            -          -          39,823
BALANCE AT
                                     ------- -----------  ------------   -------  ------------  -------   ------------ ------------
     JUNE 30, 2000                      5       $ 4,558       33,049     $ 331        12,250      $ 123    $ 328,180    $ 119,215
                                     ======= ===========  ============   =======  ============  =======   ============ ============

                                                          Total
                                             Treasury   Stockholders'
                                              Stock       Equity
                                            ------------------------
BALANCE AT
     DECEMBER 31, 1999                         $(6,358)   $ 402,573
     Issuance of Preferred
          Stock                                      -       11,589
     Issuance of Common
          Stock                                      -            -
     Cancellation of Common
          Stock                                      -         (198)
     Shares awarded under stoc
          compensation plans                         -        1,362
     Conversion of Preferred
          Stock                                      -            -
     Redemption of Preferred
          Stock                                      -       (9,100)
     Conversion of Class B
          Common Stock                               -            -
     Purchase of Class A
          Treasury Stock                       (15,747)     (15,747)
     Net income                                              39,823
BALANCE AT
                                            ------------------------
     JUNE 30, 2000                            $(22,105)   $ 430,302
                                            ========================

            See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                    1999          2000
                                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $16,788       $39,823
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                               4,151        11,391
          Loss on disposal of property and equipment                                     52            65
          Changes in assets and liabilities that relate to operations:
               Receivables                                                           (5,860)      (29,043)
               Inventories                                                          (13,588)      (45,500)
               Other assets                                                          (1,559)       (6,847)
               Notes payable - floor plan                                            16,451        55,554
               Trade accounts payable and other liabilities                            (614)       29,133
                                                                                 -----------   -----------
                    Total adjustments                                                  (967)       14,753
                                                                                 -----------   -----------
          Net cash provided by operating activities                                  15,821        54,576
                                                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                                   (77,199)      (46,802)
     Purchases of property and equipment                                             (8,813)      (34,955)
     Proceeds from sales of property and equipment                                   10,596         3,383
                                                                                 -----------   -----------
          Net cash used in investing activities                                     (75,416)      (78,374)
                                                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                    71,138        49,863
     Payments on long-term debt                                                     (85,344)       (1,979)
     Public offering of common stock                                                 85,286             -
     Purchases of Class A Common Stock and redemptions of Preferred Stock                 -       (24,847)
     Issuance of shares under stock compensation plans                                1,136         1,362
     (Advances to) repayments from affiliated companies                              (3,929)        3,371
                                                                                 -----------   -----------
          Net cash provided by financing activities                                  68,287        27,770
                                                                                 -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             8,692         3,972
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       51,834        83,111
                                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $60,526       $87,083
                                                                                 ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Preferred Stock issued for acquisitions and contingent
         consideration                                                              $34,961       $11,589
     Conversion of Preferred Stock                                                      $ -       $25,947

            See notes to unaudited consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain estimates and forward-looking statements as indicated herein by the use of such terms as "estimated", "expects", "approximate", "projected" or similar terms. Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could cause actual results to differ from those projected or estimated are discussed herein and in our other filings with the Securities and Exchange Commission.


                             SONIC AUTOMOTIVE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (All tables in thousands except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- The accompanying unaudited financial information for the three and six months ended June 30, 1999 and 2000 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. ("Sonic") for the year ended December 31, 1999.

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

         Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Commission expense charged to cost of sales was approximately $2.9 million and $6.8 million for the three months ended June 30, 1999 and 2000, respectively, and approximately $5.2 million and $13.1 million for the six months ended June 30, 1999 and 2000, respectively.

         Goodwill -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross amount of goodwill at December 31, 1999 was $605.1 million and at June 30, 2000 was $655.5 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 39.5% and 147.2%, respectively, at December 31, 1999, and 37.4% and 147.5%, respectively, at June 30, 2000. Generally accepted accounting principles in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. Sonic has determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, Sonic is amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if Sonic attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, Sonic would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. Sonic periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. Sonic has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. Sonic will incur additional goodwill in future acquisitions.

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

2. BUSINESS ACQUISITIONS

Acquisitions Completed During the Six Months Ended June 30, 2000:

         During the first six months of 2000, Sonic acquired 6 dealerships for approximately $47.6 million in cash and 11,589 shares of Sonic's Class A convertible preferred stock, Series II, having an estimated value at the time of issuance of approximately $11.6 million. The cash portion of the purchase price was financed with a combination of cash borrowed under Sonic's $350 million acquisition line of credit with Ford Motor Credit Company (the "Current Revolving Facility") and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates. The aggregate purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. We are still in the process of obtaining data necessary to complete the allocation of the purchase price of these acquisitions. As a result, the values of assets and liabilities included in the table below reflect preliminary estimates where actual values have not yet been determined, and may ultimately be different than amounts recorded once actual values are determined. Any adjustment to the value of the assets and liabilities will be recorded against goodwill.

 Working capital                       $  8,907
 Property and equipment                   1,954
 Goodwill                                49,231
 Non-current liabilites assumed            (943)
                                    ------------
 Total purchase price                  $ 59,149
                                    ============

         The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisition transactions completed during 1999 and during the first six months of 2000 had occurred as of the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the period presented. These results are also not necessarily indicative of the results of future operations.

                             Three Months Ended June 30,          Six Months Ended June 30,
                                 1999           2000                 1999           2000
                             ------------   ------------         ------------   ------------
Total revenues               $  1,494,875   $  1,548,339         $  2,871,433   $  3,058,873
Gross profits                $    198,322   $    219,298         $    384,577   $    432,493
Net income                   $     13,642   $     22,452         $     30,177   $     39,372
Diluted income per share     $       0.29   $       0.51         $       0.65   $       0.89

                             SONIC AUTOMOTIVE, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. BUSINESS ACQUISITIONS - (Continued)

Sale of Dealership Subsidiaries:

         During the first six months of 2000, Sonic sold substantially all of the assets of three of its dealership subsidiaries for approximately $4.8 million. There were no material gains or losses as a result of these sales. Sonic also intends to sell substantially all of the assets at certain other subsidiaries within the next year. The aggregate net book value of the assets totaling approximately $7.3 million has been included in other current assets on the accompanying unaudited consolidated balance sheet as of June 30, 2000.

3. INVENTORIES

         Inventories consist of the following:

                              December 31,          June 30,
                                 1999                2000
                              -----------         ---------
 New vehicles                  $ 459,382          $ 528,970
 Used vehicles                   109,130            122,269
 Parts and accessories            44,821             46,942
 Other                            17,524             15,587
                              -----------         ---------
 Total                         $ 630,857          $ 713,768
                              ===========         =========



4. PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following:




                                        December 31,       June 30,
                                          1999               2000
                                         -----------     -----------
 Land                                    $       953      $       53
 Building and improvements                    23,120          23,745
 Office equipment and fixtures                22,616          24,660
 Parts and service equipment                  16,008          16,575
 Company vehicles                              4,664           5,183
 Construction in progress                      5,785          10,053
                                         -----------     -----------
 Total, at cost                               73,146          80,269
 Less accumulated depreciation                (9,465)        (12,146)
                                         -----------     -----------
 Property and equipment, net             $    63,681     $    68,123
                                         ===========     ===========


         During the first six months of 2000, Sonic has incurred approximately $23.9 million in construction costs on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying unaudited consolidated balance sheet as of June 30, 2000.

5. LONG-TERM DEBT

Revolving Facility

         Borrowings, net of repayments, under Sonic's $350 million Current Revolving Facility for the six months ended June 30, 2000 were approximately $33.9 million and were primarily used to finance acquisitions. The total outstanding balance under the Current Revolving Facility as of June 30, 2000 was approximately $322.9 million.

         On August 10, 2000, Sonic entered into a revolving credit agreement with Ford Motor Credit Company ("Ford Motor Credit") and Chrysler Financial Corporation ("Chrysler Financial") (the "New Revolving Facility") to replace the Current Revolving Facility. The New Revolving Facility has a borrowing limit of $500 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic. The New Revolving Facility bears interest at 2.50% above LIBOR and will mature on October 31, 2003. Additional amounts to be drawn under the New Revolving

                             SONIC AUTOMOTIVE, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. LONG-TERM DEBT - (Continued)

Facility are to be used for the acquisition of additional dealerships and to provide for the general working capital needs of Sonic and other general corporate purposes.

Mortgage Facility

         In June 2000, Sonic entered into a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, Sonic can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on June 22, 2005 and will bear interest at 2.25% above LIBOR. The total outstanding balance under the Construction Loan as of June 30, 2000 was approximately $14.6 million.

         Under the Permanent Loan, Sonic can refinance up to $100.0 million in advances under the Construction Loan once the projects are completed. The aggregate borrowing limit under the Mortgage Facility is $100 million. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010 and bear interest at 2.00% above LIBOR. As of June 30, 2000, no amounts were outstanding under the Permanent Loan.

6. RELATED PARTIES

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

Payable to Company's Chairman

         Sonic has a note payable to Mr. Smith in the amount of $5.5 million (the "Subordinated Smith Loan"). The Subordinated Smith Loan bears interest at Bank of America's announced prime rate plus 0.5% and has a stated maturity date of November 30, 2000. Under the terms of certain subordination agreements currently in effect, however, all amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid only after all amounts owed by Sonic under the New Revolving Facility, Sonic's floor plan financing facility with Ford Motor Credit and Sonic's senior subordinated notes are fully paid in cash. Accordingly, the Subordinated Smith Loan has been classified as non-current on the accompanying consolidated balance sheets.

Other Related Party Transactions

     o Sonic had amounts receivable from affiliates of $4.2 million at December 31, 1999 representing non-interest bearing amounts owed by SFC. Of this balance approximately $4.1 million was collected during the first six months of 2000. The remaining balance at June 30, 2000 was approximately $0.1 million and is classified as current based on the expected repayment dates.

     o Town and Country Toyota had an amount payable to SFC and Bruton Smith, which payable totaled approximately $0.7 million as of December 31, 1999. The balance of this loan was paid in full as of June 30, 2000.

                             SONIC AUTOMOTIVE, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. CAPITAL STRUCTURE AND PER SHARE DATA

         Treasury Stock/Share Repurchase Program --During 1999, Sonic's Board of Directors authorized Sonic to expend up to $50 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of June 30, 2000 Sonic had repurchased 2.3 million shares of Class A common stock for approximately $22.1 million and had also redeemed 9,100 shares of Class A convertible preferred stock at a total cost of $9.1million.
Through August 10, 2000, Sonic has repurchased approximately 2.9million shares of Class A common stock for approximately $27.5 million and hasredeemed
10,401 shares of Class A convertible preferred stock for approximately
$10.4 million. Sonic will continue to repurchase shares from time to time subject to market conditions.

         Per Share Data - The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on net income per share.

                                         For the six months ended                 For the six months ended
                                              June 30, 1999                            June 30, 2000
                                    -----------------------------------      ----------------------------------
                                                             Per-Share                                Per-Share
                                     Income       Shares      Amount           Income       Shares     Amount
                                    ----------  ----------- -----------      -----------  ----------  ---------
                                     (Dollars and Shares in thousands        (Dollars and Shares in thousands
                                         except per share amounts)               except per share amounts)

 Basic Net Income Per Share          $ 16,788       27,259      $ 0.62         $ 39,823      42,528     $ 0.94
                                                            ===========                               =========

 Effect of Dilutive Securities
      Stock compensation plans              -        1,289                            -         503
      Warrants                              -          100                            -          33
      Convertible Preferred Stock           -        2,396                            -       1,540
                                    ----------  -----------                  -----------  ----------
 Diluted Net Income Per Share        $ 16,788       31,044      $ 0.54         $ 39,823      44,604     $ 0.89
                                    ==========  =========== ===========      ===========  ==========  =========


                                        For the three months ended               For the three months ended
                                              June 30, 1999                            June 30, 2000
                                    -----------------------------------      ----------------------------------
                                                             Per-Share                                Per-Share
                                     Income       Shares      Amount           Income       Shares     Amount
                                    ----------  ----------- -----------      -----------  ----------  ---------

                                     (Dollars and Shares in thousands        (Dollars and Shares in thousands
                                         except per share amounts)               except per share amounts)

 Basic Net Income Per Share          $ 10,101       30,095      $ 0.34         $ 22,452      42,969     $ 0.52
                                                            ===========                               =========
 Effect of Dilutive Securities
      Stock compensation plans              -        1,120                            -         622
      Warrants                              -           90                            -          38
      Convertible Preferred Stock           -        2,783                            -         702
                                    ----------  -----------                  -----------  ----------

 Diluted Net Income Per Share        $ 10,101       34,088      $ 0.30         $ 22,452      44,331     $ 0.51
                                    ==========  =========== ===========      ===========  ==========  =========

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


                                                            Percentage of Total                  Percentage of Total
                                                               Revenues for                         Revenues for
                                                           Three Months Ended                    Six Months Ended
                                                               June 30,                               June 30,
                                                      1999                2000               1999               2000
                                                    ----------          ---------          ----------         ----------
Revenues:
New vehicle sales................................       58.2%              58.4%               58.3%              58.3%
Used vehicle sales...............................       29.2%              27.9%               29.3%              27.8%
Parts, service and collision repair..............       10.3%              11.0%               10.2%              11.2%
Finance and insurance and other..................        2.3%               2.7%                2.2%               2.7%
                                                    ----------          ---------          ----------         ----------
Total revenues...................................      100.0%             100.0%              100.0%             100.0%
Cost of sales....................................       87.0%              85.8%               86.9%              85.8%
                                                    ----------          ---------          ----------         ----------
Gross profit.....................................       13.0%              14.2%               13.1%              14.2%
Selling, general and administrative..............        9.3%              10.0%                9.5%              10.3%
Depreciation ....................................        0.1%               0.1%                0.1%               0.1%
Goodwill amortization............................        0.2%               0.3%                0.2%               0.3%
                                                    ----------          ---------          ----------         ----------
Operating income.................................        3.4%               3.8%                3.3%               3.5%
Interest expense-floorplan.......................        0.7%               0.8%                0.7%               0.7%
Interest expense, other..........................        0.5%               0.7%                0.6%               0.7%
                                                    ----------          ---------          ----------         ----------
Income before income taxes.......................        2.2%               2.3%                2.0%               2.1%
                                                    ==========          =========          ==========         ==========

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Revenues. Revenues grew in each of our primary revenue areas for the first six months of 2000 as compared with the first six months of 1999, causing total revenues to increase 129% to $3.0 billion. New vehicle sales revenue increased 129% to $1.8 billion in the first six months of 2000, compared with $767.8 million in the first six months of 1999. The increase was due primarily to a 117% increase in new vehicle unit sales to 68,722 in the first six months of 2000 from 31,731 in the first six months of 1999, resulting primarily from acquisitions. The remainder of the increase in new vehicle revenues was due to a 5.8% increase in the average selling price of new vehicles, resulting primarily from an increase in revenues of higher priced luxury brands contributed by acquisitions. The percentage of new vehicle revenues comprised of luxury brands increased to 24.8% in the first six months of 2000 from 19.2% in the first six months of 1999.

         Used vehicle revenues from retail sales increased 120% to $626.8 million in the first six months of 2000 from $285.2 million in the first six months of 1999. The increase was primarily due to a 100% increase in used vehicle unit sales to 40,689 in the first six months of 2000 from 20,294 in the first six months of 1999. Of this increase, approximately 93.1%, or 18,997 units, resulted from acquisitions and 6.9% resulted from stores owned longer than one year. The remainder of the increase was due to a 9.6% increase in the average selling price of used vehicles, including a 6.4% increase in the average selling price of used vehicles from stores owned for longer than one year.

         Parts, service and collision repair revenue increased 151% to $336.1 million in the first six months of 2000 compared to $134.0 million in the first six months of 1999. Approximately 95.5% of the increase resulted from our acquisitions. Finance and insurance revenue increased $50.7 million, or 172%, principally due to vehicle sales and related financing contributed by our acquisitions, as well as a 29.2% improvement in finance and insurance revenues per vehicle resulting from management's continued focus on improving training and development programs for finance and insurance sales people.

         Gross Profit. Gross profit increased 148% to $427.3 million in the first six months of 2000 from $172.3 million in the first six months of 1999. Approximately 94.8%, or $241.9 million, of the increase resulted from acquisitions. Gross profit as a percentage of sales increased to 14.2% from 13.1% due primarily to an increase in revenues contributed by parts, service and collision repair services and finance and insurance products, which earn higher margins than vehicles sales. Parts, service and collision repair revenues as a percentage of total revenues increased to 11.2% in the first six months of 2000 from 10.2% in the first six months of 1999. Finance and insurance revenues as a percentage of total revenues increased to 2.7% in the first six months of 2000 from 2.2% in the first six months of 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased 147% to $308.3 million in the first six months of 2000 from $124.6 million in the first six months of 1999, resulting principally from acquisitions. Such expenses as a percentage of revenues increased to 10.3% in the first six months of 2000 from 9.5% in the first six months of 1999. Compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits. As a result, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues to 6.3% in the first six months of 2000 from 5.9% in the first six months of 1999 (as a percentage of gross profits, compensation expense decreased slightly to 44.6% in the first six months of 2000 from 45.0% in the first six months of 1999). In addition, rent expense increased as a percentage of total revenues to 0.9% in the first six months of 2000 from 0.7% in the first six months of 1999 primarily due to acquisitions of dealerships located in higher rent markets. As a percentage of gross profits, selling, general and administrative expenses decreased slightly to 72.1% in the first six months of 2000 from 72.3% in the first six months of 1999.

         Depreciation and Amortization Expense. Depreciation expense, excluding goodwill amortization, increased 168% to $3.2 million in the first six months of 2000 from $1.2 million in the first six months of 1999, resulting primarily from acquisitions. As a percentage of total revenues, depreciation expense was at 0.1% in both the first six months of 2000 and the first six months of 1999. Goodwill amortization expense increased 177% to $8.2 million in the first six months of 2000 from $3.0 million in the first six months of 1999, resulting principally from additional acquisitions.

         Interest Expense, floor plan. Interest expense, floor plan increased 138% to $22.4 million in the first six months of 2000 from $9.4 million in the first six months of 1999, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest increased to 0.74% in the first six months of 2000 from 0.71% in the first six months of 1999, primarily due to a 95 basis point increase in the average floorplan interest rate.

         Interest Expense, other. Interest expense, other increased to $20.6 million in the first six months of 2000 from $7.4 million in the first six months of 1999 due to interest incurred on additional borrowings under our $350 million acquisition line of credit with Ford Motor Credit Company (the "Current Revolving Facility").

         Provision for Income Taxes. The effective tax rate for the first six months of 2000 was 38.51%, compared to an effective rate of 38.00% in the first six months of 1999. The increase was primarily attributable to acquisitions we made during the year which were either (1) companies operating in states with higher income tax rates, or (2) stock purchases in which the goodwill amortization is not deductible for income tax purposes.

         Net Income. As a result of the factors noted above, our net income increased by $23.0 million in the first six months of 2000 compared to the first six months of 1999.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Revenues. Revenues grew in each of our primary revenue areas for the three months ended June 30, 2000 as compared with the three months ended June 30, 1999, causing total revenues to increase 114% to $1.5 billion. New vehicle sales revenue increased 115% to $904.6 million in the three months ended June 30, 2000, compared with $420.8 million in the three months ended June 30, 1999. The increase was due primarily to a 102% increase in new vehicle unit sales to 35,332 in the three months ended June 30, 2000 from 17,449 in the three months ended June 30, 1999, resulting primarily from acquisitions. The remainder of the increase in new vehicle revenues was due to a 6.16% increase in the average selling price of new vehicles, resulting primarily from an increase in revenues of higher priced luxury brands contributed by acquisitions. The percentage of new vehicle revenues comprised of luxury brands increased to 26.1% in the three months ended June 30, 2000 from 19.7% in the three months ended June 30, 1999.

         Used vehicle revenues from retail sales increased 107% to $321.3 million in the three months ended June 30, 2000 from $155.3 million in the three months ended June 30, 1999. The increase was primarily due to a 88.8% increase in used vehicle unit sales to 20,557 in the three months ended June 30, 2000 from 10,886 in the three months ended June 30, 1999. Of this increase, approximately 96.5%, or 9,334 units, resulted from acquisitions and 3.5% resulted from stores owned longer than one year. The remainder of the increase was due to a 9.5% increase in the average selling price of used vehicles, including a 6.4% increase in the average selling price of used vehicles from stores owned for longer than one year.

         Parts, service and collision repair revenue increased 129% to $170.5 million in the three months ended June 30, 2000 compared to $74.4 million in the three months ended June 30, 1999. Approximately 95.8% of the increase resulted from our acquisitions. Finance and insurance revenue increased $24.9 million, or 147%, principally due to vehicle sales and related financing contributed by our acquisitions, as well as a 25.1% improvement in finance and insurance revenues per vehicle resulting from management's continued focus on improving training and development programs for finance and insurance sales people.

         Gross Profit. Gross profit increased 133% to $219.3 million in the three months ended June 30, 2000 from $94.3 million in the three months ended June 30, 1999. Approximately 95.9%, or $119.9 million, of the increase resulted from acquisitions. Gross profit as a percentage of sales increased to 14.2% from 13.0% due primarily to an increase in revenues contributed by parts, service and collision repair services and finance and insurance products, which earn higher margins than new vehicles. Parts, service and collision repair revenues as a percentage of total revenues increased to 11.0% in the three months ended June 30, 2000 from 10.3% in the three months ended June 30, 1999. Finance and insurance revenues as a percentage of total revenues increased to 2.7% in the three months ended June 30, 2000 from 2.3% in the three months ended June 30, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased 130% to $154.8 million in the three months ended June 30, 2000 from $67.4 million in the three months ended June 30, 1999, resulting principally from acquisitions. Such expenses as a percentage of revenues increased to 10.0% in the three months ended June 30, 2000 from 9.3% in the three months ended June 30, 1999. Compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits. As a result, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues to 6.2% in the three months ended June 30, 2000 from 5.8% in the three months ended June 30, 1999 (as a percentage of gross profits, compensation expense decreased to 43.7% in the three months ended June 30, 2000 from 44.8% in the three months ended June 30,
1999). In addition, rent expense increased as a percentage of total revenues to 0.9% in the three months ended June 30, 2000 from 0.7% in the three months ended June 30, 1999 primarily due to acquisitions of dealerships located in higher rent markets. As a percentage of gross profits, selling, general and administrative expenses decreased slightly to 70.6% in the three months ended June 30, 2000 from 71.5% in the three months ended June 30, 1999.

         Depreciation and Amortization Expense. Depreciation expense, excluding goodwill amortization, increased 151% to $1.6 million in the three months ended June 30, 2000 from $0.7 million in the three months ended June 30, 1999, resulting primarily from acquisitions. As a percentage of total revenues, depreciation expense was at 0.1% in both the three months ended June 30, 2000 and the three months ended June 30, 1999. Goodwill amortization expense increased 163% to $4.2 million in the three months ended June 30, 2000 from $1.6 million in the three months ended June 30, 1999, resulting principally from acquisitions.

         Interest Expense, floor plan. Interest expense, floor plan increased 145% to $12.0 million in the three months ended June 30, 2000 from $4.9 million in the three months ended June 30, 1999, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest increased to 0.78% in the three months ended June 30, 2000 from 0.68% in the three months ended June 30, 1999, primarily due to a 122 basis point increase in the average floorplan interest rate.

         Interest Expense, other. Interest expense, other increased to $10.3 million in the three months ended June 30, 2000 from $3.7 million in the three months ended June 30, 1999 due to interest incurred on additional borrowings under our $350 million Current Revolving Facility.

         Provision for Income Taxes. The effective tax rate for the three months ended June 30, 2000 was 38.23%, compared to an effective rate of 37.76% in the three months ended June 30, 1999. The increase was primarily attributable to acquisitions we made during the year which were either (1) companies operating in states with higher income tax rates, or (2) stock purchases in which the goodwill amortization is not deductible for income tax purposes.

         Net Income. As a result of the factors noted above, our net income increased by $12.4 million in the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

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

         During the first six months of 2000, net cash provided by operating activities was approximately $54.6 million. During the first six months of 1999, net cash provided by operating activities was approximately $15.8 million. The increase was attributable principally to increases in net income and notes payable, floorplan and accounts payable and other liabilities, offset by increases in inventories and accounts receivable.

         Cash used for investing activities in the first six months of 2000 was approximately $78.4 million, including $46.8 million paid for acquisitions, net of cash received, and $35.0 million in capital expenditures. Cash used for investing activities in the first six months of 1999 was approximately $75.4 million, including $77.2 million paid for acquisitions, net of cash received, and $8.8 million in capital expenditures. Our principal capital expenditures typically include building improvements and equipment for use in our dealerships. Of the capital expenditures in the first six months of 2000, approximately $26.0 million related to the construction of new dealerships and collision repair centers. Total construction in process as of June 30, 2000 was approximately $10.1 million. During the first six months of 2000, Sonic has incurred approximately $23.9 million in construction costs on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying unaudited consolidated balance sheets as of June 30, 2000.

        In June 2000, Sonic entered into revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortage refinancing facility (the "Permanent Loan") with Ford Motor Credit. Under the Construction Loan, Sonic can borrow up to $50.0 million to finance land acquistion and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on June 22, 2005 and will bear interest at 2.25% above LIBOR. The total outstanding balance under the Construction Loan as of June 30, 2000 was approximately $14.6 million.

        Under the Permanent Loan, Sonic can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed. Advances can be made under the Permanent Loan until 2005. All advances under the Permanent Loan mature on June 22, 2010 and bear interest at 2.00% above LIBOR. As of June 30, 2000, no amounts were outstanding under the Permanent Loan.

        During the first six months of 2000, we acquired 6 dealerships for approximately $47.6 million in cash and 11,589 shares of Sonic's Class A convertible preferred stock, Series II, recorded at an estimated value of approximately $11.6 million. The cash portion of the purchase price was financed with a combination of cash borrowed under our Revolving Facility and cash generated from our existing operations. The acquistions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in our consolidated financial statements from their respective acquisition dates.

        As of August 4, 2000, Sonic has sold three dealerships for approximately $4.8 million. No material gains or losses have been realized or are expected from these sales.

         Borrowings, net of repayments, under the Current Revolving Facility for the first six months of 2000 were approximately $33.9 million and were used to finance acquisitions. As of June 30, 2000, the total outstanding balance under the Current Revolving Facility was approximately $322.9 million.

         On August 10, 2000, Sonic entered into a revolving credit agreement with Ford Motor Credit Company ("Ford MotorCredit") and Chrysler Financial Corporation ("Chrysler Financial") (the "NewRevolving Facility") to replace the Current Revolving Facility. The New Revolving Facility has a borrowing limit of $500 million, subject to a borrowingbase calculated on the basis of our receivables, inventory and equipment and apledge of certain additional collateral by an affiliate of Sonic. The New Revolving Facility bears interest at 2.50% above LIBOR (LIBOR was 6.64% at June 30, 2000) and will mature on October 31, 2003. Additional amounts to be drawn under the New Revolving Facility are to be used for the acquisition of additional dealerships and to provide for the general working capital needs of Sonic and other general corporate purposes.

        We agreed under the New Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Current Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants include specified ratios of

     o    current assets to current liabilities (at least 1.23:1),

     o earnings before interest, taxes, depreciation and amortization (EBITDA) and rent less capital expenditures to fixed charges (at least 1.4:1),

     o    EBITDA to interest expense (at least 2:1) and

     o    total adjusted debt to EBITDA (no greater than 2.25:1).

        In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the New Revolving Facility. Sonic is in compliance with all restrictive covenants as of June 30, 2000.

        We currently have an aggregate principal balance of $125 million in senior subordinated notes which mature on August 1, 2008 and bear interest at a stated rate of 11.0%. The notes are unsecured and are redeemable at our option after August 1, 2003. Interest payments are due semi-annually on August 1 and February 1 and commenced February 1, 1999. The notes are subordinated to all of our present and future senior indebtedness, including the Current and New Revolving Facilities. Redemption prices during 12 month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter.


         The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of June 30, 2000.


        We currently have standardized floor plan credit facilities with Chrysler Financial, General Motors Acceptance Corporation ("GMAC") and Ford Motor Credit. The floor plan credit facility with Chrysler Financial provides up to $750 million for the purchase of vehicles at our Chrysler dealerships. The floor plan credit facility with GMAC provides up to $20.5 million for the purchase of vehicles at two of our General Motors dealerships. We added two more of our General Motors dealerships to this facility effective August 1, 2000. The floor plan facility with Ford Motor Credit provides up to $550 million for the purchase of vehicles at all of our other dealerships. As of June 30, 2000, there was an aggregate of approximately $141.7 million outstanding under the Chrysler Financial floorplan facility, $448.2 million outstanding under the Ford Motor Credit floor plan facility and $14.2 million outstanding under the GMAC floor plan facility.


        Amounts outstanding under the Chrysler Financial floor plan facility bear interest at 1.25% above LIBOR. Amounts outstanding under the Ford Motor Credit floor plan facility bear interest at the prime rate (prime was 9.50% at June 30, 2000), subject to certain incentives and other adjustments. Amounts outstanding under the GMAC floor plan facility bear interest at the prime rate, subject to certain incentives and other adjustments. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balances are generally reduced by the manufacturer's purchase discounts, which are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

        We make monthly interest payments on the amount financed under the floor plan facilities but are not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic is in compliance with all restrictive covenants as of June 30, 2000.


        Sonic's Board of Directors recently authorized Sonic to expend up to $50 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. Through August 10, 2000, Sonic has repurchased approximately 2.9 million shares of Class A common stock for approximately $27.5 million and has redeemed 10,401 shares of Class A convertible preferred stock for approximately $10.4 million. Sonic will continue to repurchase shares from time to time subject to market conditions.


        We believe that funds generated through future operations and availability of borrowings under our floor plan financing (or any replacements thereof) and other credit arrangements will be sufficient to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. We expect to fund any future acquisitions from future cash flow from operations, additional debt financing (including the New Revolving Facility) or the issuance of Class A common stock, preferred stock or other convertible instruments.

Seasonality

        Our operations are subject to seasonal variations. The first quarter generally contributes less revenue and operating profits than the second, third and fourth quarters. Seasonality is principally caused by weather conditions and the timing of manufacturer incentive programs and model changeovers.

Significant Materiality of Goodwill

        Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance at December 31, 1999 was approximately $605.1 million and at June 30, 2000 was approximately $655.5 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 39.5% and 147.2%, respectively, at December 31, 1999, and 37.4% and 147.5%, respectively, at June 30, 2000. Generally accepted accounting principles in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk. Sonic's only financial instruments with market risk exposure are variable rate floor plan notes payable, Revolving Facility borrowings and other variable rate notes. The total outstanding balance of such instruments was approximately $316.6 million at June 30, 1999 and $957.8 million at June 30, 2000. A change of one percent in the interest rate would have caused a change in interest expense of approximately $1.6 million for the six months ended June 30, 1999 and approximately $4.7 million for the six months ended June 30, 2000. Of the total change in interest expense, approximately $1.4 million for the six months ended June 30, 1999 and approximately $2.9 million for the six months ended June 30, 2000 would have resulted from floor plan notes payable.

        Sonic's exposure with respect to floor plan notes payable is mitigated by floor plan incentives received from manufacturers which are generally based on rates similar to those incurred under Sonic's floor plan financing arrangements. Our floor plan interest expense for the six months ended June 30, 2000 exceeded the amounts we received from these manufacturer floor plan incentives by approximately $4.2 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to an annualized rate of approximately 1.4% after considering these incentives.

Item 4: Submission of Matters to a Vote of Security Holders

         At the annual meeting of stockholders held on June 5, 2000, O. Bruton Smith, Jeffrey C. Rachor and William R. Brooks were elected directors by Sonic's stockholders. Directors whose terms of office continued after the meeting were Thomas A. Price, B. Scott Smith, Theodore M. Wright, William P. Benton, William
I. Belk and H. Robert Heller. In addition to the election of three directors, the stockholders approved the following:

        1. An amendment and restatement of the Sonic Automotive, Inc. 1997 Stock Option Plan (the "Stock Option Plan"), which effected the following changes to the Stock Option Plan:

           o an increase in the number of options to purchase shares of Class A Common Stock that may be granted under the Stock Option Plan from 4,500,000 to 6,000,000;

           o a limitation on the number of options that may be issued under the Stock Option Plan to any individual in any calendar year of options to purchase 500,000 shares of Class A Common Stock; and

           o a requirement that all options issued under the Stock Option Plan have an exercise price of no less than the fair market value per share of Class A Common Stock on the date of the option grant.

        2. An amendment to the Sonic Automotive, Inc. Employee Stock Purchase Plan (the "Employee Plan") to increase the number of options to purchase shares of Class A Common Stock that may be granted under the Employee Plan from 1,200,000 to 1,800,000.


        3. The appointment of Deloitte & Touche LLP as Sonic's independent public auditors for the fiscal year ending December 31, 2000.

                                                 Votes For           Votes Withheld       Broker Non-Votes
                                                 ---------           --------------       ----------------
        Election of O. Bruton Smith             142,876,977             1,048,323               0
        Election of Jeffrey C. Rachor           142,878,522             1,046,778               0
        Election of William R. Brooks           142,877,127             1,048,173               0


                                                                                       Votes         Broker
                                                  Votes For        Votes Against     Abstained      Non-Votes
                                                  ---------        -------------     ---------      ----------
        Approval of Amendment and
          Restatement of Stock Option Plan        129,117,331        8,155,343        1,828,352      4,824,274
        Approval of Amendment to
          Employee Plan                           136,656,400        1,035,069        1,409,557      4,824,274
        Ratification of Deloitte & Touche
          as independent public auditors          142,517,594           29,353        1,378,353              0

PART II - OTHER INFORMATION

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

3.4*    Bylaws of Sonic (incorporated by reference to Exhibit 3.2 to the Form
        S-1).

4.1* Form of 11% Senior Subordinated Note due 2008, Series B (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. Nos. 333-64397 and 333-64397-001 through 333-64397-044) of Sonic (the
        "Form S-4").

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

27 Financial data schedule for the three month period ended June 30, 2000 (filed electronically).

* Filed Previously

(b)     Reports on Form 8-K.

        No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SONIC AUTOMOTIVE, INC.


Date: August 14, 2000             By: /s/ O. Bruton Smith
                                      ----------------------------------
                                                O. Bruton Smith
                                      Chairman and Chief Executive Officer


Date: August 14, 2000             By:  /s/ Theodore M. Wright
                                     -----------------------------------------
                                           Theodore M. Wright
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q FOR
SONIC AUTOMOTIVE, INC.
FOR THE SIX MONTHS ENDED JUNE 30, 2000

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBITS
-------    -----------------------

3.1* Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic's Registration Statement on Form S-1 (Reg. No. 333-33295) (the "Form S-1")).

3.2*    Certificate of Amendment to Sonic's Amended and Restated Certificate of

        Incorporation effective June 18, 1999 (incorporated by reference to
        Exhibit 3.2 to Sonic's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"))

3.3* Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic's Quarterly Report on Form 10-Q for the quarter ended March 31,
        1998).

3.4*    Bylaws of Sonic (incorporated by reference to Exhibit 3.2 to the Form
        S-1).

4.1* Form of 11% Senior Subordinated Note due 2008, Series B (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. Nos. 333-64397 and 333-64397-001 through 333-64397-044) of Sonic (the
        "Form S-4").

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

27 Financial data schedule for the six month period ended June 30, 2000 (filed electronically).


 *       Filed Previously