Form 10-Q
period 2000-09-30
SONIC AUTOMOTIVE INC
filed 2000-11-14
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

As of November 13, 2000, there were 30,074,938 shares of Class A Common Stock and 12,250,000 shares of Class B Common Stock outstanding.

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

                  Consolidated Statements of Income - Three-month periods ended
                       September 30, 1999 and September 30, 2000

                  Consolidated Statements of Income - Nine-month periods ended
                        September 30, 1999 and September 30, 2000

                  Consolidated Balance Sheets -
                       December 31, 1999 and September 30, 2000

                  Consolidated Statement of Stockholders'
                       Equity - Nine-month period ended September 30, 2000

                  Consolidated Statements of Cash Flows - Nine-month periods ended September 30, 1999 and September 30, 2000

          Notes to Unaudited Consolidated Financial Statements


ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                            15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                    20

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                              22

SIGNATURES                                                                                             23

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                             SONIC AUTOMOTIVE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                           September 30,
                                                                        1999          2000
                                                                     ------------  ------------
REVENUES:
     New vehicles                                                     $  508,066    $  924,040
     Used vehicles                                                       173,592       335,638
     Wholesale vehicles                                                   69,523       112,256
                                                                     ------------  ------------
          Total vehicles                                                 751,181     1,371,934
     Parts, service and collision repair                                  96,223       177,788
     Finance & insurance and other                                        22,560        45,139
                                                                     ------------  ------------
          Total revenues                                                 869,964     1,594,861
COST OF SALES                                                            753,310     1,366,120
                                                                     ------------  ------------
GROSS PROFIT                                                             116,654       228,741
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              82,650       165,460
DEPRECIATION                                                                 776         1,769
GOODWILL AMORTIZATION                                                      2,216         4,184
                                                                     ------------  ------------
OPERATING INCOME                                                          31,012        57,328
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                                          5,721        11,607
     Interest expense, other                                               4,786        10,637
     Other income                                                             38            35
                                                                     ------------  ------------
          Total other expense                                             10,469        22,209
                                                                     ------------  ------------
INCOME BEFORE INCOME TAXES                                                20,543        35,119
PROVISION FOR INCOME TAXES                                                 7,960        13,060
                                                                     ------------  ------------
NET INCOME                                                            $   12,583    $   22,059
                                                                     ============  ============

BASIC NET INCOME PER SHARE                                            $     0.36    $     0.52
                                                                     ============  ============
WEIGHTED AVERAGE NUMBER OF BASIC SHARES
   OUTSTANDING                                                            35,208        42,693
                                                                     ============  ============

DILUTED NET INCOME PER SHARE                                          $     0.33    $     0.51
                                                                     ============  ============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                                            38,268        43,571
                                                                     ============  ============

           See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                         1999             2000
                                                                     --------------   --------------
REVENUES:
     New vehicles                                                      $ 1,275,882      $ 2,682,696
     Used vehicles                                                         458,797          962,392
     Wholesale vehicles                                                    169,923          323,231
                                                                     --------------   --------------
          Total vehicles                                                 1,904,602        3,968,319
     Parts, service and collision repair                                   230,249          513,920
     Finance & insurance and other                                          52,095          125,362
                                                                     --------------   --------------
          Total revenues                                                 2,186,946        4,607,601
COST OF SALES                                                            1,897,956        3,951,528
                                                                     --------------   --------------
GROSS PROFIT                                                               288,990          656,073
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               207,293          473,745
DEPRECIATION                                                                 1,957            4,930
GOODWILL AMORTIZATION                                                        5,186           12,414
                                                                     --------------   --------------
OPERATING INCOME                                                            74,554          164,984
OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                                           15,118           34,012
     Interest expense, other                                                12,177           31,200
     Other income                                                              362              109
                                                                     --------------   --------------
          Total other expense                                               26,933           65,103
                                                                     --------------   --------------
INCOME BEFORE INCOME TAXES                                                  47,621           99,881
PROVISION FOR INCOME TAXES                                                  18,250           38,000
                                                                     --------------   --------------
NET INCOME                                                             $    29,371      $    61,881
                                                                     ==============   ==============

BASIC NET INCOME PER SHARE                                             $      0.98      $      1.45
                                                                     ==============   ==============
WEIGHTED AVERAGE NUMBER OF BASIC SHARES
   OUTSTANDING                                                              29,948           42,584
                                                                     ==============   ==============

DILUTED NET INCOME PER SHARE                                           $      0.88      $      1.40
                                                                     ==============   ==============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                                              33,489           44,257
                                                                     ==============   ==============

           See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                     September 30,
                                                                                   December 31,          2000
                                                                                       1999           (Unaudited)
                                                                                 -----------------  ----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                          $ 83,111          $ 89,813
     Receivables (net of allowance for doubtful accounts of $1,506
          at December 31, 1999 and $1,952 at September 30, 2000)                          99,987           127,144
     Inventories                                                                         630,857           661,175
     Due from affiliates                                                                   4,188                92
     Other current assets                                                                 17,424            55,077
                                                                                -----------------  ----------------
          Total current assets                                                           835,567           933,301
PROPERTY AND EQUIPMENT, NET                                                               63,681            72,768
GOODWILL, NET                                                                            592,670           635,797
OTHER ASSETS                                                                               9,184            12,205
                                                                                -----------------  ----------------
TOTAL ASSETS                                                                         $ 1,501,102       $ 1,654,071
                                                                                =================  ================




           See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    September 30,
                                                                                  December 31,          2000
                                                                                      1999           (Unaudited)
                                                                                -----------------  ----------------
                                                                                      (dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - floor plan                                                        $ 517,575         $ 540,950
     Trade accounts payable                                                               48,405            55,239
     Accrued interest                                                                     11,605             6,581
     Other accrued liabilities                                                            72,012            87,983
     Payable for acquisitions                                                              5,925                 -
     Current maturities of long-term debt                                                  2,388             2,388
                                                                                -----------------  ----------------
          Total current liabilities                                                      657,910           693,141
LONG-TERM DEBT                                                                           417,283           491,063
OTHER LONG-TERM LIABILITIES                                                                3,923             3,861
PAYABLE TO THE COMPANY'S CHAIRMAN                                                          5,500             5,500
PAYABLE TO AFFILIATES                                                                        723                 -
DEFERRED INCOME TAXES                                                                      8,476            13,946
INCOME TAX PAYABLE                                                                         4,714             3,256
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par, 3.0 million shares authorized;
          300,000 shares designated as Class A Convertible Preferred                      27,191               251
          Stock, liquidation preference $1,000 per share, of which
          28,159 shares are issued and outstanding at December 31, 1999 and 251 shares are issued and outstanding at September 30, 2000
     Class A Common Stock, $.01 par, 100.0 million shares authorized;
          29,075,437 shares issued at December 31, 1999
          and 33,174,037 shares issued at September 30, 2000                                 291               332
     Class B Common Stock, $.01 par (convertible into Class A Common Stock),
          30.0 million shares authorized; 12,250,000 shares issued and                       123               123
          outstanding at December 31, 1999 and September 30, 2000
     Paid-in capital                                                                     301,934           328,817
     Retained earnings                                                                    79,392           141,273
     Class A Treasury Stock, at cost (723,600 shares at December 31, 1999
          and 2,853,653 at September 30, 2000)                                            (6,358)          (27,492)
                                                                                -----------------  ----------------
          Total stockholders' equity                                                     402,573           443,304
                                                                                -----------------  ----------------
TOTAL LIABILITIES  AND STOCKHOLDERS'  EQUITY                                         $ 1,501,102       $ 1,654,071
                                                                                =================  ================

           See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                       Preferred               Class A                Class B
                                         Stock               Common Stock           Common Stock         Paid-In     Retained
                                  Shares      Amount       Shares       Amount    Shares       Amount    Capital     Earnings
                                 ---------  -----------  ------------  ---------------------  --------------------- ------------
BALANCE AT
     DECEMBER 31, 1999                 28      $27,191        29,075     $291        12,250     $123      $301,934     $ 79,392
     Issuance of Preferred
          Stock                        12       11,589             -        -             -        -             -            -
     Issuance of Common
          Stock                         -            -           809        8             -        -            (8)           -
     Cancellation of Common
          Stock                         -            -           (21)       -             -        -          (198)           -
     Shares awarded under stock
          compensation plans            -            -           344        3             -        -         2,141            -
     Conversion of Preferred
          Stock                       (26)     (25,947)        2,967       30             -        -        25,917            -
     Redemption of Preferred
          Stock                       (14)     (12,582)            -        -             -        -          (969)           -
     Purchase of Class A
          Treasury Stock                -            -             -        -             -        -             -            -
     Net income                         -            -             -        -             -        -             -       61,881
BALANCE AT
                                 ---------  -----------  ------------  -------  ------------  -------  ------------ ------------
     SEPTEMBER 30, 2000                 -        $ 251        33,174     $332        12,250     $123      $328,817     $141,273
                                 =========  ===========  ============  =======  ============  =======  ============ ============

                                                  Total
                                  Treasury    Stockholders'
                                   Stock          Equity
                                 -----------  ---------------
BALANCE AT
     DECEMBER 31, 1999             $ (6,358)       $ 402,573
     Issuance of Preferred
          Stock                           -           11,589
     Issuance of Common
          Stock                           -                -
     Cancellation of Common
          Stock                           -             (198)
     Shares awarded under stock
          compensation plans              -            2,144
     Conversion of Preferred
          Stock                           -                -
     Redemption of Preferred
          Stock                           -          (13,551)
     Purchase of Class A
          Treasury Stock            (21,134)         (21,134)
     Net income                           -           61,881
BALANCE AT
                                 -----------  ---------------
     SEPTEMBER 30, 2000            $(27,492)       $ 443,304
                                 ===========  ===============

           See notes to unaudited consolidated financial statements.

                             SONIC AUTOMOTIVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                    1999          2000
                                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $29,371       $61,881
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                               7,143        17,344
          Loss on disposal of property and equipment                                     72            43
          Changes in assets and liabilities that relate to operations:
               Receivables                                                           (8,747)      (26,563)
               Inventories                                                           30,739        16,590
               Other assets                                                            (395)       (5,388)
               Notes payable - floor plan                                           (40,714)      (18,966)
               Trade accounts payable and other liabilities                           4,930        11,482
                                                                                 -----------   -----------
                    Total adjustments                                                (6,972)       (5,458)
                                                                                 -----------   -----------
          Net cash provided by operating activities                                  22,399        56,423
                                                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                                  (164,306)      (50,468)
     Purchases of property and equipment                                            (11,171)      (57,993)
     Proceeds from sales of property and equipment                                   10,594        15,199
                                                                                 -----------   -----------
          Net cash used in investing activities                                    (164,883)      (93,262)
                                                                                 -----------   -----------
CASH  FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                   159,732        75,174
     Payments on long-term debt                                                     (86,014)       (2,464)
     Public offering of common stock                                                 85,069             -
     Purchases of Class A Common Stock and redemptions of Preferred Stock                 -       (34,685)
     Issuance of shares under stock compensation plans                                1,594         2,144
     Repayments from affiliated companies                                               134         3,372
                                                                                 -----------   -----------
          Net cash provided by financing activities                                 160,515        43,541
                                                                                 -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            18,031         6,702
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       51,834        83,111
                                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $69,865       $89,813
                                                                                 ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Preferred Stock issued for acquisitions and contingent
         consideration                                                              $53,150       $11,589
     Common stock issued for acquisitions                                           $22,250       $     -
     Conversion of Preferred Stock                                                  $     -       $25,947

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


                             SONIC AUTOMOTIVE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (All tables in thousands except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- The accompanying unaudited financial information for the three and nine months ended September 30, 1999 and 2000 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. ("Sonic" or "the Company") for the year ended December 31, 1999.

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

         Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Commission expense charged to cost of sales was approximately $3.3 million and $6.7 million for the three months ended September 30, 1999 and 2000, respectively, and approximately $8.5 million and $19.8 million for the nine months ended September 30, 1999 and 2000, respectively.

         Goodwill -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross amount of goodwill at December 31, 1999 was $605.1 million and at September 30, 2000 was $660.6 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 39.5% and 147.2%, respectively, at December 31, 1999, and 38.4% and 143.4%, respectively, at September 30, 2000. Generally accepted accounting principles in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. Sonic has determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, Sonic is amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if Sonic attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, Sonic would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. Sonic periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. Sonic has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. Sonic will incur additional goodwill in future acquisitions.

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

2. BUSINESS ACQUISITIONS

Pending Acquisitions

         Sonic has signed definitive agreements to acquire five dealerships for an estimated $50.3 million payable with a combination of cash , Class A convertible preferred stock, and Class A common stock. The aggregate purchase price is subject to adjustment based on the actual net book value of the assets acquired. The cash portion of the purchase price will be paid with a combination of borrowings under Sonic's $500 million revolving line of credit with Ford Motor Credit Company ("Ford Motor Credit") and Chrysler Financial Corporation ("Chrysler Financial") (the "Revolving Facility") and with cash generated from Sonic's existing operations. These acquisitions are expected to be consummated in the fourth quarter of 2000 and first quarter of 2001.

Acquisitions Completed Subsequent to September 30, 2000 (through November 13,
2000):

         Subsequent to September 30, 2000, Sonic acquired three dealerships for approximately $13.2 million in cash financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting.

Acquisitions Completed During the Nine months Ended September 30, 2000:

         During the first nine months of 2000, Sonic acquired seven dealerships for approximately $51.3 million in cash and 11,589 shares of Sonic's Class A convertible preferred stock, Series II, having an estimated value at the time of issuance of approximately $11.6 million. The cash portion of the purchase price was financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates. The aggregate purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. We are still in the process of obtaining data necessary to complete the allocation of the purchase price of these acquisitions. As a result, the values of assets and liabilities included in the table below reflect preliminary estimates where actual values have not yet been determined, and may ultimately be different than amounts recorded once actual values are determined. Any adjustment to the value of the assets and liabilities will be recorded against goodwill.

 Working capital                        $ 9,001
 Property and equipment                   2,396
 Goodwill                                52,408
 Non-current liabilites assumed            (943)
                                    ------------
 Total purchase price                   $62,862
                                    ============

         The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisition transactions completed during 1999 and during the first nine months of 2000 had occurred as of the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the period presented. These results are also not necessarily indicative of the results of future operations.

                             SONIC AUTOMOTIVE, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. BUSINESS ACQUISITIONS - (Continued)

                                       Three Months Ended September 30,           Nine Months Ended September 30,
                                          1999               2000                     1999               2000
                                      -----------        -----------              -----------        -----------
 Total revenues                       $ 1,545,589        $ 1,594,861              $ 4,470,914        $ 4,695,388
 Gross profit                         $   209,017        $   228,741              $   587,124        $   664,824
 Net income                           $    11,694        $    22,059              $    42,535        $    62,215
 Diluted income per share             $      0.25        $      0.51              $      0.91        $      1.40

Sale of Dealership Subsidiaries:

         During the first nine months of 2000, Sonic sold substantially all of the assets of three of its dealership subsidiaries and one franchise from another dealership for approximately $5.9 million. There were no material gains or losses as a result of these sales. Sonic also intends to sell substantially all of the assets at certain other subsidiaries within the next year. The aggregate net book value of the assets held for sale total approximately $9.4 million have been included in other current assets on the accompanying unaudited consolidated balance sheet as of September 30, 2000.

3. INVENTORIES

         Inventories consist of the following:

                              December 31,      September 30,
                                  1999              2000
                              ------------      -------------

 New vehicles                  $ 459,382          $ 465,907
 Used vehicles                   109,130            130,406
 Parts and accessories            44,821             47,430
 Other                            17,524             17,432
                        -----------------  -----------------
 Total                         $ 630,857          $ 661,175
                        =================  =================


4. PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following:


                                          December 31,     September 30,
                                              1999             2000
                                          ------------     -------------
 Land                                       $    953          $     53
 Building and improvements                    23,120            24,798
 Office equipment and fixtures                22,616            24,696
 Parts and service equipment                  16,008            19,573
 Company vehicles                              4,664             5,628
 Construction in progress                      5,785            11,679
                                    ----------------- -----------------
 Total, at cost                               73,146            86,427
 Less accumulated depreciation                (9,465)          (13,659)
                                    ----------------- -----------------
 Property and equipment, net                $ 63,681          $ 72,768
                                    ================= =================

         In addition to the $11.7 million classified as construction in progress, Sonic has incurred approximately $28.3 million in construction costs on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying unaudited consolidated balance sheet as of September 30, 2000.

                             SONIC AUTOMOTIVE, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. LONG-TERM DEBT

Revolving Facility

         On August 10, 2000, Sonic entered into the Revolving Facility with Ford Motor Credit and Chrysler Financial to replace its previous $350 million acquisition line of credit with Ford Motor Credit. The Revolving Facility has a borrowing limit of $500 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic. Amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 6.62% at September 30, 2000) and will mature on October 31, 2003. Borrowings, net of repayments, under the Revolving Facility for the nine months ended September 30, 2000 were approximately $52.6 million and were primarily used to finance acquisitions. The total outstanding balance as of September 30, 2000 was approximately $341.6 million. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide for the general working capital needs of Sonic and other general corporate purposes.

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

         In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic is in compliance with all restrictive covenants as of September 30, 2000.

Mortgage Facility

         In June 2000, Sonic entered into a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, Sonic can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on June 22, 2005 and will bear interest at 2.25% above LIBOR. The total outstanding balance under the Construction Loan as of September 30, 2000 was approximately $21.5 million.

         Under the Permanent Loan, Sonic can refinance up to $100.0 million in advances under the Construction Loan once the projects are completed. The aggregate borrowing limit under the Mortgage Facility is $100 million. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010 and bear interest at 2.00% above LIBOR. As of September 30, 2000, no amounts were outstanding under the Permanent Loan.

Subsidiary Guarantees

         Balances outstanding under Sonic's Revolving Facility and $125 million senior subordinated notes are guaranteed by all of Sonic's operating subsidiaries. These guarantees are full and unconditional and joint and several. Sonic's parent company has no independent assets or operations, and subsidiaries of the parent that are not subsidiary guarantors are minor.

                             SONIC AUTOMOTIVE, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Other Related Party Transactions

o Sonic had amounts receivable from affiliates of $4.2 million at December 31, 1999 representing non-interest bearing amounts owed by SFC. Of this balance, approximately $4.1 million was collected during the first nine months of 2000. The remaining balance at September 30, 2000 was approximately $0.1 million and is classified as current based on the expected repayment dates.

o Town and Country Toyota had an amount payable to SFC and Bruton Smith of approximately $0.7 million as of December 31, 1999. The balance of this loan was paid in full as of June 30, 2000.

7. CAPITAL STRUCTURE AND PER SHARE DATA

         Treasury Stock/Share Repurchase Program -- During 1999, Sonic's Board of Directors authorized Sonic to expend up to $50 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of September 30, 2000 Sonic had repurchased 2.9 million shares of Class A common stock for approximately $27.5 million and had also redeemed 13,551 shares of Class A convertible preferred stock at a total cost of $13.6 million. Through November 13, 2000, Sonic has repurchased approximately 3.1 million shares of Class A common stock for approximately $29.7 million and has redeemed 13,551 shares of Class A convertible preferred stock for approximately $13.6 million. Sonic will continue to repurchase shares from time to time subject to market conditions.

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

                             SONIC AUTOMOTIVE, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. CAPITAL STRUCTURE AND PER SHARE DATA - (Continued)

                                        For the nine months ended                For the nine months ended
                                            September 30, 1999                       September 30, 2000
                                    -----------------------------------       ----------------------------------
                                                              Per-Share                                 Per-Share
                                     Income       Shares       Amount          Income       Shares      Amount
                                    ----------  -----------  ----------       ----------  -----------  ---------
                                     (Dollars and Shares in thousands         (Dollars and Shares in thousands
                                         except per share amounts)                except per share amounts)
 Basic Net Income Per Share          $ 29,371       29,948      $ 0.98         $ 61,881       42,584     $ 1.45
                                                             ==========                                =========

 Effect of Dilutive Securities
      Stock compensation plans              -        1,102                            -          549
      Warrants                              -           92                            -           35
      Convertible Preferred Stock           -        2,347                            -        1,089
                                    ----------  -----------                   ----------  -----------

 Diluted Net Income Per Share        $ 29,371       33,489      $ 0.88         $ 61,881       44,257     $ 1.40
                                    ==========  ===========  ==========       ==========  ===========  =========

                                        For the three months ended                For the three months ended
                                            September 30, 1999                       September 30, 2000
                                    -----------------------------------       ----------------------------------
                                                              Per-Share                                 Per-Share
                                     Income       Shares       Amount          Income       Shares      Amount
                                    ----------  -----------  ----------       ----------  -----------  ---------
                                     (Dollars and Shares in thousands         (Dollars and Shares in thousands
                                         except per share amounts)                except per share amounts)
 Basic Net Income Per Share          $ 12,583       35,208      $ 0.36         $ 22,059       42,693     $ 0.52
                                                             ==========                                =========

 Effect of Dilutive Securities
      Stock compensation plans              -          736                            -          644
      Warrants                              -           76                            -           39
      Convertible Preferred Stock           -        2,248                            -          195
                                    ----------  -----------                   ----------  -----------

 Diluted Net Income Per Share        $ 12,583       38,268      $ 0.33         $ 22,059       43,571     $ 0.51
                                    ==========  ===========  ==========       ==========  ===========  =========

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

                                                         Percentage of Total                   Percentage of Total
                                                             Revenues for                          Revenues for
                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                       1999               2000                1999               2000
                                                    ----------         ----------          ---------          ---------
Revenues:
New vehicle sales..........................             58.4%              57.9%              58.3%              58.2%
Used vehicle sales.........................             27.9%              28.1%              28.8%              27.9%
Parts, service and collision repair........             11.1%              11.2%              10.5%              11.2%
Finance and insurance and other............              2.6%               2.8%               2.4%               2.7%
                                                    ----------         ----------          ---------          ---------
Total revenues.............................            100.0%             100.0%             100.0%             100.0%
Cost of sales..............................             86.6%              85.7%              86.8%              85.8%
                                                    ----------         ----------          ---------          ---------
Gross profit...............................             13.4%              14.3%              13.2%              14.2%
Selling, general and administrative........              9.5%              10.3%               9.5%              10.2%
Depreciation ..............................              0.1%               0.1%.              0.1%               0.1%
Goodwill amortization......................              0.2%               0.3%               0.2%               0.3%
                                                    ----------         ----------          ---------          ---------
Operating income...........................              3.6%               3.6%               3.4%               3.6%
Interest expense-floorplan.................              0.7%               0.7%               0.7%               0.7%
Interest expense, other....................              0.5%               0.7%               0.5%               0.7%
                                                    ----------         ----------          ---------          ---------
Income before income taxes.................              2.4%               2.2%               2.2%               2.2%
                                                    ==========         ==========          =========          =========

Nine months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999

         Revenues. Revenues grew in each of our primary revenue areas for the first nine months of 2000 as compared with the first nine months of 1999, causing total revenues to increase 111% to $4.6 billion. New vehicle sales revenue increased 110% to $2.7 billion in the first nine months of 2000, compared with $1.3 billion in the first nine months of 1999. The increase was due primarily to a 100% increase in new vehicle unit sales to 104,793 in the first nine months of 2000 from 52,509 in the first nine months of 1999, resulting primarily from acquisitions. The remainder of the increase in new vehicle revenues was due to a 5.4% increase in the average selling price of new vehicles, resulting primarily from an increase in revenues of higher priced luxury brands contributed by acquisitions. The percentage of new vehicle revenues comprised of luxury brands increased to 25.6% in the first nine months of 2000 from 19.6% in the first nine months of 1999.

         Used vehicle revenues from retail sales increased 110% to $962.4 million in the first nine months of 2000 from $458.8 million in the first nine months of 1999. The increase was primarily due to a 90.7% increase in used vehicle unit sales to 61,785 in the first nine months of 2000 from 32,392 in the first nine months of 1999. Of this unit increase, approximately 92.3%, or 27,124 units, resulted from acquisitions and 7.7% resulted from stores owned longer than one year. The remainder of the increase in used vehicle revenue was due to a 10.0% increase in the average selling price of used vehicles, including a 6.2% increase in the average selling price of used vehicles from stores owned for longer than one year.

         Parts, service and collision repair revenue increased 123% to $513.9 million in the first nine months of 2000 compared to $230.2 million in the first nine months of 1999. Approximately 94.7% of the increase resulted from our acquisitions. Finance and insurance revenue increased $73.3 million, or 141%, principally due to vehicle sales and related financing contributed by our acquisitions, as well as a 22.6% improvement in finance and insurance revenues per vehicle resulting from management's continued focus on improving training and development programs for finance and insurance sales people.

         Gross Profit. Gross profit increased 127% to $656.1 million in the first nine months of 2000 from $289.0 million in the first nine months of 1999. Approximately 94.7%, or $347.6 million, of the increase resulted from acquisitions. Our overall gross profit percentage increased to 14.2% from 13.2% due primarily to an increase in revenues contributed by parts, service, collision repair services and finance and insurance products, which earn higher margins than vehicles sales. Parts, service and collision repair revenues as a percentage of total revenues increased to 11.2% in the first nine months of 2000 from 10.5% in the first nine months of 1999. Finance and insurance revenues as a percentage of total revenues increased to 2.7% in the first nine months of 2000 from 2.4% in the first nine months of 1999. In addition, the gross profit percentage earned on our parts, service, collision repair and finance and insurance products in the first nine months of 2000 increased 6.0% compared to the same period in 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased 129% to $473.7 million in the first nine months of 2000 from $207.3 million in the first nine months of 1999, resulting principally from acquisitions. Such expenses as a percentage of revenues increased to 10.3% in the first nine months of 2000 from 9.5% in the first nine months of 1999. Compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits. As a result, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues to 6.3% in the first nine months of 2000 from 5.9% in the first nine months of 1999 (as a percentage of gross profits, compensation expense decreased slightly to 44.3% in the first nine months of 2000 from 44.4% in the first nine months of 1999). In addition, rent expense increased as a percentage of total revenues to 0.9% in the first nine months of 2000 from 0.7% in the first nine months of 1999 primarily due to acquisitions of dealerships located in higher rent markets. As a percentage of gross profits, selling, general and administrative expenses increased slightly to 72.2% in the first nine months of 2000 from 71.7% in the first nine months of 1999.

         Depreciation and Amortization Expense. Depreciation expense, excluding goodwill amortization, increased 152% to $4.9 million in the first nine months of 2000 from $2.0 million in the first nine months of 1999, resulting primarily from acquisitions. As a percentage of total revenues, depreciation expense was at 0.1% in both the first nine months of 2000 and the first nine months of 1999. Goodwill amortization expense increased 139% to $12.4 million in the first nine months of 2000 from $5.2 million in the first nine months of 1999, resulting principally from additional acquisitions.

         Interest Expense, floor plan. Interest expense, floor plan increased 125% to $34.0 million in the first nine months of 2000 from $15.1 million in the first nine months of 1999, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest increased to 0.74% in the first nine months of 2000 from 0.69% in the first nine months of 1999, primarily due to a 102 basis point increase in the average floorplan interest rate.

         Interest Expense, other. Interest expense, other increased to $31.2 million in the first nine months of 2000 from $12.2 million in the first nine months of 1999 due to interest incurred on additional borrowings under our $500 million revolving line of credit with Ford Motor Credit Company ("Ford Motor Credit") and Chrysler Financial Corporation ("Chrysler Financial")(the "Revolving Facility").

         Provision for Income Taxes. The effective tax rate for the first nine months of 2000 was 38.05%, compared to an effective rate of 38.32% in the first nine months of 1999. The decrease was primarily attributable to the realization of the benefits of certain tax planning strategies, offset somewhat by acquisitions we made in the latter part of 1999 which were either (1) companies operating in states with higher income tax rates, or (2) stock purchases in which the goodwill amortization is not deductible for income tax purposes.

         Net Income. As a result of the factors noted above, our net income increased by $32.5 million in the first nine months of 2000 compared to the first nine months of 1999.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Revenues. Revenues grew in each of our primary revenue areas for the three months ended September 30, 2000 as compared with the three months ended September 30, 1999, causing total revenues to increase 83.3% to $1.6 billion. New vehicle sales revenue increased 81.9% to $924.0 million in the three months ended September 30, 2000, compared with $508.1 million in the three months ended September 30, 1999. The increase was due primarily to a 73.6% increase in new vehicle unit sales to 36,071 in the three months ended September 30, 2000 from 20,778 in the three months ended September 30, 1999, resulting primarily from acquisitions. The remainder of the increase in new vehicle revenues was due to a 4.8% increase in the average selling price of new vehicles, resulting primarily from an increase in revenues of higher priced luxury brands contributed by acquisitions. The percentage of new vehicle revenues comprised of luxury brands increased to 25.3% in the three months ended September 30, 2000 from 20.2% in the three months ended September 30, 1999.

         Used vehicle revenues from retail sales increased 93% to $335.6 million in the three months ended September 30, 2000 from $173.6 million in the three months ended September 30, 1999. The increase was primarily due to a 74.4% increase in used vehicle unit sales to 21,096 in the three months ended September 30, 2000 from 12,098 in the three months ended September 30, 1999. Of this unit increase, approximately 90.3%, or 8,127 units, resulted from acquisitions and 9.7% resulted from stores owned longer than one year. The remainder of the increase in used vehicle revenue was due to a 10.9% increase in the average selling price of used vehicles, including a 5.8% increase in the average selling price of used vehicles from stores owned for longer than one year.

         Parts, service and collision repair revenue increased 84.8% to $177.8 million in the three months ended September 30, 2000 compared to $96.2 million in the three months ended September 30, 1999. Approximately 93.7% of the increase resulted from our acquisitions. Finance and insurance revenue increased $22.6 million, or 100%, principally due to vehicle sales and related financing contributed by our acquisitions, as well as a 15.1% improvement in finance and insurance revenues per vehicle resulting from management's continued focus on improving training and development programs for finance and insurance sales people.

         Gross Profit. Gross profit increased 96.1% to $228.7 million in the three months ended September 30, 2000 from $116.7 million in the three months ended September 30, 1999. Approximately 94.3%, or $105.7 million, of the increase resulted from acquisitions. Our overall gross profit percentage increased to 14.3% from 13.4% due primarily to an increase in revenues contributed by used vehicle retail sales, parts, service and collision repair services and finance and insurance products, which earn higher margins than new vehicles. Used vehicle retail sales as a percentage of total revenues increased to 21.0% in the three months ended September 30, 2000 from 20.0% in the three months ended September 30, 1999. Parts, service and collision repair revenues as a percentage of total revenues increased to 11.2% in the three months ended September 30, 2000 from 11.1% in the three months ended September 30, 1999. Finance and insurance revenues as a percentage of total revenues increased to 2.8% in the three months ended September 30, 2000 from 2.6% in the three months ended September 30, 1999. In addition, the gross profit percentage earned on our parts, service, collision repair and finance and insurance products in the first three months of 2000 increased 7.4% compared to the same period in 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased 100% to $165.5 million in the three months ended September 30, 2000 from $82.6 million in the three months ended September 30, 1999, resulting principally from acquisitions. Such expenses as a percentage of revenues increased to 10.4% in the three months ended September 30, 2000 from 9.5% in the three months ended September 30, 1999. Compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits. As a result, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues to 6.3% in the three months ended September 30, 2000 from 5.8% in the three months ended September 30, 1999 (as a percentage of gross profits, compensation expense increased to 43.9% in the three months ended September 30, 2000 from 43.4% in the three months ended September 30, 1999). In addition, rent expense increased as a percentage of total revenues to 0.8% in the three months ended September 30, 2000 from 0.7% in the three months ended September 30, 1999 primarily due to acquisitions of dealerships located in higher rent markets. As a percentage of gross profits, selling, general and administrative expenses increased to 72.3% in the three months ended September 30, 2000 from 70.9% in the three months ended September 30, 1999.

         Depreciation and Amortization Expense. Depreciation expense, excluding goodwill amortization, increased 128% to $1.8 million in the three months ended September 30, 2000 from $0.8 million in the three months ended September 30, 1999, resulting primarily from acquisitions. As a percentage of total revenues, depreciation expense was at 0.1% in both the three months ended September 30, 2000 and the three months ended September 30, 1999. Goodwill amortization expense increased 88.9% to $4.2 million in the three months ended September 30, 2000 from $2.2 million in the three months ended September 30, 1999, resulting principally from acquisitions.

         Interest Expense, floor plan. Interest expense, floor plan increased 103% to $11.6 million in the three months ended September 30, 2000 from $5.7 million in the three months ended September 30, 1999, due primarily to floor plan interest expense incurred by dealerships acquired. As a percentage of total revenues, floor plan interest increased to 0.73% in the three months ended September 30, 2000 from 0.66% in the three months ended September 30, 1999, primarily due to a 136 basis point increase in the average floorplan interest rate.

         Interest Expense, other. Interest expense, other increased to $10.6 million in the three months ended September 30, 2000 from $4.8 million in the three months ended September 30, 1999 due to interest incurred on additional borrowings under our $500 million Revolving Facility.

         Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2000 was 37.19%, compared to an effective rate of 38.75% in the three months ended September 30, 1999. The decrease was primarily attributable to the realization of benefits of certain tax planning strategies.

         Net Income. As a result of the factors noted above, our net income increased by $9.5 million in the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

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

         During the first nine months of 2000, net cash provided by operating activities was approximately $56.4 million. During the first nine months of 1999, net cash provided by operating activities was approximately $22.4 million. The increase was attributable principally to increases in net income.

         Cash used for investing activities in the first nine months of 2000 was approximately $93.3 million, including $50.5 million paid for acquisitions, net of cash received, and $58.0 million in capital expenditures. Cash used for investing activities in the first nine months of 1999 was approximately $164.9 million, including $164.3 million paid for acquisitions, net of cash received, and $11.2 million in capital expenditures. Our principal capital expenditures typically include building improvements and equipment for use in our dealerships. Of the capital expenditures in the first nine months of 2000, approximately $44.1 million related to the construction of new dealerships and collision repair centers. Total construction in process as of September 30, 2000 was approximately $40.0 million, of which approximately $28.3 million represented construction costs on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying unaudited consolidated balance sheet as of September 30, 2000.

         In June 2000, Sonic entered into a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan") with Ford Motor Credit. Under the Construction Loan, Sonic can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on June 22, 2005 and will bear interest at 2.25% above LIBOR. The total outstanding balance under the Construction Loan as of September 30, 2000 was approximately $21.5 million.

         Under the Permanent Loan, Sonic can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010 and bear interest at 2.00% above LIBOR. As of September 30, 2000, no amounts were outstanding under the Permanent Loan.

         During the first nine months of 2000, we acquired seven dealerships for approximately $51.3 million in cash and 11,589 shares of Sonic's Class A convertible preferred stock, Series II, recorded at an estimated value of approximately $11.6 million. The cash portion of the purchase price was financed with a combination of cash borrowed under our Revolving Facility and cash generated from our existing operations. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in our consolidated financial statements from their respective acquisition dates.

         Subsequent to September 30, 2000, Sonic acquired three dealerships for approximately $13.2 million in cash financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations. The acquisitions were accounted for using the purchase method of accounting.

         Sonic has signed definitive agreements to acquire five dealerships for an estimated $50.3 million payable with a combination of cash, Class A convertible preferred stock, and Class A common stock. The aggregate purchase price is subject to adjustment based on the actual net book value of the assets acquired. The cash portion of the purchase price will be paid with a combination of borrowings under the Revolving Facility and with cash generated from Sonic's existing operations. These acquisitions are expected to be consummated in the fourth quarter of 2000 and first quarter of 2001.

         As of November 13, 2000, Sonic has sold three dealerships and one franchise from another dealership for approximately $5.9 million. No material gains or losses have been realized or are expected from these sales.

         On August 10, 2000, Sonic entered into the Revolving Facility with Ford Motor Credit and Chrysler Financial to replace its previous $350 million acquisition line of credit with Ford Motor Credit. The Revolving Facility has a borrowing limit of $500 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic. Amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 6.62% at September 30, 2000) and will mature on October 31, 2003. Borrowings, net of repayments, under the Revolving Facility for the nine months ended September 30, 2000 were approximately $52.6 million and were primarily used to finance acquisitions. The total outstanding balance as of September 30, 2000 was approximately $341.6 million. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide for the general working capital needs of Sonic and other general corporate purposes.

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

         In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic is in compliance with all restrictive covenants as of September 30, 2000.

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

         The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of September 30, 2000.

         We currently have standardized floor plan credit facilities with Chrysler Financial, General Motors Acceptance Corporation ("GMAC") and Ford Motor Credit. The floor plan credit facility with Chrysler Financial provides up to $750 million for the purchase of vehicles at our Chrysler dealerships. The floor plan credit facility with GMAC provides up to $33.6 million for the purchase of vehicles at four of our General Motors dealerships. We added two more of our General Motors dealerships to this facility effective October 2,, 2000. The floor plan facility with Ford Motor Credit provides up to $550 million for the purchase of vehicles at all of our other dealerships. As of September 30, 2000, there was an aggregate of approximately $131.4 million outstanding under the Chrysler Financial floorplan facility, $384.5 million outstanding under the Ford Motor Credit floor plan facility and $25.1 million outstanding under the GMAC floor plan facility.


         Amounts outstanding under the Chrysler Financial floor plan facility bear interest at 1.25% above LIBOR. Amounts outstanding under the Ford Motor Credit floor plan facility bear interest at the prime rate (prime was 9.50% at September 30, 2000), subject to certain incentives and other adjustments. Amounts outstanding under the GMAC floor plan facility bear interest at the prime rate, subject to certain incentives and other adjustments. Typically new vehicle floor plan indebtedness exceeds the related inventory balances. The inventory balances are generally reduced by the manufacturer's purchase discounts, which are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

         We make monthly interest payments on the amount financed under the floor plan facilities but are not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic is in compliance with all restrictive covenants as of September 30, 2000.

         Sonic's Board of Directors recently authorized Sonic to expend up to $50 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of September 30, 2000 Sonic had repurchased 2.9 million shares of Class A common stock for approximately $27.5 million and had also redeemed 13,551 shares of Class A convertible preferred stock at a total cost of $13.6 million. Through November 13, 2000, Sonic has repurchased approximately 3.1 million shares of Class A common stock for approximately $29.7 million and has redeemed 13,551 shares of Class A convertible preferred stock for approximately $13.6 million. Sonic will continue to repurchase shares from time to time subject to market conditions.

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


Significant Materiality of Goodwill

         Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance at December 31, 1999 was approximately $605.1 million and at September 30, 2000 was approximately $660.6 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 39.5% and 147.2%, respectively, at December 31, 1999, and 38.4% and 143.4%, respectively, at September 30, 2000. Generally accepted accounting principles in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Risk. Sonic's only financial instruments with market risk exposure are variable rate floor plan notes payable, Revolving Facility borrowings and other variable rate notes. The total outstanding balance of such instruments was approximately

$377.7 million at September 30, 1999 and $918.2 million at September 30, 2000. A change of one percent in the interest rate would have caused a change in interest expense of approximately $2.7 million for the nine months ended September 30, 1999 and approximately $7.0 million for the nine months ended September 30, 2000. Of the total change in interest expense, approximately $2.3 million for the nine months ended September 30, 1999 and approximately $4.4 million for the nine months ended September 30, 2000 would have resulted from floor plan notes payable.

         Sonic's exposure with respect to floor plan notes payable is mitigated by floor plan incentives received from manufacturers which are generally based on rates similar to those incurred under Sonic's floor plan financing arrangements. Our floor plan interest expense for the nine months ended September 30, 2000 exceeded the amounts we received from these manufacturer floor plan incentives by approximately $7.0 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to an annualized rate of approximately 1.6% after considering these incentives.

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

4.4 Second Supplemental Indenture dated as of September 15, 2000 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008.

4.5* Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

10.1 Credit Agreement dated as of August 10, 2000 (the "Credit Agreement") between Sonic, as Borrower, Ford Motor Credit Company ("Ford Credit"), as Agent and Lender, and Chrysler Financial Company, L.L.C. ("Chrysler Financial"), as Lender.

10.2 Promissory Note dated August 10, 2000 executed by Sonic in favor of Ford Credit pursuant to the Credit Agreement.

10.3 Promissory Note dated August 10, 2000 executed by Sonic in favor of Chrysler Financial pursuant to the Credit Agreement.

10.4 Guaranty dated August 10, 2000 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

10.5 Security Agreement dated August 10, 2000 by Sonic in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

10.6 Security Agreement dated August 10, 2000 by the subsidiaries of Sonic named therein in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

10.7 Master Construction Loan Agreement dated as of June 23, 2000 (the "Construction Loan Agreement") between the subsidiaries of Sonic named therein, as borrowers, and Ford Credit, as lender.

10.8 Permanent Loan Agreement dated as of June 23, 2000 (the "Permanent Loan Agreement") between the subsidiaries of Sonic named therein, as borrowers, and Ford Credit, as lender.

10.9 Promissory Note dated June 23, 2000 by the subsidiaries of Sonic named therein, as borrowers, in favor of Ford Credit, as lender, pursuant to the Construction Loan Agreement.

10.10 Promissory Note dated June 23, 2000 by the subsidiaries of Sonic named therein, as borrowers, in favor of Ford Credit, as lender, pursuant to the Permanent Loan Agreement.

10.11 Guaranty dated June 23, 2000 by Sonic in favor of Ford Credit guaranteeing the obligations of the subsidiaries of Sonic under the Construction Loan Agreement and the Permanent Loan Agreement.

10.12 Security Agreement dated June 23, 2000 by Sonic in favor of Ford Credit pursuant to the Construction Loan Agreement and the Permanent Loan Agreement.

10.13* Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of June 5, 2000 (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-46272)).

10.14* Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of June 5, 2000 (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-46274)).

27 Financial data schedule for the nine month period ended September 30, 2000 (filed electronically).


* Filed Previously


(b)      Reports on Form 8-K.

         Sonic filed a report on Form 8-K on September 15, 2000, reporting, under Item 5 of such report, that on September 13, 2000, Sonic had announced in a press release that it intended to offer approximately $125 million of its Senior Subordinated Notes due 2008. No financial statements were included in the filing.

         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SONIC AUTOMOTIVE, INC.

Date: November 14, 2000              By: /s/ O. Bruton Smith
      -----------------                  ------------------------------------
                                                  O. Bruton Smith
                                         Chairman and Chief Executive Officer



Date: November 14, 2000               By: /s/ Theodore M. Wright
      -----------------                  ------------------------------------
                                              Theodore M. Wright
                                     Vice President, Chief Financial
                                     Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                             SONIC AUTOMOTIVE, INC.
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

4.4 Second Supplemental Indenture dated as of September 15, 2000 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008.

4.5* Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

10.1 Credit Agreement dated as of August 10, 2000 (the "Credit Agreement") between Sonic, as Borrower, Ford Motor Credit Company ("Ford Credit"), as Agent and Lender, and Chrysler Financial Company, L.L.C. ("Chrysler Financial"), as Lender.

10.2 Promissory Note dated August 10, 2000 executed by Sonic in favor of Ford Credit pursuant to the Credit Agreement.

10.3 Promissory Note dated August 10, 2000 executed by Sonic in favor of Chrysler Financial pursuant to the Credit Agreement.

10.4 Guaranty dated August 10, 2000 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

10.5 Security Agreement dated August 10, 2000 by Sonic in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

10.6 Security Agreement dated August 10, 2000 by the subsidiaries of Sonic named therein in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

10.7 Master Construction Loan Agreement dated as of June 23, 2000 (the "Construction Loan Agreement") between the subsidiaries of Sonic named therein, as borrowers, and Ford Credit, as lender.

10.8 Permanent Loan Agreement dated as of June 23, 2000 (the "Permanent Loan Agreement") between the subsidiaries of Sonic named therein, as borrowers, and Ford Credit, as lender.

10.9 Promissory Note dated June 23, 2000 by the subsidiaries of Sonic named therein, as borrowers, in favor of Ford Credit, as lender, pursuant to the Construction Loan Agreement.

10.10 Promissory Note dated June 23, 2000 by the subsidiaries of Sonic named therein, as borrowers, in favor of Ford Credit, as lender, pursuant to the Permanent Loan Agreement.

10.11 Guaranty dated June 23, 2000 by Sonic in favor of Ford Credit guaranteeing the obligations of the subsidiaries of Sonic under the Construction Loan Agreement and the Permanent Loan Agreement.

10.12 Security Agreement dated June 23, 2000 by Sonic in favor of Ford Credit pursuant to the Construction Loan Agreement and the Permanent Loan Agreement.

10.13* Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of June 5, 2000 (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-46272)).

10.14* Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of June 5, 2000 (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-46274)).

27 Financial data schedule for the nine month period ended September 30, 2000 (filed electronically).


* Filed Previously
                                       26