Form 10-K
period 2000-12-31
SONIC AUTOMOTIVE INC
filed 2001-04-02
CIK 1043509

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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

For the year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from        to

                                ---------------

                        Commission file number 1-13395

                            SONIC AUTOMOTIVE, INC.
            (Exact Name of Registrant as Specified in its Charter)

                                                       56-2010790
                Delaware                  (I.R.S. Employer Identification No.)
     (State or Other Jurisdiction of
     Incorporation or Organization)

                                                         28212

                                                       (Zip Code)
    5401 East Independence Boulevard
             P.O. Box 18747
        Charlotte, North Carolina
(Address of Principle Executive Offices)

                                (704) 532-3320
             (Registrant's telephone number, including area code)

                                ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                          Name of each Exchange
       Title of each Class                 on Which Registered
       -------------------               -----------------------
   Class A Common Stock, $.01 Par Value  New York Stock Exchange

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $215,526,024 based upon the closing sales price of the registrant's Class A common stock on March 16, 2001 of $8.00 per share. As of March 16, 2001, there were 28,593,205 shares of Class A common stock, par value $.01 per share, and 12,250,000 shares of Class B common stock, par value $.01 per share, outstanding. Unless otherwise indicated, all other share and share price information contained herein takes into account the effect of the two for one stock split effected as of January 25, 1999 in the form of a 100% stock dividend payable to stockholders of record as of January 4, 1999 (the "Stock Split").

  Documents incorporated by reference. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2001, are incorporated by reference into Part III of this Form 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I
 Item 1.  Business......................................................    4
 Item 2.  Properties....................................................   19
 Item 3.  Legal Proceedings.............................................   19
 Item 4.  Submission of Matters to a Vote of Security Holders...........   19

 PART II
 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................   20
 Item 6.  Selected Financial Data.......................................   21
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   23
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   33
 Item 8.  Financial Statements and Supplementary Data...................   33
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   33

 PART III
 Item 10. Directors and Executive Officers of the Registrant............   34
 Item 11. Executive Compensation........................................   34
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   34
 Item 13. Certain Relationships and Related Transactions................   34

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   35
 SIGNATURES..............................................................  38
 CONSOLIDATED FINANCIAL STATEMENTS AND NOTES............................. F-1

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) appearing elsewhere herein. This Annual Report on Form 10-K, including the exhibits filed herewith, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts but only predictions and generally can be identified by use of statements that include words such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Litigation Securities Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These statements appear in a number of places in this Annual Report on Form 10-K and the exhibits filed herewith and include statements regarding our intent, belief or current expectations, or those of our directors or officers, with respect to, among other things:

  .  our potential acquisitions;

  .  trends in our industry;

  .  our financing plans;

  . the effect of the Internet on our business and our ability to implement our Internet business strategy;

  .  trends affecting our financial condition or results of operations; and

  .  our business and growth strategies.

  You are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among others, factors that could materially adversely affect actual results and performance include:

  .  local and regional economic conditions in the areas we serve;

  .  the level of consumer spending;

  .  our relationships with manufacturers;

  .  high competition;

  .  site selection and related traffic and demographic patterns;

  .  inventory management and turnover levels;

  .  the effect of the Internet on our business;

  .  realization of cost savings; and

  .  our success in integrating recent and potential future acquisitions.

                                    PART I

Item 1. Business.

  Sonic Automotive, Inc. was incorporated in the State of Delaware in February 1997. We are the second largest automotive retailer in the United States, as measured by total revenue, currently operating 165 dealership franchises and 30 collision repair centers in 13 states as of March 20, 2001. We own and operate franchises for 31 different brands of cars and light trucks providing comprehensive services including sales of both new and used cars and light trucks, replacement parts and vehicle maintenance, warranty, paint and repair services. We also arrange extended warranty contracts and financing and insurance ("F&I") for our automotive customers. Our growth in operations has been strategically focused on high growth metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California, that on average are experiencing population growth that exceeds the national average.

 . Atlanta                                 . Houston
 . Baltimore                               . Las Vegas
 . Birmingham                              . Los Angeles
 . Charleston                              . Mobile/Pensacola
 . Charlotte                               . Montgomery
 . Chattanooga                             . Nashville
 . Columbia                                . San Diego
 . Columbus                                . San Francisco
 . Dallas                                  . San Jose/Silicon Valley
 . Daytona Beach                           . Tampa/Clearwater
 . Fort Myers                              . Tulsa
 . Greenville/Spartanburg                  . Washington D.C.

   Our leading new vehicle brands accounted for our 2000 revenue as depicted in the following chart:

                                   [GRAPHIC]
                                    General
Honda   Ford   Chrysler(1)   BMW   Motors(2)  Toyota   Nissan   Lexus  Other(3)
- -----   ----   -----------   ---   ---------  ------   ------   -----  -------
14.4%  13.5%      12.0%     10.7%    10.7%     8.3%     6.5%     5.3%   18.6%


(1)  Includes Chrysler, Dodge, Jeep and Plymouth
(2)  Includes Buick, Cadillac, Chevrolet, GMC, Oldsmobile and Pontiac
(3) Includes Acura, Audi, Hyundai, Infiniti, Isuzu, KIA, Land Rover, Lincoln, Mercedes, Mercury, Mitsubishi, Porsche, Subaru, Volkswagen and Volvo

  Each of our dealership locations throughout our metropolitan markets provide similar products and services, including (1) new car sales, (2) used car sales, (3) parts, service and repair, and (4) finance and insurance services. As compared to automotive manufacturers, we and other automotive retailers exhibit relatively low earnings volatility. This is primarily due to the differing expense structures between automotive manufacturers and retailers. Approximately 35.8% of our selling, general and administrative expenses for the year ended December 31, 2000 were fixed (primarily rent and salaries). The majority of our variable expenses relates to sales commissions and advertising expense, all of which can be adjusted as demand patterns change. We believe the diversity of our revenue sources at our automotive dealerships and our flexible expense structure should serve to mitigate the effects of economic cycles and seasonal influences. The following charts depict the diversity of our sources of revenue and gross profit for the year ended December 31, 2000:

                                   [GRAPHIC]
Revenues                                Gross Profit
- --------                                ------------
New vehicles            58%             Parts, service and
Used vehicles           28%                collision repair       35%
Parts, service and                      New vehicles              34%
   collision repair     11%             Finance and insurance     16%
Finance and insurance    3%             Used vehicles             15%

Business Strategy

  . Further Develop Strategic Markets. We intend to continue to capitalize on the ongoing consolidation of the highly fragmented automotive retailing industry. We generally seek to acquire larger, well managed multiple franchise dealerships or multiple dealership groups located in metropolitan or high growth suburban markets; and smaller, single franchise dealerships that will allow us to capitalize upon professional management practices and provide greater breadth of products and services in our markets. We believe that attractive acquisition opportunities continue to exist for dealership groups with significant capital and experience in identifying, acquiring and professionally managing dealerships.

  The automotive retailing industry is still highly fragmented. We believe our "hub and spoke" acquisition strategy will allow us to capitalize on economies of scale, offer a greater breadth of products and services and increase brand diversity. We also intend to acquire dealerships that have underperformed in comparison to the industry average but carry attractive product lines or have attractive locations and would immediately benefit from our professional management.

  . Increase Sales of Higher Margin Products and Services. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

    Retail Used Vehicles: Retail used vehicle sales typically generate higher gross margins than new vehicle sales due to limited comparability among used vehicles and the somewhat subjective nature of their valuation. Our experience indicates that there are typically opportunities at acquired dealerships to improve all aspects of used vehicle operations and used vehicle inventory control. Retail used vehicle unit sales accounted for approximately 37% of our new and used vehicle unit sales for the years ended December 31, 1999 and 2000. Our gross profit per used retail unit sold increased 11.0% for the year ended December 31, 2000 compared to the same period in 1999.

    Finance and Insurance: Each sale of a new or used vehicle provides us the opportunity to earn financing fees and to sell extended warranty service contracts. We currently offer a wide range of nonrecourse financing, leasing and insurance products to our customers. We believe there are opportunities at acquired dealerships to increase earnings from the sale of finance and insurance products as well as warranties. As a result of our size and scale, we have also negotiated increased commissions on the origination of customer vehicle financing, insurance policies and extended warranty service contracts. On a per vehicle basis, our F&I revenue for the year ended December 31, 2000 increased 15.5% to $755 compared to the same period in 1999. On a same store basis, F&I revenue increased 11.5% for the year ended December 31, 2000 as compared to the same period in 1999.

    Parts, Service & Repair: Each of our dealerships offers a fully integrated service and parts department. We believe there are opportunities to increase the number of service customers we retain at our dealerships through continued emphasis on customer service. In addition, we operated collision repair centers at 30 locations at December 31, 2000. On a same store basis, parts, service and collision repair revenue increased 7.1% for the year ended December 31, 2000 as compared to the same period in 1999.

  . Utilize the Internet to Drive Sales. We intend to continue to utilize technology and services available to consumers via the Internet to drive sales. We will further enhance the capabilities of our dealership websites with second generation sites, which include personalized consumer websites, vehicle configuration functions and other enhancements.

  Our SonicAutomotive.com website, our individual dealerships' websites, heavily promoted manufacturers' websites and third party referral sites will provide traffic to our dealership or dealership platform Internet marketing departments with personnel trained specifically to work with Internet sourced consumers. These marketing departments are supported by national and divisional specialists in Internet marketing dealership platforms. Our Internet marketing successes to date have demonstrated that trained Internet sales people and timeliness of response--not technology--are the driving factors in Internet sales success.

  The established local "bricks and mortar" dealership will continue to serve as the primary point of purchase of automobiles for consumers for the foreseeable future. However, we believe the Internet can be a low-cost source of customer leads for our dealers and an effective means of providing marketing information and other services to existing and potential customers.

  . Emphasize Expense Control. We continually focus on controlling expenses and expanding margins at the dealerships we acquire and integrate into our organization. Approximately 64.2% of our selling, general and administrative expenses for the year ended December 31, 2000 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable costs, such as advertising (9.3% of selling, general and administrative expenses) and non-salaried compensation (48.2%) expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and all other non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. In addition, management compensation is tied to individual dealership profitability and stock price appreciation through stock options.

  . Train, Develop and Motivate Qualified Management. We believe that our well-trained dealership personnel are key to our long-term prospects. We require all of our employees, from service technicians to regional vice presidents, to participate in in-house training programs. We believe that our comprehensive training of all employees and professional, multi-tiered management structure provide us with a competitive advantage over other dealership groups. This training and organizational structure provides high-level supervision over the dealerships, accurate financial reporting and the ability to maintain effective controls as we expand. In order to motivate management, we employ an incentive compensation program for each officer, vice president and dealer operator, a portion of which is provided in the form of Sonic stock options with additional incentives based on the performance of individual profit centers. We believe that this organizational structure, together with the opportunity for promotion within our large organization and for equity participation, serve as a strong motivation for our employees.

  . Achieve High Levels of Customer Satisfaction. We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles in a positive, "consumer friendly" buying environment. Some manufacturers offer specific performance incentives on a per vehicle basis if certain Customer Satisfaction Index ("CSI") levels (which vary by manufacturer) are achieved by a dealer. In addition, all manufacturers consider CSI scores in approving acquisitions. In order to keep management focused on customer satisfaction, we include CSI results as a component of our incentive compensation programs.

Dealership Management

  Sonic manages its business based on individual dealership operations. Operations of the dealerships are overseen by Regional or Divisional Vice Presidents for a particular geographic area. These Vice Presidents all report to the Executive Vice President of Retail Operations.

  Each of our dealerships is managed by a dealer operator who is responsible for the operations of the dealership and the dealership's financial and customer satisfaction performance. The dealer operator is responsible for selecting, training and retaining dealership personnel. All dealer operators report to Sonic's Regional Vice Presidents.

  Each dealer operator is complemented by a team which generally includes two senior managers who aid in the operation of the dealership. The general sales manager is primarily responsible for the operations, personnel, financial performance and customer satisfaction performance of the new vehicle sales, used vehicle sales, and finance and insurance departments. The parts and service director is primarily responsible for the operations, personnel, financial and customer satisfaction performance of the service, parts and collision repair departments (if applicable). Each of the departments of the dealership typically has a manager or managers who reports to the general sales manager or parts and service director.

  Sonic's dealer operators are also supported by National Directors of Fixed Operations, Field Operations, Sales and Finance & Insurance, respectively. Each of these National Directors reviews the operations and practices of our dealerships in these specialized areas and assists the dealer operators in implementing organizational best practices. The National Directors of Fixed Operations and of Finance & Insurance are each supported by Regional Directors specializing in these disciplines.

New Vehicle Sales

  As of December 31, 2000, Sonic sold 31 brands of cars and light trucks. The products have a broad range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that our brand, product and price diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. Approximately 26.9% of new vehicle sales during the year ended December 31, 2000 were luxury brands (for example, Mercedes, Lexus, BMW, Infiniti and Volvo) compared to 21.9% for the same period in 1999.

  The following table presents information regarding Sonic's new vehicle sales:

                                                  Year Ended December 31,
                                               --------------------------------
                                                 1998       1999        2000
                                               --------  ----------  ----------
                                                   (dollars in thousands)
   Unit sales.................................   41,592      79,294     135,919
   Sales revenue.............................. $962,939  $1,968,514  $3,522,049
   Gross profit............................... $ 75,494  $  161,205  $  293,034
   Gross margin...............................      7.8%        8.2%        8.3%

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

Used Vehicle Sales

  Sonic sells a broad variety of makes and models of used cars and light trucks. Used vehicles are obtained by us through customer trade-ins, at "closed" auctions which may be attended only by new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions which offer repossessed vehicles and vehicles sold by other dealers. We sell our used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which remain unsold for a specified period of time, to other dealers or wholesalers. Sales to other dealers or wholesalers are frequently close to or below cost and therefore negatively affect our gross margin on used vehicle sales.

  The following table presents information regarding Sonic's used vehicle sales:

                               Year Ended December 31,
                             --------------------------------
                               1998       1999        2000
                             --------   --------   ----------
                                (dollars in thousands)
   Retail unit sales.......    24,591     47,345       79,749
   Retail sales revenue....  $324,740   $684,560   $1,249,188
   Retail gross profit.....  $ 34,826   $ 72,627   $  135,736
   Retail gross margin.....      10.7%      10.6%        10.9%
   Wholesale unit sales....    21,886     39,834       67,835
   Wholesale sales
    revenue................  $119,351   $250,794   $  430,513
   Wholesale gross profit..  $ (1,166)  $ (3,734)  $   (7,587)
   Wholesale gross margin..      (1.0)%     (1.5)%       (1.8)%
   Total unit sales........    46,477     87,179      147,584
   Total revenue...........  $444,091   $935,354   $1,679,701
   Total gross profit......  $ 33,660   $ 68,893   $  128,149
   Total gross margin......       7.6%       7.4%         7.6%

Service and Parts Sales

  Sonic provides service and parts at each of our franchised dealerships. We also provide maintenance and repair services at each of our franchised dealerships, offering both warranty and non-warranty services. Service and parts sales provide higher gross margins than vehicle sales.

  The following table presents information regarding Sonic's service and parts sales:

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
                                                     (dollars in thousands)
   Sales revenue.................................. $146,456  $333,161  $640,662
   Gross profit................................... $ 62,152  $139,738  $283,124
   Gross margin...................................     42.4%     41.9%     44.2%

Collision Repair Operations

  As of December 31, 2000, Sonic operated 30 collision repair centers. Our collision repair business provides favorable margins and, similar to service and parts, is not significantly affected by business cycles or consumer preferences. In addition, because of the higher cost of used vehicles, insurance adjusters are more hesitant to declare a vehicle a total loss, resulting in more significant, and higher cost, repair jobs.

  The following table sets forth information regarding Sonic's collision repair operations:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1998     1999     2000
                                                      -------  -------  -------
                                                      (dollars in thousands)
   Sales revenue..................................... $16,204  $31,023  $47,312
   Gross profit...................................... $ 8,114  $14,933  $23,882
   Gross margin......................................    50.0%    48.1%    50.5%

Finance and Insurance Operations

  Sonic offers its customers a wide range of financing and leasing alternatives for the purchase of vehicles as well as warranty or extended service contracts.

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

  The following table presents information regarding Sonic's finance and insurance operations:

                                                     Year Ended December 31,
                                                     --------------------------
                                                      1998     1999      2000
                                                     -------  -------  --------
                                                      (dollars in thousands)
   Commission revenue............................... $34,011  $82,771  $162,751
   Gross profit..................................... $28,022  $69,654  $136,998
   Gross margin.....................................    82.4%    84.2%     84.2%

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

  Many automobile manufacturers have developed policies regarding public ownership of dealerships. We believe that these policies will continue to change as more dealership groups sell their stock to the public, and as the established, publicly-owned dealership groups acquire more franchises. To the extent that new or amended manufacturer policies restrict the number of dealerships which may be owned by a dealership group, or the transferability of Sonic's common stock, such policies could have a material adverse effect on us. Sonic believes that it will be able to renew at expiration all of its existing franchise agreements.
  . In the course of acquiring Jaguar franchises in Chattanooga and Greenville, South Carolina, Jaguar declined to consent to our proposed acquisitions of these franchises. In settling legal actions brought against Jaguar by the seller of the Chattanooga Jaguar franchise, Sonic agreed with Jaguar not to acquire any Jaguar franchise before August 3, 2001.
  . Under Sonic's agreement with Ford, Ford may cause Sonic to sell or resign from one or more of Sonic's Ford, Lincoln or Mercury franchises if any person or entity (other than O. Bruton Smith and any entity controlled by him) acquires securities or has a binding agreement to acquire securities having 50% or more of the voting power of Sonic's securities.
  . Under Sonic's Dealer Agreements with GM and Infiniti, these manufacturers may force the sale of their respective franchises if 20% or more of Sonic's voting securities are similarly acquired.
  . Under Sonic's agreement with Toyota, Toyota may force the sale of one or more of Sonic's Toyota or Lexus dealerships if (1) an automobile manufacturer or distributor acquires securities, or the right to vote securities by proxy or voting agreement, having more than 5% of the voting power of Sonic's securities, (2) any individual or entity acquires securities, or the right to vote securities by proxy or voting agreement, having more than 20% of the voting power of Sonic's securities, (3) there is a material change in the composition of Sonic's Board of Directors that Toyota reasonably concludes will be materially incompatible with Toyota's interests or will have an adverse effect on Toyota's reputation or brands in the marketplace or the performance of Sonic or its Toyota and Lexus dealerships, (4) there occurs an extraordinary transaction whereby Sonic's shareholders immediately prior to such transaction own in the aggregate securities having less than a majority of the voting power of Sonic or the successor entity, or (5) any individual or entity acquires control of Sonic, Sonic Financial Corporation or any Toyota or Lexus dealership owned by Sonic.

  . Under Sonic's agreement with Honda, Honda may force the sale of one or more of Sonic's Honda or Acura franchises if (1) an automobile manufacturer or distributor acquires securities having 5% or more of the voting power of Sonic's securities, (2) an individual or entity that has either a felony criminal record or a criminal record relating solely to dealings with an automobile manufacturer, distributor or dealership acquires securities having 5% or more of the voting power of Sonic's securities or (3) any individual or entity acquires securities having 20% or more of the voting power of Sonic's securities and Honda reasonably deems such acquisition to be detrimental to Honda's interests in any material respect.
  . Chrysler requires prior approval of any future sales that would result in a change in voting or managerial control of Sonic.
  . Volkswagen has approved the sale of no more than 25% of the voting control of Sonic, and any future changes in ownership or transfers among Sonic's current stockholders that could effect the voting or managerial control of Sonic's Volkswagen franchisee subsidiaries requires the prior approval of Volkswagen.
  . Mercedes requires 60 days advance notice to approve any acquisition of 20% or more of Sonic's voting securities.
  .  Other manufacturers may impose similar restrictions.

  Many states, including Alabama, California, Florida, Georgia, Maryland, Nevada, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Virginia have placed limitations upon manufacturers' and distributors' ability to sell new motor vehicles directly to customers in their respective states in an effort to protect dealers from unfair competition. In general, these statutes make it unlawful for a manufacturer or distributor to compete with a new motor vehicle dealer in the same line-make operating under an agreement or franchise from the manufacturer or distributor in the relevant market area. However, a manufacturer or distributor is not deemed to be competing when:
  (1)   operating a dealership either temporarily or for a reasonable period;
  (2)   in a bona fide retail operation which is for sale; or
  (3) in a bona fide relationship in which an independent person has made a significant investment subject to loss in the dealership and can reasonably expect to acquire full ownership of such dealership on reasonable terms and conditions.

  Certain states, such as Florida, Georgia, Oklahoma, North Carolina, South Carolina and Virginia limit the amount of time that a manufacturer may temporarily operate a dealership to one year. Further, certain states require a person who is attempting to acquire a dealership from a manufacturer or distributor to invest a specified amount of money in the dealership.

  There are other exceptions to this prohibition on direct sales to customers that vary from state to state. For instance, certain states such as North Carolina allow manufacturers to own, operate or control dealerships if they have been engaged in the retail sale of motor vehicles through the dealership for a continuous period of time prior to a certain date and if no other independent dealer is available in the relevant market to own and operate the franchise. Further, other states such as Tennessee allow manufacturers to sell trucks of certain weights directly to customers if the manufacturer has been selling these trucks at retail for a continuous period of time prior to a certain date.

  In addition to these direct selling prohibitions, there are other state laws that offer dealers protection from manufacturers. In particular, all of the states in which Sonic dealerships currently do business require manufacturers to show "good cause" for terminating or failing to renew a dealer's franchise agreement. Further, each of the states provides some method for dealers to challenge manufacturers' attempts to establish dealerships of the same line-make in their relevant market area. A summary of certain provisions of the relevant states' laws regarding manufacturer/dealer relations is set forth below:

  Alabama. Alabama law prohibits manufacturers from terminating or refusing to continue or renew a franchise agreement except for "good cause." "Good cause" to discontinue a relationship may exist if, for example, a dealer violates a material term of, or fails to perform its duties under, a franchise agreement. In addition, a manufacturer is prohibited from interfering with the transfer of a dealership unless the transfer is to a person who would not qualify for a dealer's license under Alabama law. Finally, a manufacturer may not unreasonably establish a new dealership within the market area of an existing dealer. A manufacturer who violates Alabama law may be required to pay the dealer for the damages incurred, as well as the costs of suing the manufacturer for damages, including attorneys fees.

  California. California law requires a manufacturer who wishes to terminate or refuse to continue any existing franchise to provide written notice to the franchisee and to California's New Motor Vehicle Board. If the dealer protests, the manufacturer will be required to show the board that there is good cause for termination. Possible reasons for termination include transfer of any ownership or interest in the franchise without the consent of the franchisor (which consent cannot be unreasonably withheld), misrepresentation by the franchisee in applying for the franchise, insolvency of the franchisee and failure of the dealer to conduct its customary sales and service operations during its customary hours of business for seven consecutive business days. If a manufacturer wants to establish an additional motor vehicle dealership within a relevant market area where the same line-make is then represented or seeks to relocate an existing motor vehicle dealership, the manufacturer must notify the New Motor Vehicle Board and each franchisee in that line-make in the relevant area. The franchisee may then file a protest to the establishing or relocating of the dealership. The franchisee has the burden of proof to show that there is good cause not to allow the establishment or relocation of the additional motor vehicle dealership.

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

  Georgia. Georgia law provides that no manufacturer may arbitrarily reject a proposed change of control or sale of an automobile dealership, and any manufacturer challenging such a transfer of a dealership must provide written reasons for its rejection to the dealer. Manufacturers bear the burden of proof to show that any disapproval of a proposed transfer of a dealership is not arbitrary. It is unlawful for a manufacturer to cancel a franchise agreement for any reason not constituting good cause under Georgia law. As an alternative to rejecting or accepting a proposed transfer of a dealership or terminating the franchise agreement, Georgia law provides that a manufacturer may offer to purchase the dealership on the same terms and conditions offered to the prospective transferee.

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

  Nevada. Nevada law makes it unlawful for a manufacturer to terminate or refuse to continue any franchise unless it has received the written consent of the dealer or it gives written notice of its intention to the dealer and to the state and either the dealer does not file a protest; or after the dealer has filed a protest and the state has conducted a hearing on the matter, the state issues an order authorizing the manufacturer to terminate the franchise or permit it to lapse. Possible grounds for termination of a franchise include transfer of an ownership or interest in a dealership without the consent of the manufacturer unless the consent has been unreasonably withheld, material misrepresentation by the dealer in applying for franchise, insolvency of the dealer, revocation of a dealer's license, conviction of the dealer for a felony, any unfair business practice by the dealer after the manufacturer has issued a written warning to the dealer to desist from that practice, or closure by the dealer for a period of longer than 14 days unless the closure was beyond the dealer's control. In Nevada, a manufacturer may not enter into a franchise which would establish an additional dealership within the relevant market area of another dealer in the same line and make of vehicles unless the manufacturer has given written notice to each dealer in the same line in the relevant market area and either none of the dealers protest or after a protest is filed the state finds that there is not good cause for preventing the intended establishment or relocation of a dealership and issues an order authorizing the manufacturer or distributor to establish the additional dealership.

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

Competition

  The retail automotive industry is a highly competitive business with over 21,600 franchised automobile dealerships in the United States at the end of 2000. Depending on the geographic market, we compete both with dealers offering the same brands and product lines as ours and dealers offering other automakers' vehicles. We also compete for vehicle sales with auto brokers and leasing companies, and with internet companies that provide customer referrals to other dealerships or who broker vehicle sales between customers and other dealerships. We compete with small, local dealerships and with large multi-franchise auto dealerships. Some of our competitors are larger and have greater financial and marketing resources and are more widely known than we are. Some of our competitors also may utilize marketing techniques, such as "no negotiation" sales methods, not extensively used by us.

  Additionally, the Internet has become a significant part of the sales process in our industry. Customers are using the Internet to compare pricing for cars and related F&I services, which may further reduce margins for new and used cars and profits for related F&I services. In addition, CarsDirect.com and others are selling vehicles over the Internet without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. CarsDirect.com has entered into an alliance with United Auto Group to facilitate their sourcing of vehicles. Also, AutoNation is selling vehicles for its new car dealerships through its AutoNationDirect.com web site. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other franchise groups have aligned themselves with Internet car sellers or are spending significant sums on developing their own Internet capabilities, which could materially adversely affect our business.

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

  Under the laws of the states in which we currently operate as well as the laws of other states into which we may expand, we must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. These laws also regulate our conduct of business, including our advertising and sales practices. Other states may have similar requirements.

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

Executive Officers and Directors of the Registrant

  Sonic's executive officers and directors and their ages as of the date of this Form 10-K, are as follows:

  Name                             Age              Position(s) with Sonic
  ----                             ---              ----------------------
O. Bruton Smith..................   74 Chairman, Chief Executive Officer and Director*
Thomas A. Price..................   57 Vice Chairman and Director*
B. Scott Smith...................   33 President, Chief Operating Officer and Director*
Theodore M. Wright...............   38 Chief Financial Officer, Vice President,
                                       Treasurer and Director*
Jeffrey C. Rachor................   39 Executive Vice President of Retail Operations
                                       and Director*
Mark J. Iuppenlatz...............   41 Vice President of Corporate Development*
William R. Brooks................   51 Director
William P. Benton................   77 Director
William I. Belk..................   51 Director
H. Robert Heller.................   61 Director

- --------
*  Executive Officer

  O. Bruton Smith has been the Chairman, Chief Executive Officer and a director of Sonic since its organization in 1997, and he currently is a director and executive officer of many of Sonic's subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the chairman and chief executive officer, a director and controlling stockholder of Speedway Motorsports, Inc. ("SMI"). SMI is a public company traded on the NYSE. Among other things, it owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Lowe's Motor Speedway at Charlotte, Las Vegas Motor Speedway, Sears Point Raceway and Texas Motor Speedway. He is also an executive officer and a director of each of SMI's operating subsidiaries. Under his employment agreement with Sonic, Mr. Smith is required to devote approximately 50% of his business time to Sonic's business. Mr. Smith's term as a director of Sonic will expire at the 2003 annual stockholders' meeting.

  Thomas A. Price was appointed Vice Chairman and a director of Sonic on January 1, 2000. Before joining Sonic, Mr. Price had been chairman of the board of directors of FirstAmerica Automotive, Inc. ("First America") since August 1999 and FirstAmerica's Chief Executive Officer, President and a director since September 1996. From March 1976 to June 1997, Mr. Price owned and operated nine vehicle dealerships. Mr. Price has worked in the automotive industry since 1963 in various capacities, including marketing and field assignments at Ford

Motor Company. Mr. Price is currently a member of the Lexus National Dealer Advisory Board and he is a charter member of the J.D. Power Superdealer Roundtable. Mr. Price's term as a director of Sonic will expire at the 2002 annual stockholders' meeting.

  B. Scott Smith has been the President and Chief Operating Officer of Sonic since April 1997 and a Sonic director since its organization in 1997. Mr. Smith also serves as a director and executive officer of many of Sonic's subsidiaries. Mr. Smith, who is the son of O. Bruton Smith, has been an executive officer of Town and Country Ford since 1993, and was a minority owner of both Town and Country Ford and Fort Mill Ford before Sonic's acquisition of those dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment to President and Chief Operating Officer of Sonic in April 1997. Mr. Smith has agreed to stand for re-election as a Sonic director at the 2001 annual stockholders' meeting.

  Theodore M. Wright has been the Chief Financial Officer, Vice President and Treasurer of Sonic since April 1997, and a Sonic director since June 1997. He served as Sonic's secretary until February 9, 2000. Mr. Wright also serves as a director and executive officer of many of Sonic's subsidiaries. Before joining Sonic, Mr. Wright was a Senior Manager and in charge of the Columbia, South Carolina office of Deloitte & Touche LLP. Before joining the Columbia office, Mr. Wright was a Senior Manager in Deloitte & Touche LLP's National Office Accounting Research and SEC Services Departments from 1994 to 1995. Mr. Wright's term as a director of Sonic will expire at the 2002 annual stockholders' meeting.

  Jeffrey C. Rachor is Sonic's Executive Vice President of Retail Operations. In May 1999, Mr. Rachor was appointed a director of Sonic and promoted to executive officer status. He originally joined Sonic as its Regional Vice President--Mid-South Region upon Sonic's 1997 acquisition of dealerships in Chattanooga, Tennessee and was subsequently promoted to Vice President of Retail Operations in September 1998. Mr. Rachor has over 15 years experience in automobile retailing and was the chief operating officer of the Chattanooga dealerships from 1989 until their acquisition by Sonic in 1997. During this period, Mr. Rachor has also served at various times as the general manager of Toyota, Saturn and Chrysler-Plymouth-Jeep-Eagle dealerships. Before then, Mr. Rachor was an assistant regional manager with American Suzuki Motor Corporation from 1987 to 1989 and a metro sales manager and a district sales manager with GM's Buick Motor Division from 1983 to 1987. Mr. Rachor's terms as a director of Sonic will expire at the 2003 annual stockholders' meeting.

  Mark J. Iuppenlatz has been Sonic's Vice President of Corporate Development since August 1999. Before joining Sonic, Mr. Iuppenlatz served as the Executive Vice President--Acquisitions and Chief Operating Officer of Mar Mar Realty Trust, a real estate investment trust specializing in sale/leaseback financing of automotive-related real estate, from September 1998 to August 1999. From 1996 to September 1998, Mr. Iuppenlatz was employed by Brookdale Living Communities, Inc., a publicly-traded company, where he was responsible for conducting that company's development operations. From 1994 to 1996, he served as Vice President of Schlotzky's, Inc., a publicly-traded company, where his responsibilities included the development of over 30 new restaurant locations in more than 10 states. From 1991 to 1994, Mr. Iuppenlatz served in Spain as the director of marketing and the assistant director of development for Kepro S.A., an affiliate of The Prime Group. During his service with Kepro S.A, Mr. Iuppenlatz was responsible for the marketing and development of a mixed use planned development comprised of 22 office buildings, a two million square foot shopping mall, apartments, cultural facilities and a major urban park.

  William R. Brooks has been a director of Sonic since its formation in 1997. Mr. Brooks also served as Sonic's initial Treasurer, Vice President and Secretary from its organization in February 1997 to April 1997 when Mr. Wright was appointed to those positions. Since December 1994, Mr. Brooks has been the vice president, treasurer, chief financial officer and a director of SMI. Mr. Brooks also serves as an executive officer and a director for various operating subsidiaries of SMI. Before the formation of SMI in December 1994, Mr. Brooks was the vice president of the Charlotte Motor Speedway and a vice president and a director of Atlanta Motor Speedway. Mr. Brooks joined Sonic Financial Corporation, an entity controlled by Bruton Smith, from Price Waterhouse in 1983. At Sonic Financial Corporation, he was promoted from manager to controller in 1985 and again to chief financial officer in 1989. Mr. Brooks' term as a director of Sonic will expire at the 2003 annual stockholders' meeting.

  William P. Benton became a director of Sonic in December 1997. Since January 1997, Mr. Benton has been the executive director of Ogilvy & Mather, a world-wide advertising agency. Mr. Benton has been a director of SMI since February 1995 and a director of Allied Holdings, Inc. since February 1998. Before his appointment at Ogilvy & Mather, Mr. Benton served as vice chairman of Wells, Rich, Greene/BDDP, Inc., an advertising agency with offices in New York and Detroit. Mr. Benton retired from Ford Motor Company as its vice president of marketing worldwide in 1984 after a 37-year career with that company. Mr. Benton has agreed to stand for re-election as a Sonic director at the 2001 annual stockholders' meeting.

  William I. Belk became a director of Sonic in March 1998. Mr. Belk is currently the vice president and a director for Monroe Hardware Company, a director for Piedmont Ventures, Inc., and treasurer and a director for Old Well Water, Inc. For more than the previous five years, Mr. Belk held the position of chairman and director for certain Belk stores, (a privately held retail department store chain). Mr. Belk has agreed to stand for re-election as a Sonic director at the 2001 annual stockholders' meeting.

  H. Robert Heller was appointed a director of Sonic on January 1, 2000. Mr. Heller served as a director of FirstAmerica from January 1999 until its acquisition by Sonic in December 1999. Mr. Heller has been a director and Executive Vice President of Fair, Isaac and Company since 1994. At Fair, Isaac and Company, he is responsible for strategic relationships and marketing. From 1991 to 1993, Mr. Heller was President and Chief Executive Officer of Visa U.S.A. Mr. Heller is a former Governor of the Federal Reserve System, and has had an extensive career in banking, international finance, government service and education. Mr. Heller's term as a director of Sonic will expire at the 2002 annual stockholders' meeting.

  Sonic's Board of Directors is divided into three classes, each of which serves for a three year term, with one class being elected at Sonic's annual stockholders' meeting each year. Messrs. Scott Smith, Benton and Belk belong to the class of directors whose term expires in 2001, Messrs. Wright, Price and Heller belong to the class whose term expires in 2002 and Messrs. Bruton Smith, Rachor and Brooks belong to the class whose term expires in 2003. The executive officers are elected annually by, and serve at the discretion of, Sonic's Board of Directors.

Employees

  As of December 31, 2000, Sonic employed approximately 9,400 people. We believe that many dealerships in the retail automobile industry have difficulty in attracting and retaining qualified personnel for a number of reasons, including the historical inability of dealerships to provide employees with an equity interest in the profitability of the dealerships. We provide certain executive officers, managers and other employees with stock options and all employees with a stock purchase plan. We believe this type of equity incentive is attractive to our existing and prospective employees.

  We believe that our relationships with our employees are good. Approximately 250 of our employees, primarily service technicians in our Northern California markets, are represented by a labor union. Because of our dependence on the manufacturers, however, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturer's manufacturing facilities.

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

  We lease all of the properties utilized by our dealership operations. Our leased properties are leased from affiliates of Capital Automotive REIT and other individuals and entities. We believe that our facilities are adequate for our current needs.

  Under the terms of our franchise agreements, Sonic must maintain an appropriate appearance and design of its facilities and is restricted in its ability to relocate its dealerships. See "Business--Relationships with Manufacturers."

  In the ordinary course at business, we evaluate our facilities for possible disposition based on various performance criteria. Our dispositions are generally smaller dealerships with less attractive franchises. During the year ended December 31, 2000 we sold eight dealerships which contributed $65.5 million in revenue for 2000. The aggregate proceeds from these dispositions, net of costs of disposal, were approximately $7.1 million. No material gains or losses have been realized from these sales.

Item 3: Legal Proceedings

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

  Because of their vehicle inventory and nature of business, automobile retail dealerships generally require significant levels of insurance covering a broad variety of risks. Sonic's insurance includes an umbrella policy as well as insurance on our real property, comprehensive coverage for our vehicle inventory, general liability insurance, employment practices liability insurance, employee dishonesty coverage, directors and officers insurance and errors and omissions insurance in connection with our vehicle sales and financing activities.

Item 4: Submission of Matters to a Vote of Security Holders.

  Not Applicable.

                                    PART II

Item 5: Market for the Registrant's Common Equity and Related Stockholder
Matters.

  Sonic's Class A common stock is currently traded on the New York Stock Exchange ("NYSE") under the symbol "SAH."

  As of December 31, 2000, there were 29,715,570 shares of Sonic's Class A common stock and 12,250,000 shares of Sonic's Class B common stock outstanding. As of March 16, 2001, there were 155 record holders of the Class A common stock and four record holders of the Class B common stock. As of March 16, 2001, the closing stock price for the Class A common stock was $8.00.

  Sonic intends to retain future earnings to provide funds for operations and future acquisitions. As a holding company, Sonic depends on dividends and other payments from its subsidiary dealership operations to pay cash dividends to stockholders, as well as to meet debt service and operating expense requirements.

  We do not anticipate paying any dividends in the foreseeable future. Under an Indenture dated as of July 1, 1998 (the "Indenture") among Sonic and U.S. Bank Trust National Association, as trustee, and under the syndicated credit agreement between Sonic, Ford Motor Credit Company ("Ford Motor Credit"), and Chrysler Financial Company, LLC ("Chrysler Financial") no dividends may be paid by Sonic. Any decision concerning the payment of dividends on the common stock will depend upon the results of operations, financial condition and capital expenditure plans of Sonic, as well as other factors as the Board of Directors, in its sole discretion, may consider relevant.

  The following table sets forth the high and low closing sales prices for Sonic's Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape.

                                                                     High   Low
                                                                     ----- -----
     2000
       First Quarter................................................  9.81  7.69
       Second Quarter............................................... 11.25  9.50
       Third Quarter................................................ 12.13  8.31
       Fourth Quarter...............................................  9.00  6.00

                                                                     High   Low
                                                                     ----- -----
     1999
       First Quarter................................................ 18.44 13.94
       Second Quarter............................................... 16.38 12.00
       Third Quarter................................................ 14.94 10.63
       Fourth Quarter............................................... 12.25  7.88

Item 6: Selected Financial Data.

  The selected consolidated income statement data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 and the selected consolidated balance sheet data as of December 31, 1996, 1997, 1998, 1999 and 2000 are derived from Sonic's audited financial statements. In accordance with accounting principles generally accepted in the United States of America, the selected consolidated financial data has been retroactively restated to reflect Sonic's two-for-one common stock split that occurred on January 25, 1999. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

  We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired by us. The selected consolidated financial data of Sonic discussed below reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2000. As a result of the effects of our acquisitions, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of operations and financial position of Sonic in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

                                         Year Ended December 31,
                            --------------------------------------------------
                              1996     1997      1998       1999       2000
                            -------- -------- ---------- ---------- ----------
                            (dollars and shares in thousands except per share
                                                 amounts)
Income Statement Data:
Revenues:
  New vehicles............. $233,979 $343,941 $  962,939 $1,968,514 $3,522,049
  Used vehicles............   68,054   85,132    324,740    684,560  1,249,188
  Wholesale vehicles.......   25,641   38,785    119,351    250,794    430,513
                            -------- -------- ---------- ---------- ----------
    Total vehicles.........  327,674  467,858  1,407,030  2,903,868  5,201,750
  Parts, service, and
   collision repair........   42,075   57,537    162,660    364,184    687,975
  Finance, insurance and
   other...................    7,118   10,606     34,011     82,771    162,751
                            -------- -------- ---------- ---------- ----------
    Total revenues.........  376,867  536,001  1,603,701  3,350,823  6,052,476
Cost of sales..............  332,122  473,003  1,396,259  2,896,400  5,187,289
                            -------- -------- ---------- ---------- ----------
Gross profit...............   44,745   62,998    207,442    454,423    865,187
Selling, general and
 administrative expenses...   32,602   46,770    150,130    326,914    633,356
Depreciation and
 amortization..............    1,076    1,322      4,607     11,699     22,714
                            -------- -------- ---------- ---------- ----------
Operating income...........   11,067   14,906     52,705    115,810    209,117
Other income and expense:
  Interest expense, floor
   plan....................    5,968    8,007     14,096     22,536     47,108
  Interest expense, other..      433    1,199      9,395     21,586     42,244
  Other income.............      355      298        426      1,286        107
                            -------- -------- ---------- ---------- ----------
    Total other expense,
     net...................    6,046    8,908     23,065     42,836     89,245
                            -------- -------- ---------- ---------- ----------
Income before income taxes
 and minority interest.....    5,021    5,998     29,640     72,974    119,872
Provision for income
 taxes.....................    1,924    2,249     11,083     28,325     45,700
                            -------- -------- ---------- ---------- ----------
Income before minority
 interest..................    3,097    3,749     18,557     44,649     74,172
Minority interest in
 earnings of subsidiary....      114       47        --         --         --
                            -------- -------- ---------- ---------- ----------
Net income................. $  2,983 $  3,702 $   18,557 $   44,649 $   74,172
                            ======== ======== ========== ========== ==========
Diluted net income per
 share.....................      N/A $   0.27 $     0.74 $     1.27 $     1.69
                            ======== ======== ========== ========== ==========
Weighted average number of
 diluted shares
 outstanding...............      N/A   13,898     24,970     35,248     43,826
                            ======== ======== ========== ========== ==========
Consolidated Balance Sheet
 Data:
Working capital............ $ 19,780 $ 44,098 $   79,155 $  177,657 $  219,082
Total assets...............  110,976  291,450    576,103  1,501,102  1,789,248
Long-term debt (1).........    6,719   49,653    145,790    425,894    493,309
Total liabilities..........   84,367  207,085    433,674  1,098,529  1,338,326
Minority interest..........      314      --         --         --         --
Stockholders' equity.......   26,295   84,365    142,429    402,573    450,922

- --------
(1) Long-term debt includes current maturities of long-term debt and the payable to Sonic's Chairman. See Sonic's Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto beginning on page F-1 of this annual report.

Overview

  We are the second largest automotive retailer in the United States, as measured by total revenue, operating 165 dealership franchises and 30 collision repair centers throughout the United States as of March 20, 2001. We own and operate franchises for 31 different brands of cars and light trucks, providing comprehensive services including sales of both new and used cars and light trucks, replacement parts and vehicle maintenance, warranty, paint and repair services. We also arrange extended warranty contracts and financing and insurance for our automotive customers.

  The following table depicts the breakdown of our new vehicle revenues by brand for each of the past three years:

                                                             Percentage of New
                                                            Vehicle Revenues for
                                                               the year ended
                                                                December 31,
                                                            --------------------
                                                             1998   1999   2000
                                                            ------ ------ ------
   Brand
   Honda...................................................   1.0%   6.7%  14.4%
   Ford....................................................  40.5%  23.2%  13.5%
   Chrysler (1)............................................  18.9%  14.0%  12.0%
   BMW.....................................................   5.3%   9.5%  10.7%
   General Motors (2)......................................   6.2%  13.5%  10.7%
   Toyota..................................................  10.7%   7.9%   8.3%
   Nissan..................................................   0.0%   3.1%   6.5%
   Lexus...................................................   0.0%   3.8%   5.3%
   Other (3)...............................................  17.4%  18.3%  18.6%
                                                            ------ ------ ------
   Total................................................... 100.0% 100.0% 100.0%
                                                            ====== ====== ======

- --------
(1)   Includes Chrysler, Dodge, Jeep and Plymouth
(2)   Includes Buick, Cadillac, Chevrolet, GMC, Oldsmobile and Pontiac
(3) Includes Acura, Audi, Hyundai, Infiniti, Isuzu, KIA, Land Rover, Lincoln, Mercedes, Mercury, Mitsubishi, Porsche, Subaru, Volkswagen and Volvo

  New vehicle revenues include both the sale and lease of new vehicles. Used vehicle revenues include amounts received for used vehicles sold to retail customers, other dealers and wholesalers. Other operating revenues include parts and services revenues, fees and commissions for arranging financing and insurance and sales of third party extended warranties for vehicles. In connection with vehicle financing contracts, we receive a finance fee from the lender for originating the loan. If, within 90 days of origination, the customer pays off the loans through refinancing or selling/trading in the vehicle or defaults on the loan, the finance company will assess a charge (a "chargeback") for a portion of the original commission. The amount of the chargeback depends on how long the related loan was outstanding. As a result, we have established reserves based on our historical chargeback experience. We also sell warranties provided by third-party vendors, and recognize a commission at the time of sale.

  The automobile industry is cyclical and historically has experienced periodic downturns, characterized by oversupply and weak demand. Many factors affect the industry including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates and available credit. During the fourth quarter of 2000, we saw a rapid slowdown in the new vehicle sales of domestic manufacturer brands as a result of these factors. This caused many of our dealerships to have excess new vehicle inventory and to overspend on advertising and promotional programs. As a result of this slowdown in the new vehicle market, our new vehicle revenue declined by approximately 5.5% on a same store basis in the fourth quarter of 2000. We expect this slowdown in domestic new vehicle sales to continue into the first quarter of 2001. While used vehicle sales are affected by the same factors as new vehicle sales, generally a slowdown in new vehicle sales does not necessarily indicate a similar slowdown in used vehicle sales due to limited comparability among used vehicles and the subjective nature of their valuation. In the fourth quarter of 2000, our used vehicle revenues declined less than 1% on a same store basis.

  While the automotive retailing business is cyclical, we sell several products and services that are not closely tied to the sale of new and used vehicles. Such products and services include our parts, service and collision repair businesses, none of which are dependent upon near-term new vehicle sales volume.

  Our cost of sales and profitability are also affected by the allocations of new vehicles which our dealerships receive from manufacturers. When we do not receive allocations of new vehicle models adequate to meet customer demand, we may purchase additional vehicles from other dealers at a premium to the manufacturer's invoice, reducing the gross margin realized on the sales of such vehicles. In addition, we follow a disciplined approach in selling vehicles to other dealers and wholesalers when the vehicles have been in our inventory longer than the guidelines set by us. Such sales are frequently at or below cost and, therefore, reduce our overall gross margin on vehicle sales. Salary expense, employee benefits costs, facility rent and advertising expenses comprise the majority of our selling, general and administrative expenses. Approximately 64.2% of our selling, general and administrative expenses for the year ended December 31, 2000 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable expenses, such as advertising (9.3% of selling, general and administrative expenses) and non-salaried sales compensation (48.2%) expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. In addition, management compensation is tied to individual dealership profitability and stock price appreciation through stock options. Interest expense fluctuates based primarily on the level of the inventory of new vehicles held at our dealerships, substantially all of which is financed through floor plan financing, as well as the amount of indebtedness incurred for acquisitions. Our floor plan expenses are substantially offset by amounts received from manufacturers, in the form of floor plan inventory incentives. These payments are credited against our cost of sales. In 2000, we received approximately $37.3 million in manufacturer inventory incentives which resulted in an effective borrowing rate under our floor plan facilities of approximately 1.7%.

  Our business is fundamentally managed based on individual dealership operating performance. Each of our dealerships have similar economic and operating characteristics. Each dealership sells similar products and services (new and used vehicles, parts, service and collision repair services), uses similar processes in selling its products and services, and sells its products and services to similar classes of customers. As a result, we have aggregated our dealerships into a single operating segment for purposes of reporting financial condition and results of operations.

  We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our Consolidated Financial Statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to December 31, 2000. As a result of the effects of our acquisitions, the historical consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Results of Operations

  The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income.

                            Percentage of Total Revenues for
                              the Year Ended December 31,
                            --------------------------------
                               1998       1999       2000
                            ---------- ---------- ----------
Revenues:
  New vehicles............       60.0%      58.7%      58.2%
  Used vehicles...........       27.8%      27.9%      27.7%
  Parts, service and
   collision repair.......       10.1%      10.9%      11.4%
  Finance, insurance and
   other..................        2.1%       2.5%       2.7%
                            ---------- ---------- ----------
Total revenues............      100.0%     100.0%     100.0%
Cost of sales.............       87.1%      86.4%      85.7%
                            ---------- ---------- ----------
Gross profit..............       12.9%      13.6%      14.3%
Selling, general and
 administrative expenses..        9.3%       9.7%      10.4%
Depreciation..............        0.1%       0.1%       0.1%
Goodwill amortization.....        0.2%       0.3%       0.3%
                            ---------- ---------- ----------
Operating income..........        3.3%       3.5%       3.5%
Interest expense, floor
 plan.....................        0.9%       0.7%       0.8%
Interest expense, other...        0.6%       0.6%       0.7%
                            ---------- ---------- ----------
Income before income
 taxes....................        1.8%       2.2%       2.0%
                            ========== ========== ==========

Revenues

  Revenues grew in each of our primary revenue areas in 2000, causing total revenues to increase 80.6% over the previous year. Of this increase, approximately 97.5% resulted from acquisitions completed in 1999 and 2000 and approximately 2.5% was contributed by stores owned longer than one year. These increases were slightly offset by the disposal of certain dealership franchises in 2000, which did not have a significant impact on our revenues. Revenues also grew in each of our primary revenue areas in 1999, causing total revenues to increase 109% over the previous year. Of this increase, approximately 88.9% resulted from acquisitions completed in 1998 and 1999 and approximately 11.1% was contributed by stores owned longer than one year.

  New vehicles: Revenues from the sale of new vehicles increased approximately 78.9% in 2000, representing an increase in unit sales of approximately 71.4% and an increase in the average selling price of approximately 4.4%. The increase in unit sales resulted primarily from acquisitions, which was offset by an approximate 5.4% decline in unit sales from dealerships owned longer than one year. The increase in the average selling price resulted primarily from an increase in the percentage of units sold contributed by luxury brands which carry higher sales prices than other non-luxury brands. Luxury brands comprised 16.5% of our new vehicle unit sales in 2000 compared to 13.5% in 1999.

  In 1999, revenues from the sale of new vehicles increased approximately 104%, representing an increase in unit sales of approximately 90.6% and an increase in the average selling price of approximately 7.2%. Of the increase in unit sales, approximately 89.6% resulted from acquisitions and approximately 10.4% resulted from stores owned longer than one year. The increase in the average selling price resulted primarily from an increase in the percentage of units sold contributed by higher-priced luxury brands. Luxury brands comprised 13.5% of our new vehicle unit sales in 1999 compared to 7.3% in 1998.

  The following charts depict the percentage of new vehicle units and revenues contributed by domestic, import and luxury import brands over each of the last three years:

[GRAPHIC]
                      Revenues                         Units
               ----------------------          ----------------------
                1998    1999    2000            1998    1999    2000
               ------  ------  ------          -----   ------  ------
Domestic        69.2%   53.2%   38.0%           71.7%   56.5%   39.7%
Import          18.7%   24.8%   35.1%           21.0%   30.0%   43.8%
Luxury Import   12.1%   22.0%   26.9%            7.3%   13.5%   16.5%

  Used Vehicles: Revenues from retail sales of used vehicles increased approximately 82.5% in 2000. The increase was primarily due to an increase in unit sales of approximately 68.4% and an increase in the average selling price of approximately 8.3%. Of the increase in unit sales, approximately 94.6% resulted from acquisitions and 5.4% resulted from stores owned longer than one year.

  In 1999, revenues from retail sales of used vehicles increased 111%. The increase was primarily due to an increase in unit sales of approximately 92.5% and an increase in the average selling price of approximately 9.5%. Of the increase in unit sales, approximately 87.7% resulted from acquisitions and 12.3% resulted from stores owned longer than one year

  Fixed Operations and Finance and Insurance: Revenues from parts, service and collision repair increased approximately 88.9% in 2000, of which approximately 93.8% resulted from acquisitions. In 1999, revenues from parts, service and collision repair increased approximately 124%, of which approximately 92.8% resulted from acquisitions.

  Finance and insurance revenue increased 96.6% in 2000 and 143% in 1999 resulting primarily from increases in revenues from the retail sale of new and used vehicles in both years. Finance and insurance revenues per vehicle increased 15.5% in 2000 and 27.2% in 1999 resulting primarily from management's continued focus on improving training and development programs for finance and insurance sales people.

Gross profit and gross margins

  Gross profit increased 90.4% in 2000, of which approximately 94.9% resulted from acquisitions. Our overall gross profit percentage increased to 14.3% from 13.6% due primarily to an increase in the percentage of revenues contributed by parts, service, collision repair services and finance and insurance products, which earn higher margins than vehicles sales. Parts, service and collision repair revenues as a percentage of total revenues increased to 11.4% in 2000 from 10.9% in 1999. Finance and insurance revenues as a percentage of total revenues increased to 2.7% in 2000 from 2.5% in 1999. In addition, the gross profit percentage earned on our parts, service, collision repair and finance and insurance products increased to 52.2% in 2000 from 50.2% in 1999.

  Gross profit increased 119% in 1999, of which approximately 88.3% resulted from acquisitions. Our overall gross profit percentage increased to 13.6% in 1999 from 12.9% in 1998 due primarily to an increase in the percentage of revenues contributed by parts, service, collision repair services and finance and insurance products, which earn higher margins than vehicles sales. Parts, service and collision repair revenues as a percentage of total revenues increased to 10.9% in 1999 from 10.1% in 1998. Finance and insurance revenues as a percentage of total revenues increased to 2.5% in 1999 from 2.1% in 1998. In addition, the gross profit percentage earned on our parts, service, collision repair and finance and insurance products increased to 50.2% in 1999 from 50.0% in 1998.

  The following graph depicts our mix of revenue and gross profit for each of the past three years:

                                   [GRAPHIC]
                  New       Used        Parts, service        Finance
               vehicles   vehicles   and collision repair  and insurance
1998
- ----
Revenue         60.0%      27.8%             10.1%             2.1%
Gross Profit    36.4%      16.2%             33.9%            13.5%
1999
- ----
Revenue         58.7%      28.0%             10.9%             2.5%
Gross Profit    35.5%      15.2%             34.0%            15.3%
2000
- ----
Revenue         58.2%      28.7%             11.4%             2.7%
Gross Profit    33.9%      14.8%             35.5%            15.8%

Selling, general and administrative expenses

  Selling, general and administrative expenses increased 93.7% in 2000, resulting principally from acquisitions. Such expenses as a percentage of revenues increased to 10.4% in 2000 from 9.7% in 1999. The significant expenses in this category are primarily compensation, advertising and facility rental. Compensation programs, which represent over 50% of a dealership's selling, general and administrative expenses, are primarily based on gross profits. As a result, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues to 6.4% in 2000 from 6.0% in 1999 (as a percentage of gross profits, compensation expense increased slightly to 44.5% in 2000 from 44.2% in 1999). In addition, rent expense increased as a percentage of total revenues to 0.9% in 2000 from 0.8% in 1999 primarily due to acquisitions of dealerships located in higher rent markets and increased lease costs on newly constructed dealerships. Advertising expense as a percentage of total revenues remained constant at 1.0% of revenues in both 2000 and 1999.

  In 1999, selling, general and administrative expenses increased 118%, resulting principally from acquisitions. Such expenses as a percentage of revenues increased to 9.7% in 1999 from 9.3% in 1998. Improvement in gross profit margins resulted in an increase in compensation expense as a percentage of total revenues to 6.0% in 1999 from 5.7% in 1998. In addition, rent expense increased as a percentage of total revenues to 0.8% in 1999 from 0.7% in 1998 primarily due to acquisitions of dealerships located in higher rent markets. Advertising expense as a percentage of total revenues decreased to 1.0% in 1999 from 1.1% in 1998 resulting primarily from benefits of scale which allowed us to recognize cost savings.

Depreciation and amortization

  Depreciation expense, excluding goodwill amortization, increased approximately 89.4% in 2000. The balance of gross property and equipment, excluding land and construction in process, increased approximately $8.9 million in 2000, of which approximately $4.3 million resulted from dealership acquisitions and approximately $4.6 million from additional capital expenditures, net of disposals and other adjustments. In 1999, depreciation expense increased approximately 127%. The balance of property and equipment, excluding construction in process, increased approximately $37.8 million in 1999, of which approximately $30.7 million resulted from dealership acquisitions and approximately $7.1 million resulted from additional capital expenditures, net of disposals and other adjustments. As a percentage of total revenues, depreciation expense was at 0.1% in 2000, 1999 and 1998. Goodwill amortization expense increased 95.9% in 2000 and 166% in 1999 as a result of additional acquisitions. Goodwill arising from acquisitions was approximately $88.1 million in 2000 and approximately $417.3 million in 1999.

Interest expense, floor plan

  Interest expense, floor plan increased 109% in 2000, approximately 77.4% of which resulted from acquisitions and 22.6% of which was contributed by stores owned longer than one year. As a percentage of total revenues, floor plan interest increased to 0.8% in 2000 from 0.7% in 1999. The increases in interest expense from stores owned longer than one year, as well as the increase in interest expense as a percentage of revenues, was due to an increase in the average floor plan interest rate to approximately 7.9% in 2000 from 6.9% in 1999, as well as an increase in our average days supply of new vehicles in inventory to approximately 57.5 days in 2000 from 53.9 days in 1999. This increase in our average days supply, which occurred primarily in the fourth quarter of 2000, resulted in larger inventory and floor plan balances.

  In 1999, interest expense, floor plan increased 59.9% due to interest expense contributed by dealerships acquired which was offset by a decline in interest expense from stores owned longer than one year. As a percentage of total revenues, floor plan interest decreased to 0.7% in 1999 from 0.9% in 1998 as a result of a decrease in the average floor plan interest rate and an improvement in inventory turnover rates.

Interest expense, other

  Interest expense, other increased $20.6 million in 2000, due primarily to an increase in the average balance under our $500 million revolving credit agreement with Ford Motor Credit Company ("Ford Motor Credit") and Chrysler Financial Company, LLC ("Chrysler Financial") (the "Revolving Facility") to $331.8 million in 2000 from $76.3 million in 1999, as well as an increase in the average interest rate to approximately 9.0% in 2000 from 7.9% in 1999. This increase in interest expense, other was partially offset by the capitalization of $1.9 million of interest costs on construction projects.

  Interest expense, other increased $12.2 million in 1999 due primarily to interest incurred on the $125 million of 11% senior subordinated notes we issued on July 31, 1998 and on additional borrowings under our Revolving Facility. This increase in interest expense, other was partially offset by the capitalization of $0.2 million of interest costs on construction projects.

Provision for income taxes

  The effective tax rate was 38.1% in 2000 compared to 38.8% in 1999 and 37.4% in 1998. The decrease from 1999 to 2000 was primarily attributable to the realization of the benefits of certain tax planning strategies, offset somewhat by acquisitions we made in the latter part of 1999 which were either
(1) companies operating in states with higher income tax rates, or (2) stock purchases in which the goodwill amortization is not deductible for income tax purposes.

  The increase in 1999 from 1998 was also primarily attributable to acquisitions which were either (1) companies operating in states with higher income tax rates, or (2) stock purchases in which the goodwill amortization is not deductible for income tax purposes.

Liquidity and Capital Resources

  Our principal needs for capital resources are to finance acquisitions and fund debt service and working capital requirements. Historically, we have relied on internally generated cash flows from operations, borrowings under our various credit facilities, and offerings of debt and equity securities to finance our operations and expansion.

 Cash from operations:

  During 2000, net cash provided by operating activities was approximately $106.2 million compared to $45.8 million in 1999 and $12.0 million in 1998. The increases each year were primarily due to increases in net income.

  Cash flows from operations include the effect of vehicle purchases and related floor plan financing. We currently have standardized floor plan credit facilities with Chrysler Financial, General Motors Acceptance Corporation ("GMAC") and Ford Motor Credit. The floor plan credit facility with Chrysler Financial provides up to $750 million for the purchase of vehicles at our Chrysler dealerships. The floor plan credit facility with GMAC, which was obtained on June 30, 2000, provides for the purchase of vehicles at nine of our General Motors dealerships. The floor plan facility with Ford Motor Credit provides up to $550 million for the purchase of vehicles at all of our other dealerships. As of December 31, 2000, there was an aggregate of approximately $143.0 million outstanding under the Chrysler Financial floor plan facility, $70.8 million outstanding under the GMAC floor plan facility and $470.9 million outstanding under the Ford Motor Credit floor plan facility. Balances outstanding under new vehicle floor plan indebtedness generally exceed the related inventory balances, which are generally reduced by purchase discounts from manufacturers that are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the automotive retail industry, typically occur on all new vehicle purchases and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

  Amounts outstanding under the Chrysler Financial floor plan facility bear interest at 1.25% above LIBOR (LIBOR was 6.56% at December 31, 2000). Amounts outstanding under the Ford Motor Credit and GMAC floor plan facilities bear interest at prime rate (prime was 9.50% at December 31, 2000), subject to certain incentives and other adjustments. Interest payments under each of our floor plan facilities are due monthly, but we are not required to make principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We are in compliance with all restrictive covenants as of December 31, 2000.

 Investing activities:

  Cash used for investing activities in 2000 was approximately $109.6 million, compared to $368.6 million in 1999 and $74.9 million in 1998. Our principal investing activities include capital expenditures and dealership acquisitions.

  Capital Expenditures: Other than construction of new dealerships and collision repair centers, our capital expenditures generally include building improvements and equipment for use in our dealerships. Capital expenditures in 2000 were approximately $73.2 million, compared to $21.5 million in 1999 and $4.3 million in 1998. The year over year increases primarily represent expenditures for the construction and renovation of dealerships and collision repair centers. Of the capital expenditures in 2000, approximately $57.9 million related to the construction of new dealerships and collision repair centers compared to $9.0 million for similar expenditures in 1999. Once completed, these new dealerships and collision repair centers are generally sold to third parties in sale-leaseback transactions. We sold $44.1 million of completed construction projects in sale leaseback transactions in 2000 and $3.0 million in 1999. There were no material gains or losses on these sales. In addition, in 1999 we sold real estate at two of our existing dealerships in sale-leaseback transactions for approximately $10.6 million. We recognized a gain of approximately $2.1 million which was deferred and is being amortized against rent expense over the term of the lease. As of December 31, 2000, total construction in progress was approximately $17.4 million, of which approximately $5.2 million represented construction costs on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying Consolidated Balance Sheet as of December 31, 2000. We do not expect any significant gains or losses from these sales.

  Dealership acquisitions: During 2000, we acquired 11 dealerships for approximately $92.0 million in cash and 11,589 shares of Class A convertible preferred stock, Series II, recorded at an estimated value of approximately $11.6 million. The cash portion of the purchase price was financed with a combination of cash borrowed under our Revolving Facility and cash generated from our existing operations.

  During 1999, we acquired 72 dealerships for approximately $420.4 million in cash, 52,065 shares of Class A convertible preferred stock (6,282 shares of Series II and 45,783 shares of Series III) recorded at an estimated value of approximately $52.0 million, and 6,784,347 shares of Class A common stock recorded at a value of approximately $75.8 million. The cash portion of the purchase price was financed with a combination of a portion of the net proceeds received from our public offering of Class A common stock in May 1999, cash borrowed under our Revolving Facility and cash generated from our existing operations.

  During 1998, we acquired 19 dealerships for approximately $96.2 million in cash, 30,733.8 shares of Class A convertible preferred stock (14,406.3 shares of Series I, 10,054.5 shares of Series II and 6,273 shares of Series III) recorded at an estimated value of approximately $29.3 million, 970,588 shares of Class A common stock recorded at a value of approximately $8.3 million, and warrants to purchase 154,000 shares of Class A common stock recorded at a value of approximately $0.5 million. The cash portion of the purchase price was financed with a portion of the net proceeds from our offering of $125 million in senior subordinated notes in July 1998, cash borrowed under the Revolving Facility and cash generated from our existing operations.

  In the ordinary course of business, we evaluate dealerships for possible disposition based on various performance criteria. During 2000, we sold or otherwise disposed of assets from eight of our dealership franchises which contributed approximately $65.5 million in revenues in 2000. Proceeds, net of disposal costs, from these dispositions were approximately $7.1 million, and we have recognized no material gains or losses on these dispositions.

 Financing activities:

  Cash flows from financing activities were approximately $29.7 million in 2000 and primarily related to net borrowings under our Revolving Facility of approximately $64.8 million, net borrowings under our revolving real estate acquisition and construction line of credit with Ford Motor Credit of approximately $4.5 million, and repurchases of stock under our stock repurchase program of approximately $40.0 million.

  Cash flows from financing activities in 1999 were approximately $354.1 million and primarily related to net borrowings under our Revolving Facility of approximately $280.1 million, net proceeds received from our public offering of public stock on May 5, 1999 of approximately $85.0 million, and repurchases of stock under our stock repurchase program of approximately $6.4 million.

  Cash flows from financing activities in 1998 were approximately $96.4 million and primarily represented net proceeds of approximately $121.0 million received from the issuance of our senior subordinated notes on July 31, 1998 and net repayments under our Revolving Facility of approximately $24.4 million.

  The Revolving Facility: On August 10, 2000, we entered into the Revolving Facility with Ford Motor Credit and Chrysler Financial to replace our previous $350 million acquisition line of credit with Ford Motor Credit. The Revolving Facility has a borrowing limit of $500 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliated companies (the borrowing base was approximately $426.8 million at December 31, 2000). Amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 6.56% at December 31, 2000) and will mature on October 31, 2003 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit and Chrysler Financial). Borrowings, net of repayments, under the Revolving Facility for the year ended December 31, 2000 were approximately $64.8 million and were primarily used to finance acquisitions. The total outstanding balance as of December 31, 2000 was approximately $353.8 million. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide for general working capital and other general corporate purposes.

  We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants include specified ratios of

  .  current assets to current liabilities (at least 1.23:1),

  . earnings before interest, taxes, depreciation and amortization (EBITDA) and rent, less capital expenditures, to fixed charges (at least 1.4:1),

  .  EBITDA to interest expense (at least 2:1) and

  .  total adjusted debt to EBITDA (no greater than 2.25:1).

  In addition, the loss of voting control over Sonic by Bruton Smith, Chairman and Chief Executive Officer, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or our failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in our dealership subsidiaries will constitute an event of default under the Revolving Facility. We are in compliance with all restrictive covenants as of December 31, 2000.

  The Mortgage Facility: In June 2000, we entered into a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and together with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances mature on June 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. The total outstanding balance under the Construction Loan as of December 31, 2000 was approximately $4.6 million.

  Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. As of December 31, 2000, no amounts were outstanding under the Permanent Loan.

  The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of December 31, 2000.

  The 11% Senior Subordinated Notes Due 2008: We currently have an aggregate principal balance of $125 million in senior subordinated notes outstanding which mature on August 1, 2008 and bear interest at a stated rate of 11.0%. The notes are unsecured and are redeemable at our option after August 1, 2003. Interest payments are due semi-annually on August 1 and February 1 and commenced February 1, 1999. The notes are subordinated to all of our present and future senior indebtedness, including the Revolving Facility. Redemption prices during 12 month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter.

  The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to stockholders, distributions and redemptions. We are in compliance with all restrictive covenants as of December 31, 2000.

  Stock Repurchase Program: Our Board of Directors has authorized us to expend up to $75 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 2000 we had repurchased 3,576,363 million shares of Class A common stock for approximately $32.8 million and had also redeemed 13,551 shares of Class A convertible preferred stock at a total cost of approximately $13.6 million. Through March 20, 2001, we have repurchased approximately 4,987,163 million shares of Class A common stock for approximately $43.5 million and have redeemed 13,801.5 shares of Class A convertible preferred stock for approximately $13.8 million. We will continue to repurchase shares from time to time subject to market conditions.

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

Significant Materiality of Goodwill

  Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross goodwill balance was approximately $697.8 million at December 31, 2000 and approximately $605.1 million at December 31, 1999. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 37.4% and 148.3%, respectively, at December 31, 2000, and 39.5% and 147.2%, respectively, at December 31, 1999. Generally accepted accounting principles in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. We have determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, we are amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business we have acquired in order to evaluate the recoverability of goodwill. We have concluded that the anticipated future cash flows associated with intangible assets recognized in our acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. We will incur additional goodwill in future acquisitions.

  The Financial Accounting Standards Board recently proposed new rules relating to the accounting for business combinations and intangible assets. One aspect of the proposal would not permit amortization of goodwill, but would require the carrying amount of goodwill to be reduced only if it was found to be impaired or was associated with assets to be sold or otherwise disposed. If the proposed rules are adopted, goodwill arising from acquisitions completed prior to the date of adoption would no longer be amortized, though reversal of goodwill amortization recognized in prior periods would not be permitted.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk. Our variable rate floor plan notes payable, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.1 billion at December 31, 2000 and approximately $822.0 million at December 31, 1999. A change of one percent in the interest rate would have caused a change in interest expense of approximately $9.5 million in 2000 and approximately $4.2 million in 1999. Of the total change in interest expense, approximately $5.9 million in 2000 and approximately $3.3 million in 1999 would have resulted from floor plan notes payable.

  Our exposure with respect to floor plan notes payable is mitigated by floor plan incentives received from manufacturers which are generally based on rates similar to those incurred under our floor plan financing arrangements. Our floor plan interest expense in 2000 exceeded the amounts we received from these manufacturer floor plan incentives by only approximately $9.8 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to an annualized rate of approximately 1.7% after considering these incentives.

Item 8. Financial Statements and Supplementary Data.

  See "Consolidated Financial Statements and Notes" beginning on page F-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information required by this item with respect to compliance by Sonic's directors, executive officers and certain beneficial owners of Sonic's Common Stock with Section 16(a) of the Securities Exchange Act of 1934, is furnished by incorporation by reference to all information under the captions entitled "Election of Directors," and "Ownership of Capital Securities" in the Proxy Statement (to be filed hereafter) for Sonic's Annual Meeting of the Stockholders to be held on May 2, 2001 (the "Proxy Statement"). The information required by this item with respect to Sonic's executive officers and directors appears in Item I of Part I of this Annual Report on Form 10-K under the caption "Executive Officers and Directors of the Registrant."

Item 11. Executive Compensation.

  The information required by this item is furnished by incorporation by reference to all information under the captions entitled "Election of Directors" and "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by this item is furnished by incorporation by reference to all information under the caption "General--Ownership of Capital Securities" in the Proxy Statement.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

 (a)(1) Financial Statements:

    See the Consolidated Financial Statements beginning on page F-1 hereof.

    (2) Financial Statement Schedules: No financial statement schedules are required to be filed as part of this Annual Report on Form 10-K.

    (3) Exhibits:

    Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are electronically filed, to be a part hereof as of their respective dates.

 Exhibit No.                             Description
 -----------                             -----------
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

    3.4* Bylaws of Sonic (incorporated by reference to Exhibit 3.2 to the Form S-1).

    4.1*     Specimen Certificate representing Class A Common Stock
             (incorporated by reference to Exhibit 4.1 to the Form S-1).

    4.2*     Form of 11% Senior Subordinated Note due 2008, Series B
             (incorporated by reference to Exhibit 4.3 to Sonic's Registration
             Statement on Form S-4 (Reg. Nos. 333-64397 and 333-64397-001
             through 333-64397-044) (the "Form S-4")).

    4.3* Indenture dated as of July 1, 1998 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank
             Trust National Association, as trustee (the "Trustee"), relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Form S-4).

    4.4*     First Supplemental Indenture dated as of December 31, 1999 among
             Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.2a to the 1999 Form 10-K).

    4.5*     Second Supplemental Indenture dated as of September 15, 2000 among
             Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to Sonic's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (the "September 30, 2000
             Form 10-Q")).

 Exhibit No.                             Description
 -----------                             -----------
  4.6*       Registration Rights Agreement dated as of June 30, 1997 among
             Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and
             Sonic Financial Corporation (incorporated by reference to Exhibit
             4.2 to the Form S-1).

   10.1*     Credit Agreement dated as of August 10, 2000 (the "Credit
             Agreement") between Sonic, as Borrower, Ford Motor Credit Company
             ("Ford Credit"), as Agent and Lender, and Chrysler Financial
             Company, L.L.C. ("Chrysler Financial"), as Lender (incorporated by reference to Exhibit 10.1 to the September 30, 2000 Form 10-Q).

   10.2* Promissory Note dated August 10, 2000 executed by Sonic in favor of Ford Credit pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the September 30, 2000 Form 10-Q).

   10.3* Promissory Note dated August 10, 2000 executed by Sonic in favor of Chrysler Financial pursuant to the Credit Agreement
             (incorporated by reference to Exhibit 10.3 to the September 30, 2000 Form 10-Q).

   10.4* Guaranty dated August 10, 2000 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.4 to the September 30, 2000 Form 10-Q).

   10.5*     Security Agreement dated August 10, 2000 by Sonic in favor of Ford
             Credit, as Agent for the Lenders under the Credit Agreement
             (incorporated by reference to Exhibit 10.5 to the September 30, 2000 Form 10-Q).

   10.6*     Security Agreement dated August 10, 2000 by the subsidiaries of
             Sonic named therein in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.6 to the September 30, 2000 Form 10-Q).

   10.7*     Master Construction Loan Agreement dated as of June 23, 2000 (the
             "Construction Loan Agreement") between the subsidiaries of Sonic named therein, as borrowers, and Ford Credit, as lender
             (incorporated by reference to Exhibit 10.7 to the September 30, 2000 Form 10-Q).

   10.8*     Permanent Loan Agreement dated as of June 23, 2000 (the "Permanent
             Loan Agreement") between the subsidiaries of Sonic named therein, as borrowers, and Ford Credit, as lender (incorporated by reference to Exhibit 10.8 to the September 30, 2000 Form 10-Q).

   10.9* Promissory Note dated June 23, 2000 by the subsidiaries of Sonic named therein, as borrowers, in favor of Ford Credit, as lender, pursuant to the Construction Loan Agreement (incorporated by reference to Exhibit 10.9 to the September 30, 2000 Form 10-Q).

   10.10* Promissory Note dated June 23, 2000 by the subsidiaries of Sonic named therein, as borrowers, in favor of Ford Credit, as lender, pursuant to the Permanent Loan Agreement (incorporated by reference to Exhibit 10.10 to the September 30, 2000 Form 10-Q).

   10.11* Guaranty dated June 23, 2000 by Sonic in favor of Ford Credit guaranteeing the obligations of the subsidiaries of Sonic under the Construction Loan Agreement and the Permanent Loan Agreement
             (incorporated by reference to Exhibit 10.11 to the September 30, 2000 Form 10-Q).

   10.12*    Security Agreement dated June 23, 2000 by Sonic in favor of Ford
             Credit pursuant to the Construction Loan Agreement and the Permanent Loan Agreement (incorporated by reference to Exhibit
             10.12 to the September 30, 2000 Form 10-Q).

   10.13*    Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and
             Restated as of June 5, 2000 (incorporated by reference to Exhibit
             4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-
             46272)).

 Exhibit No.                             Description
 -----------                             -----------
   10.14*    Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and
             Restated as of June 5, 2000 (incorporated by reference to Exhibit
             4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-
             46274)).

   10.15*    Sonic Automotive, Inc. Formula Stock Option Plan for Independent
             Directors (incorporated by reference to Exhibit 10.69 to Sonic's
             Amended Annual Report on Form 10-K/A for the year ended December
             31, 1997) (the "1997 Form 10-K/A")).

   10.16*    FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and
             Restated as of December 10, 1999 (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg.
             No. 333-95791)).

   10.17*    Employment Agreement between Sonic and O. Bruton Smith
             (incorporated by reference to Exhibit 10.29 to the Form S-1).

   10.18*    Employment Agreement between Sonic and Thomas A. Price (the "Price
             Employment Agreement") (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K).

   10.18a    First Amendment to the Price Employment Agreement.

   10.19*    Employment Agreement between Sonic and B. Scott Smith
             (incorporated by reference to Exhibit 10.30 to the Form S-1).

   10.20     Employment Agreement between Sonic and Theodore M. Wright.

   10.21* Tax Allocation Agreement dated as of June 30, 1997 between Sonic and Sonic Financial Corporation (incorporated by reference to Exhibit 10.33 to the Form S-1).

   10.22*    Subordinated Promissory Note dated December 1, 1997 (the "Smith
             Subordinated Note") in the amount of $5.5 million by Sonic, as borrower, in favor of O. Bruton Smith, as lender (incorporated by reference to Exhibit 10.72 to the 1997 Form 10-K/A).

   10.23*    Subordination Agreement dated as of July 31, 1998 between O.
             Bruton Smith and the Trustee, acting for the benefit of the holders of the Senior Subordinated Notes, and acknowledged by Sonic, re: the Smith Subordinated Note (incorporated by reference to Exhibit 10.89 to the Form S-4).

   10.24* Agreement and Plan of Merger and Reorganization dated as of October 31, 1999 by and among Sonic, FAA Acquisition Corp.,
             FirstAmerica Automotive, Inc. and certain stockholders of FirstAmerica Automotive, Inc. listed on the signature page therein
             (incorporated by reference to Exhibit 10.8 to Sonic's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1999).

   21.1      Subsidiaries of Sonic.

   23.1      Consent of Deloitte & Touche LLP.

   99.1      Risk Factors.

- --------
 *  Filed previously

 (b) Reports on Form 8-K

  No reports on Form 8-K have been filed by Sonic during the quarter ended December 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Sonic Automotive, Inc.

                                                  /s/ Theodore M. Wright
                                          By: _________________________________
                                                    Theodore M. Wright
                                               Chief Financial Officer, Vice
                                                  President and Treasurer

Date: April 2, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
         /s/ O. Bruton Smith           Chief Executive Officer       April 2, 2001
______________________________________  (principal executive
           O. Bruton Smith              officer) and chairman

         /s/ Thomas A. Price           Vice Chairman and Director    April 2, 2001
______________________________________
           Thomas A. Price

          /s/ B. Scott Smith           President, Chief Operating    April 2, 2001
______________________________________  Officer and Director
            B. Scott Smith

        /s/ Theodore M. Wright         Chief Financial Officer,      April 2, 2001
______________________________________  Vice President and
          Theodore M. Wright            Treasurer (principal
                                        financial and accounting
                                        officer) and Director

        /s/ Jeffrey C. Rachor          Executive Vice President      April 2, 2001
______________________________________  of Retail Operations and
          Jeffrey C. Rachor             Director

        /s/ William R. Brooks          Director                      April 2, 2001
______________________________________
          William R. Brooks

        /s/ William P. Benton          Director                      April 2, 2001
______________________________________
          William P. Benton

         /s/ William I. Belk           Director                      April 2, 2001
______________________________________
           William I. Belk

         /s/ H. Robert Heller          Director                      April 2, 2001
______________________________________
           H. Robert Heller

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sonic Automotive, Inc. Charlotte, North Carolina

  We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Charlotte, North Carolina
February 26, 2001

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 2000
                             (Dollars in thousands)

                                                            1999        2000
                                                         ----------  ----------
                         ASSETS
Current Assets:
  Cash and cash equivalents............................. $   83,111  $  109,325
  Receivables, net......................................     99,987     127,865
  Inventories...........................................    630,857     773,785
  Other current assets..................................     21,612      26,428
                                                         ----------  ----------
    Total current assets................................    835,567   1,037,403
Property and Equipment, net.............................     63,681      72,966
Goodwill, net...........................................    592,670     668,782
Other Assets............................................      9,184      10,097
                                                         ----------  ----------
    Total Assets........................................ $1,501,102  $1,789,248
                                                         ==========  ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable--floor plan............................. $  517,575  $  684,718
  Trade accounts payable................................     48,405      50,274
  Accrued interest......................................     11,605      10,279
  Other accrued liabilities.............................     77,937      70,453
  Current maturities of long-term debt..................      2,388       2,597
                                                         ----------  ----------
    Total current liabilities...........................    657,910     818,321
Long-Term Debt..........................................    418,006     485,212
Other Long-Term Liabilities.............................      3,923       5,733
Payable to the Company's Chairman.......................      5,500       5,500
Deferred Income Taxes...................................      8,476      21,093
Income Tax Payable......................................      4,714       2,467
Commitments and Contingencies (Note 10).................
Stockholders' Equity:
  Class A Convertible Preferred Stock...................     27,191         251
  Class A Common Stock..................................        291         333
  Class B Common Stock..................................        123         123
  Paid-in capital.......................................    301,934     329,489
  Retained earnings.....................................     79,392     153,564
  Treasury Stock, at cost...............................     (6,358)    (32,838)
                                                         ----------  ----------
    Total stockholders' equity..........................    402,573     450,922
                                                         ----------  ----------
Total Liabilities and Stockholders' Equity.............. $1,501,102  $1,789,248
                                                         ==========  ==========

                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 1998, 1999 and 2000
          (Dollars and shares in thousands, except per share amounts)

                                                 1998       1999       2000
                                              ---------- ---------- ----------
Revenues:
  New vehicles............................... $  962,939 $1,968,514 $3,522,049
  Used vehicles..............................    324,740    684,560  1,249,188
  Wholesale vehicles.........................    119,351    250,794    430,513
                                              ---------- ---------- ----------
    Total vehicles...........................  1,407,030  2,903,868  5,201,750
  Parts, service and collision repair........    162,660    364,184    687,975
  Finance, insurance and other...............     34,011     82,771    162,751
                                              ---------- ---------- ----------
    Total revenues...........................  1,603,701  3,350,823  6,052,476
Cost of sales................................  1,396,259  2,896,400  5,187,289
                                              ---------- ---------- ----------
Gross profit.................................    207,442    454,423    865,187
Selling, general and administrative
 expenses....................................    150,130    326,914    633,356
Depreciation.................................      1,384      3,138      5,944
Goodwill amortization........................      3,223      8,561     16,770
                                              ---------- ---------- ----------
Operating income.............................     52,705    115,810    209,117
Other income and expense:
  Interest expense, floor plan...............     14,096     22,536     47,108
  Interest expense, other....................      9,395     21,586     42,244
  Other income...............................        426      1,286        107
                                              ---------- ---------- ----------
    Total other expense, net.................     23,065     42,836     89,245
                                              ---------- ---------- ----------
Income before income taxes...................     29,640     72,974    119,872
Provision for income taxes...................     11,083     28,325     45,700
                                              ---------- ---------- ----------
Net income................................... $   18,557 $   44,649 $   74,172
                                              ========== ========== ==========
Basic net income per share................... $     0.81 $     1.41 $     1.74
                                              ========== ========== ==========
Weighted average number of shares
 outstanding.................................     22,852     31,744     42,518
                                              ========== ========== ==========
Diluted net income per share................. $     0.74 $     1.27 $     1.69
                                              ========== ========== ==========
Weighted average number of diluted shares
 outstanding.................................     24,970     35,248     43,826
                                              ========== ========== ==========


                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1999 and 2000
                       (Dollars and shares in thousands)

                                                      Class A       Class B
                                  Preferred Stock  Common Stock  Common Stock
                                  ---------------  ------------- --------------
                                  Shares  Amount   Shares Amount Shares  Amount
                                  ------ --------  ------ ------ ------  ------
BALANCE AT DECEMBER 31, 1997.....   --   $    --   10,000  $100  12,500   $125
  Issuance of Preferred Stock....    31    29,342     --    --      --     --
  Issuance of Class A Common
   Stock.........................   --        --      975    10     --     --
  Shares awarded under stock
   compensation plans............   --        --      252     3     --     --
  Issuance of warrants...........   --        --      --    --      --     --
  Conversion of Preferred Stock..    (9)   (8,911)    632     6     --     --
  Conversion of Class B Common
   Stock.........................   --        --      100     1    (100)    (1)
  Comprehensive income:
    Net income...................   --        --      --    --      --     --
    Net unrealized loss..........   --        --      --    --      --     --
                                   ----  --------  ------  ----  ------   ----
      Total comprehensive
       income....................   --        --      --    --      --     --
                                   ----  --------  ------  ----  ------   ----
BALANCE AT DECEMBER 31, 1998.....    22    20,431  11,959   120  12,400    124
  Issuance of Preferred Stock....    59    59,045     --    --      --     --
  Issuance of Class A Common
   Stock.........................   --        --   12,852   129     --     --
  Shares awarded under stock
   compensation plans............   --        --      281     3     --     --
  Conversion of Preferred Stock..   (53)  (52,285)  3,833    38     --     --
  Conversion of Class B Common
   Stock.........................   --        --      150     1    (150)    (1)
  Purchase of Treasury Stock.....   --        --      --    --      --     --
  Net income.....................   --        --      --    --      --     --
                                   ----  --------  ------  ----  ------   ----
BALANCE AT DECEMBER 31, 1999.....    28    27,191  29,075   291  12,250    123
  Issuance of Preferred Stock....    11    11,589     --    --      --     --
  Issuance of Class A Common
   Stock.........................   --        --      809     8     --     --
  Shares awarded under Stock
   compensation plans............   --        --      441     4     --     --
  Conversion of Preferred Stock..   (26)  (25,947)  2,967    30     --     --
  Redemption of Preferred Stock..   (13)  (12,582)    --    --      --     --
  Purchase of Treasury Stock.....   --        --      --    --      --     --
  Net income.....................   --        --      --    --      --     --
                                   ----  --------  ------  ----  ------   ----
BALANCE AT DECEMBER 31, 2000.....   --   $    251  33,292  $333  12,250   $123
                                   ====  ========  ======  ====  ======   ====

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1999 and 2000
                       (Dollars and shares in thousands)

                                                       Accumulated
                                                          Other         Total
                         Paid-In   Retained Treasury  Comprehensive Stockholders'
                         Capital   Earnings  Stock    Income (Loss)    Equity
                         --------  -------- --------  ------------- -------------
BALANCE AT DECEMBER 31,
 1997..................  $ 67,933  $ 16,186 $    --       $ 21        $ 84,365
  Issuance of Preferred
   Stock...............       --        --       --        --           29,342
  Issuance of Class A
   Common Stock........     8,283       --       --        --            8,293
  Shares awarded under
   stock compensation
   plans...............     1,162       --       --        --            1,165
  Issuance of
   warrants............       728       --       --        --              728
  Conversion of
   Preferred Stock.....     8,905       --       --        --              --
  Conversion of Class B
   Common Stock........       --        --       --        --              --
  Comprehensive income:
    Net income.........       --     18,557      --        --           18,557
    Net unrealized
     loss..............       --        --       --        (21)            (21)
                         --------  -------- --------      ----        --------
      Total
       comprehensive
       income..........       --        --       --        --           18,536
                         --------  -------- --------      ----        --------
BALANCE AT DECEMBER 31,
 1998..................    87,011    34,743      --        --          142,429
  Issuance of Preferred
   Stock...............       --        --       --        --           59,045
  Issuance of Class A
   Common Stock........   160,665       --       --        --          160,794
  Shares awarded under
   stock compensation
   plans...............     2,011       --       --        --            2,014
  Conversion of
   Preferred Stock.....    52,247       --       --        --              --
  Conversion of Class B
   Common Stock........       --        --       --        --              --
  Purchase of Treasury
   Stock...............       --        --    (6,358)      --           (6,358)
  Net income...........       --     44,649      --        --           44,649
                         --------  -------- --------      ----        --------
BALANCE AT DECEMBER 31,
 1999..................   301,934    79,392   (6,358)      --          402,573
  Issuance of Preferred
   Stock...............       --        --       --        --           11,589
  Issuance of Class A
   Common Stock........        (8)      --       --        --              --
  Shares awarded under
   stock compensation
   plans...............     2,615       --       --        --            2,619
  Conversion of
   Preferred Stock.....    25,917       --       --        --              --
  Redemption of
   Preferred Stock.....      (969)      --       --        --          (13,551)
  Purchase of Treasury
   Stock...............       --        --   (26,480)      --          (26,480)
  Net income...........       --     74,172      --        --           74,172
                         --------  -------- --------      ----        --------
BALANCE AT DECEMBER 31,
 2000..................  $329,489  $153,564 $(32,838)      --         $450,922
                         ========  ======== ========      ====        ========


                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1999 and 2000
                             (Dollars in thousands)

                                                     1998      1999      2000
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................  $ 18,557  $ 44,649  $ 74,172
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................     4,607    11,699    22,714
    Loss on disposal of property and equipment...       278       249       317
    Deferred income taxes........................     2,164     2,075    12,384
    Changes in assets and liabilities that relate
     to operations:
      Receivables................................   (11,018)  (27,860)  (25,167)
      Inventories................................    12,030   (45,665)  (72,080)
      Other assets...............................    (4,586)    7,118     2,637
      Notes payable--floor plan..................   (16,806)   50,707   105,809
      Trade accounts payable and other
       liabilities...............................     6,767     2,831   (14,590)
                                                   --------  --------  --------
        Total adjustments........................    (6,564)    1,154    32,024
                                                   --------  --------  --------
    Net cash provided by operating activities....    11,993    45,803   106,196
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired..   (72,205) (362,383)  (91,554)
  Purchases of property and equipment............    (4,335)  (21,548)  (73,171)
  Proceeds from sales of property and equipment..     1,655    13,600    47,943
  Proceeds from sale of dealerships .............       --      1,700     7,148
                                                   --------  --------  --------
    Net cash used in investing activities........   (74,885) (368,631) (109,634)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings/(repayments) in revolving credit
   facilities....................................   (24,383)  280,116    69,342
  Proceeds from long-term debt...................   121,034     1,380     1,418
  Payments on long-term debt.....................    (1,394)   (8,037)   (3,696)
  Public offering of Class A common stock........       --     84,990       --
  Redemptions of Class A Convertible Preferred
   Stock.........................................       --        --    (13,551)
  Purchases of Class A common stock..............       --     (6,358)  (26,480)
  Issuance of shares under stock compensation
   plans.........................................     1,165     2,014     2,619
                                                   --------  --------  --------
    Net cash provided by financing activities....    96,422   354,105    29,652
                                                   --------  --------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS........    33,530    31,277    26,214
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....    18,304    51,834    83,111
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR...........  $ 51,834  $ 83,111  $109,325
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest.....................................  $ 17,504  $ 39,575  $ 90,678
    Income taxes.................................  $ 10,919  $ 20,681  $ 36,821
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:
  Preferred Stock issued for acquisitions and
   contingent consideration......................  $ 29,342  $ 59,045  $ 11,589
  Conversion of Preferred Stock..................  $  8,911  $ 52,285  $ 25,947
  Class A common stock issued for acquisitions...  $  8,250  $ 75,802       --

                See notes to consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (All tables in thousands except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

  Organization and Business--Sonic Automotive, Inc ("Sonic") is the second largest automotive retailer in the United States (as measured by total revenue), operating 169 dealership franchises and 30 collision repair centers throughout the United States as of December 31, 2000. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 2000, Sonic sold a total of 31 foreign and domestic brands of new vehicles.

  Principles of Consolidation--All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

  Revenue Recognition--Sonic records revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered.

  Sonic arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. Sonic also receives commissions from the sale of various insurance contracts to customers. Sonic may be assessed a chargeback fee in the event of early cancellation of a loan or insurance contract by the customer. Finance and insurance commission revenue is recorded net of estimated chargebacks at the time the related contract is placed with the financial institution.

  Sonic also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale.

  Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Commission expense charged to cost of sales was approximately $6.0 million, $13.1 million and $25.8 million for the years ended December 31, 1998, 1999, and 2000, respectively.

  Dealer Agreements--Sonic purchases substantially all of its new vehicles from manufacturers at the prevailing prices charged by the manufacturer to its franchised dealers. Sonic's sales could be unfavorably affected by the manufacturer's unwillingness or inability to supply the dealership with an adequate supply of new vehicle inventory.

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

  Cash and Cash Equivalents--Sonic considers contracts in transit and all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. Contracts in transit represent cash in transit to Sonic from finance companies related to vehicle purchases. Sonic had $83.1 million and $108.1 million in contracts in transit at December 31, 1999 and 2000, respectively.

  Inventories--Inventories of new and used vehicles, including demonstrators, are stated at the lower of specific cost or market. Inventories of parts and accessories are accounted for using the "first-in, first-out"

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
method of inventory accounting ("FIFO") and are stated at the lower of FIFO cost or market. Other inventories, which primarily include rental and service vehicles, are stated at the lower of specific cost or market.

  Property and Equipment--Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives is as follows:

                                                                    Useful Lives
                                                                    ------------
     Building and improvements.....................................     5-40
     Office equipment and fixtures.................................     5-15
     Parts and service equipment...................................       15
     Company vehicles..............................................        5

  Goodwill--Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross amount of goodwill at December 31, 1999 was $605.1 million and at December 31, 2000 was $697.8 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 39.5% and 147.2%, respectively, at December 31, 1999, and 37.4% and 148.3%, respectively, at December 31, 2000. Generally accepted accounting principles require that goodwill and all other intangible assets be amortized over the period benefited. Sonic has determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, Sonic is amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if Sonic attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, Sonic would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. Sonic periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. Sonic has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. Sonic will incur additional goodwill in future acquisitions.

  The Financial Accounting Standards Board recently proposed new rules relating to the accounting for business combinations and intangible assets. One aspect of the proposal would not permit amortization of goodwill, but would require the carrying amount of goodwill to be reduced only if it was found to be impaired or was associated with assets to be sold or otherwise disposed. If the proposed rules are adopted, goodwill arising from acquisitions completed prior to the date of adoption would no longer be amortized, though reversal of goodwill amortization recognized in prior periods would not be permitted.

  Income Taxes--Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided at currently enacted tax rates for the tax effects of carryforward items and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided when it is more likely than not that taxable income will not be sufficient to fully realize the benefits of deferred tax assets.

  Stock-Based Compensation--Sonic measures the compensation cost of its stock-based compensation plans under the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the provisions of APB No. 25, compensation cost is measured based on the intrinsic value of the equity instrument awarded.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

  Concentrations of Credit Risk--Financial instruments which potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions may exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers and financial institutions. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.

  Fair Value of Financial Instruments--As of December 31, 1999 and 2000 the fair values of Sonic's financial instruments including receivables, notes payable-floor plan, trade accounts payable, payables to Sonic's Chairman and long-term debt, excluding Sonic's senior subordinated notes, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. The fair value of Sonic's senior subordinated notes based on the quoted bid price as of December 31, 1999 and 2000 was approximately $121.9 million and $106.3 million, respectively. The carrying value of Sonic's senior subordinated notes as of December 31, 1999 and 2000 was approximately $121.0 million and $121.3 million, respectively.

  Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts in the accompanying financial statements which require the use of significant estimates are receivables, inventories, intangible assets, income taxes and certain accrued expenses.

  Advertising--Sonic expenses advertising costs in the period incurred. Advertising expense amounted to $17.4 million, $33.1 million and $58.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

  Segment Information--Sonic's business is fundamentally managed based on individual dealership operating performance. Each of Sonic's dealerships have similar economic and operating characteristics. Each dealership sells similar products and services (new and used vehicles, parts, service and collision repair services), uses similar processes in selling its products and services, and sells its products and services to similar classes of customers. As a result, Sonic's dealerships are aggregated into a single operating segment for purposes of reporting financial condition and results of operations.

  Reclassifications--In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to Sonic's prior year financial statements to conform to the current year presentation.

2. Business Acquisitions

 Completed Acquisitions

  During 2000, Sonic acquired 11 dealerships for approximately $92.0 million in cash and 11,589 shares of Sonic's Class A convertible preferred stock, Series II, recorded at an estimated value of approximately $11.6 million.

  During 1999, Sonic acquired 72 dealerships for $420.4 million in cash, 52,065 shares of Class A convertible preferred stock (6,282 shares of Series II and 45,783 shares of Series III) recorded at an estimated value of approximately $52.1 million, and 6,784,347 shares of Class A common stock recorded at a value of approximately $75.8 million.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

  During 1998, Sonic acquired 19 dealerships for approximately $95.9 million in cash, 30,733.8 shares of Class A convertible preferred stock (14,406.3 shares of Series I, 10,054.5 shares of Series II and 6,273 shares of Series
III) recorded at an estimated value of approximately $29.3 million, 970,588 shares of Class A common stock recorded at a value of approximately $8.3 million, and warrants to purchase an aggregate of 154,000 shares of Class A common stock having an approximate fair value of $0.5 million.

  In accordance with terms of certain of the purchase agreements, Sonic may be required to pay additional consideration contingent upon future earnings of certain of the dealerships acquired. For the year ended December 31, 2000, Sonic paid approximately $2.0 million in cash and for the year ended December 31, 1999 paid approximately $5.0 million in cash and issued 6,980.2 shares of Class A convertible preferred stock (6,717 of Series II and 263.2 shares of Series III) relating to such consideration, all of which has been accounted for as additional goodwill. Any additional amounts which may be payable in the future are not expected to be material.

  All of our acquisitions have been accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying consolidated financial statements from their respective acquisition dates. The purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at acquisition date as shown in the table below. We are still in the process of obtaining data necessary to complete the allocation of the purchase price of our recent acquisitions. As a result, the values of assets and liabilities included in the table below for 2000 reflect preliminary estimates where values have not yet been determined and may ultimately be different than amounts recorded once actual values are determined. Any adjustment to the value of assets and liabilities will be recorded against goodwill.

                                                   1998      1999      2000
                                                 --------  --------  --------
     Working capital............................ $ 30,341  $103,569  $ 11,988
     Property, equipment and other long term
      assets....................................    5,690    38,497     4,459
     Goodwill...................................  101,323   417,251    88,070
     Non-current liabilities assumed............   (3,365)  (11,033)     (943)
                                                 --------  --------  --------
     Total purchase price....................... $133,989  $548,284  $103,574
                                                 ========  ========  ========

 Pro Forma Results of Operations

  The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the above acquisition transactions had occurred as of the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floorplan interest expense resulting from renegotiated floorplan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the periods presented. These results are also not necessarily indicative of the results of future operations.

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1999        2000
                                                        ----------- -----------
     Total revenues.................................... $ 6,195,876 $ 6,388,965
     Gross profit...................................... $   831,302 $   900,436
     Net income........................................ $    53,658 $    74,529
     Diluted income per share.......................... $      1.15 $      1.70

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

 Sale of Dealership Subsidiaries

  In the ordinary course of business, we evaluate dealerships for possible disposition based on various performance criteria. Our dispositions are generally smaller dealerships with less attractive franchises. During the year ended December 31, 2000, we sold or otherwise disposed of assets from eight of our dealership franchises which contributed approximately $65.5 million in revenue for the year ended December 31, 2000. Proceeds, net of disposal costs, from these dispositions were approximately $7.1 million. No material gains or losses resulted from these dispositions.

3. Inventories and Related Notes Payable--Floor Plan

  Inventories consist of the following:

                                                                 December 31,
                                                               -----------------
                                                                 1999     2000
                                                               -------- --------
   New vehicles............................................... $459,382 $591,583
   Used vehicles..............................................  109,130  116,836
   Parts and accessories......................................   44,821   48,916
   Other......................................................   17,524   16,450
                                                               -------- --------
     Total.................................................... $630,857 $773,785
                                                               ======== ========

  All new and certain used vehicles are financed with borrowings under floor plan credit facilities and are pledged to collateralize amounts borrowed under those facilities. We currently have standardized floor plan credit facilities with Chrysler Financial Corporation ("Chrysler Financial"), General Motors Acceptance ("GMAC") and Ford Motor Credit. The floor plan credit facility with Chrysler Financial provides up to $750 million for the purchase of vehicles at our Chrysler dealerships. The floor plan facility with GMAC, which was obtained on June 23, 2000, currently provides for the purchase of vehicles at nine of our General Motors dealerships. The floor plan facility with Ford Motor Credit provides up to $550 million for the purchase of vehicles at all of our other dealerships. As of December 31, 1999 there was an aggregate of approximately $102.7 million outstanding under the Chrysler Financial floor plan facility and $400.8 million outstanding under the Ford Motor Credit floor plan facility. As of December 31, 2000, there was an aggregate of approximately $143.0 million outstanding under the Chrysler Financial floor plan facility, $70.8 million outstanding under the GMAC floor plan facility and $470.9 million outstanding under the Ford Motor Credit floor plan facility.

  Amounts outstanding under the Chrysler Financial floor plan facility bear interest at 1.25% above LIBOR (LIBOR was 6.56% at December 31, 2000). Amounts outstanding under the Ford Motor Credit and GMAC floor plan facilities bear interest at an effective interest rate of prime (prime was 9.5% at December 31, 2000), subject to certain incentives and other adjustments. The weighted average interest rate for our floor plan facilities was 6.91% for the year ended December 31, 1999 and 7.93% for the year ended December 31, 2000. The inventory balances are generally reduced by the manufacturer's purchase discounts, which are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the industry, typically occur on all new vehicle purchases, and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

  We make monthly interest payments on the amount financed under the floor plan facilities but are not required to make loan principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets of the relevant dealership subsidiary. As such, these floor plan notes payable are shown as a current liability in the accompanying consolidated balance sheets. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic is in compliance with all restrictive covenants as of December 31, 2000.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

4. Property and Equipment

  Property and equipment is comprised of the following:

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
   Land...................................................... $   953  $     53
   Building and improvements.................................  23,120    25,771
   Office equipment and fixtures.............................  22,616    23,599
   Parts and service equipment...............................  16,008    20,132
   Company vehicles..........................................   4,664     5,812
   Construction in progress..................................   5,785    12,244
                                                              -------  --------
   Total, at cost............................................  73,146    87,611
   Less accumulated depreciation.............................  (9,465)  (14,645)
                                                              -------  --------
   Property and equipment, net............................... $63,681  $ 72,966
                                                              =======  ========

  In addition to the $12.2 million classified as construction in progress at December 31, 2000, Sonic has incurred approximately $5.2 million in construction costs on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying consolidated balance sheets. Sonic had no such construction in progress recorded in current assets at December 31, 1999.

5. Long-Term Debt

  Long-term debt consists of the following:

                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
   $125 million Senior Subordinated Notes bearing interest
    at 11%, maturing August 1, 2008.......................  $125,000  $125,000
   $500 million revolving credit facility with Ford Motor
    Credit and Chrysler Financial bearing interest at
    2.50% above LIBOR and maturing in October 2003,
    collateralized by all assets of Sonic.................   289,003   353,787
   $50 million revolving construction line of credit
    bearing interest at 2.25% above LIBOR and maturing in
    June 2005.............................................       --      4,559
   Other notes payable (primarily equipment notes)........    10,403     8,181
                                                            --------  --------
                                                             424,406   491,527
   Less unamortized discount on Senior Subordinated
    Notes.................................................    (4,012)   (3,718)
   Less current maturities................................    (2,388)   (2,597)
                                                            --------  --------
   Long-term debt.........................................  $418,006  $485,212
                                                            ========  ========

  Future maturities of debt are as follows:

     Year ending December 31,
     ------------------------
     2001.............................................................. $  2,597
     2002..............................................................    2,530
     2003..............................................................  355,537
     2004..............................................................      908
     2005..............................................................      150
     Thereafter........................................................  129,805
                                                                        --------
       Total........................................................... $491,527
                                                                        ========

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

 Senior Subordinated Notes

  At December 31, 1999 and 2000, Sonic had $125,000,000 in aggregate principal outstanding of its 11% senior subordinated notes. The senior subordinated notes are unsecured, mature on August 1, 2008, and are redeemable at Sonic's option after August 1, 2003. Interest payments are due semi-annually on February 1 and August 1.

  The senior subordinated notes are subordinated to all present and future senior indebtedness of Sonic, including the revolving credit facility discussed below. Redemption prices during the 12 month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100%
thereafter. The discount on the senior subordinated notes is being amortized over the term of the notes using the effective interest method.

  The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. Sonic has agreed not to pledge its assets to any third party except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of December 31, 2000.

 The Revolving Facility

  The 1999 Revolving Facility--Effective November 1, 1999, the total borrowing limit under the revolving credit facility between Sonic and Ford Motor Credit (the "1999 Revolving Facility") was increased from $150 million to $350 million, subject to a borrowing base calculated on the basis of our receivables, inventory, equipment and a pledge of certain additional collateral by a Sonic affiliate. Prior to that date, amounts outstanding under the 1999 Revolving Facility bore interest at a fluctuating per annum rate equal to 2.75% above the one month commercial finance paper rate as reported by the Federal Reserve Board (the one month commercial finance paper rate was 5.77% at October 31, 1999). Subsequent to November 1, 1999, amounts outstanding under the 1999 Revolving Facility bore interest at 2.50% above LIBOR (LIBOR was 5.82% at December 31, 1999). The weighted average interest rate on the 1999 Revolving Facility was 7.86% for the year ended December 31, 1999.

  The 2000 Revolving Facility--On August 10, 2000, we entered into a revolving credit facility with Ford Motor Credit and Chrysler Financial (the "2000 Revolving Facility") to replace the 1999 Revolving Facility. The 2000 Revolving Facility has a borrowing limit of $500 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $426.8 million at December 31, 2000). The 2000 Revolving Facility bears interest at 2.5% above LIBOR as quoted in the Wall Street Journal and will mature on October 31, 2003 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit and Chrysler Financial). The weighted average interest rate on the 2000 Revolving Facility was 9.02% for the year ended December 31, 2000. Amounts drawn under the 2000 Revolving Facility are to be used for the acquisition of additional dealerships and to provide for the general working capital needs of Sonic and other general corporate purposes.

  Sonic agreed under the 2000 Revolving Facility not to pledge any of its assets to any third party (with the exception of assets of Sonic's dealership subsidiaries that are subject to previous pledges or liens). In addition, the 2000 Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants. Additional financial covenants include specified ratios as follows:

  .   current assets to current liabilities (at least 1.23:1),

  . earnings before interest, taxes, depreciation and amortization (EBITDA) and rent, less capital expenditures, to fixed charges (at least 1.4:1),

  .   EBITDA to interest expense (at least 2:1), and

  .   total adjusted debt to EBITDA (no greater than 2.25:1).

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

  In addition, the loss of voting control over Sonic by Bruton Smith, Chairman and Chief Executive Officer, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the 2000 Revolving Facility. Sonic was in compliance with all restrictive covenants as of December 31, 2000.

 The Mortgage Facility

  In June 2000, we entered into a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and together with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances mature on June 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. The total outstanding balance under the Construction Loan as of December 31, 2000 was approximately $4.6 million.

  Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. As of December 31, 2000, no amounts were outstanding under the Permanent Loan.

  The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control over Sonic by Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of December 31, 2000.

 Subsidiary Guarantees

  Balances outstanding under Sonic's 2000 Revolving Facility and $125 million senior subordinated notes are guaranteed by all of Sonic's operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations and subsidiaries that are not guarantors are minor.

6. Income Taxes

  The provision for income taxes consists of the following components:

                                                        1998     1999    2000
                                                       -------  ------- -------
   Current:
     Federal.......................................... $ 8,145  $24,198 $29,177
     State............................................     756    2,052   4,139
                                                       -------  ------- -------
                                                         8,901   26,250  33,316
   Deferred...........................................   2,252    2,075  12,384
   Change in valuation allowance......................     (70)     --      --
                                                       -------  ------- -------
       Total income tax provision..................... $11,083  $28,325 $45,700
                                                       =======  ======= =======

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

  The reconciliation of the statutory federal income tax rate with Sonic's federal and state overall effective income tax rate is as follows:

                                                            1998   1999   2000
                                                            -----  -----  -----
   Statutory federal rate.................................. 35.00% 35.00% 35.00%
   Effective state income tax rates........................  1.46   2.26   1.87
   Nondeductible goodwill amortization.....................  1.13   1.20   1.36
   Other................................................... (0.20)  0.36  (0.11)
                                                            -----  -----  -----
   Effective tax rates..................................... 37.39% 38.82% 38.12%
                                                            =====  =====  =====

  Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic's deferred tax assets and liabilities as of December 31 are as follows:

                                                              1999      2000
                                                             -------  --------
   Deferred tax assets:
     Allowance for bad debts................................ $   824  $    918
     Inventory..............................................   1,515       972
     Warranty reserves......................................     577       --
     Accrued compensation...................................     777       --
     Accrued severance......................................     595       281
     Net operating loss carryforwards.......................     124     2,949
     Other..................................................   2,198     1,894
                                                             -------  --------
       Total deferred tax assets............................   6,610     7,014
   Deferred tax liabilities:
     Basis difference in property and equipment.............    (637)   (6,387)
     Basis difference in goodwill...........................  (6,726)  (13,116)
     Other..................................................  (1,113)   (1,590)
                                                             -------  --------
       Total deferred tax liability.........................  (8,476)  (21,093)
                                                             -------  --------
       Net deferred tax liability........................... $(1,866) $(14,079)
                                                             =======  ========

  Deferred tax assets are recorded in other current and long term assets on the accompanying consolidated balance sheets. At December 31, 2000, Sonic had state net operating loss carryforwards of $48.2 million which will expire between 2008 and 2020.

7. Related Parties

 Registration Rights Agreement

  When Sonic acquired Town & Country Ford, Lone Star Ford, Fort Mill Ford, Town & Country Toyota and Frontier Oldsmobile-Cadillac in 1997, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 with Sonic Financial Corporation ("SFC"), Bruton Smith, Scott Smith and William S. Egan (collectively, the "Class B Registration Rights Holders"). SFC currently owns 8,881,250 shares of Class B common stock; Bruton Smith, 2,071,250 shares; Scott Smith, 956,250 shares; and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group"), 341,250 shares, all of which are covered by the Registration Rights Agreement. The Egan Group also owns 32,000 shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic's charter, offers and sales of shares of Class B common stock are

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
registered with the Securities and Exchange Commission, then such shares will automatically convert into a like number of shares of Class A common stock.

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

 Payable to Company's Chairman

  Sonic has a note payable to Mr. Smith in the amount of $5.5 million (the "Subordinated Smith Loan"). The Subordinated Smith Loan bears interest at Bank of America's announced prime rate plus 0.5% (prime rate was 9.5% at December 31, 2000) and has a stated maturity date of November 30, 2000. Under the terms of a subordination agreement currently in effect, however, all amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid only after Sonic's senior subordinated notes are fully paid in cash. Accordingly, the Subordinated Smith Loan has been classified as non-current on the accompanying consolidated balance sheets.

 Dealership Leases:

  On August 13, 1999, CAR MMR L.L.C., an affiliate of Capital Automotive REIT, which is not affiliated with Sonic, acquired all of the ownership interests of MMR Holdings, L.L.C., and two of its affiliates, MMR Viking Investment Associates, L.P. and MMR Tennessee, L.L.C (collectively, the "MMR Group"). MMR Holdings was a limited liability company owned by Bruton Smith and SFC. As of that date, Sonic leased 50 properties for 42 of its dealerships from the MMR Group. Sonic has entered into new leases with CAR MMR L.L.C. with terms similar to those under Sonic's former leases with the MMR Group. These leases generally provide Sonic with options to renew the lease for two additional five year terms after the expiration of the initial lease term. Sonic has agreed to renew approximately 75% of its lease rental stream for an additional five year period after the expiration of the initial lease terms. In connection with the acquisition, Sonic, MMR Holdings and Mar Mar Realty Trust, an affiliate of the MMR Group, terminated the strategic alliance agreement whereby Mar Mar Realty Trust had provided Sonic with real estate financing, acquisition referrals and related services.

  As a part of the August 13, 1999 sale of the MMR Group to CAR MMR, Bruton Smith and SFC signed agreements with Sonic to induce Sonic to enter into a real estate financing arrangement with CAR MMR and, among other things, amend its leases with the MMR Group to standardize their terms. Under these agreements, Mr. Smith and SFC paid approximately $2.5 million to Sonic, which amount represented Mr. Smith's and SFC's profits on the sale of the MMR Group less their selling expenses and a 14% annual return on their initial investment in the MMR Group, net of any advances made by Sonic to the MMR Group. This amount was deferred and is being amortized against rent expense over the average lease term.

 Other Transactions

  Sonic has entered into various other transactions with SFC and Speedway Motorsports, Inc. ("SMI") or subsidiaries of these entities. These transactions include the rental of aircraft for business-related travel by Sonic executives, the purchase of apparel items for marketing and sales promotions, the reimbursement of personnel costs for construction project management services and the purchase of automobile products for resale purposes. Such transactions with these affiliated companies totalled approximately $0.1 million, $0.3 million and $1.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

  During 2000, Sonic entered into a fleet sale with a subsidiary of SMI for a total purchase price of approximately $0.5 million. Sonic recognized no material income or loss from this transaction.

  During 2000, Sonic sold substantially all of the assets of one of its dealerships to an entity owned by Sonic's vice-chairman for approximately $5.0 million. No material gain or loss was recognized on this sale.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

8. Capital Structure and Per Share Data

  Preferred Stock--Sonic has 3 million shares of "blank check" preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the "Preferred Stock") which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. As of December 31, 1999 there were 8,801 shares of Series I Preferred Stock, 7,675 shares of Series II Preferred Stock and 11,683 shares of Series III Preferred Stock issued and outstanding. As of December 31, 2000 there were 250.5 shares of Series II Preferred Stock issued and outstanding.

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

  The Preferred Stock is redeemable at Sonic's option at any time after the date of issuance. The redemption price of the Series I Preferred Stock is $1,000 per share. The redemption price for the Series II Preferred Stock and Series III Preferred Stock is as follows: (i) prior to the second anniversary of the date of issuance, the redemption price is the greater of $1,000 per share or the aggregate Market Price of the Class A common stock into which it could be converted at the time of redemption, and (ii) after the second anniversary of the date of issuance, the redemption price is the aggregate Market Price into which it could be converted at the time of redemption. During the year ended December 31, 2000, we redeemed 13,551 shares of Preferred Stock at a total cost of approximately $13.6 million. Subsequent to December 31, 2000, we redeemed the remaining 250.5 shares of Preferred Stock for a total cost of approximately $0.2 million.

  Each share of Preferred Stock entitles its holder to a number of votes equal to that number of shares of Class A common stock into which it could be converted as of the record date for the vote. Holders of Preferred Stock are entitled to participate in dividends payable on the Class A common stock on an "as-if-converted" basis. The Preferred Stock has no preferential dividends.

  During 2000, Sonic issued 11,589 shares of Series II Preferred Stock. These shares were recorded at their estimated value. During the year, 14,264 shares of Series II Preferred Stock and 11,683 shares of Series III Preferred Stock having an aggregate estimated value of approximately $25.9 million were converted into 2,967,173 shares of Class A common stock.

  Common Stock--Sonic has two classes of common stock. Sonic has authorized 100 million shares of Class A common stock at a par value of 0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic had 29,075,437 and 33,291,933 shares of Class A common stock issued at December 31, 1999 and 2000, respectively. Of these issued shares, there were 28,351,837 and 29,715,570 shares outstanding at December 31, 1999 and 2000, respectively. Sonic has also authorized 30 million shares of Class B common stock at a par value of $.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic's charter. Sonic had issued and outstanding 12,250,000 shares of Class B common stock at December 31, 1999 and 2000.

  Treasury Stock/Share Repurchase Program--Over the course of 1999 and 2000, Sonic's Board of Directors has authorized Sonic to expend up to $75 million to repurchase shares of its Class A common stock or redeem

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
securities convertible into Class A common stock. As of December 31, 2000, Sonic has repurchased 3,576,363 shares of Class A common stock at an average price per share of approximately $9.18. As of December 31, 1999, Sonic had repurchased 723,600 shares of Class A common stock at an average price per share of approximately $8.79. Subsequent to December 31, 2000, Sonic has purchased an additional 1,410,800 shares of Class A common stock for approximately $10.7 million. Sonic will continue to repurchase shares in the open market from time to time subject to market conditions.

  Stock Split--All share and per share amounts included in the accompanying consolidated financial statements for all periods presented have been adjusted to reflect a 2 for 1 stock split of the Class A common stock and Class B common stock effective January 25, 1999.

  Warrants--In connection with Sonic's prior year acquisitions, Sonic has issued warrants to purchase 242,782 shares of Class A common stock at exercise prices ranging from $6.00 per share to $11.27 per share. The warrants expire on various dates from January 15, 2003 to November 30, 2003. Sonic has recorded the issuance of such warrants at their estimated fair value on the date of issuance.

  Per Share Data--The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on net income per share:

                            For the year ended       For the year ended       For the year ended
                            December 31, 1998        December 31, 1999        December 31, 2000
                         ------------------------ ------------------------ ------------------------
                           Net          Per-share   Net          Per-share   Net          Per-share
                         Income  Shares  amount   Income  Shares  amount   Income  Shares  amount
                         ------- ------ --------- ------- ------ --------- ------- ------ ---------
Basic Net Income Per
 Share.................. $18,557 22,852   $0.81   $44,649 31,744   $1.41   $74,172 42,518   $1.74
                                          =====                    =====                    =====
Effect of Dilutive
 Securities:
 Stock compensation
  plans.................     --     630               --     949               --     455
 Warrants...............     --      32               --      78               --      31
 Convertible Preferred
  Stock.................     --   1,456               --   2,477               --     822
                         ------- ------           ------- ------           ------- ------
Diluted Net Income Per
 Share.................. $18,557 24,970   $0.74   $44,649 35,248   $1.27   $74,172 43,826   $1.69
                         ======= ======   =====   ======= ======   =====   ======= ======   =====

  In addition to the stock options included in the table above, options to purchase 2,688,676 shares of Class A common stock were outstanding during 2000 but were not included in the computation of diluted EPS because the options were anti-dilutive.

9. Employee Benefit Plans

  Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the plan were not significant in any period presented.

 Stock Option Plans

  Sonic currently has three option plans, the Sonic Automotive, Inc. 1997 Stock Option Plan (the "Stock Option Plan"), the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (the "Directors' Plan"), and the FirstAmerica Automotive, Inc. 1997 Stock Option Plan ( the "First America Plan").

  The Stock Option Plan was adopted by the Board of Directors in order to attract and retain key personnel. At December 31, 2000, there are 6.0 million shares authorized for issuance under the Stock Option Plan. Under the Stock Option Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, consultants and other individuals providing services to Sonic. The options generally are granted at the fair market value of Sonic's Class A common stock at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

  The Directors' Plan authorizes options to purchase up to an aggregate of 600,000 shares of Class A common stock. Under the plan, each outside director shall be awarded on or before March 31st of each year an option to purchase 10,000 shares at an exercise price equal to the fair market value of the Class A common stock at the date of the award. Options granted under the Directors' Plan become exercisable six months, and expire ten years, after their date of grant.

  In connection with its acquisition of FirstAmerica Automotive, Inc., Sonic agreed to assume the FirstAmerica Plan. The FirstAmerica Plan was amended and restated as of December 10, 1999 to provide that each unexpired option to purchase FAA's Class A common stock that was outstanding under the FirstAmerica Plan be converted into an option to purchase shares of Sonic's Class A common stock. A conversion factor of .32232 shares of Sonic's Class A common stock for each share covered by options to purchase FAA Class A common stock was utilized to retain the aggregate intrinsic value of the options immediately before the change and, accordingly, a new measurement date did not result from the conversion. Other than the conversion to options for Sonic's stock, there were no significant changes to the FirstAmerica Plan. Options continue to vest according to the terms of the original option agreements, generally over a five year period, and expire if unexercised ten years from the date of grant.

  A summary of the status of Sonic's stock option plans as of December 31, 1998, 1999 and 2000 and changes during the years ended on those dates is presented below.

                                                  Exercise Price Weighted Average
                              Number of Options     Per Share     Exercise Price
                            --------------------- -------------- ----------------
                            (shares in thousands)
   Outstanding at December
    31, 1997...............         1,176             $6.00           $ 6.00
     Granted...............         1,433           7.25-9.19           8.61
     Exercised.............           (72)             6.00             6.00
                                    -----
   Outstanding at December
    31, 1998...............         2,537           6.00-9.19           7.48
     Granted...............         1,643          10.06-18.32         14.27
     Options assumed from
      acquired company.....           467           2.85-13.12          9.73
     Exercised.............          (212)          6.00-7.25           6.18
     Forfeited.............          (248)          6.00-15.44          9.29
                                    -----
   Outstanding at December
    31, 1999...............         4,187           2.85-18.32         10.35
     Granted...............         1,868           7.94-11.19          9.15
     Exercised.............          (300)          2.85-13.12          5.95
     Forfeited.............          (683)          2.85-15.44         10.33
                                    -----
   Outstanding at December
    31, 2000...............         5,072          $2.85-18.32        $10.13
                                    =====

  The following table summarizes information about stock options outstanding at December 31, 2000:

                                  Shares     Weighted Average                    Shares
                              Outstanding at    Remaining     Weighted Average Exercisable Weighted Average
   Range of Exercise Prices      12/31/00    Contractual Life  Exercise Price  at 12/31/00  Exercise Price
   ------------------------   -------------- ---------------- ---------------- ----------- ----------------
                                                          (shares in thousands)
   $ 2.85...................         61           6.53 years       $ 2.85            42         $2.85
   $ 6.00-7.25..............        919            7.02              6.34           840          6.26
   $ 7.94-8.88..............      1,144            9.42              8.09            40          8.88
   $ 9.19-13.12.............      1,766            8.52             10.28           848          9.53
   $13.63-18.32.............      1,182            8.35             15.20           533         15.23
                                  -----           -----            ------         -----         -----
     Totals.................      5,072           8.39 years       $10.13         2,303         $9.53
                                  =====           =====            ======         =====         =====

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

  The weighted average fair value of options granted or assumed was $4.63, $6.76 and $4.41 per share in 1998, 1999 and 2000, respectively. The fair value of each option granted during 1998, 1999 and 2000 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                            1998         1999          2000
                                         ----------- ------------- -------------
   Employee Stock Purchase Plan
     Dividend yield.....................     n/a          n/a           n/a
     Risk free interest rates...........    5.51%     4.49%-6.15%   5.32%-6.74%
     Expected lives.....................  1.0 year   0.25-1.0 year 0.25-1.0 year
     Volatility.........................   61.31%       53.15%        44.85%

   Stock Option Plans
     Dividend yield.....................     n/a          n/a           n/a
     Risk free interest rates........... 4.24%-5.57%  4.53%-6.15%   5.92%-6.53%
     Expected lives.....................   5 years     3-5 years      5 years
     Volatility.........................   61.31%       53.15%        44.85%

 Employee Stock Purchase Plan

  The Board of Directors and stockholders of Sonic adopted the Sonic Automotive, Inc. Employee Stock Purchase Plan (the "ESPP") to attract and retain key personnel. Under the terms of the ESPP, on January 1 of each year all eligible employees electing to participate will be granted an option to purchase shares of Class A common stock. Sonic's Compensation Committee will annually determine the number of shares of Class A common stock available for purchase under each option. The purchase price at which Class A common stock will be purchased through the ESPP will be 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the applicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise dates are the last trading days on the New York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. Options will expire on the last exercise date of the calendar year in which granted.

  During 2000, the Board of Directors, pursuant to Sonic's ESPP and with the approval of the stockholders at Sonic's 2000 Annual Meeting, increased the authorized shares from 1.2 million to 1.8 million and issued options exercisable for approximately 524,000 shares of Class A common stock, granting 300 shares to each participant in the ESPP.

 Nonqualified Employee Stock Purchase Plan

  The Board of Directors of Sonic adopted the Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan (the "Nonqualified ESPP") to provide options to purchase Class A common stock to employees of Sonic's subsidiaries that are not eligible to participate in the ESPP. Employees of Sonic who are eligible to participate in the ESPP are not eligible to participate in the Nonqualified ESPP. Under the terms of the Nonqualified ESPP, on January 1 of each year all employees eligible to participate in the Nonqualified ESPP and who elect to participate in the Nonqualified ESPP will be granted an option to purchase shares of Class A common stock. Sonic's Compensation Committee will annually determine the number of shares of Class A common stock available for purchase under each option.

  The purchase price at which Class A common stock will be purchased through the Nonqualified ESPP will be 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the applicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
dates are the last trading days on the New York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. Options will expire on the last exercise date of the calendar year in which granted. In adopting the Nonqualified ESPP the Board of Directors authorized options to be granted under the Nonqualified ESPP for 300,000 shares of Class A common stock.

  Under both the ESPP and the Nonqualified ESPP, Sonic issued approximately 93,600 and 147,800 shares to employees in 1999 and 2000 at a weighted average purchase price of $10.70 and $7.27 per share, respectively. The weighted average fair value of shares granted under both plans was $2.91 and $2.95 per share in 1999 and 2000, respectively.

  Sonic has adopted the disclosure-only provisions of SFAS No. 123. No compensation cost has been recognized for Sonic's stock-based compensation plans in the accompanying consolidated financial statements. Had compensation cost for the stock-based compensation plans been determined based on their fair value as prescribed by SFAS No. 123, Sonic's pro forma net income and diluted net income per share would have been $16.8 million and $0.67, respectively for 1998, $39.9 million and $1.13, respectively for 1999, and $70.4 million and $1.61, respectively for 2000.

10. Commitments and Contingencies

 Facility Leases

  Certain properties leased by Sonic's dealerships are, or since the beginning of the last fiscal year were, owned by Sonic's officers or directors or their affiliates. These leases contain terms comparable to, or more favorable to Sonic than, terms that would be obtained from unaffiliated third parties. Minimum future rental payments required under noncancelable operating leases are as follows:

                                                       Related  Third
                                                       Parties Parties   Total
                                                       ------- -------- --------
   Year Ending December 31,
     2001............................................. $ 3,930 $ 54,331 $ 58,261
     2002.............................................   4,108   51,672   55,780
     2003.............................................   3,810   51,691   55,501
     2004.............................................   3,810   51,995   55,805
     2005.............................................   3,810   50,458   54,268
     Thereafter.......................................  25,331  276,253  301,584
                                                       ------- -------- --------
       Total.......................................... $44,799 $536,400 $581,199
                                                       ======= ======== ========

  Total rent expense for the years ended December 31, 1998, 1999, and 2000 was approximately $10.5 million, $26.4 million and $54.7 million, respectively. Of these amounts, approximately $7.5 million, $7.7 million and $3.3 million, respectively, were paid to related parties.

 Other Contingencies

  Sonic is involved in various legal proceedings. Management believes based on advice of counsel that the outcome of such proceedings will not have a materially adverse effect on Sonic's financial position or future results of operations and cash flows.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

11. Summary of Quarterly Financial Data (Unaudited)

  The following table summarizes the Company's results of operations as presented in the Consolidated Statements of Income by quarter for 1999 and 2000.

                                       First      Second     Third      Fourth
                                      Quarter    Quarter    Quarter    Quarter
                                     ---------- ---------- ---------- ----------
Year Ended December 31, 1999:
  Total revenues.................... $  593,452 $  723,530 $  869,964 $1,163,877
  Gross profit...................... $   78,075 $   94,261 $  116,654 $  165,433
  Operating income.................. $   18,954 $   24,588 $   31,012 $   41,256
  Income before taxes............... $   10,848 $   16,230 $   20,543 $   25,353
  Net income........................ $    6,687 $   10,101 $   12,583 $   15,278
  Diluted net income per share...... $     0.24 $     0.30 $     0.33 $     0.38

Year Ended December 31, 2000:
  Total revenues.................... $1,464,401 $1,548,339 $1,594,861 $1,444,875
  Gross profit...................... $  208,034 $  219,298 $  228,741 $  209,114
  Operating income.................. $   49,001 $   58,655 $   57,328 $   44,133
  Income before taxes............... $   28,416 $   36,347 $   35,119 $   19,991
  Net income........................ $   17,371 $   22,452 $   22,059 $   12,291
  Diluted net income per share...... $     0.39 $     0.51 $     0.51 $     0.29