Form 10-Q
period 2001-03-31
SONIC AUTOMOTIVE INC
filed 2001-05-15
CIK 1043509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                 (704) 566-2400
                  (Registrant's telephone number, including area code)

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

Yes  X   No
    ---     -------

As of May 10, 2001, there were 27,639,442 shares of Class A Common Stock and 12,250,000 shares of Class B Common Stock outstanding.

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

                  Consolidated Statements of Income - three-month periods ended
                       March 31, 2000 and March 31, 2001

                  Consolidated Balance Sheets -
                       December 31, 2000 and March 31, 2001

                  Consolidated Statement of Stockholders'
                       Equity - three-month period ended March 31, 2001

                  Consolidated Statements of Cash Flows - three-month periods ended March 31, 2000 and March 31, 2001

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

                                       2

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                            March 31,
                                                                      2000           2001
                                                                 --------------- -------------
REVENUES:
     New vehicles                                                $       854,034 $     878,608
     Used vehicles                                                       305,431       314,347
     Wholesale vehicles                                                  101,012       116,853
                                                                 --------------- -------------
        Total vehicles                                                 1,260,477     1,309,808
     Parts, service and collision repair                                 165,587       189,361
     Finance, insurance and other                                         38,337        41,036
                                                                 --------------- -------------
        Total revenues                                                 1,464,401     1,540,205

COST OF SALES                                                          1,256,367     1,318,266
                                                                 --------------- -------------
GROSS PROFIT                                                             208,034       221,939

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             153,466       171,467

DEPRECIATION                                                               1,517         1,725

GOODWILL AMORTIZATION                                                      4,050         4,451
                                                                 --------------- -------------
OPERATING INCOME                                                          49,001        44,296

OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                                         10,357        12,242
     Interest expense, other                                              10,266        10,005
     Other income                                                             38            59
                                                                 --------------- -------------
        Total other expense, net                                          20,585        22,188
                                                                 --------------- -------------
INCOME BEFORE INCOME TAXES                                                28,416        22,108

PROVISION FOR INCOME TAXES                                                11,045         8,625
                                                                 --------------- -------------
NET INCOME                                                       $        17,371     $  13,483
                                                                 =============== =============

BASIC NET INCOME PER SHARE                                       $          0.41       $  0.33
                                                                 =============== =============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                            42,088        41,271
                                                                 =============== =============
DILUTED NET INCOME PER SHARE                                     $          0.39       $  0.33
                                                                 =============== =============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                                            44,877        41,473
                                                                 =============== =============


           See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)




                                                                                   March 31,
                                                                   December 31,      2001
                                                                       2000       (Unaudited)
                                                                  -------------- -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $      109,325  $    103,699
   Receivables, net                                                      127,865       125,528
   Inventories                                                           773,785       741,978
   Other current assets                                                   26,428        22,618
                                                                  -------------- -------------
     Total current assets                                              1,037,403       993,823

PROPERTY AND EQUIPMENT, NET                                               72,966        84,009

GOODWILL, NET                                                            668,782       685,808

OTHER ASSETS                                                              10,097        10,904
                                                                  -------------- -------------
TOTAL ASSETS                                                      $    1,789,248  $  1,774,544
                                                                  ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable - floor plan                                     $      684,718  $    643,965
   Trade accounts payable                                                 50,274        49,742
   A ccrued interest                                                      10,279         5,784
   Other accrued liabilities                                              70,453        79,283
   Current maturities of long-term debt                                    2,597         2,597
                                                                  -------------- -------------
     Total current liabilities                                           818,321       781,371

LONG-TERM DEBT                                                           485,212       504,315

OTHER LONG-TERM LIABILITIES                                                5,733         5,731

PAYABLE TO THE COMPANY'S CHAIRMAN                                          5,500         5,500

DEFERRED INCOME TAXES                                                     21,093        22,887

INCOME TAX PAYABLE                                                         2,467         2,923

STOCKHOLDERS' EQUITY:
   Class A Convertible Preferred Stock                                       251            -
   Class A Common Stock                                                      333           333
   Class B Common Stock                                                      123           123
   Paid-in capital                                                       329,489       329,721
   Retained earnings                                                     153,564       167,047
   Treasury Stock, at cost                                               (32,838)      (45,407)
                                                                  -------------- -------------
     Total stockholders' equity                                          450,922       451,817
                                                                  -------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    1,789,248  $  1,774,544
                                                                  ============== =============

           See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Dollars and shares in thousands)
                                  (Unaudited)


                           Preferred           Class A             Class B                                                Total
                             Stock           Common Stock        Common Stock      Paid-In     Retained    Treasury    Stockholders'
                         Shares  Amount    Shares    Amount    Shares    Amount    Capital     Earnings      Stock        Equity
                        -------- ------    ------    ------    ------    ------   ---------   ----------  ----------   -------------
BALANCE AT
December 31, 2000         --     $ 251     33,292    $  333    12,250    $  123   $ 329,489   $  153,564   $ (32,838)  $    450,922
   Shares awarded under
     stock compensation
     plans                                     39                                       232                                     232
   Redemption of
     Preferred Stock              (251)                                                                                        (251)
   Purchase of
     Treasury Stock                                                                                          (12,569)       (12,569)
   Net income                                                                                     13,483                     13,483
                        -------- ------    ------    ------    ------    ------   ---------   ----------  ----------   -------------
BALANCE AT
March 31, 2001             -     $  -      33,331    $  333    12,250    $  123   $ 329,721   $  167,047  $  (45,407)  $    451,817
                        ======== ======    ======    ======    ======    ======   =========   ==========  ==========   =============

           See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      2000          2001
                                                                                   ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $  17,371      $  13,483
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                5,567          6,176
          Changes in assets and liabilities that relate to operations:
             Receivables                                                             (11,679)        10,263
             Inventories                                                             (22,880)        69,465
             Other assets                                                             (1,712)         2,319
             Notes payable - floor plan                                               16,551        (88,057)
             Trade accounts payable and other liabilities                             11,548          4,058
                                                                                   ---------     ----------
               Total adjustments                                                      (2,605)         4,224
                                                                                   ---------     ----------
          Net cash provided by operating activities                                   14,766         17,707
                                                                                   ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of dealerships, net of cash acquired                                   (47,152)       (25,733)
     Purchases of property and equipment                                              (9,519)       (11,323)
     Proceeds from sales of property and equipment                                     1,168            865
     Proceeds from sales of dealerships                                                  550          7,042
                                                                                   ---------     ----------
          Net cash used in investing activities                                      (54,953)       (29,149)
                                                                                   ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on revolving credit facilities                                      47,763         19,182
     Payments on long-term debt                                                       (1,459)          (575)
     Purchases of Class A common stock                                                (5,660)       (12,569)
     Redemptions of Preferred Stock                                                   (3,500)          (251)
     Issuance of shares under stock compensation plans                                   243            232
     Advances to (repayments from) affiliated companies                                2,084           (203)
                                                                                   ---------     ----------
          Net cash provided by financing activities                                   39,471          5,816
                                                                                   ---------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (716)        (5,626)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        83,111        109,325
                                                                                   ---------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  82,395     $  103,699
                                                                                   =========     ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Preferred Stock issued for acquisitions and contingent                        $  11,589         -
        consideration
     Conversion of Preferred Stock                                                 $  21,904         -

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



                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (All tables in thousands except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- The accompanying unaudited financial information for the three months ended March 31, 2000 and 2001 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. ("Sonic") for the year ended December 31, 2000.

         Revenue Recognition -- Sonic records revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered.

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

         Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Commission expense charged to cost of sales was approximately $6.2 million and $6.3 million for the three months ended March 31, 2000 and 2001, respectively.

         Goodwill -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross amount of goodwill at December 31, 2000 was $ 697.8 million and at March 31, 2001 was $719.2 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 37.4% and 148.3%, respectively, at December 31, 2000 and 38.6% and 151.8%, respectively, at March 31, 2001. Generally accepted accounting principles in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. Sonic has determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, Sonic is amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if Sonic attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, Sonic would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. Sonic periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. Sonic has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. Sonic will incur additional goodwill in future acquisitions.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

         Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts in the accompanying financial statements which require the use of significant estimates are accounts receivable, inventories, intangible assets, income taxes and certain accrued expenses.

         Segment Information -- Sonic's business is fundamentally managed based on individual dealership operating performance. Each of Sonic's dealerships have similar economic and operating characteristics. Each dealership sells similar products and services (new and used vehicles, parts, service and collision repair services), uses similar processes in selling its product and services, and sell its products and services to similar classes of customers. As a result, Sonic's dealerships are aggregated into a single operating segment for purposes of reporting financial condition and results of operations.

2. BUSINESS ACQUISITIONS

Acquisitions Completed During the Three Months Ended March 31, 2001:

         During the first three months of 2001, Sonic acquired three dealerships for approximately $31.2 million in cash. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates. The aggregate purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. We are still in the process of obtaining data necessary to complete the allocation of the purchase price of these acquisitions. As a result, the values of assets and liabilities included in the table below reflect preliminary estimates where actual values have not yet been determined, and may ultimately be different than amounts recorded once actual values are determined. Any adjustment to the value of the assets and liabilities will be recorded against goodwill.

Working capital                           $        8,167
Property and equipment                             2,703
Goodwill                                          21,639
Non-current liabilites assumed                    (1,345)
                                          --------------
Total purchase price                      $       31,164
                                          ==============

         The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisitions completed during the three months ended March 31, 2000 and March 31, 2001 had occurred as of the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the period presented. These results are also not necessarily indicative of the results of future operations.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. BUSINESS ACQUISITIONS - (Continued)

                                                 Three Months Ended March 31,
                                                   2000                 2001
                                            --------------        -------------
            Total revenues                  $    1,704,557        $   1,548,321
            Gross profit                    $      231,000        $     222,818
            Net income                      $       18,370        $      12,984
            Diluted income per share        $         0.41        $        0.31

Sale of Dealership Subsidiaries:

                  In the ordinary course of business, we evaluate dealerships for possible disposition based on various performance criteria. During the three months ended March 31, 2001, we sold or otherwise disposed of assets from six of our dealership franchises which contributed approximately $25.7 million in revenues in 2001. Proceeds, net of disposal costs, from these dispositions were approximately $7.0 million, and we have recognized no material gains or losses on these dispositions.

3. INVENTORIES

   Inventories consist of the following:
                                               December 31,          March 31,
                                                   2000                 2001
                                              -------------       --------------
     New vehicles                             $     591,583       $      547,997
     Used vehicles                                  116,836              126,785
     Parts and accessories                           48,916               47,523
     Other                                           16,450               19,673
                                              -------------       --------------
     Total                                    $     773,785       $      741,978
                                              =============       ==============


4. PROPERTY AND EQUIPMENT

   Property and equipment is comprised of the following:

                                               December 31,          March 31,
                                                   2000                 2001
                                              -------------       --------------
     Land                                     $          53       $        1,802
     Building and improvements                       25,771               26,064
     Office equipment and fixtures                   23,599               24,805
     Parts and service equipment                     20,132               20,204
     Company vehicles                                 5,812                6,001
     Construction in progress                        12,244               21,349
                                              -------------       --------------
     Total, at cost                                  87,611              100,225
     Less accumulated depreciation                  (14,645)             (16,216)
                                              -------------       --------------
     Property and equipment, net              $      72,966       $       84,009
                                              =============       ==============

         In addition to the $21.3 million classified as construction in progress at March 31, 2001, Sonic has incurred approximately $5.1 million in construction costs on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying unaudited consolidated balance sheet as of March 31, 2001. At December 31, 2000 Sonic had classified $5.2 million of such construction costs in other current assets.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. LONG-TERM DEBT

Revolving Facility

         We currently have a revolving credit facility (the "Revolving Facility") with Ford Motor Credit Company ("Ford Motor Credit") and Chrysler Financial Corporation ("Chrysler Financial") with a borrowing limit of $500 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $433.0 million at March 31, 2001). Amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 5.08% at March 31, 2001) and will mature on October 31, 2003 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit and Chrysler Financial). The weighted average interest rate on the Revolving Facility was 8.53% for the three months ended March 31, 2001. Borrowings, net of repayments, under the Revolving Facility for the three months ended March 31, 2001 were approximately $19.2 million and were primarily used to finance acquisitions. The total outstanding balance as of March 31, 2001 was approximately $373.0 million. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide for the general working capital needs of Sonic and other general corporate purposes.

         We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants include specified ratios as follows:

    (bullet) current assets to current liabilities (at least 1.23:1), (bullet) earnings before interest, taxes, depreciation and amortization
             (EBITDA) and rent less capital expenditures to fixed charges (at least 1.4:1),
    (bullet) EBITDA to interest expense (at least 2:1) and (bullet) total adjusted debt to EBITDA (no greater than 2.25:1).

         In addition, the loss of voting control over Sonic by Bruton Smith, Chairman and Chief Executive Officer, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic is in compliance with all restrictive covenants as of March 31, 2001.

Mortgage Facility

         We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on June 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. The total outstanding balance under the Construction Loan as of March 31, 2001 was approximately $4.6 million.

         Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. As of March 31, 2001, no amounts were outstanding under the Permanent Loan.

       The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of March 31, 2001.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Payable to Company's Chairman

         Sonic has a note payable to Mr. Smith in the amount of $5.5 million (the "Subordinated Smith Loan"). The Subordinated Smith Loan bears interest at Bank of America's announced prime rate plus 0.5% (prime rate was 8% at March 31, 2001) and has a stated maturity date of November 30, 2000. Under the terms of certain subordination agreements currently in effect, however, all amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid only after all amounts owed by Sonic under the Revolving Facility, Sonic's floor plan financing facility with Ford Motor Credit and Sonic's senior subordinated notes are fully paid in cash. Accordingly, the Subordinated Smith Loan has been classified as non-current on the accompanying consolidated balance sheets.

7. CAPITAL STRUCTURE AND PER SHARE DATA

         Preferred Stock - Sonic has 3 million shares of "blank check" preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the "Preferred Stock") which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. As of March 31, 2001 there were no shares issued and outstanding.

         Common Stock - Sonic has two classes of common stock. Sonic has authorized 100 million shares of Class A common stock at a per value of 0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic had 33,291,933 and 33,331,106 shares of Class A common stock issued at December 31, 2000 and March 31, 2001, respectively. Of these issued shares, there were 29,715,570 and 28,098,943 shares outstanding at December 31, 2000 and March 31, 2001, respectively. Sonic has also authorized 30 million shares of Class B common stock at a per value of $.01 pre share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic's charter. Sonic had issued and outstanding 12,250,000 shares of Class B common stock at December 31, 2000 and March 31, 2001.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. CAPITAL STRUCTURE AND PER SHARE DATA - (Continued)

         Treasury Stock/Share Repurchase Program - Our Board of Directors has authorized us to expend up to $100 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. As of March 31, 2001 we had repurchased 5,232,163 million shares of Class A common stock for approximately $45.4 million and had also redeemed 13,801.50 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million. Through May 10, 2001, we have repurchased approximately 5,691,664 million shares of Class A common stock for approximately $49.1 million and have redeemed 13,801.5 shares of Class A convertible preferred stock for approximately $13.8 million. We will continue to repurchase shares from time to time subject to market conditions.

         Per Share Data - The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on net income per share.

                                           For the three months ended             For the three months ended
                                               March 31, 2000                         March 31, 2001
                                           --------------------------             --------------------------
                                                               Per-share                              Per-share
                                     Income         Shares      amount        Income       Shares       amount
                                    --------      ----------   ---------     --------    ----------  -----------
                                     (Dollars and Shares in thousands        (Dollars and Shares in thousands
                                           except per share amounts)              except per share amounts)
Basic Net Income Per Share          $ 17,371          42,088    $   0.41     $ 13,483        41,271     $   0.33
                                                               =========                              ==========
Effect of Dilutive Securities:
   Stock compensation plans                              384                                    161
   Warrants                                               28                                     18
   Convertible Preferred Stock                         2,377                                     23
                                    ---------     ----------                 --------    ----------
Diluted Net Income Per Share        $  17,371         44,877    $   0.39     $ 13,483        41,473     $   0.33
                                    =========     ==========   =========     ========    ==========   ==========


     In addition to the stock options included in the table above, options to purchase 4,351,124 shares of Class A common stock were outstanding during the three months ended March 31, 2001 but were not included in the computation of diluted net income per share because the options were antidilutive.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Unaudited Consolidated Financial Statements and the related notes thereto.

Overview

         We are the second largest automotive retailer in the United States, as measured by total revenue, operating 165 dealership franchises and 30 collision repair centers throughout the United States as of May 15, 2001. We own and operate franchises for 31 different brands of cars and light trucks, providing comprehensive services including sales of both new and used cars and light trucks, replacement parts and vehicle maintenance, warranty, paint and repair services. We also arrange extended warranty contracts and financing and insurance for our automotive customers.

         The following table depicts the breakdown of our new vehicle revenues by brand for the first quarter of 2001 compared to the first quarter of 2000:


                                                                                Percentage of New Vehicle Revenues for
                                                                                     the three months ended March 31,
                                                                                        2000               2001
                                                                                      -------            -------
         Brand
         Ford................................................................           14.5%              16.7%
         Honda...............................................................           13.8%              13.6%
         Toyota..............................................................            8.3%              11.5%
         BMW.................................................................           10.1%              11.1%
         General Motors (1)..................................................           10.9%              11.0%
         Chrysler (2)........................................................           12.9%               9.6%
         Nissan..............................................................            6.6%               5.8%
         Lexus...............................................................            4.7%               5.6%
         Other (3)...........................................................           18.2%              15.1%
                                                                                      -------            -------
         Total...............................................................          100.0%             100.0%
                                                                                      =======            =======

(1)   Includes Buick, Cadillac, Chevrolet, GMC, Oldsmobile and Pontiac
(2)   Includes Chrysler, Dodge, Jeep and Plymouth
(3) Includes Acura, Audi, Hyundai, Infiniti, Isuzu, KIA, Land Rover, Lincoln, Mercedes, Mercury, Mitsubishi, Porsche, Subaru, Volkswagen and Volvo

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

         The automobile industry is cyclical and historically has experienced periodic downturns, characterized by oversupply and weak demand. Many factors affect the industry including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates and available credit. During the first quarter of 2001, we saw a significant decline in vehicle sales of domestic manufacturer brands as compared to the same period in the prior year as a result of these factors. On a same store basis, new vehicle revenues declined by approximately 6.9% in the first quarter of 2001 compared to the same period last year, and used vehicle revenues declined by approximately 7.3% compared to the same period last year. We expect this slowdown in domestic vehicle sales to continue during 2001.

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

         Salary expense, employee benefits costs, facility rent and advertising expenses comprise the majority of our selling, general and administrative expenses. Approximately 62.0% of our selling, general and administrative expenses for the three months ended March 31, 2001 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable expenses, such as advertising (7.5% of selling, general and administrative expenses) and non-salaried sales compensation (48.6%) expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. In addition, management compensation is tied to individual dealership profitability and stock price appreciation through stock options.

         Interest expense fluctuates based primarily on the level of the inventory of new vehicles held at our dealerships, substantially all of which is financed through floor plan financing, as well as the amount of indebtedness incurred for acquisitions. Our floor plan expenses are substantially offset by amounts received from manufacturers, in the form of floor plan inventory incentives. These payments are credited against our cost of sales. During the three months ended March 31, 2000, we received approximately $8.1 million in manufacturer inventory incentives which resulted in an effective borrowing rate under our floor plan facilities of approximately 2.5%.

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

         We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our Unaudited Consolidated Financial Statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to March 31, 2001. As a result of the effects of our acquisitions, the historical unaudited consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Results of Operations

         The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in our Unaudited Consolidated Statements of Income.


                                                                                    Percentage of total revenues for
                                                                                    the three months ended March 31,
                                                                                         2000               2001
                                                                                       -------            -------
     Revenues:
         New vehicle ........................................................            58.3%              57.0%
         Used vehicle (including wholesale)..................................            27.8%              28.0%
         Parts, service and collision repair.................................            11.3%              12.3%
         Finance, insurance and other........................................             2.6%               2.7%
                                                                                       -------            -------
     Total revenues..........................................................           100.0%             100.0%
     Cost of sales...........................................................            85.8%              85.6%
                                                                                       -------            -------
     Gross profit............................................................            14.2%              14.4%
     Selling, general and administrative expenses............................            10.5%              11.1%
     Depreciation............................................................             0.1%               0.1%
     Goodwill amortization...................................................             0.3%               0.3%
                                                                                       -------            -------
     Operating income........................................................             3.3%               2.9%
     Interest expense, floor plan............................................             0.7%               0.8%
     Interest expense, other.................................................             0.7%               0.7%
                                                                                       -------            -------
     Income before income taxes..............................................             1.9%               1.4%
     Income tax expense......................................................             0.7%               0.5%
                                                                                       -------            -------
     Net Income..............................................................             1.2%               0.9%
                                                                                       =======            =======

Revenues

         Revenues grew in each of our primary revenue areas in the first quarter of 2001, causing total revenues to increase $75.8 million, or 5.2%, over the same period in the previous year. The increase resulted from approximately $141.9 million in revenues contributed by acquisitions completed in 2000 and 2001, net of $25.7 million in revenues associated with dealership dispositions, which was offset by an approximate $66.1 million decline in revenues from dealerships owned longer than one year.

         New Vehicles: Revenues from the sale of new vehicles increased approximately $24.6 million, or 2.9%, in the first quarter of 2001 compared to the first quarter of 2000, representing a decrease in unit sales of approximately 0.4% but an increase in the average selling price of approximately 3.3%. The overall decrease in unit sales resulted from a decrease of 3,389 units from dealerships owned longer than one year offset by unit sales of 3,240 contributed by dealerships acquired, net of dealerships disposed, in 2000 and 2001. The decline in units from dealerships owned longer than one year was primarily isolated to domestic brands which have experienced weaker demand under deteriorating economic conditions.

     The following charts depict the percentage of new vehicle units and revenues contributed by domestic, import and luxury import brands in the first quarter of 2001 compared to the first quarter of 2000:

[2 Graphs depicting Revenues and Units appears here]

                       Revenues                         Units
              Q1 2000            Q1 2001        Q1 2000      Q1 2001
              -------            -------        -------      -------
Luxury Import  25.3%              25.5%          15.3%        15.5%
Import         34.7%              35.9%          42.5%        44.4%
Domestic       40.0%              38.6%          42.2%        40.1%

         Used Vehicles: Revenues from retail sales of used vehicles increased approximately 2.9% in the first quarter of 2001 compared to the first quarter of 2000, representing an increase in unit sales of approximately 0.6% and an increase in the average selling price of approximately 2.3%. The increase in unit sales resulted from sales of 2,120 units contributed by dealerships acquired in 2000 and 2001, net of dealerships disposed, offset by a decrease of 2,004 units from dealerships owned longer than one year. The decline in unit sales from dealerships owned longer than one year was isolated to dealerships representing predominantly domestic franchises, in which used unit sales declined approximately 26.5%, compared to dealerships representing predominantly import franchises in which used unit sales declined only 0.2%.

         Fixed Operations and Finance and Insurance: Revenues from parts, service and collision repair increased approximately 14.4% in the first quarter of 2001 compared to the same period last year, of which approximately 66.5% resulted from acquisitions, net of dealerships disposed. Parts, service and collision repair revenues from dealerships owned longer than one year increased approximately 5.4% resulting from continuing emphasis on training and development as well as implementation of best business practices. Finance and insurance revenue increased approximately 7.0% in the first quarter of 2001 compared with the same period last year, the majority of which resulted from acquisitions. Finance and insurance revenues per vehicle increased approximately 7.1% in the first quarter of 2001 compared to the first quarter of 2000. In addition, despite a decrease in new vehicle revenues from dealerships owned longer than one year of approximately 6.9% in the first quarter of 2001 compared to the first quarter of 2000, finance and insurance revenues from those dealerships declined only 0.4%, reflecting an increase in finance and insurance revenues per vehicle of 12.2%. These increases result from management's continued focus on improving training and development programs for finance and insurance sales people.

Gross profit and gross margins

         Gross profit increased 6.7% in the first quarter of 2001 compared to the same period last year. The increase resulted primarily from the additional revenues from acquisitions net of dealership dispositions, offset by a slight decline in gross profit from dealerships owned longer than one year of approximately 1.0%. Our overall gross margin percentage increased to 14.4% in the first quarter of 2001 from 14.2% in the first quarter of 2000, due primarily to an increase in the percentage of revenues contributed by parts, service, collision repair services and finance and insurance products, which earn higher margins than vehicles sales. Parts, service and collision repair revenues as a percentage of total revenues increased to 12.3% in the first quarter of 2001 from 11.3% in the first quarter of 2000. Finance and insurance revenues as a percentage of total revenues increased to 2.7% in the first quarter of 2001 from 2.6% in the first quarter of 2000. In addition, the gross margins earned on our parts, service, collision repair and finance and insurance products increased to 52.3% in the first quarter of 2001 from 51.6% in the first quarter of 2000 reflecting management's increasing emphasis on training and development and the implementation of best business practices, including variable pricing structures, expense controls and compensation controls.

         The following graph depicts our mix of revenue and gross profit for the first quarter of 2001 compared to the first quarter of 2000:

[2 Graphs appear here for Revenue and Gross Profit]

                                         Q1 2000                Q1 2001
                                         -------                -------
                                    Revenue  Gross Profit  Revenue  Gross Profit
                                    -------  ------------  -------  ------------
New vehicles                         58.3%      33.4%       57.0%      30.9%
Used vehicles                        27.8%      16.1%       28.0%      14.8%
Parts, service and collision repair  11.3%      35.1%       12.3%      38.7%
Finance and insurance                 2.6%      15.4%        2.7%      15.6%

Selling, general and administrative expenses

         Selling, general and administrative expenses increased 11.7% in the first quarter of 2001 compared to the first quarter of 2000, of which approximately 76.5% resulted from acquisitions, net of dealerships disposed. In the first quarter of 2001, approximately 62.0% of selling, general, and administrative expenses were variable, compared to 64.2% in the first quarter of 2000, and approximately 38.0% were fixed, compared to 35.8% in the first quarter of 2000. As a percentage of total revenues, total selling, general and administrative expenses increased to 11.1% in the first quarter of 2001 from 10.5% in the first quarter of 2000. These increases resulted from declines in revenues from dealerships owned longer than one year, which resulted in fewer revenues available to cover fixed expenses, as well as increases in compensation expense and rent and related expenses. Compensation programs, which represent over 50% of total selling, general, and administrative expenses, are primarily based on gross profits. As a result, the improvement in gross profit margins resulted in an increase in compensation expense as a percentage of revenues to 6.6% in the first quarter of 2001 from 6.4% in the first quarter of 2000. Rent and related expenses increased approximately 26.3% in the first quarter of 2001 compared to the first quarter of 2000 due primarily to the completion of new facility projects which were sold in sale-leaseback transactions.

Depreciation and amortization

         Depreciation expense, excluding goodwill amortization, increased approximately 13.7% in the first quarter of 2001 compared to the same period last year. The balance of gross property and equipment, excluding land and construction in process, increased approximately $1.7 million in the first quarter 2001, resulting from approximately $1.0 million in property and equipment acquired through dealership acquisitions, approximately $2.0 million in capital expenditures, offset by approximately $1.3 million in disposals and other adjustments. As a percentage of total revenues, depreciation expense was 0.1% in both the first quarter of 2001 and 2000. Goodwill amortization expense increased 9.9% in the first quarter of 2001 compared to the same period last year as a result of additional acquisitions. Goodwill arising from acquisitions was approximately $21.6 million in the first quarter of 2001.

Interest Expense, floor plan

         Interest expense, floor plan increased 18.2% in the first quarter of 2001 compared to the same period last year, approximately 71.9% of which resulted from acquisitions and 28.1% of which was contributed by stores owned longer than one year. As a percentage of total revenues, floor plan interest increased to 0.8% in the first quarter of 2001 from 0.7% in the first quarter of 2000. The increase in interest expense from stores owned longer than one year, as well as the increase in interest expense as a percentage of revenues, was due to primarily to an increase in our average days supply of new vehicles in inventory to approximately 63.5 days in the first quarter of 2001 from approximately 62.4 days in the first quarter of 2000 which resulted in larger inventory and floor plan balances.

Interest Expense, other

         Interest expense, other decreased $0.3 million in the first quarter of 2001 compared to the same period last year. The decrease results primarily from an increase in the amount of interest capitalized on construction projects to $0.8 million in the first quarter of 2001 compared to $0.2 million in the first quarter of 2000 as well as a slight decrease in the weighted average interest rate incurred under our $500 million revolving credit agreement (the "Revolving Facility") with Ford Motor Credit Company ("Ford Motor Credit") and Chrysler Financial Company, LLC ("Chrysler Financial") to approximately 8.5% in the first quarter of 2001 from approximately 8.7% in the first quarter of 2000. These decreases were offset by an increase in the balance outstanding under our Revolving Facility to $373.0 million as of March 31, 2001 from $336.7 million as of March 31, 2000.

Liquidity and Capital Resources

         Our principal needs for capital resources are to finance acquisitions and fund debt service and working capital requirements. Historically, we have relied on internally generated cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to finance our operations and expansion.

Cash from operations:

         During the three months ended March 31, 2001, net cash provided by operating activities was approximately $17.7 million compared to $14.8 million in 2000. The increase was primarily due to decreases in receivables.

         Cash flows from operations include the effect of vehicle purchases and related floor plan financing. We currently have standardized floor plan credit facilities with Chrysler Financial, General Motors Acceptance Corporation ("GMAC") and Ford Motor Credit. The floor plan credit facility with Chrysler Financial provides up to $750 million for the purchase of vehicles at our Chrysler dealerships. The floor plan credit facility with GMAC provides for the purchase of vehicles at ten of our General Motors dealerships. The floor plan facility with Ford Motor Credit provides up to $550 million for the purchase of vehicles at all of our other dealerships. As of March 31, 2001, there was an aggregate of approximately $110.2 million outstanding under the Chrysler Financial floor plan facility, $52.1 million outstanding under the GMAC floor plan facility and $481.7 million outstanding under the Ford Motor Credit floor plan facility. Balances outstanding under new vehicle floor plan indebtedness generally exceed the related inventory balances, which are generally reduced by purchase discounts from manufacturers that are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the automotive retail industry, typically occur on all new vehicle purchases and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

         Amounts outstanding under the Chrysler Financial floor plan facility bear interest at 1.25% above LIBOR (LIBOR was 5.08% at March 31, 2001). Amounts outstanding under the Ford Motor Credit and GMAC floor plan facilities bear interest at the prime rate (prime was 8.0% at March 31, 2001), subject to certain incentives and other adjustments. Interest payments under each of our floor plan facilities are due monthly, but we are not required to make principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We are in compliance with all restrictive covenants as of March 31, 2001.

Investing activities:

         Cash used for investing activities in the three months ended March 31, 2001 was approximately $29.1 million, compared to $55.0 million in the same period of 2000. Our principal investing activities include capital expenditures, dealership acquisitions, and dispositions.

         Capital Expenditures: Other than construction of new dealerships and collision repair centers, our capital expenditures generally include building improvements and equipment for use in our dealerships. Capital expenditures in the three months ended March 31, 2001 were approximately $11.3 million, compared to $9.5 million in 2000. The year over year increases primarily represent expenditures for the construction and renovation of dealerships and collision repair centers. Of the capital expenditures in 2001, approximately $ 9.3 million related to the construction of new dealerships and collision repair centers compared to $5.7 million for similar expenditures in 2000. Once completed, these new dealerships and collision repair centers are generally sold to third parties in sale-leaseback transactions. As of March 31, 2001, total construction in progress was approximately $26.4 million, of which approximately $5.1 million represented construction costs on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying Consolidated Balance Sheet as of March 31, 2001. We do not expect any significant gains or losses from these sales.

         Dealership acquisitions and dispositions: During the three months ended March 31, 2001, we acquired three dealerships for approximately $31.2 million in cash. The purchases were financed with a combination of cash borrowed under our Revolving Facility and cash generated from our existing operations.

         In the ordinary course of business, we evaluate dealerships for possible disposition based on various performance criteria. During the three months ended March 31, 2001, we sold or otherwise disposed of assets from six of our dealership franchises which contributed approximately $25.7 million in revenues in 2001. Proceeds, net of disposal costs, from these dispositions were approximately $7.0 million, and we have recognized no material gains or losses on these dispositions.

Financing activities:

         Cash flows from financing activities were approximately $5.8 million in the first three months of 2001 compared to $39.5 million in 2000 and primarily related to net borrowings under our Revolving Facility of approximately $19.2 million offset by repurchases of stock under our stock repurchase program of approximately $12.6 million.

         The Revolving Facility: The Revolving Facility has a borrowing limit of $500 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliated companies (the borrowing base was approximately $433.0 million at March 31, 2001). Amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 5.08% at March 31, 2001) and will mature on October 31, 2003. The maturity date may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit and Chrysler Financial. Borrowings, net of repayments, under the Revolving Facility for the quarter ended March 31, 2001 were approximately $19.2 million and were primarily used to finance acquisitions. The total outstanding balance as of March 31, 2001 was approximately $373.0 million. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide for general working capital and other general corporate purposes.

         We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants include specified ratios of

(bullet) current assets to current liabilities (at least 1.23:1), (bullet) earnings before interest, taxes, depreciation and amortization (EBITDA)
         and rent, less capital expenditures, to fixed charges (at least 1.4:1), (bullet) EBITDA to interest expense (at least 2:1) and (bullet) total adjusted debt to EBITDA (no greater than 2.25:1).

         In addition, the loss of voting control over Sonic by Bruton Smith, Chairman and Chief Executive Office, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or our failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in our dealership subsidiaries will constitute an event of default under the Revolving Facility. We are in compliance with all restrictive covenants as of March 31, 2001.

         The Mortgage Facility: We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on June 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. The total outstanding balance under the Construction Loan as of March 31, 2001 was approximately $4.6 million.

         Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. As of March 31, 2001, no amounts were outstanding under the Permanent Loan.

       The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of March 31, 2001.

         The Senior Subordinated Notes: We currently have an aggregate principal balance of $125 million in senior subordinated notes outstanding which mature on August 1, 2008 and bear interest at a stated rate of 11.0%. The notes are unsecured and are redeemable at our option after August 1, 2003. Interest payments are due semi-annually on August 1 and February 1. The notes are subordinated to all of our present and future senior indebtedness, including the Revolving Facility. Redemption prices during 12 month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter.

         The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. We are in compliance with all restrictive covenants as of March 31, 2001.

         Stock Repurchase Program: Our Board of Directors has authorized us to expend up to $100 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. As of March 31, 2001 we had repurchased 5,232,163 million shares of Class A common stock for approximately $45.4 million and had also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million. Through May 10, 2001, we have repurchased approximately 5,691,664 million shares of Class A common stock for approximately $49.1 million and have redeemed 13,801.5 shares of Class A convertible preferred stock for approximately $13.8 million. We will continue to repurchase shares from time to time subject to market conditions.

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

Seasonality

         Our operations are subject to seasonal variations. The first and fourth quarter generally contributes less revenue and operating profits than the second and third quarters. Seasonality is principally caused by weather conditions and the timing of manufacturer incentive programs and model changeovers.

Significant Materiality of Goodwill

         Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. The cumulative gross amount of goodwill at December 31, 2000 was $ 697.8 million and at March 31, 2001 was $719.2 million. As a percentage of total assets and stockholders' equity, goodwill, net of accumulated amortization, represented 37.4% and 148.3%, respectively, at December 31, 2000 and 38.6% and 151.8%, respectively, at March 31, 2001. Generally accepted accounting principles in the United States of America require that goodwill and all other intangible assets be amortized over the period benefited. Sonic has determined that the period benefited by the goodwill will be no less than 40 years. Accordingly, Sonic is amortizing goodwill over a 40 year period. Earnings reported in periods immediately following an acquisition would be overstated if Sonic attributed a 40 year benefit to an intangible asset that should have had a shorter benefit period. In later years, Sonic would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for the businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. Sonic periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the businesses acquired in order to evaluate the recoverability of goodwill. Sonic has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. Sonic will incur additional goodwill in future acquisitions.

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


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Risk. Our variable rate floor plan notes payable, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.0 billion at March 31, 2001 and approximately $931.1 million at March 31, 2000. A change of one percent in the interest rate would have caused a change in interest expense of approximately $2.6 million in the first quarter of 2001 and approximately $2.4 million in the first quarter of 2000. Of the total change in interest expense, approximately $1.7 million in the first quarter of 2001 and approximately $1.4 million in the first quarter of 2000 would have resulted from floor plan notes payable.

         Our exposure with respect to floor plan notes payable is mitigated by floor plan incentives received from manufacturers which are generally based on rates similar to those incurred under our floor plan financing arrangements. Our floor plan interest expense in the first quarter of 2001 exceeded the amounts we received from these manufacturer floor plan incentives by only approximately $4.1 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to an annualized rate of approximately 2.5% after considering these incentives.

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

99.1              Risk Factors.


(b)      Reports on Form 8-K:

         Sonic filed a report on Form 8-K on January 17, 2001 reporting, under
Item 5 of such report, that Sonic had announced in a press release preliminary earnings results for the fourth quarter of 2000 and management's targeted earnings for the first quarter of 2001 and the 2001 calendar year.


* Filed previously.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SONIC AUTOMOTIVE, INC.

Date: May 15, 2001                              By:  /s/   O. Bruton Smith
      ------------                                  ----------------------------
                                                           O. Bruton Smith
                                            Chairman and Chief Executive Officer



Date: May 15, 2001                              By:  /s/   Theodore M. Wright
      ------------                                  ----------------------------
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
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


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

99.1              Risk Factors.


* Filed previously.