Form 10-Q
period 2001-06-30
SONIC AUTOMOTIVE INC
filed 2001-08-14
CIK 1043509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes  X   No ___
    ---

As of August 10, 2001, there were 28,565,606 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

                              INDEX TO FORM 10-Q

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION
ITEM 1. Consolidated Financial
            Statements (Unaudited)                                              3

                 Consolidated Statements of Income -
                   Three-month periods ended
                   June 30, 2000 and June 30, 2001

                 Consolidated Statements of Income -
                   Six-month periods ended
                   June 30, 2000 and June 30, 2001

                 Consolidated Balance Sheets -
                   December 31, 2000 and June 30, 2001

                 Consolidated Statement of Stockholders'
                   Equity - Six-month period ended June 30, 2001

                 Consolidated Statements of Cash Flows -
                   Six-month periods ended June 30, 2000
                   and June 30, 2001

        Notes to Unaudited Consolidated Financial Statements


ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk             20

ITEM 4. Submission of Matters to a Vote of Security Holders                    21

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                       22

SIGNATURES                                                                     23

                        PART I - FINANCIAL INFORMATION
                  Item 1. Consolidated Financial Statements.

                   SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          (Dollars and shares in thousands except per share amounts)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                        2000             2001
                                                                                     -----------      -----------
REVENUES:
     New vehicles                                                                    $   904,622      $   971,588
     Used vehicles                                                                       321,323          320,242
     Wholesale vehicles                                                                  109,963          103,066
                                                                                     -----------      -----------
        Total vehicles                                                                 1,335,908        1,394,896
     Parts, service and collision repair                                                 170,545          194,791
     Finance, insurance and other                                                         41,886           50,693
                                                                                     -----------      -----------
        Total revenues                                                                 1,548,339        1,640,380

COST OF SALES                                                                          1,329,041        1,398,494
                                                                                     -----------      -----------
GROSS PROFIT                                                                             219,298          241,886

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             154,819          179,379

DEPRECIATION                                                                               1,644            2,074

GOODWILL AMORTIZATION                                                                      4,180            4,655
                                                                                     -----------      -----------
OPERATING INCOME                                                                          58,655           55,778

OTHER INCOME AND EXPENSE:
     Interest expense, floor plan                                                         12,048           10,450
     Interest expense, other                                                              10,296            8,508
     Other income                                                                             36               16
                                                                                     -----------      -----------
        Total other expense, net                                                          22,308           18,942
                                                                                     -----------      -----------

INCOME BEFORE INCOME TAXES                                                                36,347           36,836

PROVISION FOR INCOME TAXES                                                                13,895           14,350
                                                                                     -----------      -----------
NET INCOME                                                                           $    22,452      $    22,486
                                                                                     ===========      ===========
BASIC NET INCOME PER SHARE                                                           $      0.52      $      0.56
                                                                                     ===========      ===========
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                                            42,969           40,063
                                                                                     ===========      ===========
DILUTED NET INCOME PER SHARE                                                         $      0.51      $      0.55
                                                                                     ===========      ===========
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                                                            44,331           41,062
                                                                                     ===========      ===========

           See notes to unaudited consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
          (Dollars and shares in thousands except per share amounts)
                                  (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  2000          2001
                                                              ------------- -------------
REVENUES:
  New vehicles                                                 $  1,758,656  $  1,850,196
  Used vehicles                                                     626,754       634,589
  Wholesale vehicles                                                210,975       219,919
                                                              ------------- -------------
     Total vehicles                                               2,596,385     2,704,704
  Parts, service and collision repair                               336,132       384,152
  Finance, insurance and other                                       80,223        91,729
                                                              ------------- -------------
     Total revenues                                               3,012,740     3,180,585

COST OF SALES                                                     2,585,408     2,716,760
                                                              ------------- -------------

GROSS PROFIT                                                        427,332       463,825

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        308,285       350,846

DEPRECIATION                                                          3,161         3,799

GOODWILL AMORTIZATION                                                 8,230         9,106
                                                              ------------- -------------

OPERATING INCOME                                                    107,656       100,074

OTHER INCOME AND EXPENSE:
  Interest expense, floor plan                                       22,405        22,692
  Interest expense, other                                            20,562        18,513
  Other income                                                           74            75
                                                              ------------- -------------
     Total other expense, net                                        42,893        41,130
                                                              ------------- -------------
INCOME BEFORE INCOME TAXES                                           64,763        58,944

PROVISION FOR INCOME TAXES                                           24,940        22,975
                                                              ------------- -------------

NET INCOME                                                     $     39,823  $     35,969
                                                              ============= =============

BASIC NET INCOME PER SHARE                                     $       0.94  $       0.88
                                                              ============= =============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                        42,528        40,664
                                                              ============= =============

DILUTED NET INCOME PER SHARE                                   $       0.89  $       0.87
                                                              ============= =============
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
  OUTSTANDING                                                        44,604        41,266
                                                              ============= =============

           See notes to unaudited consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                     June 30,
                                                                     December 31,      2001
                                                                         2000       (Unaudited)
                                                                    ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $    109,325   $    117,247
   Receivables, net                                                      127,865        134,677
   Inventories                                                           773,785        720,939
   Other current assets                                                   26,428         32,271
                                                                    ------------   ------------
     Total current assets                                              1,037,403      1,005,134

PROPERTY AND EQUIPMENT, NET                                               72,966         78,195

GOODWILL, NET                                                            668,782        691,434

OTHER ASSETS                                                              10,097         10,958
                                                                    ------------   ------------
TOTAL ASSETS                                                        $  1,789,248   $  1,785,721
                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable - floor plan                                       $    684,718   $    627,445
   Trade accounts payable                                                 50,274         51,706
   Accrued interest                                                       10,279          8,854
   Other accrued liabilities                                              70,453         89,137
   Current maturities of long-term debt                                    2,597          2,852
                                                                    ------------   ------------
     Total current liabilities                                           818,321        779,994

LONG-TERM DEBT                                                           485,212        493,412

OTHER LONG-TERM LIABILITIES                                                8,200          8,654

PAYABLE TO THE COMPANY'S CHAIRMAN                                          5,500          5,500

DEFERRED INCOME TAXES                                                     21,093         24,585

STOCKHOLDERS' EQUITY:
   Class A convertible preferred stock                                       251             --
   Class A common stock                                                      333            342
   Class B common Stock                                                      123            121
   Paid-in capital                                                       329,489        333,763
   Retained earnings                                                     153,564        189,533
   Treasury stock, at cost                                               (32,838)       (50,183)
                                                                    ------------   ------------
     Total stockholders' equity                                          450,922        473,576
                                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  1,789,248   $  1,785,721
                                                                    ============   ============

           See notes to unaudited consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (Dollars and shares in thousands)
                                  (Unaudited)

                                                                  Class A               Class B
                                         Preferred Stock        Common Stock          Common Stock         Paid-In      Retained
                                       Shares      Amount    Shares      Amount    Shares      Amount      Capital      Earnings
                                      --------    -------- ----------   --------  --------  ----------- ------------  -----------
BALANCE AT December 31, 2000                -      $  251      33,292    $  333    12,250    $     123   $  329,489    $ 153,564
   Shares awarded under stock
     compensation plans                                           577         6                               4,275
   Repurchase of Class A Common Stock
   Conversion of Class B Common Stock                             221         2      (221)          (2)
   Redemption of Preferred Stock            -        (251)
   Exercise of warrants                                            81         1                                  (1)
   Net income                                                                                                             35,969
                                      --------    -------- ----------   --------  --------  ----------- ------------  -----------
BALANCE AT June 30, 200l                    -      $    -      34,171    $  342    12,029    $     121   $  333,763    $ 189,533
                                      ========    ======== ==========   ========  ========  =========== ============  ===========

                                                        Total
                                        Treasury     Stockholders'
                                          Stock         Equity
                                      ------------  ---------------
BALANCE AT December 31, 2000           $  (32,838)   $ 450,922
   Shares awarded under stock
     compensation plans                                  4,281
   Repurchase of Class A Common Stock     (17,345)     (17,345)
   Conversion of Class B Common Stock                        -
   Redemption of Preferred Stock                          (251)
   Exercise of warrants                                      -
   Net income                                           35,969
                                      ------------  -----------
BALANCE AT June 30, 200l               $  (50,183)   $ 473,576
                                      ============  ===========

           See notes to unaudited consolidated financial statements.

                   SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 2000             2001
                                                                              -----------      -----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $    39,823       $   35,969
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              11,391           12,905
        Gain/loss on disposal of assets                                                65             (110)
        Changes in assets and that relate to operations:
          Receivables                                                             (29,043)           1,792
          Inventories                                                             (45,500)         103,327
          Other assets                                                             (6,847)          (1,764)
          Notes payable - floor plan                                               55,554         (112,698)
          Trade accounts payable and other liabilities                             29,133           17,589
                                                                              -----------      -----------
             Total adjustments                                                     14,753           21,041
                                                                              -----------      -----------
        Net cash provided by operating activities                                  54,576           57,010
                                                                              -----------      -----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of dealerships, net of cash acquired                                (46,802)         (36,720)
     Purchases of property and equipment                                          (34,955)         (20,879)
     Proceeds from sales of property and equipment                                  3,383            4,260
     Proceeds from sales of dealerships                                                 -            9,624
                                                                              -----------      -----------
        Net cash used in investing activities                                     (78,374)         (43,715)
                                                                              -----------      -----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving credit facilities                                 48,513            8,822
     Payments on long-term debt                                                    (1,979)          (1,199)
     Proceeds from long-term debt                                                   1,350              319
     Purchases of Class A common stock                                            (24,847)         (17,345)
     Redemptions of Preferred Stock                                                     -             (251)
     Issuance of shares under stock compensation plans                              1,362            4,281
     Advances to affiliated companies                                               3,371                -
                                                                              -----------      -----------
        Net cash provided by/(used in) financing activities                        27,770           (5,373)
                                                                              -----------      -----------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                                        3,972            7,922

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  83,111          109,325
                                                                              -----------      -----------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    87,083       $  117,247
                                                                              ===========      ===========
   SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Preferred Stock issued for acquisitions and contingent
        consideration                                                         $    11,589       $        -
     Conversion of Preferred Stock                                            $    25,947       $        -

           See notes to unaudited consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain estimates and forward-looking statements as indicated herein by the use of such terms as "estimated", "expects", "approximate", "projected" or similar terms. Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed, or anticipated in any such forward-looking statements. Important factors that could cause actual results to differ from those projected or estimated are discussed herein, including without limitation,
Exhibit 99.1 hereto, and in our other filings with the Securities and Exchange Commission.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (All tables in thousands except per share amounts)

1. Summary of Significant Accounting Policies

     Basis of Presentation -- The accompanying unaudited financial information for the three and six months ended June 30, 2000 and 2001 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. ("Sonic") for the year ended December 31, 2000.

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

     Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Commission expense charged to cost of sales was approximately $6.8 million and $7.3 million for the three months ended June 30, 2000 and 2001, respectively, and approximately $13.1 million and $13.6 million for the six months ended June 30, 2000 and 2001, respectively.

     Recent Accounting Pronouncements -- In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141: Business Combinations. SFAS No. 141 prohibits the pooling-of-interests method of accounting and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS 141 provides additional guidance regarding the measurement and recognition of goodwill and other acquired intangible assets. The provisions of this standard became effective beginning July 1, 2001. Upon adoption, we may be required to reclassify certain intangible assets previously recorded as goodwill, such as franchise rights granted from automobile
manufacturers, as intangible assets apart from goodwill.   However, we are
currently evaluating the provisions of this standard and have not yet determined the full impact on our consolidated financial statements.

     In July 2001, the FASB also issued SFAS No. 142: Goodwill and Other Intangible Assets. Among other things, SFAS 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis, but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. These intangible assets are required to be reviewed for impairment in accordance with SFAS 121: Accounting for Impairment of Long-Lived Assets and Assets to be Disposed. Intangible assets that are determined to have an indefinite economic life may not be amortized and must be reviewed for impairment in accordance with the terms of SFAS 142. The provisions of SFAS 142 become effective for us beginning January 1, 2002; however, goodwill and other intangible assets determined to have an indefinite useful life acquired in business combinations completed after June 30, 2001 will not be amortized. Early adoption and retroactive application is not permitted. While we are currently evaluating the provisions of SFAS 142, we have not yet determined the full impact on our consolidated financial statements. As of December 31, 2000, the carrying amount of goodwill was $668.8 million and represented 37.4% of total assets and 148.3% of total stockholders' equity. As of June 30, 2001, the carrying amount of goodwill was $691.4 million and represented 38.7% of total assets and 146.0% of total stockholders' equity.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

          Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts in the accompanying financial statements which require the use of significant estimates are accounts receivable, inventories, intangible assets, income taxes and certain accrued expenses.

          Segment Information - Sonic's business is fundamentally managed based on individual dealership operating performance. Each of Sonic's dealerships have similar economic and operating characteristics. Each dealership sells similar products and services (new and used vehicles, parts, service and collision repair services), uses similar processes in selling its product and services, and sells its products and services to similar classes of customers. As a result, Sonic's dealerships are aggregated into a single operating segment for purposes of reporting financial condition and results of operations.


 2. BUSINES ACQUISITIONS

Acquisitions Completed During the Six Months Ended June 30, 2001:

          During the first six months of 2001, Sonic acquired four dealerships for approximately $42.0 million in cash. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates. The aggregate purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. We are still in the process of obtaining data necessary to complete the allocation of the purchase price of certain of these acquisitions. As a result, the values of assets and liabilities included in the table below reflect preliminary estimates where actual values have not yet been determined, and may ultimately be different than amounts recorded once actual values are determined. Any adjustment to the value of the assets and liabilities will be recorded against goodwill.

Working capital                   $    8,405
Property and equipment                 3,631
Goodwill                              31,499
Non-current liabilites assumed        (1,534)
                                  ----------
Total purchase price              $   42,001
                                  ==========

          The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisitions completed during the three and six months ended June 30,200O and June 30,200l had occurred as of the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the period presented. These results are also not necessarily indicative of the results of future operations.

                                         Three Months Ended June 30,             Six Months Ended June 30,
                                           2000               2001                2000               2001
                                       -----------        -----------        -----------         -----------
Total revenues                         $ 1,759,601        $ 1,645,446        $ 3,445,797         $ 3,209,367
Cross profit                           $   241,293        $   244,552        $   472,945         $   468,149
Net income                             $    23,518        $    22,300        $    41,473         $    34,952
Diluted net income per share           $      0.53        $      0.54        $      0.93         $      0.85

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Business Acquisitions - (Continued)


Sale of Dealership Subsidiaries:

          In the ordinary course of business, we evaluate dealerships for possible disposition based on various performance criteria. During the six months ended June 30, 2001, we sold or otherwise disposed of assets from nine of our dealership franchises which contributed approximately $36.3 million in revenues in the first half of 2001. Proceeds, net of disposal costs, from these dispositions were approximately $9.6 million, and we have recorded no material gains or losses on these dispositions.

3. Inventories

      Inventories consist of the following:

                                             December 31,       June 30,
                                                2000              2001
                                             ------------     ----------
          New vehicles                       $  591,583       $  522,979
          Used vehicles                         116,836          124,656
          Parts and accessories                  48,916           46,395
          Other                                  16,450           26,909
                                             ----------       ----------
          Total                              $  773,785       $  720,939
                                             ==========       ==========

4. Property and Equipment

      Property and equipment is comprised of the following:

                                                   December 31,       June 30,
                                                       2000             2001
                                                  -------------     -----------
          Land                                      $      53       $   1,802
          Building and improvements                    25,771          29,826
          Office equipment and fixtures                23,599          25,285
          Parts and service equipment                  20,132          20,468
          Company vehicles                              5,812           6,255
          Construction in progress                     12,244          12,401
                                                    ---------       ---------
          Total, at cost                               87,611          96,037
          Less accumulated depreciation               (14,645)        (17,842)
                                                    ---------       ---------
          Property and equipment, net               $  72,966       $  78,195
                                                    =========       =========

          In addition to the $12.4 million classified as construction in progress at June 30, 2001, Sonic has incurred approximately $15.8 million in construction costs during the first six months of 2000 on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying unaudited consolidated balance sheet as of June 30, 2001. At December 31, 2000 Sonic had classified $5.2 million of such construction costs in other current assets.

                    SONIC AUTOMOIVE, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Long-Term Debt

Revolving Facility

     On June 20, 2001 we entered into a new revolving credit facility (the "Revolving Facility") with Ford Motor Credit Company ("Ford Motor Credit"), Chrysler Financial Company, L.L.C ("Chrysler Financial") and Toyota Motor Credit Corporation ("Toyota Credit") with a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $465.5 million at June 30, 2001). The Revolving Facility replaced our prior revolving credit facility with Ford Motor Credit and Chrysler Financial, as lenders, which had a borrowing limit of $500 million, subject to a similar borrowing base. Amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 3.86% at June 30, 2001) and will mature on October 1, 2004 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit, Chrysler Financial and Toyota Credit). The weighted average interest rate on the Revolving Facility was 7.03% and 7.77% for the three and six months ended June 30, 2001, respectively. Borrowings, net of repayments, under the Revolving Facility for the six months ended June 30, 2001 were approximately $8.8 million and were primarily used to finance acquisitions. The total outstanding balance was approximately $361.2 million as of June 30, 2001 and approximately $325.2 million as of August 10, 2001. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide for the general working capital needs of Sonic and other general corporate purposes.

     We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants include specified ratios as follows:

  . current assets to current liabilities (at least 1.23:1), . earnings before interest, taxes, depreciation and amortization (EBITDA) and rent less capital expenditures to fixed charges (at least 1.4:1), . EBITDA to interest expense (at least 2:1) and . total adjusted debt to EBITDA (no greater than 2.25:1).

     In addition, the loss of voting control over Sonic by Bruton Smith, Chairman and Chief Executive Officer, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic is in compliance with all restrictive covenants as of June 30, 2001.

Mortgage Facility

     We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on June 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. The total outstanding balance under the Construction Loan as of June 30, 2001 was approximately $5.9 million.

     Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. As of June 30, 2001, no amounts were outstanding under the Permanent Loan.

   The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of June 30, 2001.

Subsidiary Guarantees

     Balances outstanding under Sonic's Revolving Facility and $125 million senior subordinated notes are guaranteed by all of Sonic's operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations, and subsidiaries of the parent that are not subsidiary guarantors are minor.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Related Parties

Registration Rights Agreement

     When Sonic acquired Town & Country Ford, Lone Star Ford, Fort Mill Ford, Town & Country Toyota and Frontier Oldsmobile-Cadillac in 1997, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 with Sonic Financial Corporation ("SFC"), Bruton Smith, Scott Smith and William S. Egan (collectively, the "Class B Registration Rights Holders"). SFC currently owns 8,881,250 shares of Class B common stock; Bruton Smith, 2,171,250 shares; Scott Smith, 956,250 shares; and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group"), 20,625 shares, all of which are covered by the Registration Rights Agreement. The Egan Group also owns certain shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic's charter, offers and sales of shares of Class B common stock are registered with the Securities and Exchange Commission, then such shares will automatically convert into a like number of shares of Class A common stock.

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

Payable to Company's Chairman

     Sonic has a note payable to Mr. Smith in the amount of $5.5 million (the "Subordinated Smith Loan"). The Subordinated Smith Loan bears interest at Bank of America's announced prime rate plus 0.5% (prime rate was 6.75% at June 30, 2001) and has a stated maturity date of November 30, 2000. Under the terms of certain subordination agreements currently in effect, however, all amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid only after all amounts owed by Sonic under the Revolving Facility, Sonic's floor plan financing facility with Ford Motor Credit and Sonic's senior subordinated notes are fully paid in cash. Accordingly, the Subordinated Smith Loan has been classified as non-current on the accompanying consolidated balance sheets.

7. Capital Structure and Per Share Data

     Preferred Stock - Sonic has 3 million shares of "blank check" preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the "Preferred Stock") which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. As of June 30, 2001 there were no shares issued and outstanding.

     Common Stock - Sonic has two classes of common stock. Sonic has authorized 100 million shares of Class A common stock at a par value of 0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic had 33,291,933 and 34,170,228 shares of Class A common stock issued at December 31, 2000 and June 30, 2001, respectively. Of these issued shares, there were 29,715,570 and 28,404,064 shares outstanding at December 31, 2000 and June 30, 2001, respectively. Sonic has also authorized 30 million shares of Class B
common stock at a par value of $.01 per share.   Class B common stock entitles
its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic's charter. Sonic had 12,250,000 and 12,029,375 shares of Class B common stock issued and outstanding at December 31, 2000 and June 30, 2001, respectively.

     Treasury Stock/Share Repurchase Program - Our Board of Directors has authorized us to expend up to $100 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. As of June 30, 2001 we had repurchased a total of 5,766,164 shares of Class A common stock for approximately $50.2 million and had also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million. As of August 10, 2001, we have repurchased a total of 5,833,664 shares of Class A common stock for approximately $52.3 million. We will continue to repurchase shares from time to time subject to market conditions.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Capital Structure and Per Share Data - continued

         Per Share Data - The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following tables illustrate the dilutive effect of such items on net income per share.

                                           For the six months ended              For the six months ended
                                                 June 30, 2000                         June 30, 2001
                                     -----------------------------------        ---------------------------------
                                                              Per-share                                Per-share
                                      lncome       Shares      amount             Income     Shares      amount
                                     ---------- -----------  -----------        ---------- ---------- ------------
                                      (Dollars and Shares in thousands           (Dollars and Shares in thousands
                                         except per share amounts)                   except per share amounts)
Basic Net Income Share               $  39,823       42,528    $  0.94            $ 35,969   40,664     $  0.88
                                                               =======                                  =======

Effect of Dilutive Securities:
   Stock compensation plans                  -          503                              -      563
   warrants                                  -           33                              -       27
   Convertible Preferred Stock               -        1,540                              -       12
                                     ---------       ------                       --------   ------
Diluted Net Income Per Share         $  39,823       44,604    $  0.89            $ 35,969   41,266     $  0.87
                                     =========       ======    =======            ========   ======     =======

                                          For the three months ended              For the three months ended
                                                 June 30, 2000                          June 30, 200l
                                    --------------------------------------   -------------------------------------
                                                               Per-Share                                Per-Share
                                     lncome       Shares        Amount         income         Shares     Amount
                                    ----------  ----------  --------------   -----------    --------- ------------
                                      (Dollars and Shares in thousand        (Dollars and Shares in thousands
                                         except per share amounts)               except per share amounts)
Basic Net Income Per Share           $  22,452     42,969      $  0.52         $  22,486      40,063     $  0.56
                                                               =======                                   =======

Effect of Dilutive Securities
   Stock compensation plans                  -        622                              -         962
   warrants                                  -         38                              -          37
   Convertible Preferred Stock               -        702                              -           -
                                     ---------     ------                      ---------      ------
Diluted Net Income Per Share         $  22,452     44,331      $  0.51         $  22,486      41,062     $  0.55
                                     =========     ======      =======         =========      ======     =======

         In addition to the stock options included in the table above, options to purchase 1,188,633 shares of Class A common stock were outstanding during the three months ended June 30, 200l but were not included in the computation of diluted net income per share because the options were antidilutive.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Unaudited Consolidated Financial Statements and the related notes thereto.

Overview

         We are the second largest automotive retailer in the United States, as measured by total revenue, operating 163 dealership franchises and 30 collision repair centers throughout the United States as of August 10, 2001. We own and operate franchises for 30 different brands of cars and light trucks, providing comprehensive services including sales of both new and used cars and light trucks, replacement parts and vehicle maintenance, warranty, paint and repair services. We also arrange extended warranty contracts and financing and insurance for our automotive customers.

         The following table depicts the breakdown of our new vehicle revenues by brand for the three and six months ended June 30,200l compared to the three and six months ended June 30, 2000:

                                                                           Percentage of New             Percentage of New
                                                                        Vehicle Revenues for the      Vehicle Revenues for the
                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                       June 30,
                                                                          2000           2001             2000        2001
                                                                         -----          ------           ------      ------
     Brand
     Ford.............................................................    14.2%          19.8%            14.4%        18.8%
     Honda............................................................    14.6%          12.9%            14.2%        13.2%
     Toyota...........................................................     8.5%          11.0%             8.4%        10.7%
     BMW..............................................................    10.2%          11.6%            10.1%        11.3%
     General Motors(1)................................................    11.0%          10.7%            10.9%        10.8%
     Chrysler (2).....................................................    11.4%           8.1%            12.1%         8.8%
     Nissan...........................................................     6.1%           5.0%             6.3%         5.4%
     Lexus............................................................     4.9%           5.2%             4.8%         5.4%
     Other (3)........................................................    19.1%          15.7%            18.8%        15.6%
                                                                         -----          ------           ------      ------
     Total............................................................   100.0%         100.0%           100.0%       100.0%
                                                                         =====          ======           ======      ======

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

         The automobile industry is cyclical and historically has experienced periodic downturns, characterized by oversupply and weak demand. Many factors affect the industry including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates and available credit. During the first half of 2001, we saw a significant decline in same store vehicle sales of domestic manufacturer brands as compared to the same period last year as a result of these factors. On a same store basis, new vehicle revenues declined by approximately 6.8% in the first half of 2001 compared to the same period last year, and retail used vehicle revenues declined by approximately 8.8% compared to the same period last year. We expect this slowdown in domestic vehicle sales to continue during 2001.

         While the automotive retailing business is cyclical, we sell several products and services that are not closely tied to the sale of new and used vehicles. Such products and services include our parts, service and collision repair businesses, none of which are dependent upon near-term new or used vehicle sales volume.

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

         Salary expense, employee benefits costs, facility rent and advertising expenses comprise the majority of our selling, general and administrative expenses. Approximately 61.8% of our selling, general and administrative expenses for the six months ended June 30, 200l were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable expenses, such as advertising (approximately 7.4% of selling, general and administrative expenses) and non-salaried sales compensation

(approximately 48.4%), so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. In addition, management compensation is tied to individual dealership profitability and stock price appreciation through stock options.

         Interest expense fluctuates based primarily on the level of the inventory of new vehicles held at our dealerships, substantially all of which is financed through floor plan financing, as well as the amount of indebtedness incurred for acquisitions. In addition, because most of our debt incurs interest at variable rates, interest expense also fluctuates based on changes in those underlying interest rates (see discussion under "Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk"). Our floor plan expenses are substantially offset by amounts received from manufacturers, in the form of floor plan inventory incentives. These payments are credited against our cost of sales. During the six months ended June 30, 2001, we received approximately $16.4 million in manufacturer inventory incentives which resulted in an effective borrowing rate under our floor plan facilities of approximately 1.9%.

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

         We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our Unaudited Consolidated Financial Statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to June 30, 2001 from their respective dates of acquisition. As a result of the effects of our acquisitions, the historical unaudited consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Results of Operations

         The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in our Unaudited Consolidated Statements of Income.

                                                                                  Percentage of            Percentage of
                                                                              Total Revenues for the   Total Revenues for the
                                                                                Three Months Ended        Six Months Ended
                                                                                     June 30,                 June 30,
                                                                                 2000        2001         2000         2001
                                                                                ------      ------       ------       ------
         Revenues:
            New vehicle revenues............................................     58.4%       59.2%        58.4%        58.2%
            Used vehicle revenues (retail)..................................     20.8%       19.5%        20.8%        20.0%
            Wholesale vehicle revenues......................................      7.1%        6.3%         7.0%         6.9%
            Parts, service and collision repair.............................     11.0%       11.9%        11.1%        12.0%
            Finance, insurance and other....................................      2.7%        3.1%         2.7%         2.9%
                                                                                ------      ------       ------       ------
         Total revenues.....................................................    100.0%      100.0%       100.0%       100.0%
         Cost of sales......................................................     85.8%       85.3%        85.8%        85.4%
                                                                                ------      ------       ------       ------
         Gross profit.......................................................     14.2%       14.7%        14.2%        14.6%
         Selling, general and administrative expenses.......................     10.0%       10.9%        10.2%        11.1%
         Depreciation.......................................................      0.1%        0.1%         0.1%         0.1%
         Goodwill amortization..............................................      0.3%        0.3%         0.3%         0.3%
                                                                                ------      ------       ------       ------
         Operating income...................................................      3.8%        3.4%         3.6%         3.1%
         Interest expense, floor plan.......................................      0.8%        0.6%         0.8%         0.7%
         Interest expense, other............................................      0.7%        0.5%         0.7%         0.6%
                                                                                ------      ------       ------       ------
         Income before income taxes.........................................      2.3%        2.3%         2.1%         1.8%
         Income tax expense.................................................      0.9%        0.9%         0.8%         0.7%
                                                                                ------      ------       ------       ------
         Net Income.........................................................      1.4%        1.4%         1.3%         1.1%
                                                                                ======      ======       ======       ======

Revenues

         Revenues grew in most of our primary revenue areas in both the second quarter and first half of 2001, causing total revenues to increase $92.0 million, or 5.9%, in the second quarter of 2001 over the same period last year, and $167.8 million, or 5.6%, in the first half of 2001 over the same period last year. Dealerships acquired in 2000 and 2001, net of dealerships disposed, accounted for an increase in revenues of approximately $185.8 million in the second quarter and approximately $327.7 million in the first half. These increases were offset by declines in revenues from dealerships owned longer than one year of approximately $93.8 million in the second quarter of 2001 compared to the same period last year, and $159.9 million in the first half of 2001 compared to the same period last year.

     New Vehicles: Revenues from the sale of new vehicles increased approximately $67.0 million, or 7.4%, in the second quarter of 2001 compared to the same period last year, and approximately $91.5 million, or 5.2%, in the first half of 2001 compared to the same period last year. These increases reflect increases in both unit sales, which increased approximately 3.9% in the second quarter of 2001 and 1.8% in the first half of 2001, compared to the same periods last year, and increases in average selling price, which increased approximately 3.3% in both the second quarter and first half of 2001 compared to the same periods last year. The overall increases in unit sales resulted from dealerships acquired, which contributed 5,336 units in the second quarter, net of dealerships disposed, and 8,576 units in the first half, net of dealerships disposed. These increases were offset by declines in unit sales from dealerships owned longer than one year of 3,944 units, or 11.5%, in the second quarter of 2001 and 7,333 units, or 11.3%, in the first half of 2001. The decline in unit sales from dealerships owned longer than one year was primarily isolated to domestic brands which have experienced softening demand under weaker economic conditions, as well as dealerships located in our Northern California market, which experienced unusually strong demand in the latter half of 1999 and first half of 2000 as a result of the strong technology industry in that area, that has now declined to more normal levels.

     Used Vehicles: Revenues from retail sales of used vehicles decreased approximately 0.3% in the second quarter of 2001 compared to the same period last year, but increased approximately 1.3% in the first half of 2001 compared to the same period last year. The decrease in revenues in the second quarter resulted from a decline in the average selling price of approximately 0.5% , while unit sales remained relatively flat. The increase in revenues in the first half resulted from an increase in unit sales of approximately 0.4% and an increase in the average selling price of approximately 0.9%. Dealerships acquired contributed 2,233 units in the second quarter, net of dealerships disposed, and 4,353 units in the first half, net of dealerships disposed. This was offset by declines in unit sales from dealerships owned longer than one year of 2,203 units in the second quarter of 2001 and 4,207 units in the first half of 2001. The decline in unit sales from dealerships owned longer than one year was experienced primarily by dealerships selling predominantly domestic models, in which used unit sales declined approximately 20.4% in the second quarter of 2001 and 23.1% in the first half of 2001, compared to dealerships representing predominantly import franchises in which used unit sales declined approximately 3.8% in the second quarter of 2001 and 2.1% in the first half of 2001.

     Parts, Service and Collision Repair: Revenues from parts, service and collision repair increased approximately 14.2% in the second quarter of 2001 compared to the same period last year, and approximately 14.3% in the first half of 2001 compared to the same period last year. The majority of these increases resulted from dealership acquisitions, net of dealership dispositions, which accounted for approximately 72.2% of the increase in the second quarter of 2001 and approximately 69.4% in the first half of 2001. Parts, service and collision repair revenues from dealerships owned longer than one year increased approximately 4.1% in the second quarter of 2001 over the same period last year, and approximately 4.7% in the first half of 2001 over the same periods last year, resulting primarily from investments in real estate and construction projects which allowed us to increase our overall service and parts capacity.

     Finance and Insurance: Finance and insurance revenue increased approximately 21.0% in the second quarter of 2001 compared with the same period last year, and approximately 14.3% in the first half of 2001 compared with the same period last year. Approximately 60.1% of the increase in the second quarter and approximately 70.6% of the increase in the first half resulted from dealership acquisitions, net of dealership dispositions. Finance and insurance revenues per vehicle increased approximately 18.0% in the second quarter of 2001 compared to the same period last year and approximately 12.9% in the first half of 2001 compared to the same period last year. In addition, despite decreases in new vehicle revenues from dealerships owned longer than one year of approximately 6.8% in both the second quarter and first half of 2001, compared to the same periods last year, finance and insurance revenues from those dealerships increased 8.7% in the second quarter and 4.5% in the first half, reflecting increases in finance and insurance revenues per vehicle of 22.6% in the second quarter and 17.8% in the first half. These increases resulted primarily from management's continued focus on improving training and development programs for finance and insurance sales people. Finance and insurance revenues for the second quarter of 2001 also benefited from resolution of, and increases in, commission rates on manufacturers branded extended warranty products. We also have improved the commission rates on financing with a number of preferred providers in the second quarter of 2001 compared to the second quarter of 2000.

Gross profit and gross margins

     Gross profit increased 10.3% in the second quarter of 2001 and approximately 8.5% in the first half of 2001 compared to the same periods last year. The increases resulted primarily from the additional revenues contributed by dealership acquisitions, net of dealership dispositions. Our overall gross margins increased to 14.7% in the second quarter of 2001 and 14.6% in the first half of 2001, from 14.2% in both the second quarter and first half of 2000, despite declines in gross margins from retail vehicle sales resulting from weaker economic conditions. The increases in overall gross margins were primarily driven by increases in the percentage of revenues contributed by parts, service, collision repair services and finance and insurance products, which earn higher margins than vehicles sales, as well as increases in gross
margins earned on those products.   Parts, service and collision repair revenues
as a percentage of total revenues increased to 11.9% in the second quarter of 2001, from 11.0% in the second quarter of 2000, and to 12.1% in the first half of 2001 compared to 11.1% in the first half of 2000, reflecting investments in real estate and construction projects which allowed us to increase our overall service and parts capacity. Gross margins earned on parts, service, collision repair and finance and insurance products increased to 54.6% in the second quarter of 2001 from 52.4% in the second quarter of 2000, and to 53.5% in the first half of 2001 from 52.0% in the first half of 2000, reflecting management's continued emphasis on training and development and the implementation of best business practices, including variable pricing structures and expense controls.

     The following graph depicts our mix of revenue and gross profit for the second quarter of 2001 compared to the second quarter of 2000 and for the first half of 2001 compared to the first half of 2000:

                             [GRAPH APPEARS HERE]

Selling, general and administrative expenses

     Selling, general and administrative expenses increased 15.9% in the second quarter of 2001 and 13.8% in the first half of 2001, compared to the same periods in the prior year. Approximately 80.9% of the increase in the second quarter, and approximately 78.9% of the increase in the first half, resulted from dealership acquisitions, net of dealerships dispositions. As a percentage of gross profits, selling, general and administrative expenses increased to 74.2% in the second quarter of 2001 from 70.6% in the second quarter of 2000, and to 75.6% in the first half of 2001 from 72.1% in the first half of 2000.
The majority of these increases were related to investments in real estate and completed construction projects sold in sale-leaseback transactions which resulted in increases in rent expense of 22.2% in the second quarter and 24.3% in the first half, compared to the same periods last year, and to declines in revenue at many of our domestic line dealerships which resulted in fewer revenues available to cover fixed expenses. These increases were slightly offset by decreases in advertising expenses which declined to 5.4% of gross profits in the second quarter of 2001 from 6.0% in the second quarter of 2000 and to 5.6% of gross profits in the first half of 2001 from 6.1% in the first half of 2000, resulting from management's continued efforts to control dealership advertising budgets. All of these factors can be further illustrated by larger increases in fixed expenses as a percentage of gross profits compared to variable expenses. Fixed expenses as a percentage of gross profits increased to 28.4% in the second quarter of 2001 from 25.0% in the second quarter of 2000 and to 28.9% in the first half of 2001 from 25.6% in the first half of 2000. Variable expenses as a percentage of gross profits increased only slightly to 45.8% in the second quarter of 2001 from 45.6% in the second quarter of 2000 and to 46.8% in the first half of 2001 from 46.5% in the first half of 2000.

Depreciation and amortization

     Depreciation expense, excluding goodwill amortization, increased approximately 26.2% in the second quarter of 2001 and 20.2% in the first half of 2001, compared to the same periods in the prior year. The balance of gross property and equipment, excluding land and construction in process, increased approximately $4.8 million in the second quarter of 2001 and $6.5 million in the first half of 2001. The second quarter increase primarily resulted from $2.5 million in capital expenditures coupled with $2.2 million in property and equipment acquired through dealership acquisitions. The increase in the first half of the year primarily resulted from $4.5 million in capital expenditures and $3.1 million in property and equipment acquired through dealership acquisitions, partially offset by $1.1 million in disposals and other adjustments. As a percentage of total revenues, depreciation expense was 0.1% in both the second quarter and first half of 2001 and 2000. Goodwill amortization expense increased 11.4% in the second quarter of 2001 and 10.6% in the first half of 2001, compared to the same periods in the prior year, primarily as a result of additional acquisitions. Goodwill arising from acquisitions was approximately $9.9 million in the second quarter of 2001 and $31.5 million in the first half of 2001.

Interest Expense, floor plan

     Interest expense, floor plan decreased by $1.6 million, or 13.3%, in the second quarter of 2001 compared to the same period last year, reflecting decreases from stores owned longer than one year of approximately $2.9 million, or 25.1%, which were offset by the effect of dealership acquisitions, net of disposals. As a percentage of total revenues, floor plan interest decreased to 0.6% in the second quarter of 2001 from 0.8% in the same period last year. Of the decreases in interest expense from stores owned longer than one year, an estimated $2.5 million resulted from decreases in interest rates. The remainder primarily resulted from a decrease in average floor plan balance to $524.7 million in the second quarter of 2001 from $547.3 in the second quarter of 2000, due to more centralized control over new vehicle inventory management.

     In the first half of 2001, floor plan interest expense increased by $0.3 million, or 1.3%, compared to the same period last year, reflecting decreases from stores owned longer than one year of approximately $2.3 million, or 11.5%, which were offset by the effect of dealership acquisitions, net of disposals.
As a percentage of total revenues, floor plan interest remained relatively flat at approximately 0.7% in the first half of both 2001 and 2000. Of the decreases in interest expense from stores owned longer than one year, an estimated $2.8 million resulted from decreases in interest rates, which was offset by an increase in average floor plan balances to approximately $518.1 million in the first half of 2001 from approximately $503.8 million in the first half of 2000.

Interest Expense, other

     Interest expense, other decreased $1.8 million in the second quarter of 2001 and $2.0 million in the first half of 2001 compared to the same periods last year. Of these decreases, approximately $0.7 million in the second quarter and approximately $1.3 million in the first half resulted from an increase in the amount of interest capitalized on construction projects over the same periods last year. In addition, approximately $1.5 million in both the second quarter and first half resulted from decreases in the weighted average interest rate incurred under our $600 million revolving credit agreement (the "Revolving Facility") with Ford Motor Credit Company ("Ford Motor Credit"), Chrysler Financial Company, LLC ("Chrysler Financial") and Toyota Motor Credit Corporation ("Toyota Credit") to approximately 7.0% in the second quarter of 2001 and approximately 7.8% in the first half of 2001 from approximately 8.8% in the both the second quarter and first half of 2000. These decreases were offset by increases in the average balance outstanding under our Revolving Facility to $366.4 million in the second quarter of 2001 from $337.7 million in the second quarter of 2000, and to $364.3 million in the first half of 2001 from $327.0 million in the first half of 2000.

Liquidity and Capital Resources

     Our principal needs for capital resources are to finance acquisitions and fund debt service and working capital requirements. Historically, we have relied on internally generated cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to finance our operations and expansion.

Cash from operations:

     During the first six months of 2001, net cash provided by operating activities was approximately $57.0 million compared to $54.6 million in 2000. The increase was affected by a $3.9 million decrease in net income in the first half of 2001 compared to the first half of 2000 as well as a decrease in floor plan notes payable, net of inventory, of approximately $9.4 million in the first half of 2001 compared to an increase in floor plan notes payable, net of inventory, of approximately $10.1 millin in the first half of 2000. This was offset by a decrease in receivables of approximately $1.8 million in the first half of 2001 compared to an increase in receivables of approximately $29.0 million in the first half of 2000.

     Cash flows from operations include the effect of vehicle purchases and related floor plan financing. We currently have standardized floor plan credit facilities with Chrysler Financial, General Motors Acceptance Corporation ("GMAC") and Ford Motor Credit. The floor plan credit facility with Chrysler Financial provides up to $750 million for the purchase of vehicles at our Chrysler dealerships. The floor plan credit facility with GMAC provides for the purchase of vehicles at ten of our General Motors dealerships. The floor plan facility with Ford Motor Credit provides up to $550 million for the purchase of vehicles at all of our other dealerships. As of June 30, 2001, there was an aggregate of approximately $141.0 million outstanding under the Chrysler Financial floor plan facility, $54.5 million outstanding under the GMAC floor plan facility and $431.9 million outstanding under the Ford Motor Credit floor plan facility. Balances outstanding under new vehicle floor plan indebtedness generally exceed the related inventory balances, which are generally reduced by purchase discounts from manufacturers that are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the automotive retail industry, typically occur on all new vehicle purchases and
are not used to offset the related floor plan liability.   These discounts are
aggregated and generally paid to us by the manufacturers on a quarterly basis.

     Amounts outstanding under the Chrysler Financial floor plan facility bear interest at 1.25% above LIBOR (LIBOR was 3.86% at June 30, 2001). Amounts outstanding under the Ford Motor Credit and GMAC floor plan facilities bear interest at the prime rate (prime was 6.75% at June 30, 2001), subject to certain incentives and other adjustments. Interest payments under each of our floor plan facilities are due monthly, but we are not required to make principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We are in compliance with all restrictive covenants as of June 30, 2001.

Investing activities:

     Cash used for investing activities in the six months ended June 30, 2001 was approximately $43.7 million, compared to $78.4 million in the same period of 2000. Our principal investing activities include capital expenditures, dealership acquisitions and dispositions.

     Capital Expenditures: Other than construction of new dealerships and collision repair centers, our capital expenditures generally include building improvements and equipment for use in our dealerships. Capital expenditures in the six months ended June 30, 2001 were approximately $20.9 million, compared to $35.0 million in the same period last year. The year over year decreases primarily represent a decrease in expenditures for the construction and renovation of dealerships and collision repair centers. Of the capital expenditures in the first six months of 2001, approximately $16.4 million related to the construction of new dealerships and collision repair centers compared to $26.0 million for similar expenditures in the first six months of 2000. Once completed, these new dealerships and collision repair centers are generally sold to third parties in sale-leaseback transactions. As of June 30, 2001, total construction in progress was approximately $28.2 million, of which approximately $15.8 million represented construction costs on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying unaudited consolidated balance sheet as of June 30, 2001. We do not expect any significant gains or losses from these sales.

     Dealership acquisitions and dispositions: During the six months ended June 30, 2001, we acquired four dealerships for approximately $42.0 million in cash. The purchases were financed with a combination of cash borrowed under our Revolving Facility and cash generated from our existing operations.

     In the ordinary course of business, we evaluate dealerships for possible disposition based on various performance criteria. During the six months ended June 30, 2001, we sold or otherwise disposed of assets from nine of our dealership franchises which contributed approximately $36.3 million in revenues in the first half of 2001. Proceeds, net of disposal costs, from these dispositions were approximately $9.6 million, and we have recognized no material gains or losses on these dispositions.

Financing activities:

     Cash used for financing activities was approximately $5.4 million in the first six months of 2001 compared to cash provided by financing activities of $27.8 million in 2000. Cash used for financing activities in the first six months of 2001 primarily related to repurchases of stock under our stock repurchase program of approximately $17.6 million offset by net borrowings under our various revolving credit facilities (see discussion under "The Revolving Facility" and "The Mortgage Facility" below) of approximately $8.8 million and issuances of stock under stock compensation plans of approximately $4.3 million. Cash provided by financing activities in the first six months of 2000 primarily related to net borrowings under our revolving credit facilities of approximately $48.5 million, offset by repurchases of stock under our stock repurchase program of approximately $24.8 million.

     The Revolving Facility: On June 20, 2001 we entered into the Revolving Facility with Ford Motor Credit, Chrysler Financial and Toyota Credit with a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $465.5 million at June 30, 2001). The Revolving Facility replaced our prior revolving credit facility with Ford Motor Credit and Chrysler Financial, as lenders, wihich had a borrowing limit of $500 million, subject to a similar borrowing base. Amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 3.86% at June 30, 2001) and will mature on October 1, 2004 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit, Chrysler Financial and Toyota Credit). The weighted average interest rate on the Revolving Facility was 7.77% for the six months ended June 30, 2001. Borrowings, net of repayments, under the Revolving Facility for the six months ended June 30, 2001 were approximately $8.8 million and were primarily used to finance acquisitions. The total outstanding balance was approximately $361.2 million as of June 30, 2001 and approximately $325.2 million as of August 10, 2001. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide for the general working capital needs of Sonic and other general corporate purposes.

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

     In addition, the loss of voting control over Sonic by Bruton Smith, Chairman and Chief Executive Officer, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or our failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in our dealership subsidiaries will constitute an event of default under the Revolving Facility. We are in compliance with all restrictive covenants as of June 30, 2001.

     The Mortgage Facility: We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on June 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. The total outstanding balance under the Construction Loan as of June 30, 2001 was approximately $5.9 million.

     Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. As of June 30, 2001, no amounts were outstanding under the Permanent Loan.

   The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of June 30, 2001.

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

     The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. We are in compliance with all restrictive covenants as of June 30, 2001.

     Stock Repurchase Program: Our Board of Directors has authorized us to expend up to $100 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. As of June 30, 2001 we had repurchased a total of 5,766,164 shares of Class A common stock for approximately $50.2 million and had also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million. As of August 10, 2001, we have repurchased a total of 5,833,664 shares of Class A common stock for approximately $52.3 million and have redeemed 13,801.5 shares of Class A convertible preferred stock for approximately $13.8 million. We will continue to repurchase shares from time to time subject to market conditions.

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

Effect of New Accounting Pronouncements:

     Recent Accounting Pronouncements -- In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141: Business Combinations. SFAS No. 141 prohibits the pooling-of-interests method of accounting and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS 141 provides additional guidance regarding the measurement and recognition of goodwill and other acquired intangible assets. The provisions of this standard became effective beginning July 1, 2001. Upon adoption, we may be required to reclassify certain intangible assets previously recorded as goodwill, such as franchise rights granted from automobile
manufacturers, as intangible assets apart from goodwill.   However, we are
currently evaluating the provisions of this standard and have not yet determined the full impact on our consolidated financial statements.

     In July 2001, the FASB also issued SFAS No. 142: Goodwill and Other Intangible Assets. Among other things, SFAS 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis, but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. These intangible assets are required to be reviewed for impairment in accordance with SFAS 121: Accounting for Impairment of Long-Lived Assets and Assets to be Disposed. Intangible assets that are determined to have an indefinite economic life may not be amortized and must be reviewed for impairment in accordance with the terms of SFAS 142. The provisions of SFAS 142 become effective for us beginning January 1, 2002; however, goodwill and other intangible assets determined to have an indefinite useful life acquired in business combinations completed after June 30, 2001 will not be amortized. Early adoption and retroactive application is not permitted. While we are currently evaluating the provisions of SFAS 142, we have not yet determined the full impact on our consolidated financial statements. As of December 31, 2000, the carrying amount of goodwill was $668.8 million and represented 37.4% of total assets and 148.3% of total stockholders' equity. As of June 30, 2001, the carrying amount of goodwill was $691.4 million and represented 38.7% of total assets and 146.0% of total stockholders' equity.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. Our variable rate floor plan notes payable, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.0 billion at June 30, 2001 and approximately $957.8 million at June 30, 2000. A change of one percent in the interest rate would have caused a change in interest expense of approximately $5.2 million in the first six months of 2001 and approximately $4.7 million in the first six months of 2000. Of the total change in interest expense, approximately $3.3 million in the first six months of 2001 and approximately $2.9 million in the first six months of 2000 would have resulted from floor plan notes payable.

     Our exposure with respect to floor plan notes payable is mitigated by floor plan incentives received from manufacturers which are generally based on rates similar to those incurred under our floor plan financing arrangements. Our floor plan interest expense in the first six months of 2001 exceeded the amounts we received from these manufacturer floor plan incentives by only approximately $6.3 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to an annualized rate of approximately 1.9% after considering these incentives.


Item 4:  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on May 2, 2001, B. Scott Smith, William P. Benton and William I. Belk were elected directors by Sonic's stockholders. Directors whose terms of office continued after the meeting were
O. Bruton Smith, Thomas A. Price, Theodore M. Wright, Jeffrey C. Rachor, William
R. Brooks and H. Robert Heller. In addition to the election of three directors, the stockholders approved the appointment of Deloitte & Touche LLP as Sonic's independent public accountants for the year ended December 31, 2001.

     Election of Directors                                           Votes For         Votes Withheld
     ---------------------                                          ------------      ----------------
     B. Scott Smith*                                                139,398,176          2,146,905
     William P. Benton*                                             141,509,928             35,153
     William I. Belk*                                               141,510,928             34,153

                                                   Votes For       Votes Against       Votes Abstaining
                                                  ------------    ---------------     ------------------
     Appointment of Deloitte & Touche LLP
      as independent public accountants*          141,528,749             9,581              6,751

         * There were no broker non-votes.

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

4.6 Third Supplemental Indenture dated as of March 31, 2001 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008.

4.7* Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit
               4.2 to the Form S-1).

10.1 Credit Agreement dated as of June 20, 2001 (the "Credit Agreement") between Sonic, as Borrower, Ford Motor Credit Company ("Ford Credit"), as Agent and Lender, Chrysler Financial Company, L.L.C. ("Chrysler Financial"), as Lender, and Toyota Motor Credit Corporation ("Toyota Credit"), as Lender.

10.2 Promissory Note dated June 20, 2001 executed by Sonic in favor of Ford Credit pursuant to the Credit Agreement.

10.3 Promissory Note dated June 20, 2001 executed by Sonic in favor of Chrysler Financial pursuant to the Credit Agreement.

10.4 Promissory Note dated June 20, 2001 executed by Sonic in favor of Toyota Credit pursuant to the Credit Agreement.

10.5 Guaranty dated June 20, 2001 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

10.6 Security Agreement dated June 20, 2001 by Sonic in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

10.7 Security Agreement dated June 20, 2001 by the subsidiaries of Sonic named therein in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

99.1           Risk Factors.

(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

*Filed Previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SONIC AUTOMOTIVE, INC.

Date: August 14, 2001          By: /s/ O. Bruton Smith
      ---------------              ----------------------------------------
                                                O. Bruton Smith
                                      Chairman and Chief Executive Officer



Date: August 14, 2001          By: /s/ Theodore M. Wright
      ---------------              ----------------------------------------
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
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001

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

4.6 Third Supplemental Indenture dated as of March 31, 2001 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008.

4.7*       Registration Rights Agreement dated as of June 30, 1997 among Sonic,
           O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

10.1 Credit Agreement dated as of June 20, 2001 (the "Credit Agreement") between Sonic, as Borrower, Ford Motor Credit Company ("Ford Credit"), as Agent and Lender, Chrysler Financial Company, L.L.C. ("Chrysler Financial"), as Lender, and Toyota Motor Credit Corporation ("Toyota Credit"), as Lender.

10.2 Promissory Note dated June 20, 2001 executed by Sonic in favor of Ford Credit pursuant to the Credit Agreement.

10.3 Promissory Note dated June 20, 2001 executed by Sonic in favor of Chrysler Financial pursuant to the Credit Agreement.

10.4 Promissory Note dated June 20, 2001 executed by Sonic in favor of Toyota Credit pursuant to the Credit Agreement.

10.5 Guaranty dated June 20, 2001 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

10.6 Security Agreement dated June 20, 2001 by Sonic in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

10.7 Security Agreement dated June 20, 2001 by the subsidiaries of Sonic named therein in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement.

99.1      Risk Factors.

*Filed Previously