Form 10-Q
period 2001-09-30
SONIC AUTOMOTIVE INC
filed 2001-11-13
CIK 1043509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes  X   No ___
    ---

As of November 13, 2001, there were 28,308,039 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

                              INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial
         Statements (Unaudited)                                             3

            Consolidated Statements of Income -
              Three-month periods ended
              September 30, 2000 and September 30, 2001

            Consolidated Statements of Income -
              Nine-month periods ended
              September 30, 2000 and September 30, 2001

            Consolidated Balance Sheets -
              December 31, 2000 and September 30, 2001

            Consolidated Statement of Stockholders'
              Equity - Nine-month period ended September 30, 2001

            Consolidated Statements of Cash Flows -
              Nine-month periods ended September 30, 2000
              and September 30, 2001

        Notes to Unaudited Consolidated Financial Statements


ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk         22


PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                   23

SIGNATURES                                                                 24

                        PART I - FINANCIAL INFORMATION
                  Item 1. Consolidated Financial Statements.

                   SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          (Dollars and shares in thousands except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                        2000           2001
                                                    ----------      ----------
REVENUES:
      New vehicles                                  $  924,040      $  919,868
      Used vehicles                                    335,638         302,401
      Wholesale vehicles                               112,256          99,497
                                                    ----------      ----------
         Total vehicles                              1,371,934       1,321,766
      Parts, service and collision repair              177,788         197,001
      Finance, insurance and other                      45,139          48,073
                                                    ----------      ----------
         Total revenues                              1,594,861       1,566,840

COST OF SALES                                        1,366,120       1,331,993
                                                    ----------      ----------

GROSS PROFIT                                           228,741         234,847

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           165,460         176,163

DEPRECIATION                                             1,769           1,864

GOODWILL AMORTIZATION                                    4,184           4,615

OPERATING INCOME                                        57,328          52,205

OTHER INCOME AND EXPENSE:
      Interest expense, floor plan                      11,607           7,496
      Interest expense, other                           10,637           8,476
      Other income                                          35              45
                                                    ----------      ----------
         Total other expense, net                       22,209          15,927
                                                    ----------      ----------

INCOME BEFORE INCOME TAXES                              35,119          36,278

PROVISION FOR INCOME TAXES                              13,060          14,160
                                                    ----------      ----------

NET INCOME                                          $   22,059      $   22,118
                                                    ==========      ==========

BASIC NET INCOME PER SHARE                          $     0.52      $     0.55
                                                    ==========      ==========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                   42,693          40,449
                                                    ==========      ==========


DILUTED NET INCOME PER SHARE                        $     0.51      $     0.53
                                                    ==========      ==========

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
   OUTSTANDING                                          43,571          41,994
                                                    ==========      ==========

           See notes to unaudited consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
          (Dollars and shares in thousands except per share amounts)
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                    2000                       2001
                                                                -----------                -----------
REVENUES:
      New vehicles                                              $ 2,682,696                $ 2,770,064
      Used vehicles                                                 962,392                    936,990
      Wholesale vehicles                                            323,231                    319,416
                                                                -----------                -----------
         Total vehicles                                           3,968,319                  4,026,470
      Parts, service and collision repair                           513,920                    581,153
      Finance, insurance and other                                  125,362                    139,802
                                                                -----------                -----------
         Total revenues                                           4,607,601                  4,747,425

COST OF SALES                                                     3,951,528                  4,048,753

GROSS PROFIT                                                        656,073                    698,672

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        473,745                    527,009

DEPRECIATION                                                          4,930                      5,663

GOODWILL AMORTIZATION                                                12,414                     13,721
                                                                -----------                -----------

OPERATING INCOME                                                    164,984                    152,279

OTHER INCOME AND EXPENSE:
      Interest expense, floor plan                                   34,012                     30,188
      Interest expense, other                                        31,200                     26,989
      Other income                                                      109                        120
                                                                -----------                -----------
         Total other expense, net                                    65,103                     57,057
                                                                -----------                -----------

INCOME BEFORE INCOME TAXES                                           99,881                     95,222

PROVISION FOR INCOME TAXES                                           38,000                     37,135
                                                                -----------                -----------

NET INCOME                                                      $    61,881                $    58,087
                                                                ===========                ===========

BASIC NET INCOME PER SHARE                                      $      1.45                $      1.43
                                                                ===========                ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                        42,584                     40,591
                                                                ===========                ===========

DILUTED NET INCOME PER SHARE                                    $      1.40                $      1.40
                                                                ===========                ===========

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES  OUTSTANDING               44,257                     41,511
                                                                ===========                ===========

           See notes to unaudited consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                               September 30,
                                                                          December 31,             2001
                                                                             2000              (Unaudited)
                                                                         ------------         -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $    109,325         $     103,431
   Receivables, net                                                           127,865               114,992
   Inventories                                                                773,785               654,762
   Other current assets                                                        26,428                29,596
                                                                         ------------         -------------
       Total current assets                                                 1,037,403               902,781

PROPERTY AND EQUIPMENT, NET                                                    72,966                85,329

GOODWILL, NET                                                                 668,782               689,200

OTHER ASSETS                                                                   10,097                12,004
                                                                         ------------         -------------
TOTAL ASSETS                                                             $  1,789,248         $   1,689,314
                                                                         ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable - floor plan                                            $    684,718         $     557,301
   Trade accounts payable                                                      50,274                44,669
   Accrued interest                                                            10,279                 4,757
   Other accrued liabilities                                                   70,453               101,041
   Current maturities of long-term debt                                         2,597                 2,597
                                                                         ------------         -------------
       Total current liabilities                                              818,321               710,365

LONG-TERM DEBT                                                                485,212               448,935

OTHER LONG-TERM LIABILITIES                                                     8,200                 8,318

PAYABLE TO THE COMPANY'S CHAIRMAN                                               5,500                 5,500

DEFERRED INCOME TAXES                                                          21,093                26,277

STOCKHOLDERS' EQUITY:
   Class A convertible preferred stock                                            251                     -
   Class A common stock                                                           333                   345
   Class B common stock                                                           123                   121
   Paid-in capital                                                            329,489               337,160
   Retained earnings                                                          153,564               211,651
   Treasury stock, at cost                                                    (32,838)              (59,358)
                                                                         ------------         -------------
       Total stockholders' equity                                             450,922               489,919
                                                                         ------------         -------------

TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                              $  1,789,248         $   1,689,314
                                                                         ============         =============

           See notes to unaudited consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (Dollars and shares in thousands)
                                  (Unaudited)

                                                                                                                           Total
                                                            Class A          Class B                                       Stock-
                                      Preferred Stock     Common Stock     Common Stock    Paid-In   Retained  Treasury   holders'
                                      Shares   Amount   Shares   Amount  Shares   Amount   Capital   Earnings    Stock     Equity
                                      ------  -------   ------   ------  ------   ------  ---------  --------  --------   --------
BALANCE AT December 31, 2000               -  $   251   33,292   $  333  12,250   $  123  $ 329,489  $153,564  $(32,838)  $450,922
  Shares awarded under stock
   compensation plan                                       942        9                       7,672                          7,681
  Repurchase of Class A Common Stock                                                                            (26,520)   (26,520)
  Conversion of Class B Common Stock                       221        2    (221)      (2)                                        -
  Redemption of Preferred Stock            -     (251)                                                                        (251)
  Exercise of warrants                                      81        1                          (1)                             -
  Net income                                                                                           58,087               58,087
                                      ------  -------   ------   ------  ------   ------  ---------  --------  --------   --------
BALANCE AT September 30, 2001              -  $     -   34,535   $  345  12,029   $  121  $ 337,160  $211,651  $(59,358)  $489,919
                                      ======  =======   ======   ======  ======   ======  =========  ========  ========   ========


           See notes to unauited consolidated financial statements.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                 (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                         2000                      2001
                                                                      ----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   61,881                $    58,087
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      17,344                     19,384
      Gain/loss on disposal of dealership assets                             43                       (794)
      Changes in assets and liabilities that relate to operations:
         Receivables                                                    (26,563)                    21,617
         Inventories                                                     16,590                    172,587
         Other assets                                                    (5,388)                    (2,737)
         Notes payable - floor plan                                     (18,966)                  (184,342)
         Trade accounts payable and other liabilities                    11,482                     19,508
                                                                      ---------                -----------
                      Total adjustments                                  (5,458)                    45,223
                                                                      ---------                -----------
      Net cash provided by operating activities                          56,423                    103,310
                                                                      ---------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of dealerships, net of cash acquired                        (54,918)                   (46,703)
   Purchases of property and equipment                                  (57,993)                   (30,909)
   Proceeds from sales of property and equipment                         15,199                     13,974
   Proceeds from sales of dealerships                                     4,450                     10,394
                                                                      ---------                -----------
      Net cash used in investing activities                             (93,262)                   (53,244)



CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings/(repayments) on revolving credit facilities            74,191                    (35,208)
   Payments on long-term debt                                            (2,405)                    (1,850)
   Proceeds from long-term debt                                             924                        188
   Purchases of Class A common stock                                    (34,685)                   (26,520)
   Redemptions of Preferred Stock                                             -                       (251)
   Issuance of shares under stock compensation plans                      2,144                      7,681
   Advances to affiliated companies                                       3,372                          -
                                                                      ---------                -----------
      Net cash provided by/(used in) financing activities                43,541                    (55,960)
                                                                      ---------                -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                      6,702                     (5,894)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           83,111                    109,325
                                                                      ---------                -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  89,813                $   103,431
                                                                      =========                ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Preferred Stock issued for acquisitions and contingent
    consideration                                                     $  11,589                $         -
   Conversion of Preferred Stock                                      $  25,947                $         -

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


                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (All tables in thousands except per share amounts)


1. Summary of Significant Accounting Policies

     Basis of Presentation -- The accompanying unaudited financial information for the three and nine months ended September 30, 2000 and 2001 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. ("Sonic") for the year ended December 31, 2000.

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

     Commissions expense related to finance and insurance commission revenue is charged to cost of sales upon recognition of such revenue, net of estimated chargebacks. Commission expense charged to cost of sales was approximately $6.7 million and $7.0 million for the three months ended September 30, 2000 and 2001, respectively, and approximately $19.8 million and $20.6 million for the nine months ended September 30, 2000 and 2001, respectively.

     Recent Accounting Pronouncements -- In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141: Business Combinations. SFAS 141 prohibits the pooling-of-interests method of accounting and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS 141 provides additional guidance regarding the measurement and recognition of goodwill and other acquired intangible assets. The provisions of this standard became effective beginning July 1, 2001. For acquisitions after this date, we will be required to classify certain intangible assets, such as franchise rights granted from automobile manufacturers, as intangible assets apart from goodwill.

     In July 2001, the FASB also issued SFAS No. 142: Goodwill and Other Intangible Assets. Among other things, SFAS 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis, but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. These intangible assets are required to be reviewed for impairment in accordance with SFAS 144: Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life may not be amortized and must be reviewed for impairment in accordance with the terms of SFAS 142. The provisions of SFAS 142 become effective for us beginning January 1, 2002; however, goodwill and other intangible assets determined to have an indefinite useful life acquired in business combinations completed after June 30, 2001 will not be amortized.
Early adoption and retroactive application is not permitted. While we are currently evaluating the provisions of SFAS 142, we have not yet determined its full impact on our consolidated financial statements. As of December 31, 2000, the carrying amount of goodwill was $668.8 million and represented 37.4% of total assets and 148.3% of total stockholders' equity. As of September 30, 2001, the carrying amount of goodwill was $689.2 million and represented 40.8% of total assets and 140.7% of total stockholders' equity.

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Summary of Significant Accounting Policies - (Continued)

     In August 2001, the FASB issued SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the provisions of SFAS 144 and have not yet determined the impact on our consolidated financial statements.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts in the accompanying financial statements that require the use of significant estimates are accounts receivable, inventories, intangible assets, income taxes and certain accrued expenses.

     Segment Information -- Sonic's business is fundamentally managed based on individual dealership operating performance. Each of Sonic's dealerships has similar economic and operating characteristics. Each dealership sells similar products and services (new and used vehicles, parts, service and collision repair services), uses similar processes in selling its product and services, and sells its products and services to similar classes of customers. As a result, Sonic's dealerships are aggregated into a single operating segment for purposes of reporting financial condition and results of operations.

2. Business Acquisitions

Acquisitions Completed Subsequent to September 30, 2001 (through November 12,
2001):

     Subsequent to September 30, 2001, Sonic acquired five dealerships for approximately $74.7 million in cash financed with a combination of cash borrowed under our $600 million revolving credit facility and cash generated from operations.

Acquisitions Completed During the Nine months ended September 30, 2001:

     During the first nine months of 2001, Sonic acquired five dealerships for approximately $51.9 million in cash. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying unaudited consolidated financial statements from their respective acquisition dates. The aggregate purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. We are still in the process of obtaining data necessary to complete the allocation of the purchase price of certain of these acquisitions. As a result, the values of assets and liabilities included in the table below reflect preliminary estimates where actual values have not yet been determined, and may ultimately be different than amounts recorded once actual values are determined. Any adjustment to the value of the assets and liabilities will be recorded against goodwill.

                    Working capital                           $    10,179
                    Property and equipment                          9,704
                    Goodwill                                       33,795
                    Non-current liabilites assumed                 (1,784)
                                                              -----------
                    Total purchase price                      $    51,894
                                                              ===========

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Business Acquisitions - (Continued)

          The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisitions completed during the three and nine months ended September 30, 2000 and September 30, 2001 had occurred as of the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed at the beginning of the period presented. These results are also not necessarily indicative of the results of future operations.

                                   Three Months Ended September 30,          Nine Months Ended September 30,
                                      2000                   2001               2000                  2001
                                   ------------          -----------         ----------           -----------
     Total revenues                $ 1,780,047           $ 1,571,783         $ 5,244,343          $ 4,792,975
     Gross profit                  $   278,023           $   235,420         $   724,060          $   705,271
     Net income                    $    22,705           $    21,947         $    63,081          $    56,618
     Diluted net income per share  $      0.52           $      0.52         $      1.43          $      1.36

Sale of Dealership Subsidiaries:

          In the ordinary course of business, we evaluate dealerships for possible disposition based on various performance criteria. During the nine months ended September 30, 2001, we sold or otherwise disposed of assets from ten of our dealership franchises which contributed approximately $41.7 million in revenues in the first nine months of 2001. Proceeds, net of disposal costs, from these dispositions were approximately $10.4 million, resulting in a gain of approximately $0.8 million which has been included within selling, general and administrative expenses on the accompanying unaudited consolidated statements of income for the nine months ended September 30, 2001.

3. Inventories
          Inventories consist of the following:

                               December 31,      September 30,
                                  2000               2001
                               ------------      -------------
     New vehicles              $  591,583        $    466,107
     Used vehicles                116,836             118,531
     Parts and accessories         48,916              46,287
     Other                         16,450              23,837
                               ----------        ------------
     Total                     $  773,785        $    654,762
                               ==========        ============

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4. Property and Equipment

          Property and equipment is comprised of the following:

                                                       December 31,        September 30,
                                                          2000                 2001
                                                       ------------        -------------
      Land                                              $       53           $    7,392
      Building and improvements                             25,771               30,313
      Office equipment and fixtures                         23,599               25,962
      Parts and service equipment                           20,132               20,773
      Company vehicles                                       5,812                6,678
      Construction in progress                              12,244               13,772
                                                        ----------           ----------
      Total, at cost                                        87,611              104,890
      Less accumulated depreciation                        (14,645)             (19,561)
                                                        ----------           ----------
      Property and equipment, net                       $   72,966           $   85,329
                                                        ==========           ==========

     In addition to the $13.8 million classified as construction in progress at September 30, 2001, Sonic has incurred approximately $13.0 million in construction costs during the first nine months of 2001 on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying unaudited consolidated balance sheet as of September 30, 2001. At December 31, 2000 Sonic had classified $5.2 million of such construction costs in other current assets. We sold approximately $9.0 million of completed construction projects in sale-leaseback transactions during the nine months ended September 30, 2001. There were no material gains or losses on these sales.

5. LONG-TERM DEBT

Revolving Facility

     On June 20, 2001 we entered into a new revolving credit facility (the "Revolving Facility") with Ford Motor Credit Company ("Ford Motor Credit"), Chrysler Financial Company, L.L.C ("Chrysler Financial") and Toyota Motor Credit Corporation ("Toyota Credit") with a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $541.6 million at September 30, 2001). The Revolving Facility replaced our prior revolving credit facility with Ford Motor Credit and Chrysler Financial, as lenders, which had a borrowing limit of $500 million, subject to a similar borrowing base. Of the amounts outstanding under the Revolving Facility, $75 million bears interest at a fixed rate of 7.23% while remaining amounts outstanding bear interest at 2.50% above LIBOR (LIBOR was 2.63% at September 30, 2001) and will mature on October 1, 2004 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit, Chrysler Financial and Toyota Credit). The weighted average interest rate on the Revolving Facility was 6.37% and 7.33% for the three and nine months ended September 30, 2001, respectively. Repayments, net of borrowings, under the Revolving Facility for the nine months ended September 30, 2001 were approximately $41.4 million. The total outstanding balance was approximately $312.4 million as of September 30, 2001 and approximately $353.8 million as of December 31, 2000. The outstanding balance as of November 9, 2001 was approximately $333.5 million, reflecting borrowings made to finance acquisitions completed after September 30, 2001. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide for the general working capital needs of Sonic and other general corporate purposes.

     We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants include specified ratios as follows:

  . current assets to current liabilities (at least 1.23:1), . earnings before interest, taxes, depreciation and amortization ("EBITDA")
     and rent less capital expenditures to fixed charges (at least 1.4:1), . EBITDA to interest expense (at least 2:1) and . total adjusted debt to EBITDA (no greater than 2.25:1).

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.   LONG-TERM DEBT - (Continued)

          In addition, the loss of voting control over Sonic by Bruton Smith, Chairman and Chief Executive Officer, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or the failure by Sonic, with certain exceptions, to own all the outstanding equity, membership or partnership interests in its dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic is in compliance with all restrictive covenants as of September 30, 2001.

Mortgage Facility

          We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on June 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. Borrowings, net of repayments, under the Construction Loan for the nine months ended September 30, 2001 were approximately $1.4 million and were primarily used in construction of dealership facilities. The total outstanding balance under the Construction Loan was approximately $5.9 million as of September 30, 2001 and approximately $4.6 million as of December 31, 2000.

          Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. Borrowings under the Permanent Loan for the nine months ended September 30, 2001 were approximately $4.8 million and were used to finance the acquisition of real estate. The total outstanding balance as of September 30, 2001 was approximately $4.8 million. No balances were outstanding as of December 31, 2000.

          The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of September 30, 2001.

The Senior Subordinated Notes

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

          The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. We are in compliance with all restrictive covenants as of September 30, 2001.

          On November 8, 2001, we priced $75 million aggregate principal amount of 11% senior subordinated notes due in 2008. Upon closing, we expect to use the net proceeds from the offering to refinance a portion of our Revolving Facility. These amounts may be subsequently borrowed and utilized to finance acquisitions and other general corporate purposes.

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

                    SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. RELATED PARTIES

Registration Rights Agreement


     When Sonic acquired Town & Country Ford, Lone Star Ford, Fort Mill Ford, Town & Country Toyota and Frontier Oldsmobile-Cadillac in 1997, Sonic signed a Registration Rights Agreement dated as of September 30, 1997 with Sonic Financial Corporation ("SFC"), Bruton Smith, Scott Smith and William S. Egan (collectively, the "Class B Registration Rights Holders"). SFC currently owns 8,881,250 shares of Class B common stock; Bruton Smith, 2,171,250 shares; Scott Smith, 956,250 shares; and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group"), 20,625 shares, all of which are covered by the Registration Rights Agreement. The Egan Group also owns certain shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic's charter, offers and sales of shares of Class B common stock are registered with the Securities and Exchange Commission, then such shares will automatically convert into a like number of shares of Class A common stock.

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

Payable to Company's Chairman

     Sonic has a note payable to Mr. Smith in the amount of $5.5 million (the "Subordinated Smith Loan"). The Subordinated Smith Loan bears interest at Bank of America's announced prime rate plus 0.5% (prime rate was 6.0% at September 30, 2001) and has a stated maturity date of November 30, 2000. Under the terms of certain subordination agreements currently in effect, however, all amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid only after all amounts owed by Sonic to Ford Motor Credit under the Revolving Facility, Sonic's floor plan financing facility with Ford Motor Credit and Sonic's senior subordinated notes are fully paid in cash. Accordingly, the Subordinated Smith Loan has been classified as non-current on the accompanying consolidated balance sheets.


7.  Capital Structure and Per Share Data

     Preferred Stock - Sonic has 3 million shares of preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the "Preferred Stock") which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. As of September 30, 2001 there were no shares issued and outstanding.

     Common Stock - Sonic has two classes of common stock. Sonic has authorized 100 million shares of Class A common stock at a par value of 0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic had 33,291,933 and 34,535,196 shares of Class A common stock issued at December 31, 2000 and September 30, 2001, respectively. Of these issued shares, there were 29,715,570 and 28,204,932 shares outstanding at December 31, 2000 and September 30, 2001, respectively. Sonic has also authorized 30 million shares of Class B common stock at a par value of $.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic's charter. Sonic had 12,250,000 and 12,029,375 shares of Class B common stock issued and outstanding at December 31, 2000 and September 30, 2001, respectively.

     Treasury Stock/Share Repurchase Program - The Board of Directors has authorized Sonic to expend up to $100 million to repurchase shares of Class A common stock or redeem securities convertible into Class A common stock. As of September 30, 2001 Sonic had repurchased a total of 6,330,264 shares of Class A common stock for approximately $59.4 million and had also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million.

     Per Share Data - The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following tables illustrate the dilutive effect of such items on net income per share.

                                          For the nine months ended             For the nine months ended
                                             September 30, 2000                    September 30, 2001
                                    -----------------------------------  ---------------------------------
                                                          Per-share                              Per-share
                                     Income      Shares     amount        Income      Shares      amount
                                    --------   ---------- -----------    --------   ---------- -----------
                                      (Dollars and Shares in thousands   (Dollars and Shares in thousands
                                        except per share amounts)             except per share amounts
Basic Net Income Per Share          $    61,881    42,584   $   1.45     $  58,087     40,591    $    1.43
                                                                ====                                  ====
Effect of Dilutive Securities:
   Stock compensation plans                   -       549                        -        894
   Warrants                                   -        35                        -         18
   Convertible Preferred Stock                -     1,089                        -          8
                                    -----------   -------                ---------   --------

Diluted Net Income Per Share        $    61,881    44,257   $   1.40     $  58,087     41,511   $    1.40
                                    ===========   =======   ========     =========   ========   =========

                                          For the three months ended             For the three months ended
                                             September 30, 2000                    September 30, 2001
                                    -----------------------------------  ---------------------------------
                                                           Per-share                            Per-share
                                     Income      Shares     amount        Income      Shares      amount
                                    --------   ---------- -----------    --------   ---------- -----------
                                      (Dollars and Shares in thousands   (Dollars and Shares in thousands
                                        except per share amounts)             except per share amounts
Basic Net Income Per Share          $ 22,059     42,693   $    0.52      $  22,118     40,449    $    0.55
                                                               ====                                   ====
Effect of Dilutive Securities
   Stock compensation plans                -        644                          -      1,544
   Warrants                                -         39                          -          1
   Convertible Preferred Stock             -        195                          -          -
                                    --------   --------                  ---------   --------
Diluted Net Income Per Share        $ 22,059     43,571   $    0.51      $  22,118     41,994    $    0.53
                                    ========   ========   =========      =========   ========         ====

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Unaudited Consolidated Financial Statements and the related notes thereto.

Overview

     We are the second largest automotive retailer in the United States, as measured by total revenue, operating 155 dealership franchises and 29 collision repair centers throughout the United States as of November 12, 2001. We own and operate franchises for 29 different brands of cars and light trucks, providing comprehensive services including sales of both new and used cars and light trucks, replacement parts and vehicle maintenance, warranty, paint and repair services. We also arrange extended warranty contracts and financing and insurance for our automotive customers.

     The following table depicts the breakdown of our new vehicle revenues by brand for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000:


                                    Percentage of New            Percentage of New
                                Vehicle Revenues for the      Vehicle Revenues for the
                                    Three Months Ended           Nine Months Ended
                                        September 30               September 30,
                                    2000         2001           2000            2001
                                   ------       ------         ------          ------
     Brand
     Ford.................          12.8%        18.9%          13.8%           18.8%
     Honda................          15.3%        13.0%          14.6%           13.1%
     Toyota...............           8.6%        12.1%           8.5%           11.1%
     BMW..................          10.1%        10.5%          10.1%           11.1%
     General Motors (1)...          10.8%        10.8%          10.9%           10.8%
     Chrysler (2).........          12.6%         8.2%          12.3%            8.6%
     Nissan...............           6.6%         5.2%           6.4%            5.3%
     Lexus................           5.5%         5.1%           5.0%            5.3%
     Other (3)............          17.7%        16.2%          18.4%           15.9%
                                   -----        -----          -----           -----
     Total................         100.0%       100.0%         100.0%          100.0%
                                   =====        =====          =====           =====

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

     The automobile industry is cyclical and historically has experienced periodic downturns, characterized by oversupply and weak demand. Many factors affect the industry including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates and available credit. These factors contributed to a significant decline in vehicle sales, primarily of domestic brands during the first nine months of 2001 as compared to the same period last year. On a same store basis, new vehicle revenues declined by approximately 8.0% in the first nine months of 2001 compared to the same period last year, and used vehicle revenues declined by
approximately 11.2% compared to the same period last year.   New and used
vehicle sales substantially slowed immediately following the terrorist attacks of September 11, 2001. In response, certain manufacturers, especially of domestic brands, have introduced incentive programs, which have contributed to a significant increase in the pace of new vehicle sales in October. In addition, we have seen an increase in used vehicle sales in October as well as an increase in sales of brands of new vehicles whose manufacturers have not offered similar incentive programs. We are not able to determine how long the manufacturers will continue to offer these aggressive incentive programs or how long the overall increase in demand will continue, but expect that, absent these incentive programs, vehicle sales may begin to slow again in November and December and continue slowing into 2002.

     While the automotive retailing business is cyclical, we sell several products and services that are not closely tied to the sale of new and used vehicles. Such products and services include our parts, service and collision repair businesses, none of which are dependent upon near-term new vehicle sales volume.

     Our cost of sales and profitability are also affected by the allocations of new vehicles that our dealerships receive from manufacturers. When we do not receive allocations of new vehicle models adequate to meet customer demand, we may purchase additional vehicles from other dealers at a premium to the manufacturer's invoice, reducing the gross margin realized on the sales of such vehicles. In addition, we follow a disciplined approach in selling vehicles to other dealers and wholesalers when the vehicles have been in our inventory longer than the guidelines set by us. Such sales are frequently at or below cost and, therefore, reduce our overall gross margin on vehicle sales.

     Salary expense, employee benefits costs, facility rent and advertising expenses comprise the majority of our selling, general and administrative expenses. Approximately 61.8% of our selling, general and administrative expenses for the nine months ended September 30, 2001 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable expenses, such as advertising (approximately 7.3% of selling, general and administrative expenses) and non-salaried sales compensation (approximately 48.4%), so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. In addition, management compensation is tied to individual dealership profitability and stock price appreciation through stock options.

     Interest expense fluctuates based primarily on the level of the inventory of new vehicles held at our dealerships, substantially all of which is financed through floor plan financing, as well as the amount of indebtedness incurred for acquisitions. Our floor plan expenses are substantially offset by amounts received from manufacturers, in the form of floor plan inventory incentives. These payments are credited against our cost of sales. We received approximately $24.9 million in these manufacturer inventory incentives during the nine months ended September 30, 2001 and approximately $8.5 million during the quarter ended September 30, 2001. Netting these incentives against floorplan interest expense would have resulted in an effective borrowing rate under our floor plan facilities of approximately 1.1% for the nine months ended September 30, 2001 and an effective rate of zero for the quarter ended September 30, 2001.

     Our business is fundamentally managed based on individual dealership operating performance. Each of our dealerships has similar economic and operating characteristics. Each dealership sells similar products and services (new and used vehicles, parts, service and collision repair services), uses similar processes in selling its products and services, and sells its products and services to similar classes of customers. As a result, we have aggregated our dealerships into a single operating segment for purposes of reporting financial condition and results of operations.

     We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our Unaudited Consolidated Financial Statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to September 30, 2001. As a result of the effects of our acquisitions, the historical unaudited consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Results of Operations

     The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in our Unaudited Consolidated Statements of Income.

                                                           Percentage of             Percentage of
                                                      Total Revenues for the     Total Revenues for the
                                                        Three Months Ended         Nine Months Ended
                                                            September 30,            September 30,
                                                       2000             2001      2000             2001
                                                      ------           ------    ------           ------
     Revenues:
        New vehicle revenues.......................     57.9%            58.7%     58.2%            58.3%
        Used vehicle revenues (retail).............     21.1%            19.3%     20.9%            19.7%
        Wholesale vehicle revenues.................      7.0%             6.3%      7.0%             6.7%
        Parts, service and collision repair........     11.2%            12.7%     11.2%            12.3%
        Finance, insurance and other...............      2.8%             3.0%      2.7%             3.0%
                                                       -----            -----     -----            -----
     Total revenues................................    100.0%           100.0%    100.0%           100.0%
     Cost of sales.................................     85.7%            85.0%     85.8%            85.3%
                                                       -----            -----     -----            -----
     Gross profit..................................     14.3%            15.0%     14.2%            14.7%
     Selling, general and administrative expenses..     10.3%            11.3%     10.2%            11.1%
     Depreciation..................................      0.1%             0.1%      0.1%             0.1%
     Goodwill amortization.........................      0.3%             0.3%      0.3%             0.3%
                                                       -----            -----     -----            -----
     Operating income..............................      3.6%             3.3%      3.6%             3.2%
     Interest expense, floorplan...................      0.7%             0.5%      0.7%             0.6%
     Interest expense, other.......................      0.7%             0.5%      0.7%             0.6%
                                                       -----            -----     -----            -----
     Income before income taxes....................      2.2%             2.3%      2.2%             2.0%
     Income tax expense............................      0.8%             0.9%      0.9%             0.8%
                                                       -----            -----     -----            -----
     Net Income....................................      1.4%             1.4%     1.3%              1.2%
                                                       =====            =====     =====            =====

Revenues

     In the third quarter of 2001, total revenues decreased $28.0 million, or 1.8%, over the same period last year, reflecting decreases in revenues from the sale of new and used vehicles, which were partially offset by increases in revenues from parts, service, collision repair and finance and insurance. Revenues grew in most of these areas in the first nine months of 2001, causing total revenues to increase $139.8 million, or 3.0%, over the same period last year. Dealerships acquired in 2000 and 2001, net of dealerships disposed, accounted for approximately $123.0 million of increased revenues in the third quarter and approximately $451.2 million of the increases in the first nine months of 2001. These increases were offset by declines in revenues from dealerships owned longer than one year of approximately $151.0 million in the third quarter of 2001 compared to the same period last year, and $311.3 million in the first nine months of 2001 compared to the same period last year.

    New Vehicles: Revenues from the sale of new vehicles decreased approximately $4.2 million, or 0.5%, in the third quarter of 2001 compared to the same period last year, but increased approximately $87.4 million, or 3.3%, in the first nine months of 2001 compared to the same period last year. The average selling price of new vehicles increased 3.4% in both the third quarter and first nine months of 2001, primarily as a result of a shift in mix to higher priced import brands.

     The increase in average selling price in the third quarter was offset by a decline in unit sales of 3.7%, or 1,342 units, reflecting an increase of 3,551 units from dealership acquired, net of dealerships disposed, but a decrease of 4,893 units from dealerships owned longer than one year. Of this decrease, approximately 53% occurred within the month of September 2001, compared with the same period last year. The decrease was also largely caused by decreased sales of domestic brands, which accounted for approximately 58% of the decrease, as well as weak economic conditions in our Northern California markets, which accounted for approximately 41% of the decrease.

     Unit sales in the first nine months of 2001 declined only 0.1% compared to the first nine months of 2000. Dealerships acquired contributed 12,129 units, net of dealership disposed, in the first nine months of 2001, which was offset by a decline of 12,228 units from dealerships owned longer than one year. This decline was primarily isolated to sales of domestic brands, which are generally more sensitive to weaker economic conditions than import brands. Sales of domestic brands accounted for approximately 74% of the total decline in units from stores owned longer than one year. The decline was also largely impacted by weak economic conditions in Northern California, where revenues declined approximately 14% over the same period last year.

     Used Vehicles: Revenues from retail sales of used vehicles decreased approximately 9.9% in the third quarter of 2001 compared to the same period last year, and approximately 2.6% in the first nine months of 2001 compared to the same period last year. The decreases reflect decreases in both unit sales, which decreased 6.4% in the third quarter of 2001 and 2.0% in the first nine months of 2001, compared to the same periods last year, and decreases in average selling price, which decreased approximately 3.7% in the third quarter of 2001 and 0.7% in the first nine months of 2001, compared to the same periods last year. The decrease in unit sales in both the third quarter and first nine months of 2001 resulted from dealerships owned longer than one year, which decreased by 2,485 units in the third quarter of 2001, and 6,704 units in the first nine months of 2001, compared to the same periods last year. This was offset by increases in unit sales from dealerships acquired, which contributed 1,134 units in the third quarter and 5,499 units in the first nine months, net of dealerships disposed, compared to the same periods last year. The decline in unit sales from dealerships owned longer than one year was experienced primarily by dealerships in our Northern California market in which used unit sales declined approximately 20.7% in the third quarter of 2001. Slow used vehicle revenues sales in September comprised approximately 45.0% of the decline in third quarter revenues from dealerships owned longer than one year.

     Wholesale Vehicles: Wholesale revenues decreased 11.4% in the third quarter and 1.2% in the first nine months of 2001 compared to the same periods last year. The majority of these decreases resulted from decreases in average price per unit of approximately 12.5% in the quarter and 2.0% in the first nine months, compared to the same periods last year, primarily caused by the declines in wholesale values of used units in the overall wholesale market that were more rapid than last year. The decreases in average price per unit were partially offset by increases in unit sales of approximately 1.3% in the third quarter and 0.9% in the first nine months compared to the same periods last year. Dealerships acquired contributed 2,461 units, net of dealerships disposed, in the third quarter of 2001, and 5,450 units, net of dealerships disposed, in the first nine months of 2001. These increases were offset by declines in wholesale units from dealerships owned longer than one year of 2,212 in the third quarter of 2001 and 4,994 in the first nine months of 2001, compared to the same periods last year.

     Fixed Operations: Revenues from parts, service and collision repair increased approximately 10.8% in the third quarter of 2001, and approximately 13.1% in the first nine months of 2001, compared to the same periods last year. The majority of these increases resulted from dealership acquisitions, net of dealership dispositions, which accounted for approximately 69.8% of the increase in the third quarter of 2001 and approximately 69.5% in the first nine months of 2001. Parts, service and collision repair revenues from dealerships owned longer than one year increased approximately 3.5% in the third quarter of 2001 over the same period last year, and approximately 4.3% in the first nine months of 2001 over the same period last year, resulting in part from investments in real estate and construction projects which allowed us to increase our overall service and parts capacity.

     Finance and Insurance: Finance and insurance revenue increased approximately 9.9% in the third quarter of 2001 compared with the same period last year, and approximately 12.8% in the first nine months of 2001 compared with the same period last year. Approximately 129.2% of the increase in the third quarter and approximately 82.6% of the increase in the first nine months resulted from dealership acquisitions, net of dealership dispositions. Finance and insurance revenues per vehicle increased approximately 11.8% in the third quarter of 2001 and approximately 12.4% in the first nine months of 2001, compared to the same periods last year. In addition, despite decreases in new vehicle revenues from dealerships owned longer than one year of approximately 10.2% in the third quarter and approximately 8.0% in the first nine months of 2001, compared to the same periods last year, finance and insurance revenues from those dealerships decreased only 2.0% in the third quarter and increased 2.1% in the first nine months, reflecting increases in finance and insurance revenues per vehicle of 13.6% in the third quarter and 16.2% in the first nine
months.   Excluding our Northern California market from dealerships owned longer than one year, finance and insurance revenues increased by 2.3% for the third quarter 2001 over last year. These increases results from management's continued focus on improving training and development programs for finance and insurance sales people.

Gross profit and gross margins

     Gross profit increased 2.7% in the third quarter of 2001 compared to the same period last year, and approximately 6.5% in the first nine months of 2001 compared to the same period last year. The increases resulted primarily from the additional revenues contributed by dealership acquisitions, net of dealership dispositions, offset by declines in gross profit from dealerships owned longer than one year of approximately 4.4% in the third quarter of 2001 and 2.0% in the first nine months of 2001. Gross profits as a percentage of revenues ("gross margins") increased to 15.0% in the third quarter of 2001 and 14.7% in the first nine months of 2001, from 14.3% in the third quarter of 2000 and 14.2% in the first nine months of 2000, despite declines in gross margins from retail vehicle sales resulting from weaker economic conditions. The increases in overall gross margins were primarily driven by increases in the percentage of revenues contributed by parts, service, collision repair services and finance and insurance products, which earn higher margins than vehicles
sales, as well as increases in gross margins earned on those products.   Parts,
service and collision repair revenues as a percentage of total revenues increased to 12.6% in the third quarter of 2001, from 11.1% in the third quarter of 2000, and to 12.2% in the first nine months of 2001 compared to 11.2% in the first nine months of 2000, reflecting investments in real estate and construction projects which allowed us to increase our overall service and parts capacity. Gross margins earned on parts, service, collision repair and finance and insurance products increased to 53.8% in the third quarter of 2001 from 52.9% in the third quarter of 2000, and to 53.6% in the first nine months of 2001 from 52.3% in the first nine months of 2000, reflecting management's increasing emphasis on training and development and the implementation of best business practices, including variable pricing structures and expense controls.

     The following graph depicts our mix of revenue and gross profit for the third quarter of 2001 compared to the third quarter of 2000 and for the first nine months of 2001 compared to the first nine months of 2000:

                                                                   Part Service             Finance
                          New                    Used                   and                   and
                        Vehicles               Vehicles           Collision Repair         Insurance
Revenue                   58.0%                 28.0%                  11.2%                 2.8%  Q3  2000
Gross Profit              33.3%                 15.1%                  34.8%                16.8%

Revenue                   58.7%                 25.7%                  12.5%                 3.1%  Q3  2001
Gross Profit              31.0%                 12.8%                  38.7%                17.5%

Revenue                   58.2%                 27.9%                  11.2%                 2.7%  YTD 2000
Gross Profit              33.6%                 15.4%                  34.9%                16.1%

Revenue                   58.3%                 26.5%                  12.3%                 2.9%  YTD 2001
Gross Profit              31.0%                 13.7%                  38.2%                17.1%


Selling, general and administrative expenses

     Selling, general and administrative expenses increased 6.5% in the third quarter of 2001 and 11.2% in the first nine months of 2001, compared to the same periods in the prior year. Approximately 94.6% of the increase in the third quarter, and approximately 82.1% of the increase in the first nine months, resulted from dealership acquisitions, net of dealerships dispositions. As a percentage of gross profits, selling, general and administrative expenses increased to 75.0% in the third quarter of 2001 from 72.3% in the third quarter of 2000, and to 75.4% in the first nine months of 2001 from 72.2% in the first nine months of 2000. The majority of these increases are attributable to fixed expenses, which increased to 28.6% in the third quarter of 2001 from 26.0% in the third quarter of 2000 and to 28.8% in the first nine months of 2001 from 25.8% in the first nine months of 2000, as compared to variable expenses which increased only slightly to 46.4% in the third quarter of 2001 from 46.3% in the third quarter of 2000 and to 46.7% in the first nine months of 2001 from 46.4% in the first nine months of 2000. Fixed expenses increased largely as a result of investments in real estate and completed construction projects sold in sale-leaseback transactions which resulted in increases in rent expense of 16.9% in the third quarter and 21.7% in the first nine months, and as a result of increases in health care costs, which more than doubled in both the third quarter and first nine months of 2001 as compared to the same periods last year.

Depreciation and amortization

     Depreciation expense, excluding goodwill amortization, increased approximately 5.4% in the third quarter of 2001 and 14.9% in the first nine months of 2001, compared to the same periods in the prior year. The balance of gross property and equipment, excluding land and construction in process, increased approximately $2.0 million in the third quarter 2001 and $8.5 million in the first nine months of the 2001. The third quarter increase primarily resulted from $2.8 million in capital expenditures partially offset by $0.8 million in property and equipment acquired through dealership acquisitions, net of disposals and other adjustments. The increase in the first nine months of the year primarily resulted from $7.3 million in capital expenditures and $1.2 million in property and equipment acquired through dealership acquisitions, net of disposals and other adjustments. As a percentage of total revenues, depreciation expense was 0.1% in both the third quarter and first nine months of 2001 and 2000. Goodwill amortization expense increased 10.3% in the third quarter of 2001 and 10.5% in the first nine months of 2001, compared to the same periods in the prior year, as a result of $62.9 million in goodwill acquired since the third quarter of 2000, excluding $2.2 million acquired subsequent to July 1, 2001 which is not amortizable in accordance with SFAS No. 142: Goodwill and Other Intangible Assets.


Interest expense, floor plan

     Interest expense, floor plan decreased by $4.1 million, or 35.4%, in the third quarter of 2001 and $3.8 million, or 11.2%, in the first nine months of 2001, compared to the same periods last year. The changes in interest expense floor plan reflected decreases from stores owned longer than one year of approximately $4.2 million, or 40.0%, in the third quarter of 2001, and approximately $6.5 million, or 21.2%, in the first nine months of 2001 compared with the same periods last year. As a percentage of total revenues, floor plan interest decreased to 0.5% in the third quarter of 2001 from 0.7% in the third quarter of 2000, and decreased to 0.6% in the first nine months of 2001 from 0.7% in the first nine months of 2000. The decreases in floor plan interest expense during the third quarter resulted primarily from decreases in interest rates from the same period last year. Of the $4.2 million decrease in interest expense from stores owned longer than one year during the third quarter of 2001, an estimated $3.4 million resulted from decreases in interest rates. The remainder of the decrease was due to a decrease in average floor plan balances to approximately $460.9 million in the third quarter 2001 from approximately $521.7 million in the third quarter 2000 and $497.8 million in the first nine months of 2001 from approximately $508.3 million in the first nine months of 2000.

Interest expense, other

     Interest expense, other decreased $2.2 million in the third quarter of 2001 compared to the same period last year, and $4.2 million in the first nine months of 2001 compared to the same period last year. These decreases primarily resulted from decreases of approximately $2.5 million in the third quarter and approximately $4.0 million in the first nine months resulting from declines in the weighted average interest rate incurred under our $600 million revolving credit to approximately 6.4% in the third quarter of 2001 and approximately 7.3% in the first nine months of 2001 from approximately 9.2% in the third quarter of 2000 and approximately 9.0% in first nine months of 2000.

Liquidity and Capital Resources

     Our principal needs for capital resources are to finance acquisitions and fund debt service and working capital requirements. Historically, we have relied on internally generated cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to finance our operations and expansion.

Cash from operations:

     During the first nine months of 2001, net cash provided by operating activities was approximately $103.3 million compared to $56.4 million in 2000. The increase was primarily due to a decrease in receivables of approximately $21.6 million in the first nine months of 2001 compared to an increase of approximately $26.6 million in the first nine months of 2000.

     Cash flows from operations include the effect of vehicle purchases and related floor plan financing. We currently have standardized floor plan credit facilities with Chrysler Financial Company, LLC ("Chrysler Financial"), General Motors Acceptance Corporation ("GMAC"), Ford Motor Credit Company ("Ford Motor Credit") and Toyota Motor Credit Corporation ("Toyota Credit"). In general, the floor plan facility with Chrysler Financial provides up to $750 million in floor plan financing to dealerships with franchises issued by DaimlerChrysler AG or any of its affiliates ("Chrysler"), the floor plan facility with GMAC provides floor plan financing to dealerships with franchises issued by General Motors Corporation or any of its affiliates ("GM"), the floor plan facility with Ford Motor Credit provides up to $650 million in floor plan financing to dealerships with franchises issued by Ford Motor Company or any of its affiliates ("Ford"), and the floor plan facility with Toyota Credit provides up to $100 million in floor plan financing to dealerships with franchises issued by Toyota Motor Corporation or any of its affiliates ("Toyota"). Prior to an agreement dated June 20, 2001 between us, Ford Motor Credit, Chrysler Financial and Toyota Credit (the "Wholesale Agreement"), floor plan financing to dealerships with franchises other than those issued by Chrysler, GM, Ford or Toyota had been provided by Ford Motor Credit. In accordance with the Wholesale Agreement, we agreed that, beginning June 20, 2001, floor plan financing to these dealerships would be provided 41.67% by Ford Motor Credit, 41.67% by Chrysler Financial and 16.67% by Toyota Credit, subject to the borrowing limits discussed above. As of September 30, 2001, there was an aggregate of approximately $115.6 million outstanding under the Chrysler Financial floor plan facility, $61.8 million outstanding under the GMAC floor plan facility, $368.4 million outstanding under the Ford Motor Credit floor plan facility, and $11.5 million outstanding under the Toyota Credit floor plan facility. Balances outstanding under new vehicle floor plan indebtedness generally exceed the related inventory balances, which are generally reduced by purchase discounts from manufacturers that are not reflected in the related floor plan liability. These manufacturer purchase discounts are standard in the automotive retail industry, typically occur on all new vehicle purchases and are not used to offset the related floor plan liability. These discounts are aggregated and generally paid to us by the manufacturers on a quarterly basis.

     Amounts outstanding under the Chrysler Financial and Toyota Credit floor plan facilities bear interest at 1.25% above LIBOR (LIBOR was 2.63% at September 30, 2001). Amounts outstanding under the Ford Motor Credit and GMAC floor plan facilities bear interest at the prime rate (prime was 6.0% at September 30, 2001), subject to certain incentives and other adjustments. Interest payments under each of our floor plan facilities are due monthly, but we are not required to make principal repayments prior to the sale of the vehicles. The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We are in compliance with all restrictive covenants as of September 30, 2001.


Investing activities:

     Cash used for investing activities in the nine months ended September 30, 2001 was approximately $53.2 million, compared to $93.3 million in the same period of 2000. Our principal investing activities include capital expenditures, dealership acquisitions and dispositions.

     Capital Expenditures: Other than construction of new dealerships and collision repair centers, our capital expenditures generally include building improvements and equipment for use in our dealerships. Capital expenditures in the nine months ended September 30, 2001 were approximately $30.9 million, compared to $58.0 million in 2000. The year over year decrease primarily represents a decrease in expenditures for the construction and renovation of dealerships and collision repair centers. Of the capital expenditures in 2001, approximately $23.6 million related to the construction of new dealerships and collision repair centers compared to $44.1 million for similar expenditures in 2000. Once completed, these new dealerships and collision repair centers are generally sold to third parties in sale-leaseback transactions. We sold approximately $9.0 million of completed construction projects in sale leaseback transactions during the nine months ended September 30, 2001 There were no material gains or losses on these sales. As of September 30, 2001, total construction in progress was approximately $26.8 million, of which approximately $13.0 million represented construction costs on facilities which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying Unaudited Consolidated Balance Sheet as of September 30, 2001. We do not expect any significant gains or losses from these sales.

     Dealership acquisitions and dispositions: During the nine months ended September 30, 2001, we acquired five dealerships for approximately $51.9 million in cash. The purchases were financed with a combination of cash borrowed under our Revolving Facility and cash generated from our existing operations.

     In the ordinary course of business, we evaluate dealerships for possible disposition based on various performance criteria. During the nine months ended September 30, 2001, we sold or otherwise disposed of assets from ten of our dealership franchises which contributed approximately $41.7 million in revenues in 2001. Proceeds, net of disposal costs, were approximately $10.4 million, resulting in a gain of approximately $0.8 million for the nine months ended September 30, 2001.

     In connection with General Motor's decision to discontinue the Oldsmobile brand, we have entered into termination agreements with General Motors to terminate all of our existing Oldsmobile franchises. As of September 30, 2001, we had terminated one of our Oldsmobile franchises and have terminated two additional Oldsmobile franchises subsequent to September 30, 2001. In accordance with the termination agreements, we may terminate our remaining Oldsmobile franchises with 30 days notice any time between now and 2005.

     In connection with DaimlerChrysler's decision to discontinue the Plymouth brand, we have entered into termination agreements with DaimlerChrysler to terminate all our existing Plymouth franchises effective October 1, 2001.

Financing activities:

     Cash used for financing activities was approximately $56.0 million in the first nine months of 2001 compared to cash provided by financing activities of $43.5 million in 2000. Cash used for financing activities in the first nine months of 2001 primarily related to net payments on our revolving credit facilities of $35.2 million and repurchases of stock under our stock repurchase program of approximately $26.5 million offset by issuances of stock under stock compensation plans of approximately $7.7 million. Cash provided by financing activities in the first nine months of 2000 primarily related to net borrowings under our Revolving Facility of approximately $74.2 million, offset by repurchases of stock under our stock repurchase program of approximately $34.7 million.

     The Revolving Facility: On June 20, 2001 we entered into a new revolving credit facility (the "Revolving Facility") with Ford Motor Credit Chrysler Financial and Toyota Credit with a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $541.6 million at September 30, 2001). The Revolving Facility replaced our prior revolving credit facility with Ford Motor Credit and Chrysler Financial, as lenders, which had a borrowing limit of $500 million, subject to a similar borrowing base. Of the amounts outstanding under the Revolving Facility, $75 million bears interest at a fixed rate of 7.23% while remaining amounts outstanding bear interest at 2.50% above LIBOR (LIBOR was 2.63% at September 28, 2001) and will mature on October 1, 2004 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit, Chrysler Financial and Toyota Credit). The weighted average interest rate on the Revolving Facility was 6.37% and 7.33% for the three and nine months ended September 30, 2001, respectively. Repayments, net of borrowings, under the Revolving Facility for the nine months ended September 30, 2001 were approximately $41.4 million. The total outstanding balance was approximately $312.4 million as of September 30, 2001 and approximately $333.5 million as of November 9, 2001, reflecting borrowings made to finance acquisitions completed after September 30, 2001. Additional amounts to be drawn under the Revolving Facility are to be used for the acquisition of additional dealerships and to provide for the general working capital needs of Sonic and other general corporate purposes.

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

     In addition, the loss of voting control over Sonic by Bruton Smith, Chairman and Chief Executive Office, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or our failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in our dealership subsidiaries will constitute an event of default under the Revolving Facility. We are in compliance with all restrictive covenants as of September 30, 2001.

     The Mortgage Facility: We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on September 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. Borrowings, net of repayments, under the Construction Loan for the nine months ended September 30, 2001 were approximately $1.4 million and were primarily used in construction of dealership facilities. The total outstanding balance under the Construction Loan as of September 30, 2001 was approximately $5.9 million.

     Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. Borrowings under the Permanent Loan for the nine months ended September 30, 2001 were approximately $4.8 million and were used to finance the acquisition of real estate. The total outstanding balance as of September 30, 2001 was approximately $4.8 million.

  The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of September 30, 2001.

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

     The indenture governing the senior subordinated notes contains certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. We are in compliance with all restrictive covenants as of September 30, 2001.

     On November 8, 2001, we priced $75 million aggregate principal amount of 11% senior subordinated notes due in 2008. Upon closing, we expect to use the net proceeds from the offering to refinance a portion of our Revolving Facility. These amounts may be subsequently borrowed and utilized to finance acquisitions and other general corporate purposes.

     Stock Repurchase Program: Our Board of Directors has authorized us to expend up to $100 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. As of September 30, 2001 we had repurchased a total of 6,330,264 shares of Class A common stock for approximately $59.4 million and had also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million.

     Future Outlook: We believe that funds generated through future operations and availability of borrowings under our floor plan financing (or any replacements thereof) and other credit arrangements will be sufficient to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. We expect to fund any future acquisitions from future cash flow from operations, additional debt financing (including the Revolving Facility) or the issuance of Class A common stock, preferred stock or other convertible instruments.

     Acquisitions Completed Subsequent to September 30, 2001 (through November 12, 2001): Subsequent to September 30, 2001, Sonic acquired five dealerships for approximately $74.7 million in cash financed with a combination of cash borrowed under the Revolving Facility and cash generated from Sonic's existing operations.


Seasonality

     Our operations are subject to seasonal variations. The first and fourth quarter generally contributes less revenue and operating profits than the second and third quarters. Seasonality is principally caused by weather conditions and the timing of manufacturer incentive programs and model changeovers.


Effect of New Accounting Pronouncements:

     Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141: Business Combinations. SFAS No. 141 prohibits the pooling-of-interests method of accounting and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS 141 provides additional guidance regarding the measurement and recognition of goodwill and other acquired intangible assets. The provisions of this standard became effective beginning July 1, 2001. For acquisitions after this date, we will be required to classify certain intangible assets, such as franchise rights granted from automobile manufacturers, as intangible assets apart from goodwill.

     In July 2001, the FASB also issued SFAS No. 142: Goodwill and Other Intangible Assets. Among other things, SFAS 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis, but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. These intangible assets are required to be reviewed for impairment in accordance with SFAS 144: Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life may not be amortized and must be reviewed for impairment in accordance with the terms of SFAS 142. The provisions of SFAS 142 become effective for us beginning January 1, 2002; however, goodwill and other intangible assets determined to have an indefinite useful life acquired in business combinations completed after June 30, 2001 will not be amortized. Early adoption and retroactive application is not permitted. While we are currently evaluating the provisions of SFAS 142, we have not yet determined its full impact on our consolidated financial statements. As of December 31, 2000, the carrying amount of goodwill was $668.8 million and represented 37.4% of total assets and 148.3% of total stockholders' equity. As of September 30, 2001, the carrying amount of goodwill was $689.2 million and represented 40.8% of total assets and 140.7% of total stockholders' equity.

     In August 2001, the FASB issued SFAS 144: Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the provisions of SFAS 144 and have not yet determined the impact on our consolidated financial statements.



Item 3:  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. Our variable rate floor plan notes facilities, Revolving Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.0 billion at September 30, 2001 and approximately $918.2 million at September 30, 2000. A change of one percent in the interest rate would have caused a change in interest expense of approximately $7.3 million in the first nine months of 2001 and approximately $7.0 million in the first nine months of 2000. Of the total change in interest expense, approximately $4.6 million in the first nine months of 2001 and approximately $4.4 million in the nine months of 2000 would have resulted from floor plan notes payable.

     Our exposure with respect to floor plan notes facilities is mitigated by floor plan incentives received from manufacturers, which are generally based on rates similar to those incurred under our floor plan financing arrangements. Our floor plan interest expense in the first nine months of 2001 exceeded the amounts we received from these manufacturer floor plan incentives by only approximately $5.3 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to an annualized rate of approximately 1.1% after considering these incentives.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

3.1       Bylaws of Sonic (as amended August 8, 2001).


10.1 Amendment to Credit Agreement and Reaffirmation of Guaranty dated August 15, 2001 between Sonic, as Borrower, the subsidiaries of Sonic named therein, as Guarantors, Ford Motor Credit Company ("Ford Credit"), as Agent and Lender, Chrysler Financial Company, L.L.C., as Lender, and Toyota Motor Credit Corporation, as Lender.

10.2 Amended and Restated Promissory Note dated August 15, 2001 executed by Sonic in favor of Ford Credit pursuant to the Credit Agreement.

99.1      Risk Factors.