Form 10-K405
period 2001-12-31
SONIC AUTOMOTIVE INC
filed 2002-03-27
CIK 1043509

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  For the year ended December 31, 2001

                                       OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the transition period from       to

                         Commission file number 1-13395

                             SONIC AUTOMOTIVE, INC.
             (Exact Name of Registrant as Specified in its Charter)


         DELAWARE
(State or Other Jurisdiction of                                  56-2010790
Incorporation or Organization)                                (I.R.S. Employer
                                                             Identification No.)
   5401 EAST INDEPENDENCE BOULEVARD
            P.O. BOX 18747
       CHARLOTTE, NORTH CAROLINA                                    28212
(Address of Principle Executive Offices)                          (Zip Code)

                                 (704) 566-2400
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                  WHICH REGISTERED
       -------------------                                  ----------------

Class A Common Stock, $.01 Par Value                     New York Stock Exchange

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $816,306,901 based upon the closing sales price of the registrant's Class A common stock on March 15, 2002 of $30.03 per share. As of March 15, 2002, there were 28,755,269 shares of Class A common stock, par value $.01 per share, and 12,029,375 shares of Class B common stock, par value $.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2002 are incorporated by reference into Part III of this Form 10-K.
=========================================================

                           FORM 10-K TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----
PART I
Item 1.    Business...................................................................................................    4
Item 2.    Properties.................................................................................................   16
Item 3.    Legal Proceedings..........................................................................................   19
Item 4.    Submission of Matters to a Vote of Security Holders........................................................   19
PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters..................................   20
Item 6.    Selected Financial Data....................................................................................   21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......................   22
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................................................   28
Item 8.    Financial Statements and Supplementary Data................................................................   29
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................   29
PART III
Item 10.   Directors and Executive Officers of the Registrant.........................................................   30
Item 11.   Executive Compensation.....................................................................................   30
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................................   30
Item 13.   Certain Relationships and Related Transactions.............................................................   30
PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................   31
SIGNATURES............................................................................................................   35
CONSOLIDATED FINANCIAL STATEMENTS.....................................................................................  F-1

         The following Annual Report on Form 10-K contains numerous "forward-looking statements" within the meaning of the Private Litigation Securities Reform Act of 1995. These forward looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as "may," "will," "should," "believe," "expect," "anticipate," "intend," "plan," "foresee," and other similar words or phrases. Specific events addressed by these forward looking statements include, but are not limited to:

     .    future acquisitions;

     .    industry trends;

     . general economic trends, including employment rates and consumer confidence levels;

     .    vehicle sales rates and same store sales growth;

     .    our financing plans;

     .    our business and growth strategies.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Exhibit 99.1 of this Form 10-K and elsewhere in this report, as well as:

     . our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures, our share repurchase program, and general operating activities;

     . the reputation and financial condition of vehicle manufacturers whose brands we represent, and their ability to design, manufacture, deliver and market their vehicles successfully;

     . our relationships with manufacturers which may affect our ability to complete additional acquisitions;

     . changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

     . general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, and the level of consumer spending;

     . high competition in the automotive retailing industry which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire;

     . our ability to successfully integrate recent and potential future acquisitions.

                                     PART I

ITEM 1. BUSINESS.

         Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are the second largest automotive retailer in the United States, as measured by total revenue. As of March 15, 2002, we operated 160 dealership franchises at 118 dealership locations, representing 30 different brands of cars and light trucks, and 29 collision repair centers in 13 states. We have grown from 10 stores, 6 collision centers, 8 brands in 4 states since our initial public offering in November 1997. Through December 31, 2001, our five-year compound annual growth rates are 85% for revenues, 115% for net income and 63% for earnings per share. Each of our dealerships provides comprehensive services including (1) sales of both new and used cars and light trucks, (2) sales of replacement parts and performance of vehicle maintenance, warranty, paint and repair services and (3) arrangement of extended warranty contracts and financing and insurance ("F&I") for our automotive customers.

         As compared to automotive manufacturers, we and other automotive retailers exhibit relatively low earnings volatility. This is primarily due to a higher ratio of variable costs that allows us to manage the majority of our expenses, such as advertising, sales commissions and vehicle carrying costs, as demand patterns change. We also have a greater diversity in our sources of revenues compared to automobile manufacturers. In addition to new vehicle sales, our revenues include used vehicle sales and parts, service and collision repair, which carry higher gross margins and are less sensitive to economic cycles and seasonal influences than are new vehicle sales. The following charts depict the diversity of our sources of revenue and gross profit for the year ended December 31, 2001:

      [PIE CHART]                              [PIE CHART]

      Revenue                                Gross Profit
      Used vehicles         25%              Used vehicles          13%
      Parts, service and                     Parts, service and
      collision repair      12%              collision repair       37%
      Finance and Insurance  3%              Finance and Insurance  19%
      New vehicles          60%              New vehicles           31%

BUSINESS STRATEGY

     Further Develop Strategic Markets and Brands. Our growth strategy has been focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California, that on average are experiencing population growth that exceeds the national average. Where practicable, we also seek to acquire franchises that we believe have above average sales prospects. We have a dealership portfolio of 30 American, European and Asian brands. A majority of our dealerships are either luxury or mid-line import brands. Our dealership network is organized into regional dealership groups. As of December 31, 2001, we operated dealerships in the following regional areas:

                                                                     Percent of
                                   Number of       Number of         2001 Total
                                    Stores         Franchises         Revenue
                                 -------------  ----------------  --------------
     Northern California               18                23              20%
     Houston                           10                12              12%
     Southern California/Nevada        16                18              10%
     Dallas                             4                 4               8%
     North Carolina                     9                14               8%
     W est Florida                      8                 8               7%
     Birmingham/Tennessee              10                13               6%
     Ohio                               7                12               5%
     Alabama                            8                16               5%
     Oklahoma                           6                 6               5%
     Mid-Atlantic                       5                 6               4%
     South Carolina                     7                12               4%
     Georgia                            3                 3               3%
     East Florida                       4                 8               3%
                                  --------           -------          -------
                                      115               155             100%
                                  --------           -------          -------

We believe that further consolidation in the auto retailing industry is likely and we intend to seek acquisitions consistent with our operating strategy. We generally seek to acquire larger, well managed multiple franchise dealerships or multiple dealership groups located in metropolitan or high growth suburban markets. We also look to acquire smaller, single franchise dealerships that will allow us to capitalize upon professional management practices and provide greater breadth of products and services in our markets. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships.

     The automotive retailing industry remains highly fragmented. We believe our "hub and spoke" acquisition strategy will allow us to realize economies of scale, offer a greater breadth of products and services and increase brand diversity. We also intend to acquire dealerships that have under performed the industry average but represent attractive franchises or have attractive locations that would immediately benefit from our professional management.

     . Increase Sales of Higher Margin Products and Services. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

    Retail Used Vehicles: Retail used vehicle sales typically generate higher gross margins than new vehicle sales due to limited comparability among used vehicles and the somewhat subjective nature of their valuation. Our experience indicates that there are typically opportunities at acquired dealerships to improve all aspects of used vehicle operations and used vehicle inventory control. Retail used vehicle unit sales accounted for approximately 37.0% of our new and used vehicle unit sales for the year ended December 31, 2001 and 36.2% of our new and used vehicle unit sales for the year ended December 31, 2000.

    Finance and Insurance: Each sale of a new or used vehicle provides us the opportunity to earn financing fees and to sell extended warranty service contracts. We currently offer a wide range of nonrecourse financing, leasing and insurance products to our customers. We believe there are opportunities at acquired dealerships to increase earnings from the sale of finance, insurance and warranty products. As a result of our size and scale, we have also negotiated higher commissions on the origination of customer vehicle financing, insurance policies and extended warranty contracts. On a per vehicle basis, our F&I revenue for the year ended December 31, 2001 increased 12.1% to $846 compared to 2000.

    Parts, Service & Repair: Each of our dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships. As a result, our dealerships are uniquely qualified to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business by using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory.

    In addition, we operated collision repair centers at 29 locations at December 31, 2001. We recently added two regional managers to oversee these operations. We believe we can improve these operations by capitalizing on the synergies between our franchised dealerships and our collision repair centers. These synergies include access to customer networks, ready access to parts and the ability to share employees.

    . Emphasize Expense Control. We continually focus on controlling expenses and expanding margins at the dealerships we acquire and integrate into our organization. Approximately 63.1% of our selling, general and administrative expenses for the year ended December 31, 2001 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable costs, such as advertising (7.0% of selling, general and administrative expenses) and non-salaried compensation (50.1%) expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and all other non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. In addition, management compensation is tied to individual dealership profitability and stock price appreciation through stock options.

    . Effectively Manage Inventory Levels. Maintaining appropriate levels of both vehicle and parts inventories has a direct impact on profitability. We believe that vehicle gross margins decline as inventory levels increase and more pressure is exerted on the sales staff to close deals. In addition, net profitability is negatively affected by the higher costs (floor plan interest and insurance) of carrying that inventory. We have implemented financial reporting systems that give us the ability to analyze our vehicle inventory on a consolidated basis. Inventory management is also a key component of the various incentive programs we have implemented at our dealerships. During 2001, we reduced our new vehicle inventory levels from 68.1 days supply at the beginning of the year to 45.4 days supply at year end and our used vehicle inventory levels from 40.1 days supply to 35.1 days supply.

    . Train, Develop and Motivate Qualified Management. We believe that our well-trained dealership personnel are key to our long-term prospects. We require all of our employees, from service technicians to regional vice presidents, to participate in in-house training programs each year. We have expanded our Sonic Dealer Academy to include modules not only for our dealer operators but also for general sales managers and fixed operations managers. We believe that our comprehensive training of all employees and professional, multi-tiered management structure provide us with a competitive advantage over other dealership groups. This training and organizational structure provides high-level supervision over the dealerships, accurate financial reporting and the ability to maintain effective controls as we expand. In order to motivate management, we employ an incentive compensation program for each officer, vice president and dealer operator, a portion of which is provided in the form of Sonic stock options with additional incentives based on the performance of individual profit centers. We believe that this organizational structure, together with the opportunity for promotion within our large organization and for equity participation, serve as a strong motivation for our employees.

    . Achieve High Levels of Customer Satisfaction. We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles in a positive, "consumer friendly" buying environment. Some manufacturers offer specific performance incentives on a per vehicle basis if certain Customer Satisfaction Index ("CSI") levels (which vary by manufacturer) are achieved by a dealer. In addition, all manufacturers consider CSI scores in approving acquisitions. In order to keep management focused on customer satisfaction, we include CSI results as a component of our incentive compensation programs. Our success in this area is evident by the number of manufacturer awards our dealerships have received. In 2001, a number of our dealerships received BMW's Center of Excellence award, Chrysler's Five Star Certification, the Lexus Elite Award, Toyota's President's Award, Honda's President's Award and Infiniti's Reward of Excellence.

    . Management Information System. Our dealerships process their financial and operating data through their individual dealer management system using software provided by ADP, Inc., Reynolds & Reynolds, Co. or UCS, Inc. We then consolidate the data received from our dealers using an exclusive private communication network. We aggregate the information at our corporate headquarters using Hyperion financial systems. This technology allows us to quickly integrate the information from a new acquisition. Using our private network, we upload the financial and operational data of a newly acquired dealership and thereby efficiently integrate the acquired dealership into our operational strategy.

    . Customer Relationship Management. We believe that we can increase customer loyalty and reduce marketing costs by using Customer Relationship Management ("CRM") software to more efficiently target our advertising communications. We expect these systems to allow us to capture a greater percentage of our targeted customers' automotive spending. We are implementing a standardized system throughout our dealership network to allow us access to centralized information. We completed our pilot program and have successfully deployed our CRM system in fifty percent of our dealerships.

Dealership Management

    Our dealership operations are overseen by regional, senior regional or divisional vice presidents for a particular geographic area. These vice presidents are geographically aligned with regional and divisional controllers who are responsible for maintaining effective internal controls and accurate financial reporting at each dealership. Our divisional and regional management teams use our computer-based information systems to monitor each dealership's sales, profitability, inventory and other financial and operating data. We believe this regional management structure gives us a competitive advantage over many dealerships. It allows us to effectively oversee our operations, recruit new employees and implement best practices using employees that have a thorough understanding of the local market. In addition, it gives us the ability to quickly field an experienced team of professionals to lead our acquisition due diligence and integration efforts thereby increasing the speed with which we deploy our operating strategy at acquired dealerships.

    Each of our dealerships is managed by a dealer operator who is responsible for the operations of the dealership and the dealership's financial and customer satisfaction performance. The dealer operator is responsible for selecting, training and retaining dealership personnel. All dealer operators report to Sonic's regional vice presidents.

    Each dealer operator is complemented by a team that generally includes two senior managers who aid in the operation of the dealership. The general sales manager is primarily responsible for the operations, personnel, financial performance and customer satisfaction performance of the new vehicle sales, used vehicle sales, and finance and insurance departments. The parts and service director is primarily responsible for the operations, personnel, financial and customer satisfaction performance of the service, parts and collision repair departments (if applicable). Each of the departments of the dealership typically has a manager or managers who reports to the general sales manager or parts and service director.

    Sonic's dealer operators are also supported by national directors of fixed operations, field operations, sales and finance & insurance, respectively. Each of these national directors assist the dealer operators in implementing organizational best practices. Regional directors of fixed operations, collision repair centers and finance & insurance support the national directors.



New Vehicle Sales

    As of December 31, 2001, Sonic sold 30 brands of new cars and light trucks. The products have a broad range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that our brand, product and price diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. Approximately 25.4% of new vehicle sales during the year ended December 31, 2001 were luxury brands (such as Mercedes, Lexus, BMW, Infiniti and Volvo) compared to 26.5% for the same period in 2000. In addition, approximately 59.7% of our new vehicle sales in 2001 were import brands and 40.3% were domestic brands.


    Our leading new vehicle brands accounted for our 2001 revenue as depicted in the following chart:

                                   [PIE CHART]

                            General Motors(2)   12.2%
                            Toyota              11.3%
                            Nissan               5.3%
                            Lexus                5.3%
                            Other(3)            15.3%
                            Honda               13.0%
                            Ford                18.6%
                            Chrysler(1)          8.3%
                            BMW                 10.7%

(1) Includes Chrysler, Dodge, Jeep and Plymouth
(2) Includes Buick, Cadillac, Chevrolet, GMC, Oldsmobile and Pontiac
(3) Includes Acura, Audi, Hyundai, Infiniti, Isuzu, KIA, Land Rover, Lincoln, Mercedes, Mercury, Mitsubishi, Porsche, Subaru, Volkswagen and Volvo

The following table presents information regarding Sonic's new vehicle sales:

                                                         Year ended December 31,
                                             ------------------------------------------
                                                 1999          2000           2001
                                             ------------- --------------- ------------
                                      (dollars in thousands, except per vehicle selling prices)
     Unit sales ......................            79,294        135,919        142,720
     Vehicle Revenue (1) .............       $ 1,962,129    $ 3,499,546    $ 3,772,133
     Average vehicle Selling Price ...       $    24,745    $    25,747    $    26,430
     Gross Profit ....................       $   161,205    $   293,034    $   298,589
     Gross Margin ....................               8.2%           8.4%           7.9%

     (1) In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

     New vehicle sales include retail lease transactions and lease-type transactions, both of which are arranged by Sonic. New vehicle leases generally have short terms. Lease customers, therefore, return to the new vehicle market more frequently than do customers who purchase vehicles using cash or traditional financing. Leases also provide a source of late-model, generally low mileage vehicles for our used vehicle inventory. Generally, leased vehicles are under warranty for the entire lease term, which motivates our customers to return to our dealerships for repair service throughout the term of the lease.

Used Vehicle Sales

     Sonic sells a broad variety of makes and models of used cars and light trucks. We obtain used vehicles through customer trade-ins, at "closed" auctions which may be attended only by new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions which offer repossessed vehicles and vehicles sold by other dealers. We sell our used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles that remain unsold for a specified period of time, to other dealers or wholesalers. Sales to other dealers or wholesalers are frequently close to or below cost and therefore negatively affect our gross margin on used vehicle sales.

     The following table presents information regarding Sonic's used vehicle sales:



                                                                     Year ended December 31,
                                                     --------------------------------------------------
                                                          1999                2000             2001
                                                     ----------------   ---------------   -------------
                                                  (dollars in thousands, except per vehicle selling prices)
      Retail unit sales ........................          47,345              79,749           81,122
      Retail vehicle revenue (1) ...............     $   651,461         $ 1,174,660      $ 1,174,064
      Average retail selling price .............     $    13,760         $    14,729      $    14,473
      Retail gross profit ......................     $    72,627         $   135,736      $   134,823
      Retail gross margin (1) ..................            11.2%               11.6%            11.5%
      Wholesale unit sales .....................          39,834              67,835           70,200
      Wholesale vehicle revenue ................     $   250,794         $   430,513      $   418,006
      Average wholesale vehicle selling price ..     $     6,296         $     6,346      $     5,955
      Wholesale gross profit ...................     $    (3,734)        $    (7,587)     $    (9,382)
      Wholesale gross margin ...................            -1.5%               -1.8%            -2.2%
      Total unit sales .........................          87,179             147,584          151,322
      Total revenue ............................     $   902,225         $ 1,605,173      $ 1,592,070
      Total gross profit .......................     $    68,893         $   128,149      $   125,441
      Total gross margin .......................             7.6%                8.0%             7.9%

      (1) In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Service and Parts Sales

     Sonic sells parts and provides maintenance and both warranty and non-warranty repair services at each of our franchised dealerships. Service and parts sales provide higher gross margins than vehicle sales and, generally, are not as sensitive to economic cycles and seasonality factors as vehicle sales.

     The following table presents information regarding Sonic's service and parts sales:

                                                Year ended December 31,
                                       -----------------------------------------
                                           1999          2000           2001
                                       ------------- -------------- ------------
                                                (dollars in thousands)
       Sales revenue ................  $ 333,161     $ 640,662      $ 733,242
       Gross profit .................  $ 139,738     $ 283,124      $ 335,510
       Gross margin .................       41.9%         44.2%          45.8%

Collision Repair Operations

     As of December 31, 2001, Sonic operated 29 collision repair centers. Our collision repair business provides favorable margins and, similar to service and parts, is not significantly affected by business cycles or consumer preferences. In addition, because of the higher cost of used vehicles, insurance adjusters are more hesitant to declare a vehicle a total loss, resulting in more significant, and higher cost, repair jobs.

     The following table sets forth information regarding Sonic's collision repair operations:

                                                Year ended December 31,
                                       -----------------------------------------
                                          1999           2000          2001
                                       ------------- -------------- ------------
                                                (dollars in thousands)

      Sales revenue .................  $ 31,023       $ 47,312      $ 50,587
      Gross profit ..................  $ 14,933       $ 23,882      $ 25,868
      Gross margin ..................      48.1%          50.5%         51.1%

Finance and Insurance Operations

     Sonic offers its customers a wide range of financing and leasing alternatives for the purchase of vehicles as well as third-party warranty or extended service contracts. We assign our vehicle financing contracts and leases to other parties, instead of directly financing sales, which reduces our exposure to loss from financing activities. Sonic receives a commission from the provider of the finance, lease or extended warranty contract but is assessed a chargeback fee by that provider if a contract is canceled, in most cases, within 90 days of originating the contract. Early cancellation can result from early repayment because of refinancing of the loan, the sale or trade-in of the vehicle, or default on the contract. We establish an allowance to absorb estimated chargebacks and refunds. Finance and insurance commission revenue is recorded net of such chargebacks. Commission expense related to finance and insurance commission revenue is charged to selling, general and administrative expenses upon recognition of such revenue.

     The following table presents information regarding Sonic's finance and insurance operations:

                                                Year ended December 31,
                                      -----------------------------------------
                                         1999           2000           2001
                                      ------------- ------------- -------------
                                    (dollars in thousands, except per unit data)

       Commission revenue .........   $ 82,771      $ 162,751     $ 189,325
       Revenue per unit retailed...     $  654          $ 755         $ 846
       Gross profit (1) ...........   $ 82,771      $ 162,751     $ 189,325
       Gross margin ...............      100.0%         100.0%        100.0%

      (1) In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Sales and Marketing

    Sonic's marketing and advertising activities vary among our dealerships and among our markets. We advertise primarily through television, newspapers, radio and direct mail and regularly conduct special promotions designed to focus vehicle buyers on our product offerings. We also utilize computer technology to aid sales people in prospecting for customers.

Relationships with Manufacturers

    Each of Sonic's dealerships operates under a separate franchise or dealer agreement that governs the relationship between the dealership and the manufacturer. In general, each dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most manufacturers allocate vehicles on a "turn and earn" basis that rewards high volume. A dealer agreement requires the dealer to meet specified standards regarding showrooms, the facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training, and other aspects of the business. The dealer agreement with each dealership also gives the related manufacturer the right to approve the dealership's general manager and any material change in management or ownership of the dealership. Each manufacturer may terminate a dealer agreement under certain circumstances, such as a change in control of the dealership without manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealership's general manager, the conviction of the dealership or the dealership's owner or general manager of certain crimes, the failure to adequately operate the dealership or maintain wholesale financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the dealer agreement.

    Many automobile manufacturers have developed policies regarding public ownership of dealerships. We believe that these policies will continue to change as more dealership groups sell their stock to the public, and as the established, publicly owned dealership groups acquire more franchises. To the extent that new or amended manufacturer policies restrict the number of dealerships which may be owned by a dealership group, or the transferability of Sonic's common stock, such policies could have a material adverse effect on us. Sonic believes that it will be able to renew at expiration all of its existing franchise and dealer agreements. Other policies implemented by manufacturers include:

    . Ford may cause Sonic to sell or resign from one or more of Sonic's Ford, Lincoln or Mercury franchises if any person or entity (other than O. Bruton Smith and any entity controlled by him) acquires securities or has a binding agreement to acquire securities having 50% or more of the voting power of Sonic's securities.

    . General Motors and Infiniti may force the sale of their respective franchises if 20% or more of Sonic's voting securities are similarly acquired.

    . Toyota may force the sale of one or more of Sonic's Toyota or Lexus dealerships if (1) an automobile manufacturer or distributor acquires securities, or the right to vote securities by proxy or voting agreement, having more than 5% of the voting power of Sonic's securities, (2) any individual or entity acquires securities, or the right to vote securities by proxy or voting agreement, having more than 20% of the voting power of Sonic's securities, (3) there is a material change in the composition of Sonic's Board of Directors that Toyota reasonably concludes will be materially incompatible with Toyota's interests or will have an adverse effect on Toyota's reputation or brands in the marketplace or the performance of Sonic or its Toyota and Lexus dealerships, (4) there occurs an extraordinary transaction whereby Sonic's stockholders immediately prior to such transaction own in the aggregate securities having less than a majority of the voting power of Sonic or the successor entity, or (5) any individual or entity acquires control of Sonic, Sonic Financial Corporation or any Toyota or Lexus dealership owned by Sonic.

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

    . Volkswagen has approved the sale of no more than 25% of the voting control of Sonic, and any future changes in ownership or transfers among Sonic's current stockholders that could effect the voting or managerial control of Sonic's Volkswagen franchisee subsidiaries require the prior approval of Volkswagen.

    . Mercedes requires 60 days advance notice to approve any acquisition of 20% or more of Sonic's voting securities.

    .   Other manufacturers may impose similar restrictions.

    Many states have placed limitations upon manufacturers' and distributors' ability to sell new motor vehicles directly to customers in their respective states in an effort to protect dealers from unfair competition. In general, these statutes make it unlawful for a manufacturer or distributor to compete with a new motor vehicle dealer in the same line-make operating under an agreement or franchise from the manufacturer or distributor in the relevant market area. However, a manufacturer or distributor is not deemed to be competing when:

    (1) operating a dealership either temporarily or for a reasonable period;

    (2) in a bona fide retail operation which is for sale; or

    (3) in a bona fide relationship in which an independent person has made a significant investment subject to loss in the dealership and can reasonably expect to acquire full ownership of such dealership on reasonable terms and conditions.

    Certain states, such as Florida, Georgia, Oklahoma, South Carolina, North Carolina and Virginia limit the amount of time that a manufacturer may temporarily operate a dealership to one year. Further, certain states require a person who is attempting to acquire a dealership from a manufacturer or distributor to invest a specified amount of money in the dealership.

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

    Alabama. Alabama law prohibits manufacturers from terminating or refusing to continue or renew a franchise agreement except for "good cause." "Good cause" to discontinue a relationship may exist if, for example, a dealer violates a material term of, or fails to perform its duties under, a franchise agreement. In addition, a manufacturer is prohibited from interfering with the transfer of a dealership unless the transfer is to a person who would not qualify for a dealer's license under Alabama law. Finally, a manufacturer may not unreasonably establish a new dealership within the market area of an existing dealer. A manufacturer who violates Alabama law may be required to pay the dealer for the damages incurred, as well as the costs of suing the manufacturer for damages, including attorney's fees.

    California. California law requires a manufacturer who wishes to terminate or refuse to continue any existing franchise to provide written notice to the franchisee and to California's New Motor Vehicle Board. If the dealer protests, the manufacturer will be required to show the board that there is good cause for termination. Possible reasons for termination include transfer of any ownership or interest in the franchise without the consent of the franchiser (which consent cannot be unreasonably withheld), misrepresentation by the franchisee in applying for the franchise, insolvency of the franchisee and failure of the dealer to conduct its customary sales and service operations during its customary hours of business for seven consecutive business days. If a manufacturer wants to establish an additional motor vehicle dealership within a relevant market area where the same line-make is then represented or seeks to relocate an existing motor vehicle dealership, the manufacturer must notify the New Motor Vehicle Board and each franchisee in that line make in the relevant area. The franchisee may then file a protest to the establishing or relocating of the dealership. The franchisee has the burden of proof to show that there is good cause not to allow the establishment or relocation of the additional motor vehicle dealership.

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

Competition

    The retail automotive industry is highly competitive. Depending on the geographic market, we compete both with dealers offering the same brands and product lines as ours and dealers offering other manufacturers vehicles. We also compete for vehicle sales with auto brokers and leasing companies, and with internet companies that provide customer referrals to other dealerships or who broker vehicle sales between customers and other dealerships. We compete with small, local dealerships and with large multi-franchise auto dealerships. Some of our competitors are larger and have greater financial and marketing resources and are more widely known than we are. Some of our competitors also may utilize marketing techniques, such as "no negotiation" sales methods, not extensively used by us.

    We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for makes of automobiles, pricing (including manufacturer rebates and other special offers) and warranties.

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

    Our success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. Conditions and competitive pressures affecting the markets in which we operate, such as price-cutting by dealers in these areas, or in any new markets we enter, could adversely affect us, although the retail automobile industry as a whole might not be affected.

Governmental Regulations and Environmental Matters

     Numerous federal and state regulations govern Sonic's business of marketing, selling, financing and servicing automobiles. Sonic also is subject to laws and regulations relating to business corporations generally.

     Under the laws of the states in which we currently operate as well as the laws of other states into which we may expand, we must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. These laws also regulate our conduct of business, including our sales, operating, advertising, financing and employment practices. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.

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

    We believe that we comply in all material respects with the laws affecting our business. However, claims arising out of actual or alleged violations of laws may be asserted against us or our dealerships by individuals or governmental entities, and may expose us to significant damages or other penalties, including possible suspension or revocation of our licenses to conduct dealership operations and fines.

    As with automobile dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes and other environmentally sensitive materials. Our business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing such substances or wastes. Accordingly, we are subject to regulation by federal, state and local authorities that establish health and environmental quality standards, provide for liability related to those standards, and in certain circumstances provide penalties for violations of those standards. We are also subject to laws, ordinances and regulations governing remediation of contamination at facilities we own or operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal.

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

Executive Officers of the Registrant

    The executive officers are elected annually by, and serve at the discretion of, Sonic's Board of Directors. Sonic's executive officers as of the date of this Form 10-K, are as follows:

NAME                              AGE     POSITION(S) WITH SONIC
----                              ---     ----------------------

O. Bruton Smith..............     75      Chairman, Chief Executive Officer and Director
Thomas A. Price..............     58      Vice Chairman and Director
B. Scott Smith...............     34      President, Chief Operating Officer and Director
Theodore M. Wright...........     39      Chief Financial Officer, Vice President, Treasurer and Director
Jeffrey C. Rachor............     40      Executive Vice President of Retail Operations and Director
Mark J. Iuppenlatz...........     42      Vice President of Corporate Development

    O. Bruton Smith has been the Chairman, Chief Executive Officer and a director of Sonic since its organization in 1997, and he currently is a director and executive officer of many of Sonic's dealerships. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the chairman and chief executive officer, a director and controlling stockholder of Speedway Motorsports, Inc. ("SMI"). SMI is a public company traded on the New York Stock Exchange (the "NYSE"). Among other things, it owns and operates the following NASCAR racetracks: Atlanta MotorSpeedway, Bristol MotorSpeedway, Lowe's MotorSpeedway at Charlotte, Las Vegas MotorSpeedway, Sears Point Raceway and Texas MotorSpeedway. He is also the executive officer and a director of each of SMI's operating subsidiaries. Mr. Smith's term as a director of Sonic will expire at the 2003 annual stockholders' meeting.

    Thomas A. Price was appointed Vice Chairman and a director of Sonic in January 2000. Before joining Sonic, Mr. Price had been Chief Executive Officer, President and a director of FirstAmerica Automotive, Inc. ("FirstAmerica") since September 1996. From March 1976 to June 1997, Mr. Price owned and operated nine vehicle dealerships. Mr. Price has worked in the automotive industry since 1963 in various capacities including marketing and field assignments at Ford Motor Company. He is a charter member of the J.D. Power Superdealer Roundtable. Mr. Price has agreed to stand for re-election as a director of Sonic at the Annual Meeting.

    B. Scott Smith has been the President and Chief Operating Officer of Sonic since April 1997 and a Sonic director since its organization in January 1997. Mr. Smith also serves as a director and executive officer of many of Sonic's subsidiaries. Mr. Smith, who is the son of O. Bruton Smith, has been an executive officer of Town and Country Ford since 1993, and was a minority owner of both Town and Country Ford and Fort Mill Ford before Sonic's acquisition of those dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment to President and Chief Operating Officer of Sonic in April 1997. Mr. Smith's term as a director of Sonic will expire at the 2004 annual stockholders' meeting.

    Theodore M. Wright has been the Chief Financial Officer, Vice President and Treasurer of Sonic since April 1997, and a Sonic director since June 1997. He served as Sonic's secretary until February 9, 2000. Mr. Wright also serves as a director and executive officer of many of Sonic's subsidiaries. Before joining Sonic, Mr. Wright was a Senior Manager and in charge of the Columbia, South Carolina office of Deloitte & Touche LLP. Before joining the Columbia office, Mr. Wright was a Senior Manager in Deloitte & Touche LLP's National Office Accounting Research and SEC Services Departments from 1994 to 1995. From 1992 to 1994, Mr. Wright was an audit manager with Deloitte & Touche LLP. Mr. Wright has agreed to stand for re-election as a director of Sonic at the Annual Meeting.

    Jeffrey C. Rachor is Sonic's Executive Vice President of Retail Operations. In May 1999, Mr. Rachor was appointed a director of Sonic and promoted to executive officer status. He originally joined Sonic as its Regional Vice President -- Mid-South region upon Sonic's 1997 acquisition of dealerships in Chattanooga, Tennessee and was subsequently promoted to Vice President of Retail Operations in September 1998. Mr. Rachor has over 14 years experience in automobile retailing and was the chief operating officer of the Chattanooga dealerships from 1989 until their acquisition by Sonic in 1997. During this period, Mr. Rachor has also served at various times as the general manager of Toyota, Saturn and Chrysler-Plymouth-Jeep-Eagle dealerships. Before then, Mr. Rachor was an assistant regional manager with American Suzuki Motor Corporation from 1987 to 1989 and a metro sales manager and a district sales manager with GM's Buick Motor Division from 1983 to 1987. Mr. Rachor's term as a director of Sonic will expire at the 2003 annual stockholders' meeting.

    Mark J. Iuppenlatz has been Sonic's Vice President of Corporate Development since August 1999. Before joining Sonic, Mr. Iuppenlatz served as the Executive Vice President -- Acquisitions and Chief Operating Officer of Mar Mar Realty Trust ("MMRT"), a real estate investment trust specializing in sale/leaseback financing of automotive-related real estate, from September 1998 to August 1999. From 1996 to September 1998, Mr. Iuppenlatz was employed by Brookdale Living Communities, Inc., a company that owns, operates, develops and manages luxury senior housing communities, where he was responsible for the company's development operations. From 1994 to 1996, he served as Vice President of Schlotzky's, Inc., a restaurant chain, where his responsibilities included the development of over 30 new restaurant locations in more than 10 states. From 1991 to 1994, Mr. Iuppenlatz served in Spain as the director of marketing and the assistant director of development for Kepro S.A., a real estate development company and joint venture of Kemper Insurance Company and The Prime Group. During his service with Kepro S.A, Mr. Iuppenlatz was responsible for the marketing and development of a mixed use planned development comprised of 22 office buildings, a two million square foot shopping mall, apartments, cultural facilities and a major urban park.


Employees

    As of December 31, 2001, Sonic employed approximately 10,000 people. We believe that many dealerships in the retail automobile industry have difficulty in attracting and retaining qualified personnel for a number of reasons, including the historical inability of dealerships to provide employees with an equity interest in the profitability of the dealership. We provide certain executive officers, managers and other employees with stock options and all employees with a stock purchase plan. We believe this type of equity incentive is attractive to our existing and prospective employees.

    We believe that our relationships with our employees are good. Approximately 250 of our employees, primarily service technicians in our Northern California markets, are represented by a labor union. Because of our dependence on the manufacturers, however, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturer's manufacturing facilities.

Item 2: Properties.

    Sonic's principal executive offices are located at 5401 East Independence Boulevard, Charlotte, North Carolina 28212, and our telephone number is (704) 566-2400. These executive offices are located on the premises owned by affiliates of Capital Automotive REIT.

    Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors considered by Sonic in evaluating an acquisition candidate is its location. We prefer to acquire dealerships located along major thoroughfares, primarily interstate highways with ease of access, which can be easily visited by prospective customers.

    We lease substantially all of the properties utilized by our dealership operations. Our leased properties are leased from affiliates of Capital Automotive REIT and other individuals and entities. We believe that our facilities are adequate for our current needs.

    Under the terms of our franchise agreements, Sonic must maintain an appropriate appearance and design of its facilities and is restricted in its ability to relocate its dealerships. See "Business -- Relationships with Manufacturers."

Item 3: Legal Proceedings

    Sonic is involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of these proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Item 4: Submission of Matters to a Vote of Security Holders.

    Not Applicable.

                                     PART II

Item 5: Market for the Registrant's Common Equity and Related Stockholder
Matters.

    Sonic's Class A common stock is currently traded on the NYSE under the symbol "SAH."

    As of March 15, 2002, there were 28,755,269 shares of Sonic's Class A common stock and 12,029,375 shares of Sonic's Class B common stock outstanding. As of March 15, 2002, there were 97 record holders of the Class A common stock and four record holders of the Class B common stock. As of March 15, 2002, the closing stock price for the Class A common stock was $30.03.

    Sonic intends to retain future earnings to provide funds for operations and future acquisitions. As a holding company, Sonic will depend on dividends and other payments from its subsidiary dealership operations to pay cash dividends to stockholders, as well as to meet debt service and operating expense requirements.

    We do not anticipate paying any dividends in the foreseeable future. The credit agreement related to our senior credit facility and the indentures governing the terms of our senior subordinated notes due 2008 prohibit the payment of dividends by Sonic.

    The following table sets forth the high and low closing sales prices for Sonic's Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape.

2001                                             HIGH             LOW
----                                             ----             ---

    First Quarter.........................        8.45            6.00
    Second Quarter........................       19.10            7.69
    Third Quarter.........................       22.75           10.90
    Fourth Quarter........................       23.86           13.00



2000                                             HIGH             LOW
----                                             ----             ---

    First Quarter.........................        9.81            7.69
    Second Quarter........................       11.25            9.50
    Third Quarter.........................       12.13            8.31
    Fourth Quarter........................        9.00            6.00


    During 2001, there were no issuances of equity securities by Sonic that were not registered under the Securities Act.

Item 6: Selected Financial Data.

    The selected consolidated income statement data for the years ended December 31, 1997, 1998, 1999, 2000, and 2001 and the selected consolidated balance sheet data as of December 31, 1997, 1998, 1999, 2000, and 2001 are derived from Sonic's audited financial statements. In accordance with accounting principles generally accepted in the United States of America, the selected consolidated financial data have been retroactively restated to reflect Sonic's two-for-one common stock split that occurred on January 25, 1999. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

    We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired by us. The selected consolidated financial data of Sonic discussed on the following page reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2001. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of operations and financial position of Sonic in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

                                                                                    Year Ended December 31,
                                                             ------------------------------------------------------------------
                                                                 1997           1998         1999          2000         2001
                                                                 ----           ----         ----          ----         ----
                                                                  (dollars and shares in thousands except per share amounts)
Income Statement Data:
Revenues (1):
      New vehicles.....................................      $ 342,909      $  960,050   $ 1,962,129   $ 3,499,546  $ 3,772,133
      Used vehicles....................................         79,270         307,916       651,461     1,174,660    1,174,064
      Wholesale vehicles...............................         38,785         119,351       250,794       430,513      418,006
                                                             ---------      ----------   -----------   -----------  -----------
         Total vehicles................................        460,964       1,387,317     2,864,384     5,104,719    5,364,203
      Parts, service, and collision repair.............         57,537         162,660       364,184       687,975      783,830
      Finance, insurance, and other....................         10,606          34,011        82,771       162,751      189,325
                                                             ---------      ----------   -----------   -----------  -----------
         Total revenues................................        529,107       1,583,988     3,311,339     5,955,445    6,337,358
Cost of sales (1)......................................        464,169       1,370,557     2,843,800     5,064,505    5,362,623
                                                             ---------      ----------   -----------   -----------  -----------
Gross profit...........................................         64,938         213,431       467,539       890,940      974,735
Selling, general and administrative expenses (1).......         48,710         156,119       340,030       659,109      747,656
Depreciation and amortization..........................          1,322           4,607        11,699        22,714       25,790
                                                             ---------      ----------   -----------   -----------  -----------
Operating income.......................................         14,906          52,705       115,810       209,117      201,289
Other income and expense:
      Interest expense, floor plan.....................          8,007          14,096        22,536        47,108       35,501
      Interest expense, other..........................          1,199           9,395        21,586        42,244       35,869
      Other income.....................................            298             426         1,286           107          124
                                                             ---------      ----------   -----------   -----------  -----------
         Total other expenses, net                               8,908          23,065        42,836        89,245       71,245
                                                             ---------      ----------   -----------   -----------  -----------
Income before income taxes and minority
   interest............................................          5,998          29,640        72,974       119,872      130,044
Provision for income taxes.............................          2,249          11,083        28,325        45,700       50,715
                                                             ---------       ----------   -----------   -----------  ----------
Income before minority interest........................          3,749          18,557        44,649        74,172       79,329
Minority interest in earnings of subsidiary............             47               -             -             -            -
                                                             ---------      ----------   -----------   -----------  -----------
Net income.............................................      $   3,702      $   18,557   $    44,649   $    74,172  $    79,329
                                                             =========      ==========   ===========   ===========  ===========
Diluted net income per share                                 $    0.27      $     0.74   $      1.27   $      1.69       $ 1.91
                                                             =========      ==========   ===========   ===========  ===========
Weighted average number of diluted shares
   outstanding.........................................         13,898          24,970        35,248        43,826       41,609
                                                             =========      ==========   ===========   ===========  ===========
Consolidated Balance Sheet Data:
Working capital........................................      $  44,098      $   79,155   $   177,657   $   214,410  $   219,043
Total assets...........................................        291,450         576,103     1,501,102     1,784,576    1,805,926
Long-term debt (2).....................................         49,653         145,790       425,894       493,309      519,963
Total liabilities......................................        207,085         433,674     1,098,529     1,333,654    1,288,665
Stockholders' equity...................................         84,365         142,429       402,573       450,922      517,261

___________________________


 (1) Amounts reflect certain reclassifications in order to make Sonic's presentation more consistent with our peer group and revised accounting standards regarding manufacturer incentives.

 (2) Long-term debt includes current maturities of long-term debt and the payable to Sonic's Chairman. See Sonic's Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report.

Overview

          We are the second largest automotive retailer in the United States, as measured by total revenue, operating 160 dealership franchises at 118 locations and 29 collision repair centers throughout the United States as of March 22, 2002. We own and operate franchises for 30 different brands of cars and light trucks, providing comprehensive services including sales of both new and used cars and light trucks, replacement parts and vehicle maintenance, warranty, paint and repair services. We also arrange extended warranty contracts and financing and insurance for our automotive customers.

          The following table depicts the breakdown of our new vehicle revenues by brand for each of the past three years:

                                             Percentage of New Vehicle Revenues
                                                    Year Ended December 31,
                                              --------------------------------
                                                1999       2000         2001
                                              -------    --------      -------
               Brand (1)
               Ford ..................          23.3%        13.5%       18.6%
               Honda .................           6.7%        14.4%       13.0%
               General Motors (2) ....          13.5%        10.8%       12.2%
               Toyota ................           7.9%         8.4%       11.3%
               BMW ...................           9.3%        10.4%       10.7%
               Chrysler (3) ..........          14.0%        12.1%        8.3%
               Nissan ................           3.1%         6.5%        5.3%
               Lexus .................           3.8%         5.3%        5.3%
               Other (4) .............          18.4%        18.6%       15.3%
                                             -------      -------     -------
               Total .................         100.0%       100.0%      100.0%
                                             =======      =======     =======

               (1) Amounts reflect certain reclassifications in order to make
                   Sonic's presentation more consistent with our peer group and revised accounting standards regarding manufacturer incentives.

               (2) Includes Buick, Cadillac, Chevrolet, GMC, Oldsmobile, and
                   Pontiac.

               (3) Includes Chrysler, Dodge, Jeep, and Plymouth.

               (4) Includes Acura, Audi, Hyundai, Infiniti, Isuzu, KIA, Land
                   Rover, Lincoln, Mercedes, Mercury, Mitsubishi, Porsche, Subaru, Volkswagen, and Volvo.

          New vehicle revenues include both the sale and lease of new vehicles. Used vehicle revenues include amounts received for used vehicles sold to retail customers, other dealers and wholesalers. Other operating revenues include parts and services revenues, fees and commissions for arranging financing and insurance and sales of third party extended warranties for vehicles. In connection with vehicle financing, warranty and insurance contracts, we receive a commission from the provider for originating the contract. If, within 90 days of origination, the customer cancels or defaults on the contract, the provider will assess a charge (a "chargeback") for a portion of the original commission. The amount of the chargeback depends on how long the related contract was outstanding. As a result, we have established reserves based on our historical chargeback experience.

          The automobile manufacturing industry is cyclical and historically has experienced periodic downturns, characterized by oversupply and weak demand. Many factors affect the industry including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates, manufacturer incentives and available credit. New and used vehicle sales slowed substantially for several weeks following September 11, 2001. In response certain manufacturers, especially of domestic brands, introduced incentive programs, which contributed to a significant increase in new vehicle sales in the fourth quarter of 2001. In addition, our dealerships in Northern California experienced significant declines in revenue run rates due to the depressed economic conditions in that market compared to the rest of the country. While the automotive retailing business is cyclical, we sell several products and services that are not closely tied to the sale of new and used vehicles. These products and services include our parts, service and collision repair businesses, none of which are dependent upon near-term new vehicle sales volume.

          Our cost of sales and profitability are also affected by the allocations of new vehicles that our dealerships receive from manufacturers. When we do not receive allocations of new vehicle models adequate to meet customer demand, we may purchase additional vehicles from other dealers at a premium to the manufacturer's invoice, reducing the gross margin realized on the sales of such vehicles. In addition, we follow a disciplined approach in selling vehicles to other dealers and wholesalers when the vehicles have been in our inventory longer than the guidelines set by us. These sales are frequently at or below cost and, therefore, reduce our overall gross margin on vehicle sales.

          Salary expense, employee benefits costs, facility rent and advertising expenses comprise the majority of our selling, general and administrative expenses. Approximately 63.1% of our selling, general and administrative expenses for the year ended December 31, 2001 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable expenses, such as advertising (7.0% of selling, general and administrative expenses) and non-salaried sales compensation (50.1%) expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and all other non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. In addition, management compensation is tied to individual dealership profitability and stock price appreciation through stock options.

          Interest expense fluctuates based primarily on the level of the inventory of new vehicles held at our dealerships, substantially all of which is financed through floor plan financing, as well as the amount of indebtedness incurred for acquisitions. Our floor plan expenses are substantially offset by amounts received from manufacturers, in the form of floor plan inventory incentives. These payments are credited against our cost of sales. In 2001, we received approximately $33.8 million in manufacturer inventory incentives that resulted in an effective borrowing rate under our floor plan facilities of approximately 0.3%.

          We sell similar products and services (new and used vehicles, parts, service and collision repair services), use similar processes in selling our products and services, and sell our products and services to similar classes of customers. As a result of this and the way we manage our business, we have aggregated our results into a single segment for purposes of reporting financial condition and results of operations.

          We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our Consolidated Financial Statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to December 31, 2001. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Use of Estimates and Critical Accounting Policies

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounting policies employing the use of significant estimates are as follows:

          Accounts receivable - Our accounts receivable consist primarily of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We believe that there is minimal risk of uncollectability on warranty receivables. We evaluate parts and other receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts we have recorded for accounts receivable is not significant. As of December 31, 2001, we also had outstanding notes receivable from finance contracts of $13.7 million (net of an allowance for credit losses of $1.8 million). These notes have average terms of approximately 30 months and are secured by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts.

          Inventories - Inventories of new and used vehicles, including demonstrators, are stated at the lower of specific cost or market. Inventories of parts and accessories are accounted for using the "first-in, first-out" ("FIFO") method of inventory accounting and are stated at the lower of FIFO cost or market. Other inventories, which primarily include rental and service vehicles, are stated at the lower of specific cost or market.

          We assess the valuation of all of our vehicle and parts inventories and maintain a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, we primarily consider the age of the vehicles along with the timing of annual and model changeovers. For used vehicles we consider recent market data and trends such as loss histories along with the current age of the inventory. Parts inventories are assessed considering primarily excess quantity and continued usefulness of the part. The risk with parts inventories is minimized by the fact that, generally, excess or obsolete parts can be returned to the manufacturer. We have not recorded any significant reserves on any of our inventory balances.

          Income taxes - We provided for deferred taxes at currently enacted tax rates for the tax effects of carry forward items and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established when management determines it is more likely than not that taxable income will not be sufficient to fully realize the benefits of deferred tax assets. We currently have not established any valuation allowance on our deferred tax assets.

          Goodwill -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. As of December 31, 2000, the carrying amount of goodwill was $668.8 million and represented 37.4% of total assets and 148.3% of total stockholders' equity. As of December 31, 2001, the carrying amount of goodwill was $738.1 million and represented 40.9% of total assets and 142.7% of total stockholders' equity. Prior to the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142, generally accepted accounting principles required that goodwill be amortized over the period benefited, limited to a period of 40 years. Sonic has determined that the period benefited by goodwill will be no less than 40 years. Accordingly, goodwill acquired in business combinations completed prior to July 1, 2001 has been amortized over 40 years. In order to evaluate the recoverability of goodwill, Sonic periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business acquired. Sonic has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. Pursuant to the provisions of SFAS No. 142, goodwill acquired in business combinations completed subsequent to June 30, 2001 has not been amortized, but will be tested for impairment in accordance with the provisions of SFAS No. 142. Upon full adoption of SFAS No. 142 in January 2002, all goodwill will no longer be amortized. See discussion of "Recent Accounting Pronouncements."

          Accruals - Various accruals, such as reserves for contingencies and reserves for incurred but not reported claims under various insurance programs, require management to make estimates in determining the ultimate liability we may incur. The ultimate cost of these insurance reserves are estimated by management and by actuarial evaluations based on historical claims experience, adjusted for current trends and changes in claims processing procedures.

Results of Operations

          The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income.

                                                                                   Percentage of Total Revenues for
                                                                                     the Year ended December 31,
                                                                              ----------------------------------------
                                                                                1999            2000           2001
                                                                              --------        -------         --------
          Revenues (1):
                   New Vehicles ....................................             59.3%           58.8%           59.5%
                   Used Vehicles ...................................             19.7%           19.7%           18.5%
                   Wholesale Vehicles ..............................              7.6%            7.2%            6.6%
                   Parts, service and collision repair .............             10.9%           11.6%           12.4%
                   Finance and insurance and other .................              2.5%            2.7%            3.0%
                                                                              --------        -------         -------
          Total revenues ...........................................            100.0%          100.0%          100.0%
          Cost of sales (1) ........................................             85.9%           85.0%           84.6%
                                                                              -------         -------         -------
          Gross profit (1) .........................................             14.1%           15.0%           15.4%
          Selling, general and administrative (1) ..................             10.2%           11.1%           11.8%
          Depreciation .............................................              0.1%            0.1%            0.1%
          Goodwill amortization ....................................              0.3%            0.3%            0.3%
                                                                              -------         -------         -------
          Operating income .........................................              3.5%            3.5%            3.2%
          Interest expense, floor plan .............................              0.7%            0.8%            0.6%
          Interest expense, other ..................................              0.6%            0.7%            0.6%
                                                                              -------         -------         -------
          Income before income taxes ...............................              2.2%            2.0%            2.0%
          Income tax expense .......................................              0.9%            0.8%            0.8%
                                                                              -------         -------         -------
          Net Income ...............................................              1.3%            1.2%            1.2%
                                                                              =======         =======         =======

          (1) Amounts reflect certain reclassifications in order to make Sonic's presentation more consistent with our peer group and revised accounting standards regarding manufacturer incentives.

Revenues

          Total revenues increased $381.9 million, or 6.4% in 2001, reflecting increases in new vehicle revenues; parts, service, and collision repair; and finance and insurance revenues, offset slightly by decreases in used and wholesale vehicle revenues. The overall increase was primarily due to acquisitions, which contributed $672.2 million in revenue in 2001. This increase was offset by lower revenues from dealerships owned longer than one year ("same store") of approximately $290.3 million, or 5.2% in 2001. The majority of this decline was due to our Northern California, North Carolina, and South Carolina regions, which accounted for $260.0 million of the same store revenue decrease. In 2000, total revenues increased 80.6% over the previous year. Of this increase, approximately 97.5% resulted from acquisitions and approximately 2.5% was contributed by dealerships owned longer than one year.

          New Vehicles: Revenues from the sale of new vehicles increased approximately $272.6 million, or 7.8%, in 2001 over 2000, reflecting an increase in units sold of approximately 5.0%, or 6,801 units, and a slight increase in the average new vehicle selling price of approximately $683, or 2.7%. The impact of dealerships acquired in 2000 and 2001 by a decline in same store unit sales of 11,511 units, or 9.0%. The decline in same store unit sales was primarily isolated to domestic brands, which are generally more sensitive to weaker economic conditions than import brands. Sales of domestic brands on a same store basis declined approximately 19.2% in 2001, and accounted for approximately 76.0% of the total decline in same store unit sales. Sales of import brands on a same store basis declined only 3.9% in 2001. Same store unit sales were also negatively affected by weaker economic conditions in our Northern California region where same store unit sales declined 13.7%, representing 40.0% of the total decline in same store sales. We also saw relatively significant declines in same store unit sales in our North and South Carolina regions of 19.7% and 26.6%, respectively, primarily as a result of a heavier concentration of domestic versus import brands in those regions. These regions represented 32.8% of the total decline in same store unit sales. While we saw declines in same store unit sales in most of our other regions, no other region accounted for more than 10% of the total decline.

          In 2000, revenues from the sale of new vehicles increased approximately 78.4%, representing an increase in unit sales of approximately 71.4% and an increase in the average selling price of approximately 4.1%. The increase in unit sales resulted primarily from acquisitions, which was partially offset by an approximate decline of 5.4% in same store unit sales. The increase in the average selling price resulted primarily from an increase in the percentage of higher-priced luxury brand units sold. Luxury brands comprised 16.5% of our new vehicle unit sales in 2000 compared to 13.5% in 1999.

          Used Vehicles: Revenues from retail sales of used vehicles remained mostly flat in 2001. Revenues from acquisitions contributed $103.3 million, but this increase was offset by a decrease in same store sales of $103.9 million. The decrease in same store sales was due to decreases in both selling price, of $105 per unit, and units sold of 6,549. Dealerships acquired contributed 7,922 units in 2001. Half of the decline in same store unit sales was due to our Northern California and Birmingham/Tennessee markets, which made up $52.6 million of the $103.9 million decline in used vehicle revenues.

          Revenues from retail sales of used vehicles increased approximately 80.3% in 2000. The increase was primarily due to an increase in unit sales of approximately 68.4% and an increase in the average selling price of approximately 7.0%. Of the increase in unit sales, approximately 94.6% resulted from acquisitions and 5.4% resulted from same store sales.

          Wholesale Vehicles: Wholesale revenues decreased 2.9% in 2001. The majority of the decline was due to a reduction in same store revenue of $48.1 million, offset by an increase from acquisitions, of $35.6 million. The majority of the decline in same store sales resulted from a lower selling price of $331 per unit and a decrease in units of 4,633 in 2001. The decrease in average price per unit was caused by the declines in values of used units at the wholesale level, especially in the fourth quarter.

          Wholesale revenues in 2000 increased 71.7% over 1999. The increase was due primarily to an increase in unit sales of 70.3% and an increase in the average price per unit of 0.8%. Of the increase in unit sales, approximately 93.2% resulted from acquisitions and 6.8% resulted from same store sales.

         Fixed Operations: Revenues from parts, service and collision repair increased approximately 13.9% in 2001, of which approximately 29.5% resulted from same store sales with the remaining 70.5% coming from acquisitions. Same store revenues increased $28.2 million, or 4.5%, resulting in part from investments in real estate and construction projects on collision facilities, which allowed us to increase our overall service and parts capacity. Revenues from parts, service and collision repair increased approximately 88.9% in 2000, of which approximately 93.8% resulted from acquisitions.

          Finance and Insurance: Finance and insurance revenue increased 16.3% in 2001 resulting primarily from increases in revenues from the retail sale of new vehicles in 2001. Finance and insurance revenue increased 96.6% in 2000 resulting primarily from increases in revenues from the retail sale of new and used vehicles. The total increase in 2001 of $26.6 million was made up of $19.0 million from acquisitions, and $7.6 million from same store sale growth. Finance and insurance revenue per unit increased $91 per unit in 2001. Finance and insurance revenue increased $101 per unit in 2000. The increase in per unit revenue in both years reflects our continued focus on training programs for finance and insurance sales people along with our ability to negotiate higher commissions on the origination of customer vehicle financing, insurance polices and extended warranty contracts.

Gross profit and gross margins

          Gross profit increased 9.4% in 2001, primarily as a result of acquisitions. Gross profit as a percentage of revenues ("gross margins") increased to 15.4% from 15.0% due primarily to an increase in the percentage of revenues contributed by parts, service, collision repair services and finance and insurance products, which earn higher margins than vehicles sales. Parts, service and collision repair revenues as a percentage of total revenues increased to 12.4% in 2001 from 11.6% in 2000. Finance and insurance revenues as a percentage of total revenues increased to 3.0% in 2001 from 2.7% in 2000. In addition, the gross profit percentage earned on our parts, service, and collision repair and finance and insurance products increased to 56.6% in 2001 from 55.2% in 2000. The overall increase in gross margin was offset by a decrease in floor plan assistance received from manufacturers to $33.8 million in 2001, from $37.3 million in 2000 as a result off a decline in interest rates (see additional discussion of floor plan assistance under Liquidity and Capital Resources: Floor Plan Facilities).

          Gross profit increased 90.6% in 2000, the majority of which resulted from acquisitions. Gross margin increased to 15.0% in 2000 from 14.1% in 1999 due primarily to an increase in the percentage of revenues contributed by parts, service, collision repair services and finance and insurance products, which earn higher margins than vehicles sales. Parts, service and collision repair revenues as a percentage of total revenues increased to 11.6% in 2000 from 11.0% in 1999. Finance and insurance revenues as a percentage of total revenues increased to 2.7% in 2000 from 2.5% in 1999. In addition, the gross profit percentage earned on our parts, service, and collision repair and finance and insurance products increased to 55.2% in 2000 from 53.1% in 1999.

          The following graph depicts our mix of revenue and gross profit for each of the past three years:

                                    [GRAPHS]

The above chart reflects certain reclassifications in order to make Sonic's presentation more consisent with peer group and revised accounting standards regarding manufacturer incenttives.

Selling, general and administrative expenses

          Selling, general and administrative expenses increased 13.4% in 2001, with approximately 80.8% of the increase coming primarily from acquisitions. Of our total selling, general and administrative expenses, approximately 63.1% were variable, comprised primarily of non-salaried sales compensation and advertising, and approximately 36.9% were fixed, comprised primarily of rent expense and fixed compensation. Variable selling, general and administrative expenses are generally tied to vehicle sales and can be adjusted in response to changes in sales volume or gross profits. As a percentage of gross profits, variable expenses actually declined slightly in 2001 to 48.4% from 48.5% in 2000. These declines were offset by fixed expenses, which increased as a percentage of gross profits to 28.3% in 2001 from 25.5% in 2000, primarily as a result of increases in rent expense due to investments in dealership facilities, and increases in medical insurance costs. Total selling, general, and administrative expenses as a percentage of gross profit increased to 76.7% in 2001 from 74.0% in 2000 as a result of these factors, as well as a result of a decline in floor plan assistance received from manufacturers, which are included in gross profits. Floor plan assistance declined to $33.8 million in 2001, from $37.3 million in 2000 primarily as a result off a decline in interest rates (see additional discussion of floor plan assistance under Liquidity and Capital
Resources: Floor Plan Facilities).

         Selling, general and administrative expenses increased 93.8% in 2000, primarily as a result of acquisitions. Of our total selling, general and administrative expenses, approximately 65.6% were variable, comprised primarily of non-salaried sales compensation and advertising, and approximately 34.4% were fixed, comprised primarily of rent expense and fixed compensation. Variable selling, general and administrative expenses are generally tied to vehicle sales and can be adjusted in response to changes in sales volume or gross profits. As a percentage of gross profits, variable expenses actually declined slightly in 2000 to 48.5% from 48.7% in 1999. These declines were offset by fixed expenses, which increased as a percentage of gross profits to 25.5% in 2000 from 24.0% in 1999, primarily as a result of increases in rent expense due to acquisitions of dealerships located in higher rent markets and increased lease costs on newly constructed dealerships. As a result, total selling, general, and administrative expenses as a percentage of gross profit increased to 74.0% in 2000 from 72.7% in 1999.

Depreciation and amortization

         Depreciation expense, excluding goodwill amortization, increased approximately 25.3% in 2001. The balance of gross property and equipment, excluding land and construction in process, increased approximately $17.6 million in 2001, of which approximately $7.4 million resulted from dealership acquisitions and approximately $9.5 million from additional capital expenditures. In 2000, depreciation expense increased approximately 89.4%. The balance of property and equipment, excluding construction in process, increased approximately $8.9 million in 2000, of which approximately $4.3 million resulted from dealership acquisitions and approximately $4.6 million resulted from additional capital expenditures. As a percentage of total revenues, depreciation expense was at 0.1% in 2000 and 2001.

         Goodwill amortization expense increased 9.4% in 2001 due to an increase of $22.5 million in amortizable goodwill arising from acquisitions. An additional $65.9 million of goodwill was acquired but not amortized in accordance with SFAS No. 142.

Floor plan interest expense

         Floor plan interest expense decreased by $11.6 million, or 24.6% in 2001. As a percentage of total revenues, floor plan interest expense decreased to 0.6% in 2001 from 0.8% in 2000. The change reflects a same store decrease of $14.6 million offset by an increase due to acquisitions of $3.0 million. Of the same store decrease, $12.6 million was due to a decrease in the average floor plan interest rate to 5.9% in 2001 from 7.9% in 2000. The remainder of the same store decrease was due to a decrease in the average floor plan liability to $485.4 million in 2001 from $519.9 million in 2000. Contributing to a lower floor plan liability was a decrease in our average days supply of new vehicles in inventory to approximately 45.4 days at December 31, 2001 from 68.1 days at December 31, 2000.

         Floor plan interest expense increased 109% in 2000 compared to 1999. Approximately 77.4% of the increase resulted from acquisitions, and 22.6% was contributed by dealerships owned longer than one year. As a percentage of total revenues, floor plan interest increased to 0.8% in 2000 from 0.7% in 1999. These increases resulted from an increase in the average interest rate to approximately 7.9% in 2000 from 6.9% in 1999, as well as an increase in our days supply of new vehicles in inventory to approximately 68.1 days at December 31, 2000 from 53.9 days at December 31, 1999. This increase in our days supply resulted in larger inventory and floor plan balances.

Other interest expense

         Other interest expense decreased by $6.4 million, or 15.1% in 2001. Of the total decrease, approximately $7.0 million was attributable to the decrease in the average interest rate incurred on our senior credit facility to approximately 6.9% in 2001 from 9.0% in 2000. This decrease was partially offset by an increase in the average outstanding balance of the revolving credit agreement to $341.9 million in 2001 from $331.8 in 2000 due to additional borrowings for acquisitions.

         Other interest expense increased $20.6 million in 2000, due primarily to an increase in the average balance under our senior credit facility to $331.8 million in 2000 from $76.3 million in 1999, as well as an increase in the average interest rate to approximately 9.0% in 2000 from 7.9% in 1999. This increase was partially offset by the capitalization of an additional $1.9 million of interest costs on construction projects compared to 1999.

Provision for income taxes

         The effective tax rate was 39.0% in 2001 compared to 38.1% in 2000.
The increase was primarily attributable to the number of stock purchases of dealerships in which the goodwill amortization is not deductible for income tax purposes. The effective tax rate was 38.8% in 1999. The decrease in 2000 compared to 1999 was primarily attributable to the realization of the benefits of certain tax planning strategies, offset somewhat by acquisitions we made in the latter part of 1999 which were either (1) companies operating in states with higher income tax rates, or (2) stock purchases in which the goodwill amortization is not deductible for income tax purposes. We expect our effective tax rate for 2002 to be in the 37% to 38% range due to the changes in accounting for goodwill amortization.

Liquidity and Capital Resources

          We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to meet these requirements.

Floor Plan Facilities:

          We finance our new vehicle inventory through standardized floor plan credit facilities with the following:

                                                                        2001                 Outstanding Balance
                                                                                   --------------------------------------
                         Lender                                     Availability   December 31, 2001    December 31, 2000
-------------------------------------------------------------       ------------   -----------------    -----------------
Chrysler Financial Company, LLC ("Chrysler Financial")              $750 million    $ 142.6 million      $ 143.0 million
General Motors Acceptance Corporation ("GMAC")                      $ 94 million    $  51.7 million      $  70.8 million
Ford Motor Credit Company ("Ford Motor Credit")                     $650 million    $ 377.2 million      $ 470.9 million
Toyota Motor Credit Corporation ("Toyota Credit")                   $100 million    $  16.4 million         ----

          Amounts outstanding under the Chrysler Financial and Toyota Credit floor plan facilities bear interest at 1.25% above LIBOR (LIBOR was 1.90% at March 22, 2002). Amounts outstanding under the Ford Motor Credit and GMAC floor plan facilities bear interest at the prime rate (prime was 4.75% at March 22, 2002), subject to certain incentives and other adjustments. The weighted average interest rate for our floor plan facilities was 5.63% for the year ended December 31, 2001 and 7.93% for the year ended December 31, 2000. Our floor plan interest expenses are substantially offset by amounts received from manufacturers, in the form of floor plan assistance, which is recorded as a reduction of cost of sales. In 2001 we received approximately $33.8 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of approximately 0.3%. Interest payments under each of our floor plan facilities are due monthly, but we are not required to make principal repayments prior to the sale of the vehicles.

          The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all restrictive covenants as of December 31, 2001.

Credit Facilities:

          The Revolving Facility: On June 20, 2001 we entered into a new revolving credit facility (the "Revolving Facility") with Ford Motor Credit, Chrysler Financial and Toyota Credit with a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $456.0 million at December 31, 2001). The Revolving Facility replaced our prior revolving credit facility with Ford Motor Credit and Chrysler Financial, as lenders, which had a borrowing limit of $500 million, subject to a similar borrowing base. The amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR and will mature on October 1, 2004 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit, Chrysler Financial and Toyota Credit). The Revolving Facility includes a commitment fee equal to 0.25% of the unused portion of the facility. This fee was approximately $0.5 million in 2001 and approximately $0.2 million in 2000. The total outstanding balance was approximately $299.2 million as of December 31, 2001 and approximately $353.8 million as of December 31, 2000.

          We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants on the Revolving Facility are as follows:

                      Covenant                    Required        Actual
               -----------------------          ------------    ----------

               Current ratio                      **1.23          1.30
               Fixed charge coverage              **1.41          1.66
               Interest coverage                  **2.00          3.18
               Adjusted debt to EBITDA             *2.25          1.40

*  denotes less than.
** denotes greater than.

          In addition, the loss of voting control over Sonic by Bruton Smith, Chairman and Chief Executive Office, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or our failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in our dealership subsidiaries will constitute an event of default under the Revolving Facility. We were in compliance with all restrictive covenants as of December 31, 2001.

          The Mortgage Facility: We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on September 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. Borrowings, net of repayments, under the Construction Loan in 2001 were approximately $4.0 million and were primarily used in construction of dealership facilities. The total outstanding balance under the Construction Loan as of December 31, 2001 was approximately $8.5 million.

          Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. Borrowings under the Permanent Loan in 2001 were approximately $4.8 million and were used to finance the acquisition of real estate. The total outstanding balance as of December 31, 2001 was approximately $4.7 million.

          The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of December 31, 2001.

          The Senior Subordinated Notes: We currently have an aggregate principal balance of $200 million in senior subordinated notes outstanding which mature on August 1, 2008 and bear interest at a stated rate of 11.0%. The notes are unsecured and are redeemable at our option after August 1, 2003. Interest payments are due semi-annually on February 1 and August 1. The notes are subordinated to all of our present and future senior indebtedness, including the Revolving Facility. Redemption prices during the 12-month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100%
thereafter.

          The indentures governing the senior subordinated notes contain certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. We were in compliance with all restrictive covenants as of December 31, 2001.

Dealership acquisitions and dispositions:

          During 2001, we acquired 12 dealerships for approximately $129.9 million in cash. The purchases were financed with a combination of cash borrowed under our revolving acquisition line of credit and cash generated from our existing operations.

          As of March 22, 2002, we have acquired six dealerships for approximately $25.1 million in cash and have entered into an agreement to purchase 16 Don Massey dealerships, which is expected to close by the end of the first quarter 2002. This acquisition will be paid for with a combination of cash borrowed under our Revolving Facility and 1,470,588 shares of Sonic Automotive, Inc. Class A Common Stock. The shares to be issued will be restricted from sale for one year after closing, but will have certain piggy-back registration rights in the event of a future underwritten stock offering. After completing the Massey acquisition, we expect the size and frequency of our acquisitions to diminish in the second quarter of 2002 and increase again in the second half of the year.

          In the ordinary course of business, we evaluate dealerships or dealership franchises for possible disposition based on various performance criteria. During 2001, we sold or otherwise disposed of assets from 15 of our franchises, resulting in the closing of nine dealerships, which contributed approximately $81.6 million in 2001 revenues. In addition, in connection with General Motor's decision to discontinue its Oldsmobile brand and Chrysler's decision to discontinue its Plymouth brand, we terminated four Oldsmobile and seven Plymouth franchises in 2001. Net proceeds for all of our 2001 dealership dispositions were approximately $14.1 million resulting in no material gain or loss. As of December 31, 2001, we had three remaining Oldsmobile franchises which may be terminated with 30 days notice any time between now and 2005.

Investments in Unconsolidated Affiliates:

          We currently have 50% joint venture investments in North Point Volvo, LLC, a Volvo automobile dealership in the greater Atlanta area, and Fort Myers Collision Center, LLC, located in Florida, in which we initially invested $900,000 and $100,000, respectively. The partners in these joint ventures are not affiliated with Sonic. These entities are not consolidated into Sonic's financial statements because we do not have operating control of the entities. However, we have guaranteed $6.0 million in indebtedness between North Point Volvo, LLC and Bank of America, including a $5.5 million revolving floor plan financing agreement expiring in 2003, of which $3.1 million was outstanding as of December 31, 2001, and a $0.5 million term loan expiring in 2007. We have guaranteed no other obligations of either company. The investments are accounted for under the equity method whereby we record our share of each respective joint venture's pretax profit or loss. We recorded $264,023 in net income in 2001 and $119,672 in net losses in 2000 related to these investments. We may elect to make future investments in these entities.

Sale-Leaseback Transactions:

          In an effort to generate additional capital, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. The majority of our sale-leaseback transactions are done with Capital Automotive REIT. Under our agreement with Capital Automotive, we have the ability to substitute properties in the lease portfolio should we decide to dispose of a dealership currently being leased from Capital Automotive.

Capital Expenditures:

          Other than construction of new dealerships and collision repair centers, our capital expenditures generally include building improvements and equipment for use in our dealerships. Capital expenditures in 2001 were approximately $43.6 million, of which approximately $34.1 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealerships and collision repair centers are generally sold in sale-leaseback transactions. We sold approximately $9.0 million of completed construction projects in sale-leaseback transactions during 2001. There were no material gains or losses on these sales. As of December 31, 2001, total construction in progress was approximately $34.0 million, of which approximately $18.0 million represented construction costs on facilities, which are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs have been classified in other current assets on the accompanying Consolidated Balance Sheet as of December 31, 2001. We do not expect any significant gains or losses from these sales. Through March 22, 2002, there have been no additional sale/leaseback transactions.

Stock Repurchase Program:

          Our Board of Directors has authorized us to expend up to $100 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. From inception through December 31, 2001 we had repurchased a total of 6,330,264 shares of Class A common stock for approximately $59.4 million and had also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million. We have limited our stock repurchase activity recently and anticipate that we will continue to limit such activity to utilizing option exercise proceeds to repurchase shares on an opportunistic basis.

Cash Flows:

         During 2001, net cash provided by operating activities was approximately $146.6 million, which was generated primarily by net income plus non-cash items such as depreciation, amortization and deferred income taxes. A decrease in inventory levels of $219.1 million was offset by a related decrease in floor plan liabilities of $203.8 million. Cash used for investing activities in 2001 was approximately $136.9 million. Our principal investing activities include dealership acquisitions, capital expenditures and dealership dispositions. During 2001, net cash provided by financing activities was approximately $8.9 million and primarily related to proceeds from the issuance of senior subordinated notes of $74.6 million coupled with issuances of stock under stock compensation plans of approximately $10.0 million, offset by net payments on our revolving credit facilities of $45.9 million and repurchases of stock under our stock repurchase program of approximately $26.5 million.

Future Liquidity Outlook:

        Our obligations under our existing credit facilities, indentures and leasing programs are as follows:

                                 2002          2003           2004          2005           2006       Thereafter        Total
                          --------------  ------------  -------------  --------------  -----------  --------------  ------------
Floor Plan Financing        $  587,914      $      -      $       -      $      -        $      -      $       -     $  587,914
Long Term Debt                   2,586         1,932        300,676         8,605              72        204,896        518,767
Operating Leases:
   Third Party                  58,483        58,458         57,961        57,370          55,632        314,763        602,667
   Related Parties               4,587         4,410          4,319         4,319           4,319         20,672         42,626

         We believe our best source of liquidity for future growth remains our cash flows generated from operations. Our availability of borrowings under our floor plan financing (or any replacements thereof) and other credit arrangements will be sufficient to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. With forecasted capital expenditures that will not be funded by sale leaseback financing transactions of approximately $12 to $15 million for the year 2002, we expect to generate substantial "free" cash flow to support our acquisition strategy.

Seasonality

         Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in new vehicle demand. Parts and service demand remains more stable throughout the year.

Effect of New Accounting Pronouncements:

         Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141: Business Combinations. SFAS 141 prohibits the pooling-of-interests method of accounting and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS 141 provides additional guidance regarding the measurement and recognition of goodwill and other acquired intangible assets. The provisions of this standard became effective beginning July 1, 2001. For acquisitions after this date, we are required to classify certain intangible assets, such as franchise rights granted from automobile manufacturers, as intangible assets apart from goodwill. We are still in the process of obtaining data necessary to complete the allocation of the purchase price of our recent acquisitions, including the calculation of any franchise rights, if any, we may need to recognize.

         In June 2001, the FASB also issued SFAS 142: Goodwill and Other Intangible Assets. Among other things, SFAS 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis (with an initial review within six months of adopting the new standard), but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. Intangible assets determined to have a finite life are required to be reviewed for impairment in accordance with SFAS 144:
Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life are not amortized and must be reviewed for impairment in accordance with the terms of SFAS 142. The provisions of SFAS 142 become effective for us beginning January 1, 2002; however, goodwill and other intangible assets determined to have an indefinite useful life acquired in business combinations completed after June 30, 2001 have not been amortized. We are currently evaluating the provisions of SFAS 142 and we have not yet determined the impact on our consolidated financial statements.

         The cumulative gross goodwill balance was approximately $785.2 million at December 31, 2001 and approximately $697.8 million at December 31, 2000. Goodwill, net of accumulated amortization, represented 40.9% of total assets at December 31, 2001 and 37.4% at December 31, 2000. Net goodwill represented 142.7% of stockholders' equity at December 31, 2001 and 148.3% at December 31, 2000.

         In August 2001, the FASB issued SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 requires certain long-lived assets to be reported at the lower of carrying amount or fair value, less cost to sell, and provides guidance in asset valuation and measuring impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the provisions of SFAS No. 144 and have not yet determined the impact on our consolidated financial statements.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Risk. Our variable rate floor plan notes payable, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $911.3 million at both December 31, 2001 and 2000. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $9.7 million in 2001 and approximately $9.5 million in 2000. Of the total change in interest expense, approximately $6.2 million in 2001 and approximately $5.9 million in 2000 would have resulted from floor plan notes payable.

         Our exposure with respect to floor plan notes payable is mitigated by floor plan assistance received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. Our floor plan interest expense in 2001 exceeded the amounts we received from manufacturer floor plan assistance by approximately $1.7 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to an annualized rate of approximately 0.3% after considering these incentives. A change in interest rates of 100 basis points would have had an estimated impact on floor plan assistance of approximately $5.4 million in 2001.

         While interest expense incurred under our fixed rate senior subordinated notes is not affected by fluctuations in interest rates, such fluctuations do affect the fair value of those notes. Based on the quoted bid price as of December 31, 2001 and 2000, the fair value of our senior subordinated notes was approximately $207.0 million and $106.3 million, respectively. The carrying value of our senior subordinated notes was approximately $195.7 million and $121.3 million at December 31, 2001 and 2000, respectively.

         In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuated based on LIBOR interest rates. A change of 100 basis points in the underlying rates would have caused a change in rent expense of approximately $2.6 million in 2001 and $2.1 million in 2000.

         In order to reduce its exposure to market risks from changing interest rates, on January 15, 2002, Sonic entered into an interest rate swap agreement with a financial institution to effectively convert a notional principal amount of $100 million of its LIBOR-based debt from variable to fixed rate. Under the agreement, we will receive interest payments on the notional $100 million at a variable rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 3.88%. This interest rate swap has been designated as a cash flow hedging relationship and, as a result, any changes in fair value will be reflected in other comprehensive income in our statement of stockholders' equity rather than our statement of income. While we may enter into additional interest rate swaps in order to hedge our interest rate cash flow risk and limit volatility created by changing rates, we believe variable rates will give us the lowest cost of capital long term and believe some variable rate exposure is a natural hedge in our business to economic cycles.

 Item 8. Financial Statements and Supplementary Data.

         See "Consolidated Financial Statements and Notes" that appears on page F-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information required by this item with respect to compliance by Sonic's directors, executive officers and certain beneficial owners of Sonic's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is furnished by incorporation by reference to all information under the captions entitled "Election of Directors" and "General Ownership of Voting Stock" in the Proxy Statement (to be filed hereafter) for Sonic's Annual Meeting of the Stockholders to be held on May 8, 2002 (the "Proxy Statement"). The information required by this item with respect to Sonic's executive officers appears in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation.

The information required by this item is furnished by incorporation by reference to all information under the captions entitled "Executive Compensation" and "Election of Directors" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is furnished by incorporation by reference to all information under the caption "General -- Ownership of "Voting Stock" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is furnished by incorporation by reference to all information under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

    (a)  (1) Financial Statements:
             . Consolidated Balance Sheets as of December 31, 2000 and 2001 . Consolidated Statements of Income for the Years Ended
               December 31, 1999, 2000 and 2001
             . Consolidated Statements of Stockholders' Equity for the Years
               Ended December 31, 1999, 2000 and 2001
             . Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1999, 2000 and 2001.

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

3.4      Bylaws of Sonic (as amended December 14, 2001).

4.1* Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2* Form of 11% Senior Subordinated Note due 2008, Series B (incorporated by reference to Exhibit 4.3 to Sonic's Registration Statement on Form S-4 (Reg. Nos. 333-64397 and 333-64397-001 through 333-64397-044)
         (the "1998 Exchange Offer Form S-4")).

4.3* Indenture dated as of July 1, 1998 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank Trust National Association, as trustee (the "Trustee"), relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to
         Exhibit 4.2 to the 1998 Exchange Offer Form S-4).

4.4* First Supplemental Indenture.4 to Sonic's Quarterly Report on Form 10-Q for the quarter ended September 30,2000 (the "September 30, 2000
         Form 10-Q")).

4.5* Second Supplemental Indenture dated as of September 15, 2000 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to
         Exhibit 4 Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic's Registration Statement on Form S-1 (Reg. No. 333-33295) (the "Form S-1")).

4.6* Third Supplemental Indenture dated as of March 31, 2001 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.6 to Sonic's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q")).

4.7* Fourth Supplemental Indenture dated as of November 19, 2001 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors and additional guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008 (incorporated by reference to
         Exhibit 4.7 to Sonic's Registration Statement on Form S-4 (Reg. Nos. 333-75220 and 333-75220-01 through 333-75220-I2) (the "2001/2002
         Exchange Offer Form S-4")).

4.8* Form of 11% Senior Subordinated Note due 2008, Series D (incorporated by reference to Exhibit 4.9 to the 2001/2002 Exchange Offer Form S-4).

4.9* Indenture dated as of November 19, 2001 among Sonic, as issuer, the subsidiaries of Sonic named therein, as guarantors, and the Trustee, relating to the 11% Senior Subordinated Notes due 2008, Series C and Series D. (incorporated by reference to Exhibit 4.9 to the 2001/2002 Exchange Offer Form S-4).

4.10* Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

10.1* Credit Agreement dated as of June 20, 2001 (the "Credit Agreement") between Sonic, as Borrower, Ford Motor Credit Company ("Ford Credit"), as Agent and Lender, Chrysler Financial Company, L.L.C. ("Chrysler Financial"), as Lender, and Toyota Motor Credit Corporation ("Toyota Credit"), as Lender (incorporated by reference to Exhibit 10.1 to the June 30, 2001 Form 10-Q).

10.2* Amendment to Credit Agreement and Reaffirmation of Guaranty dated August 15, 2001 between Sonic, as Borrower, the subsidiaries of Sonic named therein, as Guarantors, Ford Credit, as Agent and Lender, Chrysler Financial, as Lender, and Toyota Credit, as Lender (incorporated by reference to Exhibit 10.1 to Sonic's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (the "September 30, 2001 Form 10-Q")).

10.3* Amended and Restated Promissory Note dated August 15, 2001 executed by Sonic in favor of Ford Credit pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the September 30, 2001 Form 10-Q).

10.4* Promissory Note dated June 20, 2001 executed by Sonic in favor of Chrysler Financial pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.3 to the June 30, 2001 Form 10-Q).

10.5* Promissory Note dated June 20, 2001 executed by Sonic in favor of Toyota Credit pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the June 30, 2001 Form 10-Q).

10.6* Guaranty dated June 20, 2001 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.5 to the June 30, 2001 Form 10-Q).

10.7* Security Agreement dated June 20, 2001 by Sonic in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.6 to the June 30, 2001 Form 10-Q).

10.8* Security Agreement dated June 20, 2001 by the subsidiaries of Sonic named therein in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.7 to the June 30, 2001 Form 10-Q).

10.9* Master Construction Loan Agreement dated as of June 23, 2000 (the "Construction Loan Agreement") between the subsidiaries of Sonic named therein, as borrowers, and Ford Credit, as lender (incorporated by reference to Exhibit 10.7 to the September 30, 2000 Form 10-Q).

10.10* Permanent Loan Agreement dated as of June 23, 2000 (the "Permanent Loan Agreement") between the subsidiaries of Sonic named therein, as borrowers, and Ford Credit, as lender (incorporated by reference to Exhibit 10.8 to the September 30, 2000 Form 10-Q).

10.11* Promissory Note dated June 23, 2000 by the subsidiaries of Sonic named therein, as borrowers, in favor of Ford Credit, as lender, pursuant to the Construction Loan Agreement (incorporated by reference to Exhibit
         10.9 to the September 30, 2000 Form 10-Q).

10.12* Promissory Note dated June 23, 2000 by the subsidiaries of Sonic named therein, as borrowers, in favor of Ford Credit, as lender, pursuant to the Permanent Loan Agreement (incorporated by reference to Exhibit
         10.10 to the September 30, 2000 Form 10-Q).

10.13* Guaranty dated June 23, 2000 by Sonic in favor of Ford Credit guaranteeing the obligations of the subsidiaries of Sonic under the Construction Loan Agreement and the Permanent Loan Agreement (incorporated by reference to Exhibit 10.11 to the September 30, 2000 Form 10-Q).

10.14* Security Agreement dated June 23, 2000 by Sonic in favor of Ford Credit pursuant to the Construction Loan Agreement and the Permanent Loan Agreement (incorporated by reference to Exhibit 10.12 to the September 30, 2000 Form 10-Q).

10.15* Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of June 5, 2000 (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-46272)).(1)

10.16* Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of June 5, 2000 (incorporated by reference to Exhibit 4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-46274)).
         (1)

10.17* Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to Exhibit 10.69 to Sonic's Amended Annual Report on Form 10-K/A for the year ended December 31, 1997 (the "1997 Form 10-K/A")). (1)

10.18* FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999 (incorporated by reference to Exhibit
         4.1 to Sonic's Registration Statement on Form S-8 (Reg. No. 333-95791)). (1)

10.19* Employment Agreement between Sonic and Thomas A. Price (the "Price Employment Agreement") (incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K). (1)

10.20* First Amendment to the Price Employment Agreement (incorporated by reference to Exhibit 10.18a to Sonic's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). (1)

10.21* Employment Agreement between Sonic and Theodore M. Wright (incorporated by reference to Exhibit 10.20 to the 2000 Form 10-K). (1)

10.22    Employment Agreement between Sonic and Jeffrey C. Rachor. (1)

10.23* Tax Allocation Agreement dated as of June 30, 1997 between Sonic and Sonic Financial Corporation (incorporated by reference to Exhibit 10.33 to the Form S-1).

10.24* Subordinated Promissory Note dated December 1, 1997 (the "Smith Subordinated Note") in the amount of $5.5 million by Sonic, as borrower, in favor of O. Bruton Smith, as lender (incorporated by reference to Exhibit 10.72 to the 1997 Form 10-K/A).

10.25* Subordination Agreement dated as of July 31, 1998 between O. Bruton Smith and the Trustee, acting for the benefit of the holders of the Senior Subordinated Notes, Series A and Series B, and acknowledged by Sonic, re: the Smith Subordinated Note (incorporated by reference to Exhibit 10.89 to the 1998 Exchange Offer Form S-4).

10.26* Subordination Agreement dated as of November 19, 2001 between O. Bruton Smith and the Trustee, acting for the benefit of the holders of the Senior Subordinated Notes, Series C and Series D, and acknowledged by Sonic, re: the Smith Subordinated Note (incorporated by reference to Exhibit 4.13 to the 2001/2002 Exchange Offer Form S-4).

21.1     Subsidiaries of Sonic.

23.1     Consent of Deloitte & Touche LLP.

99.1     Risk Factors.


         *  Filed Previously

         (1) Indicates a management contract or compensatory plan or arrangement.

b) Reports on Form 8-K
         No reports on Form 8-K have been filed by Sonic during the quarter ended December 31, 2001.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SONIC AUTOMOTIVE, INC.

                                         BY  /s/ Theodore M. Wright
                                             ----------------------

                                         Theodore M. Wright
                                         Chief Financial Officer, Vice President
                                         and Treasurer

Date: March 27, 2002

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


Signature                                              Title                                      Date
---------                                              -----                                      ----

       /s/ O. Bruton Smith                 Chief Executive Officer (principal                 March 27, 2002
       -------------------                      executive officer) and Chairman
           O. Bruton Smith

       /s/ Thomas A. Price                 Vice Chairman and Director                         March 27, 2002
       -------------------
            Thomas A. Price

       /s/ B. Scott Smith                  President, Chief Operating Officer and             March 27, 2002
       ------------------                       Director
            B. Scott Smith

       /s/ Theodore M. Wright              Chief Financial Officer, Vice President and        March 27, 2002
       ----------------------                   Treasurer (principal financial and
            Theodore M. Wright                  accounting officer) and Director


       /s/ Jeffrey C. Rachor               Executive Vice President of Retail                 March 27, 2002
       ---------------------                    Operations and Director
            Jeffrey C. Rachor

       /s/ William R. Brooks               Director                                           March 27, 2002
       ---------------------
            William R. Brooks

       /s/ William P. Benton               Director                                           March 27, 2002
       ---------------------
            William P. Benton

       /s/ William I. Belk                 Director                                           March 27, 2002
       -------------------
            William I. Belk

       /s/ H. Robert HelleR                Director                                           March 27, 2002
        -------------------
             H. Robert Heller

       /s/ Maryann N. Keller               Director                                           March 27, 2002
       ---------------------
            Maryann N. Keller

       /s/ Robert L. Rewey                 Director                                           March 27, 2002
       -------------------
            Robert L. Rewey

       /s/ Thomas P. Capo                  Director                                           March 27, 2002
        -----------------
            Thomas P. Capo

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sonic Automotive, Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Charlotte, North Carolina
February 25, 2002

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 2001
                             (Dollars in thousands)

                                                                                          2000          2001
                                                                                     ------------  ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                         $   109,325     $   127,943
   Receivables, net                                                                      127,865         134,968
   Inventories                                                                           773,785         664,258
   Other current assets                                                                   21,756          29,127
                                                                                     -----------     -----------
         Total current assets                                                          1,032,731         956,296
Property and Equipment, net                                                               72,966          98,972
Goodwill, net                                                                            668,782         738,103
Other Assets                                                                              10,097          12,555
                                                                                     -----------     -----------
         Total Assets                                                                $ 1,784,576     $ 1,805,926
                                                                                     ===========     ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable - floor plan                                                        $   684,718     $   587,914
   Trade accounts payable                                                                 50,274          44,802
   Accrued interest                                                                       10,279           9,676
   Other accrued liabilities                                                              70,453          92,275
   Current maturities of long-term debt                                                    2,597           2,586
                                                                                     -----------     -----------
         Total current liabilities                                                       818,321         737,253
Long-Term Debt                                                                           485,212         511,877
Other Long-Term Liabilities                                                                8,200           5,836
Payable to the Company's Chairman                                                          5,500           5,500
Deferred Income Taxes                                                                     16,421          28,199
Stockholders' Equity:
   Class A Convertible Preferred Stock                                                       251               -
   Class A Common Stock, 33,291,933 shares issued at December 31, 2000
      and 34,850,738 shares issued at December 31, 2001                                      333             348
   Class B Common Stock, 12,250,000 shares at December 31, 2000
      and 12,029,375 shares at December 31, 2001, were issued and outstanding.               123             121
   Paid-in capital                                                                       329,489         343,256
   Retained earnings                                                                     153,564         232,893
   Treasury Stock, at cost (3,576,363 shares held at December 31, 2000
      and 6,330,264 at December 31, 2001)                                               (32,838)        (59,357)
                                                                                     -----------     -----------
         Total stockholders' equity                                                      450,922         517,261
                                                                                     -----------     -----------
         Total Liabilities and Stockholders' Equity                                  $ 1,784,576     $ 1,805,926
                                                                                     ===========     ===========

                 See notes to consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 1999, 2000 and 2001
           (Dollars and shares in thousands, except per share amounts)

                                                                                         Year Ended December 31,

                                                                                    1999            2000             2001
                                                                                 ----------      -----------      -----------
Revenues:
   New vehicles                                                                 $ 1,962,129      $ 3,499,546      $ 3,772,133
   Used vehicles                                                                    651,461        1,174,660        1,174,064
   Wholesale vehicles                                                               250,794          430,513          418,006
                                                                                -----------      -----------      -----------
      Total vehicles                                                              2,864,384        5,104,719        5,364,203
   Parts, service and collision repair                                              364,184          687,975          783,830
   Finance & insurance and other                                                     82,771          162,751          189,325
                                                                                -----------      -----------      -----------
      Total revenues                                                              3,311,339        5,955,445        6,337,358
Cost of sales                                                                     2,843,800        5,064,505        5,362,623
                                                                                -----------      -----------      -----------
Gross profit                                                                        467,539          890,940          974,735
Selling, general and administrative expenses                                        340,030          659,109          747,656
Depreciation                                                                          3,138            5,944            7,445
Goodwill amortization                                                                 8,561           16,770           18,345
                                                                                -----------      -----------      -----------
Operating income                                                                    115,810          209,117          201,289
Other income and expense:
   Interest expense, floor plan                                                      22,536           47,108           35,501
   Interest expense, other                                                           21,586           42,244           35,869
   Other income                                                                       1,286              107              124
                                                                                -----------      -----------      -----------
      Total other expense                                                            42,836           89,245           71,245
                                                                                -----------      -----------      -----------
Income before income taxes                                                           72,974          119,872          130,044
Provision for income taxes                                                           28,325           45,700           50,715
                                                                                -----------      -----------      -----------
Net income                                                                      $    44,649      $    74,172      $    79,329
                                                                                -----------      -----------      -----------
Basic net income per share                                                      $      1.41           $ 1.74      $      1.96
                                                                                ===========      ===========      ===========
Weighted average number of basic shares outstanding                                  31,744           42,518           40,541
                                                                                ===========      ===========      ===========
Diluted net income per share                                                    $      1.27           $ 1.69      $      1.91
                                                                                ===========      ===========      ===========
Weighted average number of diluted shares outstanding                                35,248           43,826           41,609
                                                                                ===========      ===========      ===========

                    See notes to consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1999, 2000 and 2001
                        (Dollars and shares in thousands)

                                                               Preferred                Class A                  Class B
                                                                 Stock                Common Stock             Common Stock
                                                          Shares       Amount      Shares       Amount      Shares       Amount
                                                          -------      -------     -------      ------      -------      -------
BALANCE AT DECEMBER 31, 1998                                   22     $ 20,431       11,959    $    120      12,400     $    124
   Issuance of Preferred Stock                                 59       59,045            -           -           -            -
   Issuance of Class A Common Stock                             -            -       12,852         129           -            -
   Shares awarded under stock compensation plans                -            -          281           3           -            -
   Conversion of Preferred Stock                              (53)     (52,285)       3,833          38           -            -
   Conversion of Class B Common Stock                           -            -          150           1        (150)          (1)
   Purchase of Treasury Stock                                   -            -            -           -           -            -
   Net income                                                   -            -            -           -           -            -
                                                         --------     --------     --------    --------    --------     --------
BALANCE AT DECEMBER 31, 1999                                   28       27,191       29,075         291      12,250          123
   Issuance of Preferred Stock                                 11       11,589            -           -           -            -
   Issuance of Class A Common Stock                             -            -          809           8           -            -
   Shares awarded under stock compensation plans                -            -          441           4           -            -
   Conversion of Preferred Stock                              (26)     (25,947)       2,967          30           -            -
   Redemption of Preferred Stock                              (13)     (12,582)           -           -           -            -
   Purchase of Treasury Stock                                   -            -            -           -           -            -
   Net income                                                   -            -            -           -           -            -
                                                         --------     --------     --------    --------    --------     --------
BALANCE AT DECEMBER 31, 2000                                    -          251       33,292         333      12,250          123
   Shares awarded under stock compensation plans                -            -        1,257          12           -            -
   Conversion of Class B Common Stock                           -            -          221           2        (221)          (2)
   Redemption of Preferred Stock                                -         (251)           -           -           -            -
   Exercise of Warrants                                         -            -           81           1           -            -
   Purchase of Treasury Stock                                   -            -            -           -           -            -
   Income tax benefit associated with stock
      compensation plans                                        -            -            -           -           -            -
   Net Income                                                   -            -            -           -           -            -
                                                         --------     --------     --------    --------    --------     --------
BALANCE AT DECEMBER 31, 2001                                    -            -       34,851    $    348      12,029     $    121
                                                         ========     ========     ========    ========   =========     ========

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1999, 2000 and 2001
                        (Dollars and shares in thousands)

                                                                                                           Total
                                                        Paid-In         Retained        Treasury        Stockholders'
                                                        Capital         Earnings          Stock            Equity
                                                      -----------      -----------     -----------    ---------------
BALANCE AT DECEMBER 31, 1998                           $  87,011        $  34,743               -        $ 142,429
   Issuance of P referred Stock                                -                -               -           59,045
   Issuance of Class A Common Stock                      160,665                -               -          160,794
   Shares awarded under stock compensation plans           2,011                -               -            2,014
   Conversion of P referred Stock                         52,247                -               -                -
   Conversion of Class B Common Stock                          -                -               -                -
   Purchase of Treasury Stock                                  -                -          (6,358)          (6,358)
   Net income                                                  -           44,649               -           44,649
                                                       ---------        ---------       ---------        ---------
BALANCE AT DECEMBER 31, 1999                             301,934           79,392          (6,358)         402,573
   Issuance of Preferred Stock                                 -                -               -           11,589
   Issuance of Class A Common Stock                           (8)               -               -                -
   Shares awarded under stock compensation plans           2,615                -               -            2,619
   Conversion of Preferred Stock                          25,917                -               -                -
   Redemption of Preferred Stock                            (969)               -               -          (13,551)
   Purchase of Treasury Stock                                  -                -         (26,480)         (26,480)
   Net income                                                  -           74,172               -           74,172
                                                       ---------        ---------       ---------        ---------
BALANCE AT DECEMBER 31, 2000                             329,489          153,564         (32,838)         450,922
   Shares awarded under stock compensation plans           9,970                -               -            9,982
   Conversion of Class B Common Stock                          -                -               -                -
   Redemption of Preferred Stock                               -                -               -             (251)
   Exercise of Warrants                                       (1)               -               -                -
   Purchase of Treasury Stock                                  -                -         (26,519)         (26,519)
   Income tax benefit associated with stock
      compensation plans                                   3,798                -               -            3,798
   Net Income                                                  -           79,329               -           79,329
                                                       ---------        ---------       ---------        ---------
BALANCE AT DECEMBER 31, 2001                           $ 343,256        $ 232,893       $ (59,357)       $ 517,261
                                                       =========        =========       =========        =========

                 See notes to consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 2000 and 2001
                             (Dollars in thousands)

                                                                                             Years Ended December 31,
                                                                                       1999           2000           2001
                                                                                       ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  44,649      $  74,172      $  79,329
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                   11,699         22,714         25,790
       Deferred income taxes                                                            2,075         12,384         11,788
       Equity interest in earnings of investees                                             -            119           (264)
       (Gain)/Loss on disposal of assets                                                  249            317           (897)
       Changes in assets and liabilities that relate to operations:
          Receivables                                                                 (27,860)       (25,167)         8,380
          Inventories                                                                 (45,665)       (72,080)       219,135
          Other assets                                                                  7,118          2,518         (2,258)
          Notes payable - floor plan                                                   50,707        105,809       (203,840)
          Trade accounts payable and other liabilities                                  2,831        (14,590)         9,391
                                                                                    ---------      ---------      ---------
             Total adjustments                                                          1,154         32,024         67,225
                                                                                    ---------      ---------      ---------
       Net cash provided by operating activities                                       45,803        106,196        146,554
                                                                                    ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired                                      (362,383)       (91,554)      (120,158)
   Purchases of property and equipment                                                (21,548)       (73,171)       (43,600)
   Proceeds from sales of property and equipment                                       13,600         47,943         12,810
   Proceeds from sale of dealerships                                                    1,700          7,148         14,068
                                                                                    ---------      ---------      ---------
       Net cash used in investing activities                                         (368,631)      (109,634)      (136,880)
                                                                                    ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings/(repayments) on revolving credit facilities                         280,116         69,342        (45,885)
   Proceeds from long-term debt                                                         1,380          1,418         74,583
   Payments on long-term debt                                                          (8,037)        (3,696)        (2,966)
   Public offering of Class A Common Stock                                             84,990              -
   Redemptions of Preferred Stock                                                           -        (13,551)          (251)
   Purchases of Class A Common Stock                                                   (6,358)       (26,480)       (26,519)
   Issuance of shares under stock compensation plans                                    2,014          2,619          9,982
                                                                                    ---------      ---------      ---------
       Net cash provided by financing activities                                      354,105         29,652          8,944
                                                                                    ---------      ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              31,277         26,214         18,618
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           51,834         83,111        109,325
                                                                                    ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $  83,111      $ 109,325      $ 127,943
                                                                                    =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
          Interest                                                                  $  39,575      $  90,678      $  71,972
          Income taxes                                                              $  20,681      $  36,821      $  30,553

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Class A Convertible Preferred Stock issued for acquisitions and contingent
     consideration                                                                  $  59,045      $  11,589      $       -
   Conversion of Class A Convertible Preferred Stock                                $  52,285      $  25,947      $       -
   Class A Common Stock issued for acquisitions                                     $  75,802      $       -      $       -

                 See notes to consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (All tables in thousands except per share amounts)

1. Description Of Business And Summary Of Siginificant Accounting Policies

         Organization and Business -- Sonic Automotive, Inc ("Sonic") is the second largest automotive retailer in the United States (as measured by total revenue), operating 155 dealership franchises and 29 collision repair centers throughout the United States as of December 31, 2001. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 2001, Sonic sold a total of 30 foreign and domestic brands of new vehicles.

         Principles of Consolidation -- All material intercompany balances and transactions have been eliminated in the consolidated financial statements. In addition, Sonic has a 50% ownership interest in two joint ventures where the partners are not affiliated with Sonic. These investments are accounted for under the equity method whereby we record our share of each respective joint venture's pretax profit or loss. We recorded $0.3 million in net income in 2001 and $0.1 million in net loss in 2000 related to these investments. These entities are not consolidated into Sonic's financial statements because Sonic does not have operating control of the entities. However, Sonic has guaranteed $6.0 million in indebtedness between North Point Volvo, LLC and Bank of America, including a $5.5 million revolving floor plan agreement, expiring in 2003 of which $3.1 million was outstanding at December 31, 2001 and a $0.5 million term loan expiring in 2007. We have guaranteed no other obligations of either company.

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

         Sonic also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale. Commission expense related to finance and insurance commission revenue is charged to selling, general and administrative expenses upon recognition of such revenue.

         Dealer Agreements -- Sonic purchases substantially all of its new vehicles from manufacturers at the prevailing prices charged by the manufacturer to its franchised dealers. Sonic's sales could be unfavorably affected by the manufacturer's unwillingness or inability to supply the dealership with an adequate supply of new vehicle inventory.

         Each dealership operates under a dealer agreement with the manufacturer that generally restricts the location, management and ownership of the respective dealership. The ability of Sonic to acquire additional franchises from a particular manufacturer may be limited due to certain restrictions imposed by manufacturers. Additionally, Sonic's ability to enter into other significant acquisitions may be restricted and the acquisition of Sonic's stock by third parties may be limited by the terms of the franchise agreements.

         Cash and Cash Equivalents -- Sonic considers contracts in transit and all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. Contracts in transit represent cash in transit to Sonic from finance companies related to vehicle purchases. Sonic had $108.1 million and $127.9 million in contracts in transit at December 31, 2000 and 2001, respectively.

         Inventories -- Inventories of new and used vehicles, including demonstrators, are stated at the lower of specific cost or market. Inventories of parts and accessories are accounted for using the "first-in, first-out" ("FIFO") method of inventory accounting and are stated at the lower of FIFO cost or market. Other inventories, which primarily include rental and service vehicles, are stated at the lower of specific cost or market.

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

           Building and improvements.....................................        5-40 years
           Office equipment and fixtures.................................        5-15 years
           Parts and service equipment...................................        15 years
           Company vehicles..............................................         5 years

         Goodwill -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. As of December 31, 2000, the carrying amount of goodwill was $668.8 million and represented 37.4% of total assets and 148.3% of total stockholders' equity. As of December 31, 2001, the carrying amount of goodwill was $738.1 million and represented 40.9% of total assets and 142.7% of total stockholders' equity. Prior to the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142, generally accepted accounting principles required that goodwill be amortized over the period benefited, limited to a period of 40 years. Sonic has determined that the period benefited by goodwill will be no less than 40 years. Accordingly, goodwill acquired in business combinations completed prior to July 1, 2001 has been amortized over 40 years. In order to evaluate the recoverability of goodwill, Sonic periodically compares the carrying value of goodwill with the anticipated undiscounted future cash flows from operations of the business acquired. Sonic has concluded that the anticipated future cash flows associated with intangible assets recognized in its acquisitions will continue indefinitely, and there is no pervasive evidence that any material portion will dissipate over a period shorter than 40 years. Pursuant to the provisions of SFAS No. 142, goodwill acquired in business combinations completed subsequent to June 30, 2001 has not been amortized, but will be tested for impairment in accordance with the provisions of SFAS No. 142. Upon full adoption of SFAS No. 142 in January 2002, all goodwill will no longer be amortized. See discussion of "Recent Accounting Pronouncements."

         Recent Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141: Business Combinations. SFAS No. 141 prohibits the pooling-of-interests method of accounting and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. In addition, SFAS No. 141 provides additional guidance regarding the measurement and recognition of goodwill and other acquired intangible assets. The provisions of this standard became effective beginning July 1, 2001. For acquisitions after this date, we are required to classify certain intangible assets, such as franchise rights granted from automobile manufacturers, as intangible assets apart from goodwill. We are still in the process of obtaining data necessary to complete the allocation of the purchase price of our recent acquisitions, including the calculation of any franchise rights, if any, we may need to recognize (see Note 2).

         In June 2001, the FASB also issued SFAS No. 142: Goodwill and Other Intangible Assets. Among other things, SFAS No. 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis (with an initial review within six months of adopting the new standard), but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS No. 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. These intangible assets are required to be reviewed for impairment in accordance with SFAS No. 144: Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life may not be amortized and must be reviewed for impairment in accordance with the terms of SFAS No. 142. The provisions of SFAS No. 142 become effective for us beginning January 1, 2002; however, goodwill and other intangible assets determined to have an indefinite useful life acquired in business combinations completed after June 30, 2001 have not been amortized. We are currently evaluating the provisions of SFAS No. 142 and have not yet determined its full impact on our consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 requires certain long-lived assets to be reported at the lower of carrying amount or fair value, less cost to sell, and provides guidance on asset valuation and measuring impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the provisions of SFAS No. 144 and have not yet determined the impact on our consolidated financial statements.

         Income Taxes --Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided at currently enacted tax rates for the tax effects of carryforward items and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided when it is more likely than not that taxable income will not be sufficient to fully realize the benefits of deferred tax assets.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. Description Of Business And Summary Of Significant Accounting Policies -- (Continued)

         Stock-Based Compensation --Sonic accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Sonic has adopted the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the provisions of APB No. 25, compensation cost is generally measured based on the intrinsic value of the equity instrument when it is awarded. Sonic has granted options at market value and, accordingly, no compensation expense has been recorded for our option plans.

         Concentrations of Credit Risk --Financial instruments that potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions may exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers and financial institutions. The large number of customers comprising the trade receivables balances reduces credit risk arising from trade receivables from commercial customers.

         As of December 31, 2001, Sonic has outstanding notes receivable from finance contracts of $13.7 million, net of an allowance for credit losses of $
1.8 million. Outstanding notes receivable at December 31, 2000 $9.5 million, net of an allowance of $1.3 million. These notes have average terms of approximately 30 months and are secured by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. These notes are recorded in other current and long-term assets on the accompanying Consolidate Balance Sheets.

         Financial Instruments and Market Risks --As of December 31, 2000 and 2001 the fair values of Sonic's financial instruments including receivables, notes payable-floor plan, trade accounts payable, payables to Sonic's Chairman, payables for acquisitions and long-term debt, excluding Sonic's senior subordinated notes, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. The fair value of Sonic's senior subordinated notes based on the quoted bid price as of December 31, 2000 and 2001 was approximately $106.3 million and $207.0 million, respectively. The carrying value of Sonic's senior subordinated notes as of December 31, 2000 and 2001 was approximately $121.3 million and $195.7 million, respectively.

         Sonic has variable rate floor plan note facilities, revolving credit facilities and other variable rate notes that expose it to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities was approximately $1.1 billion at December 31, 2000 and $911.3 million at December 31, 2001.

         In order to reduce its exposure to market risks from changing interest rates, on January 15, 2002, Sonic entered into an interest rate swap agreement with a financial institution to effectively convert a notional principal amount of $100 million of its LIBOR-based debt from variable to fixed rate. Under the agreement, Sonic will receive interest payments on the notional $100 million at a variable rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 3.88%. This swap qualifies as a cash flow hedging relationship and, as a result, any changes in fair value will be reflected in other comprehensive income in our statement of stockholders' equity.

         Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates particularly related to allowance for credit loss, realization of inventory, intangible asset and deferred tax asset values, reserves for future chargebacks, insurance reserves and certain accrued expenses.

         Advertising -- Sonic expenses advertising costs in the period incurred. Advertising expense amounted to $31.0 million, $54.3 million and $52.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

         Segment Information -- Sonic has adopted the provisions of SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information." We sell similar products and services (new and used vehicles, parts, service and collision repair services), use similar processes in selling our products and services, and sell our products and services to similar classes of customers. As a result of this and the way we manage our business, we have aggregated our results into a single segment for purposes of reporting financial condition and results of operations.

         Reclassifications-- In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to Sonic's prior year financial statements to conform to the current presentation. These reclassifications

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. Description of Business and Summary of Significant Accounting Policies -- (Continued)

relate primarily to manufacturer incentives and certain other amounts that have been reclassed from sales revenues to cost of sales. Additionally, all finance and insurance sales commissions have been reclassed from cost of sales to selling, general and administrative expenses to conform with the industry classification of such amounts.

2. Business Acquisitions and Dispositions

Completed Acquisitions

          During 2001, Sonic acquired 12 dealerships for approximately $129.9 million in cash. The material acquisitions completed subsequent to the adoption of SFAS 141 on July 1, 2001 were as follows:

          . On October 8, 2001, Sonic acquired Buena Park Honda, Harbor City Honda and Coast Cadillac as part of its acquisition of the Salta dealership group located in Los Angeles, California. On November 19, 2001 Sonic acquired West Covina Toyota also as part of this dealership group. These dealerships had combined estimated annual revenues of approximately $171 million.

          . On October 29, 2001 Sonic acquired Lawrence Marshall Chevrolet, located in Houston, Texas, which had estimated annual revenues of approximately $233 million.

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

          All of our acquisitions have been accounted for using the purchase method of accounting, and the results of operations of such acquisitions have been included in the accompanying consolidated financial statements from their respective acquisition dates. The purchase price of these acquisitions has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as shown in the table below. We are still in the process of obtaining data necessary to complete the allocation of the purchase price of our recent acquisitions. As a result, the values of assets and liabilities included in the table below for 2001 reflect preliminary estimates where values have not yet been determined and may ultimately be different than amounts recorded once actual values are determined. Any adjustment to the value of assets and liabilities will be recorded against goodwill.

                                                            1999         2000         2001
                                                         ---------    ---------    ---------
                    Inventories                          $ 321,941    $  95,160    $ 119,186
                    Floor plan notes payable              (242,238)     (84,413)    (113,839)
                    Other working capital                   23,866        1,241       19,935
                    Property and equipment                  38,497        4,459       17,710
                    Goodwill                               417,251       88,070       88,155
                    Non-current liabilites assumed         (11,033)        (943)      (1,266)
                                                         ---------    ---------    ---------
                    Total purchase price                 $ 548,284    $ 103,574    $ 129,881
                                                         =========    =========    =========

Pro Forma Results of Operations

         The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the above acquisitions had occurred at the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floorplan interest expense resulting from renegotiated floorplan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions actually been completed at the beginning of the periods presented. These results are also not necessarily indicative of the results of future operations.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. Business Acquisitions And Dispositions-(Continued)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                     2000             2001
                                                  ------------     ------------
           Total revenues                         $ 7,223,746      $ 6,828,165
           Gross profit                           $ 1,023,869      $ 1,027,501
           Net income                             $    78,256      $    81,728
           Diluted net income per share           $      1.79      $      1.96

Sale of Dealership Subsidiaries

         In the ordinary course of business, we evaluate dealerships or dealership franchises for possible disposition based on various performance criteria. During 2001, we sold or otherwise disposed of assets from 15 of our franchises, resulting in the closing of nine dealerships, which contributed approximately $81.6 million in revenues for the year ended December 31, 2001. In addition, in connection with General Motor's decision to discontinue its Oldsmobile brand and Chrysler's decision to discontinue its Plymouth brand, we terminated four Oldsmobile and seven Plymouth franchises in 2001. During 2000, we sold or otherwise disposed of assets from eight dealership franchises which contributed approximately $65.5 million in revenues for the year ended December 31, 2000. Net proceeds for our 2001 dealership dispositions were approximately $14.1 million and for our 2000 dispositions were approximately $7.1 million. There were no material gains or losses on these dispositions. As of December 31, 2001, we had three remaining Oldsmobile franchises which may be terminated with 30 days notice any time between now and 2005.

Subsequent Acquisitions

         Subsequent to December 31, 2001, we have closed on six dealership acquisitions for approximately $26.4 million in cash. In addition, we have entered into an agreement to purchase 16 dealerships. This acquisition is expected to close by the end of the first quarter 2002 and will be paid for in cash and 1,470,588 shares of Sonic's Class A common stock.

3. Inventories and Related Notes Payable - Floor Plan

Inventories consist of the following:

                                                   December 31,
                                             -----------------------
                                                2000           2001
                                             ---------     ---------
            New vehicles                     $ 591,583     $ 478,077
            Used vehicles                      116,836       111,656
            Parts and accessories               48,916        48,705
            Other                               16,450        25,820
                                             ---------     ---------
            Total                            $ 773,785     $ 664,258
                                             ---------     ---------

         We finance all of our new and certain of our used vehicle inventory through standardized floor plan credit facilities with the following:

                                                                        2001                 Outstanding Balance
                                                                                   --------------------------------------
                          Lender                                    Availability   December 31, 2001    December 31, 2000
------------------------------------------------------------    ------------------ -----------------    -----------------
Chrysler Financial Company, LLC ("Chrysler Financial")              $750 million   $ 142.6 million      $ 143.0 million
General Motors Acceptance Corporation ("GMAC")                      $ 94 million   $  51.7 million      $  70.8 million
Ford Motor Credit Company ("Ford Motor Credit")                     $650 million   $ 377.2 million      $ 470.9 million
Toyota Motor Credit Corporation ("Toyota Credit")                   $100 million   $  16.4 million            ----

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. Inventories and Related Notes Payable - Floor Plan - (Continued)

          Amounts outstanding under the Chrysler Financial and Toyota Credit floor plan facilities bear interest at 1.25% above LIBOR (LIBOR was 1.87% at December 31, 2001). Amounts outstanding under the Ford Motor Credit and GMAC floor plan facilities bear interest at the prime rate (prime was 4.75% at December 31, 2001), subject to certain incentives and other adjustments. The weighted average interest rate for our floor plan facilities was 5.63% for the year ended December 31, 2001 and 7.93% for the year ended December 31, 2000. Our floor plan interest expenses are substantially offset by amounts received from manufacturers, in the form of floor plan assistance, which is recorded as a reduction of cost of sales. In 2001 we received approximately $33.8 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of approximately 0.3%. Interest payments under each of our floor plan facilities are due monthly, but we are not required to make principal repayments prior to the sale of the vehicles.

          The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We are in compliance with all restrictive covenants as of December 31, 2001.

4. Property and Equipment

          Property and equipment is comprised of the following:

                                                                         December 31,
                                                                ------------------------------
                                                                   2000                2001
                                                                ---------            ---------
                    Land                                        $      53            $  10,863
                    Building and improvements                      25,771               34,387
                    Office equipment and fixtures                  23,599               29,492
                    Parts and service equipment                    20,132               21,917
                    Company vehicles                                5,812                7,078
                    Construction in progress                       12,244               16,003
                                                                ---------            ---------
                    Total, at cost                                 87,611              119,740
                    Less accumulated depreciation                 (14,645)             (20,768)
                                                                ---------            ---------
                    Property and equipment, net                 $  72,966            $  98,972
                                                                =========            =========

          In addition to the amounts classified as construction in progress at December 31, 2001 and December 31, 2000, Sonic incurred approximately $18.0 million in construction costs in 2001 and $5.2 million in 2000 on facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in other current assets on the accompanying consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic has no obligations under these arrangements other than lease payments.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. Long-Term Debt

         Long-term debt consists of the following:


                                                                                                     December 31
                                                                                             ---------------------------
                                                                                                  2000           2001
                                                                                             -------------- ------------
Senior Subordinated Notes bearing interest at 11%, maturing
   August 1, 2008 .....................................................................       $ 125,000        $ 200,000
$600 million revolving credit facility with Ford Motor Credit, Chrysler
   Financial and Toyota Credit bearing interest at 2.50% above LIBOR and
   maturing in October 2004, collaterized by all assets of Sonic ......................         353,787          299,193
$50 million revolving construction line of credit with Ford Motor Credit bearing interest at 2.25% above LIBOR and maturing in September 2005, collateralized by the
   underlying real estate and other assets ............................................           4,559            8,533
$50 million revolving real estate acquisition line of credit with Ford Motor Credit bearing interest at 2.00% above LIBOR and maturing in June 2010, collateralized
   by the underlying real estate and other assets .....................................               -            4,735
Other notes payable (primarily equipment notes) .......................................           8,181            6,306
                                                                                              ---------        ---------
                                                                                                491,527          518,767
Less unamortized discount on Senior Subordinated Notes ................................          (3,718)          (4,304)
Less current maturities ...............................................................          (2,597)          (2,586)
                                                                                              ---------        ---------
Long-term debt ........................................................................       $ 485,212        $ 511,877
                                                                                              =========        =========

Future maturities of debt are as follows:

               Year ending December 31,
               ------------------------
               2002 ................................    $  2,586
               2003 ................................       1,932
               2004 ................................     300,676
               2005 ................................       8,605
               2006 ................................          72
               Thereafter ..........................     204,896
                                                        --------
               Total ...............................    $518,767
                                                        ========

Senior Subordinated Notes

         At December 31, 2000 and 2001, Sonic had $125,000,000 and $200,000,000,
respectively, in aggregate principal outstanding of its 11% senior subordinated notes. The senior subordinated notes are unsecured, mature on August 1, 2008, and are redeemable at Sonic's option after August 1, 2003. Interest payments are due semi-annually on February 1 and August 1.

         The senior subordinated notes are subordinated to all present and future senior indebtedness of Sonic, including the revolving credit facility discussed below. Redemption prices during the 12-month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter.
The discount on the senior subordinated notes is being amortized over the term of the notes using the effective interest method.

         The indentures governing the senior subordinated notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge its assets to any third party except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of December 31, 2001.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. Long-term Debt -(Continued)

The Revolving Facility

          On June 20, 2001 we entered into a new revolving credit facility (the "Revolving Facility") with Ford Motor Credit, Chrysler Financial and Toyota Credit with a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $456.0 million at December 31, 2001). The Revolving Facility replaced our prior revolving credit facility with Ford Motor Credit and Chrysler Financial, which had a borrowing limit of $500 million, subject to a similar borrowing base. The amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 1.87% at December 31, 2001) and will mature on October 31, 2004 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit, Chrysler Financial and Toyota Credit). The Revolving Facility includes a commitment fee equal to .25% of the unused portion of the facility. This fee was approximately $0.5 million in 2000 and approximately $0.2 million in 2001. The total outstanding balance was approximately $353.8 million as of December 31, 2000 and approximately $299.2 million as of December 31, 2001.

          We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants include specified ratios of:

                            Covenant          Required     Actual
                    -----------------------  ----------   --------

                    Current ratio              **1.23      1.30
                    Fixed charge coverage      **1.41      1.66
                    Interest coverage          **2.00      3.18
                    Adjusted debt to EBITDA     *2.25      1.40

*  denotes less than.
** denotes greater than.

     In addition, the loss of voting control over Sonic by Bruton Smith, Chairman and Chief Executive Office, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or our failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in our dealership subsidiaries will constitute an event of default under the Revolving Facility. We are in compliance with all restrictive covenants as of December 31, 2001.

The Mortgage Facility

     We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on September 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. Borrowings, net of repayments, under the Construction Loan in 2001 were approximately $4.0 million and were primarily used in construction of dealership facilities. The total outstanding balance under the Construction Loan as of December 31, 2001 was approximately $8.5 million.

     Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. Borrowings under the Permanent Loan in 2001 were approximately $4.8 million and were used to finance the acquisition of real estate. The total outstanding balance as of December 31, 2001 was approximately $4.7 million.

     The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by Bruton Smith, Scott Smith and their spouses or immediate

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. Long-term Debt -(Continued)

family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of December 31, 2001.

Subsidiary Guarantees

     Balances outstanding under Sonic's revolving credit facilities and senior subordinated notes are guaranteed by all of Sonic's operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations and subsidiaries that are not guarantors are minor.

6. Income Taxes

          The provision for income taxes consists of the following:

                                                                    1999             2000             2001
                                                                   -------          -------          -------
               Current:
                    Federal .................................      $24,198          $29,177          $34,426
                    State ...................................        2,052            4,139            4,501
                                                                   -------          -------          -------
                                                                    26,250           33,316           38,927
               Deferred .....................................        2,075           12,384           11,788
                                                                   -------          -------          -------
                    Total provision for income taxes ........      $28,325          $45,700          $50,715
                                                                   =======          =======          =======

          The reconciliation of the statutory federal income tax rate with Sonic's federal and state overall effective income tax rate is as follows:

                                                                  1999            2000             2001
                                                                 -------         -------         ---------
          Statutory federal rate ........................          35.00 %         35.00 %           35.00 %
          Effective state income tax rate ...............           2.26            1.87              1.79
          Nondeductible goodwill amortization ...........           1.20            1.36              1.57
          Other .........................................           0.36           (0.11)             0.64
                                                                 -------         -------          --------
          Effective tax rate ............................          38.82 %         38.12 %           39.00 %
                                                                 =======         =======          ========

          Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                  2000              2001
                                                                               --------           --------
               Deferred tax assets:
                  Allowance for bad debts ...........................          $    918           $    720
                  Inventory .........................................               972                829
                  Accrued severance .................................               281                345
                  Net operating loss carryforwards ..................             2,949              6,028
                  Other .............................................             1,894              3,704
                                                                               --------           --------
                     Total deferred tax assets ......................             7,014             11,626
               Deferred tax liabilities:
                  Basis difference in property and equipment ........            (6,387)            (5,913)
                  Basis difference in goodwill ......................           (13,116)           (28,315)
                  Other .............................................            (1,590)            (3,265)
                                                                               --------           --------
                     Total deferred tax liability ...................           (21,093)           (37,493)
                                                                               --------           --------
                     Net deferred tax liability .....................          $(14,079)          $(25,867)
                                                                               --------           --------

Net current deferred tax assets are recorded in other current assets on the accompanying consolidated balance sheets. At December 31, 2001, Sonic had state net operating loss carryforwards of $98.5 million that will expire between 2012 and 2021.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. Related Parties

Registration Rights Agreement

     Prior to its initial public offering, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 with Sonic Financial Corporation ("SFC"), Bruton Smith, Scott Smith and William S. Egan (collectively, the "Class B Registration Rights Holders"). SFC currently owns 8,881,250 shares of Class B common stock; Bruton Smith, 2,171,250 shares; Scott Smith, 956,250 shares; and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group"), 20,625 shares, all of which are covered by the Registration Rights Agreement. The Egan Group also owns 32,000 shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic's charter, offers and sales of shares of Class B common stock are registered with the Securities and Exchange Commission, then such shares will automatically convert into a like number of shares of Class A common stock.

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

Payable to Company's Chairman

     Sonic has a note payable to Bruton Smith in the amount of $5.5 million (the "Subordinated Smith Loan"). The Subordinated Smith Loan bears interest at Bank of America's announced prime rate plus 0.5% (prime rate was 4.75% at December 31, 2001) and has a stated maturity date of November 30, 2000. Under the terms of certain subordination agreements currently in effect, however, all amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid only after all amounts owed by Sonic under its revolving credit facilities, floor plan financing facilities and senior subordinated notes are fully paid in cash. Accordingly, the Subordinated Smith Loan has been classified as non-current on the accompanying consolidated balance sheets.

Dealership Leases:

     Sonic leases three dealership properties in Northern California from the Price Trust. Tom Price, Sonic's Vice Chairman, and his wife are the sole beneficiaries of the Price Trust. Lease expense associated with these leases was approximately $2.2 million in 2000, $2.8 million 2001 and nothing in 1999.

     Sonic leases three dealership properties in Northern California from Bay Automotive, LLC, in which Mr. Price owns a 50% interest. Annual aggregate rent under these leases was approximately $872,260 in 2000, $2.2 million in 2001 and nothing in 1999.

     Sonic leases office space in Charlotte from a subsidiary of SFC for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $50,000 in 1999, $210,000 in 2000 and $268,000 in 2001.

Sale of Land Rover of Marin:

     Pursuant to the terms of an Asset Purchase Agreement dated November 22, 2000, Sonic sold substantially all of the assets of its Land Rover of Marin dealership to Marin Luxury Cars, LLC, an entity owned by Mr. Price. The Land Rover of Marin dealership, along with certain other smaller dealerships owned by Sonic, had previously been identified for disposition during the 2000 calendar year by Sonic's management. Marin Luxury Cars paid Sonic approximately $5.0 million to acquire the Land Rover of Marin assets. No material gain or loss was recognized on this sale. This disposition was consummated by Sonic on January 4, 2001 following the respective determinations by Sonic's board, disinterested directors and independent directors that the terms of the transaction were no less favorable to Sonic than could be obtained in an arms-length transaction with an unrelated third party.

Other Transactions:

     Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic paid SFC approximately $1.1 million in 2000 and $562,000 in 2001 for the use of these aircrafts.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. Related Parties -- (Continued)

Certain of Sonic's dealerships purchase the Z-Max oil additive product from Oil Chem Research Company, a subsidiary of SMI, for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $389,000 in 2000 and approximately $665,000 in 2001.

     Sonic and its dealerships frequently purchase apparel items, which are screen-printed with Sonic and dealership logos, as part of internal marketing and sales promotions. Sonic and its dealerships purchase such items from several companies, including Speedway Systems, LLC, a company owned by SMI. Total purchases from Speedway Systems by Sonic and its dealerships totaled approximately $160,000 in 2000 and $218,000 in 2001.

     In 2001, Las Vegas MotorSpeedway leased a fleet of new vehicles for use by its employees from a Sonic dealership, a subsidiary of SAI, for approximately $217,000.

     In connection with the supervision and management of significant construction and renovation projects at Sonic dealerships in 2000, Sonic paid approximately $110,000 to SMI in 2000 for project management services provided to Sonic by SMI employees.

8. Capital Structure and Per Share Data

     Preferred Stock -- Sonic has 3 million shares of "blank check" preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the "Preferred Stock") which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. As of December 31, 2000 there were 250.5 shares of Series II Preferred Stock issued and outstanding. There were no shares of Preferred Stock issued or outstanding at December 31, 2001.

     The Preferred Stock has a liquidation preference of $1,000 per share. Each share of Preferred Stock is convertible, at the option of the holder, into that number of shares of Class A common stock as is determined by dividing $1,000 by the average closing price for the Class A common stock on the NYSE for the 20 days preceding the date of determination of the shares of Preferred Stock (the "Market Price"). Conversion of Series II Preferred Stock is subject to certain adjustments that have the effect of limiting increases and decreases in the value of the Class A common stock receivable upon conversion by 10% of the original value of the shares of Series II Preferred Stock. Conversion of Series III Preferred Stock is subject to certain adjustments that have the effect of limiting increases in the value of Class A common stock receivable upon conversion by 10% of the original value of the shares of Series III Preferred Stock.

     The Preferred Stock is redeemable at Sonic's option at any time after the date of issuance. The redemption price of the Series I Preferred Stock is $1,000 per share. The redemption price for the Series II Preferred Stock and Series III Preferred Stock is as follows: (i) prior to the second anniversary of the date of issuance, the redemption price is the greater of $1,000 per share or the aggregate Market Price of the Class A common stock into which it could be converted at the time of redemption, and (ii) after the second anniversary of the date of issuance, the redemption price is the aggregate Market Price into which it could be converted at the time of redemption. Through December 31, 2001, we had redeemed 13,800 shares of Preferred Stock at a total cost of approximately $13.8 million.

     Each share of Preferred Stock entitles its holder to a number of votes equal to that number of shares of Class A common stock into which it could be converted as of the record date for the vote. Holders of Preferred Stock are entitled to participate in dividends payable On the Class A common stock on an "as-if-converted" basis. The Preferred Stock has no preferential dividends.

     Common Stock - Sonic has two classes of common stock. Sonic has authorized 100 million shares of Class A common stock at a par value of 0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic had 33,291,933 and 34,850,738 shares of Class A common stock issued at December 31, 2000 and 2001, respectively. Of these issued shares, there were 29,715,570 and 28,520,474 shares outstanding at December 31, 2000 and 2001, respectively. Sonic has also authorized 30 million shares of Class B common stock at a par value of $.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic's charter. Sonic had issued and outstanding 12,250,000 and 12,029,375 shares of Class B common stock at December 31, 2000 and 2001, respectively.

     Treasury Stock - Sonic's Board of Directors has authorized Sonic to expend up to $100 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. Through December 31, 2001, Sonic has repurchased 6,330,264 shares of Class A common stock at an average price per share of approximately $9.38. Through December 31, 2000, Sonic had repurchased 3,576,363 shares of Class A common stock at an average price per share of $9.18. Sonic will continue to repurchase shares in the open market from time to time subject to market conditions.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. Capital Structure and Per Share Data-(continued)

         Stock Split -- All share and per share amounts included in the accompanying consolidated financial statements for all periods presented have been adjusted to reflect a 2 for 1 stock split of the Class A common stock and Class B common stock effective January 25, 1999.

         Warrants -- In connection with Sonic's prior year acquisitions, Sonic has issued warrants to purchase 242,782 shares of Class A common stock at exercise prices ranging from $6.00 per share to $11.27 per share. The warrants expire on various dates from January 15, 2003 to November 30, 2003. Sonic has recorded the issuance of such warrants at their estimated fair value on the date of issuance. As of December 31, 2001 all but 4,000 of these warrants had been exercised.

         Per Share Data -- The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on net income per share:

                                  For the year ended           For the year ended         For the year ended
                                   December 31, 1999           December 31, 2000          December 31, 2001
                              ---------------------------  ------------------------   --------------------------
                                   Net          Per-Share     Net           Per-Share  Net             Per-Share
                                Income  Shares   Amount     Income  Shares   Amount   Income    Shares   Amount
                              --------  ------- --------- -------- ------- ---------- ------ --------- ---------
Basic Net Income Per Share    $ 44,649  31,744    $ 1.41    $74,172 42,518  $ 1.74    $ 79,329  40,541   $ 1.96
                                                  ======                    ======                       ======
Effect of Dilutive Securities
   Stock compensation plans          -     949                    -    455                 -     1,048
   Warrants                          -      78                    -     31                 -        14
   Convertible Preferred             -   2,477                    -    822                 -         6
                                     -   -----                    -    ---                 -         -
   Stock
                              --------  ------             -------- ------            --------  ------
Diluted Net Income Per Share  $ 44,649  35,248    $ 1.27   $ 74,172 43,826   $ 1.69   $ 79,329  41,609   $ 1.91
                              ========  ======    ======   ======== ======   ======   ========  ======   ======


9. Employee Benefit Plans

       Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the plan were not significant in any period presented.

Stock Option Plans

      Sonic currently has three option plans, the Sonic Automotive, Inc. 1997 Stock Option Plan (the "Stock Option Plan"), the Sonic Automotive, Inc. Formula Stock Option Plan (the "Directors' Plan"), and the FirstAmerica Automotive, Inc. 1997 Stock Option Plan (the "First America Plan").

      The Stock Option Plan was adopted by the Board of Directors in order to attract and retain key personnel. Subsequent to December 31, 2001 the Board of Directors approved an increase in the shares authorized for issuance from 6.0 million shares to 8.0 million shares under the Stock Option Plan. The increase is pending stockholder approval at Sonic's Annual Meeting. Under the Stock Option Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic's Class A common stock at the date of grant, vest over a three year period, are exercisable upon vesting and expire ten years from the date of grant.

      The Directors' Plan authorizes options to purchase up to an aggregate of 600,000 shares of Class A common stock. Under the plan, each outside director shall be awarded on or before March 31st of each year an option to purchase 10,000 shares at an exercise price equal to the fair market value of the Class A common stock at the date of the award. Options granted under the Directors' Plan become exercisable after six months, and expire ten years from their date of grant.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. EMPLOYEE BENEFIT PLANS -- (Continued)

         In connection with its acquisition of FirstAmerica Automotive, Inc., Sonic agreed to assume the FirstAmerica Plan. The FirstAmerica Plan was amended and restated to provide that each unexpired option to purchase FAA's Class A common stock that was outstanding under the FirstAmerica Plan be converted into an option to purchase shares of Sonic's Class A common stock. A conversion factor of .32232 shares of Sonic's Class A common stock for each share covered by options to purchase FAA Class A common stock was utilized to retain the aggregate intrinsic value of the options immediately before the change and, accordingly, a new measurement date did not result from the conversion. Other than the conversion to options for Sonic's stock, there were no significant changes to the FirstAmerica Plan. Options continue to vest according to the terms of the original option agreements, generally over a five-year period, and expire if unexercised ten years from the date of grant.

         A summary of the status of Sonic's stock option plans as of December 31, 1999, 2000 and 2001 and changes during the years ended on those dates is presented below.


                                                                                      Exercise Price       Weighted average
                                                              Number of Options          Per Share          Exercise Price
                                                              -------------------------------------------------------------
                                                              (shares in thousands)
                Outstanding at December 31, 1998........                  2,537         $6.00-9.19                   $7.48
                   Granted .............................                  1,643        10.06-15.44                   14.27
                   Options assumed from acquired company                    467         2.85-13.12                    9.73
                   Exercised ...........................                   (212)         6.00-7.25                    6.18
                   Forfeited ...........................                   (248)        6.00-15.44                    9.29
                                                              ------------------
                Outstanding at December 31, 1999                          4,187         2.85-15.44                   10.35
                   Granted ...............................                1,868         7.94-11.19                    9.15
                   Exercised .............................                 (300)        2.85-13.12                    5.95
                   Forfeited .............................                 (694)        2.85-15.44                   10.33
                                                              ------------------
                Outstanding at December 31, 2000 .........                5,061         2.85-15.44                   10.06
                   Granted ...............................                1,156         7.01-16.51                   12.79
                   Exercised .............................                 (990)        2.85-15.44                    8.88
                   Forfeited .............................                 (379)        7.94-15.44                   10.57
                                                              ------------------
                Outstanding at December 31, 2001 .........                4,848         2.85-16.51                   10.91
                                                              ------------------


The following table summarizes information about stock options outstanding at December 31, 2001:


                             Shares             Weighted Average                            Shares
                          Outstanding at           Remaining        Weighted Average      Exercisable      Weighted Average
Range of Exercise Prices     12/31/01          Contractual Life      Exercise Price       at 12/31/01       Exercise Price
------------------------     ----------------------------------------------------------------------------------------------
                                                                (shares in thousands)
   $2.85...........                      60       5.5 years                     $ 2.85             60               $ 2.85
   $2.86-7.25 .........                 439       5.8                             6.30            429                 6.28
   $7.26-8.19 .........                 959       8.5                             8.05            527                 7.99
   $8.20-13.12.........               2,046       8.1                            10.31            999                 9.87
   $13.13-15.44 .......                 865       7.3                            15.29            543                15.30
   $16.51..........                     479       9.8                            16.51              0                 0.00
                             ----------------------------------------------------------------------------------------------
                                      4,848       8.0 years                     $10.91          2,558               $ 9.86
                             ==============================================================================================


                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. EMPLOYEE BENEFIT PLANS -- (Continued)

         The weighted average fair value of options granted or assumed was $6.76, $4.41, and $3.79 per share in 1999, 2000 and 2001, respectively. The fair value of each option granted during 1999, 2000 and 2001 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.


                                                              1999                2000                       2001
                                                         -------------        ------------                ---------
  Employee Stock Purchase Plan
  Dividend yield......................................        n/a                  n/a                      n/a
  Risk free interest rates............................    4.49%-6.15%          5.32-6.74%               2.17-4.30%
  Expected lives......................................   .25-1.0 year         0.25-1.0 year            0.25-1.0 year
  Volatility..........................................      53.15%               44.85%                   55.21%

Stock Option Plans
  Dividend yield......................................        n/a                  n/a                      n/a
  Risk free interest rates............................    4.53%-6.15%          5.92%-6.53%              3.47-5.07%
  Expected lives......................................     3-5 years             5 years                  5 years
  Volatility..........................................      53.15%               44.85%                   55.21%

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

         Subsequent to December 31, 2001, the Board of Directors, pursuant to Sonic's ESPP and pending the approval of the stockholders at Sonic's Annual Meeting, increased the authorized shares from 1.8 million to 3.0 million.

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

         The purchase price at which Class A common stock will be purchased through the Nonqualified ESPP will be 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the applicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise dates are the last trading days on the New York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. Options will expire on the last exercise date of the calendar year in which granted. In adopting the Nonqualified ESPP the Board of Directors authorized options for 300,000 shares of Class A common stock to be granted under the Nonqualified ESPP.

         Under both the ESPP and the Nonqualified ESPP, we issued options exercisable for approximately 420,000, 524,000 and 456,000 shares in 1999, 2000 and 2001, respectively. We issued approximately 93,600, 147,800 and 282,076 shares to employees in 1999, 2000 and 2001 at a weighted average purchase price of $10.70, $7.27 and $5.84 per share, respectively. The weighted average fair value of shares granted under both plans was $2.91, $2.95 and $10.94 per share in 1999, 2000 and 2001, respectively.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. EMPLOYEE BENEFIT PLANS -- (Continued)

      Sonic has adopted the disclosure-only provisions of SFAS No. 123. No compensation cost has been recognized for Sonic's stock-based compensation plans in the accompanying consolidated financial statements. Had compensation cost for the stock-based compensation plans been determined based on their fair value as prescribed by SFAS No. 123, Sonic's pro forma net income and diluted net income per share would have been $39.9 million and $1.13, respectively for 1999, $70.4 million and $1.61, respectively for 2000 and $72.1 million and $1.73, respectively, for 2001.

10.   Commitments and Contingencies

Facility Leases

         Certain properties leased by Sonic's dealerships are, or since the beginning of the last fiscal year were, owned by Sonic's officers or directors or their affiliates. These leases contain terms comparable to, or more favorable to Sonic than, terms that would be obtained from unaffiliated third parties. Minimum future rental payments required under noncancelable operating leases are as follows:

Year Ending December 31,                       Related Parties          Third Parties      Total
                                               ---------------          -------------    --------
2002                                             $ 5,133                  $ 57,936       $ 63,069
2003                                               4,956                    57,912         62,868
2004                                               4,865                    57,415         62,280
2005                                               4,865                    56,824         61,689
2006                                               4,865                    55,086         59,951
Thereafter                                        26,920                   308,514        335,434
                                                 -------                  --------       --------
Total                                            $51,604                  $593,687       $645,291
                                                 =======                  ========       =========

      Total rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $26.4 million, $54.7 million and $64.4 million, respectively. Of these amounts, approximately $7.7 million, $3.3 million, and $5.3, respectively, were paid to related parties.

Other Contingencies

      Sonic is involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. Currently, no legal proceedings are pending against or involve Sonic that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of these proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic's results of operations as presented in the Consolidated Statements of Income by quarter for 2000 and 2001.

                                                          First          Second          Third          Fourth
                                                         Quarter         Quarter        Quarter        Quarter
                                                      ------------ ----------------- -------------- -------------
Year Ended December 31, 2000:
   Total revenues (3) ...........................      $1,441,676      $1,523,331      $1,569,781     $1,420,657
   Gross profit (3) .............................      $  214,268      $  226,139      $  235,438     $  215,095
   Operating income .............................      $   49,001      $   58,655      $   57,328     $   44,133
   Income before taxes ..........................      $   28,416      $   36,347      $   35,119     $   19,990
   Net income ...................................      $   17,371      $   22,452      $   22,059     $   12,290
   Diluted net income per share (2) .............      $     0.39      $     0.51      $     0.51     $     0.29

Year Ended December 31, 2001:
   Total revenues (3) ...........................      $1,511,848      $1,610,523      $1,535,702     $1,679,285
   Gross profit (3) .............................      $  228,251      $  249,145      $  241,832     $  255,507
   Operating income .............................      $   44,296      $   55,778      $   52,205     $   49,010
   Income before taxes ..........................      $   22,108      $   36,836      $   36,278     $   34,822
   Net income (1) ...............................      $   13,483      $   22,486      $   22,118     $   21,241
   Diluted net income per share (2) .............      $     0.33      $     0.55      $     0.53     $     0.51

(1) Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in new vehicle demand. Parts and service demand remains more stable throughout the year.

(2) The sum of diluted net income per share for the quarters may not equal the full year amount due to weighted average common stock equivalents being calculated on a quarterly versus annual basis.

(3) Amounts reflect certain reclassifications in order to make Sonic's presentation more consistent with our peer group and revised accounting standards regarding manufacturer incentives.