Form 10-Q
period 2002-03-31
SONIC AUTOMOTIVE INC
filed 2002-05-15
CIK 1043509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

As of May 10, 2002, there were 30,718,116 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

                               INDEX TO FORM 10-Q

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)                                      3

                  Consolidated Statements of Income - Three-month periods
                       ended March 31, 2001 and March 31, 2002

                  Consolidated Balance Sheets -
                       December 31, 2001 and March 31, 2002

                  Consolidated Statement of Stockholders' Equity -
                       Three-month period ended March 31, 2002

                  Consolidated Statements of Cash Flows - Three-month periods ended March 31, 2001 and March 31, 2002

          Notes to Unaudited Consolidated Financial Statements

ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                        27


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                                  29

SIGNATURES                                                                                 30

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                      2001           2002
                                                                  -----------    -----------
Revenues:
     New vehicles                                                 $   863,774    $   952,971
     Used vehicles                                                    291,833        283,872
     Wholesale vehicles                                               115,427        109,867
                                                                  -----------    -----------
          Total vehicles                                            1,271,034      1,346,710
     Parts, service and collision repair                              187,607        211,286
     Finance & insurance and other                                     40,832         47,557
                                                                  -----------    -----------
          Total revenues                                            1,499,473      1,605,553
Cost of sales                                                       1,273,003      1,353,191
                                                                  -----------    -----------
Gross profit                                                          226,470        252,362
Selling, general and administrative expenses                          176,077        200,103
Depreciation                                                            1,699          2,090
Goodwill amortization                                                   4,438           --
                                                                  -----------    -----------
Operating income                                                       44,256         50,169
Other income / (expense):
     Interest expense, floor plan                                     (12,102)        (5,549)
     Interest expense, other                                          (10,005)        (8,390)
     Other income                                                          59            109
                                                                  -----------    -----------
          Total other expense                                         (22,048)       (13,830)
                                                                  -----------    -----------
Income from continuing operations before taxes                         22,208         36,339
Provision for income taxes                                             (8,664)       (13,810)
                                                                  -----------    -----------
Net income from continuing operations                                  13,544         22,529
Discontinued operations:
     Loss from operations of discontinued dealerships
        (including loss on disposal of  $262 at March 31, 2002)           (99)          (730)
     Income tax benefit                                                    38            280
                                                                  -----------    -----------
Net loss from discontinued operations                                     (61)          (450)
                                                                  -----------    -----------
Net income                                                        $    13,483    $    22,079
                                                                  ===========    ===========

Basic net income per share:
    Net income per share from continuing operations               $      0.33    $      0.55
    Loss per share on discontinued operations                     $        --    $     (0.01)
                                                                  -----------    -----------
    Net income per share                                          $      0.33    $      0.54
                                                                  ===========    ===========
    Weighted average common shares outstanding                         41,271         40,627
                                                                  ===========    ===========

Diluted net income per share:
    Net income per share from continuing operations               $      0.33    $      0.53
    Loss per share on discontinued operations                     $        --    $     (0.01)
                                                                  -----------    -----------
    Net income per share                                          $      0.33    $      0.52
                                                                  ===========    ===========
    Weighted average common shares outstanding                         41,473         42,563
                                                                  ===========    ===========



            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)




                                                                                         March 31,
                                                                        December 31,       2002
                                                                           2001        (Unaudited)
                                                                        -----------    -----------
                                       ASSETS
Current Assets:
  Cash and cash equivalents                                             $   127,943    $   125,599
  Receivables, net                                                          134,968        150,598
  Inventories                                                               664,258        896,790
  Other current assets                                                       29,127         44,385
                                                                        -----------    -----------
    Total current assets                                                    956,296      1,217,372
Property and Equipment, net                                                  98,972        102,772
Goodwill, net                                                               738,103        885,266
Other Assets                                                                 12,555         16,375
                                                                        -----------    -----------
    Total Assets                                                        $ 1,805,926    $ 2,221,785
                                                                        ===========    ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - floor plan                                            $   587,914    $   796,066
  Trade accounts payable                                                     44,802         54,959
  Accrued interest                                                            9,676          6,400
  Other accrued liabilities                                                  92,275        117,094
  Current maturities of long-term debt                                        2,586          2,275
                                                                        -----------    -----------
    Total current liabilities                                               737,253        976,794
Long Term Debt                                                              511,877        620,691
Other Long-Term Liabilities                                                   5,836         10,374
Payable to the Company's Chairman                                             5,500          5,500
Deferred Income Taxes                                                        28,199         28,662
Stockholders' Equity:
  Class A Common Stock, 34,850,738 shares issued at December 31, 2001
    and 36,719,905 shares issued at March 31, 2002                              348            367
  Class B Common Stock, 12,029,375 shares issued and outstanding
    at December 31, 2001 and March 31, 2002                                     121            121
  Paid-in capital                                                           343,256        384,947
  Retained earnings                                                         232,893        254,972
  Accumulated other comprehensive income                                        --             762
  Treasury Stock, at cost (6,330,264 shares held at December 31, 2001
    and 6,415,264 shares held at March 31, 2002)                            (59,357)       (61,405)
                                                                        -----------    -----------
    Total stockholders' equity                                              517,261        579,764
                                                                        -----------    -----------
    Total Liabilities and Stockholders' Equity                          $ 1,805,926    $ 2,221,785
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

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                                                                                          Accumulated
                                             Class A           Class B                                       Other        Total
                                          Common Stock      Common Stock    Paid-In  Retained  Treasury  Comprehensive Stockholders'
                                        Shares    Amount   Shares   Amount  Capital  Earnings    Stock      Income        Equity
                                      --------  --------  -------  ------- --------  --------  ---------  -----------  -------------
Balance at December 31, 2001            34,851  $    348   12,029  $   121 $343,256 $ 232,893  $(59,357)   $    --       $517,261
Comprehensive Income:
  Net Income                                                                           22,079                              22,079
Fair value of interest rate swap
  agreement, net of tax of $487                                                                                762            762
                                                                                                                         --------
                                                                                                                           22,841
Total comprehensive income, net of tax                                                                                        --
Shares awarded under stock
  compensation plans                       398         4                      3,706                                         3,710
Issuance of Class A Common Stock for
  acquisitions                           1,471        15                     37,985                                        38,000
Purchase of Treasury Stock                                                                       (2,048)                   (2,048)
                                      --------  -------- -------- -------- --------  --------  --------   --------       --------
Balance at March 31, 2002               36,720  $    367   12,029 $    121 $384,947 $ 254,972  $(61,405)  $    762       $579,764
                                      ========  ======== ======== ======== ========  ========  ========   ========       ========







            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                               March 31,
                                                                           2001        2002
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  13,483    $  22,079
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                      6,176        2,090
         Deferred income taxes                                                --            76
         Equity interest in (earnings) losses of investees                    165         (124)
         (Gain)/Loss on disposal of assets                                    (27)         323
         Changes in assets and liabilities that relate to operations:
           Receivables                                                     10,263       (9,775)
           Inventories                                                     69,465      (33,343)
           Other assets                                                     2,181       (4,614)
           Notes payable - floor plan                                     (88,057)      24,864
           Trade accounts payable and other liabilities                     4,058       22,483
                                                                        ---------    ---------
               Total adjustments                                            4,224        1,980
                                                                        ---------    ---------
           Net cash provided by operating activities                       17,707       24,059
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                         (25,733)    (131,233)
     Purchases of property and equipment                                  (11,323)     (13,905)
     Proceeds from sales of property and equipment                            865       10,036
     Proceeds from sale of dealerships                                      7,042        2,945
                                                                        ---------    ---------
          Net cash used in investing activities                           (29,149)    (132,157)
                                                                        ---------    ---------
CASH  FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving credit facilities                         19,182      104,505
     Proceeds from long-term debt                                            --            289
     Payments on long-term debt                                              (575)        (702)
     Redemptions of Preferred Stock                                          (251)        --
     Purchases of Class A Common Stock                                    (12,569)      (2,048)
     Issuance of shares under stock compensation plans                        232        3,710
     Repayments from affiliated companies                                     (203)        --
                                                                        ---------    ---------
          Net cash provided by financing activities                         5,816      105,754
                                                                        ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (5,626)      (2,344)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            109,325      127,943
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 103,699    $ 125,599
                                                                        =========    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Class A Common Stock issued for acquisitions                       $    --      $  38,000
     Change in fair value of cash flow hedging instrument
     (net of tax of $487)                                               $    --      $     762
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                             $  26,602    $  17,215
     Cash paid for income taxes                                         $     245    $   7,719







            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The accompanying unaudited financial information for the three months ended March 31, 2002 and 2001 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. ("Sonic") for the year ended December 31, 2001.

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

     Derivative Instruments and Hedging Activities - Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks being hedged are those relating to the variability of future earnings and cash flows caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The only derivatives currently being used are interest rate swaps used for the purpose of hedging cash flows of variable rate debt. These derivatives are used only for that purpose, not for speculation. The derivatives, which have been designated and qualify as cash flow hedging instruments, are reported at fair value. The gain or loss on the effective portion of the hedge is initially reported as a component of other comprehensive income. (See Note 5).

     Recent Accounting Pronouncements -- Sonic has adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 141: Business Combinations. SFAS No. 141 prohibits the pooling-of-interests method of accounting and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.

     Sonic also adopted the provisions of SFAS No. 142: Goodwill and Other Intangible Assets. Among other things, SFAS No. 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis (with an initial review within six months of adopting the new standard), but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS No. 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. These intangible assets are required to be reviewed for impairment in accordance with SFAS No. 144: Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life may not be amortized and must be reviewed for impairment in accordance with the terms of SFAS No. 142.

     The adoption of SFAS No. 142 on January 1, 2002 resulted in the elimination of approximately $22.1 million of annual goodwill amortization. Sonic is still in the process of performing its initial impairment test of goodwill, and has not yet determined the impact of any potential impairment on our consolidated financial statements.

     Sonic adopted the provisions of SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets as of January 1, 2002. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 requires certain long-lived assets to be reported at the lower of carrying amount or fair value,

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

less cost to sell, and provides guidance on asset valuation and measuring impairment. The adoption of this standard resulted in a net loss of $0.1 million and $0.5 million being classified as discontinued operations on the unaudited consolidated statements of income for the three month period ended March 31, 2001 and 2002, respectively.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates particularly related to allowance for credit losses, realization of inventory, intangible asset and deferred tax asset values, reserves for future chargebacks, insurance reserves and certain accrued expenses.

     Segment Information -- Sonic sells similar products and services (new and used vehicles, parts, service and collision repair services), use similar processes in selling our products and services, and sell our products and services to similar classes of customers. As a result of this and the way we manage our business, we have aggregated our results into a single segment for purposes of reporting financial condition and results of operations.

     Reclassifications -- In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to Sonic's prior year financial statements to conform to the current presentation. These reclassifications relate primarily to manufacturer incentives and certain other amounts that have been reclassed from sales revenues to cost of sales. Additionally, all finance and insurance sales commissions have been reclassed from cost of sales to selling, general and administrative expenses to conform to the industry classification of such amounts.

2.   BUSINESS ACQUISITIONS AND DISPOSITIONS

Completed Acquisitions

     Sonic generally seeks to acquire larger, well managed multiple franchise dealerships or multiple dealership groups located in metropolitan or high growth suburban markets. Sonic also looks to acquire smaller, single franchise dealerships that will allow Sonic to capitalize on professional management practices and provide greater breadth of products and services in our markets. Occasionally, Sonic acquires dealerships that have under performed the industry average, but represent attractive franchises or have attractive locations that would immediately benefit from its professional management.

     On March 18, 2002, Sonic acquired five dealerships owned by Don Kott (the "Kott Acquisition") for approximately $19.6 million in cash. The dealerships are located in the metropolitan area of Los Angeles, California and sell the following brands of new vehicles: Ford, Lincoln, Mercury, Chrysler, Jeep, Mazda and Isuzu/Hino.

     On March 25, 2002, Sonic acquired 15 dealerships owned directly or indirectly by Donald E. Massey (the "Massey Acquisition") for approximately $114.5 million in cash and 1,470,588 shares of Class A common stock valued at approximately $38.0 million, based on the average closing price as quoted by the New York Stock Exchange for the three days before and after the date the acquisition was announced. The acquired dealerships are located in California, Colorado, Florida, North Carolina, Michigan, Tennessee and Texas, and sell the following brands of new vehicles: Buick, Cadillac, Chevrolet, GMC, Oldsmobile, Pontiac, Rolls Royce/Bentley and Saab.

     In addition to the Kott and Massey Acquisitions, Sonic also acquired the following dealerships during the three months ended March 31, 2002 for a combined purchase price of approximately $4.6 million in cash:

     o On January 21, 2002, Sonic acquired Park Place Audi located in Dallas, Texas;
     o On March 18, 2002, Sonic acquired Philpott Hyundai located in the metropolitan area of Houston, Texas.

     The total purchase price for all of the above acquisitions was based on Sonic's internally determined valuation of the dealerships and their assets. The cash portion of the purchase price was financed by cash generated from Sonic's existing operations and by borrowings under Sonic's senior revolving credit facility.

     The results of operations of each of the acquisitions listed above have been included in the accompanying unaudited consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the above acquisitions, as well as the acquisitions completed during 2001, as discussed in our Annual Report on Form 10-K, had occurred at the beginning of the year in which the acquisitions were

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including interest expense on acquisition debt and income taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions actually been completed at the beginning of the periods presented. These results are also not necessarily indicative of the results of future operations.


                                          Three Months Ended March 31,
                                          ----------------------------
                                             2001             2002
                                          ----------       -----------
          Total revenues                  $2,445,312       $1,843,816
          Gross profit                    $  333,870       $  283,584
          Net income                      $   19,056       $   23,522
          Diluted net income per share    $     0.46       $     0.55

Sale of Dealership Subsidiaries

     During the first quarter of 2002, Sonic disposed of four franchises, resulting in the closing of three dealerships, and approved, but had not completed the sale of, two additional franchises, which will result in the closing of one dealership. These were generally smaller dealerships with unprofitable operations. These dealerships disposed of and held for sale generated combined revenues of $4.3 million in the first quarter of 2002 and $12.4 million in the first quarter of 2001, and incurred pre-tax losses of $0.7 million in the first quarter of 2002 and $0.1 million in the first quarter of 2001. In accordance with the provisions of SFAS No. 144, the results of operations of these dealerships, including gains or losses on disposition, which were not material, have been included in the loss on operations of discontinued dealerships in the accompanying unaudited consolidated statements of income. Assets and liabilities of the two franchises being held for sale at March 31, 2002 totaled approximately $2.2 million and $1.6 million, respectively, as of March 31, 2002 and have been classified as assets or liabilities held for sale included in other current assets and other accrued liabilities, respectively, in the accompanying unaudited consolidated balance sheet. Assets held for sale are comprised of inventory and fixed assets, and liabilities held for sale are comprised of floor plan notes payable. We believe the disposal of these assets held for sale may take three months or longer to complete.

     In addition to the dispositions discussed above, during the year ended December 31, 2001, Sonic sold or otherwise disposed of assets from 15 other dealership franchises, resulting in the closing of nine dealerships. These dealerships generated combined revenues of $34.3 million and incurred pretax losses of $1.8 million in the three months ended March 31, 2001. The results of operations of these dealerships have been included in income from continuing operations in the accompanying unaudited consolidated statements of income.

     Subsequent to March 31, 2002, Sonic's board of directors approved the disposition of nine additional dealership franchises and a collision repair center. The assets and liabilities to be disposed of consist of inventory, fixed assets and floor plan notes payable. These assets and liabilities totaled $35.4 million and $29.6 million, respectively, at March 31, 2002. We believe the disposal of these assets may take three months or longer to complete.

3.   INVENTORIES

     Inventories consist of the following:

                                        December 31,     March 31,
                                            2001           2002
                                        ------------     ---------
          New vehicles                    $478,077       $651,668
          Used vehicles                    111,656        157,671
          Parts and accessories             48,705         55,815
          Other                             25,820         31,636
                                          --------       --------
          Total                           $664,258       $896,790
                                          ========       ========

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                        December 31,     March 31,
                                            2001           2002
                                        ------------     ---------
          Land                            $ 10,863       $  2,887
          Building and improvements         34,387         36,289
          Office equipment and fixtures     29,492         32,772
          Parts and service equipment       21,917         23,747
          Company vehicles                   7,078          8,166
          Construction in progress          16,003         22,753
                                          --------       --------
          Total, at cost                   119,740        126,614
          Less accumulated depreciation    (20,768)       (23,842)
                                          --------       --------
          Property and equipment, net     $ 98,972       $102,772
                                          ========       ========

     In addition to the amounts classified above as construction in progress, Sonic incurred approximately $12.0 million in construction costs in the first three months of 2002 and $18.0 million in 2001 on facilities that are expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in other current assets on the accompanying consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic has no continuing obligations under these arrangements other than lease payments.

5.   DERIVATIVE FINANCIAL INSTRUMENTS

     In order to reduce its exposure to market risks from fluctuations in interest rates, Sonic entered into an interest rate swap agreement on January 15, 2002 to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The swap has a notional principal amount of $100 million and matures on October 31, 2004. Under the terms of the swap agreement, Sonic receives interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and makes interest payments at a fixed rate of 3.88%. Incremental interest expense incurred (the difference between interest earned and interest incurred) as a result of this interest rate swap was $0.4 million for the three months ended March 31, 2002 and has been included in interest expense, other in the accompanying unaudited consolidated statements of income.

     The interest rate swap has been designated and qualifies as a cash flow hedge and, as a result, changes in the fair value of the interest rate swap have been recorded in other comprehensive income, net of related income taxes, in our statement of stockholders' equity. The fair value of the interest rate swap as of March 31, 2002, recorded in other assets on the accompanying unaudited balance sheet, and the amount of the related hedging gain deferred and recorded in other comprehensive income for the three months ended March 31, 2002 was approximately $1.2 million ($0.8 million net of tax). Because the critical terms of the interest rate swap and the underlying debt obligation were the same, no ineffectiveness was recorded.

6.   IMPACT OF CHANGE IN ACCOUNTING FOR INTANGIBLE ASSETS

     The following table shows the pro forma effect on net income and net income per share for the three months ended March 31, 2001, compared to net income and net income per share for the three months ended March 31, 2002, as if the provisions of SFAS No. 142 eliminating goodwill amortization had been applied as of January 1, 2001:

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                  Three Months Ended
                                                       March 31,
                                                   2001         2002
                                                 -------      -------
          Net Income                             $13,483      $22,079
          Goodwill amortization, net of tax        3,273          --
                                                 -------      -------
          Pro forma net income                   $16,756      $22,079
                                                 =======      =======

          Pro forma net income per share
            Basic                                $  0.41      $  0.54
            Diluted                              $  0.40      $  0.52

     Goodwill amortization from dealerships included in discontinued operations during the first three months ended March 31, 2001 was not material.

7.   LONG-TERM DEBT

Senior Subordinated Notes

     At March 31, 2002, Sonic had $200.0 million in aggregate principal outstanding of its 11% Senior Subordinated Notes. The Senior Subordinated Notes are unsecured, mature on August 1, 2008, and are redeemable at Sonic's option after August 1, 2003. Interest payments are due semi-annually on February 1 and August 1.

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

     The indentures governing the senior subordinated notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge its assets to any third party except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of March 31, 2002. Sonic's obligations under the notes are guaranteed by its operating subsidiaries.

5 1/4% Convertible Senior Subordinated Notes

     Subsequent to March 31, 2002, we issued $149.5 million of 5 1/4% Convertible Senior Subordinated Notes at a discount of 3% with net proceeds, before expenses, of approximately $145.0 million. The notes are unsecured obligations that rank equal in right of payment to all existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at Sonic's option after May 7, 2005. Sonic's obligations under these notes are not guaranteed by any of its subsidiaries. The net proceeds were used to repay a portion of the amounts outstanding under our senior revolving credit facility.

     In fiscal quarters after June 30, 2002, the notes are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of our Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading-day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the notes will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share will equal $46.87, subject to adjustment for certain distributions on, or other changes in our Class A Common Stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert notes into shares of our Class A common stock at any time after a 10 consecutive trading-day period in which the average of the trading day prices for the notes for that 10 trading-day period was less than 103% of the average conversion value for the notes during that period. The conversion value is equal to the product of the closing sale price for our Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principle amount of notes is then convertible.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Revolving Facility

     Sonic has a revolving credit facility (the "Revolving Facility") with Ford Motor Credit Company ("Ford Motor Credit"), Chrysler Financial Company LLC (Chrysler Financial") and Toyota Motor Credit Corporation ("Toyota Credit") with a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $513.2 million at March 31, 2002). The amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 1.88% at March 31, 2002) and will mature on October 31, 2004 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit, Chrysler Financial and Toyota Credit). The Revolving Facility includes an annual commitment fee equal to 0.25% of the unused portion of the facility. The total outstanding balance was approximately $405.5 million as of March 31, 2002. Balances under the Revolving Facility are guaranteed by Sonic's operating subsidiaries.

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

               Covenant                       Required          Actual
               --------                       --------          ------
         Current ratio                  Greater than 1.23        1.25
         Fixed charge coverage          Greater than 1.41        1.66
         Interest coverage              Greater than 2.00        3.62
         Adjusted debt to EBITDA           Less than 2.25        1.87

     In addition, the loss of voting control over Sonic by O. Bruton Smith, Chairman and Chief Executive Office, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or our failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in our dealership subsidiaries will constitute an event of default under the Revolving Facility. We are in compliance with all restrictive covenants as of March 31, 2002.

The Mortgage Facility

     We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on September 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. Borrowings, net of repayments, under the Construction Loan in the first three months of 2002 were approximately $1.0 million and were primarily used in construction of dealership facilities. The total outstanding balance under the Construction Loan as of March 31, 2002 was approximately $7.5 million.

     Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. The total outstanding balance as of March 31, 2002 was approximately $4.0 million.

     The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by O. Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. We are in compliance with all restrictive covenants as of March 31, 2002.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Subsidiary Guarantees

     Balances outstanding under Sonic's Revolving Facility and its 11% Senior Subordinated Notes due 2008 are guaranteed by all of Sonic's operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations and subsidiaries that are not guarantors are minor. Sonic's obligations under its 5 1/4% Convertible Senior Subordinated Notes Due 2009 are not guaranteed by any of Sonic's subsidiaries.

8.   RELATED PARTIES

Registration Rights Agreement

     Prior to its initial public offering, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 with Sonic Financial Corporation ("SFC"), O. Bruton Smith, Scott Smith and William S. Egan (collectively, the "Class B Registration Rights Holders"). SFC currently owns 8,881,250 shares of Class B common stock; O. Bruton Smith, 2,171,250 shares; Scott Smith, 956,250 shares; and Egan Group, LLC, an assignee of Mr. Egan (the "Egan Group"), 20,625 shares, all of which are covered by the Registration Rights Agreement. The Egan Group also owns 32,000 shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic's charter, offers and sales of shares of Class B common stock are registered with the Securities and Exchange Commission, then such shares will automatically convert into a like number of shares of Class A common stock.

     The Class B Registration Rights Holders have certain limited piggyback registration rights under the Registration Rights Agreement. These rights permit them to have their shares of Sonic's common stock included in any Sonic registration statement registering Class A common stock, except for registrations on Form S-4, relating to exchange offers and certain other transactions, and Form S-8, relating to employee stock compensation plans. The Registration Rights Agreement expires in November 2007. SFC is controlled by O. Bruton Smith.

Payable to Company's Chairman

     Sonic has a note payable to O. Bruton Smith in the amount of $5.5 million (the "Subordinated Smith Loan"). The Subordinated Smith Loan bears interest at Bank of America's announced prime rate plus 0.5% (prime rate was 4.75% at March 31, 2002) and has a stated maturity date of November 30, 2000. Under the terms of certain subordination agreements currently in effect, however, all amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid only after all amounts owed by Sonic under its 11% Senior Subordinated Notes due 2008 and its 5 1/4% Convertible Senior Subordinated Notes due 2009 are fully paid in cash. Accordingly, the Subordinated Smith Loan has been classified as non-current on the accompanying consolidated balance sheets.

9.   CAPITAL STRUCTURE AND PER SHARE DATA

     Preferred Stock -- Sonic has 3 million shares of "blank check" preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the "Preferred Stock") which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at March 31, 2002.

     Common Stock - Sonic has two classes of common stock. Sonic has authorized 100 million shares of Class A common stock at a par value of 0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic had 34,850,738 and 36,719,905 shares of Class A common stock issued at December 31, 2001 and March 31, 2002, respectively. Of these issued shares, there were 28,520,474 and 30,304,641 shares outstanding at December 31, 2001 and March 31, 2002, respectively. Sonic has also authorized 30 million shares of Class B common stock at a par value of $.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic's charter. At December 31, 2001 and March 31, 2002 there were 12,029,375 shares of Class B common stock issued and outstanding.

     Treasury Stock - Sonic's Board of Directors has authorized Sonic to expend up to $100 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of March 31, 2002, Sonic has repurchased 6,415,264 shares of Class A common stock for $61.4 million and has also redeemed 13,801.5 shares of Class A convertible preferred stock at a

                    SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

total cost of approximately $13.8 million. We have limited our stock repurchase activity recently and anticipate that we will continue to limit such activity to utilizing option exercise proceeds to repurchase shares on an opportunistic basis.

     Per Share Data -- The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on net income per share:

                                                     For the Three Months Ended March 31, 2002
                                    -------------------------------------------------------------------------------
                                                    Net Income               Net Loss
                                                 From Continuing        From Discontinued
                                                    Operations              Operations              Net Income
                                               --------------------     ------------------     --------------------
                                                          Per Share              Per Share                Per Share
                                    Shares     Amount       Amount      Amount     Amount      Amount       Amount
                                    ------     -------    ---------     ------   ---------     -------    ---------
Basic Net Income Per Share          40,627     $22,529     $  0.55      $(450)    $ (0.01)     $22,079     $  0.54

Effect of Dilutive Securities:
   Stock Compensation Plans          1,934
   Warrants                              2
                                    ------

Diluted Net Income Per Share        42,563     $22,529     $  0.53      $(450)    $ (0.01)     $22,079     $  0.52
                                    ======     =======     =======      =====     =======      =======     =======

                                                     For the Three Months Ended March 31, 2001
                                    -------------------------------------------------------------------------------
                                                    Net Income               Net Loss
                                                 From Continuing        From Discontinued
                                                    Operations              Operations              Net Income
                                               --------------------     ------------------     --------------------
                                                          Per Share              Per Share                Per Share
                                    Shares     Amount       Amount      Amount     Amount      Amount       Amount
                                    ------     -------    ---------     ------   ---------     -------    ---------
Basic Net Income Per Share          41,271     $13,544     $  0.33      $ (61)    $ (0.00)     $13,483     $  0.33

Effect of Dilutive Securities:
   Stock Compensation Plans            161
   Warrants                             18
   Convertible Preferred Stock          23
                                    ------

Diluted Net Income Per Share        41,473     $13,544     $  0.33      $ (61)    $ (0.00)     $13,483     $  0.33
                                    ======     =======     =======      =====     =======      =======     =======

                     SONIC AUTOMOTIVE INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report.

Overview

     We are one of largest automotive retailers in the United States, as measured by total revenue, operating 185 dealership franchises at 135 locations and 44 collision repair centers throughout the United States as of May 3, 2002. We own and operate franchises for 34 different brands of cars and light trucks, providing comprehensive services including sales of both new and used cars and light trucks, replacement parts and vehicle maintenance, warranty, paint and repair services. We also arrange extended warranty contracts and financing and insurance for our automotive customers.

     The following table depicts the breakdown of our new vehicle revenues by brand for the first quarter of 2002 compared to the first quarter of 2001:

                                              Percentage of New
                                          Vehicle Revenues for the
                                            Three Months Ended
                                                 March 31,
                                            2001           2002
                                           ------         ------
          Brand(1)
          Ford .........................    14.4%          15.7%
          General Motors(2) ............    11.0%          14.7%
          Honda ........................    14.4%          14.3%
          Toyota .......................    11.0%          12.0%
          BMW ..........................    11.5%          11.3%
          Chrysler(3) ..................    10.0%           7.3%
          Lexus ........................     6.1%           5.4%
          Nissan .......................     6.2%           4.9%
          Other(4) .....................    15.4%          14.4%
                                           -----          -----
          Total ........................   100.0%         100.0%
                                           =====          =====

          (1) Amounts reflect certain reclassifications in order to make Sonic's presentation more consistent with peer group and revised accounting standards regarding manufacturer incentives.
          (2)  Includes Buick, Cadillac, Chevrolet, GMC, Oldsmobile, and
               Pontiac
          (3)  Includes Chrysler, Dodge, Jeep, and Plymouth
          (4) Includes Acura, Audi, Hyundai, Infiniti, Isuzu, KIA, Land Rover, Lincoln, Mercedes, Mercury, Mitsubishi, Porsche, Subaru, Volkswagen, and Volvo

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

         Sales of new and used vehicles are cyclical and historically have experienced periodic downturns, characterized by oversupply and weak demand. Many factors affect vehicle sales including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates, manufacturer incentives and available credit. In the first quarter of 2002, industry-wide selling rates of new vehicles were modestly below 2001 levels. However, our dealerships in Northern California and Dallas continue to experience significant declines in revenue run rates due to the depressed economic conditions in those markets

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

compared to the rest of the country. While the automotive retailing business is cyclical, we sell several products and services that are not closely tied to the sale of new and used vehicles. These products and services include our parts, service and collision repair businesses, none of which are dependent upon near-term new vehicle sales volume.

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

     Salary expense, benefits costs, facility rent and advertising expenses comprise the majority of our selling, general and administrative expenses. Approximately 62.1% of our selling, general and administrative expenses for the quarter ended March 31, 2002 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable expenses, such as advertising (7.4% of selling, general and administrative expenses) and non-salaried sales compensation (50.3%) expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and all other non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. Many of our compensation plans our based on net profit at the dealership or regional level, after floor plan interest, and therefore may not properly reflect compensation as a percentage of reported gross profits during periods of significant flooring interest fluctuations.

     Interest expense fluctuates based primarily on the level of the inventory of new vehicles held at our dealerships, substantially all of which is financed through floor plan financing, as well as the amount of indebtedness incurred for acquisitions. Our floor plan expenses are substantially offset by amounts received from manufacturers, in the form of floor plan assistance. These payments are credited against our cost of sales. During the three months ended March 31, 2002, the amounts we received from floor plan assistance exceeded our floor plan interest expense by approximately $2.4 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives.

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

     We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our unaudited consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to March 31, 2002. As a result of the effects of our acquisitions and of other potential factors in the future, the historical consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

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

     Accounts receivable - Our accounts receivable consist primarily of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We believe that there is minimal risk of uncollectability on warranty receivables. We evaluate parts and other receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts we have recorded for accounts receivable is not significant. As of March 31, 2002, we also had outstanding notes receivable from finance contracts of $15.5 million (net of an allowance for credit losses of $2.1 million). These notes have average terms of approximately 30

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

months and are secured by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts.

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

     Goodwill -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. As of March 31, 2002, the carrying amount of goodwill was $885.3 million and represented 39.8% of total assets and 152.7% of total stockholders' equity. As of December 31, 2001, the carrying amount of goodwill was $738.1 million and represented 40.9% of total assets and 142.7% of total stockholders' equity.

     Pursuant to the provisions of SFAS No. 142, goodwill acquired in business combinations is no longer amortized, but the carrying amount will be reviewed and reduced against operations if it is found to be impaired. The provisions of FAS 142 became effective January 1, 2002 and resulted in the elimination of approximately $22.1 million of annual goodwill amortization. We are still in the process of performing our initial impairment test of goodwill, and have not yet determined the impact of any potential impairment on our consolidated financial statements.

     The results of operations for the three months ended March 31, 2001 include goodwill amortization expense of $3.3 million, net of tax. Diluted net income per share for the first quarter of 2001 would have been $0.40 after the elimination of the tax-effected goodwill amortization.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141: Business Combinations. SFAS No. 141 prohibits the pooling-of-interests method of accounting and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.

     We also adopted SFAS No. 142: Goodwill and Other Intangible Assets. Among other things, SFAS No. 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis (with an initial review within six months of adopting the new standard), but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS No. 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. Intangible assets determined to have a finite life are required to be reviewed for impairment in accordance with SFAS No. 144: Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life are not amortized and must be reviewed for impairment in accordance with the terms of SFAS No. 142. The adoption of SFAS No. 142 on January 1, 2002 resulted in the elimination of approximately

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

$22.1 million of annual goodwill amortization. We are still in the process of performing our initial impairment test of goodwill, and have not yet determined the impact of any potential impairment on our consolidated financial statements.

     We adopted the provisions of SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets as of January 1, 2002. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 requires certain long-lived assets to be reported at the lower of carrying amount or fair value, less cost to sell, and provides guidance in asset valuation and measuring impairment. The adoption of this resulted in a net loss of $0.1 million and $0.5 million being classified as discontinued operations on the unaudited consolidated statements of income for the three months ended March 31, 2001 and 2002, respectively.

Results of Operations

     During the first quarter of 2002, we sold or otherwise disposed of assets from four of our dealership franchises, resulting in the closing of three dealerships, and had approved, but not completed the sale of two additional franchises, which will result in the closing of one dealership. These dealerships disposed of and held for sale generated combined revenues of $4.3 million in the first quarter of 2002 and $12.4 million in the first quarter of 2001, and incurred pretax losses of $0.7 million in the first quarter of 2002 and $0.1 million in the first quarter of 2001. In accordance with the provisions of SFAS No. 144, the results of operations of these dealerships, including gains or losses on disposition, which were not material, have been included in the loss on operations of discontinued dealerships in the accompanying unaudited consolidated statements of income. Assets and liabilities of the two franchises being held for sale at March 31, 2002 totaled approximately $2.2 million and $1.6 million, respectively, as of March 31, 2002 and have been classified as assets or liabilities held for sale included in other current assets and other accrued liabilities, respectively, in the accompanying unaudited consolidated balance sheet. Assets held for sale are comprised of inventory and fixed assets, and liabilities held for sale are comprised of floor plan notes payable. We believe the disposal of these assets held for sale may take three months or longer to complete.

     In addition to the dispositions discussed above, during the year ended December 31, 2001, we sold or otherwise disposed of assets from 15 other dealership franchises, resulting in the closing of nine dealerships. These dealerships generated combined revenues of $34.3 million and incurred pretax losses of $1.8 million in the three months ended March 31, 2001. The results of operations of these dealerships have been included in income from continuing operations in the accompanying unaudited consolidated statements of income.

     In order to make the comparison of our results of ongoing operations for the three months ended March 31, 2002 to the three months ended March 31, 2001 more meaningful, we have disregarded the effect on operations of all dealerships disposed of or designated for sale during the year ended December 31, 2001 and the three months ended March 31, 2002. The table below provides information regarding the operations of these dealerships which we disposed of during 2001 and those dealerships still being operated as of March 31, 2002.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

                                                For the Three Months Ended March 31, 2001  For the Three Months Ended March 31, 2001
                                                -----------------------------------------  -----------------------------------------
                                                   As          Disposed in      Ongoing       As          Disposed in      Ongoing
                                                Reported(1)       2001(2)     Dealerships  Reported(1)      2001(2)      Dealerships
                                                -----------    -----------    -----------  -----------    -----------    -----------
                                                                               (dollars in thousands)
Revenues:
  New vehicles                                  $  863,774       $16,392      $  847,382   $  952,971       $     --     $  952,971
  Used vehicles                                    291,833         7,290         284,543      283,872             --        283,872
  Wholesale vehicles                               115,427         4,368         111,059      109,867             --        109,867
                                                ----------       -------      ----------   ----------       --------     ----------
    Total vehicles                               1,271,034        28,050       1,242,984    1,346,710             --      1,346,710
  Parts, service and collision repair              187,607         5,510         182,097      211,286             --        211,286
  Finance & insurance and other                     40,832           776          40,056       47,557             --         47,557
                                                ----------       -------      ----------   ----------       --------     ----------
    Total revenues                               1,499,473        34,336       1,465,137    1,605,553             --      1,605,553
Cost of sales                                    1,273,003        29,570       1,243,433    1,353,191             --      1,353,191
                                                ----------       -------      ----------   ----------       --------     ----------
Gross profit                                       226,470         4,766         221,704      252,362             --        252,362
Selling, general and administrative expenses       176,077         6,058         170,019      200,103             --        200,103
Depreciation                                         1,699            92           1,607        2,090             --          2,090
Goodwill amortization                                4,438            71           4,367           --             --             --
                                                ----------       -------      ----------   ----------       --------     ----------
Operating income                                    44,256        (1,455)         45,711       50,169             --         50,169
Other income and expense:
  Interest expense, floor plan                      12,012           392          11,710        5,549             --          5,549
  Interest expense, other                           10,005             3          10,002        8,390             --          8,390
  Other income                                          59             8              51          109             --            109
                                                ----------       -------      ----------   ----------       --------     ----------
    Total other expense                             22,048           387          21,661       13,830             --         13,830
                                                ----------       -------      ----------   ----------       --------     ----------
Income from continuing operations before taxes  $   22,208        (1,842)     $   24,050   $   36,339       $     --     $   36,339
                                                ==========       =======      ==========   ===========      ========     ==========
(1) As reported on the accompanying unaudited consolidated statement of income
(2) Results of operations of those dealerships disposed during the year ended December 31, 2001

Revenues

     In the first quarter of 2002, total revenues increased $106.1 million, or 7.1%, over the same period last year. Dealerships disposed of during the year ended December 31, 2001, which have been included in income from continuing operations on the accompanying unaudited consolidated statements of income, generated $34.3 million in total revenue during the first quarter of 2001. Total revenues from ongoing dealerships increased $140.4 million, or 9.6% over the same period last year, reflecting increases in new vehicle revenues; parts, service, and collision repair revenues; and finance and insurance revenues, offset slightly by decreases in used and wholesale vehicle revenues. The overall increase from ongoing dealerships was due to acquisitions, which contributed $184.7 million of revenues during the first quarter 2002. This increase was offset by lower revenues from dealerships owned longer than one year ("same store") of approximately $44.3 million, or 3.1%, during the first quarter of 2002. The majority of this decline was due to our Northern California region and Dallas market, which accounted for $44.3 and $13.4 million, respectively, of the same store revenue decrease. These two markets have experienced depressed economic conditions compared to the rest of the country. These declines were partially offset by an increase in revenues in our Southern California market of $18.0 million.

     New Vehicles: Revenues from the sale of new vehicles increased $89.2 million, or 10.3%, over the same period last year. Dealerships disposed of during the year ended December 31, 2001, which have been included in income from continuing operations on the accompanying unaudited consolidated statements of income, generated $16.4 million in new vehicle revenues during the first quarter of 2001. Revenues from ongoing dealerships increased approximately $105.6 million, or 12.5%, in the first quarter of 2002 compared to the same period last year, reflecting an increase in units sold of approximately 8.9%, or 2,881 units, and a slight increase in the average new vehicle selling price of approximately $853, or 3.3%. The impact of dealerships acquired during 2001 and in the first quarter of 2002 resulted in an additional 4,316 units sold during the first quarter 2002, but was partially offset by a decline in same store unit sales of 1,435 units, or 4.6%. Same store unit sales were negatively affected by weaker economic conditions in our Northern California region where same store unit sales declined by 1,348 units or 18.2%, representing 93.9% of the total decline in same store sales. We also saw relatively significant declines in same store unit sales in our Dallas and Charlotte markets of 13.6% and 9.3%, respectively, which were offset by significant increases in unit sales in our Houston market and Southern California region of 12.9% and 10.7%, respectively.

     Used Vehicles: Revenues from retail sales of used vehicles decreased $8.0 million, or 2.7%, from the same period last year. Dealerships disposed of during the year ended December 31, 2001, which have been included in income from continuing operations on the accompanying unaudited consolidated statements of income, generated $7.3 million in retail used vehicle revenues during the first quarter of 2001. Revenues from ongoing dealerships remained relatively flat during the first quarter of 2002 compared to the same period last year with unit sales decreasing only approximately 0.4% and average used unit prices increasing only 0.2%. Dealerships acquired contributed 2,005 units during the first quarter of 2002, which was offset by same store declines of 2,085 units. The most significant factor negatively impacting same store unit sales has been the withdrawal of certain key lenders, particularly in the sub prime category, as well as tightened credit standards from remaining lenders which have affected consumers' ability to finance used vehicle purchases and have thus reduced retail activity.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

     Wholesale Vehicles: Revenues from wholesale vehicles decreased $5.6 million, or 4.8%, from the same period last year. Dealerships disposed of during the year ended December 31, 2001, which have been included in income from continuing operations on the accompanying unaudited consolidated statements of income, generated $4.4 million in wholesale used vehicle revenues during the first quarter of 2001. Revenues from ongoing dealerships decreased 1.1% during the first quarter 2002 compared to the same period last year. The majority of the decline was due to a reduction in same store revenue of $8.0 million, partially offset by an increase from acquisitions of $6.8 million. The majority of the decline in same store sales resulted from a lower selling price of $333 per unit and a decrease in units of 491 during the first quarter 2002. The decrease in average price per unit was caused by the declines in values of used units at the wholesale level.

     Fixed Operations: Revenues from parts, service and collision repair increased $23.7 million, or 12.6%, over the same period last year. Dealerships disposed of during the year ended December 31, 2001, which have been included in income from continuing operations on the accompanying unaudited consolidated statements of income, generated $5.5 million in parts, service and collision repair revenues during the first quarter of 2001. Revenues from ongoing dealerships increased approximately 16.0% in the first quarter of 2002 compared to the same period last year, of which approximately 80.8% resulted from acquisitions with the remaining 19.2% coming from same store sales. Same store revenues increased $5.6 million, or 3.2%, resulting in part from investments in real estate and construction projects on collision facilities, which allowed us to increase our overall service and parts capacity; partially offset by declines in wholesale parts revenues at one dealership of 24.3% as well as decreases in revenues due to one less service day in the first quarter 2002 as compared to the first quarter 2001.

     Finance and Insurance: Finance and insurance revenue increased $6.7 million, or 16.5%, over the same period last year. Dealerships disposed of during the year ended December 31, 2001, which have been included in income from continuing operations on the accompanying unaudited consolidated statements of income, generated $0.8 million in finance and insurance revenues during the first quarter of 2001. Revenues from ongoing dealerships increased approximately 18.7% in the first quarter of 2002 as compared to the same period last year resulting primarily from increases in revenues from the retail sale of new vehicles in 2002. The total increase from ongoing dealerships in the first quarter 2002 of $7.5 million was due to acquisitions of $7.6 million, partially offset by decreases from same store sales of $0.1 million. Finance and insurance revenue per unit increased $98 per unit in the first quarter 2002. In addition, despite a decrease in retail vehicle same store sales of approximately 3.8% in the first quarter 2002 compared to the first quarter 2001, finance and insurance revenues from those dealerships declined only 0.2%, reflecting an increase in finance and insurance revenues per unit of 7.4%. The increase in per unit revenue reflects our continued focus on training programs for finance and insurance sales people along with our ability to negotiate higher commissions on the origination of customer vehicle financing, insurance polices and extended warranty contracts.

Gross profit and gross margins

     Gross profit increased $25.9 million, or 11.4%, over the same period last year. Dealerships disposed of during the year ended December 31, 2001, which have been included in income from continuing operations on the accompanying unaudited consolidated statements of income, generated $4.8 million in gross profits during the first quarter of 2001. Gross profit from ongoing dealerships increased $30.7 million, or 13.8%, in the first quarter 2002 compared to the same period last year, primarily as a result of acquisitions of $28.7 million. Ongoing dealership gross profit as a percentage of related revenues ("gross margins") increased to 15.7% from 15.1% due primarily to an increase in the percentage of revenues contributed by parts, service, collision repair services and finance and insurance products, which earn higher margins than vehicles sales. Parts, service and collision repair revenues from ongoing dealerships as a percentage of total ongoing dealership revenues increased to 13.2% in the first quarter of 2002 from 12.4% in the first quarter of 2001. Ongoing dealership finance and insurance revenues as a percentage of total ongoing dealership revenues increased to 3.0% in the first quarter of 2002 from 2.7% in the first quarter of 2001. In addition, the gross profit percentage earned on our parts, service, and collision repair and finance and insurance products from ongoing dealerships increased to 56.6% in the first quarter of 2002 from 55.2% in the first quarter of 2002.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased $24.0 million, or 13.6% over the same period last year. Dealerships disposed of during the year ended December 31, 2001, which have been included in income from continuing operations on the accompanying unaudited consolidated statements of income, incurred $6.1 million in selling, general and administrative expenses during the first quarter of 2001. Selling, general and administrative expenses from ongoing dealerships increased 17.7% in the first quarter of 2002 compared to the same period last year, with approximately 79.9% of the increase coming primarily from acquisitions. Total selling, general, and administrative expenses from ongoing dealerships as a percentage of gross profit increased to 79.3% in the first quarter of 2002 from 76.7% in the first quarter 2001. Of our selling, general and administrative expenses from ongoing dealerships, approximately 62.1% were variable, comprised primarily of non-salaried sales compensation and advertising, and approximately 37.9% were fixed, comprised primarily of fixed compensation and rent expense. Variable selling, general and administrative expenses are generally tied to vehicle sales and can be adjusted in response to changes in sales volume or gross profits. As a percentage of gross profits from ongoing dealerships, related variable expenses increased to 49.3% in the first quarter 2002 from 48.7% in the first quarter 2001. This is primarily due to increases in compensation expense as a percentage of gross profits to 39.9% in the first quarter 2002, from 38.9% in the first quarter 2001. Our compensation plans are based on net profit at the dealership or regional level, after floor plan interest. Therefore, due to the decrease in floor plan interest expense in the first quarter of 2002, if we classify floor plan interest expense as a component of cost of sales, selling, general and administrative expenses from ongoing operations as a percentage of related gross profit

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

would have actually declined 2.0%. Variable expenses from ongoing dealerships also increased due to an increase in advertising expense as a percentage of gross profits of 5.9% in the first quarter 2002 from 5.6% in the first quarter 2001, resulting from our same store sales initiative whereby the corporate home office provides supplemental marketing funds to certain under performing dealerships to create incremental sales motivation. Fixed expenses from ongoing dealerships increased as a percentage of gross profits to 30.0% in the first quarter 2002 from 28.0% in the first quarter 2001, primarily as a result of significant investments in human resources and infrastructure in advance of completing the Massey acquisition, as well as other acquisitions in order to support our acquisition growth and integration plans. These expenses as a percentage of gross profits are expected to stabilize in future quarters as increased gross profits are realized as a result of these investments. In addition, increases in healthcare costs and worker's compensation insurance also negatively impacted the first quarter 2002 as compared to the same period last year.

Depreciation and amortization

     Depreciation expense, excluding goodwill amortization, increased $0.4 million, or 23.0% over the same period last year. Depreciation expense, excluding goodwill amortization, from ongoing dealerships increased approximately 30.0% in the first quarter 2002 compared to the same period last year. During the last 12 months ending March 31, 2002, the balance of gross property and equipment, excluding land and construction in process, increased approximately $24.3 million, or 31.6%, of which approximately $20.2 million resulted from dealership acquisitions and approximately $10.3 million from additional capital expenditures; partially offset by $6.2 of disposals and other adjustments. As a percentage of total revenues, depreciation expense was 0.1% in both the first quarter of 2002 and 2001.

     In accordance with SFAS No. 142, there is no amortization expense on goodwill in 2002. Goodwill amortization expense as a percentage of total revenues was 0.3% in the first quarter 2001.

Floor plan interest expense

     Floor plan interest expense decreased $6.6 million, or 54.2% from the same period last year. Dealerships disposed of during the year ended December 31, 2001, which have been included in income from continuing operations on the accompanying unaudited consolidated statements of income, incurred $0.3 million in floor plan interest expense during the first quarter of 2001. Floor plan interest expense from ongoing dealerships decreased by $6.2 million, or 52.6% in the first quarter 2002 compared to the same period last year. As a percentage of total revenues, floor plan interest expense from ongoing dealerships decreased to 0.3% in the first quarter 2002 from 0.8% in the first quarter 2001. The change reflects a same store decrease of $6.9 million offset by an increase due to acquisitions of $0.8 million. Of the same store decrease, $5.9 million was due to a decrease in the average floor plan interest rate to 3.6% in the first quarter 2002 from 7.6% in the first quarter 2001. The remainder of the same store decrease was due to a decrease in the average floor plan liability to $494.8 million in the first quarter 2002 from $607.8 million in the first quarter 2001. Contributing to a lower floor plan liability was a decrease in our average days supply of new vehicles in inventory to approximately 55.9 days at March 31, 2002 from 63.5 days at March 31, 2001.

Other interest expense

     Other interest expense decreased by $1.6 million, or 16.1% in the first quarter 2002 compared to the same period last year. The decrease was caused by lower interest expense on our Revolving Facility of approximately $4.5 million, offset by a $2.2 million increase in interest incurred on an additional $75.0 million of 11% Senior Subordinated Notes issued November 2001. Of the decrease in interest incurred under our revolving facility, approximately $3.6 million was due to the decrease in the average interest rate incurred to 4.5% in the first quarter 2002 from 8.5% in the first quarter 2001, and approximately $0.9 million was due to a decrease in the average outstanding balance to $282.8 million in the first quarter 2002 from $362.1 million in the first quarter 2001. This decrease resulted from the refinancing of a portion of our Revolving Facility using proceeds from the issuance of our additional $75.0 million in 11% Senior Subordinated Notes due 2008. This decrease, however, was offset by the effective conversion of $100.0 million of our variable rate debt to a fixed rate through an interest rate swap agreement entered into on January 15, 2002 whereby we receive interest payments based on a variable rate of LIBOR and make interest payments at a fixed rate of 3.88%. This resulted in an additional $0.4 million in interest expense in the first quarter of 2002.

Provision for income taxes

     Income tax expense increased $5.1 million, or 59.3% over the same period last year. Our effective income tax rate decreased to 38% in the first quarter 2002 from 39% in the first quarter 2001 as a result of the elimination of goodwill amortization.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

Liquidity and Capital Resources

     We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to meet these requirements.

Floor Plan Facilities:

     We finance our new vehicle inventory through standardized floor plan credit facilities with the following:

                                                                            Outstanding Balance
                                                       2002          ------------------------------------
                  Lender                           Availability      March 31, 2002     December 31, 2001
----------------------------------------------     ------------      --------------     -----------------
Chrysler Financial Company, LLC                    $750 million      $147.8 million       $142.6 million
General Motors Acceptance Corporation ("GMAC")     $290 million      $198.0 million       $ 51.7 million
Ford Motor Credit Company                          $650 million      $428.9 million       $377.2 million
Toyota Motor Credit Corporation                    $100 million      $ 21.4 million       $ 16.4 million

     Amounts outstanding under the Chrysler Financial and Toyota Credit floor plan facilities bear interest at 1.25% above LIBOR (LIBOR was 1.88% at March 31, 2002). Amounts outstanding under the Ford Motor Credit and GMAC floor plan facilities bear interest at the prime rate (prime was 4.75% at March 31, 2002), subject to certain incentives and other adjustments. The weighted average interest rate for our floor plan facilities was 7.6% and 3.6% for the three month periods ended March 31, 2001 and 2002, respectively. Our floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance, which is recorded as a reduction of cost of sales. In the first three months of 2002 we received approximately $8.0 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of 0%. Interest payments under each of our floor plan facilities are due monthly, but we are not required to make principal repayments prior to the sale of the vehicles.

     The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all restrictive covenants as of March 31, 2002.

Credit Facilities:

     The Convertible Senior Subordinate Notes: On May 7, 2002, we issued $149.5 million of 5 1/4% convertible senior subordinated notes at a discount of 3% with net proceeds, before expenses, of approximately $145.0 million. The notes are unsecured obligations that rank equal in right of payment to all existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at Sonic's option after May 7, 2005. Sonic's obligations under these notes are not guaranteed by any of its subsidiaries.

     In fiscal quarters after June 30, 2002, the notes are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of our Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading-day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the notes will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share will equal $46.87, subject to adjustment for certain distribution, or changes in our Class A common stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert his notes into shares of our Class A common stock at any time after a 10 consecutive trading-day period in which the average of the trading day prices for the notes for that 10 trading-day period was less than 103% of the average conversion value for the notes during that period. The conversion value is equal to the product of the closing sale price for our Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principle amount of notes is then convertible.

     The net proceeds were used to repay a portion of the amounts outstanding under our Revolving Credit Facility.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

     The Revolving Facility: Sonic has a revolving credit facility (the "Revolving Facility") with Ford Motor Credit, Chrysler Financial and Toyota Credit with a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $513.2 million at March 31, 2002). The amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 1.88% at March 31, 2002) and will mature on October 31, 2004 (but may be extended for a number of additional one year terms to be negotiated with Ford Motor Credit, Chrysler Financial and Toyota Credit). The Revolving Facility includes an annual commitment fee equal to .25% of the unused portion of the facility. The total outstanding balance was approximately $405.5 million as of March 31, 2002. On a pro-forma basis, after applying the net estimated proceeds from the issuance of our 5 1/4% convertible senior subordinated notes due 2009 on May 7, 2002, the outstanding balance under our Revolving Facility was $279.7 million. Balances under our Revolving Facility are guaranteed by Sonic's operating subsidiaries.

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

               Covenant                       Required          Actual
               --------                       --------          ------
         Current ratio                  Greater than 1.23        1.25
         Fixed charge coverage          Greater than 1.41        1.66
         Interest coverage              Greater than 2.00        3.62
         Adjusted debt to EBITDA           Less than 2.25        1.87

     In addition, the loss of voting control over Sonic by O. Bruton Smith, Chairman and Chief Executive Officer, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or our failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in our dealership subsidiaries will constitute an event of default under the Revolving Facility. We were in compliance with all restrictive covenants as of March 31, 2002.

     The Mortgage Facility: We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on September 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. Borrowings, net of repayments, under the Construction Loan in the first three months of 2002 were approximately $1.0 million and were primarily used in construction of dealership facilities. The total outstanding balance under the Construction Loan as of March 31, 2002 was approximately $7.5 million.

     Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. The total outstanding balance as of March 31, 2002 was approximately $4.0 million.

     The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by O. Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. We are in compliance with all restrictive covenants as of March 31, 2002.

     The Senior Subordinated Notes: We currently have an aggregate principal balance of $200 million in senior subordinated notes outstanding which mature on August 1, 2008 and bear interest at a stated rate of 11.0%. The notes are unsecured and are redeemable at our option after August 1, 2003. Sonic's obligations under these notes are guaranteed by its operating subsidiaries.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

Interest payments are due semi-annually on February 1 and August 1. The notes are subordinated to all of our present and future senior indebtedness, including the Revolving Facility. Redemption prices during the 12-month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100%
thereafter.

     The indentures governing the senior subordinated notes contain certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. We were in compliance with all restrictive covenants as of March 31, 2002.

Dealership acquisitions and dispositions:

     On March 18, 2002, Sonic acquired five dealerships owned by Don Kott (the "Kott Acquisition") for approximately $19.6 million in cash. The dealerships are located in the metropolitan area of Los Angeles, California and sell the following brands of new vehicles: Ford, Lincoln, Mercury, Chrysler, Jeep, Mazda and Isuzu/Hino.

     On March 25, 2002, Sonic acquired 15 dealerships owned directly or indirectly by Donald E. Massey (the "Massey Acquisition") for approximately $114.5 million in cash and 1,470,588 shares of Class A common stock valued at approximately $38.0 million, based on the average closing price as quoted by the New York Stock Exchange for the three days before and after the acquisition was announced. The acquired dealerships are located in California, Colorado, Florida, North Carolina, Michigan, Tennessee and Texas, and sell the following brands of new vehicles: Buick, Cadillac, Chevrolet, GMC, Oldsmobile, Pontiac, Rolls Royce/Bentley and Saab.

     In addition to the Kott and Massey Acquisitions, Sonic acquired the following dealerships during the three months ended March 31, 2002 for a combined purchase price of approximately $4.6 million in cash:

     o On January 21, 2002, Sonic acquired Park Place Audi located in Dallas, Texas;
     o On March 18, 2002, Sonic acquired Philpott Hyundai located in the metropolitan area of Houston, Texas.

     The total purchase price for all of the above acquisitions was based on Sonic's internally determined valuation of the dealerships and their assets. The cash portion of the purchase price was financed by cash generated from Sonic's existing operations and by borrowings under Sonic's revolving credit facility with Ford Motor Credit, Chrysler Financial and Toyota Credit.

     During the first quarter of 2002, we disposed of four franchises, resulting in the closing of three dealerships, and approved, but had not completed the sale of, two additional franchises, which will result in the closing of one dealership. These were generally smaller dealerships with unprofitable operations. These dealerships disposed of and held for sale generated combined revenues of $4.3 million in the first quarter of 2002 and $12.4 million in the first quarter of 2001, and incurred pre-tax losses of $0.7 million in the first quarter of 2002 and $0.1 million in the first quarter of 2001. In accordance with the provisions of SFAS No. 144, the results of operations of these dealerships, including gains or losses on disposition, which were not material, have been included in the loss on operations of discontinued dealerships in the accompanying unaudited consolidated statements of income. Assets and liabilities of the two franchises being held for sale at March 31, 2002 totaled approximately $2.2 million and $1.6 million, respectively, as of March 31, 2002 and have been classified as assets or liabilities held for sale included in other current assets and other accrued liabilities, respectively, in the accompanying unaudited consolidated balance sheet. Assets held for sale are comprised of inventory and fixed assets, and liabilities held for sale are comprised of floor plan notes payable. We believe the disposal of these assets held for sale may take three months or longer to complete.

     In addition to the dispositions discussed above, during the year ended December 31, 2001, we sold or otherwise disposed of assets from 15 other dealership franchises, resulting in the closing of nine dealerships. These dealerships generated combined revenues of $34.3 million and incurred pretax losses of $1.8 million in the three months ended March 31, 2001. The results of operations of these dealerships have been included in income from continuing operations in the accompanying unaudited consolidated statements of income.

     Subsequent to March 31,2002, Sonic's board of directors approved the disposition of nine additional dealership franchises and a collision repair center. The assets and liabilities to be disposed of consist of inventory, fixed assets and floor plan notes payable. These assets and liabilities totaled $35.4 million and $29.6 million, respectively, at March 31, 2002. We believe the disposal of these assets may take 3 months or longer to complete.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

Investments in Unconsolidated Affiliates:

     We currently have 50% joint venture investments in North Point Volvo, LLC, a Volvo automobile dealership in the greater Atlanta area, and Fort Myers Collision Center, LLC, located in Florida, in which we initially invested $900,000 and $100,000, respectively. The partners in these joint ventures are not affiliated with Sonic. These entities are not consolidated into Sonic's financial statements because we do not have operating control of the entities. However, we have guaranteed $6.0 million in indebtedness between North Point Volvo, LLC and Bank of America, including a $5.5 million revolving floor plan financing agreement expiring in 2003, of which $2.6 million was outstanding as of March 31, 2002, and a $0.5 million term loan expiring in 2007. We have guaranteed no other obligations of either company. The investments are accounted for under the equity method whereby we record our share of each respective joint venture's pretax profit or loss. We recorded approximately $0.1 million in net income in the first three months of 2002 related to these investments. We may elect to make future investments in these entities.

Sale-Leaseback Transactions:

     In an effort to generate additional capital, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. The majority of our sale-leaseback transactions are done with Capital Automotive REIT ("Capital Automotive). Under our agreement with Capital Automotive, we have the ability to substitute properties in the lease portfolio should we decide to dispose of a dealership currently being leased from Capital Automotive. During the first quarter of 2002 we sold $9.8 million in dealership properties in sale-leaseback transactions.

Capital Expenditures:

     Other than construction of new dealerships and collision repair centers, our capital expenditures generally include building improvements and equipment for use in our dealerships. Capital expenditures in the first three months of 2002 were approximately $13.9 million, of which approximately $10.3 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealerships and collision repair centers are generally sold in sale-leaseback transactions. We sold approximately $9.8 million of completed construction projects in sale-leaseback transactions during the first three months of 2002. There were no material gains or losses on these sales. As of March 31, 2002, total construction in progress was approximately $22.8 million. In addition, approximately $12.0 million related to construction costs on facilities, which are expected to be completed and sold within one year in sale-leaseback transactions have been classified in other current assets on the accompanying unaudited consolidated balance sheet as of March 31, 2002. We do not expect any significant gains or losses from these sales. Through May 10, 2002, there have been no additional sale/leaseback transactions.

Stock Repurchase Program:

     Sonic's Board of Directors has authorized Sonic to expend up to $100 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of March 31, 2002, Sonic has repurchased 6,415,264 shares of Class A common stock totaling approximately $61.4 million and has also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million. We have limited our stock repurchase activity recently and anticipate that we will continue to limit such activity to utilizing option exercise proceeds to repurchase shares of Class A common stock on an opportunistic basis.

Cash Flows:

     For the three month period ended March 31, 2002, net cash provided by operating activities was approximately $24.1 million, which was generated primarily by net income plus non-cash items such as depreciation, amortization and deferred income taxes. A decrease in inventory levels of $33.3 million was offset by a related decrease in floor plan liabilities of $24.9 million. Cash used for investing activities in the first three months of 2002 was approximately $132.2 million, the majority of which was related to dealership acquisitions. Our other principal investing activities include capital expenditures and dealership dispositions. In the first three months of 2002, net cash provided by financing activities was approximately $105.8 million and primarily related to net borrowings on our revolving credit facilities of approximately $104.5 million which was used primarily to finance acquisitions during the quarter.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (Continued)

Future Liquidity Outlook:

     We believe our best source of liquidity for future growth remains our cash flows generated from operations. Our availability of borrowings under our floor plan financing (or any replacements thereof) and other credit arrangements will be sufficient to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. With forecasted capital expenditures that will not be funded by sale leaseback financing transactions of approximately $12 million to $15 million for the year 2002, we expect to generate substantial "free" cash flow to support our acquisition strategy.

Seasonality:

     Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in new vehicle demand. Parts and service demand remains more stable throughout the year.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. Our variable rate floor plan notes payable, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.2 billion at March 31, 2002 and approximately $1.0 billion at March 31, 2001. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.1 million in the first quarter 2002 and approximately $2.6 million in the first quarter 2001. Of the total change in interest expense, approximately $1.3 million in the first quarter 2002 and approximately $1.7 million in first quarter 2001 would have resulted from floor plan notes payable.

     Our exposure with respect to floor plan notes payable is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are credited against our cost of sales. During the three months ended March 31, 2002, the amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $2.4 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives. A change in interest rates of 100 basis points would have had an estimated impact on floor plan assistance of approximately $1.3 million in the first quarter 2002.

     In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuated based on LIBOR interest rates. A change of 100 basis points in the underlying rates would have caused a change in rent expense of approximately $0.6 million in the first quarter 2002 and $0.5 million in the first quarter 2001.

     In order to reduce our exposure to market risks from fluctuations in interest rates, we entered into an interest rate swap agreement on January 15, 2002 to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The swap has a notional principal amount of $100 million and matures on October 31, 2004. Under the terms of the swap agreement, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and makes interest payments at a fixed rate of 3.88%. Incremental interest expense incurred (the difference between interest earned and interest incurred) as a result of this interest rate swap was $0.4 million for the three months ended March 31, 2002 and has been included in interest expense, other in the accompanying unaudited consolidated statements of income.

     The interest rate swap has been designated and qualifies as a cash flow hedge and, as a result, changes in the fair value of the interest rate swap have been recorded in other comprehensive income, net of related income taxes, in our statement of stockholders' equity. The fair value of the interest rate swap as of March 31, 2002, recorded in other assets on the accompanying unaudited balance sheet, and the amount of the related hedging gain deferred and recorded in other comprehensive income for the three months ended March 31, 2002 was approximately $1.2 million. Because the critical terms of the interest rate swap and the underlying debt obligation were the same, no ineffectiveness was recorded.

     While we may enter into additional interest rate swaps in order to hedge our interest rate cash flow risk and limit volatility created by changing rates, we believe variable rates will give us the lowest cost of capital long term and believe some variable rate exposure is a natural hedge in our business to economic cycles.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

Forward Looking Statements

     Certain statements and information set forth in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Litigation Securities Reform Act of 1995. These forward looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as "may," "will," "should," "believe," "expect," "anticipate," "intend," "plan," "foresee," and other similar words or phrases. Specific events addressed by these forward looking statements include, but are not limited to:

     o    future acquisitions;

     o    industry trends;

     o general economic trends, including employment rates and consumer confidence levels;

     o    vehicle sales rates and same store sales growth;

     o    our financing plans;

     o    our business and growth strategies.

     These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Exhibit 99.1 to this Quarterly Report on Form 10-Q and elsewhere in this report, as well as:

     o our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures, our share repurchase program, and general operating activities;

     o the reputation and financial condition of vehicle manufacturers whose brands we represent, and their ability to design, manufacture, deliver and market their vehicles successfully;

     o our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

     o changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

     o general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, and the level of consumer spending;

     o high competition in the automotive retailing industry which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire;

     o our ability to successfully integrate recent and potential future acquisitions.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
                               OTHER INFORMATION

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

2.1* Asset Purchase Agreement dated as of January 11, 2002 by and among Sonic and the Donald E. Massey Revocable Trust (the "Trust") (incorporated by reference to Exhibit 2.1 to Sonic's Current Report on Form 8-K filed on April 15, 2002 (the "April 2002 8-K"))

2.2* Stock Purchase Agreement dated as of January 11, 2002 by and among Sonic and the Trust (incorporated by reference to Exhibit 2.2 to the April 2002 8-K)

2.3* Stock Purchase Agreement dated as of January 11, 2002 by and among Sonic and the Trust (incorporated by reference to Exhibit 2.3 to the April 2002 8-K)

99.1      Risk Factors.

* - Filed previously with the Securities and Exchange Commission.

     (b)  Reports on Form 8-K

          On January 15, 2002, we filed a Current Report on Form 8-K announcing that we had entered into an agreement to purchase substantially all of the Don Massey Dealerships. No financial statements were filed with the report on January 15, 2002.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SONIC AUTOMOTIVE, INC.


Date: May 15, 2002                     By: /s/ O. Bruton Smith
                                           -------------------------------------
                                                   O. Bruton Smith
                                           Chairman and Chief Executive Officer

Date: May 15, 2002                     By: /s/  Theodore M. Wright
                                           -------------------------------------
                                                   Theodore M. Wright
                                           Vice President, Chief Financial
                                           Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)