Form 10-Q
period 2002-06-30
SONIC AUTOMOTIVE INC
filed 2002-08-14
CIK 1043509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  X   No ___
    ---

As of August 12, 2002, there were 30,202,719 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

                               INDEX TO FORM 10-Q

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial
           Statements (Unaudited)
               Consolidated Statements of Income -                                                 3
                   Three-month periods ended
                   June 30, 2001 and June 30, 2002

               Consolidated Statements of Income -                                                 4
                   Six-month periods ended
                   June 30, 2001 and June 30, 2002

               Consolidated Balance Sheets -                                                       5
                   December 31, 2001 and June 30, 2002

               Consolidated Statement of Stockholders' Equity -                                    6
                   Six-month period ended June 30, 2002

               Consolidated Statements of Cash Flows -                                             7
                   Six-month periods ended June 30, 2001 and June 30, 2002

        Notes to Unaudited Consolidated Financial Statements -                                     8

ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                          18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                                32

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders                                       33

ITEM 6. Exhibits and Reports on Form 8-K                                                          35

SIGNATURES                                                                                        36

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                             June 30,
                                                                    2001                2002
                                                              ------------------  -----------------
Revenues:
     New vehicles                                              $        924,745    $     1,137,915
     Used vehicles                                                      283,511            336,729
     Wholesale vehicles                                                  97,807            140,443
                                                              ------------------  -----------------
          Total vehicles                                              1,306,063          1,615,087
     Parts, service and collision repair                                184,131            239,318
     Finance & insurance and other                                       48,737             53,023
                                                              ------------------  -----------------
          Total revenues                                              1,538,931          1,907,428
Cost of sales                                                         1,300,730          1,614,326
                                                              ------------------  -----------------
Gross profit                                                            238,201            293,102
Selling, general and administrative expenses                            176,814            225,317
Depreciation                                                              1,952              2,204
Goodwill amortization                                                     4,591                  -
                                                              ------------------  -----------------
Operating income                                                         54,844             65,581
Other income / (expense):
     Interest expense, floor plan                                        (9,910)            (6,543)
     Interest expense, other                                             (8,418)            (9,661)
     Other income                                                            16                127
                                                              ------------------  -----------------
          Total other expense                                           (18,312)           (16,077)
                                                              ------------------  -----------------
Income from continuing operations before taxes                           36,532             49,504
Provision for income taxes                                              (14,234)           (18,892)
                                                              ------------------  -----------------
Net income from continuing operations                                    22,298             30,612
Discontinued operations:
     Income from operations of discontinued dealerships                     303              1,294
     Income tax expense                                                    (115)              (418)
                                                              ------------------  -----------------
Net income from discontinued operations                                     188                876
                                                              ------------------  -----------------
Net income                                                     $         22,486    $        31,488
                                                              ==================  =================

Basic net income per share:
     Net income per share from continuing operations           $           0.56    $          0.72
     Net income per share from discontinued operations         $              -    $          0.02
                                                              ------------------  -----------------
     Net income per share                                      $           0.56    $          0.74
                                                              ==================  =================
     Weighted average common shares outstanding                          40,063             42,652
                                                              ==================  =================

Diluted net income per share:
     Net income per share from continuing operations           $           0.54    $          0.69
     Net income per share from discontinued operations         $           0.01    $          0.02
                                                              ------------------  -----------------
     Net income per share                                      $           0.55    $          0.71
                                                              ==================  =================
     Weighted average common shares outstanding                          41,062             44,537
                                                              ==================  =================

            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                                     2001           2002
                                                                 -----------    -----------
Revenues:
     New vehicles                                                $ 1,757,695    $ 2,061,662
     Used vehicles                                                   560,215        608,520
     Wholesale vehicles                                              208,726        246,132
                                                                 -----------    -----------
          Total vehicles                                           2,526,636      2,916,314
     Parts, service and collision repair                             363,370        442,665
     Finance & insurance and other                                    88,107         99,310
                                                                 -----------    -----------
          Total revenues                                           2,978,113      3,458,289
Cost of sales                                                      2,522,669      2,921,410
                                                                 -----------    -----------
Gross profit                                                         455,444        536,879
Selling, general and administrative expenses                         345,007        417,270
Depreciation                                                           3,555          4,175
Goodwill amortization                                                  8,934              -
                                                                 -----------    -----------
Operating income                                                      97,948        115,434
Other income / (expense):
     Interest expense, floor plan                                    (21,399)       (11,849)
     Interest expense, other                                         (18,261)       (17,934)
     Other income                                                         75            227
                                                                 -----------    -----------
          Total other expense                                        (39,585)       (29,556)
                                                                 -----------    -----------
Income from continuing operations before taxes                        58,363         85,878
Provision for income taxes                                           (22,735)       (32,701)
                                                                 -----------    -----------
Net income from continuing operations                                 35,628         53,177
Discontinued operations:
     Income from operations of discontinued dealerships                  581            530
     Income tax expense                                                 (240)          (139)
                                                                 -----------    -----------
Net income from discontinued operations                                  341            391
                                                                 -----------    -----------
Net income                                                       $    35,969    $    53,568
                                                                 ===========    ===========

Basic net income per share:
     Net income per share from continuing operations             $      0.88    $      1.28
     Net income per share from discontinued operations           $         -    $      0.01
                                                                 -----------    -----------
     Net income per share                                        $      0.88    $      1.29
                                                                 ===========    ===========
     Weighted average common shares outstanding                       40,664         41,645
                                                                 ===========    ===========

Diluted net income per share:
     Net income per share from continuing operations             $      0.86    $      1.22
     Net income per share from discontinued operations           $      0.01    $      0.01
                                                                 -----------    -----------
     Net income per share                                        $      0.87    $      1.23
                                                                 ===========    ===========
     Weighted average common shares outstanding                       41,266         43,555
                                                                 ===========    ===========

            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                                         June 30,
                                                                                      December 31,        2002
                                                                                          2001         (Unaudited)
                                                                                     -------------    ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                           $         -      $     6,790
  Receivables, net                                                                        262,911          284,759
  Inventories                                                                             664,258          874,765
  Other current assets                                                                     29,127           74,606
                                                                                      -----------      -----------
       Total current assets                                                               956,296        1,240,920
Property and Equipment, net                                                                98,972          100,720
Goodwill, net                                                                             738,103          885,019
Other Assets                                                                               12,555           14,112
                                                                                      -----------      -----------
        Total Assets                                                                  $ 1,805,926      $ 2,240,771
                                                                                      ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable - floor plan                                                          $   587,914      $   772,568
  Trade accounts payable                                                                   44,802           54,330
  Accrued interest                                                                          9,676           13,445
  Other accrued liabilities                                                                92,275          138,937
  Current maturities of long-term debt                                                      2,586            2,374
                                                                                      -----------      -----------
       Total current liabilities                                                          737,253          981,654
Long-Term Debt                                                                            511,877          595,062
Other Long-Term Liabilities                                                                 5,836           12,784
Payable to the Company's Chairman                                                           5,500            5,500
Deferred Income Taxes                                                                      28,199           27,176
Stockholders' Equity:
  Class A Common Stock, 34,850,738 shares issued at December 31, 2001
    and 37,215,211 shares issued at June 30, 2002                                             348              372
  Class B Common Stock, 12,029,375 shares issued and outstanding
    at December 31, 2001 and June 30, 2002.                                                   121              121
  Paid-in capital                                                                         343,256          394,610
  Retained earnings                                                                       232,893          286,461
  Accumulated other comprehensive loss                                                          -           (1,564)
  Treasury Stock, at cost (6,330,264 shares held at December 31, 2001
    and 6,415,264 shares held at June 30, 2002)                                           (59,357)         (61,405)
                                                                                      -----------      -----------
       Total stockholders' equity                                                         517,261          618,595
                                                                                      -----------      -----------
       Total Liabilities and Stockholders' Equity                                     $ 1,805,926      $ 2,240,771
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

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)


                                                      Class A               Class B
                                                    Common Stock          Common Stock        Paid-In     Retained    Treasury
                                                  Shares     Amount     Shares    Amount     Capital     Earnings      Stock
                                                 --------- ---------- --------- ---------- ------------ ----------- ------------
Balance at December 31, 2001                       34,851     $ 348    12,029      $ 121     $343,256    $232,893     $(59,357)
Comprehensive Income:
 Net Income                                                                                                53,568
 Fair value of interest rate swap agreement,
   net of tax of $1,000

Total comprehensive income
Shares awarded under stock
 compensation plans                                   893         9                             9,589
Issuance of Class A common stock for acquisitions   1,471        15                            37,985
Income tax benefit associated with
 stock compensation plans                                                                       3,780
Purchase of treasury stock                                                                                              (2,048)
                                                 --------- ---------- --------- ---------- ------------ ----------- ------------
Balance at June 30, 2002                           37,215     $ 372    12,029      $ 121     $394,610    $286,461     $(61,405)
                                                 ========= ========== ========= ========== ============ =========== ============

                                                   Accumulated
                                                      Other          Total
                                                  Comprehensive   Stockholders'
                                                       Loss          Equity
                                                 --------------- --------------
Balance at December 31, 2001                       $       -       $ 517,261
Comprehensive Income:
 Net Income                                                           53,568
 Fair value of interest rate swap agreement,
   net of tax of $1,000                               (1,564)         (1,564)
                                                                 --------------
Total comprehensive income                                            52,004
Shares awarded under stock
 compensation plans                                                    9,598
Issuance of Class A common stock for acquisitions                     38,000
Income tax benefit associated with
 stock compensation plans                                              3,780
Purchase of treasury stock                                            (2,048)
                                                 --------------- --------------
Balance at June 30, 2002                           $  (1,564)      $ 618,595
                                                 =============== ==============

            See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                            2001          2002
                                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   35,969    $   53,568
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                         12,905         4,292
       Deferred income taxes                                                  3,492            69
       Equity interest in (earnings) losses of investees                         29          (162)
       Gain on disposal of assets                                              (110)       (2,917)
       Income tax benefit associated with stock compensation plans                -         3,780
       Changes in assets and liabilities that relate to operations:
         Receivables                                                          5,829       (17,010)
         Inventories                                                        103,327       (37,810)
         Other assets                                                        (1,793)       (3,790)
         Notes payable - floor plan                                        (112,698)       24,339
         Trade accounts payable and other liabilities                        14,097        31,722
                                                                         ----------    ----------
           Total adjustments                                                 25,078         2,513
                                                                         ----------    ----------
Net cash provided by operating activities                                    61,047        56,081
                                                                         ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired                             (36,720)     (136,913)
   Purchases of property and equipment                                      (20,879)      (29,805)
   Proceeds from sales of property and equipment                              4,260        20,381
   Proceeds from sale of dealerships                                          9,624        10,742
                                                                         ----------    ----------
       Net cash used in investing activities                                (43,715)     (135,595)
                                                                         ----------    ----------
CASH  FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings/(repayments) on revolving credit facilities                 8,822       (61,403)
   Proceeds from long-term debt                                                 319       145,146
   Payments on long-term debt                                                (1,199)       (4,989)
   Redemptions of Preferred Stock                                              (251)            -
   Purchases of Class A Common Stock                                        (17,345)       (2,048)
   Issuance of shares under stock compensation plans                          4,281         9,598
                                                                         ----------    ----------
       Net cash (used in)/ provided by financing activities                  (5,373)       86,304
                                                                         ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    11,959         6,790
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,267             -
                                                                         ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   13,226    $    6,790
                                                                         ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Class A Common Stock issued for acquisitions                          $        -    $   38,000
   Change in fair value of cash flow hedging instrument
       (net of tax of $1,000)                                            $        -    $   (1,564)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                $   39,781    $   26,717
   Cash paid for income taxes                                            $    5,241    $    8,979

     See notes to unaudited consolidated financial statements.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

         Basis of Presentation -- The accompanying unaudited financial information for the three and six months ended June 30, 2002 and 2001 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. ("Sonic") for the year ended December 31, 2001.

        Principles of Consolidation -- All material intercompany balances and transactions have been eliminated in the consolidated financial statements. In addition, Sonic currently has 50% joint venture investments in North Point Volvo, LLC, a Volvo automobile dealership in the greater Atlanta area, and Fort Myers Collision Center, LLC, located in Florida, in which we initially invested $0.9 million and $0.1 million, respectively. The partners in these joint ventures are not affiliated with Sonic. These entities are not consolidated into Sonic's financial statements because we do not have operating control of the entities. However, Sonic has guaranteed $6.0 million in indebtedness between North Point Volvo, LLC and Bank of America, including a $5.5 million revolving floor plan financing agreement expiring in 2003, of which $3.0 million was outstanding as of June 30, 2002, and a $0.5 million term loan expiring in 2007. Sonic has guaranteed no other obligations of either company. The investments are accounted for under the equity method whereby Sonic records its share of each respective joint venture's pretax profit or loss. Sonic recorded approximately $0.2 million in net income in the first half of 2002 related to these investments and these amounts are included in other income in the accompanying unaudited income statements.

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

         Cash and Cash Equivalents - Sonic considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. Although not required under the terms of any credit agreement, Sonic's practice has been to apply all of its available cash to reduce the outstanding balance on Sonic's revolving credit facility for the purpose of maximizing the return on these funds and minimizing interest expense.

     Receivables, net - Our receivables, net consist primarily of contracts in transit (as described below) and amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We believe that there is minimal risk of uncollectability on warranty receivables. We evaluate parts and other receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts we have recorded for receivables, net is not significant. As of June 30, 2002, we also had outstanding notes receivable from finance contracts of $15.7 million (net of an allowance for credit losses of $2.1 million). These notes have average terms of approximately 30 months and are secured by the related vehicles. The

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts.

         Contracts in Transit -- Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given Sonic initial, non-binding approval to assume Sonic's position as creditor. Funding and final approval from the finance source is provided upon the finance source's review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Sonic records these contracts in transit in receivables, net. Included in receivables, net are $127.9 million and $121.2 million of such contracts in transit at December 31, 2001 and June 30, 2002, respectively.

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

         Sonic assesses the valuation of all of our vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, Sonic primarily considers the age of the vehicles along with the timing of annual and model changeovers. For used vehicles, Sonic considers recent market data and trends such as loss histories along with the current age of the inventory. Parts inventories are primarily assessed considering excess quantity and continued usefulness of the part. The risk with parts inventories is minimized by the fact that, generally, excess or obsolete parts can be returned to the manufacturer. We have not recorded any significant reserves on any of our inventory balances.

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

         Derivative Instruments and Hedging Activities - Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks being hedged are those relating to the variability of future earnings and cash flows caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The only derivatives currently being used are interest rate swaps used for the purpose of hedging cash flows of variable rate debt. These derivatives are used only for that purpose, not for speculation. The derivatives, which have been designated and qualify as cash flow hedging instruments, are reported at fair value in the accompanying balance sheets. The gain or loss on the effective portion of the hedge is initially reported as a component of other comprehensive loss. (See Note 5).

         Goodwill -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. As of June 30, 2002, the carrying amount of goodwill was $885.0 million and represented 39.5% of total assets and 143.1% of total stockholders' equity. As of December 31, 2001, the carrying amount of goodwill was $738.1 million and represented 40.9% of total assets and 142.7% of total stockholders' equity.

         Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill acquired in business combinations is no longer amortized, but the carrying amount will be reviewed and reduced against operations if it is found to be impaired. The results of operations for the three and six months ended June 30, 2001 include goodwill amortization expense of $3.4 million and $6.7 million, respectively, net of tax. Diluted net income per share for the three and six months ended June 30, 2001 would have been $0.63 and $1.03, respectively, after the elimination of the tax-effected goodwill amortization.

         Long-Term Assets - Sonic reviews the carrying value of long-term assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, Sonic compares the carrying amount of the asset to the estimated undiscounted cash flows related to those assets. Sonic concludes that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If Sonic determines an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, Sonic determines fair value by using a discounted cash flow model.

         Floor Plan Assistance - Floor plan assistance payments received from manufacturers are generally based on rates similar to those incurred under our floor plan financing arrangements. This assistance is considered a subsidy of the carrying cost of our new vehicle inventory. Sonic recognizes this assistance as a reduction of cost of sales in the accompanying unaudited consolidated statements of income. Amounts included in cost of sales were $10.6 million and $18.6 million for the three and six months ended June 30, 2002, respectively, and $16.4 million and $22.7 million for the three and six months ended June 30, 2001, respectively.

         Accruals - Various accruals, such as reserves for contingencies and reserves for incurred but not reported claims under various insurance programs, require management to make estimates in determining the ultimate liability we may incur. The ultimate cost of these insurance reserves are estimated by management and by annual actuarial evaluations based on historical claims

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

experience, adjusted for current trends and changes in claims processing procedures.

         Recent Accounting Pronouncements -- Sonic adopted the provisions of SFAS No. 141: Business Combinations effective January 1, 2002. SFAS No. 141 prohibits the pooling-of-interests method of accounting and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.

         Sonic adopted the provisions of SFAS No. 142: Goodwill and Other Intangible Assets effective January 1, 2002. Among other things, SFAS No. 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis (with an initial review within six months of adopting the new standard), but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS No. 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. These intangible assets are required to be reviewed for impairment in accordance with SFAS No. 144:
Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life may not be amortized and must be reviewed for impairment in accordance with the terms of SFAS No. 142.

         The adoption of SFAS No. 142 on January 1, 2002 resulted in the elimination of approximately $22.1 million of annual goodwill amortization. Sonic has completed its initial impairment test of goodwill in accordance with the provisions of SFAS No. 142 and has concluded that no impairment of recorded goodwill balances exists as of June 30, 2002.

         Sonic adopted the provisions of SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets as of January 1, 2002. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 requires certain long-lived assets to be reported at the lower of carrying amount or fair value, less cost to sell, and provides guidance on asset valuation and measuring impairment. When Sonic disposes of dealerships, the results of operations of those dealerships, along with any gain or loss on disposition, are now required to be reflected in discontinued operations. The adoption of this standard resulted in net income of $0.2 million and $0.9 million being classified as discontinued operations on the unaudited consolidated statements of income for the three month period ended June 30, 2001 and 2002, respectively and $0.3 million and $0.4 million for the six month period ended June 30, 2001 and 2002, respectively.

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

         Reclassifications -- In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to Sonic's prior year financial statements to conform to the current presentation. These reclassifications relate primarily to contracts in transit (now classified within receivables, net rather than cash and cash equivalents), manufacturer incentives and certain other amounts that have been reclassed from an increase in sales revenues to a reduction in cost of sales. Additionally, all finance and insurance sales commissions have been reclassed from cost of sales to selling, general and administrative expenses to conform to the industry classification of such amounts.

2. Business Acquisitions and Dispositions

Completed Acquisitions

         Sonic generally seeks to acquire larger, well managed multiple franchise dealerships or multiple dealership groups located in metropolitan or high growth suburban markets. Sonic also looks to acquire smaller, single franchise dealerships that will allow Sonic

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to capitalize on professional management practices and provide greater breadth of products and services in existing markets. Occasionally, Sonic acquires dealerships that have under performed the industry average, but represent attractive franchises or have attractive locations that would immediately benefit from our professional management.

         On March 25, 2002, Sonic acquired 15 dealerships owned directly or indirectly by Donald E. Massey (the "Massey Acquisition") for approximately $115.7 million in cash and 1,470,588 shares of Class A common stock valued at approximately $38.0 million, based on the average closing price as quoted by the New York Stock Exchange for the three days before and after the acquisition was announced. The acquired dealerships are located in California, Colorado, Florida, North Carolina, Michigan, Tennessee and Texas, and sell the following brands of new vehicles: Buick, Cadillac, Chevrolet, GMC, Oldsmobile, Pontiac, Rolls Royce/Bentley and Saab.

         In addition to the Massey Acquisition, Sonic acquired the following dealerships during the six months ended June 30, 2002 for a combined purchase price of approximately $29.4 million in cash:

         . On January 21, 2002, Sonic acquired Park Place Audi located in Dallas, Texas;

         . On March 18, 2002, Sonic acquired five dealerships owned by Don Kott located in the metropolitan area of Los Angeles, California and also acquired Philpott Hyundai located in the metropolitan area of Houston, Texas, and also

         . On May 20, 2002, Sonic acquired Crest Honda located in Nashville, Tennessee.

         The total purchase price for all of the above acquisitions was based on Sonic's internally determined valuation of the dealerships and their assets. The cash portion of the purchase price was financed by cash generated from Sonic's existing operations and by borrowings under Sonic's revolving credit facility with Ford Motor Credit, Chrysler Financial and Toyota Credit.

         The results of operations of each of the acquisitions listed above have been included in the accompanying unaudited consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the above acquisitions, as well as the acquisitions completed during 2001, as discussed in our Annual Report on Form 10-K for the year ended December 31,2001, had occurred at the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including interest expense on acquisition debt and income taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions actually been completed at the beginning of the periods presented. These results are also not necessarily indicative of the results of future operations.

                                        Three Months Ended June 30,       Six Months Ended June 30,
                                       -----------------------------     ---------------------------
                                          2001               2002           2001             2002
                                       ----------         ----------     ----------       ----------
        Total revenues                 $2,164,441         $1,911,899     $4,197,647       $3,710,642
        Gross profit                   $  312,361         $  293,700     $  600,370       $  570,016
        Net income                     $   26,195         $   31,539     $   38,585       $   56,580
        Diluted net income per share   $     0.64         $     0.71     $     0.94       $     1.30

         Subsequent to June 30, 2002, Sonic acquired four dealerships for approximately $38.2 million in cash. In addition, Sonic has entered into agreements to acquire three dealerships representing approximately $132 million in additional annual revenues.

Sale of Dealership Subsidiaries

     During the first half of 2002, Sonic disposed of nine franchises, resulting in the closing of six dealerships and one collision repair center, and approved, but had not completed the sale of, nine additional franchises, which will result in the closing of six additional dealerships. These were generally smaller dealerships with unprofitable operations. These dealerships disposed of and held for sale generated combined revenues of $61.1 million and $120.2 million in the three and six months ended June 30, 2002, respectively, and $71.6 million and $144.3 million in the three and six months ended June 30, 2001, and generated pre-tax income of $1.3 million and $0.5 million in the three and six months ended June 30, 2002, respectively, and $0.3 million and $0.6 million in the three and six months ended June 30, 2001, respectively. In accordance with the provisions of SFAS No. 144, the results of operations of these dealerships, including gains or losses on disposition have been included in the loss on operations of discontinued dealerships in the accompanying unaudited consolidated statements of income. Assets and liabilities of the

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

nine franchises being held for sale at June 30, 2002 totaled approximately $30.2 million and $20.6 million, respectively, as of June 30, 2002 and have been classified as assets or liabilities held for sale included in other current assets and other accrued liabilities, respectively, in the accompanying unaudited consolidated balance sheet. Assets held for sale are primarily comprised of inventory, certain property and equipment and goodwill, and liabilities held for sale are comprised of floor plan notes payable. The disposal of these assets held for sale may take three months or longer to complete.

         In addition to the dispositions discussed above, during the year ended December 31, 2001, Sonic sold or otherwise disposed of assets from 15 other dealership franchises, resulting in the closing of nine dealerships. These dealerships generated combined revenues of $28.8 million and $63.1 million and incurred pretax losses of $0.7 million and $2.5 million in the three and six months ended June 30, 2001, respectively. The results of operations of these dealerships have been included in income from continuing operations in the accompanying unaudited consolidated statements of income.

         In addition, on August 7, 2002, Sonic's Board of Directors approved, but Sonic has not yet completed, the disposition of five additional franchises, which will result in the sale of three dealerships. Assets to be disposed of consist primarily of inventory and, certain property and equipment and totaled approximately $18.7 million as of June 30, 2002. Liabilities to be disposed are comprised of floor plan notes payable totaling approximately $14.5 million at June 30, 2002. The disposal of these assets may take three months or longer to complete.

3. Inventories

         Inventories consist of the following:

                                   (Dollars in Thousands)
                                 December 31,     June 30,
                                     2001           2002
                                 ------------   ------------
         New vehicles            $    478,077   $    641,156
         Used vehicles                111,656        147,577
         Parts and accessories         48,705         53,229
         Other                         25,820         32,803
                                 ------------   ------------
         Total                   $    664,258   $    874,765
                                 ============   ============


4. Property and Equipment

         Property and equipment is comprised of the following:

                                             (Dollars in Thousands)
                                           December 31,     June 30,
                                               2001           2002
                                           ------------   ------------
         Land                              $     10,863   $      5,908
         Building and improvements               34,387         34,661
         Office equipment and fixtures           29,492         31,550
         Parts and service equipment             21,917         22,527
         Company vehicles                         7,078          8,353
         Construction in progress                16,003         19,388
                                           ------------   ------------
         Total, at cost                         119,740        122,387
         Less accumulated depreciation          (20,768)       (21,667)
                                           ------------   ------------
         Property and equipment, net       $     98,972   $    100,720
                                           ============   ============

         In addition to the amounts classified above as construction in progress, approximately $30.6 million at June 30, 2002 and $18.0 million at December 31, 2001 in construction costs on facilities that are expected to be completed and sold within one year in sale-leaseback transaction are included in other current assets on the accompanying consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic has no continuing obligations under these arrangements other than lease payments.

         Sonic capitalized interest costs related to its construction projects of $0.5 million and $1.0 million for the three and six

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

months ended June 30, 2002, and capitalized $0.5 million and $0.8 million for the three and six months ended June 30, 2001. These capitalized amounts are a reduction to interest expense and included in the balance of construction in progress.

5. Derivative Financial Instruments

         In order to reduce exposure to market risks from fluctuations in interest rates, Sonic entered into two separate interest rate swap agreements on January 15, 2002 and June 6, 2002 to effectively convert a portion of its LIBOR-based variable rate debt to fixed rates. The swaps each have a notional principal amount of $100 million and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the swap agreement entered into on January 15, 2002, Sonic receives interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and makes interest payments at a fixed rate of 3.88%. Under the terms of the swap agreement entered into on June 6, 2002, Sonic receives interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and makes interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest earned and interest incurred) as a result of this interest rate swap was $0.5 million for the three months ended June 30, 2002, and $0.9 million for the six months ended June 30, 2002 and has been included in interest expense, other in the accompanying unaudited consolidated statements of income.

     The interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the interest rate swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders' equity. The fair value of the interest rate swaps as of June 30, 2002, is recorded in other long-term liabilities on the accompanying unaudited balance sheet. The change in fair value of the swap for the six months ended June 30, 2002 was approximately $2.6 million ($1.6 million, net of tax). Because the critical terms of the interest rate swaps and the underlying debt obligations were the same, no ineffectiveness was recorded.

6. Impact of Change in Accounting for Intangible Assets

         The following table shows the effect on net income and net income per share for the three and six months ended June 30, 2001, compared to net income and net income per share for the three and six months ended June 30, 2002, as if the provisions of SFAS No. 142 eliminating goodwill amortization had been applied as of January 1, 2001:

                                    Three Months Ended June 30,   Six Months Ended June 30,
                                    --------------------------   -------------------------
                                        2001          2002         2001           2002
                                    ----------     -----------   ---------     -----------
Reported net income                   $22,486        $31,488      $35,969        $53,568
Goodwill amortization, net of tax     $ 3,384              -        6,657              -
                                      -------        -------      -------        -------
Adjusted net income                   $25,870        $31,488      $42,626        $53,568
                                      =======        =======      =======        =======

Basic net income per share:
  Reported net income                 $  0.56        $  0.74      $  0.88        $  1.29
  Goodwill amortization, net of tax   $  0.09        $     -      $  0.17        $     -
                                      -------        -------      -------        -------
  Adjusted net income                 $  0.65        $  0.74      $  1.05        $  1.29
                                      =======        =======      =======        =======

Diluted net income per share:
  Reported net income                 $  0.55        $  0.71      $  0.87        $  1.23
  Goodwill amortization, net of tax   $  0.08        $     -      $  0.16        $     -
                                      -------        -------      -------        -------
  Adjusted net income                 $  0.63        $  0.71      $  1.03        $  1.23
                                      =======        =======      =======        =======

         Goodwill amortization from dealerships included in discontinued operations during the six months ended June 30, 2001 was not material.

7. Long-term Debt

Senior Subordinated Notes

         At June 30, 2002, Sonic had $200.0 million in aggregate principal outstanding of its 11% Senior Subordinated Notes. The Senior Subordinated Notes are unsecured, mature on August 1, 2008, and are redeemable at Sonic's option after August 1, 2003. Interest payments are due semi-annually on February 1 and August 1.

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

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The indentures governing the senior subordinated notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge its assets to any third party except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic is in compliance with all restrictive covenants as of June 30, 2002. Sonic's obligations under the notes are guaranteed by its operating subsidiaries.

5 1/4% Convertible Senior Subordinated Notes

         On May 7, 2002, Sonic issued $149.5 million in aggregate principal amount of 5 1/4% Convertible Senior Subordinated Notes with net proceeds, before expenses, of approximately $145.1 million. The net proceeds were used to repay a portion of the amounts outstanding under Sonic's revolving credit facility. The notes are unsecured obligations that rank equal in right of payment to all of Sonic's existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at Sonic's option after May 7, 2005. Sonic's obligations under these notes are not guaranteed by any of its subsidiaries.

         In fiscal quarters after June 30, 2002, the notes are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of our Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading-day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the notes will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, and will be subject to adjustment for certain distributions on, or other changes in our Class A Common Stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert notes into shares of our Class A common stock at any time after a 10 consecutive trading-day period in which the average of the trading day prices for the notes for that 10 trading-day period is less than 103% of the average conversion value for the notes during that period. The conversion value is equal to the product of the closing sale price for our Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principle amount of notes is then convertible.

         Subsequent to June 30, 2002, Sonic repurchased $5.5 million in aggregate principal amount of the convertible notes on the open market for approximately $4.1 million.

The Revolving Facility

     Sonic has a revolving credit facility (the "Revolving Facility") with Ford Motor Credit Company ("Ford Motor Credit"), Chrysler Financial Company LLC (Chrysler Financial") and Toyota Motor Credit Corporation ("Toyota Credit") with a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $519.1 million at June 30, 2002). The amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 1.84% at June 30, 2002) and will mature on October 31, 2004 (but may be extended for a number of additional one year terms by Ford Motor Credit, Chrysler Financial and Toyota Credit). The Revolving Facility includes an annual commitment fee equal to 0.25% of the unused portion of the facility. The total outstanding balance was approximately $239.0 million as of June 30, 2002. Balances under the Revolving Facility are guaranteed by Sonic's operating subsidiaries.

     Sonic agreed under the Revolving Facility not to pledge any of its assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants as of June 30, 2002, include specified ratios of:

                        Covenant                Required      Actual
              -----------------------------    ----------    --------
              Current ratio                      **1.23        1.26
              Fixed charge coverage              **1.41        1.73
              Interest coverage                  **2.00        3.88
              Adjusted debt to EBITDA             *2.25        1.72


         In addition, the loss of voting control over Sonic by O. Bruton Smith, Chairman and Chief Executive Office, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members or our failure, with certain exceptions, to own

*  less than
** greater than

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

all the outstanding equity, membership or partnership interests in our dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic was in compliance with all restrictive covenants as of June 30, 2002.

The Mortgage Facility

         Sonic currently has a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, Sonic's dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on September 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. Borrowings, net of repayments, under the Construction Loan in the first six months of 2002 were approximately $0.7 million and were primarily used in construction of dealership facilities. The total outstanding balance under the Construction Loan as of June 30, 2002 was approximately $7.8 million.

         Under the Permanent Loan, Sonic can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. The total outstanding balance as of June 30, 2002 was approximately $4.0 million.

         The Mortgage Facility allows Sonic to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by O. Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of June 30, 2002.

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

Payable to Company's Chairman

         Sonic has a note payable to O. Bruton Smith in the amount of $5.5 million (the "Subordinated Smith Loan"). The Subordinated Smith Loan bears interest at Bank of America's announced prime rate plus 0.5% (prime rate was 4.75% at June 30, 2002) and has a stated maturity date of November 30, 2000. Under the terms of certain subordination agreements currently in effect,

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

however, all amounts owed by Sonic to Mr. Smith under the Subordinated Smith Loan are to be paid only after all amounts owed by Sonic under its 11% Senior Subordinated Notes due 2008 are fully paid in cash. Accordingly, the Subordinated Smith Loan has been classified as non-current on the accompanying consolidated balance sheets.

9. Capital Structure and Per Share Data

         Preferred Stock -- Sonic has 3 million shares of "blank check" preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the "Preferred Stock") which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at June 30, 2002.

         Common Stock - Sonic has two classes of common stock. Sonic has authorized 100 million shares of Class A common stock at a par value of 0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic had 34,850,738 and 37,215,211 shares of Class A common stock issued at December 31, 2001 and June 30, 2002, respectively. Of these issued shares, there were 28,520,474 and 30,799,947 shares outstanding at December 31, 2001 and June 30, 2002, respectively. Sonic has also authorized 30 million shares of Class B common stock at a par value of $.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic's charter. At December 31, 2001 and June 30, 2002 there were 12,029,375 shares of Class B common stock issued and outstanding.

     Treasury Stock - Sonic's Board of Directors has authorized Sonic to expend up to $100 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of June 30, 2002, Sonic has repurchased 6,415,264 shares of Class A common stock for $61.4 million and has also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million.

         In addition to the $100 million authorized above, on August 7, 2002, Sonic's Board of Directors authorized Sonic to expend an additional $25.0 million for Sonic's share repurchase program. As of August 12, 2002, Sonic has repurchased a total of 7,031,264 shares of Class A common stock for $74.1 million.

     Warrants - In connection with Sonic's prior year acquisitions, Sonic issued warrants to purchase 242,782 shares of Class A common stock at exercise prices ranging from $6.00 per share to $11.27 per share. The warrants expire on various dates from January 15, 2003 to November 30, 2003. Sonic has recorded the issuance of such warrants at their estimated fair value on the date of issuance. As of December 31, 2001 and June 30, 2002, all but 4,000 of these warrants had been exercised.

     Per Share Data -- The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic's stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on net income per share:

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                        For the Three Months Ended June 30, 2002
                                    -----------------------------------------------------------------------------------
                                                    Net Income               Net Income
                                                  From Continuing        From Discontinued
                                                    Operations               Operations                Net Income
                                               ---------------------    --------------------     ----------------------
                                                           Per Share               Per Share                  Per Share
                                     Shares     Amount       Amount      Amount      Amount       Amount        Amount
                                    --------   --------    ---------    --------   ---------     --------     ---------
Basic Net Income Per Share            42,652   $ 30,612      $  0.72    $    876     $  0.02     $ 31,488       $  0.74
Effect of Dilutive Securities:
     Stock Compensation Plans          1,882
     Warrants                              3
                                    --------
Diluted Net Income Per Share          44,537   $ 30,612      $  0.69    $    876     $  0.02     $ 31,488       $  0.71
                                    ========   ========    =========    ========   =========     ========     =========

                                                        For the Three Months Ended June 30, 2001
                                    -----------------------------------------------------------------------------------
                                                    Net Income               Net Income
                                                  From Continuing        From Discontinued
                                                    Operations               Operations                Net Income
                                               ---------------------    --------------------     ----------------------
                                                           Per Share               Per Share                  Per Share
                                     Shares     Amount       Amount      Amount      Amount       Amount        Amount
                                    --------   --------    ---------    --------   ---------     --------     ---------
Basic Net Income Per Share            40,063   $ 22,298      $  0.56    $    188     $  0.00     $ 22,486       $  0.56
Effect of Dilutive Securities:
     Stock Compensation Plans            962
     Warrants                             37
     Convertible Preferred Stock           -
                                    --------
Diluted Net Income Per Share          41,062   $ 22,298      $  0.54    $    188     $  0.01     $ 22,486       $  0.55
                                    ========   ========    =========    ========   =========     ========     =========


                                                          For the Six Months Ended June 30, 2002
                                    -----------------------------------------------------------------------------------
                                                    Net Income               Net Income
                                                  From Continuing        From Discontinued
                                                    Operations               Operations                Net Income
                                               ---------------------    --------------------     ----------------------
                                                           Per Share               Per Share                  Per Share
                                     Shares     Amount       Amount      Amount      Amount       Amount        Amount
                                    --------   --------    ---------    --------   ---------     --------     ---------
Basic Net Income Per Share            41,645   $ 53,177      $  1.28    $    391     $  0.01     $ 53,568       $  1.29
Effect of Dilutive Securities:
     Stock Compensation Plans          1,908
     Warrants                              2
                                    --------
Diluted Net Income Per Share          43,555   $ 53,177      $  1.22    $    391     $  0.01     $ 53,568       $  1.23
                                    ========   ========    =========    ========   =========     ========     =========

                                                          For the Six Months Ended June 30, 2001
                                    -----------------------------------------------------------------------------------
                                                    Net Income               Net Income
                                                  From Continuing        From Discontinued
                                                    Operations               Operations                Net Income
                                               ---------------------   ---------------------     ----------------------
                                                           Per Share               Per Share                  Per Share
                                     Shares     Amount       Amount      Amount      Amount       Amount        Amount
                                    ---------  --------    ---------    --------   ---------     --------     ---------
Basic Net Income Per Share            40,664   $ 35,628      $  0.88    $    341     $  0.00     $ 35,969       $  0.88
Effect of Dilutive Securities:
     Stock Compensation Plans            563
     Warrants                             27
     Convertible Preferred Stock          12
                                    --------
Diluted Net Income Per Share          41,266   $ 35,628      $  0.86    $    341     $  0.01     $ 35,969       $  0.87
                                    ========   ========    =========    ========   =========     ========     =========

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

Overview

         We are one of largest automotive retailers in the United States, as measured by total revenue, operating 186 dealership franchises at 136 locations and 43 collision repair centers throughout the United States as of August 12, 2002. We own and operate franchises for 36 different brands of cars and light trucks, providing comprehensive services including sales of both new and used cars and light trucks, replacement parts and vehicle maintenance, warranty, paint and repair services. We also arrange extended warranty contracts and financing and insurance for our automotive customers.

         The following table depicts the breakdown of our new vehicle revenues by brand for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001:

                                       Percentage of New        Percentage of New
                                     Vehicle Revenues for     Vehicle Revenues for
                                       the Three Months       the Six Months Ended
                                        Ended June 30,              June 30,
                                       2001        2002         2001         2002
                                    ---------   ----------   ----------   ----------
      Brand (1)
      Ford .......................      20.3%        17.7%        19.4%        18.6%
      General Motors (2) .........      10.8%        22.3%        10.9%        19.1%
      Honda ......................      13.5%        12.7%        13.9%        13.2%
      Toyota .....................      11.5%        10.3%        11.2%        11.0%
      BMW ........................      11.8%        10.5%        11.5%        10.7%
      Chrysler (3) ...............       8.3%         6.9%         9.0%         7.1%
      Lexus ......................       5.5%         4.5%         5.7%         4.8%
      Nissan .....................       4.7%         2.8%         4.9%         3.3%
      Other (4) ..................      13.6%        12.3%        13.5%        12.2%
                                     -------      -------      -------      -------
      Total ......................     100.0%       100.0%       100.0%       100.0%
                                     =======      =======      =======      =======

         (1) Amounts reflect certain reclassifications in order to make Sonic's presentation more consistent with peer group and revised accounting standards regarding manufacturer incentives.
         (2) Includes Buick, Cadillac, Chevrolet, GMC, Oldsmobile, and Pontiac.
         (3) Includes Chrysler, Dodge, Jeep, and Plymouth.
         (4) Includes Acura, Audi, Bentley, Hino Trucks, Hyundai, Infiniti, Isuzu, KIA, Land Rover, Lincoln, Mazda, Mercedes, Mercury, Mitsubishi, Porsche, Rolls Royce, Saab, Subaru, Volkswagen, and Volvo.

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

         Sales of new and used vehicles are cyclical and historically have experienced periodic downturns, characterized by oversupply and weak demand. Many factors affect vehicle sales including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates, manufacturer incentives and available credit. In the first half of 2002, industry-wide selling rates of new vehicles were modestly below 2001 levels. However, our dealerships in Northern California and Dallas continue to experience significant declines in revenue run rates due to the depressed economic conditions in those markets compared to the rest of the country. While the automotive retailing business is cyclical, we sell several products and services that are not closely

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

tied to the sale of new and used vehicles. These products and services include our parts, service and collision repair businesses, none of which are dependent upon near-term new vehicle sales volume.

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

         Salary expense, benefits costs, facility rent and advertising expenses comprise the majority of our selling, general and administrative expenses. Approximately 63.3% of our selling, general and administrative expenses for the six months ended June 30, 2002 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable expenses, such as advertising (7.8% of selling, general and administrative expenses) and non-salaried sales compensation (50.8% of selling, general and administrative expenses) expenses, so that they are generally related to vehicle sales gross profit and can be adjusted in response to changes in vehicle sales gross profit. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and all other non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. Many of our compensation plans are based on net profit at the dealership or regional level, after floor plan interest. As a result, compensation expense as a percentage of reported gross profit may fluctuate based on changes in floor plan interest, which is not included in gross profit.

         Interest expense fluctuates based primarily on the level of the inventory of new vehicles held at our dealerships, substantially all of which is financed through floor plan financing, as well as the amount of indebtedness incurred for acquisitions. Our floor plan expenses are substantially offset by amounts received from manufacturers, in the form of floor plan assistance. These payments are credited against our cost of sales. During the six months ended June 30, 2002, the amounts we received from floor plan assistance exceeded our floor plan interest expense by approximately $6.3 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives.

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

         We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our unaudited consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to June 30, 2002. As a result of the effects of our acquisitions and of other potential factors in the future, the historical consolidated financial information described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

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

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         Receivables, net - Our receivables, net consist primarily of contracts in transit and amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We believe that there is minimal risk of uncollectability on warranty receivables. We evaluate parts and other receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts we have recorded for accounts receivable is not significant. As of June 30, 2002, we also had outstanding notes receivable from finance contracts of $15.7 million (net of an allowance for credit losses of $2.1 million). These notes have average terms of approximately 30 months and are secured by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts.

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

         We assess the valuation of all of our vehicle and parts inventories and maintain a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, we primarily consider the age of the vehicles along with the timing of annual and model changeovers. For used vehicles we consider recent market data and trends such as loss histories along with the current age of the inventory. Parts inventories are primarily assessed considering excess quantity and continued usefulness of the part. The risk with parts inventories is minimized by the fact that, generally, excess or obsolete parts can be returned to the manufacturer. We have not recorded any significant reserves on any of our inventory balances.

         Income taxes - We provide for deferred taxes at currently enacted tax rates for the tax effects of carry forward items and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established when management determines it is more likely than not that taxable income will not be sufficient to fully realize the benefits of deferred tax assets. We currently have not established any valuation allowance on our deferred tax assets.

         Long-Term Assets - We review the carrying value of long-term assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, we compare the carrying amount of the asset to the estimated undiscounted cash flows related to that asset. We conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If we determine an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, we determine fair value by using a discounted cash flow model.

         Goodwill -- Goodwill represents the excess purchase price over the estimated fair value of the tangible and separately measurable intangible net assets acquired. As of June 30, 2002, the carrying amount of goodwill was $885.0 million and represented 39.5% of total assets and 143.1% of total stockholders' equity. As of December 31, 2001, the carrying amount of goodwill was $738.1 million and represented 40.9% of total assets and 142.7% of total stockholders' equity.

         Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill acquired in business combinations is no longer amortized, but the carrying amount will be reviewed and reduced against operations if it is found to be impaired. The results of operations for the three and six months ended June 30, 2001 include goodwill amortization expense of $3.4 million and $6.7 million, respectively, net of tax. Diluted net income per share for the three and six months ended June 30, 2002 would have been $0.63 and $1.03, respectively, after the elimination of the tax-effected goodwill amortization.

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

         We also adopted SFAS No. 142: Goodwill and Other Intangible Assets. Among other things, SFAS No. 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis (with an initial review within six months of adopting the new standard), but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS No. 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. Intangible assets determined to have a finite life are required to be reviewed for impairment in accordance with SFAS No. 144: Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life are not amortized and must be reviewed for impairment in accordance with the terms of SFAS No. 142. The adoption of SFAS No. 142 on January 1, 2002 resulted in the elimination of approximately $22.1 million of annual goodwill amortization. We have completed our initial impairment test of goodwill in accordance with the provisions of SFAS No. 142 and have concluded that no impairment of recorded goodwill balances exist as of June 30, 2002.

         We adopted the provisions of SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets as of January 1, 2002. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 requires certain long-lived assets to be reported at the lower of carrying amount or fair value, less cost to sell, and provides guidance in asset valuation and measuring impairment. When Sonic disposes of dealerships, the results of operations of those dealerships are now required to be reflected in discontinued operations. The adoption of this standard resulted in net income of $0.2 million and $0.9 million being classified as discontinued operations on the unaudited consolidated statements of income for the three months ended June 30, 2001 and 2002, respectively and $0.3 million and $0.4 million for the six months ended June 30, 2001 and 2002, respectively.

Results of Operations

         The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in our unaudited consolidated statements of income:

                                                                       Percentage of Total      Percentage of Total
                                                                     Revenues for the Three    Revenues for the Six
                                                                      Months Ended June 30,    Months Ended June 30,
                                                                        2001        2002         2001        2002
                                                                        ----        ----         ----        ----
      Revenues:
        New vehicle revenues                                            60.09%       59.66%       59.02%       59.62%
        Used vehicle revenues (retail)                                  18.42%       17.65%       18.81%       17.60%
        Wholesale vehicle revenues                                       6.36%        7.36%        7.01%        7.12%
        Parts, service and collision repair                             11.96%       12.55%       12.20%       12.80%
        Finance, insurance and other                                     3.17%        2.78%        2.96%        2.86%
                                                                     --------     --------     --------     --------
      Total revenues                                                   100.00%      100.00%      100.00%      100.00%
      Cost of sales                                                     84.52%       84.63%       84.71%       84.48%
                                                                     --------     --------     --------     --------
      Gross profit                                                      15.48%       15.37%       15.29%       15.52%
      Selling, general and administrative expenses                      11.49%       11.81%       11.58%       12.07%
      Depreciation                                                       0.13%        0.12%        0.12%        0.11%
      Goodwill amortization                                              0.30%        0.00%        0.30%        0.00%
                                                                     --------     --------     --------     --------
      Operating income                                                   3.56%        3.44%        3.29%        3.34%
      Interest expense, floorplan                                       (0.64%)      (0.34%)      (0.72%)      (0.34%)
      Interest expense, other                                           (0.55%)      (0.51%)      (0.61%)      (0.52%)
      Other income                                                       0.00%        0.01%        0.00%        0.00%
                                                                     --------     --------     --------     --------
      Income from continuing operations before income taxes              2.37%        2.60%        1.96%        2.48%
      Provision for income taxes                                        (0.92%)      (1.00%)      (0.76%)      (0.94%)
                                                                     --------     --------     --------     --------
      Net income from continuing operations                              1.45%        1.60%        1.20%        1.54%
        Income from operations of discontinued dealerships               0.02%        0.07%        0.02%        0.02%
        Income tax expense                                              (0.01%)      (0.02%)      (0.01%)      (0.01%)
                                                                     --------     --------     --------     --------
      Net income from discontinued operations                            0.01%        0.05%        0.01%        0.01%
      Net income                                                         1.46%        1.65%        1.21%        1.55%
                                                                     ========     ========     ========     ========

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



     During the first half of 2002, Sonic disposed of nine franchises, resulting in the closing of six dealerships, and approved, but had not completed the sale of, nine additional franchises, which will result in the closing of six dealerships. These were generally smaller dealerships with unprofitable operations. These dealerships disposed of and held for sale generated combined revenues of $61.1 million and $120.2 million in the three and six months ended June 30, 2002, respectively, and $71.6 million and $144.3 million in the three and six months ended June 30, 2001, respectively, and generated pre-tax income of $1.3 million and $0.5 million in the three and six months ended June 30, 2002, respectively, and $0.3 million and $0.6 million in the three and six months ended June 30, 2001, respectively. In accordance with the provisions of SFAS No. 144, the results of operations of these dealerships, including gains or losses on disposition, have been included in the net income from discontinued operations in the accompanying unaudited consolidated statements of income.

     In addition to the dispositions discussed above, during the year ended December 31, 2001, we sold or otherwise disposed of assets from 15 other dealership franchises, resulting in the closing of nine dealerships. These dealerships generated combined revenues of $28.8 million and $63.1 million for the three and six months ended June 30, 2001, respectively, and incurred pretax losses of $0.7 million and $2.5 million in the three and six months ended June 30, 2001, respectively. Since these were disposed of prior to the adoption of SFAS No. 144 on January 1, 2002, the results of operations of these dealerships have been included in income from continuing operations in the accompanying unaudited consolidated statements of income.

     In order to make the comparison of our results of ongoing operations for the three and six months ended June 30, 2002 to the three and six months ended June 30, 2001 more meaningful, we have disregarded the effect on operations of all dealerships disposed, including those sold during the year ended December 31, 2001, which have been included in income from continuing operations, and those sold or designated for sale during the six months ended June 30, 2002, which have been included in income from discontinued operations. The tables below provide information regarding the operations of these dealerships which we disposed of during 2001 and those dealerships still being operated as of June 30, 2002.

Revenues

                                 For the Quarter Ended        $         %        For the Six Months Ended      $           %
                               -------------------------                        --------------------------
                                 6/30/2002    6/30/2001    Change     Change     6/30/2002      6/30/2001    Change      Change
                               ------------  -----------  --------   --------   -----------    -----------  --------    --------
Total Revenues (in thousands)
  Same Store                     $ 1,459,473   $ 1,497,613   (38,140)    (2.5%)    $ 2,807,866   $ 2,885,056    (77,190)     (2.7%)
  Acquisitions                       447,955        12,478   435,477   3490.0%         650,423        29,944    620,479    2072.1%
                                 -----------   -----------                         -----------   -----------
      Total Ongoing Dealerships    1,907,428     1,510,091   397,337     26.3%       3,458,289     2,915,000    543,289      18.6%
Disposed in 2001                           -        28,840                                   -        63,113
                                 -----------   -----------                         -----------   -----------
      Total As Reported          $ 1,907,428   $ 1,538,931   368,497     23.9%     $ 3,458,289   $ 2,978,113    480,176      16.1%
                                 ===========   ===========                         ===========   ===========

     Dealerships acquired resulted in an increase in revenues from ongoing dealerships in all of our primary revenue areas both in the second quarter and first half of 2002 but was offset by a decrease in "same store" revenues (dealerships included in "same store" represent those dealerships which have been owned since April 1, 2001). The decrease in same store revenues was primarily due to our Northern California region and Dallas market, which accounted for $33.0 and $22.8 million, respectively, of the same store revenue decrease for the three months ended June 30, 2002 and $77.1 and $36.1 million, respectively, of the same store revenue decrease for the six months ended June 30, 2002. These two markets have experienced depressed economic conditions compared to the rest of the country. These declines were partially offset by an increase in revenues in our Southern California market of $18.8 million and $37.0 million for the three and six months ended June 30, 2002, respectively.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



New Vehicles

                                     For the Quarter Ended   Units or $      %       For the Six Months Ended    Units or $    %
                                   ------------------------                         --------------------------
                                     6/30/2002   6/30/2001     Change     Change      6/30/2002     6/30/2001      Change   Change
                                   ------------ -----------  ----------  --------   -------------  -----------    -------- ---------
Total New Vehicle Units
  Same Store                            32,847      34,272     (1,425)     (4.2%)         62,385        65,195     (2,810)    (4.3%)
  Acquisitions                           8,374         274      8,100    2956.2%          12,837           413     12,424   3008.2%
                                   -----------   ---------                           -----------   -----------
     Total Ongoing Dealerships          41,221      34,546      6,675      19.3%          75,222        65,608      9,614     14.7%
  Disposed in 2001                           -         322                                     -         1,421
                                   -----------   ---------                           -----------   -----------
     Total As Reported                  41,221      34,868      6,353      18.2%          75,222        67,029      8,193     12.2%
                                   ===========   =========                           ===========   ===========
Total New Vehicle Revenues (in thousands)
  Same Store                       $   886,076   $ 902,125    (16,049)     (1.8%)    $ 1,690,010   $ 1,715,478    (25,468)    (1.5%)
  Acquisitions                         251,839       6,306    245,533    3893.6%         371,652         9,511    362,141   3807.6%
                                   -----------   ---------                           -----------   -----------
     Total Ongoing Dealerships       1,137,915     908,431    229,484      25.3%       2,061,662     1,724,989    336,673     19.5%
  Disposed in 2001                           -      16,314                                     -        32,706
                                   -----------   ---------                           -----------   -----------
     Total As Reported             $ 1,137,915   $ 924,745    213,170      23.1%     $ 2,061,662   $ 1,757,695    303,967     17.3%
                                   ===========   =========                           ===========   ===========
Total New Vehicle Unit Price
  Same Store                       $    26,976   $  26,323        653       2.5%     $    27,090   $    26,313        777      3.0%
  Total Ongoing Dealerships        $    27,605   $  26,296      1,309       5.0%     $    27,408   $    26,292      1,116      4.2%

     Same store unit sales were negatively affected from weaker economic conditions in our Northern California region, evidenced by significantly higher unemployment rates compared to the rest of the country, where same store unit sales declined by 926 units, or 12.5%, in the second quarter of 2002 and by 2,274 units, or 15.4% for the first half of 2002. In addition, similar economic conditions in the Dallas market resulted in same store unit sales declines of 782 units or 19.5% in the second quarter 2002 and by 1,258 units, or 16.8% in the first half of 2002. These decreases were partially offset by significant increases in unit sales in our Southern California region of 231 units or 7.4% for the three months ended June 30, 2002 and 525 units or 8.9% for the six months ended June 30, 2002.

Used Vehicles

                                For the Quarter Ended    Units or $     %         For the Six Months Ended   Units or $     %
                               ------------------------                          --------------------------
                               6/30/2002      6/30/2001   Change      Change      6/30/2002      6/30/2001    Change     Change
                               ----------     ---------  --------    --------    ----------      ----------  --------   --------
Total Used Vehicle Units
Same Store                          16,739      18,905    (2,166)    (11.5%)         33,057        37,102     (4,045)    (10.9%)
Acquisitions                         4,850          90     4,760    5288.9%           7,070           399      6,671    1671.9%
                                 ---------   ---------                            ---------     ---------
 Total Ongoing Dealerships          21,589      18,995     2,594      13.7%          40,127        37,501      2,626       7.0%
Disposed in 2001                         -          94                                    -           858
                                 ---------   ---------                            ---------     ---------
 Total As Reported                  21,589      19,089     2,500      13.1%          40,127        38,359      1,768       4.6%
                                 =========   =========                            =========     =========
Total Used Vehicle Revenues (in thousands)
Same Store                       $ 251,692   $ 276,300   (24,608)     (8.9%)      $ 490,881     $ 543,821    (52,940)     (9.7%)
Acquisitions                        85,037       1,373    83,664    6093.5%         117,639         3,303    114,336    3461.6%
                                 ---------   ---------                            ---------     ---------
 Total Ongoing Dealerships         336,729     277,673    59,056      21.3%         608,520       547,124     61,396      11.2%
Disposed in 2001                         -       5,838                                    -        13,091
                                 ---------   ---------                            ---------     ---------
 Total As Reported               $ 336,729   $ 283,511    53,218      18.8%       $ 608,520     $ 560,215     48,305       8.6%
                                 =========   =========                            =========     =========
Total Used Vehicle Unit Price
Same Store                       $  15,036   $  14,615       421       2.9%       $  14,850     $  14,657        193       1.3%
Total Ongoing Dealerships        $  15,597   $  14,618       979       6.7%       $  15,165     $  14,590        575       3.9%

     A significant factor negatively impacting same store unit sales has been a narrowing focus by many of the manufacturers' captive finance companies on underwriting used vehicle sales at only those dealerships selling their brands, as well as a tightening of credit standards by other finance companies which have affected consumers' ability to finance used vehicle purchases and have thus reduced retail activity. Also contributing to the decline in used vehicle sales are competitive pressures from strong manufacturer incentives and rate subsidies on new vehicles.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Wholesale Vehicles

                                   For the Quarter Ended    Units or $    %        For the Six Months Ended    Units or $     %
                                  ------------------------                         -------------------------
                                  6/30/2002      6/30/2001    Change    Change       6/30/2002    6/30/2001      Change     Change
                                  ----------    ----------   --------  --------    ------------  -----------    ---------  --------
Total Wholesale Vehicle Units
  Same Store                         13,975        14,314       (339)     (2.4%)       27,887        28,729        (842)     (2.9%)
  Acquisitions                        5,032           252      4,780    1896.8%         8,014           633       7,381    1166.0%
                                  ---------      --------                           ---------     ---------
      Total Ongoing Dealerships      19,007        14,566      4,441      30.5%        35,901        29,362       6,539      22.3%
  Disposed in 2001                        -           267                                   -         1,123
                                  ---------      --------                           ---------     ---------
      Total As Reported              19,007        14,833      4,174      28.1%        35,901        30,485       5,416      17.8%
                                  =========      ========                           =========     =========
Total Wholesale Vehicle Revenues (in thousands)
  Same Store                      $  98,576      $ 92,548      6,028       6.5%     $ 185,933     $ 188,342      (2,409)     (1.3%)
  Acquisitions                       41,867         2,333     39,534    1694.6%        60,199        13,098      47,101     359.6%
                                  ---------      --------                           ---------     ---------
      Total Ongoing Dealerships     140,443        94,881     45,562      48.0%       246,132       201,440      44,692      22.2%
  Disposed in 2001                        -         2,926                                   -         7,286
                                  ---------      --------                           ---------     ---------
      Total As Reported           $ 140,443      $ 97,807     42,636      43.6%     $ 246,132     $ 208,726      37,406      17.9%
                                  =========      ========                           =========     =========
Total Wholesale Unit Price
  Same Store                      $   7,054      $  6,466        588       9.1%     $   6,667     $   6,556         111       1.7%
  Total Ongoing Dealerships       $   7,389      $  6,514        875      13.4%     $   6,856     $   6,861          (5)     (0.1%)

     The increase in same store wholesale vehicle revenues is due primarily to an increase in average price per unit compared to the prior year period. The decline in same store wholesale vehicle revenues during the first half of 2002 compared to the same period last year was due to a decline in units sold, particularly in our Northern California region.

Fixed Operations

                                    For the Quarter Ended        $          %        For the Six Months Ended      $          %
                                   -----------------------                           ------------------------
                                   6/30/2002     6/30/2001    Change      Change     6/30/2002      6/30/2001   Change     Change
                                   ---------     ---------   --------    --------    ---------      ---------  --------   --------
Total Fixed Operations (in thousands)
  Same Store                       $ 181,410     $ 179,402      2,008       1.1%     $ 359,862     $ 352,180     7,682       2.2%
  Acquisitions                        57,908         1,490     56,418    3786.4%        82,803         2,450    80,353    3279.7%
                                   ---------     ---------                           ---------     ---------
      Total Ongoing Dealerships      239,318       180,892     58,426      32.3%       442,665       354,630    88,035      24.8%
Disposed in 2001                           -         3,239                                   -         8,740
                                   ---------     ---------                           ---------     ---------
      Total As Reported            $ 239,318     $ 184,131     55,187      30.0%     $ 442,665     $ 363,370    79,295      21.8%
                                   =========     =========                           =========     =========

     Same store parts, service and collision repair revenues (fixed operations) increased for the second quarter 2002 and in the first half of 2002 over the same periods last year, resulting in part from investments in real estate and construction projects on collision facilities, which allowed us to increase our overall service and parts capacity; partially offset by declines in wholesale parts revenues at one dealership of $1.0 million or 17.5%, and $2.6 million or 21.0% for the three and six months end June 30, 2002, respectively, compared to the same periods in last year.

Finance and Insurance

                                     For the Quarter Ended      $          %       For the Six Months Ended      $         %
                                    -----------------------                       --------------------------
                                    6/30/2002     6/30/2001   Change     Change    6/30/2002       6/30/2001   Change    Change
                                    ---------     ---------                       ----------       ---------
Total Finance & Insurance Revenue (in thousands)
  Same Store                        $ 41,719      $ 47,237    (5,518)    (11.7%)   $ 81,181        $ 85,235    (4,054)    (4.8%)
  Acquisitions                        11,304           977    10,327    1057.0%      18,129           1,582    16,547   1046.0%
                                    --------      --------                         --------        --------
      Total Ongoing Dealerships       53,023        48,214     4,809      10.0%      99,310          86,817    12,493     14.4%
  Disposed in 2001                         -           523                                -           1,290
                                    --------      --------                         --------        --------
      Total As Reported             $ 53,023      $ 48,737     4,286       8.8%    $ 99,310        $ 88,107    11,203     12.7%
                                    ========      ========                         ========        ========
Total F&I per Unit
  Same Store                        $    841      $    888       (47)     (5.3%)   $    851        $    833        18      2.2%
  Total Ongoing Dealerships         $    844      $    901       (57)     (6.3%)   $    861        $    842        19      2.3%

     Same store finance and insurance revenues were negatively impacted by the decline in retail vehicle unit sales in our Northern California, Dallas and Houston regions, due primarily to weak economic conditions. Finance and insurance revenues in these markets

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

declined $3.9 million or 18.6% and $4.2 million or 11.1%, for the second quarter 2002 and the first half 2002, respectively, compared to the same periods last year.

Gross profit and gross margin

                                   For the Quarter Ended        $          %       For the Six Months Ended       $          %
                                 -------------------------                        --------------------------
                                  6/30/2002     6/30/2001    Change     Change     6/30/2002      6/30/2001     Change     Change
                                 -----------   -----------  --------   --------   -----------    -----------   --------   --------
Total Gross Profit (in thousands)
  Same Store                      $  219,727    $  223,787    (4,060)     (1.8%)   $  428,455     $  429,815     (1,360)     (0.3%)
  Acquisitions                        73,375        11,505    61,870     537.8%       108,424         17,971     90,453     503.3%
                                 -----------   -----------                        -----------    -----------
    Total Ongoing Dealerships        293,102       235,292    57,810      24.6%       536,879        447,786     89,093      19.9%
Disposed in 2001                           -         2,909                                  -          7,658
                                 -----------   -----------                        -----------    -----------
    Total As Reported             $  293,102    $  238,201    54,901      23.0%    $  536,879     $  455,444     81,435      17.9%
                                 ===========   ===========                        ===========    ===========

         Ongoing dealership gross profit as a percentage of related revenues ("gross margin") for the three months ended June 30, 2002 decreased to 15.4% from 15.6% primarily due to a decrease in the percentage of revenues contributed by finance and insurance products, which earn higher margins than vehicle sales. Finance and insurance revenues as a percentage of total revenues decreased to 2.8% in the second quarter of 2002 from 3.2% in the second quarter of 2001. This was partially offset by an increase in parts, service and collision repair revenues as a percentage of total revenues to 12.5% in the second quarter of 2002 from 12.0% in the second quarter of 2001.

         Ongoing dealership gross margin for the six months ended June 30, 2002 increased to 15.5% from 15.4% for the first half of 2002, due primarily to an increase in the percentage of revenues contributed by parts, service, and collision repair services and products. Parts, service, and collision repair revenues as a percentage of total revenues increased to 12.8% in the first half of 2002 from 12.2% in the first half of 2001. Finance and insurance revenues as a percentage of total revenues remained relatively flat for the first half of 2002 compared to the same period last year. In addition, our parts, service, and collision repair and finance and insurance products from ongoing dealerships contributed 57.6% of the total gross profit in the first half of 2002 from 55.8% in the first half of 2001.

Selling, general and administrative expenses

                                   For the Quarter Ended        $          %       For the Six Months Ended       $          %
                                 -------------------------                        --------------------------
                                  6/30/2002     6/30/2001    Change     Change     6/30/2002      6/30/2001     Change     Change
                                 -----------   -----------  --------   --------   -----------    -----------   --------   --------
Total SG&A (in thousands)
  Same Store                      $  167,955    $  162,961     4,994       3.1%     $ 328,776     $  318,133     10,643       3.3%
  Acquisitions                        57,362        10,057    47,305     470.4%        88,494         17,145     71,349     416.2%
                                 -----------   -----------                        -----------    -----------
    Total Ongoing Dealerships        225,317       173,018    52,299      30.2%       417,270        335,278     81,992      24.5%
Disposed in 2001                           -         3,796                                  -          9,729
                                 -----------   -----------                        -----------    -----------
    Total As Reported             $  225,317    $  176,814    48,503      27.4%     $ 417,270     $  345,007     72,263      20.9%
                                 ===========   ===========                        ===========    ===========

         Total selling, general, and administrative expenses from ongoing dealerships as a percentage of gross profit increased to 76.9% in the second quarter of 2002 from 73.5% in the second quarter of 2001, and to 77.7% in the first half of 2002 from 74.9% in the first half of 2001. Of our selling, general and administrative expenses from ongoing dealerships, approximately 64.0% in the second quarter of 2002 and 63.3% in the first half of 2002 were variable, comprised primarily of non-salaried sales compensation and advertising, and approximately 36.0% in the second quarter of 2002 and 36.7% in the first half of 2002 were fixed, comprised primarily of fixed compensation and rent expense.

         Variable selling, general and administrative expenses are generally tied to vehicle gross profits and can be adjusted in response to changes in sales volume or gross profits. As a percentage of gross profits from ongoing dealerships, related variable expenses increased to 49.2% in the second quarter of 2002 from 46.6% in the second quarter of 2001, and to 49.2% in the first half of 2002 from 47.5% in the first half of 2001. This is primarily due to increases in compensation expense as a percentage of gross profits to 39.0% in the second quarter of 2002 from 37.4% in the second quarter of 2001 and to 39.5% in the first half of 2002, from 38.2% in the first half of 2001. However, as discussed in our "Overview", many of our compensation plans are based on net profit at the dealership or regional level, after floor plan interest, and, as a result, compensation expense as a percentage of reported gross profits is subject to significant fluctuations based on changes in floor plan interest expense. Therefore, due to the decrease in floor plan interest expense, if we classify floor plan interest expense as a component of cost of sales, selling, general and administrative expenses from

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ongoing operations as a percentage of related gross profit would have actually only increased moderately to 78.6% in the second quarter of 2002 from 76.7% in second quarter of 2001, and slightly increased to 79.5% in the first half of 2002 from 79.4% for the first half of 2001.

         Variable expenses from ongoing dealerships also increased due to an increase in advertising expense. As a percentage of gross profits, advertising expense increased to 6.4% in the second quarter of 2002 from 5.2% in the second quarter of 2001, and to 6.1% in the first half of 2002 from 5.3% in the first half of 2001. This resulted from a concious and determined effort to increase advertising spending in an effort to increase traffic into our dealerships.

         Fixed expenses from ongoing dealerships increased as a percentage of gross profits to 27.7% in the second quarter of 2002 from 26.9% in the first quarter of 2001, and 28.5% in the first half of 2002 from 27.3% in the first half of 2001. This was primarily the result of significant investments in human resources and infrastructure in advance of our recent acquisitions, including the Massey acquisition, in order to support our acquisition growth and integration plans. These expenses as a percentage of gross profits are expected to stabilize in future quarters as increased gross profits are realized as a result of these investments. In addition, increases in healthcare costs and worker's compensation insurance also negatively impacted the second quarter of 2002 and the first half of 2002 as compared to the same periods last year.

Depreciation and amortization

                                 For the Quarter Ended         $           %        For the Six Months Ended        $         %
                               -------------------------                          ----------------------------
                                6/30/2002     6/30/2001     Change      Change     6/30/2002        6/30/2001     Change    Change
                               -----------   -----------   ---------   --------   -----------      -----------   --------  --------
Total Depreciation (in thousands)
Same Store                      $    1,479    $    1,698        (219)    (12.9%)   $    3,054       $    3,062        (8)    (0.3%)
Acquisitions                           725           148         577     389.9%         1,121              295       826    280.0%
                               -----------   -----------                          -----------      -----------
   Total Ongoing Dealerships         2,204         1,846         358      19.4%         4,175            3,357       818     24.4%
Disposed in 2001                         -           106                                    -              198
                               -----------   -----------                          -----------      -----------
   Total As Reported            $    2,204    $    1,952         252      12.9%    $    4,175       $    3,555       620     17.4%
                               ===========   ===========                          ===========      ===========

         During the last 12 months ending June 30, 2002, the balance of gross property and equipment, excluding land and construction in process, increased approximately $18.6 million, or 22.7%, of which approximately $12.6 million resulted from additional capital expenditures and approximately $10.0 million from dealership acquisitions; partially offset by $4.0 million of disposals and other adjustments. As a percentage of total revenues, depreciation expense was 0.1% in both the second quarter and first half of 2002 and 2001.

         In accordance with SFAS No. 142, there is no amortization expense of goodwill in 2002. Goodwill amortization expense as a percentage of total revenues was 0.3% in both the second quarter of 2001 and the first half of 2001.

Floor plan interest expense


                                 For the Quarter Ended         $           %        For the Six Months Ended        $         %
                               -------------------------                          ----------------------------
                                6/30/2002     6/30/2001     Change      Change     6/30/2002        6/30/2001     Change    Change
                               -----------   -----------   ---------   --------   -----------      -----------   --------  --------
Interest Expense, floor plan (in thousands)
   Total Ongoing Dealerships    $   (6,543)   $   (9,694)      3,151     (32.5%)   $  (11,849)      $  (20,791)    8,942    (43.0%)
Disposed in 2001                         -          (216)                                   -             (608)
                               -----------   -----------                          -----------      -----------
   Total As Reported            $   (6,543)   $   (9,910)      3,367     (34.0%)   $  (11,849)      $  (21,399)    9,550    (44.6%)
                               ===========   ===========                          ===========      ============

         As a percentage of total revenues, floor plan interest expense from ongoing dealerships decreased to 0.3% in the second quarter of 2002 from 0.6% in the second quarter of 2001, and 0.3% in the first half of 2002 from 0.7% in the first half of 2001. The change reflects a same store decrease of $4.7 million and $11.5 million, offset by increases due to acquisitions of $1.5 million and $2.6 million for the three and six months ended June 30, 2002, respectively. Of the same store decrease, $3.5 million and $8.3 million for the three and six months ended June 30, 2002, respectively, was due to a decrease in the average floor plan interest rate to 3.7% in the second quarter of 2002 from 6.5% in the second quarter of 2001, and 3.7% in the first half of 2002 from 7.1% in the first half of 2001. The remainder of the same store decrease was due to a decrease in the average floor plan liability to $516.7 million in the second quarter of

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

2002 from $588.8 million in the second quarter of 2001 and $500.2 million in the first half of 2002 from $592.8 million in the first half of 2001.

Other interest expense

     Other interest expense increased $1.2 million, or 14.8%, during the second quarter of 2002 compared to the same period last year, but slightly decreased $0.3 million, or 1.8%, during the first half of 2002 compared to the same period last year.

     During the three months ended June 30, 2002, this increase in interest expense, other was primarily due to $3.5 million in interest incurred on an additional $75.0 million of 11% Senior Subordinated Notes due 2008 issued in November 2001 and on $149.5 million of 5 1/4% Convertible Senior Subordinated Notes issued in May 2002. This increase was offset partially by lower interest expense on our Revolving Credit Facility (the "Revolving Facility") with Ford Motor Credit Company, Chrysler Financial Company, LLC and Toyota Motor Credit Corporation, of approximately $2.9 million. Of the decrease in interest incurred under our Revolving Facility, approximately $2.1 million was due to a decrease in the average interest rate from 7.1% to 4.7%, and approximately $0.8 million was due to a decrease in the average outstanding balance resulting from the refinancing of a portion of our Revolving Facility using proceeds from the issuance of an additional $75.0 million in 11% Senior Subordinated Notes and $149.5 million of 5 1/4% Convertible Senior Subordinated Notes, offset partially by cash used in acquisition activities. This decrease, however, was offset by the effective conversion of $200.0 million of our variable rate debt to a fixed rate through two separate $100.0 million interest rate swap agreements entered into on January 15, 2002 and June 6, 2002, whereby we receive interest payments based on a variable rate of LIBOR and make interest payments at a fixed rates of 3.88% and 4.50%, respectively, resulting in an additional $0.5 million in interest expense in the three months ended June 30, 2002.

     During the six months ended June 30, 2002, this slight decrease in interest expense, other was due to lower interest expense on our Revolving Facility of approximately $7.4 million. Of the decrease in interest incurred under our Revolving Facility, approximately $5.7 million was due to a decrease in the average interest rate to 4.6% from 7.8%, and approximately $1.6 million was due to a decrease in the average outstanding balance resulting from the refinancing of a portion of our Revolving Facility using proceeds from the issuance of an additional $75.0 million in 11% Senior Subordinated Notes and $149.5 million of 5 1/4% Convertible Senior Subordinated Notes, offset partially by cash used in acquisition activities. This decrease, however, was offset by an additional $0.9 million in interest expense related to the interest rate swaps discussed above. This decrease was also offset by $5.7 million in interest incurred on the 11% Senior Subordinated Notes and 5 1/4% Convertible Senior Subordinated Notes discussed above.

Provision for income taxes

     Our effective income tax rate decreased to 38.2% in the second quarter of 2002 from 39.0% in the second quarter of 2001, and to 38.1% in the first half of 2002 from 39.0% in the first half of 2001, primarily as a result of the elimination of goodwill amortization. The effect of the lower effective tax rate was offset by higher pre-tax income in the 2002 periods.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to meet these requirements. Although not required under the terms of any credit agreement, our practice has been to apply all of our available cash to reduce the outstanding balance on our revolving credit facility for the purpose of maximizing the return on these funds and minimizing interest expense.

Contracts in Transit:

     Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given Sonic initial, non-binding approval to assume Sonic's position as creditor. Funding and final approval from the finance source is provided upon the finance source's review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Based on our experience, there is minimal risk of these contracts in transit not being approved and funded by the initial finance source. In rare instances where the pre-approving initial finance source does not give final approval of the loan or lease agreement, we are typically able to arrange for financing through another third-party finance source. In addition, as discussed previously, contracts in transit are typically funded within ten days after the initial approval given by the finance source. As a result, we do not believe that contracts in transit have any meaningful impact on our company's liquidity.

Floor Plan Facilities:

     We finance our new vehicle inventory through standardized floor plan credit facilities with the following:

                                                                      2002                       Outstanding Balance
                                                                                     --------------------------------------------
Lender                                                           Availability          June 30, 2002        December 31, 2001
-------------------------------------------------------------    ---------------     -----------------   ------------------------
Chrysler Financial Company, LLC ("Chrysler Financial")           $750 million         $181.0 million         $142.6 million

General Motors Acceptance Corporation ("GMAC")                   $290 million         $160.0 million         $51.7 million

Ford Motor Credit Company ("Ford Motor Credit")                  $650 million         $419.3 million         $377.2 million

Toyota Motor Credit Corporation ("Toyota Credit")                $100 million         $32.9 million          $16.4 million

     Amounts outstanding under the Chrysler Financial and Toyota Credit floor plan facilities bear interest at 1.25 percentage points above LIBOR (LIBOR was 1.84% at June 30, 2002). Amounts outstanding under the GMAC floor plan facility bear interest of 1.75 percentage points above LIBOR, subject to certain incentives and other adjustments, and amounts outstanding under the Ford Motor Credit floor plan facility bear interest at the prime rate (prime rate was 4.75% at June 30, 2002), also subject to certain incentives and other adjustments. The weighted average interest rate for our floor plan facilities was 6.53% and 3.45% for the three months ended June 30, 2001 and 2002, respectively, and 7.09% and 3.60% for the six months ended June 30, 2001 and 2002, respectively. Our floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance, which is recorded as a reduction of cost of sales. In the first half of 2002 we received approximately $18.6 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of 0%. Interest payments under each of our floor plan facilities are due monthly, but we are generally not required to make principal repayments prior to the sale of the vehicles.

     The underlying notes are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all restrictive covenants as of June 30, 2002.

Credit Facilities:

     The Convertible Senior Subordinated Notes Due 2009: On May 7, 2002, we issued $149.5 million in aggregate principal amount of 5 1/4% convertible senior subordinated notes with net proceeds, before expenses, of approximately $145.0 million. The net proceeds were used to repay a portion of the amounts outstanding under our Revolving Facility. The notes are unsecured obligations that rank equal in right of payment to all of Sonic's existing and future senior subordinated indebtedness, mature on May 7, 2009, and are redeemable at Sonic's option after May 7, 2005. Sonic's obligations under these notes are not guaranteed by any of its subsidiaries.

     In fiscal quarters after June 30, 2002, the notes are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of our Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the notes will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, which is subject to adjustment for certain distributions on, or changes in our Class A common stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert his notes into shares of our Class A common stock at any time after a 10 consecutive trading day period in which the average of the trading day prices for the notes for that 10 trading day period is less than 103% of the average conversion value for the notes during that period. The conversion value is equal to the product of the closing sale price for our Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principle amount of notes is then convertible.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Subsequent to June 30, 2002, we repurchased $5.5 million in aggregate principal amount of the convertible notes on the open market for approximately $4.1 million.

     The Revolving Facility: Sonic's Revolving Facility has a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $519.1 million at June 30, 2002). The amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR (LIBOR was 1.84% at June 30, 2002) and will mature on October 31, 2004 (but may be extended for a number of additional one year terms by Ford Motor Credit, Chrysler Financial and Toyota Credit). The Revolving Facility includes an annual commitment fee equal to .25% of the unused portion of the facility. The total outstanding balance was approximately $239.0 million as of June 30, 2002. Balances under our Revolving Facility are guaranteed by Sonic's operating subsidiaries.

     We agreed under the Revolving Facility not to pledge any of our assets to any third party (with the exception of currently encumbered assets of our dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants as of June 30, 2002 on the Revolving Facility are as follows:

                       Covenant             Required      Actual
             ---------------------------   -----------  ----------

             Current ratio                  **1.23            1.26
             Fixed charge coverage          **1.41            1.73
             Interest coverage              **2.00            3.88
             Adjusted debt to EBITDA         *2.25            1.72

     In addition, the loss of voting control over Sonic by O. Bruton Smith, Chairman and Chief Executive Officer, Scott Smith, President and Chief Operating Officer, and their spouses or immediate family members, or our failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in our dealership subsidiaries, will constitute an event of default under the Revolving Facility. We were in compliance with all restrictive covenants as of June 30, 2002.

     The Mortgage Facility: We currently have a revolving real estate acquisition and construction line of credit (the "Construction Loan") and a related mortgage refinancing facility (the "Permanent Loan" and collectively with the Construction Loan, the "Mortgage Facility") with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on September 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic's guarantee and a lien on all of the borrowing subsidiaries' real estate and other assets. Borrowings, net of repayments, under the Construction Loan in the first six months of 2002 were approximately $0.7 million and were primarily used in construction of dealership facilities. The total outstanding balance under the Construction Loan as of June 30, 2002 was approximately $7.8 million.

     Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. The total outstanding balance as of June 30, 2002 was approximately $4.0 million.

     The Mortgage Facility allows us to borrow up to $100 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by O. Bruton Smith, Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. We were in compliance with all restrictive covenants as of June 30, 2002.

     The Senior Subordinated Notes Due 2008: We currently have an aggregate principal balance of $200 million in senior subordinated notes outstanding which mature on August 1, 2008 and bear interest at a stated rate of 11.0%. The notes are unsecured and are redeemable at our option after August 1, 2003. Sonic's obligations under these notes are guaranteed by its operating

*   less than
**  greater than

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

subsidiaries. Interest payments are due semi-annually on February 1 and August
1. The notes are subordinated to all of our present and future senior indebtedness, including the Revolving Facility. Redemption prices during the 12-month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter.

     The indentures governing the senior subordinated notes contain certain specified restrictive and required financial covenants. We have agreed not to pledge our assets to any third party except under certain limited circumstances (for example, floor plan indebtedness). We have also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. We were in compliance with all restrictive covenants as of June 30, 2002.

Dealership acquisitions:

     During the first half of 2002, we acquired 23 dealerships for a combined purchase price of $145.0 million in cash and 1,470,588 shares of Class A common stock valued at approximately $38.0 million, based on the average closing price as quoted by the New York Stock Exchange for the three days before and after the acquisition was announced. The total purchase price for all of the above acquisitions was based on our internally determined valuation of the dealerships and their assets. The cash portion of the purchase price was financed by cash generated from our existing operations and by borrowings under our Revolving Facility.

     Subsequent to June 30, 2002, we acquired four dealerships for approximately $38.2 million in cash.

Investments in Unconsolidated Affiliates:

     We currently have 50% joint venture investments in North Point Volvo, LLC, a Volvo automobile dealership in the greater Atlanta area, and Fort Myers Collision Center, LLC, located in Florida, in which we initially invested $900,000 and $100,000, respectively. The partners in these joint ventures are not affiliated with Sonic. These entities are not consolidated into Sonic's financial statements because we do not have operating control of the entities. However, we have guaranteed $6.0 million in indebtedness between North Point Volvo, LLC and Bank of America, including a $5.5 million revolving floor plan financing agreement expiring in 2003, of which $3.0 million was outstanding as of June 30, 2002, and a $0.5 million term loan expiring in 2007. We have guaranteed no other obligations of either company. The investments are accounted for under the equity method whereby we record our share of each respective joint venture's pretax profit or loss. We recorded approximately $0.2 million in net income in the first half of 2002 related to these investments. We may elect to make future investments in these entities.

Sale-Leaseback Transactions:

     In an effort to generate additional capital, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. The majority of our sale-leaseback transactions are done with Capital Automotive REIT ("Capital Automotive"). Under our agreement with Capital Automotive, we have the ability to substitute properties in the lease portfolio should we decide to dispose of a dealership currently being leased from Capital Automotive. During the first half of 2002 we sold $12.6 million in dealership properties in sale-leaseback transactions.

Capital Expenditures:

     Other than construction of new dealerships and collision repair centers, our capital expenditures generally include building improvements and equipment for use in our dealerships. Capital expenditures in the first half of 2002 were approximately $29.8 million, of which approximately $23.5 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealerships and collision repair centers are generally sold in sale-leaseback transactions. As of June 30, 2002, total construction in progress was approximately $19.4 million. In addition, approximately $37.3 million related to construction costs on facilities and associated land, which are expected to be completed and sold within one year in sale-leaseback transactions have been classified in other current assets on the accompanying unaudited consolidated balance sheet as of June 30, 2002. We do not expect any significant gains or losses from these sales. Through August 10, 2002, there have been no additional sale/leaseback transactions.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Stock Repurchase Program:

     Sonic's Board of Directors has authorized Sonic to expend up to $100 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of June 30, 2002, Sonic has repurchased 6,415,264 shares of Class A common stock totaling approximately $61.4 million and has also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million.

     In addition to the $100 million authorized above, on August 7, 2002, Sonic's Board of Directors authorized Sonic to expend an additional $25.0 million for Sonic's share repurchase program. As of August 12, 2002, Sonic has repurchased a total of 7,031,264 shares of Class A common stock for approximately $74.1 million.

Cash Flows:

     For the six months ended June 30, 2002, net cash provided by operating activities was approximately $56.1 million, which was generated primarily by net income plus non-cash items such as depreciation, amortization and deferred income taxes. Increases in inventory and accounts receivable balances of $54.8 million in total were offset by increases in notes payable-floor plan and other liabilities of $56.1 million in total.

     Cash used for investing activities in the six months ended June 30, 2002 was approximately $135.6 million, the majority of which was related to dealership acquisitions. Our other principal investing activities include capital expenditures and dealership dispositions.

     In the six months ended June 30, 2002, net cash provided by financing activities was approximately $86.3 million and primarily related to $145.0 million of proceeds received from the issuance of 5 1/4% Convertible Senior Subordinated Notes. Proceeds received were used to repay a portion of the amounts outstanding under our senior revolving credit facility.

Future Liquidity Outlook:

     We believe our best source of liquidity for future growth remains our cash flows generated from operations. Combined with our availability of borrowings under our floor plan financing (or any replacements thereof) and other credit arrangements, we expect to generate more than sufficient cash flow to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase publicly traded debt securities, as market conditions warrant.

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

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. Our variable rate floor plan notes payable, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $854.2 million at June 30, 2002 and approximately $1.0 billion at June 30, 2001. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $3.9 million in the first half of 2002 and approximately $5.2 million in the first half of 2001. Of the total change in interest expense, approximately $3.3 million in both the first half of 2002 and 2001 would have resulted from floor plan notes payable.

     Our exposure with respect to floor plan notes payable is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are credited against our cost of sales. During the three months ended June 30, 2002, the amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $3.9 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives. A change in interest rates of 100 basis points would have had an estimated impact on floor plan assistance of approximately $3.0 million in the first half of 2002.

     In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuated based on LIBOR interest rates. A change of 100 basis points in the underlying rates would have caused a change in rent expense of approximately $1.3 million in the first half of 2002 and $1.1 million in the first half of 2001.

     In order to reduce our exposure to market risks from fluctuations in interest rates, we entered into two separate interest rate swap agreements on January 15, 2002 and June 6, 2000 to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The swaps each have a notional principal amount of $100 million and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the swap agreement entered into on January 15, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 3.88%. Under the terms of the swap agreement entered into on June 6, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of these interest rate swaps was $0.5 million and $0.9 million for the three and six months ended June 30, 2002, respectively, and has been included in interest expense, other in the accompanying unaudited consolidated statements of income.

     The interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the interest rate swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders' equity. The fair value of the interest rate swaps as of June 30, 2002, recorded in other long-term liabilities on the accompanying unaudited balance sheet, and the amount of the related hedging loss deferred and recorded in accumulated other comprehensive loss for the six months ended June 30, 2002 was approximately $2.6 million ($1.6 million net of tax). Because the critical terms of the interest rate swaps and the underlying debt obligation were the same, no ineffectiveness was recorded.

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

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on May 8, 2002, Thomas A. Price, Theodore M. Wright, H. Robert Heller and Robert L. Rewey were elected directors by Sonic's stockholders. Directors whose terms of office continued after the meeting were O. Bruton Smith, B. Scott Smith, Jeffrey C. Rachor, William R. Brooks, William P. Benton, William I. Belk, Maryann N. Keller and Thomas P. Capo. In addition to the election of four directors, the stockholders approved the following:

  . An amendment to the Sonic Automotive, Inc. 1997 Stock Option Plan (the "Stock Option Plan") to increase the number of shares of Class A Common Stock that may be issued pursuant to the Stock Option Plan from 6,000,000 to 8,000,000.

  . An amendment to the Sonic Automotive, Inc. Employee Stock Purchase Plan (the "Employee Plan") to increase the number of shares of Class A Common Stock that may be issued pursuant to the Employee Plan from 1,800,000 to 3,000,000.

  . The adoption of the Sonic Automotive, Inc. Incentive Compensation Plan (the "Incentive Plan").

  . Ratification of the appointment of Deloitte & Touche LLP as Sonic's independent public auditors for the fiscal year ending December 31, 2002.

                                      Votes For           Votes Withheld      Broker Non-Votes
                                      -----------         --------------      ----------------
Election of Thomas A. Price           143,794,602             938,349               0
Election of Theodore M. Wright        142,017,489           2,715,462               0
Election of H. Robert Heller          143,921,475             811,476               0
Election of Robert L. Rewey           143,918,362             814,589               0

                                                                            Votes          Broker
                                      Votes For           Votes Against     Abstained      Non-Votes
                                      ---------           -------------     ---------      ---------
Approval of Amendment to
  Stock Option Plan                   129,842,045          10,620,501        602,234        3,668,171
Approval of Amendment to
  Employee Plan                       139,194,077           1,271,362        599,341        3,668,171
Approval of Incentive Plan            140,153,427             311,489        599,864        3,668,171
Ratification of Deloitte & Touche
  as independent public auditors      144,297,901             413,964         21,086                0

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

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES
                               OTHER INFORMATION

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

4.1 Supplemental Indenture by and among Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Sonic's Amendment to Current Report on Form 8-K filed on May 6, 2002)

4.2 Form of 5-1/4% Convertible Senior Subordinated Note due 2009 (incorporated by reference to Exhibit 4.2 to Sonic's Amendment to Current Report on Form 8-K filed on May 6, 2002)

4.3 Subordination Agreement dated as of May 7, 2002 between O. Bruton Smith and U.S. Bank National Association (incorporated by reference to Exhibit
        4.3 to Sonic's Amendment to Current Report on Form 8-K filed on May 6,
        2002)

99.1    Risk Factors

99.2 Certification of Mr. Theodore M. Wright pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

        On April 15, 2002, we filed a Current Report on Form 8-K announcing that we had acquired substantially all of the Don Massey Dealerships.

        On May 3, 2002, we filed a Current Report on Form 8-K announcing our intent to sell up to $149.5 million of 5 1/4% Convertible Senior Subordinated Notes due 2009.

        On May 6, 2002, we filed an amendment to our Current Report on Form 8-K, which was originally filed on May 3, 2002, to include the purchase agreement, form of supplemental indenture, form of 5 1/4% Convertible Senior Subordinated Note due 2009 and form of subordination agreement related to our offer to sell up to $149.5 million on 5 1/4% Convertible Senior Subordinated Notes due 2009.

        On June 13, 2002, we filed an amendment to our Current Report on Form 8-K, which was originally filed on April 15, 2002, announcing that we had determined that the acquisition of substantially all of the Don Massey Dealerships did not meet the conditions specified by Regulation S-X that would require the filing of pro forma financial information regarding the businesses acquired.

                     SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SONIC AUTOMOTIVE, INC.

Date: August 14, 2002                 By: /s/ O. Bruton Smith
                                         ---------------------------------------
                                                O. Bruton Smith
                                           Chairman and Chief Executive Officer


Date: August 14, 2002                 By: /s/ Theodore M. Wright
                                          --------------------------------------
                                                Theodore M. Wright
                                           Executive Vice President and Chief
                                           Financial  Officer
                                           (Principal Financial and Accounting
                                           Officer)