Form 10-Q
period 2002-09-30
SONIC AUTOMOTIVE INC
filed 2002-11-13
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13395

SONIC AUTOMOTIVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	56-2010790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 E. Independence Blvd., Charlotte, North Carolina	28212
(Address of principal executive offices)	(Zip Code)

(704) 566-2400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

As of November 11, 2002, there were 29,484,117 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands except per share amounts)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
New vehicles	$865,028	$1,219,861	$2,605,409	$3,266,936
Used vehicles	263,814	333,828	814,250	934,384
Wholesale vehicles	92,624	131,973	296,214	374,093

Total vehicles	1,221,466	1,685,662	3,715,873	4,575,413
Parts, service and collision repair	184,334	246,922	543,536	685,450
Finance & insurance and other	46,055	58,306	132,809	156,787

Total revenues	1,451,855	1,990,890	4,392,218	5,417,650
Cost of sales	1,223,113	1,689,634	3,714,209	4,584,365

Gross profit	228,742	301,256	678,009	833,285
Selling, general and administrative expenses	170,797	230,718	509,127	641,873
Depreciation	1,741	2,494	5,271	6,604
Goodwill amortization	4,421	—	13,370	—

Operating income	51,783	68,044	150,241	184,808
Other income / (expense):
Interest expense, floor plan	(6,970)	(6,034)	(27,996)	(17,755)
Interest expense, other	(8,267)	(10,611)	(26,282)	(28,486)
Other income	39	1,289	115	1,547

Total other expense	(15,198)	(15,356)	(54,163)	(44,694)

Income from continuing operations before taxes	36,585	52,688	96,078	140,114
Provision for income taxes	(14,272)	(20,455)	(37,425)	(53,725)

Net income from continuing operations	22,313	32,233	58,653	86,389
Discontinued operations:
Loss from operations of discontinued dealerships	(306)	(1,003)	(856)	(2,021)
Income tax benefit	112	360	290	790

Net loss from discontinued operations	(194)	(643)	(566)	(1,231)

Net income	$22,119	$31,590	$58,087	$85,158

Basic net income per share:
Net income per share from continuing operations	$0.55	$0.76	$1.44	$2.07
Net loss per share from discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Net income per share	$0.55	$0.75	$1.43	$2.04

Weighted average common shares outstanding	40,449	42,163	40,591	41,819

Diluted net income per share:
Net income per share from continuing operations	$0.53	$0.74	$1.41	$1.99
Net loss per share from discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Net income per share	$0.53	$0.73	$1.40	$1.96

Weighted average common shares outstanding	41,994	43,334	41,511	43,479

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2001	September 30, 2002 (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$4,150
Receivables, net	262,911	252,064
Inventories	664,258	811,288
Other current assets	29,127	104,110

Total current assets	956,296	1,171,612
Property and Equipment, net	98,972	100,499
Goodwill and Other Intangible Assets, net	738,103	933,187
Other Assets	12,555	14,711

Total Assets	$1,805,926	$2,220,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable—floor plan	$587,914	$699,046
Trade accounts payable	44,802	43,054
Accrued interest	9,676	9,600
Other accrued liabilities	92,275	159,921
Current maturities of long-term debt	2,586	2,374

Total current liabilities	737,253	913,995
Long-Term Debt	511,877	632,038
Other Long-Term Liabilities	5,836	17,217
Payable to the Company’s Chairman	5,500	5,500
Deferred Income Taxes	28,199	24,281
Stockholders’ Equity:
Class A Common Stock, 34,850,738 shares issued at December 31, 2001 and 37,304,256 shares issued at September 30, 2002	348	372
Class B Common Stock, 12,029,375 shares issued and outstanding at December 31, 2001 and September 30, 2002.	121	121
Paid-in capital	343,256	396,279
Retained earnings	232,893	318,051
Accumulated other comprehensive loss	—	(6,121)
Treasury Stock, at cost (6,330,264 shares held at December 31, 2001 and 7,420,864 shares held at September 30, 2002)	(59,357)	(81,724)

Total stockholders’ equity	517,261	626,978

Total Liabilities and Stockholders’ Equity	$1,805,926	$2,220,009

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Equity
Balance at December 31, 2001	34,851	$348	12,029	$121	$343,256	$232,893	$(59,357)	$—	$517,261
Comprehensive Income:
Net Income						85,158			85,158
Fair value of interest rate swap agreement, net of tax benefit of $3,914								(6,121)	(6,121)

Total comprehensive income, net of tax									79,037
Shares awarded under stock compensation plans	982	9			11,258				11,267
Income tax benefit associated with stock compensation plans					3,780				3,780
Issuance of Class A common stock for acquisitions	1,471	15			37,985				38,000
Purchase of treasury stock							(22,367)		(22,367)

Balance at September 30, 2002	37,304	$372	12,029	$121	$396,279	$318,051	$(81,724)	$(6,121)	$626,978

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,087	$85,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,384	6,887
Deferred income taxes	—	82
Equity interest in earnings of investees	(128)	(162)
Gain on disposal of assets	(2,807)	(3,761)
Gain on retirement of debt	—	(1,432)
Income tax benefit associated with stock compensation plans	—	3,780
Changes in assets and liabilities that relate to operations:
Receivables	35,584	18,142
Inventories	172,587	62,833
Other assets	(2,609)	(3,065)
Notes payable—floor plan	(184,342)	(84,768)
Trade accounts payable and other liabilities	19,508	32,966

Total adjustments	57,177	31,502

Net cash provided by operating activities	115,264	116,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(46,703)	(194,056)
Purchases of property and equipment	(30,909)	(69,651)
Proceeds from sales of property and equipment	13,974	31,678
Proceeds from sale of dealerships	12,407	15,773

Net cash used in investing activities	(51,231)	(216,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving credit facilities	(35,208)	(19,180)
Proceeds from long-term debt	188	145,642
Payments on long-term debt	(1,850)	(5,796)
Repurchase of debt securities	—	(5,820)
Redemptions of Preferred Stock	(251)	—
Purchases of Class A Common Stock	(26,520)	(22,367)
Issuance of shares under stock compensation plans	7,681	11,267

Net cash (used in)/provided by financing activities	(55,960)	103,746

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,073	4,150
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,267	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,340	$4,150

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Class A Common Stock issued for acquisitions	$—	$38,000
Change in fair value of cash flow hedging instrument (net of tax benefit of $3,914)	$—	$(6,121)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$62,699	$46,317
Cash paid for income taxes	$5,453	$27,633

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited financial information for the three and nine months ended September 30, 2002 and 2001 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. (“Sonic”) for the year ended December 31, 2001.

Cash and Cash Equivalents—Sonic considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. Although not required under the terms of any credit agreement, Sonic’s practice has been to apply all of its available cash to reduce the outstanding balance on Sonic’s revolving credit facility for the purpose of maximizing the return on these funds and minimizing interest expense.

Receivables, net—Our receivables consist primarily of contracts in transit (as described below), amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Historically, we have experienced minimal risk of uncollectability on warranty receivables. We evaluate parts and other receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience.

Contracts in Transit—Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Sonic records these contracts in transit in receivables, net. Included in receivables, net are $127.9 million and $110.2 million of such contracts in transit at December 31, 2001 and September 30, 2002, respectively.

Inventories—Inventories of new and used vehicles, including demonstrators, are stated at the lower of specific cost or market. Inventories of parts and accessories are accounted for using the “first-in, first-out” (“FIFO”) method of inventory accounting and are stated at the lower of FIFO cost or market. Other inventories, which primarily include rental and service vehicles, are stated at the lower of specific cost or market.

Sonic assesses the valuation of all of its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, Sonic primarily considers the age of the vehicles along with the timing of annual and model changeovers. For used vehicles, Sonic considers recent market data and trends such as loss histories along with the current age of the inventory. Parts inventories are primarily assessed considering excess quantity and continued usefulness of the part. The risk with parts inventories is minimized by the fact that, generally, excess or obsolete parts can be returned to the manufacturer. We have not recorded any significant reserves on any of our inventory balances.

Derivative Instruments and Hedging Activities—Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks being hedged are those relating to the variability of future earnings and cash flows caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The only derivatives currently being used are interest rate swaps used for the purpose of hedging cash flows of variable rate debt. These derivatives are used only for that purpose, not for speculation. The derivatives, which have been designated and qualify as cash flow hedging instruments, are reported at fair value in the accompanying balance sheets. The gain or loss on the effective portion of the hedge is initially reported as a component of other comprehensive loss (See Note 5).

Long-Term Assets—Sonic reviews the carrying value of long-term assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, Sonic compares the carrying amount of the asset to the estimated undiscounted cash flows related to those assets. Sonic concludes that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If Sonic determines an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available, Sonic determines fair value by using a discounted cash flow model.

Floor Plan Assistance—Floor plan assistance payments received from manufacturers are generally based on rates similar to those incurred under our floor plan financing arrangements. This assistance is considered a subsidy of the carrying cost of our new vehicle inventory. Sonic recognizes this assistance as a reduction of cost of sales in the accompanying unaudited consolidated statements of income. Amounts included in cost of sales were $10.7 million and $28.4 million for the three and nine months ended September 30, 2002, respectively, and $7.9 million and $23.1 million for the three and nine months ended September 30, 2001, respectively.

Recent Accounting Pronouncements—Sonic adopted the provisions of SFAS No. 142: Goodwill and Other Intangible Assets effective January 1, 2002. Among other things, SFAS No. 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis (with an initial review within six months of adopting the new standard), but must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS No. 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. These intangible assets are required to be reviewed for impairment in accordance with SFAS No. 144: Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life may not be amortized and must be reviewed for impairment in accordance with the terms of SFAS No. 142. The adoption of SFAS No. 142 on January 1, 2002 resulted in the elimination of approximately $22.1 million of annual goodwill amortization.

Sonic adopted the provisions of SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets as of January 1, 2002. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 requires certain long-lived assets to be reported at the lower of carrying amount or fair value, less cost to sell, and provides guidance on asset valuation and measuring impairment. When Sonic disposes of dealerships, the results of operations of those dealerships, along with any gain or loss on disposition, are now generally required to be reflected in discontinued operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Prior to adoption, gains or losses resulting from extinguishment of debt were required to be classified as extraordinary items, net of related tax effects. Upon adoption of SFAS No. 145, the classification of such gains or losses as extraordinary must be evaluated based on the criteria established in APB Opinion No. 30. Gains and losses not meeting that criteria, including gains and losses classified as extraordinary in prior periods, must be classified in income from operations. As of July 1, 2002, Sonic has adopted the provisions of SFAS No. 145. Accordingly, gains or losses incurred on the early extinguishment of debt (debt repurchases) have been included in other income in the accompanying unaudited consolidated statements of income (See Note 7).

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, particularly those estimates related to allowance for credit losses, realization of inventory, intangible asset and deferred tax asset values, reserves for future chargebacks, insurance reserves and certain accrued expenses.

Segment Information—Sonic sells similar products and services (new and used vehicles, parts, service and collision repair services), uses similar processes in selling its products and services, and sells its products and services to similar classes of customers. As a result of this and the way we manage our business, we have aggregated our results into a single segment for purposes of reporting financial condition and results of operations.

Reclassifications—In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to Sonic’s prior year financial statements to conform to the current presentation. These reclassifications relate primarily to contracts in transit (now classified within receivables, net rather than cash and cash equivalents), manufacturer incentives and certain other amounts that have been reclassed from an increase in sales revenues to a reduction in cost of sales. Additionally, all finance and insurance sales commissions have been reclassified from cost of sales to selling, general and administrative expenses to conform to the standard industry classification of such amounts.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 25, 2002, Sonic acquired 15 dealerships owned directly or indirectly by Donald E. Massey (the “Massey Acquisition”) for approximately $115.9 million in cash and 1,470,588 shares of Class A common stock valued at approximately $38.0 million, based on the average closing price as quoted by the New York Stock Exchange for several days before and after the acquisition was announced. The acquired dealerships are located in California, Colorado, Florida, North Carolina, Michigan, Tennessee and Texas, and sell the following brands of new vehicles: Buick, Cadillac, Chevrolet, GMC, Oldsmobile, Pontiac, Rolls Royce/Bentley and Saab.

In addition to the Massey Acquisition, Sonic acquired the following dealerships during the nine months ended September 30, 2002 for a combined purchase price of approximately $87.3 million in cash:

•	On January 21, 2002, Sonic acquired Park Place Audi located in Dallas, Texas;
•
On March 18, 2002, Sonic acquired five dealerships owned by Don Kott located in the metropolitan area of Los Angeles, California and also acquired Philpott Hyundai located in the metropolitan area of Houston, Texas;

•	On May 20, 2002, Sonic acquired Crest Honda located in Nashville, Tennessee;
•	On July 2, 2002, Sonic acquired the Frank Parra Autoplex located in the metropolitan area of Dallas, Texas;
•	On July 15, 2002, Sonic acquired Acura 101 located in the metropolitan area of Los Angeles, California;
•	On August 26, 2002, Sonic acquired Stone Mountain Chevrolet located in the metropolitan area of Atlanta, Georgia;
•	On September 19, 2002, Sonic acquired Riverside Toyota located in Tulsa, Oklahoma; and
•	On September 30, 2002, Sonic acquired Capital Imports located in Columbia, South Carolina.

The total purchase price for all of the above acquisitions was based on Sonic’s internally determined valuation of the dealerships and their assets. The cash portion of the purchase price was financed by cash generated from Sonic’s existing operations and by borrowings under Sonic’s revolving credit facility with Ford Motor Credit, Chrysler Financial and Toyota Credit.

The results of operations of each of the acquisitions listed above have been included in the accompanying unaudited consolidated financial statements from their respective dates of acquisition. The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the above acquisitions, as well as the acquisitions completed during 2001, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2001, had occurred at the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including interest expense on acquisition debt and income taxes. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions actually been completed at the beginning of the periods presented. These results are also not necessarily indicative of the results of future operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Dollars in Thousands)
Total revenues	$2,128,381	$2,006,623	$6,435,585	$5,846,408
Gross profit	$306,259	$303,324	$914,076	$886,513
Net income	$23,343	$31,169	$62,273	$86,897
Diluted net income per share	$0.57	$0.72	$1.50	$2.00

In addition, at September 30, 2002, Sonic has entered into agreements, but has not yet acquired, three additional dealerships representing approximately $141.3 million in annual revenues.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale of Dealership Subsidiaries

During the first nine months of 2002, Sonic disposed of 11 franchises, resulting in the closing of eight dealerships and three collision repair centers, and approved, but had not completed the sale of, 12 additional franchises, which will result in the closing of seven additional dealerships. These were generally smaller dealerships with unprofitable operations. The dealerships disposed of and held for sale generated combined revenues of $54.0 million and $205.7 million in the three and nine months ended September 30, 2002, respectively, and $83.8 million and $265.9 million in the three and nine months ended September 30, 2001, and generated a combined pre-tax loss of $1.0 million and $2.0 million in the three and nine months ended September 30, 2002, respectively, and $0.3 million and $0.9 million in the three and nine months ended September 30, 2001, respectively. In accordance with the provisions of SFAS No. 144, the results of operations of these dealerships, including gains or losses on disposition, have been included in the loss on operations of discontinued dealerships in the accompanying unaudited consolidated statements of income. Assets to be disposed in connection with dealerships not yet sold, consisting primarily of inventory, property plant and equipment and goodwill, totaled approximately $34.0 million at September 30, 2002 and have been classified in other current assets in the accompanying unaudited consolidated balance sheet. Liabilities to be disposed of are comprised of floor plan notes payable totaling $20.8 million and have been classified in other accrued liabilities at September 30, 2002.

In addition to the dispositions discussed above, during the year ended December 31, 2001, Sonic sold or otherwise disposed of assets from 15 other dealership franchises, resulting in the closing of nine dealerships. These dealerships generated combined revenues of $13.1 million and $76.3 million and incurred pretax income of $0.2 million and pretax loss of $2.1 million in the three and nine months ended September 30, 2001, respectively. The results of operations of these dealerships have been included in net income from continuing operations in the accompanying unaudited consolidated statements of income.

In addition, on October 23, 2002, Sonic’s Board of Directors approved, but Sonic has not yet completed, the disposition of three additional franchises, which will result in the sale of three dealerships and two collision repair centers. Assets to be disposed, consisting primarily of inventory and certain property and equipment, totaled approximately $12.2 million at September 30, 2002. Liabilities to be disposed are comprised of floor plan notes payable totaling approximately $8.8 million at September 30, 2002. The disposal of these assets and liabilities held for sale may take three months or longer to complete.

3.    INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2001	2002
	(Dollars in Thousands)
New vehicles	$478,077	$589,349
Used vehicles	111,656	138,602
Parts and accessories	48,705	53,010
Other	25,820	30,327

Total	$664,258	$811,288

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	December 31,	September 30,
	2001	2002
	(Dollars in Thousands)
Land	$10,863	$3,967
Building and improvements	34,387	35,883
Office equipment and fixtures	29,492	31,986
Parts and service equipment	21,917	20,653
Company vehicles	7,078	8,728
Construction in progress	16,003	19,073

Total, at cost	119,740	120,290
Less accumulated depreciation	(20,768)	(19,791)

Property and equipment, net	$98,972	$100,499

In addition to the amounts classified above as land and construction in progress, approximately $56.3 million at September 30, 2002 and $18.0 million at December 31, 2001 in land and construction costs on facilities that are expected to be completed and sold within one year in sale-leaseback transaction are included in other current assets on the accompanying consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic has no continuing obligations under these arrangements other than lease payments.

5.    DERIVATIVE FINANCIAL INSTRUMENTS

In order to reduce exposure to market risks from fluctuations in interest rates, Sonic entered into two separate interest rate swap agreements on January 15, 2002 and June 6, 2002 to effectively convert a portion of its LIBOR-based variable rate debt to fixed rates. The swaps each have a notional principal amount of $100 million and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the swap agreement entered into on January 15, 2002, Sonic receives interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and makes interest payments at a fixed rate of 3.88%. Under the terms of the swap agreement entered into on June 6, 2002, Sonic receives interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and makes interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest earned and interest incurred) as a result of this interest rate swap was $1.4 million for the three months ended September 30, 2002, and $2.4 million for the nine months ended September 30, 2002 and has been included in interest expense, other in the accompanying unaudited consolidated statements of income.

The interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the interest rate swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders’ equity. The fair value of the interest rate swaps as of September 30, 2002, is recorded in other long-term liabilities on the accompanying unaudited balance sheet. The change in fair value of the swap during the nine months ended September 30 2002, recorded in accumulated other comprehensive loss was approximately $10.0 million ($6.1 million, net of tax). Because the critical terms of the interest rate swaps and the underlying debt obligations were the same, no ineffectiveness was recorded.

6.    IMPACT OF CHANGE IN ACCOUNTING FOR INTANGIBLE ASSETS

The following table shows the effect on net income and net income per share for the three and nine months ended September 30, 2001, compared to net income and net income per share for the three and nine months ended September 30, 2002, as if the provisions of SFAS No. 142 eliminating goodwill amortization had been applied as of January 1, 2001:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Dollars in Thousands Except Per Share Amounts)
Reported net income	$22,119	$31,590	$58,087	$85,158
Goodwill amortization, net of tax	3,211	—	9,759	—

Adjusted net income	$25,330	$31,590	$67,846	$85,158

Basic net income per share:
Reported net income	$0.55	$0.75	$1.43	$2.04
Goodwill amortization, net of tax	0.08	—	0.24	—

Adjusted net income	$0.63	$0.75	$1.67	$2.04

Diluted net income per share:
Reported net income	$0.53	$0.73	$1.40	$1.96
Goodwill amortization, net of tax	0.08	—	0.24	—

Adjusted net income	$0.61	$0.73	$1.64	$1.96

Goodwill amortization from dealerships included in discontinued operations during the three and nine months ended September 30, 2001 was not material.

7.    LONG-TERM DEBT

5 1/4% Convertible Senior Subordinated Notes

On May 7, 2002, Sonic issued $149.5 million in aggregate principal amount of 5 1/4% Convertible Senior Subordinated Notes with net proceeds, before expenses, of approximately $145.1 million. The net proceeds were used to repay a portion of the amounts outstanding under Sonic’s revolving credit facility. The notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at Sonic’s option after May 7, 2005. Sonic’s obligations under these notes are not guaranteed by any of its subsidiaries.

In fiscal quarters after June 30, 2002, the notes are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of our Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading-day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the notes will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, and will be subject to adjustment for certain distributions on, or other changes in our Class A Common Stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert notes into shares of our Class A common stock at any time after a 10 consecutive trading-day period in which the average of the trading day prices for the notes for that 10 trading-day period is less than 103% of the average conversion value for the notes during that period. The conversion value is equal to the product of the closing sale price for our Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principal amount of notes is then convertible.

In the three and nine months ended September 30, 2002, Sonic repurchased $6.5 million in aggregate principal amount of the convertible notes on the open market for approximately $4.9 million. A resulting gain of $1.3 million, net of write-offs of unamortized discounts and deferred debt issuance costs, is included in other income in the accompanying unaudited consolidated statements of income for the three and nine months ended September 30, 2002. The outstanding balance of the convertible notes at September 30, 2002 was $143.0 million.

Subsequent to September 30, 2002, Sonic repurchased $7.9 million in aggregate principal amount of the convertible notes on the open market for approximately $5.8 million.

Senior Subordinated Notes

During the quarter ended September 30, 2002, Sonic repurchased $1.0 million in aggregate principal amount of its 11% senior subordinated notes on the open market for approximately $1.1 million. A resulting loss of $0.1 million, net of write-offs of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unamortized discounts and deferred debt issuance costs, is included in other income in the accompanying unaudited consolidated statements of income for the three and nine months ended September 30, 2002. The outstanding balance of the senior subordinated notes at September 30, 2002 was $199.0 million.

Subsequent to September 30, 2002, Sonic repurchased $8.0 million in aggregate principal amount of the senior subordinated notes on the open market for approximately $8.2 million.

8.    CAPITAL STRUCTURE AND PER SHARE DATA

Treasury Stock—Sonic’s Board of Directors has authorized Sonic to expend up to $125 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of September 30, 2002, Sonic has repurchased 7,420,864 shares of Class A common stock for $81.8 million and has also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million.

Subsequent to September 30, 2002, Sonic repurchased an additional 263,200 shares of Class A common stock for approximately $4.2 million.

Per Share Data—The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants, and Class A convertible preferred stock. Accordingly, options to purchase 1,199,550 shares of Class A common stock were outstanding at September 30, 2002, but were not included in the computation of diluted net income per share because the options were anti-dilutive. In addition, since the triggering events for conversion of the 5 1/4% Convertible Senior Subordinated Notes into Class A common stock did not occur during the three and nine months ended September 30, 2002, no dilutive effect of the conversion features of these notes is included in the diluted net income per share calculation. The following table reconciles basic net income per share to diluted net income per share:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended September 30, 2002
		Net Income From Continuing Operations		Net Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Net Income Per Share	42,163	$32,233	$0.76	$(643)	$(0.01)	$31,590	$0.75
Effect of Dilutive Securities:
Stock Compensation Plans	1,169
Warrants	2

Diluted Net Income Per Share	43,334	$32,233	$0.74	$(643)	$(0.01)	$31,590	$0.73

	For the Three Months Ended September 30, 2001
		Net Income From Continuing Operations		Net Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Net Income Per Share	40,449	$22,313	$0.55	$(194)	$—	$22,119	$0.55
Effect of Dilutive Securities:
Stock Compensation Plans	1,544
Warrants	1

Diluted Net Income Per Share	41,994	$22,313	$0.53	$(194)	$—	$22,119	$0.53

	For the Nine Months Ended September 30, 2002
		Net Income From Continuing Operations		Net Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Net Income Per Share	41,819	$86,389	$2.07	$(1,231)	$(0.03)	$85,158	$2.04
Effect of Dilutive Securities:
Stock Compensation Plans	1,658
Warrants	2

Diluted Net Income Per Share	43,479	$86,389	$1.99	$(1,231)	$(0.03)	$85,158	$1.96

	For the Nine Months Ended September 30, 2001
		Net Income From Continuing Operations		Net Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Net Income Per Share	40,591	$58,653	$1.44	$(566)	$(0.01)	$58,087	$1.43
Effect of Dilutive Securities:
Stock Compensation Plans	894
Warrants	18
Convertible Preferred Stock	8

Diluted Net Income Per Share	41,511	$58,653	$1.41	$(566)	$(0.01)	$58,087	$1.40

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this report and the audited financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

We are one of largest automotive retailers in the United States, as measured by total revenue, operating 187 dealership franchises at 137 locations and 42 collision repair centers throughout the United States as of November 12, 2002. We own and operate franchises for 36 different brands of cars and light trucks, providing comprehensive services including sales of both new and used cars and light trucks, replacement parts and vehicle maintenance, warranty, paint and repair services. We also arrange extended warranty contracts and financing and insurance for our automotive customers.

The following table depicts the breakdown of our new vehicle revenues by brand:

	Percentage of New Vehicle Revenues for the Three Months Ended September 30,		Percentage of New Vehicle Revenues for the Nine Months Ended September 30,
	2001	2002	2001	2002
Brand (1)
Ford	19.0%	15.8%	19.0%	17.3%
General Motors (2)	11.0%	24.8%	11.0%	21.3%
Honda	13.8%	13.6%	13.9%	13.4%
Toyota	12.7%	10.4%	11.7%	10.8%
BMW	10.7%	8.8%	11.3%	10.0%
Chrysler (3)	8.0%	6.9%	8.3%	6.8%
Lexus	5.4%	4.0%	5.7%	4.5%
Nissan	4.8%	2.8%	4.9%	3.1%
Other (4)	14.6%	12.9%	14.2%	12.8%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Amounts reflect certain reclassifications in order to make Sonic’s presentation more consistent with peer group and revised accounting standards regarding manufacturer incentives.
(2)	Includes Buick, Cadillac, Chevrolet, GMC, Oldsmobile, and Pontiac.
(3)	Includes Chrysler, Dodge, Jeep, and Plymouth.
(4)	Includes Acura, Audi, Bentley, Hino Trucks, Hyundai, Infiniti, Isuzu, KIA, Land Rover, Lincoln, Mazda, Mercedes, Mercury, Mitsubishi, Porsche, Rolls Royce, Saab, Subaru, Volkswagen, and Volvo.

New vehicle revenues include both the sale and lease of new vehicles. Used vehicle revenues include amounts received for used vehicles sold to retail customers, other dealers and wholesalers. Other operating revenues include parts and services revenues, fees and commissions for arranging financing and insurance and sales of third party extended warranties for vehicles. In connection with vehicle financing, warranty and insurance contracts, we receive a commission from the provider for originating the contract. If the customer cancels or defaults on the contract, the provider may assess a charge (a “chargeback”) for a portion of the original commission. The amount of the chargeback depends on how long the related contract was outstanding. As a result, we have established reserves based on our historical chargeback experience.

Sales of new and used vehicles are cyclical and historically have experienced periodic downturns, characterized by oversupply and weak demand. Many factors affect vehicle sales including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates, manufacturer incentives and available credit. In the first nine months of 2002, industry-wide selling rates of new vehicles were modestly below 2001 levels. However, our dealerships in Northern California and Dallas continue to experience significant declines in revenue run rates due to the depressed economic conditions in those markets

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

compared to the rest of the country. While the automotive retailing business is cyclical, we sell several products and services that are not closely tied to the sale of new and used vehicles. These products and services include our parts, service and collision repair businesses, none of which are dependent upon near-term new vehicle sales volume.

Our cost of sales and profitability are also affected by the allocations of new vehicles that our dealerships receive from manufacturers. When we do not receive allocations of new vehicle models adequate to meet customer demand, we may purchase additional vehicles from other dealers at a premium to the manufacturer’s invoice, reducing the gross margin realized on the sales of such vehicles. In addition, we follow a disciplined approach in selling vehicles to other dealers and wholesalers when the vehicles have been in our inventory longer than the guidelines set by us. These sales are frequently at or below cost and, therefore, reduce our overall gross margin on vehicle sales.

Salary expense, non-salaried sales compensation, benefits costs, facility rent and advertising expenses comprise the majority of our selling, general and administrative expenses. Approximately 63.8% of our selling, general and administrative expenses for the nine months ended September 30, 2002 were variable. We are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these variable expenses, such as advertising (7.6% of selling, general and administrative expenses) and non-salaried sales compensation (51.0% of selling, general and administrative expenses) expenses, so that they are generally related to vehicle sales gross profit and can be adjusted in response to changes in vehicle sales gross profit. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and all other non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. Many of our compensation plans are based on net profit at the dealership or regional level, after floor plan interest. As a result, compensation expense as a percentage of reported gross profit may fluctuate based on changes in floor plan interest expense, which is not included in cost of sales when calculating gross profit.

Interest expense fluctuates based primarily on the level of the inventory of new vehicles held at our dealerships, substantially all of which is financed through floor plan financing, as well as the amount of indebtedness incurred for acquisitions. Our floor plan expenses are substantially offset by amounts received from manufacturers, in the form of floor plan assistance. These payments are credited against our cost of sales. During the nine months ended September 30, 2002, the amounts we received from floor plan assistance exceeded our floor plan interest expense by approximately $11.1 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives.

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

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our unaudited consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to September 30, 2002. As a result of the effects of our acquisitions and of other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

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

Receivables, net—Receivables consist primarily of contracts in transit, amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. We believe that there is minimal risk of uncollectability on warranty receivables. We evaluate parts and other receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts we have

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

recorded for accounts receivable is not significant. As of September 30, 2002, we also had outstanding notes receivable from finance contracts of $14.8 million (net of an allowance for credit losses of $1.6 million). These notes have average terms of approximately 30 months and are secured by the related vehicles. The assessment of our allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts.

Inventories—Inventories of new and used vehicles, including demonstrators, are stated at the lower of specific cost or market. Inventories of parts and accessories are accounted for using the “first-in, first-out” (“FIFO”) method of inventory accounting and are stated at the lower of FIFO cost or market. Other inventories, which primarily include rental and service vehicles, are stated at the lower of specific cost or market.

We assess the valuation of all of our vehicle and parts inventories and recognize a reserve if the cost basis exceeds the fair market value. In making this assessment for new vehicles, we primarily consider the age of the vehicles along with the timing of annual and model changeovers. For used vehicles we consider recent market data and trends such as loss histories along with the current age of the inventory. Parts inventories are primarily assessed considering excess quantity and continued usefulness of the part. The risk with parts inventories is minimized by the fact that, generally, excess or obsolete parts can be returned to the manufacturer. We have not recorded any significant reserves on any of our inventory balances.

Income taxes—We provide for deferred taxes at currently enacted tax rates for the tax effects of carry forward items and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established when management determines it is more likely than not that taxable income will not be sufficient to fully realize the benefits of deferred tax assets. We currently have not established any valuation allowance on our deferred tax assets.

Long-Term Assets—We review the carrying value of long-term assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, we compare the carrying amount of the asset to the estimated undiscounted cash flows related to that asset. We conclude that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If we determine an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, we determine fair value by using a discounted cash flow model.

Goodwill—Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill acquired in business combinations is no longer amortized, but the carrying amount will be reviewed and reduced against operations if it is found to be impaired. The results of operations for the three and nine months ended September 30, 2001 include goodwill amortization expense of $3.2 million and $9.8 million, respectively, net of tax. Diluted net income per share for the three and nine months ended September 30, 2001 would have been $0.61 and $1.64, respectively, after the elimination of the tax-effected goodwill amortization.

Accruals—Various accruals, such as reserves for contingencies and reserves for incurred but not reported claims under various insurance programs, require management to make estimates in determining the ultimate liability we may incur. The ultimate cost of these insurance reserves are estimated by management and by actuarial evaluations based on historical claims experience, adjusted for current trends and changes in claims processing procedures.

We adopted the provisions of SFAS No. 142: Goodwill and Other Intangible Assets. Among other things, SFAS No. 142 no longer permits the amortization of goodwill, but requires that the carrying amount of goodwill be reviewed and reduced against operations if it is found to be impaired. This review must be performed on at least an annual basis and must also be performed upon the occurrence of an event or circumstance that indicates a possible reduction in value. SFAS No. 142 does require the amortization of intangible assets other than goodwill over their useful economic lives, unless the useful economic life is determined to be indefinite. Intangible assets determined to have a finite life are required to be reviewed for impairment in accordance with SFAS No. 144: Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets that are determined to have an indefinite economic life are not amortized and must be reviewed for impairment in accordance with the terms of SFAS No. 142. The adoption of SFAS No. 142 on January 1, 2002 resulted in the elimination of approximately $22.1 million of annual goodwill amortization. In the quarter ended June 30, 2002, we completed our initial impairment test of goodwill in accordance with the provisions of SFAS No. 142 and have concluded that no impairment of recorded goodwill balances existed.

We also adopted the provisions of SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets as of January 1, 2002. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 requires certain long-lived assets to be reported at the lower of carrying amount or fair value, less cost

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

to sell, and provides guidance in asset valuation and measuring impairment. When we dispose of dealerships, the results of operations of those dealerships are now required to be reflected in discontinued operations. The adoption of this standard resulted in a net loss of $0.2 million and $0.6 million being classified as discontinued operations on the unaudited consolidated statements of income for the three months ended September 30, 2001 and 2002, respectively, and $0.6 million and $1.2 million for the nine months ended September 30, 2001 and 2002, respectively.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145: Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Prior to adoption, gains or losses resulting from extinguishment of debt were required to be classified as extraordinary items, net of related tax effects. Upon adoption of SFAS No. 145, however, the classification of such gains or losses as extraordinary must be evaluated based on the criteria established in APB Opinion No. 30. Gains and losses not meeting that criteria, including gains and losses classified as extraordinary in prior periods, must be classified in income from operations. As of July 1, 2002, we have adopted the provisions of SFAS No. 145. Accordingly, gains or losses incurred on the early extinguishment of debt (debt repurchases) have been included in other income in the accompanying unaudited consolidated statements of income.

Results of Operations

The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in our unaudited consolidated statements of income:

	Percentage of Total Revenues for the three months ended September 30,		Percentage of Total Revenues for the nine months ended September 30,
	2002	2001	2002	2001
Revenues:
New Vehicles (1)	61.3%	59.5%	60.3%	59.4%
Used Vehicles (1)	16.8%	18.2%	17.2%	18.5%
Wholesale Vehicles	6.6%	6.4%	6.9%	6.7%
Parts, service and collision repair	12.4%	12.7%	12.7%	12.4%
Finance and insurance and other	2.9%	3.2%	2.9%	3.0%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales (1)	84.9%	84.2%	84.6%	84.6%

Gross profit	15.1%	15.8%	15.4%	15.4%
Selling, general and administrative	11.6%	11.8%	11.9%	11.6%
Depreciation	0.1%	0.1%	0.1%	0.1%
Goodwill amortization	0.0%	0.3%	0.0%	0.3%

Operating income	3.4%	3.6%	3.4%	3.4%
Interest expense, floor plan	-0.3%	-0.5%	-0.3%	-0.6%
Interest expense, other	-0.6%	-0.6%	-0.5%	-0.6%
Other Income	0.1%	0.0%	0.0%	0.0%

Income from continuing operations before income taxes	2.6%	2.5%	2.6%	2.2%
Income tax expense	-1.0%	-1.0%	-1.0%	-0.9%

Net income from continuing operations	1.6%	1.5%	1.6%	1.3%

(1)	Amounts reflect certain reclassifications in order to make our presentation more consistent with peer group and revised accounting standards regarding manufacturer incentives.

        During the first nine months of 2002, we disposed of 11 franchises and had approved, but not completed, the disposition of 12 additional franchises. In accordance with the provision of SFAS No. 144, the results of operations of these dealerships, including gains or losses on disposition, have been included in net income from discontinued operations on the accompanying unaudited consolidated statements of income. In addition to these dispositions, during the year ended December 31, 2001, we disposed of 15 franchises. However, because the provision of SFAS No. 144 do not permit retroactive application to dispositions occurring before January 1, 2002, the results of operations of these dealerships have been included in net income from continuing operations in the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

accompanying unaudited consolidated statements of income. As a result, a comparison of the results of operations based on the information presented in the accompanying unaudited statements of income is not meaningful as the information presented for 2001 includes results of operations for dealerships disposed in 2001 that were not in existence in 2002. Therefore, in order to provide a more meaningful comparison, the tables included within the discussion below disaggregate the impact of the dealerships disposed in 2001 in order to arrive at a comparison of only the results of operations of “ongoing” operations.

“Same store” results of operations in the tables below for the quarterly period include dealerships that have been owned and operated for the entire quarter in both periods presented. Same store results of operations for the year-to-date period represent the aggregate of the same store results for each quarter within the year to date period where the results for each quarter include dealerships that were owned and operated for the entire quarter in both periods.

Revenues

	For the Quarter Ended		$ Change	% Change	For the Nine Months Ended		$ Change	% Change
	9/30/2002	9/30/2001			9/30/2002	9/30/2001
Total Revenues (in thousands)
Same Store	$1,474,380	$1,430,509	43,871	3.1%	$4,250,596	$4,277,573	(26,977)	(0.6%)
Acquisitions	516,510	8,221	508,289	6182.8%	1,167,054	38,408	1,128,646	2938.6%

Total Ongoing Dealerships	1,990,890	1,438,730	552,160	38.4%	5,417,650	4,315,981	1,101,669	25.5%
Disposed in 2001	—	13,125			—	76,237

Total As Reported	$1,990,890	$1,451,855	539,035	37.1%	$5,417,650	$4,392,218	1,025,432	23.3%

Dealerships acquired resulted in an increase in revenues from ongoing dealerships in all of our primary revenue areas both in the third quarter and first nine months of 2002 increased in the third quarter 2002 and remained relatively flat during the first nine months of 2002. Same store revenues were positively impacted by increases in revenues in our import and luxury brands of $46.4 million or 5.7% and $30.6 million or 1.3% for the first three and nine months of 2002, respectively, compared to the same periods last year, driven in part by new vehicle models which attracted customers into the showrooms.

New Vehicles

	For the Quarter Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2002	9/30/2001			9/30/2002	9/30/2001
Total New Vehicle Units
Same Store	33,874	32,672	1,202	3.7%	95,687	97,180	(1,493)	(1.5%)
Acquisitions	10,022	74	9,948	13443.2%	22,859	487	22,372	4593.8%

Total Ongoing Dealerships	43,896	32,746	11,150	34.0%	118,546	97,667	20,879	21.4%
Disposed in 2001	—	254			—	1,675

Total As Reported	43,896	33,000	10,896	33.0%	118,546	99,342	19,204	19.3%

Total New Vehicle Revenues (in thousands)
Same Store	$909,049	$856,599	52,450	6.1%	$2,584,472	$2,554,764	29,708	1.2%
Acquisitions	310,812	2,561	308,251	12036.4%	682,464	12,071	670,393	5553.7%

Total Ongoing Dealerships	1,219,861	859,160	360,701	42.0%	3,266,936	2,566,835	700,101	27.3%
Disposed in 2001	—	5,868	(5,868)	(100.0%)	—	38,574	(38,574)	(100.0%)

Total As Reported	$1,219,861	$865,028	354,833	41.0%	$3,266,936	$2,605,409	661,527	25.4%

Total New Vehicle Unit Price
Same Store	$26,836	$26,218	618	2.4%	$27,010	$26,289	721	2.7%
Total Ongoing Dealerships	$27,790	$26,237	1,553	5.9%	$27,558	$26,281	1,277	4.9%

Same store units sales increased during the third quarter 2002 primarily due to strong incentives and affordability as well as new models which were driving traffic in the showrooms, predominately in our imports and luxury brands, where unit sales increased 1,066 units or 5.3% compared to last year. Brands of particular strength were Cadillac, BMW, Toyota and Honda, where unit sales increased by 213 units or 48.3%, 415 units or 19.8%, 374 units or 8.0% and 334 units or 5.7%, respectively, compared to the same period last year. Regional performance was affected by brand mix as stores in Southern California and the Southeast, which has a strong import and luxury sales mix, performed well, increasing 655 units or 22.7% and 780 or 10.6%, respectively. Conversely, we saw weaker performance in regions with stores dominated by domestic brands, primarily Dallas and Ohio, where unit sales decreased 431 units or 11.7% and 279 units or 11.5%, respectively, compared to the same period last year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

Same store unit sales for the first nine months of 2002 continue to be negatively affected from weaker economic conditions in our Northern California region, evidenced by significantly higher unemployment rates compared to the rest of the country, where same store unit sales declined by 2,418 units, or 10.8%. In addition, similar economic conditions in the Dallas market resulted in same store unit sales declines of 1,715 units or 15.6%, compared to the same period last year. These decreases were partially offset by significant increases in unit sales in our regions whose portfolios are dominated by import and luxury brands, primarily Southern California, where units sales increased 1,267 units or 15.1% and in the Southeast where units sales increased 1,142 units or 5.2%, compared to the same period last year.

Used Vehicles

	For the Quarter Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2002	9/30/2001			9/30/2002	9/30/2001
Total Used Vehicle Units
Same Store	16,139	18,139	(2,000)	(11.0%)	48,652	54,592	(5,940)	(10.9%)
Acquisitions	5,189	42	5,147	12254.8%	12,259	337	11,922	3537.7%

Total Ongoing Dealerships	21,328	18,181	3,147	17.3%	60,911	54,929	5,982	10.9%
Disposed in 2001	—	276			—	1,238

Total As Reported	21,328	18,457	2,871	15.6%	60,911	56,167	4,744	8.4%

Total Used Vehicle Revenues (in thousands)
Same Store	$243,285	$259,165	(15,880)	(6.1%)	$726,202	$793,207	(67,005)	(8.4%)
Acquisitions	90,543	743	89,800	12086.1%	208,182	4,047	204,135	5044.1%

Total Ongoing Dealerships	333,828	259,908	73,920	28.4%	934,384	797,254	137,130	17.2%
Disposed in 2001	—	3,906			—	16,996

Total As Reported	$333,828	$263,814	70,014	26.5%	$934,384	$814,250	120,134	14.8%

Total Used Vehicle Unit Price
Same Store	$15,074	$14,288	786	5.5%	$14,926	$14,530	396	2.7%
Total Ongoing Dealerships	$15,652	$14,296	1,357	9.5%	$15,340	$14,514	826	5.7%

Significant factors negatively impacting same store used vehicle unit sales have been a narrowing focus by many of the manufacturers’ captive finance companies on underwriting used vehicle sales at only those dealerships selling their brands, as well as a tightening of credit standards by other finance companies. These factors have affected consumers’ ability to finance used vehicle purchases, which reduces retail activity. Also contributing to the decline in used vehicle sales are competitive pressures from strong manufacturer incentives and rate subsidies on new vehicles.

Wholesale Vehicles

	For the Quarter Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2002	9/30/2001			9/30/2002	9/30/2001
Total Wholesale Vehicle Units
Same Store	14,137	14,761	(624)	(4.2%)	41,420	42,805	(1,385)	(3.2%)
Acquisitions	4,732	405	4,327	1068.4%	11,020	1,050	9,970	949.5%

Total Ongoing Dealerships	18,869	15,165	3,703	24.4%	52,440	43,855	8,585	19.6%
Disposed in 2001	—	314			—	1,499

Total As Reported	18,869	15,480	3,389	21.9%	52,440	45,354	7,086	15.6%

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$93,301	$88,297	5,004	5.7%	$275,222	$271,502	3,720	1.4%
Acquisitions	38,672	3,081	35,591	1155.2%	98,871	16,179	82,692	511.1%

Total Ongoing Dealerships	131,973	91,378	40,595	44.4%	374,093	287,681	86,412	30.0%
Disposed in 2001	—	1,246			—	8,533

Total As Reported	$131,973	$92,624	39,349	42.5%	$374,093	$296,214	77,879	26.3%

Total Wholesale Unit Price
Same Store	$6,600	$5,982	618	10.3%	$6,645	$6,343	302	4.8%
Total Ongoing Dealerships	$6,994	$6,025	969	16.1%	$7,134	$6,560	574	8.7%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

The increase in same store wholesale vehicle revenues during the first three and nine months of 2002 is due primarily to an increase in average price per unit compared to the same periods last year. This is a result of our dealerships wholesaling higher end models in order to liquidate aged units and maintain appropriate inventory levels.

Parts, Service and Collision Repair

	For the Quarter Ended		$	%	For the Nine Months Ended		$	%
	9/30/2002	9/30/2001	Change	Change	9/30/2002	9/30/2001	Change	Change
Total Parts, Service and Collision Repair (in thousands)
Same Store	$183,422	$181,130	2,292	1.3%	$539,147	$529,141	10,006	1.9%
Acquisitions	63,500	1,360	62,140	4569.1%	146,303	3,811	142,492	3739.0%

Total Ongoing Dealerships	246,922	182,490	64,432	35.3%	685,450	532,952	152,498	28.6%
Disposed in 2001	—	1,844			—	10,584

Total As Reported	$246,922	$184,334	62,588	34.0%	$685,450	$543,536	141,914	26.1%

Same store parts, service and collision repair revenues increased for the third quarter 2002 and in the first nine months of 2002 over the same periods last year, resulting in part from continued implementation of our best practices and investments in real estate and construction projects on collision facilities, which allowed us to increase our overall service and parts capacity. These increases were partially offset by significant declines in our Ford stores of $4.2 million or 12.3% and $6.3 million or 6.6% for the three and nine months ended September 30, 2002, respectively, resulting from unusually high parts and service sales generated last year by the Firestone recall, as well as declines in our collision revenues resulting from milder climates and a change in insurance company trends whereby vehicles are being declared totaled rather than repaired at a greater percentage than in prior years.

Finance and Insurance

	For the Quarter Ended		$	%	For the Nine Months Ended		$	%
	9/30/2002	9/30/2001	Change	Change	9/30/2002	9/30/2001	Change	Change
Total Finance & Insurance Revenue (in thousands)
Same Store	$45,322	$45,318	4	0.0%	$12,553	$128,959	(3,406)	(2.6)%
Acquisitions	12,984	476	12,508	2627.7%	31,234	2,299	28,935	1258.6%

Total Ongoing Dealerships	58,306	45,794	12,512	27.3%	156,787	131,258	25,529	19.4%
Disposed in 2001	—	261			—	1,551

Total As Reported	$58,306	$46,055	12,251	26.6%	$156,787	$132,809	23,978	18.1%

Total F&I per Unit
Same Store	$906	$892	14	16%	$870	$850	20	2.4%
Total Ongoing Dealerships	$894	$899	(5)	(0.6%)	$874	$860	14	1.6%

Same store finance and insurance revenues remained flat during the third quarter 2002 and decreased during the first nine months of 2002, due to lower unit counts. For the first nine months of 2002, unit sales were negatively impacted by the decline in retail vehicle unit sales in our Dallas, Ohio and Northern California regions, due primarily to weak economic conditions. Finance and insurance revenues in these markets declined $2.0 million or 14.1%, $1.0 million or 11.9%, and $1.8 million or 6.1%, respectively, compared to the same period last year. These declines are offset by regions with stronger unit performance, primarily Southern California and the Southeast, driven by a higher import and luxury brand mix, where revenues in these markets increased $1.5 million or 12.3% and $0.7 million or 2.4%, respectively, compared to the same period last year.

Gross profit and gross margin

	For the Quarter Ended		$	%	For the Nine Months Ended		$	%
	9/30/2002	9/30/2001	Change	Change	9/30/2002	9/30/2001	Change	Change
Total Gross Profit (in thousands)
Same Store	$226,619	$224,903	1,716	0.8%	$660,316	$661,049	(733)	(0.1)%
Acquisitions	74,637	2,001	72,636	3630.0%	172,969	7,464	165,505	2217.4%

Total Ongoing Dealerships	301,256	226,904	74,352	32.8%	833,285	668,513	164,772	24.6%
Disposed in 2001	—	1,838			—	9,496

Total As Reported	$301,256	$228,742	72,514	31.7%	$833,285	$678,009	155,276	22.9%

Ongoing dealership gross profit as a percentage of related revenues (“gross margin”) decreased to 15.1% in the third quarter 2002 from 15.8% in the third quarter 2001, primarily due to a decrease in the percentage of revenues contributed by products and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

services earning higher margins. In addition, there was an increase in the percentage of revenues contributed by new vehicle revenues, which earn lower margins. In addition, gross margins on new vehicles declined to 7.5% in the third quarter 2002 from 8.0% in the third quarter 2001, largely due to declines in floor plan assistance from manufacturers, which vary with interest rates. These decreases were partially offset by an increase in gross margin on parts, service and collision repairs to 47.4% in the third quarter 2002 from 46.1% in the third quarter 2001.

Ongoing dealership gross margin for the nine months ended September 30, 2002 remained stable at 15.4%. We experienced a decrease in the percentage of revenues contributed by finance and insurance products and an increase in the percentage of revenues contributed by lower margin new vehicle sales. This was partially offset by an increase in gross margin on parts, service and collision repairs to 47.4% in the first nine months of 2002 from 46.0% in the first nine months of 2001.

Selling, general and administrative expenses

	For the Quarter Ended		$	%	For the Nine Months Ended		$	%
	9/30/2002	9/30/2001	Change	Change	9/30/2002	9/30/2001	Change	Change
Total SG&A (in thousands)
Same Store	$168,222	$162,280	5,942	3.7%	$490,882	$473,950	16,932	3.6%
Acquisitions	62,496	6,902	55,594	805.5%	150,991	23,833	127,158	533.5%

Total Ongoing Dealerships	230,718	169,182	61,536	36.4%	641,873	497,783	144,090	28.9%
Disposed in 2001	—	1,615			—	11,344

Total As Reported	$230,718	$170,797	59,921	35.1%	$641,873	$509,127	132,746	26.1%

Of our selling, general and administrative expenses from ongoing dealerships, approximately 64.5% in the third quarter of 2002 and 63.8% in the first nine months of 2002 were variable, comprised primarily of non-salaried sales compensation and advertising. Approximately 35.5% in the third quarter of 2002 and 36.2% in the first nine months of 2002 were fixed, comprised primarily of fixed compensation and rent expense.

Variable selling, general and administrative expenses are generally tied to vehicle gross profits and can be adjusted in response to changes in sales volume or gross profits. As a percentage of gross profits from ongoing dealerships, related variable expenses increased to 49.4% in the third quarter of 2002 from 47.6% in the third quarter of 2001, and to 49.2% in the first nine months of 2002 from 47.4% in the first nine months of 2001. This is primarily due to increases in compensation expense as a percentage of gross profits to 39.0% in the third quarter of 2002 from 38.1% in the third quarter of 2001 and to 39.2% in the first nine months of 2002, from 38.1% in the first nine months of 2001. These increases in compensation expense resulted from additional sales incentives by management designed to increase sales volume and achieve optimal inventory levels.

Variable expenses from ongoing dealerships also increased due to an increase in advertising expense. As a percentage of gross profits, advertising expense increased to 5.6 % in the third quarter of 2002 from 5.1% in the third quarter of 2001, and to 5.9% in the first nine months of 2002 from 5.2% in the first nine months of 2001. This resulted from a determined effort to stimulate consumer traffic into our dealerships through advertising spending. Advertising spending is expected to stabilize over future quarters.

Fixed expenses from ongoing dealerships increased slightly as a percentage of gross profits to 27.2% in the third quarter of 2002 from 26.9% in the third quarter of 2001, and 27.9% in the first nine months of 2002 from 27.0% in the first nine months of 2001. This was primarily the result of significant investments in human resources and infrastructure in advance of our recent acquisitions, including the Massey acquisition, in order to support our acquisition growth and integration plans. These expenses, as a percentage of gross profits, have begun and are expected to continue to stabilize in future quarters as increased gross profits are realized as a result of these investments.

Floor plan interest expense

	For the Quarter Ended		$	%	For the Nine Months Ended		$	%
	9/30/2002	9/30/2001	Change	Change	9/30/2002	9/30/2001	Change	Change
Total Interest Expense, floor plan (in thousands)
Total Ongoing Dealerships	$6,034	$6,898	(864)	(12.5)%	$17,755	$27,316	(9,561)	(35.0)%
Disposed in 2001	—	72			—	680

Total As Reported	$6,034	$6,970	(936)	(13.4)%	$17,755	$27,996	(10,241)	(36.6)%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

Floor plan interest expense for ongoing dealerships decreased for the third quarter 2002 and in the first nine months of 2002 over the same periods last year, resulting from lower overall interest rates offset by increases in average floor plan balances driven by dealership acquisitions. Average interest rates for the three months ended September 30, 2002, of 3.37% versus the three months ended September 30, 2001, of 5.26% reduced interest expense by approximately $2.4 million. Conversely, the quarterly average floor plan balance increased from $529.6 million at September 30, 2001 to $715.7 million at September 30, 2002, resulting in an increase in expense of approximately $1.5 million.

Average interest rates for the nine months ended September 30, 2002, of 3.52% versus the nine months ended September 30, 2001, of 6.56% reduced interest expense by approximately $22.9 million. Conversely, the nine-months average floor plan balance increased from $569.2 million at September 30, 2001 to $672.8 million at September 30, 2002, resulting in an increase in expense of approximately $13.3 million.

Other interest expense

Other interest expense from ongoing operations increased $2.3 million, or 28.3%, during the third quarter of 2002 and $2.2 million, or 8.4% during the first nine months of 2002, compared to the same periods last year. Of this increase, $4.2 million during the third quarter and $9.9 million during the nine months ended September 30, 2002, resulted from the issuance of an additional $75.0 million of 11% Senior Subordinated Notes in November 2001 and $149.5 million in 5 1/4% Convertible Senior Subordinated Notes in May 2002.

This increase was offset partially by lower interest expense on our Revolving Credit Facility (the “Revolving Facility”) with Ford Motor Credit Company, Chrysler Financial Company, LLC and Toyota Motor Credit Corporation, of approximately $2.1 million and $9.5 million for the three and nine months ended September 30, 2002, respectively. Of the decrease in interest incurred under our Revolving Facility during the third quarter 2002, approximately $1.3 million was due to a decrease in the average interest rate from 6.37% in the third quarter 2001 to 4.78% in the third quarter 2002, and approximately $0.8 million was due to a decrease in the average outstanding balance. Of the decrease in interest incurred under our Revolving Facility during the nine months ended September 30, 2002, approximately $7.1 million was due to the decrease in the average interest rate from 7.33% in the first nine months of 2001 to 4.66% in the first nine months of 2002, and approximately $2.4 million was due to a decrease in the average outstanding balance. The decreases in the average outstanding balance resulted from the refinancing of a portion of our Revolving Facility using proceeds from the issuance of an additional $75.0 million in 11% Senior Subordinated Notes and $149.5 million of 5 1/4% Convertible Senior Subordinated Notes, offset partially by acquisition activities funded by the Revolving Facility. The decrease in the weighted average interest rates and average balances was offset by the effective conversion of $200.0 million of our variable rate debt to a fixed rate through two separate $100.0 million interest rate swap agreements entered into on January 15, 2002 and June 6, 2002, whereby we receive interest payments based on a variable rate of LIBOR and make interest payments at a fixed rates of 3.88% and 4.50%, respectively. The effect of the swaps resulted in an additional $1.4 million and $2.4 million in interest expense in the three months and nine months ended September 30, 2002, respectively.

Provision for income taxes

Our overall effective income tax rate decreased to 38.8% in the third quarter of 2002 from 39.0% in the third quarter of 2001, and to 38.3% for the nine months ended September 30, 2002 from 39.0% for the nine months ended September 30, 2001, primarily as a result of the elimination of goodwill amortization. The effect of the lower effective tax rate was offset by higher pre-tax income in the 2002 periods.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

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

Contracts in Transit:

Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Based on our experience, there is minimal risk of these contracts in transit not being approved and funded by the initial finance source. In rare instances where the pre-approving initial finance source does not give final approval of the loan or lease agreement, we are typically able to arrange for financing through another third-party finance source. In addition, as discussed previously, contracts in transit are typically funded within ten days after the initial approval given by the finance source. As a result, we do not believe that contracts in transit have any meaningful impact on our liquidity.

Floor Plan Facilities:

We finance our new vehicle inventory through standardized floor plan credit facilities with the following:

	2002 Availability	Outstanding Balance
Lender		September 30, 2002	December 31, 2001
Chrysler Financial Company, LLC ("Chrysler Financial")	$750 million	$186.7 million	$142.6 million
General Motors Acceptance Corporation ("GMAC")	$290 million	$124.4 million	$51.7 million
Ford Motor Credit Company ("Ford Motor Credit")	$650 million	$366.3 million	$377.2 million
Toyota Motor Credit Corporation ("Toyota Credit")	$100 million	$42.5 million	$16.4 million

Amounts outstanding under the Chrysler Financial and Toyota Credit floor plan facilities bear interest at 1.25 percentage points above LIBOR (LIBOR was 1.81% at September 30, 2002). Amounts outstanding under the GMAC floor plan facility bear interest at 1.75 percentage points above LIBOR, subject to certain incentives and other adjustments, and amounts outstanding under the Ford Motor Credit floor plan facility bear interest at the prime rate (prime rate was 4.75% at September 30, 2002), also subject to certain incentives and other adjustments. The weighted average interest rate for our floor plan facilities was 3.37% and 3.52% for the three and nine months ended September 30, 2002, respectively, and 5.26% and 6.56% for the three and nine months ended September 30, 2001. respectively. Our floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance, which is recorded as a reduction of cost of sales. In the nine months ended September 30, 2002 we received approximately $28.4 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of 0%. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles.

The balances outstanding are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including, among others, covenants restricting us with respect to the creation of liens and changes in ownership, officers and key management personnel. We were in compliance with all restrictive covenants as of September 30, 2002.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

Long-Term Debt and Credit Facilities:

The Convertible Senior Subordinated Notes Due 2009:    On May 7, 2002, we issued $149.5 million in aggregate principal amount of 5 1/4% convertible senior subordinated notes with net proceeds, before expenses, of approximately $145.0 million. The net proceeds were used to repay a portion of the amounts outstanding under our Revolving Facility. The notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on May 7, 2009, and are redeemable at Sonic’s option after May 7, 2005. Sonic’s obligations under these notes are not guaranteed by any of its subsidiaries.

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

In the three and nine months ended September 30, 2002, we repurchased $6.5 million in aggregate principal amount of the convertible notes on the open market for approximately $4.9 million. A resulting gain of $1.3 million, net of write-offs of unamortized discounts and deferred debt issuance costs, is included in other income in the accompanying consolidated statements of income for the three and nine months ended September 30, 2002. The outstanding principal balance of the convertible notes at September 30, 2002 was $143.0 million.

Subsequent to September 30, 2002, we repurchased $7.9 million in aggregate principal amount of the convertible notes on the open market for approximately $5.8 million.

The Revolving Facility:    Sonic’s Revolving Facility has a borrowing limit of $600 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by an affiliate of Sonic (the borrowing base was approximately $467.4 million at September 30, 2002). The amounts outstanding under the Revolving Facility bear interest at 2.50% above LIBOR and will mature on October 31, 2004 (but may be extended for a number of additional one year terms by Ford Motor Credit, Chrysler Financial and Toyota Credit). The Revolving Facility includes an annual commitment fee equal to 0.25% of the unused portion of the facility. The total outstanding balance was approximately $282.5 million as of September 30, 2002. Balances under our Revolving Facility are guaranteed by Sonic’s operating subsidiaries.

The Mortgage Facility:    We currently have a revolving real estate acquisition and construction line of credit (the “Construction Loan”) and a related mortgage refinancing facility (the “Permanent Loan” and collectively with the Construction Loan, the “Mortgage Facility”) with Ford Motor Credit. Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until December 2003. All advances will mature on September 22, 2005, bear interest at 2.25% above LIBOR and are secured by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets. Repayments, net of borrowings, under the Construction Loan in the first nine months of 2002 were approximately $1.8 million. The total outstanding balance under the Construction Loan as of September 30, 2002 was approximately $6.7 million.

Under the Permanent Loan, we can refinance up to $50.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until June 2005. All advances under the Permanent Loan mature on June 22, 2010, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. The total outstanding balance as of September 30, 2002 was approximately $4.1 million.

The Senior Subordinated Notes Due 2008:    Our outstanding senior subordinated notes mature on August 1, 2008 and bear interest at a stated rate of 11.0%. The notes are unsecured and are redeemable at our option after August 1, 2003. Our obligations under these notes are guaranteed by our operating subsidiaries. Interest payments are due semi-annually on February 1 and August 1.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

The notes are subordinated to all of our present and future senior indebtedness, including the Revolving Facility. Redemption prices during the 12-month periods beginning August 1 are 105.500% in 2003, 103.667% in 2004, 101.833% in 2005 and 100% thereafter.

During the quarter ended September 30, 2002, we repurchased $1.0 million in aggregate principal amount of the senior subordinated notes on the open market for approximately $1.1 million. A resulting loss of $0.1 million, net of write-offs of unamortized discounts and deferred debt issuance costs, is included in other income in the accompanying consolidated statements of income for the three and nine months ended September 30, 2002. The outstanding balance of the senior subordinated notes at September 30, 2002 was $199.0 million.

Subsequent to September 30, 2002, we repurchased $8.0 million in aggregate principal amount of the senior subordinated notes on the open market for approximately $8.2 million.

We are in compliance with all of the restrictive and financial covenants on all of our floor plan and long-term debt facilities at September 30, 2002.

Dealership acquisitions:

During the nine months ended September 30, 2002, we acquired 30 dealerships for a combined purchase price of $203.2 million in cash and 1,470,588 shares of Class A common stock valued at approximately $38.0 million, based on the average closing price as quoted by the New York Stock Exchange for several days before and after the acquisition was announced. The total purchase price for the acquisitions was based on our internally determined valuation of the dealerships and their assets. The cash portion of the purchase price was financed by cash generated from our existing operations and by borrowings under our Revolving Facility.

Sale-Leaseback Transactions:

In an effort to generate additional capital, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. The majority of our sale-leaseback transactions are done pursuant to an agreement with Capital Automotive REIT (“Capital Automotive”). Under our agreement with Capital Automotive, we have the ability to substitute properties in the lease portfolio if we decide to dispose of a dealership currently being leased from Capital Automotive. In the nine months ended September 30, 2002 we sold $17.5 million in dealership properties in sale-leaseback transactions. There were no material gains or losses on these sales.

Capital Expenditures:

Other than construction of new dealerships and collision repair centers, our capital expenditures generally include building improvements and equipment for use in our dealerships. Capital expenditures in the nine months ended September 30, 2002 were approximately $69.7 million, of which approximately $58.6 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealerships and collision repair centers are generally sold in sale-leaseback transactions. As of September 30, 2002, total construction in progress was approximately $19.1 million. In addition, approximately $56.3 million related to construction costs on facilities and associated land, which are expected to be completed and sold within one year in sale-leaseback transactions, have been classified in other current assets on the accompanying unaudited consolidated balance sheet as of September 30, 2002. We do not expect any significant gains or losses from these sales.

Stock Repurchase Program:

Our board of directors has authorized Sonic to expend up to $125.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. As of September 30, 2002, we have repurchased 7,420,864 shares of Class A common stock totaling approximately $81.8 million and have also redeemed 13,801.5 shares of Class A convertible preferred stock at a total cost of approximately $13.8 million.

Subsequent to September 30, 2002, we have repurchased an additional 263,200 shares of our Class A common stock for approximately $4.2 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS—(Continued)

Cash Flows:

For the nine months ended September 30, 2002, net cash provided by operating activities was approximately $116.7 million, which was generated primarily by net income adjusted for non-cash items such as depreciation and amortization. Decreases in inventory and accounts receivable balances of $81.0 million in total were offset by decreases in notes payable-floor plan and other liabilities of $51.8 million in total.

Cash used for investing activities in the nine months ended September 30, 2002 was approximately $216.3 million, the majority of which was related to dealership acquisitions. Our other principal investing activities include capital expenditures and dealership dispositions.

In the nine months ended September 30, 2002, net cash provided by financing activities was approximately $103.7 million and primarily related to $145.0 million of proceeds received from the issuance of 5 1/4% Convertible Senior Subordinated Notes offset by repurchases of Class A common stock and repayments on our revolving credit facilities.

Future Liquidity Outlook:

We believe our best source of liquidity for future growth remains our cash flows generated from operations combined with our availability of borrowings under our floor plan financing (or any replacements thereof) and other credit arrangements. We expect to generate more than sufficient cash flow to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly traded debt securities, as market conditions warrant.

Seasonality:

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in new vehicle demand. Parts and service demand remains more stable throughout the year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our variable rate floor plan notes payable, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $824.9 million at September 30, 2002 and approximately $890.7 million at September 30, 2001. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $6.0 million in the nine months ended September 30, 2002 and approximately $7.3 million in the nine months ended September 30, 2001. Of the total change in interest expense, approximately $4.7 million in the first nine months of 2002 and approximately $4.6 million in the first nine months of 2001 would have resulted from floor plan notes payable.

Our exposure with respect to floor plan notes payable is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are credited against our cost of sales. During the nine months ended September 30, 2002, the amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $11.1 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives. A change in interest rates of 100 basis points would have had an estimated impact on floor plan assistance of approximately $5.5 million in the nine months ended September 30, 2002.

In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuates based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we entered into two separate interest rate swap agreements on January 15, 2002 and June 6, 2002 to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The swaps each have a notional principal amount of $100 million and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the swap agreement entered into on January 15, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 3.88%. Under the terms of the swap agreement entered into on June 6, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of these interest rate swaps was $1.4 million and $2.4 million for the three and nine months ended September 30, 2002, respectively, and has been included in interest expense, other in the accompanying unaudited consolidated statements of income. The interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the interest rate swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders’ equity.

Item 4:    Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Forward Looking Statements

Certain statements and information set forth in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Litigation Securities Reform Act of 1995. These forward looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward looking statements include, but are not limited to:

•	future acquisitions;

•	industry trends;

•	general economic trends, including employment rates and consumer confidence levels;

•	vehicle sales rates and same store sales growth;

•	our financing plans; and

•	our business and growth strategies.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Exhibit 99.1 to this Quarterly Report on Form 10-Q and elsewhere in this report, as well as:

•	our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures, our share repurchase program, and general operating activities;

•	the reputation and financial condition of vehicle manufacturers whose brands we represent, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, and the level of consumer spending;

•	significant changes in the assumptions used to estimate various self-funded insurance reserves;

•	high competition in the automotive retailing industry which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire; and

•	our ability to successfully integrate recent and potential future acquisitions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

OTHER INFORMATION

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Risk Factors

99.2	Certification of Mr. Theodore M. Wright pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On August 14, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “Commission”) to furnish information pursuant to Item 9 of Form 8-K that each of the principal executive officer, Mr. O. Bruton Smith, and the principal financial officer, Mr. Theodore M. Wright, of Sonic Automotive, Inc. had submitted to the Commission sworn statements pursuant to the Commission’s Order No. 4-460, Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Exchange Act, in the form specified in such Order. A copy of each of these sworn statements was attached as an exhibit to the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: November 13, 2002	By:	/s/ O. BRUTON SMITH
O. Bruton Smith Chairman and Chief Executive Officer

Date: November 13, 2002	By:	/s/ THEODORE M. WRIGHT
Theodore M. Wright President and Chief Financial Officer (Principal Financial and Accounting Officer)

SONIC AUTOMOTIVE, INC.

CERTIFICATION

I, O. Bruton Smith, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Sonic Automotive, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

By:	/s/ O. BRUTON SMITH
O. Bruton Smith, Chairman and Chief Executive Officer

SONIC AUTOMOTIVE, INC.

CERTIFICATION

I, Theodore M. Wright, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Sonic Automotive, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

By:	/s/ THEODORE M. WRIGHT
Theodore M. Wright, President and Chief Financial Officer