Form 10-Q
period 2003-03-31
SONIC AUTOMOTIVE INC
filed 2003-05-13
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of May 12, 2003, there were 28,669,980 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Revenues:
New vehicles	$883,192	$1,004,153
Used vehicles	248,447	281,196
Wholesale vehicles	96,886	103,244

Total vehicles	1,228,525	1,388,593
Parts, service and collision repair	193,845	236,066
Finance & insurance and other	43,552	48,571

Total revenues	1,465,922	1,673,230
Cost of sales	1,233,793	1,407,986

Gross profit	232,129	265,244
Selling, general and administrative expenses	179,829	218,990
Depreciation	1,872	2,435

Operating income	50,428	43,819
Other income / (expense):
Interest expense, floor plan	(4,977)	(6,010)
Interest expense, other	(8,016)	(9,692)
Other income	85	85

Total other expense	(12,908)	(15,617)

Income from continuing operations before taxes and cummulative effect of change in accounting principle	37,520	28,202
Provision for income taxes	(14,307)	(10,405)

Income from continuing operations before cummulative effect of change in accounting principle	23,213	17,797
Discontinued operations:
Loss from operations of discontinued dealerships, net	(1,911)	(908)
Income tax benefit	777	415

Loss from discontinued operations	(1,134)	(493)

Income before cumulative effect of change in accounting principle	22,079	17,304
Cumulative effect of change in accounting principle, net of tax benefit of $3,325	—	(5,619)

Net income	$22,079	$11,685

Basic net income (loss) per share:
Income per share from continuing operations	$0.57	$0.43
Loss per share from discontinued operations	(0.03)	(0.01)

Income per share before cumulative effect of change in accounting principle	0.54	0.42

Cumulative effect of change in accounting principle	—	(0.14)

Net income per share	$0.54	$0.28

Weighted average common shares outstanding	40,627	40,931

Diluted net income (loss) per share:
Income per share from continuing operations	$0.55	$0.43
Loss per share from discontinued operations	(0.03)	(0.01)
Income per share before cumulative effect of change in accounting principle	0.52	0.42

Cumulative effect of change in accounting principle	—	(0.14)

Net income per share	$0.52	$0.28

Weighted average common shares outstanding	42,563	41,757

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2002	March 31, 2003 (Unaudited)
ASSETS
Current Assets:
Cash	$10,576	$16,568
Receivables, net	297,859	268,426
Inventories	929,450	918,207
Other current assets	63,742	100,586

Total current assets	1,301,627	1,303,787
Property and equipment, net	121,936	113,156
Goodwill, net	875,894	883,501
Other intangible assets, net	61,800	65,400
Other assets	14,051	16,030

Total assets	$2,375,308	$2,381,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable – floor plan	$850,162	$837,510
Trade accounts payable	58,560	51,908
Accrued interest	13,306	10,310
Other accrued liabilities	113,592	119,376
Current maturities of long-term debt	2,764	2,764

Total current liabilities	1,038,384	1,021,868
Long-term debt	637,545	654,791
Other long-term liabilities	16,085	17,497
Payable to the Company’s Chairman	5,500	5,500
Deferred income taxes	40,616	40,566
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 37,245,706 shares issued and 29,111,542 shares outstanding at December 31, 2002; 37,347,382 shares issued and 28,689,218 shares outstanding at March 31, 2003	371	372
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2002 and March 31, 2003.	121	121
Paid-in capital	396,813	397,622
Retained earnings	339,457	351,142
Accumulated other comprehensive loss	(6,447)	(6,525)
Treasury Stock, at cost (8,134,164 shares held at December 31, 2002 and 8,658,164 shares held at March 31, 2003)	(93,137)	(101,080)

Total stockholders’ equity	637,178	641,652

Total liabilities and stockholders’ equity	$2,375,308	$2,381,874

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	37,246	$371	12,029	$121	$396,813	$339,457	$(93,137)	$(6,447)	$637,178
Comprehensive Income:
Net Income						11,685			11,685
Change in fair value of interest rate swap, net of tax of $50								(78)	(78)

Total comprehensive income, net of tax									11,607
Shares awarded under stock compensation plans	102	1			748				749
Income tax benefit associated with stock compensation plans					61				61
Purchase of treasury stock							(7,943)		(7,943)

Balance at March 31, 2003	37,348	$372	12,029	$121	$397,622	$351,142	$(101,080)	$(6,525)	$641,652

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,079	$11,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,090	2,561
Cumulative effect of change in accounting principle, net of tax	—	5,619
Amortization of debt issuance costs	101	228
Deferred income taxes	76	—
Equity interest in (earnings)/losses of investees	(124)	106
(Gain)/Loss on disposal of assets	323	(1,899)
Income tax benefit associated with stock compensation plans	—	61
Changes in assets and liabilities that relate to operations:
Receivables	6,164	29,981
Inventories	(33,343)	6,779
Other assets	(4,715)	(8,360)
Notes payable—floor plan	24,864	(16,346)
Trade accounts payable and other liabilities	22,483	(3,912)

Total adjustments	17,919	14,818

Net cash provided by operating activities	39,998	26,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(131,232)	(20,076)
Purchases of property and equipment	(13,905)	(18,074)
Proceeds from sales of property and equipment	10,036	2,629
Proceeds from sale of dealerships	2,945	5,185

Net cash used in investing activities	(132,156)	(30,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving credit facilities	104,505	17,357
Proceeds from long-term debt	289	47
Payments on long-term debt	(702)	(385)
Purchases of Class A Common Stock	(2,048)	(7,943)
Issuance of shares under stock compensation plans	3,710	749

Net cash provided by financing activities	105,754	9,825

NET INCREASE IN CASH	13,596	5,992
CASH, BEGINNING OF PERIOD	—	10,576

CASH, END OF PERIOD	$13,596	$16,568

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Class A Common Stock issued for acquisitions	$38,000	$—
Change in fair value of cash flow hedging instrument (net of tax benefit of of $487 for the three months ended March 31, 2002 and $50 for the three months ended March 31, 2003	$762	$78
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$17,215	$20,139
Cash paid for income taxes	$7,719	$4,365

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited financial information for the three months ended March 31, 2003 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. (“Sonic”) for the year ended December 31, 2002 which were included in Sonic’s Annual Report on Form 10-K.

Stock-Based Compensation—Sonic accounts for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on income and earnings per share if Sonic had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	(Dollars in thousands except per share amounts)
	For the Three Months Ended March 31,
	2002	2003
Income before cumulative effect of change in accounting principle	$22,079	$17,304
Fair value compensation cost, net of tax	(1,352)	(2,070)

Proforma income before cumulative effect of change in accounting principle	20,727	15,234
Cumulative effect of change in accounting principle, net of tax	—	(5,619)

Proforma income	$20,727	$9,615

Basic income (loss) per share:
Income before cumulative effect of change in accounting principle	$0.54	$0.42
Fair value compensation cost, net of tax	(0.03)	(0.05)

Proforma income before cumulative effect of change in accounting principle	0.51	0.37
Cumulative effect of change in accounting principle, net of tax	—	(0.14)

Proforma income	$0.51	$0.23

Diluted income (loss) per share:
Income before cumulative effect of change in accounting principle	$0.52	$0.42
Fair value compensation cost, net of tax	(0.03)	(0.05)

Proforma income before cumulative effect of change in accounting principle	0.49	0.37
Cumulative effect of change in accounting principle, net of tax	—	(0.14)

Proforma income	$0.49	$0.23

Shares:
Basic	40,627	40,931
Diluted	42,563	41,757

Derivative Instruments and Hedging Activities—In order to reduce our exposure to market risks from fluctuations in interest rates, we entered into two separate interest rate swap agreements on January 15, 2002 and June 6, 2002 to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The swaps each have a notional principal amount of $100.0 million and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the swap agreement entered into on January 15, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

payments at a fixed rate of 3.88%. Under the terms of the swap agreement entered into on June 6, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of these interest rate swaps was $1.4 million in for the first three months of 2003 and has been included in interest expense, other in the accompanying unaudited consolidated statement of income. The interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the interest rate swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders’ equity. The fair value of the interest rate swaps as of March 31, 2003 is recorded in other long-term liabilities on the accompanying balance sheet. The change in fair value of the swaps during the three months ended March 31, 2003, recorded in accumulated other comprehensive loss was approximately $128,000 ($78,000 net of tax). Because the critical terms of the interest rate swaps and the underlying debt obligations were the same, no ineffectiveness was recorded.

Cumulative Effect of a Change in Accounting Principle—The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” In accordance with Issue No. 02-16, which was effective January 1, 2003, payments received from manufacturers for floor plan assistance and certain types of advertising allowances should be recorded as a reduction of the cost of inventory and recognized as a reduction of cost of sales when the inventory is sold. Previous practice was to recognize such payments as a reduction of cost of sales at the time of vehicle purchase. The cumulative effect of the adoption of the consensus reached in Issue No. 02-16 resulted in a decrease to income of $5.6 million, net of applicable income taxes of $3.3 million. Had the guidance from Issue No. 02-16 been retroactively applied, results of operations and net income per share for the three months ended March 31, 2002 would not have been materially different from the previously reported results.

Reclassifications—Loss from operations of discontinued dealerships for the three months ended March 31, 2002 reflects reclassifications from the prior year presentation to include additional dealerships sold or identified for sale subsequent to March 31, 2002 which had not been classified as held for sale as of March 31, 2002. In addition, in accordance with the consensus reached in Issue No. 02-16, certain incentives received from manufacturers not intended to reimburse specific, incremental, identifiable costs incurred in selling manufacturers’ products which had previously been classified as a reduction of selling, general and administrative expenses are now recorded as a reduction of inventory cost and are included cost of sales when the associated vehicles are sold.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Dealership Acquisitions:

During the first three months of 2003, Sonic acquired three automotive dealerships located in Colma, California, Oklahoma City, Oklahoma, and Denver, Colorado for an aggregate purchase price of approximately $20.0 million in cash. The consolidated balance sheet includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the dates of acquisition and are subject to final adjustment. As a result of these allocations, we have recorded $3.6 million of intangible assets representing rights acquired under franchise agreements, and $13.7 million of goodwill, of which approximately $10.5 million is expected to be tax deductible.

Dealership Dispositions:

In addition to the acquisitions described above, during the first three months of 2003, Sonic sold or otherwise disposed of the assets of two dealership franchises, resulting in the closing of two dealerships. The sale of these dealerships resulted in a net gain of $1.9 million which is included in loss from discontinued operations on the accompanying unaudited consolidated statement of income for the three months ended March 31, 2003.

In conjunction with dealership dispositions in the current quarter, Sonic has indemnified the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The estimated maximum liability associated with current quarter dispositions was $5.2 million. These indemnifications expire within a period of one year to eighteen months following the date of the sale. The estimated fair value of the guarantees associated with these indemnifications was not material.

In addition to the dispositions described above, as of March 31, 2003, Sonic had approved the sale or disposition of assets of 13 additional dealership franchises, which will result in the closing of 11 dealerships. These franchises are generally smaller franchises with unprofitable operations. Long lived assets to be disposed of in connection with dealerships not yet sold, consisting primarily of

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

property, equipment and goodwill, totaled approximately $18.8 million at March 31, 2003 and have been classified in other current assets in the accompanying consolidated balance sheet. Other assets and liabilities to be disposed in connection with these dispositions include inventories and related notes payable floor plan.

3. INVENTORIES

Inventories consist of the following:

	(Dollars in thousands)
	December 31, 2002	March 31, 2003
New vehicles	$733,757	$700,396
Used vehicles	111,884	128,557
Parts and accessories	50,860	49,568
Other	32,949	39,686

Total	$929,450	$918,207

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(Dollars in thousands)
	December 31, 2002	March 31, 2003
Land	$5,983	$4,767
Building and improvements	42,201	55,685
Office equipment and fixtures	31,616	32,021
Parts and service equipment	22,485	22,709
Company vehicles	8,211	8,362
Construction in progress	33,637	13,378

Total, at cost	144,133	136,922
Less accumulated depreciation	(22,197)	(23,766)

Property and equipment, net	$121,936	$113,156

Interest capitalized in conjunction with construction projects was approximately $0.9 million for the three months ended March 31, 2003 and approximately $0.4 million for the three months ended March 31, 2002.

In addition to the amounts shown above, Sonic incurred approximately $61.4 million in real estate and construction costs as of March 31, 2003 and $39.2 million as of December 31, 2002 on facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in other current assets on the accompanying consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to an unaffiliated third party and enters into long-term operating leases on the facilities.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

5. LONG-TERM DEBT

Long-term debt consists of the following:

	(Dollars in thousands)
	December 31,	March 31,
	2002	2003
Senior Subordinated Notes bearing interest at 11%, maturing August 1, 2008	$182,360	$182,360
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009	130,100	130,100
$500 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR and maturing in October 2006, collateralized by all assets of Sonic	330,718	348,075
$50 million revolving construction line of credit with Toyota Credit bearing interest at 2.25 percentage points above LIBOR and maturing December 31, 2007, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets.	—	—
$100 million revolving real estate acquisition line of credit with Toyota Credit bearing interest at 2.00 percentage points above LIBOR and maturing the borrowing subsidiaries’ real estate and other assets.	—	—
Other notes payable (primarily equipment notes)	4,137	3,798

	$647,315	$664,333
Less unamortized discount	(7,006)	(6,778)
Less current maturities	(2,764)	(2,764)

Long-term debt	$637,545	$654,791

6. PER SHARE DATA

The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, and Class A common stock purchase warrants. The following table illustrates the dilutive effect of such items:

	(Shares in thousands) Three Months Ended March 31,
	2002	2003
Basic weighted average number of common shares outstanding	40,627	40,931
Dilutive effect of stock options	1,934	825
Dilutive effect of warrants	2	1

Weighted average number of common shares outstanding, including effect of dilutive securities	42,563	41,757

In addition to the stock options included in the table above, options to purchase 2,725,712 shares of Class A common stock were outstanding during the three months ended March 31, 2003 but were not included in the computation of diluted net income per share because the options were antidilutive. There were no antidilutive options at March 31, 2002.

The total amount of stock options outstanding at March 31, 2002 and 2003 were 4,391,328 and 5,461,693, respectively.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

We are one of the largest automotive retailers in the United States. As of May 12, 2003 we operated 186 dealership franchises, representing 34 different brands of cars and light trucks at 141 locations, and 47 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, warranty, paint and collision repair services, and arrangement of extended warranty contracts, financing and insurance for our customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The following table depicts the breakdown of our new vehicle revenues by brand for the three months ended March 31, 2002 and 2003:

	Percentage of New Vehicle Revenues Three Months Ended March 31,
	2002	2003
Brand (1)
Honda	14.5%	15.9%
Ford	19.7%	14.4%
Cadillac	3.9%	12.2%
Toyota	12.2%	11.0%
General Motors (2)	11.3%	10.3%
BMW	11.4%	9.8%
Lexus	5.4%	4.2%
Chrysler (3)	4.9%	3.9%
Volvo	3.2%	3.2%
Mercedes	3.8%	3.0%
Other Luxury (4)	2.4%	3.8%
Other (5)	7.3%	8.3%

Total	100.0%	100.0%

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, revenue data in prior years reflects the reclassification of the results of operations of dealerships sold or identified for sale subsequent to March 31, 2002 which were not previously included in discontinued operations but have been included during the three months ended March 31, 2003
(2)	Includes Buick, Chevrolet, GMC, Oldsmobile, and Pontiac
(3)	Includes Chrysler, Dodge, Jeep, and Plymouth
(4)	Includes Acura, Audi, Hummer, Infiniti, Land Rover, Porsche, and Saab
(5)	Includes Hyundai, Isuzu, KIA, Lincoln, Mazda, Mercury, Mitsubishi, Nissan, Subaru, and Volkswagen

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

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

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date they were acquired. Our consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to March 31, 2003. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Results of Operations

Revenues

New Vehicles:

	For the Three Months Ended		Units or $ Change	% Change
	3/31/2003	3/31/2002
New Vehicle Units
Same Store	29,859	31,435	(1,576)	(5.0)%
Acquisitions	5,844	943	4,901	519.7%

Total As Reported	35,703	32,378	3,325	10.3%

New Vehicle Revenues (in thousands)
Same Store	$807,227	$848,879	(41,651)	(4.9)%
Acquisitions	196,926	34,313	162,613	473.9%

Total As Reported	$1,004,153	$883,192	120,961	13.7%

New Vehicle Unit Price
Same Store	$27,035	$27,004	30	0.1%

The decline in same store new vehicle unit sales during the first quarter 2003 was primarily due to decreases in our sales of domestic brands, which are generally more sensitive to economic conditions than import and luxury brands. Sales of new units of domestic brands declined 2,297 units, or 16.5%, while sale of import brands increased by 721 units, or 4.1%. Regional performance continued to be negatively affected by weaker economic conditions in our Northern California region, evidenced by higher unemployment rates compared to the rest of the country. Same store unit sales in that region declined by 284 units, or 4.7%. Our Houston, Oklahoma and Ohio regions experienced same store unit declines of 525 units, or 10.4%, 347 units, or 21.2% and 134 units, or 8.4%, respectively, primarily due to a predominance of domestic brand stores in those markets. In addition, same store new vehicle sales were further impacted by inclement weather in the Dallas, Mid-Atlantic and Carolinas regions. These decreases were partially offset by increases in unit sales in regions whose portfolios are dominated by import brands, primarily San Diego/Nevada, where unit sales increased 216 units, or 12.2%, and South Carolina/Georgia where unit sales increased 162 units, or 11.5%. We expect declines in same store new vehicles sales to continue during the remainder of 2003.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Used Vehicles:

	For the Three Months Ended		Units or $ Change	% Change
	3/31/2003	3/31/2002
Used Vehicle Units
Same Store	14,316	16,187	(1,871)	(11.6)%
Acquisitions	4,045	492	3,553	722.2%

Total As Reported	18,361	16,679	1,682	10.1%

Used Vehicle Revenues (in thousands)
Same Store	$210,305	$240,711	(30,406)	(12.6)%
Acquisitions	70,891	7,736	63,155	816.4%

Total As Reported	$281,196	$248,447	32,749	13.2%

Used Vehicle Unit Price
Same Store	$14,690	$14,871	(180)	(1.2)%

A significant factor negatively impacting same store used vehicle unit sales during the first quarter 2003 compared to the same period last year, has been the withdrawal of certain key lenders, particularly in the sub-prime category, as well as tightened credit standards from remaining lenders which have affected consumers’ ability to finance used vehicle purchases and have thus reduced retail activity. Our Oklahoma region, which has historically been heavily dependent on used vehicle sales, especially the sub-prime market, was particularly affected by these trends. Same store unit sales in that region declined 419 units or 24.8%. Unit sales in our Carolinas region declined 478 units, or 33.8%. These two regions accounted for 47.9% of the total decline in same store unit sales in the first quarter 2003 compared to the same period last year. While we expect same store used vehicle declines to continue, the role of same store vehicle declines has been improving and we expect such declines to continue to improve in subsequent quarters.

Wholesale Vehicles:

The decline in same store wholesale revenues during the first quarter 2003 declined due to a decrease in units sold of 2,673 partially offset by an increase in average price per unit of $488, primarily resulting from wholesaling higher end models in order to liquidate aged units and maintain appropriate inventory levels.

Parts, Service and Collision Repair:

	For the Three Months Ended		$ Change	% Change
	3/31/2003	3/31/2002
Parts, Service and Collision Repair (in thousands)
Same Store	$186,720	$188,445	(1,725)	(0.9)%
Acquisitions	49,346	5,400	43,946	813.8%

Total As Reported	$236,066	$193,845	42,221	21.8%

The decline in same store parts, service and collision repair revenues resulted partially from declines in our Ford stores of $3.7 million, or 12.5%. These declines were the result of a combination of factors including a significant decrease in wholesale parts sales in our Houston market resulting from Ford Motor Company’s decision to open a parts depot in that area in the latter half of 2002, as well as unusually high parts and service sales in the first quarter of 2002 generated by the Firestone tire recall. This decrease was partially offset by revenue increases at our BMW stores of $1.6 million, or 6.9%, resulting primarily from warranty sales arising in part from BMW expanding their factory warranty coverage to all new vehicle maintenance and revenue increases at our Honda stores of $0.7 million, or 2.6%, resulting from Honda extending their factory warranty coverage on two models. We believe lower collision revenues in first quarter 2003 are primarily a result of customers choosing not to perform minor repair work that historically would have been covered by lower deductible policies,

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

as well as a change in insurance company trends whereby vehicles are being declared totaled rather than repaired at a greater percentage than in prior years.

Finance and Insurance:

	For the Three Months Ended		$ Change	% Change
	3/31/2003	3/31/2002
Finance & Insurance Revenue (in thousands)
Same Store	$40,286	$41,990	(1,704)	(4.1)%
Acquisitions	8,285	1,562	6,723	430.	4%

Total As Reported	$48,571	$43,552	5,019	11.5%

Total F&I per Unit
Same Store	$912	$882	30	3.4%

Same store finance and insurance revenues decreased during the first quarter 2003 primarily due to lower retail vehicle unit sales. Finance and insurance revenues in our Northern California region declined $0.8 million, or 9.5%. Revenues in our Houston, Oklahoma and Ohio regions declined $0.3 million, or 6.4%, $0.3 million, or 11.5%, and $0.1 million, or 6.8%, respectively, compared to the first quarter 2002. These declines were offset by strong performance in our San Diego/Nevada region, driven by a higher import brand mix, where revenues increased $0.6 million, or 20.8%. Despite a decrease in retail vehicle same store sales of approximately 7.2% in the first quarter 2003 compared to the first quarter 2002, same store finance and insurance revenues from those dealerships declined only 4.1%, reflecting an increase in finance and insurance revenues per unit of 3.4%.

Gross Profit and Gross Margins

	For the Three Months Ended		$ Change	% Change
	3/31/2003	3/31/2002
Gross Profit (in thousands)
Same Store	$212,118	$224,129	(12,011)	(5.4)%
Acquisitions	53,126	8,000	45,126	564.1%

Total As Reported	$265,244	$232,129	33,115	14.3%

Our overall gross profit margin and gross profit as a percentage of revenues (“gross margins”) generally vary depending on changes in our revenue mix. Although sales of new vehicles comprise the majority of our total revenues, new vehicles generally carry the lowest margin of any product or service we offer, generally averaging between 7.5% and 8.5%. As a result, sales of new vehicles generate a relatively small portion of total gross profits. Retail sales of used vehicles generally carry a slightly higher gross margin than new vehicles, averaging between 11.0% and 11.5%. Parts, service, and collision repair carry the next highest margins, averaging between 45.0% and 47.0%. Commission revenues from the sale of finance, insurance and extended warranty products carry the highest margin at 100.0%. As our mix of revenues shifts between lower margin products and services to higher margin products and services, overall gross margins fluctuate accordingly.

During the first quarter of 2003, gross margins increased slightly to 15.9% from 15.8% in the first quarter of 2002. We experienced an increase in the percentage of revenues contributed by parts, service and collision repair services to 14.1% in the first quarter 2003 from 13.2% in the first quarter 2002. In addition, the gross profit percentage earned on our parts, service, and collision repair services increased to 48.0% in the first quarter 2003 from 46.7% in the first quarter 2002, primarily attributable to manufacturer’s extending warranty periods on certain models. This was offset by a decline in the gross profit percentage earned on our new vehicles to 7.1% in the first quarter 2003 from 7.8% in the first quarter 2002 primarily as a result of challenging market conditions as well as management’s aggressive effort to maintain market share as part of our long term growth strategy and reduce new vehicle inventory levels.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Selling, General and Administrative Expenses

	For the Three Months Ended		$ Change	% Change
	3/31/2003	3/31/2002
SG&A (in thousands)
Same Store	$166,690	$166,247	443	0.3%
Acquisitions	52,300	13,582	38,718	285.1%

Total As Reported	$218,990	$179,829	39,161	21.8%

Of our total selling, general and administrative expenses, approximately 60.3% were variable, comprised primarily of non-salaried sales compensation and advertising, and approximately 39.7% were fixed, comprised primarily of fixed compensation and rent expense. We manage these variable expenses so that they are generally related to gross profit and can be adjusted in response to changes in gross profit. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and all other non-clerical dealership personnel are paid either a commission or a modest salary plus commission. In addition, dealership management compensation is tied to individual dealership profitability.

Total selling, general and administrative expenses as a percentage of gross profit increased to 82.6% in the first quarter of 2003 from 77.5% in the first quarter 2002. This resulted from an increase in fixed expenses as a percentage of gross profit to 33.3% in 2003 from 31.4% in 2002 due primarily to significant declines in gross profit at some of our domestic line dealerships which resulted in fewer gross profit dollars to cover fixed expenses. Fixed expenses as a percentage of gross profit also increased as a result of increases in rent and rent related expenses of $7.4 million related to new facilities and completed construction projects sold in sale-leaseback transactions.

Variable expenses as a percentage of gross profit increased to 49.3% in the first quarter 2003 from 46.0% in first quarter of 2002. This was primarily due to increases in compensation expense as a percentage of gross profits to 38.9% in 2003 from 37.0% in 2002. Total gross profits grew 14.3% in first quarter 2003 compared to first quarter 2002. Gross profit from parts, service and collision repair operations increased 25.2%, while gross profits from retail vehicle sales increased only 6.1%. A larger portion of compensation expenses is directly related to parts, service and collision repair operations, therefore compensation as a percentage of total gross profit has grown compared to 2002

Depreciation

	For the Three Months Ended		$ Change	% Change
	3/31/2003	3/31/2002
Depreciation (in thousands)
Same Store	$1,866	$1,583	283	17.9%
Acquisitions	569	289	280	96.9%

Total As Reported	$2,435	$1,872	563	30.1%

Depreciation expense increased as a result of capital expenditures made in the previous 12 months. During the 12 months ending March 31, 2003, the balance of depreciable property and equipment related to continuing operations increased approximately $26.6 million, or 28.9%. As a percentage of total revenues, depreciation expense was 0.1% in both the first quarter 2003 and the first quarter 2002.

Floor Plan Interest Expense

Floor plan interest expense increased by $1.0 million, or 20.8% in the first quarter 2003 compared to the same period last year. The change reflects an increase due to acquisitions of $1.4 million offset by a same store decrease of $0.4 million. The same store average interest rate incurred for the three months ended March 31, 2003 was 2.9% versus 3.6% for the three months ended March 31, 2002. The interest rate decrease was offset by an increase in the average balance on a same store basis from $516.2 million for the three months ended March 31, 2002 to $580.5 million for the three months ended March 31, 2003.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Other Interest Expense

Other interest expense increased by $1.7 million, or 20.9% in the first quarter 2003 compared to the same period last year. Interest expense increased $1.8 million as a result of the issuance of $149.5 million in 5.25% convertible senior subordinated notes in May 2002 and increased $1.0 million from the conversion of $100.0 million of our variable rate debt to fixed rates through interest rate swap agreements entered into June 6, 2002. These increases in interest expense were partially offset by a decrease of interest expense of $0.6 million on our senior subordinated notes resulting primarily from a decrease in average balance from $200 million to $182.4 million as a result of debt repurchases. In addition, the increase in interest expense was partially offset by an increase in the capitalization of interest on construction projects of $0.5 million in the first quarter 2003 compared to the same period last year.

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to meet these requirements. Because the majority of our consolidated assets are held by our subsidiaries, the majority of our cash flows from operations is generated by these subsidiaries. As a result, our cash flow and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash. Uncertainties in the economic environment as well as uncertainties associated with the ultimate resolution of geopolitical conflicts may therefore affect our overall liquidity.

Floor Plan Facilities:

The weighted average interest rate for our floor plan facilities was 3.2% for the three months ended March 31, 2003 and 3.5% for the three months ended March 31, 2002. Our floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance. Prior to January 1, 2003, floor plan assistance was recorded as a reduction of cost of sales when received. In accordance with guidance from Emerging Issues Task Force Issue No. 02-16, beginning January 1, 2003, floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In the first three months of 2003, we received approximately $8.3 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of 0%. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of March 31, 2003.

Long-Term Debt and Credit Facilities:

At March 31, 2003, the outstanding balance and additional borrowing availability on our credit facilities were as follows:

	Interest Rate (1)	Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures October 2006)	LIBOR + 2.55%	$348,075	$151,925
Senior Subordinated Notes (matures August 2008)	11.00%	$182,360	$—
Convertible Senior Subordinated Notes (2) (matures May 2009)	5.25%	$130,100	$—
Mortgage Facility: (3)
Construction Loan (matures December 2007)	LIBOR + 2.25%	$—	$50,000
Permanent Loan (matures December 2012)	LIBOR + 2.00%	$—	$100,000

(1)	LIBOR was 1.30% at March 31, 2003.
(2)	Notes were not convertible at any time during the three months ended March 31, 2003.
(3)	There were no borrowings on the Mortgage Facility during the three months ended March 31, 2003.
Total combined borrowings under the Construction and Permanent loans is limited to $100,000.

We were in compliance with all of the restrictive and financial covenants under all our credit facilities at March 31, 2003.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Dealership Acquisitions and Dispositions:

In the first three months of 2003, we acquired three dealerships for a combined purchase price of $20.0 million in cash. The total purchase price for acquisitions was based on out internally determined valuation of the dealerships and their assets. The purchase price was financed by cash generated from operations and by borrowings under our Revolving Credit Facility.

Sale-Leaseback Transactions:

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. The majority of our sale-leaseback transactions are done with Capital Automotive REIT. During the first quarter of 2003, we sold $0.5 million in dealership properties in sale-leaseback transactions.

Capital Expenditures:

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first three months of 2003 were approximately $18.1 million, of which approximately $15.7 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealership and collision repair center facilities are generally sold in sale-leaseback transactions. After considering proceeds from real estate sales and sale-leaseback transactions, as well as the balance of projects in progress expected to be sold in sale-leaseback transactions, capital expenditures were $6.7 million for the first quarter of 2003. We do not expect any significant gains or losses from these sales.

Stock Repurchase Program:

Our Board of Directors has authorized Sonic to expend up to $145.0 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. In the first three months of 2003, we repurchased 524,000 shares for approximately $7.9 million. At March 31, 2003, we had $30.1 million remaining under the board authorization.

Cash Flows:

For the three month period ended March 31, 2003, net cash provided by operating activities was approximately $26.5 million, which was generated primarily by net income plus non-cash items such as depreciation, amortization and deferred income taxes. A decrease in receivables of $30.0 million was partially offset by a decrease in floor plan notes payable of $16.3 million. Cash used for investing activities in the first three months of 2003 was approximately $30.3 million, the majority of which was related to dealership acquisitions and capital expenditures on construction in progress projects. In the first three months of 2003, net cash provided by financing activities was approximately $9.8 million and primarily related to net borrowings on our revolving credit facilities of approximately $17.4 million which was used primarily to finance acquisitions during the quarter, offset by repurchases of Class A common stock of $7.9 million.

Future Liquidity Outlook:

We believe our best source of liquidity for future growth remains cash flows generated from operations combined with our availability of borrowings under our floor plan financing (or any replacements thereof) and other credit arrangements. Though uncertainties in the economic environment as well as uncertainties associated with geopolitical conflicts may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly traded debt securities, as market conditions warrant.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Guarantees:

In conjunction with dealership dispositions in the current quarter, we have indemnified the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The estimated maximum liability associated with current quarter dispositions was $5.2 million. These indemnifications expire within a period of one year to eighteen months following the date of the sale. The estimated fair value of the guarantees associated with these indemnifications was not material.

Seasonality:

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in new vehicle demand. Parts and service demand remains more stable throughout the year.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our variable rate floor plan notes payable, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.0 billion at March 31, 2003 and approximately $1.1 billion at March 31, 2002. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.6 million in the first quarter 2003 and approximately $2.1 million in the first quarter 2002. Of the total change in interest expense, approximately $2.0 million in the first quarter 2003 and approximately $1.3 million in first quarter 2002 would have resulted from floor plan notes payable.

Our exposure with respect to floor plan notes payable is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the three months ended March 31, 2003, the amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $1.2 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives. A change in interest rates of 100 basis points would have had an estimated impact on floor plan assistance of approximately $2.0 million in the first quarter 2003.

In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuates based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we entered into two separate interest rate swap agreements on January 15, 2002 and June 6, 2002 to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The swaps each have a notional principal amount of $100.0 million and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the swap agreement entered into on January 15, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 3.88%. Under the terms of the swap agreement entered into on June 6, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of these interest rate swaps was $1.4 million in for the first three months of 2003 and has been included in interest expense, other in the accompanying unaudited consolidated statement of income. The interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the interest rate swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders’ equity.

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

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

Forward Looking Statements

The following Quarterly Report on Form 10-Q contains numerous “forward-looking statements” within the meaning of the Private Litigation Securities Reform Act of 1995. These forward looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward looking statements include, but are not limited to:

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

OTHER INFORMATION

PART II—OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.1*

Second Amended and Restated Credit Agreement dated as of February 5, 2003 (the “Second Amended and Restated Credit Agreement”) between Sonic, as Borrower, Ford Motor Credit Company (“Ford Credit”), as Agent and Lender, DaimlerChrysler Services North America LLC (“Chrysler Financial”), as Lender, Toyota Motor Credit Corporation (“Toyota Credit”), as Lender, and Bank of America, N.A. (“Bank of America”), as Lender (incorporated by reference to Exhibit 10.1 to Sonic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Annual Report”).

10.2*

Second Amended and Restated Promissory Note dated February 5, 2003 executed by Sonic in favor of Ford Credit pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the 2002 Annual Report).

10.3*

Second Amended and Restated Promissory Note dated February 5, 2003 executed by Sonic in favor of Chrysler Financial pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the 2002 Annual Report).

10.4*

Amended and Restated Promissory Note dated February 5, 2003 executed by Sonic in favor of Toyota Credit pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the 2002 Annual Report).

10.5*

Promissory Note dated February 5, 2003 executed by Sonic in favor of Bank of America pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to the 2002 Annual Report).

10.6*

Guaranty dated June 20, 2001 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement dated as of June 20, 2001 between Sonic, as Borrower, Ford Credit, as Agent and Lender, Chrysler Financial Company, L.L.C., as Lender, and Toyota Credit, as Lender (incorporated by reference to Exhibit 10.5 to Sonic’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001).

10.7*

Reaffirmation of Guaranty dated as of February 5, 2003 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to the 2002 Annual Report).

10.8*

Second Amended and Restated Security Agreement dated as of February 5, 2003 by Sonic in favor of Ford Credit, as Agent for the Lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to the 2002 Annual Report).

10.9*

Second Amended and Restated Security Agreement dated as of February 5, 2003 by the subsidiaries of Sonic named therein in favor of Ford Credit, as Agent for the Lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to the 2002 Annual Report).

10.10	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003. (1)

10.11	Employment Agreement dated March 31, 2003 between Sonic and E. Lee Wyatt. (1)

99.1	Risk Factors.

99.2	Certification of Mr. Theodore M. Wright pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

*	Filed previously.
(1)	Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On February 10, 2003, we filed a Current Report on Form 8-K with the SEC to announce pursuant to Item 5 of Form 8-K an amendment to our revolving credit facility. A copy of the press release issued in connection with this announcement was attached as an exhibit to the Current Report on Form 8-K.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: May 13, 2003	By:	/s/ O. BRUTON SMITH
O. Bruton Smith Chairman and Chief Executive Officer

Date: May 13, 2003	By:	/s/ THEODORE M. WRIGHT
Theodore M. Wright President and Chief Financial Officer (Principal Financial and Accounting Officer)

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

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

Date: May 13, 2003

By:	/s/ O. BRUTON SMITH
O. Bruton Smith, Chairman and Chief Executive Officer

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

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

Date: May 13, 2003

By:	/s/ THEODORE M. WRIGHT
Theodore M. Wright President and Chief Financial Officer