Form 10-Q
period 2003-06-30
SONIC AUTOMOTIVE INC
filed 2003-08-14
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 11, 2003, there were 28,896,526 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2002	2003
Revenues:
New vehicles	$1,104,943	$1,208,471
Used vehicles	314,994	316,902
Wholesale vehicles	134,129	109,697

Total vehicles	1,554,066	1,635,070
Parts, service and collision repair	232,373	251,601
Finance & insurance and other	50,596	54,920

Total revenues	1,837,035	1,941,591
Cost of sales	1,553,797	1,648,889

Gross profit	283,238	292,702
Selling, general and administrative expenses	215,263	230,584
Depreciation	2,132	2,753

Operating income	65,843	59,365
Other income / (expense):
Interest expense, floor plan	(6,195)	(5,925)
Interest expense, other	(9,496)	(9,896)
Other income	151	10

Total other expense	(15,540)	(15,811)

Income from continuing operations before income taxes	50,303	43,554
Provision for income taxes	(19,141)	(15,740)

Income from continuing operations	31,162	27,814
Discontinued operations:
Income from operations of discontinued dealerships	495	1,239
Income tax expense	(169)	(537)

Income from discontinued operations	326	702

Net income	$31,488	$28,516

Basic net income per share:
Income per share from continuing operations	$0.73	$0.68
Income per share from discontinued operations	0.01	0.02

Net income per share	$0.74	$0.70

Weighted average common shares outstanding	42,652	40,718

Diluted net income per share:
Income per share from continuing operations	$0.70	$0.66
Income per share from discontinued operations	0.01	0.02

Net income per share	$0.71	$0.68

Weighted average common shares outstanding	44,537	42,071

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2002	2003
Revenues:
New vehicles	$2,000,548	$2,220,304
Used vehicles	568,183	599,741
Wholesale vehicles	232,902	213,679

Total vehicles	2,801,633	3,033,724
Parts, service and collision repair	428,935	489,918
Finance & insurance and other	94,938	104,153

Total revenues	3,325,506	3,627,795
Cost of sales	2,806,469	3,067,504

Gross profit	519,037	560,291
Selling, general and administrative expenses	398,486	451,771
Depreciation	4,024	5,215

Operating income	116,527	103,305
Other income / (expense):
Interest expense, floor plan	(11,252)	(11,985)
Interest expense, other	(17,621)	(19,649)
Other income	236	80

Total other expense	(28,637)	(31,554)

Income from continuing operations before taxes and cummulative effect of change in accounting principle	87,890	71,751
Provision for income taxes	(33,484)	(26,139)

Income from continuing operations before cummulative effect of change in accounting principle	54,406	45,612
Discontinued operations:
Income (loss) from operations of discontinued dealerships	(1,482)	336
Income tax benefit (expense)	644	(127)

Income (loss) from discontinued operations	(838)	209

Income before cumulative effect of change in accounting principle	53,568	45,821
Cumulative effect of change in accounting principle, net of tax benefit of $3,325	—	(5,619)

Net income	$53,568	$40,202

Basic net income (loss) per share:
Income per share from continuing operations	$1.31	$1.12
Loss per share from discontinued operations	(0.02)	—

Income per share before cumulative effect of change in accounting principle	1.29	1.12

Cumulative effect of change in accounting principle	—	(0.14)

Net income per share	$1.29	$0.98

Weighted average common shares outstanding	41,645	40,824

Diluted net income (loss) per share:
Income per share from continuing operations	$1.25	$1.09
Income (loss) per share from discontinued operations	(0.02)	0.01

Income per share before cumulative effect of change in accounting principle	1.23	1.10

Cumulative effect of change in accounting principle	—	(0.14)

Net income per share	$1.23	$0.96

Weighted average common shares outstanding	43,555	41,915

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2002	June 30, 2003 (Unaudited)
ASSETS
Current Assets:
Cash	$10,576	$32,071
Receivables, net	297,859	295,890
Inventories	929,450	939,826
Assets held for sale	53,786	69,258
Other current assets	9,956	17,917

Total current assets	1,301,627	1,354,962
Property and equipment, net	121,936	119,150
Goodwill, net	875,894	892,055
Other intangible assets, net	61,800	69,100
Other assets	14,051	18,156

Total assets	$2,375,308	$2,453,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable—floor plan	$850,162	$873,226
Trade accounts payable	58,560	64,193
Accrued interest	13,306	13,205
Other accrued liabilities	113,592	144,972
Current maturities of long-term debt	2,764	2,764

Total current liabilities	1,038,384	1,098,360
Long-term debt	637,545	621,929
Other long-term liabilities	16,085	18,233
Payable to the Company’s Chairman	5,500	5,500
Deferred income taxes	40,616	40,329
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 37,245,706 shares issued and 29,111,542 shares outstanding at December 31, 2002; 37,585,967 shares issued and 28,696,703 shares outstanding at June 30, 2003	371	375
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2002 and June 30, 2003	121	121
Paid-in capital	396,813	400,994
Retained earnings	339,457	379,659
Accumulated other comprehensive loss	(6,447)	(6,896)
Treasury Stock, at cost (8,134,164 shares held at December 31, 2002 and 8,889,264 shares held at June 30, 2003)	(93,137)	(105,181)

Total stockholders’ equity	637,178	669,072

Total liabilities and stockholders’ equity	$2,375,308	$2,453,423

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

					Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	37,246	$371	12,029	$121	$396,813	$339,457	$(93,137)	$(6,447)	$637,178
Comprehensive Income:
Net Income						40,202			40,202
Change in fair value of interest rate swap, net of tax benefit of $287								(449)	(449)

Total comprehensive loss, net of tax									39,753
Shares awarded under stock compensation plans	340	4			3,541				3,545
Income tax benefit associated with stock compensation plans					640				640
Purchase of treasury stock							(12,044)		(12,044)

Balance at June 30, 2003	37,586	$375	12,029	$121	$400,994	$379,659	$(105,181)	$(6,896)	$669,072

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,568	$40,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,292	5,371
Cumulative effect of change in accounting principle, net of tax	—	5,619
Deferred income taxes	69	16
Equity interest in earnings of investees	(162)	(286)
Gain on disposal of assets	(2,917)	(5,654)
Income tax benefit associated with stock compensation plans	3,780	640
Changes in assets and liabilities that relate to operations:
Receivables	(17,010)	3,112
Inventories	(37,810)	(36,532)
Other assets	(3,790)	(7,919)
Notes payable—floor plan	24,339	38,331
Trade accounts payable and other liabilities	31,722	36,540

Total adjustments	2,513	39,238

Net cash provided by operating activities	56,081	79,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(136,913)	(30,070)
Purchases of property and equipment	(29,805)	(35,011)
Proceeds from sales of property and equipment	20,381	7,664
Proceeds from sale of dealerships	10,742	24,164

Net cash used in investing activities	(135,595)	(33,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving credit facilities	(61,403)	(15,508)
Proceeds from long-term debt	145,146	56
Payments on long-term debt	(4,989)	(741)
Purchases of Class A Common Stock	(2,048)	(12,044)
Issuance of shares under stock compensation plans	9,598	3,545

Net cash provided by (used in) financing activities	86,304	(24,692)

NET INCREASE IN CASH	6,790	21,495
CASH, BEGINNING OF PERIOD	—	10,576

CASH, END OF PERIOD	$6,790	$32,071

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Class A Common Stock issued for acquisitions	$38,000	$—
Change in fair value of cash flow hedging instrument (net of tax benefit of $1,000 for the six months ended June 30, 2002 and $287 for the six months ended June 30, 2003	$(1,564)	$449
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$26,717	$34,060
Cash paid for income taxes	$8,979	$9,759

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited financial information for the six months ended June 30, 2003 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. (“Sonic”) for the year ended December 31, 2002, which were included in Sonic’s Annual Report on Form 10-K and furnished in Current Report on Form 8-K filed on August 4, 2003 in order to reflect the subsequent reclassifications of dealership franchises between discontinued and continuing operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Stock-Based Compensation—Sonic accounts for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on income and earnings per share if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended June 30,
	2002	2003
	(Dollars in thousands except per share amounts)
Net income as reported	$31,488	$28,516
Fair value compensation cost, net of tax benefit of $1,323 and $1,989 for the three months ended June 30, 2002 and 2003, respectively	(2,158)	(3,245)

Pro forma net income	$29,330	$25,271

Basic income (loss) per share:
Net income as reported	$0.74	$0.70
Fair value compensation cost, net of tax	(0.05)	(0.08)

Pro forma net income	$0.69	$0.62

Diluted income (loss) per share:
Net income as reported	$0.71	$0.68
Fair value compensation cost, net of tax	(0.05)	(0.08)

Pro forma net income	$0.66	$0.60

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2002	2003
	(Dollars in thousands except per share amounts)
Income before cumulative effect of change in accounting principle as reported	$53,568	$45,821
Fair value compensation cost, net of tax benefit of $2,152 and $3,179, respectively, for the six months ended June 30, 2002 and 2003	(3,511)	(5,246)

Pro forma income before cumulative effect of change in accounting principle	50,057	40,575
Cumulative effect of change in accounting principle, net of tax	—	(5,619)

Pro forma net income	$50,057	$34,956

Basic income (loss) per share:
Income before cumulative effect of change in accounting principle as reported	$1.29	$1.12
Fair value compensation cost, net of tax	(0.09)	(0.12)

Pro forma income before cumulative effect of change in accounting principle	1.20	1.00
Cumulative effect of change in accounting principle, net of tax	—	(0.14)

Pro forma net income	$1.20	$0.86

Diluted income (loss) per share:
Income before cumulative effect of change in accounting principle as reported	$1.23	$1.10
Fair value compensation cost, net of tax	(0.08)	(0.13)

Pro forma income before cumulative effect of change in accounting principle	1.15	0.97
Cumulative effect of change in accounting principle, net of tax	—	(0.14)

Pro forma net income	$1.15	$0.83

Derivative Instruments and Hedging Activities—In order to reduce our exposure to market risks from fluctuations in interest rates, we entered into two separate interest rate swap agreements on January 15, 2002 and June 6, 2002 (the “Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Swaps have a notional principal amount of $100.0 million each and mature on October 31, 2004 and June 6, 2006, respectively. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Swaps was $3.8 million for the first six months of 2003 and has been included in interest expense, other in the accompanying unaudited consolidated statement of income. The Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders’ equity. The fair value of the Swaps as of June 30, 2003 is recorded in other long-term liabilities on the accompanying balance sheet. The change in fair value of the Swaps during the six months ended June 30, 2003, recorded in accumulated other comprehensive loss, was approximately $0.7 million ($0.4 million, net of tax). Because the critical terms of the Swaps and the underlying debt obligations were the same, no ineffectiveness was recorded.

Cumulative Effect of a Change in Accounting Principle—The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” In accordance with Issue No. 02-16, which was effective January 1, 2003, payments received from manufacturers for floor plan assistance and certain types of advertising allowances should be recorded as a reduction of the cost of inventory and recognized as a reduction of cost of sales when the inventory is sold. Previous practice was to recognize such payments as a reduction of cost of sales at the time of vehicle purchase. The cumulative effect of the adoption of Issue No. 02-16 resulted in a decrease to income of $5.6 million, net of applicable income taxes of $3.3 million for the six months ended June 30, 2003. Had the guidance from Issue No. 02-16 been retroactively applied, results of operations and net income per share for the six months ended June 30, 2002 would not have been materially different from the previously reported results.

Reclassifications—Loss from operations of discontinued dealerships for the six months ended June 30, 2002 reflects reclassifications from the prior year presentation to include additional dealerships sold or identified for sale subsequent to June 30, 2002 which had not been classified as held for sale as of June 30, 2002. In addition, in accordance with Issue No. 02-16, certain incentives received from manufacturers not intended to reimburse specific, incremental, identifiable costs incurred in selling manufacturers’ products which had previously been classified as a reduction of selling, general and administrative expenses are now recorded as a reduction of inventory cost and are included in cost of sales when the associated vehicles are sold.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements—In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 generally entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. We do not expect SFAS No. 149 to have a material effect in our consolidated operating results, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect SFAS No. 150 to have a material effect on our consolidated operating results, financial position, or cash flows.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Dealership Acquisitions:

During the first six months of 2003, Sonic acquired five automotive dealerships located in Colma, California; Oklahoma City, Oklahoma; Denver, Colorado and Calabasas, California and three collision centers for an aggregate purchase price of approximately $30.1 million in cash. The unaudited consolidated balance sheet includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the dates of acquisition and are subject to final adjustment. As a result of these allocations, we have recorded $5.4 million of intangible assets representing rights acquired under franchise agreements, and $17.3 million of goodwill, of which approximately $14.1 million is expected to be tax deductible.

Dealership Dispositions:

During the first six months of 2003, Sonic disposed of nine franchises, resulting in the closing of seven dealerships and six collision centers. These disposals generated cash of $24.2 million. The sale of these dealerships resulted in a net gain of $5.7 million, which is included in loss from discontinued operations on the accompanying unaudited consolidated statement of income for the six months ended June 30, 2003. The net gain included a disposal of $15.0 million in goodwill.

In conjunction with dealership dispositions in the first six months of 2003, Sonic has indemnified the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The estimated maximum liability associated with current year dispositions was $43.3 million. These indemnifications expire within a period of one to two years following the date of the sale. The estimated fair value of the guarantees associated with these indemnifications was not material.

In addition to the dispositions described above, as of June 30, 2003, Sonic had approved the sale of four additional dealership franchises, which will result in the closing of two dealerships. These franchises are generally smaller franchises with unprofitable operations. Long lived assets to be disposed of in connection with dealerships not yet sold, consisting primarily of property, equipment, goodwill and other intangible assets, totaled approximately $1.8 million at June 30, 2003 and have been classified in other current assets in the accompanying unaudited consolidated balance sheet. Other assets and liabilities to be disposed in connection with these dispositions include inventories and related notes payable—floor plan.

Subsequent Acquisitions:

Subsequent to June 30, 2003, we have closed on three dealership acquisitions for approximately $17.2 million in cash. In addition, we have entered into an agreement to purchase fifteen dealerships. The acquisitions of the fifteen dealerships are expected to close in the third and fourth quarters of 2003 and will be paid for in cash and shares of Sonic’s Class A common stock.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORIES

Inventories consist of the following:

	December 31, 2002	June 30, 2003
	(Dollars in thousands)
New vehicles	$733,757	$716,126
Used vehicles	111,884	133,062
Parts and accessories	50,860	48,721
Other	32,949	41,917

Total	$929,450	$939,826

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2002	June 30, 2003
	(Dollars in thousands)
Land	$5,983	$6,265
Building and improvements	42,201	58,173
Office equipment and fixtures	31,616	32,360
Parts and service equipment	22,485	26,036
Company vehicles	8,211	8,382
Construction in progress	33,637	14,886

Total, at cost	144,133	146,102
Less accumulated depreciation	(22,197)	(26,952)

Property and equipment, net	$121,936	$119,150

Interest capitalized in conjunction with construction projects was approximately $0.7 million and $1.6 million for the three and six months ended June 30, 2003, respectively, and approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2002, respectively.

In addition to the amounts shown above, Sonic incurred approximately $67.4 million in real estate and construction costs as of June 30, 2003 and $39.2 million as of December 31, 2002 on facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in assets held for sale on the accompanying unaudited consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to an unaffiliated third party and enters into long-term operating leases on the facilities. During the first six months of 2003, Sonic sold $1.3 million in dealership properties in sale-leaseback transactions.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2002	June 30, 2003
	(Dollars in thousands)
Senior Subordinated Notes bearing interest at 11%, maturing August 1, 2008	$182,360	$182,360
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009	130,100	130,100
$500 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR and maturing in October 2006, collateralized by all assets of Sonic	330,718	312,192
$50 million revolving construction line of credit with Toyota Credit bearing interest at 2.25 percentage points above LIBOR and maturing December 31, 2007, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets (1)	—	3,018
$100 million revolving real estate acquisition line of credit with Toyota Credit bearing interest at 2.00 percentage points above LIBOR and maturing December 31, 2012, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets (1)	—	—
Other notes payable (primarily equipment notes)	4,137	3,567

	$647,315	$631,237
Less unamortized discount	(7,006)	(6,544)
Less current maturities	(2,764)	(2,764)

Long-term debt	$637,545	$621,929

(1)	Total combined borrowings under the construction and real estate lines of credit are limited to $100.0 million.

On August 12, 2003, Sonic issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes (the “8.625% Notes”) with net proceeds, before expenses, of approximately $196.7 million. The net proceeds will be used to redeem Sonic’s 11% senior subordinated notes (the “11% Notes”) plus accrued but unpaid interest and the redemption premium of 5.5% in the third quarter of 2003. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Sonic’s obligations under the 8.625% Notes are guaranteed by Sonic’s operative domestic subsidiaries.

The 11% Notes may not be redeemed prior to a 30-day notice period. Sonic issued a 30-day redemption notice to holders of the 11% Notes promptly after the closing of the sale of the 8.625% Notes to the initial purchasers. Before the 11% Notes are redeemed, both the 8.625% Notes and the 11% Notes will be outstanding. Pending our redemption of the 11% Notes, Sonic intends to apply the net proceeds from the sale of the 8.625% Notes that will be used to redeem the 11% Notes to repay temporarily amounts outstanding under our revolving credit facility and/or to invest in short-term fixed income securities.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. PER SHARE DATA

The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, and Class A common stock purchase warrants. The following table illustrates the dilutive effect of such items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Shares in thousands)		(Shares in thousands)
Basic weighted average number of common shares outstanding	42,652	40,718	41,645	40,824
Dilutive effect of stock options	1,882	1,351	1,908	1,090
Dilutive effect of warrants	3	2	2	1

Weighted average number of common shares outstanding, including effect of dilutive securities	44,537	42,071	43,555	41,915

In addition to the stock options included in the table above, options to purchase 962,550 shares and 1,119,050 shares of Class A common stock were outstanding during the six months ended June 30, 2002 and 2003, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive.

The total amount of stock options outstanding at June 30, 2002 and 2003 were 5,563,032 and 7,316,058, respectively.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report for the year ended December 31, 2002 on Form 10-K and furnished in Current Report filed on Form 8-K dated August 4, 2003 in order to reflect the subsequent reclassifications of dealership franchises between discontinued and continuing operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Overview

We are one of the largest automotive retailers in the United States. As of August 14, 2003 we operated 190 dealership franchises, representing 36 different brands of cars and light trucks at 145 locations, and 42 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, warranty, paint and collision repair services, and arrangement of extended warranty contracts, financing and insurance for our customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The following table depicts the breakdown of our new vehicle revenues by brand for the three and six months ended June 30, 2002 and 2003:

	Percentage of New Vehicle Revenues		Percentage of New Vehicle Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Brand (1)
Honda	13.1%	14.5%	13.6%	15.1%
Ford	18.0%	14.3%	18.9%	14.6%
Toyota	10.7%	12.4%	11.3%	11.7%
Cadillac	11.6%	10.2%	8.2%	11.0%
General Motors (2)	11.0%	11.6%	11.0%	11.0%
BMW	10.3%	9.5%	10.7%	9.2%
Lexus	4.6%	4.7%	4.9%	4.5%
Chrysler (3)	4.6%	3.7%	4.7%	3.8%
Volvo	2.7%	3.8%	2.9%	3.5%
Mercedes	2.9%	2.8%	3.3%	2.9%
Other Luxury (4)	2.3%	3.8%	2.3%	3.9%
Other (5)	8.2%	8.7%	8.2%	8.8%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, revenue data in prior years reflects the reclassification of the results of operations of dealerships sold or identified for sale subsequent to June 30, 2002 which were not previously included in discontinued operations but have been included during the three and six months ended June 30, 2003
(2)	Includes Buick, Chevrolet, GMC, Oldsmobile, and Pontiac
(3)	Includes Chrysler, Dodge, Jeep, and Plymouth
(4)	Includes Acura, Audi, Hummer, Infiniti, Land Rover, Maybach, Porsche and Saab
(5)	Includes Hino, Hyundai, Isuzu, KIA, Lincoln, Mazda, Mercury, Mini Cooper, Mitsubishi, Nissan, Subaru and Volkswagen

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

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date they were acquired. Our consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to June 30, 2003. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Results of Operations

Revenues

New Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Six Months Ended		Units or $ Change	% Change
	6/30/2002	6/30/2003			6/30/2002	6/30/2003
New Vehicle Units
Same Store	39,812	39,327	(485)	(1.2%)	71,776	69,556	(2,220)	(3.1%)
Acquisitions	104	3,102	2,998	2882.7%	1,011	8,855	7,844	775.9%

Total As Reported	39,916	42,429	2,513	6.3%	72,787	78,411	5,624	7.7%

New Vehicle Revenues (in thousands)
Same Store	$1,102,630	$1,125,313	$22,683	2.1%	$1,964,653	$1,942,063	$(22,590)	(1.1%)
Acquisitions	2,313	83,158	80,845	3495.2%	35,895	278,241	242,346	675.2%

Total As Reported	$1,104,943	$1,208,471	$103,528	9.4%	$2,000,548	$2,220,304	$219,756	11.0%

New Vehicle Unit Price
Same Store	$27,696	$28,614	$918	3.3%	$27,372	$27,921	$549	2.0%

The decline in same store new vehicle units was principally driven by lower unit sales volumes of domestic models for both the three and six month periods ended June 30, 2003. These domestic decreases were partially offset by increases in same store new vehicle units in our import brands for both the three and six month periods ended June 30, 2003. Regionally, Houston and Oklahoma experienced a total unit sales decrease of 8.5% for the three months ended June 30, 2003, and 11.2% for the six months ended June 30, 2003, due to the predominance of domestic brands in those markets. In addition, the Los Angeles region experienced unit sales decreases of 22.9% and 17.8% for the three and six months ended June 30, 2003, respectively, primarily due to the performance of domestic brands. These decreases were partially offset by increases in regions dominated with import brands such as San Diego/Nevada, Georgia/Tennessee and North/South Carolina where total unit sales volumes increased 11.2% for the three months ended June 30, 2003, and 14.7% for the six months ended June 30, 2003. Although same store new retail units were down when compared with 2002, we experienced improving volume and pricing trends throughout the three months ended June 30, 2003.

Generally all brands experienced increases in sales price per unit. However, our BMW stores experienced lower sales prices per unit due to increased luxury sport utility competition. Honda and Ford stores experienced higher sales prices per unit increases primarily due to the shift of sales from cars to trucks and sport-utility vehicles which generally have higher selling prices.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Used Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Six Months Ended		Units or $ Change	% Change
	6/30/2002	6/30/2003			6/30/2002	6/30/2003
Used Vehicle Units
Same Store	19,719	18,777	(942)	(4.8%)	36,246	33,273	(2,973)	(8.2%)
Acquisitions	211	1,417	1,206	571.6%	697	5,405	4,708	675.5%

Total As Reported	19,930	20,194	264	1.3%	36,943	38,678	1,735	4.7%

Used Vehicle Revenues (in thousands)
Same Store	$312,513	$297,140	$(15,373)	(4.9%)	$558,019	$509,714	$(48,305)	(8.7%)
Acquisitions	2,481	19,762	17,281	696.5%	10,164	90,027	79,863	785.7%

Total As Reported	$314,994	$316,902	$1,908	0.6%	$568,183	$599,741	$31,558	5.6%

Used Vehicle Unit Price
Same Store	$15,848	$15,825	$(23)	(0.1%)	$15,395	$15,319	$(76)	(0.5%)

The withdrawal of certain lenders and the continued tightening of credit standards from remaining lenders continued to negatively affect same store used retail activity in 2003. Our Central division, which includes regions such as Oklahoma and Colorado which are heavily dependent on used vehicle sales, continues to be negatively impacted by these trends. For the three months ended June 30, 2003, the Central division experienced a decrease of 678 units, or 11.0% over the three months ended June 30, 2002. For the first half of 2003, the Central division experienced a decrease of 1,650 units, or 14.8% compared to the same period last year. The Central division accounted for 72.0% and 55.5% of the total same store declines in used vehicle unit sales for the quarter and year to date periods, respectively. Although same store used retail activity was down when compared with 2002, we experienced improving volume and pricing trends throughout the three months ended June 30, 2003.

Wholesale Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Six Months Ended		Units or $ Change	% Change
	6/30/2002	6/30/2003			6/30/2002	6/30/2003
Wholesale Vehicle Units
Same Store	16,410	13,754	(2,656)	(16.2%)	30,441	24,948	(5,493)	(18.0%)
Acquisitions	549	1,843	1,294	235.7%	1,165	4,504	3,339	286.6%

Total As Reported	16,959	15,597	(1,362)	(8.0%)	31,606	29,452	(2,154)	(6.8%)

Wholesale Vehicle Revenues (in thousands)
Same Store	$125,720	$95,975	$(29,745)	(23.7%)	$217,863	$174,960	$(42,903)	(19.7%)
Acquisitions	8,409	13,722	5,313	63.2%	15,039	38,719	23,680	157.5%

Total As Reported	$134,129	$109,697	$(24,432)	(18.2%)	$232,902	$213,679	$(19,223)	(8.3%)

Wholesale Unit Price
Same Store	$7,661	$6,978	$(683)	(8.9%)	$7,157	$7,013	$(144)	(2.0%)

The decrease in same store wholesale vehicle revenues in both the three and six month periods ended June 30, 2003, were primarily attributable to a decrease in units sold as well as a decline in the average price per unit compared to last year. This was primarily due to our continued efforts to maintain appropriate inventory levels associated with new and used retail activity in addition to being more selective with auction purchases.

Parts, Service and Collision Repair:

	For the Three Months Ended		$ Change	% Change	For the Six Months Ended		$ Change	% Change
	6/30/2002	6/30/2003			6/30/2002	6/30/2003
Parts, Service and Collision Repair (in thousands)
Same Store	$231,583	$235,359	$3,776	1.6%	$422,946	$424,654	$1,708	0.4%
Acquisitions	790	16,242	15,452	1955.9%	5,989	65,264	59,275	989.7%

Total As Reported	$232,373	$251,601	$19,228	8.3%	$428,935	$489,918	$60,983	14.2%

Increases in same store parts, service and collision repair revenues resulted partially from increases at our BMW stores of $2.9 million, or 12.3% for the three months ended June 30, 2003, and $4.4 million, or 9.6% for the six months ended June 30, 2003.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

In addition, revenue at our Honda stores increased $3.1 million, or 10.9%, for the three months ended June 30, 2003, and $3.8 million for the six months ending June 30, 2003, resulting from Honda extending factory warranty coverage on two models. These increases were partially offset by declines in our Ford stores of $3.7 million, or 10.7%, for the three months ended June 30, 2003, and $7.5 million, or 11.5%, for the six months ended June 30, 2003. These declines primarily resulted from a significant decrease in wholesale parts sales in our Houston market resulting from Ford Motor Company’s decision to open a parts depot in that area in the second half of 2002, as well as unusually high parts and service sales in the first quarter of 2002 generated by the Firestone tire recall.

Finance and Insurance:

	For the Three Months Ended		$ Change	% Change	For the Six Months Ended		$ Change	% Change
	6/30/2002	6/30/2003			6/30/2002	6/30/2003
Finance & Insurance Revenue (in thousands)
Same Store	$49,922	$50,410	$488	1.0%	$92,850	$91,360	$(1,490)	(1.6%)
Acquisitions	674	4,510	3,836	569.1%	2,088	12,793	10,705	512.7%

Total As Reported	$50,596	$54,920	$4,324	8.5%	$94,938	$104,153	$9,215	9.7%

Total F&I per Unit
Same Store	$839	$868	$29	3.5%	$860	$888	$28	3.3%

Finance and insurance remained relatively flat for the three months ended June 30, 2003, compared to the prior year. Regional per unit fluctuations followed the same movement experienced in new vehicle revenues. The majority of our brands experienced increases which were partially offset by decreases in our BMW and General Motors brands These same regions and brands also drove the per unit increase experienced for the first six months of 2003.

Gross Profit and Gross Margins

	For the Three Months Ended		$ Change	% Change	For the Six Months Ended		$ Change	% Change
	6/30/2002	6/30/2003			6/30/2002	6/30/2003
Gross Profit (in thousands)
Same Store	$281,024	$272,453	$(8,571)	(3.0%)	$509,069	$487,406	$(21,663)	(4.3%)
Acquisitions	2,214	20,249	18,035	814.6%	9,968	72,885	62,917	631.2%

Total As Reported	$283,238	$292,702	$9,464	3.3%	$519,037	$560,291	$41,254	7.9%

Overall gross margins declined in the second quarter of 2003 to 15.1% from 15.4% in the prior year. We experienced a decrease in margins earned on our new vehicles to 6.9% in the second quarter 2003 from 7.8% in the second quarter 2002 primarily as a result of challenging market conditions as well as management’s aggressive effort to grow market share as part of our long-term growth strategy and maintain appropriate new vehicle inventory levels. This was offset by an increase in the percentage of revenues contributed by parts, service and collision repair services to 13.0% in the second quarter 2003 from 12.6% in the second quarter 2002. In addition, the gross profit percentage earned on our parts, service, and collision repair services increased to 48.4% in the second quarter 2003 from 47.9% in the second quarter 2002, primarily attributable to manufacturer’s extending warranty periods on certain models and operational efficiencies realized through headcount reductions and reallocation of service personnel.

During the first six months of 2003, gross margins declined to 15.4% from 15.6% in the prior year. The decline is principally attributed to the decline experienced in overall vehicle gross margins from 7.9% in the first six months of 2002 to 7.2% in the first six months of 2003. This decrease was partially offset by increases experienced in the parts, service and collision repair services gross margins increasing from 47.4% in the first six months of 2002 to 48.2% in the first six months of 2003 and additional margin generated from F&I which increased to 18.6% as a percentage of total gross margin in the first six months of 2003 from 18.3% in the first six months of 2002.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

	For the Three Months Ended		$ Change	% Change	For the Six Months Ended		$ Change	% Change
	6/30/2002	6/30/2003			6/30/2002	6/30/2003
SG&A (in thousands)
Same Store	$208,420	$207,469	$(951)	(0.5%)	$378,235	$377,105	$(1,130)	(0.3%)
Acquisitions	6,843	23,115	16,272	237.8%	20,251	74,666	54,415	268.7%

Total As Reported	$215,263	$230,584	$15,321	7.1%	$398,486	$451,771	$53,285	13.4%

Of our total selling, general and administrative expenses, approximately 59.0% in both the second quarter and the first half of 2003 were variable or semi-variable, comprised primarily of non-salaried sales compensation and advertising. Approximately 41.0% in both the second quarter and the first half of 2003 were fixed, comprised primarily of fixed compensation and rent expense. We manage these variable expenses so that they are generally related to gross profit and can be adjusted to changes in sales levels. The majority of dealership personnel are paid either a commission or a modest salary plus commission. In addition, dealership management compensation is tied to individual dealership profitability.

Total selling, general and administrative expenses as a percentage of gross profit increased to 78.8% in the second quarter of 2003 from 76.0% in the second quarter of 2002, and to 80.6% in the first half of 2003 from 76.8% in the first half of 2002. This resulted from an increase in fixed expenses as a percentage of gross profit to 32.3% in the second quarter 2003 from 30.1% in the second quarter of 2002, and to 33.0% in the first half of 2003 from 31.0% in the first half of 2002 due primarily to significant declines in gross profit at some of our domestic line dealerships which resulted in fewer gross profit dollars to cover fixed expenses. Fixed expenses as a percentage of gross profit also increased as a result of increases in rent and rent related expenses of $2.5 million and $9.9 million in the second quarter and first half of 2003, respectively, related to new facilities and facilities improvement. In addition, increases in employee benefits negatively impacted the second quarter of 2003 and the first half of 2003 compared to the same periods last year. The second quarter of 2003 included a charge of $1.0 million due to hail damage in several Texas stores.

Variable expenses as a percentage of gross profit increased to 46.5% in the second quarter of 2003 from 45.9% in the second quarter of 2002, and to 47.6% in the first half of 2003 from 45.8% in the first half of 2002. This was primarily due to increases in compensation expense as a percentage of gross profits to 36.1% in the second quarter of 2003 from 35.7% in the second quarter of 2002, and to 37.1% in the first half of 2003 from 36.0% in the first half of 2002 resulting from sales incentives by management designed to increase sales volume.

Depreciation

	For the Three Months Ended		$ Change	% Change	For the Six Months Ended		$ Change	% Change
	6/30/2002	6/30/2003			6/30/2002	6/30/2003
Depreciation (in thousands)
Same Store	$1,875	$2,299	$424	22.6%	$3,479	$4,196	$717	20.6%
Acquisitions	257	454	197	76.7%	545	1,019	474	87.0%

Total As Reported	$2,132	$2,753	$621	29.1%	$4,024	$5,215	$1,191	29.6%

Depreciation expense increased as a result of capital expenditures made in the previous twelve months. During the twelve months ending June 30, 2003, the balance of depreciable property and equipment related to continuing operations increased approximately $30.8 million, or 32.8% with $28.2 million of this increase relating to leasehold improvements. As a percentage of total revenues, depreciation expense was 0.1% in both the second quarter of 2003 and the second quarter of 2002.

Floor Plan Interest Expense

Floor plan interest expense decreased by $0.3 million, or 4.4% in the second quarter of 2003 compared to the same period last year. The change reflects a decrease of $1.1 million due to lower interest rates, partially offset by an increase of $0.9 million related to higher outstanding balances primarily related to acquisitions. Floor plan interest expense increased by $0.7 million or 6.5% in the first six months of 2003 compared to the same period last year. The change reflects an increase of $2.5 million due to higher outstanding balances primarily related to acquisitions offset partially by a decrease of $1.8 million due to lower interest rates.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Other Interest Expense

Other interest expense increased by $0.4 million, or 4.2% in the second quarter of 2003 and $2.0 million or 11.5% in the first six months of 2003 compared to the same periods last year. Interest expense increased $0.4 million and $2.3 million in the three and six months ended June 30, 2003, respectively, as a result of the issuance of $149.5 million in 5.25% convertible senior subordinated notes in May 2002. Benefits realized of approximately $1.0 million and $1.5 million in the three and six months ended June 30, 2003, respectively, as a result of debt repurchases at the end of fiscal 2002 and lower revolver interest expense were offset by approximately $0.9 million of additional interest expense incurred in both comparable periods as a result of our interest rate swap positions.

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to meet these requirements. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations is generated by these subsidiaries. As a result, our cash flow and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash. Uncertainties in the economic environment as well as uncertainties associated with the ultimate resolution of geopolitical conflicts may therefore affect our overall liquidity.

8.625% Senior Subordinated Notes

On August 12, 2003, Sonic issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes (the “8.625% Notes”) with net proceeds, before expenses, of approximately $196.7 million. The net proceeds will be used to redeem Sonic’s 11% senior subordinated notes (the “11% Notes”) plus accrued but unpaid interest and the redemption premium of 5.5% in the third quarter of 2003. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Sonic’s obligations under the 8.625% Notes are guaranteed by our operative domestic subsidiaries.

The 11% Notes may not be redeemed prior to a 30-day notice period. Sonic issued a 30-day redemption notice to holders of the 11% Notes promptly after the closing of the sale of the 8.625% Notes to the initial purchasers. Before the 11% Notes are redeemed, both the 8.625% Notes and the 11% Notes will be outstanding. Pending our redemption of the 11% Notes, Sonic intends to apply the net proceeds from the sale of the 8.625% Notes that will be used to redeem the 11% Notes to repay temporarily amounts outstanding under our revolving credit facility and/or to invest in short-term fixed income securities.

Floor Plan Facilities

The weighted average interest rate for our floor plan facilities was 3.45% and 2.80% for the three months ended June 30, 2002 and 2003, respectively, and 3.60% and 2.98% for the six months ended June 30, 2002 and 2003, respectively. Our floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance. Prior to January 1, 2003, floor plan assistance was recorded as a reduction of cost of sales when received. In accordance with guidance from Emerging Issues Task Force Issue No. 02-16, beginning January 1, 2003, floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In the first half of 2003, we received approximately $18.8 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of 0%. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of June 30, 2003.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Long-Term Debt and Credit Facilities

At June 30, 2003, the outstanding balance and availability on our credit facilities were as follows (in thousands):

	Interest Rate (1)	Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures October 2006)	LIBOR + 2.55%	$312,192	$164,456
Senior Subordinated Notes (mature August 2008)	11.00%	$182,360	$—
Convertible Senior Subordinated Notes (2) (mature May 2009)	5.25%	$130,100	$—
Mortgage Facility (3):
Construction Loan (matures December 2007)	LIBOR + 2.25%	$3,018	$46,982
Permanent Loan (matures December 2012)	LIBOR + 2.00%	$—	$100,000

(1)	LIBOR was 1.12% at June 30 2003.
(2)	Notes were not convertible at any time during the six months ended June 30, 2003.
(3)	Total combined borrowings under the Construction and Permanent Loans is limited to $100,000.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities at June 30, 2003.

Dealership Acquisitions and Dispositions

In the first six months of 2003, we acquired five dealerships and three collision centers for a combined purchase price of $30.1 million in cash. The total purchase price for acquisitions was based on our internally determined valuation of the dealerships and their assets. The purchase price was financed by cash generated from operations and by borrowings under our Revolving Credit Facility.

During the first six months of 2003, we disposed of nine franchises, resulting in the closing of seven dealerships and six collision centers. These disposals generated cash of $24.2 million.

Subsequent to June 30, 2003, we have closed on three dealership acquisitions for approximately $17.2 million in cash. In addition, we have entered into an agreement to purchase fifteen dealerships. The acquisitions of the fifteen dealerships are expected to close in the third and fourth quarters of 2003 and will be paid for in cash and shares of Sonic’s Class A common stock.

Sale-Leaseback Transaction

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. The majority of our sale-leaseback transactions are completed with Capital Automotive REIT. During the first six months of 2003, we sold $1.3 million in dealership properties in sale-leaseback transactions.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first six months of 2003 were approximately $35.0 million, of which approximately $26.8 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealerships and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the first six months of 2003 expected to be sold within a year in sale-leaseback transactions were $20.2 million. We do not expect any significant gains or losses from these sales.

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Stock Repurchase Program

Our Board of Directors has authorized Sonic to expend up to $145.0 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. In the first six months of 2003, we repurchased 755,100 shares for approximately $12.0 million. At June 30, 2003, we had approximately $26.0 million remaining under our Board authorization.

Dividends

Our Board of Directors has approved a quarterly cash dividend program beginning with a dividend of $0.10 per share for shareholders of record on September 15, 2003 which will be payable October 15, 2003. Our dividend program reflects our intent to reallocate to dividends a portion of the capital previously allocated to security repurchases.

Cash Flows

For the six month period ended June 30, 2003, net cash provided by operating activities was approximately $79.4 million, which was generated primarily by net income plus non-cash items such as depreciation, amortization and deferred income taxes. Increases in notes payable – floor plan, accounts payable and accrued liabilities of $74.9 million was offset partially by an increase in inventories of $36.5 million. Cash used for investing activities in the first six months of 2003 was approximately $33.3 million, the majority of which was related to dealership acquisitions and capital expenditures on construction in progress projects offset by proceeds received from dealership dispositions. In the first six months of 2003, net cash used by financing activities was approximately $24.7 million and primarily related to net borrowings on our revolving credit facility of approximately $15.5 million and repurchases of Class A common stock of $12.0 million.

Future Liquidity Outlook

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

Guarantees

In conjunction with dealership dispositions in the current quarter, we have indemnified the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The estimated maximum liability associated with dispositions for the six months ended June 30, 2003 was $43.3 million. These indemnifications expire within a period of one to two years following the date of the sale. The estimated fair value of the guarantees associated with these indemnifications was not material.

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

SONIC AUTOMOTIVE, INC AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our variable rate notes payable–floor plan, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.2 billion at June 30, 2003 and approximately $1.1 billion at June 30, 2002. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $5.2 million in the first half of 2003 and approximately $4.4 million in the first half of 2002. Of the total change in interest expense, approximately $4.1 million in the first half of 2003 and approximately $3.0 million in first half of 2002 would have resulted from notes payable–floor plan.

Our exposure with respect to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the six months ended June 30, 2002 and 2003, the amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $3.9 million and $4.4 million, respectively. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives. A change of 100 basis points in the underlying interest rate would have caused an estimated change in floor plan assistance of approximately $3.5 million in the first half of 2003.

In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuates based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we entered into two separate interest rate swap agreements on January 15, 2002 and June 6, 2002 (the “Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Swaps each have a notional principal amount of $100.0 million each and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the swap agreement entered into on January 15, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 3.88%. Under the terms of the swap agreement entered into on June 6, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Swaps was $3.8 million in for the first six months of 2003 and has been included in interest expense, other in the accompanying unaudited consolidated statement of income. The Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders’ equity.

Item 4: Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no significant changes in our internal controls over financial reporting or in other factors over the past fiscal quarter that could significantly affect these controls subsequent to the date the evaluation was completed.

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

PART II—OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on April 22, 2003, O. Bruton Smith, Jeffrey C. Rachor, William R. Brooks and Thomas P. Capo were elected directors by Sonic’s stockholders. Directors whose terms of office continued after the meeting were B. Scott Smith, Theodore M. Wright, William P. Benton, William I. Belk, H. Robert Heller, Maryann N. Keller and Robert L. Rewey. In addition to the election of four directors, the stockholders approved the following:

1.	An amendment of the Sonic Automotive, Inc. 1997 Stock Option Plan (the “Stock Option Plan”) which effected an increase in the number of shares of Class A Common Stock that may be issued under the Stock Option Plan pursuant to stock options granted thereunder from 8,000,000 to 9,000,000;

2.	The appointment of Deloitte & Touche LLP as Sonic’s independent public auditors for the fiscal year ending December 31, 2003.

	Votes For	Votes Withheld	Broker Non-Votes
Election of O. Bruton Smith	141,602,342	919,136	0
Election of Jeffrey C. Rachor	141,629,065	892,413	0
Election of William R. Brooks	141,630,437	891,041	0
Election of Thomas P. Capo	141,469,212	1,052,266	0

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Approval of Amendment of Stock Option Plan	138,943,546	3,573,328	4,604	0
Ratification of Deloitte & Touche as independent public auditors	142,176,792	278,605	66,081	0

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.10*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

*	Filed Previously

(b) Reports on Form 8-K:

On April 29, 2003, we filed a Current Report on Form 8-K with the SEC to announce pursuant to Item 9 and Item 12 of Form 8-K certain information regarding our company’s results of operations and financial performance during the quarter ended March 31, 2003. A copy of the press release issued in connection with this announcement was attached as an exhibit to the Current Report on Form 8-K.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: August 14, 2003	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 14, 2003	By:	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)