Form 10-Q
period 2003-09-30
SONIC AUTOMOTIVE INC
filed 2003-11-07
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 4, 2003, there were 29,000,951 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2002	2003
Revenues:
New vehicles	$1,194,168	$1,275,077
Used vehicles	316,285	320,365
Wholesale vehicles	126,592	125,389

Total vehicles	1,637,045	1,720,831
Parts, service and collision repair	242,012	260,478
Finance & insurance and other	56,595	56,778

Total revenues	1,935,652	2,038,087
Cost of sales	1,640,795	1,735,732

Gross profit	294,857	302,355
Selling, general and administrative expenses	225,162	240,654
Depreciation	2,454	3,209

Operating income	67,241	58,492
Other income / (expense):
Interest expense, floor plan	(5,798)	(5,103)
Interest expense, other	(10,524)	(10,455)
Other	1,302	(13,936)

Total other expense	(15,020)	(29,494)

Income from continuing operations before income taxes	52,221	28,998
Provision for income taxes	(20,290)	(10,466)

Income from continuing operations	31,931	18,532
Discontinued operations:
Loss from operations of discontinued dealerships	(536)	(1,641)
Income tax benefit	195	650

Loss from discontinued operations	(341)	(991)

Net income	$31,590	$17,541

Basic net income per share:
Income per share from continuing operations	$0.76	$0.45
Loss per share from discontinued operations	(0.01)	(0.02)

Net income per share	$0.75	$0.43

Weighted average common shares outstanding	42,163	40,926

Diluted net income per share:
Income per share from continuing operations	$0.74	$0.43
Loss per share from discontinued operations	(0.01)	(0.02)

Net income per share	$0.73	$0.41

Weighted average common shares outstanding	43,334	43,022

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Revenues:
New vehicles	$3,194,716	$3,495,399
Used vehicles	884,467	920,488
Wholesale vehicles	359,494	339,371

Total vehicles	4,438,677	4,755,258
Parts, service and collision repair	670,947	750,423
Finance & insurance and other	151,533	160,952

Total revenues	5,261,157	5,666,633
Cost of sales	4,445,457	4,801,913

Gross profit	815,700	864,720
Selling, general and administrative expenses	625,453	694,798
Depreciation	6,478	8,439

Operating income	183,769	161,483
Other income / (expense):
Interest expense, floor plan	(17,050)	(17,100)
Interest expense, other	(28,136)	(30,066)
Other	1,537	(13,857)

Total other expense	(43,649)	(61,023)

Income from continuing operations before taxes and cummulative effect of change in
accounting principle	140,120	100,460
Provision for income taxes	(53,778)	(36,490)

Income from continuing operations before cummulative effect of change in accounting principle	86,342	63,970
Discontinued operations:
Loss from operations of discontinued dealerships	(2,027)	(1,016)
Income tax benefit	843	408

Loss from discontinued operations	(1,184)	(608)

Income before cumulative effect of change in accounting principle	85,158	63,362
Cumulative effect of change in accounting principle, net of tax benefit of $3,325	—	(5,619)

Net income	$85,158	$57,743

Basic net income (loss) per share:
Income per share from continuing operations	$2.06	$1.57
Loss per share from discontinued operations	(0.02)	(0.02)

Income per share before cumulative effect of change in accounting principle	2.04	1.55
Cumulative effect of change in accounting principle	—	(0.14)

Net income per share	$2.04	$1.41

Weighted average common shares outstanding	41,819	40,858

Diluted net income (loss) per share:
Income per share from continuing operations	$1.99	$1.51
Loss per share from discontinued operations	(0.03)	(0.01)

Income per share before cumulative effect of change in accounting principle	1.96	1.50
Cumulative effect of change in accounting principle	—	(0.13)

Net income per share	$1.96	$1.37

Weighted average common shares outstanding	43,479	42,288

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2002	September 30, 2003 (Unaudited)
ASSETS
Current Assets:
Cash	$10,576	$34,951
Receivables, net	297,859	306,655
Inventories	929,450	872,366
Assets held for sale	53,786	36,859
Other current assets	9,956	16,391

Total current assets	1,301,627	1,267,222
Property and equipment, net	121,936	155,302
Goodwill, net	875,894	906,777
Other intangible assets, net	61,800	77,040
Other assets	14,051	18,861

Total assets	$2,375,308	$2,425,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan	$850,162	$787,095
Trade accounts payable	58,560	62,358
Accrued interest	13,306	8,440
Other accrued liabilities	113,592	156,545
Current maturities of long-term debt	2,764	2,764

Total current liabilities	1,038,384	1,017,202
Long-term debt	637,545	662,620
Other long-term liabilities	16,085	15,973
Payable to the Company’s Chairman	5,500	4,500
Deferred income taxes	40,616	41,077
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 37,245,706 shares issued and 29,111,542 shares outstanding at December 31, 2002; 38,005,995 shares issued and 28,895,131 shares outstanding at September 30, 2003	371	379
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2002 and September 30, 2003	121	121
Paid-in capital	396,813	406,907
Retained earnings	339,457	393,101
Accumulated other comprehensive loss	(6,447)	(5,727)
Treasury Stock, at cost (8,134,164 shares held at December 31, 2002 and 9,110,864 shares held at September 30, 2003)	(93,137)	(110,951)

Total stockholders’ equity	637,178	683,830

Total liabilities and stockholders’ equity	$2,375,308	$2,425,202

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	37,246	$371	12,029	$121	$396,813	$339,457	$(93,137)	$(6,447)	$637,178
Comprehensive Income:
Net Income						57,743			57,743
Change in fair value of interest rate swap, net of tax expense of $460								720	720

Total comprehensive income, net of tax									58,463
Shares issued under stock compensation plans	760	8			8,091				8,099
Income tax benefit associated with stock compensation plans					2,003				2,003
Dividends declared ($0.10 per share)						(4,099)			(4,099)
Purchase of treasury stock							(17,814)		(17,814)

Balance at September 30, 2003	38,006	$379	12,029	$121	$406,907	$393,101	$(110,951)	$(5,727)	$683,830

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,158	$57,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,887	9,293
Cumulative effect of change in accounting principle, net of tax	—	5,619
Equity interest in earnings of investees	(162)	521
Gain on disposal of assets	(3,761)	(4,725)
(Gain)/Loss on retirement of debt	(1,432)	13,928
Income tax benefit associated with stock compensation plans	3,780	2,003
Changes in assets and liabilities that relate to operations:
Receivables	18,142	(7,631)
Inventories	62,833	50,963
Other assets	(3,065)	(11,465)
Notes payable - floor plan	(84,768)	(65,949)
Trade accounts payable and other liabilities	33,048	35,868

Total adjustments	31,502	28,425

Net cash provided by operating activities	116,660	86,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(194,056)	(53,590)
Purchases of property and equipment	(69,651)	(58,368)
Proceeds from sales of property and equipment	31,678	25,975
Proceeds from sale of dealerships	15,773	24,821

Net cash used in investing activities	(216,256)	(61,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(repayments) on revolving credit facilities	(19,180)	9,361
Proceeds from long-term debt	145,642	194,389
Payments on long-term debt	(5,796)	(2,275)
Repurchase of debt securities	(5,820)	(192,391)
Purchases of Class A Common Stock	(22,367)	(17,814)
Issuance of shares under stock compensation plans	11,267	8,099

Net cash provided by (used in) financing activities	103,746	(631)

NET INCREASE IN CASH	4,150	24,375
CASH, BEGINNING OF PERIOD	—	10,576

CASH, END OF PERIOD	$4,150	$34,951

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Class A Common Stock issued for acquisitions	$38,000	$—
Change in fair value of cash flow hedging instrument (net of tax benefit of of $3,914 for the nine months ended September 30, 2002 and $460 for the nine months ended September 30, 2003)	$(6,121)	$720
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$46,317	$52,368
Cash paid for income taxes	$27,633	$20,792

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited financial information for the nine months ended September 30, 2003 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. (“Sonic”) for the year ended December 31, 2002, which were included in Sonic’s Annual Report on Form 10-K and furnished in Current Report on Form 8-K on October 2, 2003 in order to reflect the subsequent reclassifications of dealership franchises between discontinued and continuing operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Stock-Based Compensation — Sonic accounts for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded in the accompanying unaudited financial statements. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on income and earnings per share if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	(Dollars in thousands except per share amounts)
	Three Months Ended September 30,
	2002	2003
Net income as reported	$31,590	$17,541
Fair value compensation cost, net of tax benefit of $1,321 and $1,695 for the three months ended September 30, 2002 and 2003, respectively	(2,076)	(3,029)

Pro forma net income	$29,514	$14,512

Basic income (loss) per share:
Net income as reported	$0.75	$0.43
Fair value compensation cost, net of tax	(0.05)	(0.08)

Pro forma net income	$0.70	$0.35

Diluted income (loss) per share:
Net income as reported	$0.73	$0.41
Fair value compensation cost, net of tax	(0.05)	(0.07)

Pro forma net income	$0.68	$0.34

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS

	(Dollars in thousands except per share amounts)
	Nine Months Ended September 30,
	2002	2003
Income before cumulative effect of change in accounting principle as reported	$85,158	$63,362
Fair value compensation cost, net of tax benefit of $3,686 and $4,496, respectively, for the nine months ended September 30, 2002 and 2003	(5,931)	(7,896)

Pro forma income before cumulative effect of change in accounting principle	79,227	55,466
Cumulative effect of change in accounting principle, net of tax	—	(5,619)

Pro forma net income	$79,227	$49,847

Basic income (loss) per share:
Income before cumulative effect of change in accounting principle as reported	$2.04	$1.55
Fair value compensation cost, net of tax	(0.15)	(0.19)

Pro forma income before cumulative effect of change in accounting principle	1.89	1.36
Cumulative effect of change in accounting principle, net of tax	—	(0.14)

Pro forma net income	$1.89	$1.22

Diluted income (loss) per share:
Income before cumulative effect of change in accounting principle as reported	$1.96	$1.50
Fair value compensation cost, net of tax	(0.14)	(0.19)

Pro forma income before cumulative effect of change in accounting principle	1.82	1.31
Cumulative effect of change in accounting principle, net of tax	—	(0.13)

Pro forma net income	$1.82	$1.18

Derivative Instruments and Hedging Activities — In order to reduce our exposure to market risks from fluctuations in interest rates, we entered into two separate interest rate swap agreements on January 15, 2002 and June 6, 2002 (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Fixed Swaps have a notional principal amount of $100.0 million each and mature on October 31, 2004 and June 6, 2006, respectively. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $4.4 million for the first nine months of 2003 and has been included in interest expense, other in the accompanying unaudited consolidated statement of income. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders’ equity. The fair value of the Fixed Swaps as of September 30, 2003 is recorded in other long-term liabilities on the accompanying balance sheet. The change in fair value of the Fixed Swaps during the nine months ended September 30, 2003, recorded in accumulated other comprehensive loss, was approximately $1.2 million ($0.7 million, net of tax). Because the critical terms of the Fixed Swaps and the underlying debt obligations were the same, no ineffectiveness was recorded.

Subsequent to September 30, 2003, we have entered into four separate interest rate swaps (the “Variable Swaps”) each at $25.0 million ($100.0 million total) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, Sonic receives 8.625% on the respective notional amounts and pays interest payments on the respective notional amounts at a rate equal to the six month LIBOR rate plus a spread ranging from 3.595% to 3.840% with an average spread of 3.716%. The Variable Swaps expire on August 15, 2013 and have been designated and qualify as fair value hedges and, as a result, future changes in the fair value of the Variable Swaps will be recorded against the associated fixed rate debt, net of related income taxes.

Cumulative Effect of a Change in Accounting Principle — The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” In accordance with Issue No. 02-16, which was effective January 1, 2003, payments received from manufacturers for floor plan assistance and certain types of advertising allowances should be recorded as a reduction of the cost of inventory and recognized as a reduction of cost of sales when the inventory is sold. Previous practice was to recognize such payments as a reduction of cost of sales at the time of vehicle purchase. The cumulative effect of the adoption of Issue No. 02-16 resulted in a decrease to income of $5.6 million, net of applicable income taxes of $3.3 million for the nine months ended September 30, 2003. Had the guidance from Issue No. 02-16 been retroactively applied, results of operations and net income per share for the nine months ended September 30, 2002 would not have been materially different from the previously reported results.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS

Reclassifications — Loss from operations of discontinued dealerships for the nine months ended September 30, 2002 reflects reclassifications from the prior year presentation to include additional dealerships sold or identified for sale subsequent to September 30, 2002 which had not been classified as held for sale as of September 30, 2002. In addition, in accordance with Issue No. 02-16, certain incentives received from manufacturers not intended to reimburse specific, incremental, identifiable costs incurred in selling manufacturers’ products which had previously been classified as a reduction of selling, general and administrative expenses are now recorded as a reduction of inventory cost and are included in cost of sales when the associated vehicles are sold.

Recent Accounting Pronouncements — In January 2003, the FASB issued FASB Interpretation (“FIN”) 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires the consolidation of certain variable interest entities by the primary beneficiary if the equity investors do not have a controlling financial interest or sufficient equity at risk to finance the entities’ activities without additional subordinated financial support of other parties. The provisions of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to that date, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003, since we have not issued financial statements reporting a variable interest entity in accordance with FIN 46. The adoption of FIN 46 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 generally entered into or modified after September 30, 2003 and hedging relationships designated after September 30, 2003. We do not expect SFAS No. 149 to have a material effect on our consolidated operating results, financial position, or cash flows.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Dealership Acquisitions:

During the first nine months of 2003, Sonic acquired 12 automotive dealerships located in California, Oklahoma, Colorado, Texas, and Michigan and four collision centers for an aggregate purchase price of approximately $53.6 million in cash, net of cash acquired. In addition to these automotive dealership and collision center acquisitions, Sonic acquired certain assets which will provide locations for future operations. The unaudited consolidated balance sheet includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the dates of acquisition and are subject to final adjustment. As a result of these allocations and adjustments for previously recorded acquisitions, we have recorded the following:

•	$13.1 million of intangible assets representing rights acquired under franchise agreements;

•	$5.1 million of intangible assets representing favorable (relative to market prices at acquisition) real estate leases (net of $0.1 in accumulated amortization at September 30, 2003). These assets are amortized over the remaining life of the associated real estate lease. As of September 30, 2003, the weighted-average amortization period was 17.3 years; and

•	$32.3 million of goodwill, of which approximately $28.4 million is expected to be tax deductible.

Sonic generally expects our franchise agreements to continue for an indefinite period. When these agreements do not have indefinite terms, Sonic anticipates routine renewals without substantial cost. As such, Sonic believes that its franchise agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized.

In addition, Sonic has entered into agreements to purchase thirteen dealerships. The acquisitions of the thirteen dealerships are expected to close in the fourth quarter of 2003 and in 2004 and will be paid for in cash and shares of Sonic’s Class A common stock.

Dealership Dispositions:

During the first nine months of 2003, Sonic disposed of 13 franchises, resulting in the closing of eight dealerships and six collision centers. These disposals generated cash of $24.8 million. The sale of these dealerships resulted in a net gain of $5.2 million, which is included in discontinued operations on the accompanying unaudited consolidated statement of income for the three and nine month periods ended September 30, 2003. The gain was net of $11.8 million in goodwill associated with these franchises.

In conjunction with dealership dispositions in the first nine months of 2003, Sonic has agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS

of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The estimated maximum liability associated with current year dispositions related to subleases was $32.0 million and $14.5 million related to general indemnifications. These indemnifications expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

In addition to the dispositions described above, as of September 30, 2003, Sonic had approved the sale of four additional dealership franchises, which will result in the closing of one dealership. These franchises are generally smaller franchises with unprofitable operations. The operating results of these dealerships are included in discontinued operations on the accompanying unaudited consolidated statements of income. Long lived assets to be disposed of in connection with dealerships not yet sold, consisting primarily of property, equipment, goodwill and other intangible assets, totaled approximately $2.2 million at September 30, 2003 and have been classified in assets held for sale in the accompanying unaudited consolidated balance sheet. Goodwill classified as assets held for sale totaled approximately $0.3 million and $9.9 million at September 30, 2003 and December 31, 2002, respectively. Other assets and liabilities to be disposed in connection with these dispositions include inventories and related notes payable—floor plan. Revenues associated with dealership franchises classified as discontinued operations were $12.9 million and $106.3 million for the three and nine month periods ended September 30, 2003, respectively, and $109.2 million and $361.7 million for the three and nine month periods ended September 30, 2002, respectively.

3. INVENTORIES

Inventories consist of the following:

	(Dollars in thousands)
	December 31, 2002	September 30, 2003
New vehicles	$733,757	$641,806
Used vehicles	111,884	137,276
Parts and accessories	50,860	49,966
Other	32,949	43,318

Total	$929,450	$872,366

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(Dollars in thousands)
	December 31, 2002	September 30, 2003
Land	$5,983	$17,027
Building and improvements	42,201	71,605
Office equipment and fixtures	31,616	35,361
Parts and service equipment	22,485	27,532
Company vehicles	8,211	8,513
Construction in progress	33,637	24,386

Total, at cost	144,133	184,424
Less accumulated depreciation	(22,197)	(29,122)

Property and equipment, net	$121,936	$155,302

Interest capitalized in conjunction with construction projects was approximately $0.6 million and $2.3 million for the three and nine months ended September 30, 2003, respectively, and approximately $0.7 million and $1.6 million for the three and nine months ended September 30, 2002, respectively.

In addition to the amounts shown above, Sonic incurred approximately $34.7 million in real estate and construction costs as of September 30, 2003 and $39.2 million as of December 31, 2002 on facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in assets held for sale on the accompanying unaudited consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to unaffiliated

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS

third parties and enters into long-term operating leases on the facilities. During the first nine months of 2003, Sonic sold $24.4 million in dealership properties in sale-leaseback transactions.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	(Dollars in thousands)
	December 31, 2002	September 30, 2003
Senior Subordinated Notes bearing interest at 11%, maturing August 1, 2008	$182,360	$—
Senior Subordinated Notes bearing interest at 8.625%, maturing August 15, 2013	—	200,000
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009	130,100	130,100
$500 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR and maturing in October 2006, collateralized by all assets of Sonic	330,718	330,023
$50 million revolving construction line of credit with Toyota Credit bearing interest at 2.25 percentage points above LIBOR and maturing December 31, 2007, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets (1)	—	4,568
$100 million revolving real estate acquisition line of credit with Toyota Credit bearing interest at 2.00 percentage points above LIBOR and maturing December 31, 2012, collateralized by Sonic's guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets (1)	—	5,488
Other notes payable (primarily equipment notes)	4,137	4,075

	$647,315	$674,254
Less unamortized discount	(7,006)	(8,870)
Less current maturities	(2,764)	(2,764)

Long-term debt	$637,545	$662,620

(1)	Total combined borrowings under the construction and real estate lines of credit are limited to $100.0 million.

On August 12, 2003, Sonic issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes (the “8.625% Notes”) in a private offering to qualified institutional buyers as defined by the Securities Act of 1933. The net proceeds, before expenses, of approximately $194.3 million together with an advance from Sonic’s revolving credit facility, were used to redeem all of the 11% senior subordinated notes (the “11% Notes”) for $194.6 million which included accrued but unpaid interest and the redemption premium of 5.5% on September 10, 2003. A resulting loss of $13.9 million, which includes the redemption premium, and the write-off of unamortized discounts and deferred debt issuance costs is included in other income/(expense) in the accompanying unaudited consolidated statement of income for the three and nine month periods ended September 30, 2003. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Sonic’s obligations under the 8.625% Notes are guaranteed by Sonic’s operative domestic subsidiaries.

Before the 11% Notes were redeemed, both the 8.625% Notes and the 11% Notes were outstanding. Prior to the redemption of the 11% Notes, Sonic applied net proceeds from the sale of the 8.625% Notes to temporarily repay amounts outstanding under the revolving credit facility and invested in short-term fixed income securities.

Balances outstanding under Sonic’s revolving credit facilities and senior subordinated notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. Subsidiaries that are not guarantors are not material.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS

6. PAYABLE TO THE COMPANY’S CHAIRMAN

During the quarter ended September 30, 2003, Sonic reduced the payable to the Company’s Chairman by $1.0 million. Subsequent to September 30, 2003, Sonic repaid the remaining $4.5 million outstanding to the Company’s Chairman.

7. PER SHARE DATA

The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, and Class A common stock purchase warrants. The following table illustrates the dilutive effect of such items:

	(Shares in thousands)		(Shares in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Basic weighted average number of common shares outstanding	42,163	40,926	41,819	40,858
Dilutive effect of stock options	1,169	2,094	1,658	1,428
Dilutive effect of warrants	2	2	2	2

Weighted average number of common shares outstanding, including effect of dilutive securities	43,334	43,022	43,479	42,288

In addition to the stock options included in the table above, options to purchase 1,199,550 shares and 1,115,383 shares of Class A common stock were outstanding during the three and nine month periods ended September 30, 2002 and 2003, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive. The total amount of stock options outstanding at September 30, 2002 and 2003 were 5,400,657 and 6,878,697, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report for the year ended December 31, 2002 on Form 10-K and furnished in our Current Report on Form 8-K on October 2, 2003 in order to reflect the subsequent reclassifications of dealership franchises between discontinued and continuing operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Overview

We are one of the largest automotive retailers in the United States. As of November 5, 2003 we operated 191 dealership franchises, representing 38 different brands of cars and light trucks at 149 locations, and 42 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, warranty, paint and collision repair services, and arrangement of extended warranty contracts, financing and insurance for our customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table depicts the breakdown of our new vehicle revenues by brand for the three and nine months ended September 30, 2002 and 2003:

	Percentage of New Vehicle Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Brand (1)
Honda	13.9%	14.5%	13.7%	14.9%
Ford	16.4%	13.2%	18.0%	14.1%
Toyota	10.6%	13.3%	11.0%	12.3%
Cadillac	11.0%	10.3%	9.2%	10.8%
General Motors (2)	13.8%	11.4%	12.1%	11.1%
BMW	8.3%	8.3%	9.8%	8.9%
Lexus	4.1%	4.4%	4.6%	4.4%
Chrysler (3)	5.1%	4.3%	4.8%	4.0%
Volvo	2.8%	4.0%	2.9%	3.7%
Nissan	2.8%	3.3%	3.2%	3.1%
Mercedes	2.4%	2.2%	2.9%	2.6%
Other Luxury (4)	3.2%	4.1%	2.7%	4.0%
Other (5)	5.6%	6.7%	5.1%	6.1%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, revenue data in prior years reflects the reclassification of the results of operations of dealerships sold or identified for sale subsequent to September 30, 2002 which were not previously included in discontinued operations but have been included during the three and nine months ended September 30, 2003

(2)	Includes Buick, Chevrolet, GMC, Oldsmobile, and Pontiac

(3)	Includes Chrysler, Dodge and Jeep

(4)	Includes Acura, Audi, Hummer, Infiniti, Land Rover, Maybach, Porsche and Saab

(5)	Includes Hino, Hyundai, Isuzu, KIA, Lincoln, Mazda, Mercury, Minicooper, Mitsubishi, Scion, Subaru and Volkswagen

We sell similar products and services, use similar processes in selling our products and services and sell our products and services to similar classes of customers. As a result of this and the way we manage our business, we have aggregated our results into a single segment for purposes of reporting financial condition and results of operations.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date they were acquired. Our consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to September 30, 2003. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Revenues

New Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2002	9/30/2003			9/30/2002	9/30/2003
New Vehicle Units
Same Store	41,194	41,515	321	0.8%	112,970	111,071	(1,899)	(1.7%)
Acquisitions	1,644	3,555	1,911	116.2%	2,655	12,410	9,755	367.4%

Total As Reported	42,838	45,070	2,232	5.2%	115,625	123,481	7,856	6.8%

New Vehicle Revenues (in thousands)
Same Store	$1,146,587	$1,179,928	$33,341	2.9%	$3,111,240	$3,121,990	$10,750	0.3%
Acquisitions	47,581	95,149	47,568	100.0%	83,476	373,409	289,933	347.3%

Total As Reported	$1,194,168	$1,275,077	$80,909	6.8%	$3,194,716	$3,495,399	$300,683	9.4%

New Vehicle Unit Price
Same Store	$27,834	$28,422	$588	2.1%	$27,540	$28,108	$568	2.1%

Same store new vehicle unit sales increased slightly for the quarter due to strong import sales. A decrease in domestic brands drove the decline in same store unit sales for the year to date period ended September 30, 2003. Import unit sales volume increased by 12.0% and 9.0%, for the three and nine month periods ended September 30, 2003, respectively. These increases were offset by decreases in unit sales of domestic brands of 11.4% and 13.6%, for the quarter and year to date periods ended September 30, 2003, respectively. Our strong performing regions were San Diego/Nevada, South Bay, and North/South Carolina, which experienced same store unit sales growth of 14.2% for the three months ended September 30, 2003 and 10.2% for the nine months ended September 30, 2003. These increases were offset by declines in our Oklahoma and Houston regions, which experienced combined same store unit sales declines of 10.0% and 10.8% for the three and nine months ended September 30, 2003, respectively. Additionally, Los Angeles experienced declines of 6.5% and 13.4% for the three and nine months ended September 30, 2003, respectively. We attribute the declines in these three regions to the concentration of domestic dealerships in their respective markets.

Most of our brands experienced increases in sales price per unit. Ford, Honda, and Volvo sales price per unit all improved due to an increase in sports utility and truck sales which generally have higher selling prices. However, BMW experienced lower sales prices due to a continued increase in competition within the luxury sports utility vehicle market.

Used Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2002	9/30/2003			9/30/2002	9/30/2003
Used Vehicle Units
Same Store	19,427	19,125	(302)	(1.6%)	55,673	52,398	(3,275)	(5.9%)
Acquisitions	554	1,609	1,055	190.4%	1,251	7,054	5,803	463.9%

Total As Reported	19,981	20,734	753	3.8%	56,924	59,452	2,528	4.4%

Used Vehicle Revenues (in thousands)
Same Store	$307,960	$298,768	$(9,192)	(3.0%)	$865,980	$808,483	$(57,497)	(6.6%)
Acquisitions	8,325	21,597	13,272	159.4%	18,487	112,005	93,518	505.9%

Total As Reported	$316,285	$320,365	$4,080	1.3%	$884,467	$920,488	$36,021	4.1%

Used Vehicle Unit Price
Same Store	$15,852	$15,622	$(230)	(1.5%)	$15,555	$15,430	$(125)	(0.8%)

Same store used unit sales declined primarily due to geographic weaknesses. The Central Division experienced used unit sales declines of 7.5% and 12.3% for the quarter and year to date periods, respectively. Two of the regions in the Central Division, Oklahoma and Colorado, represented declines of 471 units or 17.7% and 1,491 units or 21.0% for the three and nine months ended September 30, 2003, respectively. We believe the decline in these regions is attributable to tightening of credit standards from our sub-prime lenders. Excluding the Oklahoma and Colorado regions, used unit sales would have increased by 259 units or 1.6% for the quarter. The declines generated in the Central Division were partially offset by increases of 277 units or 19.0% and 410 units or 9.9%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

in the Mid-Atlantic and San Diego/Nevada regions for the quarter and year to date periods, respectively. Somewhat offsetting the overall used vehicle decline is a positive trend in used unit sales which has been generated by our initiative to focus on selling Certified Pre-owned vehicles. For the three and nine month periods ended September 30, 2003, Certified Pre-Owned sales increased 2,243 units or 67.2% and 5,689 units 65.1%, respectively.

Wholesale Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2002	9/30/2003			9/30/2002	9/30/2003
Wholesale Vehicle Units
Same Store	16,075	15,759	(316)	(2.0%)	46,516	40,707	(5,809)	(12.5%)
Acquisitions	953	2,026	1,073	112.6%	2,118	6,590	4,472	211.1%

Total As Reported	17,028	17,785	757	4.4%	48,634	47,297	(1,337)	(2.7%)

Wholesale Vehicle Revenues (in thousands)
Same Store	$116,473	$109,045	$(7,428)	(6.4%)	$334,336	$284,004	$(50,332)	(15.1%)
Acquisitions	10,119	16,344	6,225	61.5%	25,158	55,367	30,209	120.1%

Total As Reported	$126,592	$125,389	$(1,203)	(1.0%)	$359,494	$339,371	$(20,123)	(5.6%)

Wholesale Unit Price
Same Store	$7,246	$6,920	$(326)	(4.5%)	$7,188	$6,977	$(211)	(2.9%)

The decreases in wholesale revenues and unit sales for the quarter and year to date periods ending September 30, 2003 we attribute to both our continued efforts to maintain appropriate inventory levels and improvements in wholesale markets. Additionally, we have been more selective with auction purchases. These two factors contributed to significantly lower wholesale losses for the three and nine months ended September 30, 2003.

Parts, Service and Collision Repair:

	For the Three Months Ended		$ Change	% Change	For the Nine Months Ended		$ Change	% Change
	9/30/2002	9/30/2003			9/30/2002	9/30/2003
Parts, Service and Collision Repair (in thousands)
Same Store	$234,783	$243,186	$8,403	3.6%	$657,730	$667,840	$10,110	1.5%
Acquisitions	7,229	17,292	10,063	139.2%	13,217	82,583	69,366	524.8%

Total As Reported	$242,012	$260,478	$18,466	7.6%	$670,947	$750,423	$79,476	11.8%

Same store parts, service and collision repair revenues increased in both the three and nine month periods ended September 30, 2003 in part due to increases in revenue at our Honda dealerships of $2.7 million, or 8.7%, for the three months ended September 30, 2003, and $6.6 million, or 7.4%, for the nine months ended September 30, 2003. Revenue at our BMW dealerships also improved significantly, increasing $2.9 million, or 12.3%, for the three months ended September 30, 2003, and $7.3 million, or 10.6%, for the nine months ended September 30, 2003. These increases were partially offset by decreases at our Ford dealerships of $2.7 million, or 7.9%, for the three months ended September 30, 2003 and $10.2 million, or 10.3%, for the nine months ended September 30, 2003. On a year over year basis, Ford dealerships experienced revenue declines in 2003 due to unusually high parts and service sales in the first quarter of 2002 because of the Firestone tire recall. Wholesale parts sales were also negatively affected by Ford Motor Company’s decision to open a parts depot in the Houston area in the second half of 2002. Parts, service and collision revenues in the Houston region were down $1.2 million, or 5.8%, and $5.7 million, or 9.2%, for the three and nine month periods ended September 30, 2003, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Finance and Insurance and Other:

	For the Three Months Ended		$ Change	% Change	For the Nine Months Ended		$ Change	% Change
	9/30/2002	9/30/2003			9/30/2002	9/30/2003
Finance & Insurance Revenue (in thousands)
Same Store	$53,998	$51,992	$(2,006)	(3.7%)	$146,848	$143,352	$(3,496)	(2.4%)
Acquisitions	2,597	4,786	2,189	84.3%	4,685	17,600	12,915	275.7%

Total As Reported	$56,595	$56,778	$183	0.3%	$151,533	$160,952	$9,419	6.2%

Total F&I per Unit
Same Store	$891	$857	$(34)	(3.8%)	$871	$877	$6	0.7%

Finance and insurance decreased in both the three and nine months ended September 30, 2003 compared to last year. Decreases in finance and insurance revenues from domestic stores were offset by increases in almost all import brands consistent with the decreases in vehicle revenues.

Gross Profit and Gross Margins

	For the Three Months Ended		$ Change	% Change	For the Nine Months Ended		$ Change	% Change
	9/30/2002	9/30/2003			9/30/2002	9/30/2003
Gross Profit (in thousands)
Same Store	$283,779	$279,326	$(4,453)	(1.6%)	$794,644	$768,683	$(25,961)	(3.3%)
Acquisitions	11,078	23,029	11,951	107.9%	21,056	96,037	74,981	356.1%

Total As Reported	$294,857	$302,355	$7,498	2.5%	$815,700	$864,720	$49,020	6.0%

The overall gross margin decreased to 14.8% in the third quarter of 2003 from 15.3% in the third quarter of 2002. The same store new vehicle gross margins decreased from 7.6% in the third quarter of 2002 to 6.8% in 2003 due primarily to a decline in new vehicle gross margins in an effort to increase market share and a result of merchandise mix. The domestic same store new vehicle gross margin decreased from 7.2% in the third quarter of 2002 to 6.2% in 2003, while import new vehicle gross margins dropped from 8.1% to 7.3% over the same period. The quarterly retail used gross margin decreased slightly (from 11.3% to 10.9%) but was offset by a favorable decrease in wholesale losses (from (3.5%) to (2.0)% for the quarters ended September 30, 2002 and 2003, respectively) to create an overall improvement (from 7.2% to 7.5%) in total used vehicle margins when comparing the quarters ended September 30, 2002 and 2003, respectively. The overall decline experienced in vehicle gross margins was offset slightly by an increase in the gross margin in parts, service and collision from 47.5% to 48.1% for the third quarter of 2003. The overall gross margin decline was also caused by a change in mix to more new vehicles as a percentage of total revenues.

During the first nine months of the year, the overall gross margin decreased to 15.3% from 15.5% in 2002. As in the quarter to date period, the decline in the year to date period was also mainly attributable to the decrease in vehicle gross margins, which fell from 7.8% to 7.2%. Parts, service and collision gross margins increased on a year to date basis to 48.1% from 47.4% last year, somewhat offsetting the decrease in the vehicle margins.

Selling, General and Administrative Expenses

	For the Three Months Ended		$ Change	% Change	For the Nine Months Ended		$ Change	% Change
	9/30/2002	9/30/2003			9/30/2002	9/30/2003
SG&A (in thousands)
Same Store	$212,452	$216,037	$3,585	1.7%	$592,482	$595,093	$2,611	0.4%
Acquisitions	12,710	24,617	11,907	93.7%	32,971	99,705	66,734	202.4%

Total As Reported	$225,162	$240,654	$15,492	6.9%	$625,453	$694,798	$69,345	11.1%

Selling, general and administrative (“SG&A”) expenses are comprised of four major groups: compensation expenses, advertising expenses, operating rent and rent related expenses, and other expenses. Compensation expenses primarily relate to dealership personnel who are paid a commission or a modest salary plus commission (which typically varies depending on gross profits realized) and support personnel who are paid a salary plus bonus/commission. Due to the fixed component of dealership personnel’s compensation, gross profits and compensation expense are not 100% correlated. Advertising expenses and other expenses vary based

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

on the level of actual or anticipated business activity and number of dealerships owned. Rent and rent related expenses typically vary with the number of dealerships and franchises owned, investments made for facility improvements by landlords and interest rates.

Total SG&A as a percentage of gross profit increased to 79.6% in the third quarter of 2003 from 76.4% in the third quarter of 2002, and to 80.3% in the first nine months of 2003 from 76.7% in the first nine months of 2002. These increases were driven primarily by compensation expenses, advertising expenses and rent and rent related expenses.

For the third quarter of 2002 and 2003, compensation expenses comprised 61.0% and 59.5%, respectively, of total SG&A and 46.6% and 47.3%, respectively, of gross profits. For the first nine months of 2002 and 2003, compensation expenses comprised 61.8% and 60.0%, respectively, of SG&A and 47.4% and 48.2%, respectively, of gross profits. Compensation expenses have risen as a percentage of gross profits primarily due to significant declines in gross profit at some of our domestic dealerships in the three and nine month periods ended September 30, 2003, as compared to the prior year.

For the third quarter of 2002 and 2003, advertising expenses comprised 7.9% and 8.6%, respectively, of total SG&A. For the first nine months of 2002 and 2003, advertising expenses comprised 8.1% of total SG&A. Advertising expenditures have not contributed to anticipated improvements in gross profits. We expect future advertising expenditures to fall in line with historical levels.

For the third quarter of 2002 and 2003, rent and rent related expenses comprised 11.9% and 12.7%, respectively, of total SG&A. For the first nine months of 2002 and 2003, rent and rent related expenses comprised 11.9% and 12.6%, respectively, of total SG&A. Rent and rent related expenses increased due to facility improvements and upgrades on several leased properties.

Depreciation

	For the Three Months Ended		$ Change	% Change	For the Nine Months Ended		$ Change	% Change
	9/30/2002	9/30/2003			9/30/2002	9/30/2003
Depreciation (in thousands)
Same Store	$2,100	$2,798	$698	33.2%	$5,580	$6,994	$1,414	25.3%
Acquisitions	354	411	57	16.1%	898	1,445	547	60.9%

Total As Reported	$2,454	$3,209	$755	30.8%	$6,478	$8,439	$1,961	30.3%

Depreciation expense increased as a result of capital expenditures made in the previous twelve months. During the twelve months ending September 30, 2003, the balance of depreciable property and equipment related to continuing operations increased approximately $47.0 million, or 48.9%, of which $39.0 million related to leasehold improvements. As a percentage of total revenues, depreciation expense was 0.2% in the third quarter of 2003 and 0.1% for the third quarter of 2002.

Floor Plan Interest Expense

Floor plan interest expense decreased by $0.7 million, or 12.0% in the third quarter of 2003 compared to the same period last year. The change reflects a decrease of $1.4 million due to lower interest rates, partially offset by an increase of $0.7 million related to higher outstanding balances primarily related to acquisitions. Floor plan interest expense was flat in the first nine months of 2003 compared to the same period last year.

Other Interest Expense

Other interest expense decreased by $0.1 million, or 0.7% in the third quarter of 2003 and increased $1.9 million, or 6.9% in the first nine months of 2003 compared to the same periods last year. In the third quarter of 2002, Sonic repurchased $6.5 million in aggregate principal amount of the 5.25% convertible notes. Sonic realized a decrease of $0.3 million in interest expense for the three months ended September 30, 2003 due to these repurchases. The convertible notes were issued in May 2002 and as a result the nine months ended September 30, 2003 interest expense increased $2.0 million due to the convertible notes being outstanding for the entire period compared to 2002. On August 12, 2003, Sonic issued the $200.0 million senior subordinated 8.625% notes (the “8.625% Notes”). As a result of the issuance, interest expense increased $2.4 million for the three and nine months ended September 30, 2003. Sonic used the net proceeds to redeem all of the 11% senior subordinated notes (the “11% Notes”) on September 10, 2003. Due to the 30 days of carrying both the 8.625% and 11% Notes, Sonic incurred an additional $1.7 million in interest expense for the three month period. However, Sonic received a

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

benefit of $1.1 million in lower interest expense due to the buy back of the 11% Notes. Benefits realized of approximately $1.0 million and $1.4 million in the three and nine months ended September 30, 2003, respectively, as a result of lower interest expense on the Revolving Credit Facility were offset by approximately $0.1 million and $2.0 million of additional interest incurred in the three and nine month periods, respectively, as a result of the Fixed Swaps. As a result of refinancing the 11% Notes with the 8.625% Notes, we anticipate an annual savings of $2.9 million.

Subsequent to September 30, 2003 we have entered into four separate interest rate swaps (the “Variable Swaps”) each at $25.0 million ($100.0 million total) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, Sonic receives 8.625% on the respective notional amounts and pays interest payments on the respective notional amounts at a rate equal to the six month LIBOR rate plus a spread ranging from 3.595% to 3.840% with an average spread of 3.716%. The Variable Swaps expire on August 15, 2013 and have been designated and qualify as fair value hedges and, as a result, future changes in the fair value of the Variable Swaps will be recorded against the associated fixed rate debt, net of related income taxes. As a result of executing the Variable Swaps we anticipate an annual savings of $3.7 million if the six month LIBOR were to remain constant at the September 30, 2003 rate of 1.18%.

Other Income / Expense

Other income / expense increased approximately $15.2 million and $15.4 million in the three and nine month periods ended September 30, 2003 compared to the same periods in the prior year primarily due to debt repurchases. We experienced gains of $1.4 million in the three and nine months ended September 30, 2002 related to repurchases of a portion of our 5.25% and 11% Notes, and debt retirement losses of $13.9 million in the three and nine months ended September 30, 2003, related to the call premium paid and write-offs of discounts and deferred loan costs related to the repayment in full of our 11% Notes.

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

8.625% Senior Subordinated Notes

On August 12, 2003, Sonic issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes in a private offering to qualified institutional buyers as defined by the Securities Act of 1933. The net proceeds, before expenses, of approximately $194.3 million together with an advance from Sonic’s revolving credit facility, were used to redeem all of the 11% senior subordinated notes for $194.6 million which included accrued but unpaid interest and the redemption premium of 5.5% on September 10, 2003. A resulting loss of $13.9 million, which includes the redemption premium, and the write-off of unamortized discounts and deferred debt issuance costs is included in other income/(expense) in the accompanying unaudited consolidated statement of income for the three and nine month periods ended September 30, 2003. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Sonic’s obligations under the 8.625% Notes are guaranteed by Sonic’s operative domestic subsidiaries.

Before the 11% Notes were redeemed, both the 8.625% Notes and the 11% Notes were outstanding. Prior to the redemption of the 11% Notes, Sonic applied net proceeds from the sale of the 8.625% Notes to temporarily repay amounts outstanding under the revolving credit facility and invested in short-term fixed income securities.

Floor Plan Facilities

The weighted average interest rate for our floor plan facilities was 3.37% and 2.52% for the three months ended September 30, 2002 and 2003, respectively, and 3.52% and 2.84% for the nine months ended September 30, 2002 and 2003, respectively. Our floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance. Prior to January 1, 2003, floor plan assistance was recorded as a reduction of cost of sales when received. In accordance with guidance from

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Emerging Issues Task Force Issue No. 02-16, beginning January 1, 2003, floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In the first nine months of 2003, we received approximately $29.6 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of 0%. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of September 30, 2003.

Long-Term Debt and Credit Facilities

At September 30, 2003, the outstanding balance and availability on our long-term credit facilities were as follows (in thousands):

	Interest Rate (1)	Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures October 2006)	LIBOR + 2.55%	$330,023	$146,624
Senior Subordinated Notes (mature August 2013)	8.625%	$200,000	$—
Convertible Senior Subordinated Notes (2) (mature May 2009)	5.25%	$130,100	$—
Mortgage Facility:
Construction Loan (matures December 2007)	LIBOR + 2.25%	$4,568	$45,432	(3)
Permanent Loan (matures December 2012)	LIBOR + 2.00%	$5,488	$94,512	(3)

(1)	Three-month LIBOR was 1.12% at September 30, 2003.
(2)	Notes were not convertible at any time during the nine months ended September 30, 2003.
(3)	Total combined borrowings under the Construction and Permanent Loans is limited to $100,000.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities at September 30, 2003.

Two banks have agreed to commit $50.0 million to our revolving credit facility which will increase this facility to $550.0 million.

Payable to the Company’s Chairman

During the quarter ended September 30, 2003, we reduced the payable to the Company’s Chairman by $1.0 million. Subsequent to September 30, 2003, we repaid the remaining $4.5 million outstanding to the Company’s Chairman.

Dealership Acquisitions and Dispositions

In the first nine months of 2003, we acquired 12 dealerships and four collision centers for a combined purchase price of $53.6 million in cash. The total purchase price for acquisitions was based on our internally determined valuation of the dealerships and their assets. The purchase price was financed by cash generated from operations and by borrowings under our Revolving Credit Facility.

During the first nine months of 2003, we disposed of 13 franchises, resulting in the closing of eight dealerships and six collision centers. These disposals generated cash of $24.8 million.

In addition, Sonic has entered into agreements to purchase thirteen dealerships. The acquisitions of the thirteen dealerships are expected to close in the fourth quarter of 2003 and in 2004 and will be paid for in cash and shares of Sonic’s Class A common stock.

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

have no continuing obligations under these arrangements other than lease payments. The majority of our sale-leaseback transactions are completed with Capital Automotive REIT. During the first nine months of 2003, we sold $24.4 million in dealership properties in sale-leaseback transactions.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first nine months of 2003 were approximately $58.4 million, of which approximately $37.0 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealerships and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the first nine months of 2003 expected to be sold within a year in sale-leaseback transactions were $34.7 million. We do not expect any significant gains or losses from these sales. As of September 30, 2003, commitments for facilities construction projects totaled approximately $29.2 million. We expect $17.6 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

Our Board of Directors has authorized Sonic to expend up to $145.0 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. In the first nine months of 2003, we repurchased 976,700 shares for approximately $17.8 million which was somewhat offset by proceeds received from the exercise of stock options under stock compensation plans of $8.1 million. Subsequent to September 30, 2003, we have purchased an additional 135,000 shares of Class A common stock for approximately $3.1 million. As of November 5, 2003, we had $17.1 million remaining under our Board authorization.

Dividends

Our Board of Directors approved a quarterly cash dividend program beginning with a dividend of $0.10 per share for shareholders of record on September 15, 2003, which was paid on October 15, 2003. Our Board of Directors approved a second dividend of $0.10 per share for shareholders of record on December 15, 2003, which will be payable on January 15, 2004. Our dividend program reflects our intent to reallocate to dividends a portion of the capital previously allocated to security repurchases.

Cash Flows

For the nine month period ended September 30, 2003, net cash provided by operating activities was approximately $86.2 million, which was generated primarily by changes in working capital accounts and net income adjusted for non-cash items such as depreciation, amortization, gains and losses on debt retirement and deferred income taxes. Significant working capital movements included decreases in notes payable – floor plan of $65.9 million which was offset by decreases in inventories of $51.0 million and an increase in accounts payable and other liabilities of $35.9 million. Cash used for investing activities in the first nine months of 2003 was $61.2 million, the majority of which was related to dealership acquisitions and capital expenditures on construction in progress projects offset by proceeds received from dealership dispositions. In the first nine months of 2003, net cash used by financing activities was $0.6 million and primarily related to repurchases of Class A common stock of $17.8 million offset by net borrowings on our Revolving Credit Facility of $9.4 million and exercise of stock options under stock compensation plans of $8.1 million.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Guarantees

In conjunction with dealership dispositions in the current quarter, we have agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The estimated maximum liability associated with current year dispositions related to subleases was $32.0 million and $14.5 million related to general indemnifications. These indemnifications expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our variable rate notes payable–floor plan, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.1 billion at September 30, 2003 and approximately $1.0 billion at September 30, 2002. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $7.3 million in the first nine months of 2003 and approximately $6.2 million in the first nine months of 2002. Of the total change in interest expense, approximately $5.9 million in the first nine months of 2003 and approximately $4.4 million in first nine months of 2002 would have resulted from notes payable–floor plan.

Our exposure with respect to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the nine months ended September 30, 2002 and 2003, the amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $11.1 million and $11.9 million, respectively. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives. A change of 100 basis points in the underlying interest rate would have caused an estimated change in floor plan assistance of approximately $5.0 million in the first nine months of 2003.

In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuates based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we entered into two separate interest rate swap agreements on January 15, 2002 and June 6, 2002 (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Fixed Swaps each have a notional principal amount of $100.0 million each and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the swap agreement entered into on January 15, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 3.88%. Under the terms of the swap agreement entered into on June 6, 2002, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $4.4 million in for the first nine months of 2003 and has been included in interest expense, other in the accompanying unaudited consolidated statement of income. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders’ equity.

Subsequent to September 30, 2003, we have entered into four separate interest rate swaps (the “Variable Swaps”) each at $25.0 million ($100.0 million total) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, Sonic receives 8.625% on the respective notional amounts and pays interest payments on the respective notional amounts at a rate equal to the six month LIBOR rate plus a spread ranging from 3.595% to 3.840% with an average spread of 3.716%. The Variable Swaps expire on August 15, 2013 and have been designated and qualify as fair value hedges and, as a result, future changes in the fair value of the Variable Swaps will be recorded against the associated fixed rate debt, net of related income taxes.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Exhibit 99.1 to this quarterly report on Form 10-Q and elsewhere in this report, as well as:

•	our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures, our share repurchase program, and general operating activities;

•	the reputation and financial condition of vehicle manufacturers whose brands we represent, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, and the level of consumer spending;

•	high competition in the automotive retailing industry which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire; and

•	our ability to successfully integrate recent and potential future acquisitions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit No.	Description

4.1*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).

4.2*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

4.3*	Registration Rights Agreement dated as of August 12, 2003 among Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.5 to the 2003 Exchange Offer Form S-4).

4.4*	Purchase Agreement dated as of August 7, 2003 between Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.6 to the 2003 Exchange Offer Form S-4).

31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

*	Filed Previously

(b)	Current Reports on Form 8-K:

On July 29, 2003, we filed a Current Report on Form 8-K with the SEC to announce pursuant to Item 9 and Item 12 of Form 8-K certain information regarding our company’s results of operations and financial performance during the quarter ended June 30, 2003.

On July 29, 2003, we filed a Current Report on Form 8-K with the SEC pursuant to Item 9 of Form 8-K to announce that our Board of Directors approved a quarterly cash dividend program.

On July 31, 2003, we filed a Current Report on Form 8-K with the SEC pursuant to Item 9 of Form 8-K to announce recently entered into agreements to purchase or purchased eighteen dealerships with combined revenues of $800 million annually.

On August 4, 2003, we filed a Current Report on Form 8-K with the SEC pursuant to Item 9 of Form 8-K to announce an offering of $200 million of Senior Subordinated Notes due 2013.

On August 4, 2003, we filed a Current Report on Form 8-K with the SEC to reflect the reclassifications of franchises between discontinued and continuing operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: November 7, 2003	By:	/s/ O. Bruton Smith

O. Bruton Smith Chairman and Chief Executive Officer

Date: November 7, 2003	By:	/s/ E. Lee Wyatt, Jr.

E. Lee Wyatt, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to the 2003 Exchange Offer Form S-4).

4.2*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

4.3*	Registration Rights Agreement dated as of August 12, 2003 among Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.5 to the 2003 Exchange Offer Form S-4).

4.4*	Purchase Agreement dated as of August 7, 2003 between Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.6 to the 2003 Exchange Offer Form S-4).

31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

*	Filed Previously