Form 10-K
period 2003-12-31
SONIC AUTOMOTIVE INC
filed 2004-03-09
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-13395

SONIC AUTOMOTIVE, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	56-2010790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5401 EAST INDEPENDENCE BOULEVARD CHARLOTTE, NORTH CAROLINA	28212
(Address of Principle Executive Offices)	(Zip Code)

(704) 566-2400

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE WHICH REGISTERED
Class A Common Stock, $.01 Par Value	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $623,353,763 based upon the closing sales price of the registrant’s Class A common stock on June 30, 2003 of $21.91 per share. As of March 1, 2004 there were 29,118,258 shares of Class A common stock, par value $.01 per share, and 12,029,375 shares of Class B common stock, par value $.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2004 are incorporated by reference into Part III of this Form 10-K.

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

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of March 1, 2004, we operated 189 dealership franchises at 151 dealership locations, representing 37 different brands of cars and light trucks, and 40 collision repair centers in 15 states. Each of our dealerships provides comprehensive services including (1) sales of both new and used cars and light trucks, (2) sales of replacement parts and performance of vehicle maintenance, warranty, paint and repair services and (3) arrangement of extended warranty contracts and financing and insurance (“F&I”) for our automotive customers.

As compared to automotive manufacturers, we and other automotive retailers exhibit relatively low earnings volatility. This is primarily due to a lower ratio of fixed costs that allows us to manage the majority of our expenses, such as advertising, sales commissions and vehicle carrying costs, as demand patterns change. We also have a greater diversity in our sources of revenue compared to automobile manufacturers. In addition to new and used vehicle sales, our revenues include parts, service and collision repair, which carry higher gross margins and are less sensitive to economic cycles and seasonal influences than are new vehicle sales. The following charts depict the diversity of our sources of revenue and gross profit for the year ended December 31, 2003:

BUSINESS STRATEGY

Further Develop Strategic Markets and Brands. Our growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California, that on average are experiencing population growth that exceeds the national average. Where practicable, we also seek to acquire franchises that we believe have above average sales prospects. We have a dealership portfolio of 37 American, European and Asian brands. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2003, 69.9% of our total revenue was generated by import/luxury dealerships. We expect this trend toward more import/luxury dealerships to continue in the near future. Our dealership network is geographically organized into divisional and regional dealership groups. As of December 31, 2003, we operated dealerships in the following geographic areas:

Region	Number of Dealerships	Number of Franchises	Percent of 2003 Total Revenue
North Carolina/ South Carolina	17	24	8.9%
Georgia/ Tennessee	12	13	7.1%
Florida	12	15	9.3%
Alabama	14	21	6.8%

Southeastern Division	55	73	32.1%

Ohio	5	9	3.1%
Michigan	5	6	3.7%
Mid-Atlantic	4	5	3.5%

Northern Division	14	20	10.3%

Houston	11	13	9.8%
Dallas	10	11	9.9%
Oklahoma	7	7	4.7%
Colorado	5	7	3.3%

Central Division	33	38	27.7%

Northern California	25	30	15.7%
Los Angeles	16	20	8.5%
San Diego/ Nevada	7	7	5.7%

Western Division	48	57	29.9%

	150	188	100.0%

During 2003, we acquired 13 dealerships, representing 14 franchises, we disposed of 9 dealerships, representing 14 franchises, and we also terminated 4 franchises. We believe our acquisition pace placed significant demands on our management infrastructure and increased the integration risk associated with a growth-through-acquisition strategy. We expect to reduce our acquisition activity to approximately 10% of annual revenues each year. This represents a substantial reduction from our historical acquisition growth pace. This will allow us to reduce our leverage and maintain liquidity for our dividend and share repurchase activities and also allow our management infrastructure to focus on integrating acquired dealerships and executing our business strategy. For additional discussion regarding our reduced growth pace and the anticipated resulting effect on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Increase Sales of Higher Margin Products and Services. We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance and Insurance: Each sale of a new or used vehicle provides us with an opportunity to earn financing fees, insurance commissions and to sell extended warranty service contracts. We currently offer a wide range of nonrecourse financing, leasing and insurance products to our customers. We believe there are opportunities at acquired dealerships to increase earnings from the sale of finance, insurance and warranty products. We are continuing to emphasize menu-selling techniques and other best practices to increase our sales of extended warranty contracts.

Rate spread is another term for the commission earned by our dealerships for arranging vehicle financing for consumers. The amount of the commission could be zero, a flat fee or an actual spread between the interest rate charged to the consumer and the interest rate provided by the direct financing source (bank, credit union or manufacturers’ captive finance company). In 2003, our average rate spread on finance contracts was a modest 1.02%. In 2003, including credit unions, over 40% of our financings were for no fee or a flat dollar fee to our dealership. In 2002, we established caps on the amount of potential rate spread our dealerships could earn with all finance sources. We believe the rate spread we earn for arranging financing represents value to the consumer because of the following:

•	Lower cost, sub-vented financing is often available only from the manufacturers’ captives and franchised dealers;

•	Lease-financing alternatives are largely available only from manufacturers’ captives or other indirect lenders;

•	Customers with substandard credit frequently do not have direct access to potential sources of sub-prime financing; and

•	Customers with significant “negative equity” in their current vehicle (i.e., the customer’s current vehicle is worth less than the balance of their vehicle loan or lease obligation) frequently are unable to pay off the loan on their current vehicle and finance the purchase or lease of a replacement new or used vehicle without the assistance of a franchised dealer.

Parts, Service & Repair (“Fixed Operations”): Each of our dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships. As a result, franchised dealerships are uniquely qualified to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business by using our access to capital to increase service capacity, emphasizing the sale of extended service contracts, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts will drive further service and parts business in our dealerships as we increase the potential to retain a current parts and service customer beyond the term of the standard manufacturer warranty period.

In addition, we operated collision repair centers at 40 locations at March 1, 2004 and have constructed additional collision repair centers in order to increase capacity. We believe we can improve these operations by capitalizing on the synergies between our franchised dealerships and our collision repair centers. These synergies include access to customer networks, ready access to parts and the ability to share employees.

Certified Pre-Owned Vehicles. Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the particular vehicle. We typically earn higher revenues and gross margins on CPO vehicles compared to non-certified vehicles. We also believe the extended manufacturer warranty increases our potential to retain the pre-owned purchaser as a future parts and service customer. Since CPO warranty work can only be performed at franchised dealerships, we believe the used vehicle business will become more clearly segmented and CPO sales and similar products will become a larger share of used vehicle sales.

Emphasize Expense Control. We continually focus on controlling expenses and expanding margins at the dealerships we acquire and integrate into our organization. We believe the majority of our selling, general and administrative expenses are controllable and that we are able to adjust these expenses as the operating or economic environment impacting our dealerships changes. We manage these costs, such as advertising and non-salaried compensation expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and the majority of other non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. In addition, dealership management compensation is tied to individual dealership profitability. We believe we can further manage these type of costs through best practices, standardization of compensation plans, controlled oversight and accountability and centralized processing systems.

Train, Develop and Motivate Qualified Management. We believe that our well-trained dealership personnel are key to our long-term prospects. We require all of our employees, from service technicians to regional vice presidents, to participate in our in-house training programs each year. Our Sonic Dealer Academy includes modules not only for our dealer operators but also for general sales managers, controllers and Fixed Operations managers. We believe that our comprehensive training of all employees and professional, multi-tiered management structure provides us with a competitive advantage over other dealership groups. This training and organizational structure provides high-level supervision over the dealerships, accurate financial reporting and the ability to maintain effective controls as we expand. In order to motivate management, we employ an incentive-based compensation program for each officer, vice president and dealer operator, a portion of which is provided in the form of Sonic stock options, with additional incentives based on the performance of individual profit centers. We believe that this organizational structure, together with the opportunity for promotion within our large organization and for equity participation, serves as a strong motivation for our employees.

Achieve High Levels of Customer Satisfaction. We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles in a positive, “consumer friendly” buying environment. Several manufacturers offer specific financial incentives on a per vehicle basis if certain Customer Satisfaction Index (“CSI”) levels (which vary by manufacturer) are achieved by a dealer. In addition, all manufacturers consider CSI scores in approving acquisitions. In order to keep management focused on customer satisfaction, we include CSI results as a component of our incentive-based compensation programs. Based on data from our manufacturers, for the year ended December 31, 2003, 73.4% and 61.5% of our dealerships exceeded the national average for customer satisfaction in sales and service, respectively. Our success in this area is also evident by the number of manufacturer awards our dealerships have received. In 2003, a number of our dealerships received Chrysler’s Five Star Certification, Volvo’s President’s Award, Ford’s President’s Award, Lexus’s Elite Award, Toyota’s President’s Award, Honda’s President’s Award and Infiniti’s Reward of Excellence.

Sales and Marketing

Our marketing and advertising activities vary among our dealerships and among our markets. We advertise primarily through television, newspapers, radio and direct mail and regularly conduct special promotions designed to focus vehicle buyers on our product offerings. We also utilize computer technology to aid sales people in prospecting for customers.

Relationships with Manufacturers

Each of our dealerships operates under a separate franchise or dealer agreement that governs the relationship between the dealership and the manufacturer. In general, each dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most manufacturers allocate vehicles on a “turn and earn” basis that rewards high volume. A dealer agreement requires the dealer to meet specified standards regarding showrooms, the facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training and other aspects of the business. The dealer agreement with each dealership also gives the related manufacturer the right to approve the dealership’s general manager and any material change in management or ownership of the dealership. Each manufacturer may terminate a dealer agreement under certain circumstances, such as a change in control of the dealership without manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealer operator, the conviction of the dealership or the dealership’s owner or dealer operator of certain crimes, the failure to adequately operate the dealership or maintain wholesale financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the dealer agreement.

Many automobile manufacturers have developed policies regarding public ownership of dealerships. To the extent that new or amended manufacturer policies restrict the number of dealerships which may be owned by a dealership group, or the transferability of our common stock, such policies could have a material adverse effect on us. We believe that we will be able to renew at expiration all of our existing franchise and dealer agreements. Policies implemented by manufacturers include the following restrictions:

•	The ability to force the sale of their respective franchises upon a change in control of our company or a material change in the composition of our Board of Directors;

•	The ability to force the sale of their respective franchises if an automobile manufacturer or distributor acquires more than 5% of the voting power of our securities; and

•	The ability to force the sale of their respective franchises if an individual or entity acquires more than 20% of the voting power of our securities, and the manufacturer disapproves of such individual’s or entity’s ownership interest.

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

In addition, all of the states in which our dealerships currently do business require manufacturers to show “good cause” for terminating or failing to renew a dealer’s franchise agreement. Further, each of the states provides some method for dealers to challenge manufacturers’ attempts to establish dealerships of the same line-make in their relevant market area.

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

We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships, pricing (including manufacturer rebates and other special offers) and the quality of customer service. Other competitive factors include customer preference for makes of automobiles and manufacturer warranties.

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

Governmental Regulations and Environmental Matters

Numerous federal and state regulations govern our business of marketing, selling, financing and servicing automobiles. Sonic also is subject to laws and regulations relating to business corporations generally.

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

We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition. However, soil and groundwater contamination is known to exist at certain properties used by us. Further, environmental laws and regulations are complex and subject to frequent change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. We cannot assure you that compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional expenditures by us, or that such expenditures will not be material.

Executive Officers of the Registrant

The executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	77	Chairman, Chief Executive Officer and Director
B. Scott Smith	36	Vice Chairman, Chief Strategic Officer and Director
Theodore M. Wright	41	President and Director
Jeffrey C. Rachor	42	Executive Vice President, Chief Operating Officer and Director
E. Lee Wyatt, Jr.	51	Senior Vice President, Treasurer and Chief Financial Officer
Mark J. Iuppenlatz	44	Senior Vice President of Corporate Development

O. Bruton Smith, 77, is our Chairman, Chief Executive Officer and a director and has served as such since our organization in January 1997, and he currently is a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company whose shares are traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Lowe’s Motor Speedway, Las Vegas Motor Speedway, Infineon Raceway and Texas Motor Speedway. He is also an executive officer and a director of each of SMI’s operating subsidiaries.

B. Scott Smith, 36, is our Vice Chairman and Chief Strategic Officer. Prior to his appointment as Vice Chairman and Chief Strategic Officer in October 2002, Mr. Smith was President and Chief Operating Officer from April 1997 until October 2002. Mr. Smith has been a director of our company since our organization in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith, who is the son of O. Bruton Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over seventeen years experience in the automobile dealership industry.

Theodore M. Wright, 41, is our President. He was appointed as President in October 2002 and was our Chief Financial Officer from April 1997 until April 2003. Mr. Wright has been a director of our company since June 1997. He served as our Secretary until February 2000. Mr. Wright also serves as a director and executive officer of many of our subsidiaries. Before joining us, Mr. Wright was a Senior Manager and in charge of the Columbia, South Carolina office of Deloitte & Touche LLP. Before joining the Columbia office, Mr. Wright was a Senior Manager in Deloitte & Touche LLP’s National Office of Accounting Research and SEC Services Departments from 1994 to 1995. Mr. Wright currently serves as a director of Conn’s, Inc., a specialty retailer of home appliances and consumer electronics. Conn’s, Inc. is a public company whose shares are traded on the Nasdaq National Market.

Jeffrey C. Rachor, 42, is our Executive Vice President and Chief Operating Officer. Prior to being appointed as Executive Vice President and Chief Operating Officer in October 2002, Mr. Rachor was our Executive Vice President of Retail Operations. In May 1999, Mr. Rachor was appointed a director of Sonic and promoted to executive officer status. He originally joined us as the Regional Vice President—Mid-South Region upon our 1997 acquisition of dealerships in Chattanooga, Tennessee and was subsequently promoted to Vice President of Retail Operations in September 1998 and again promoted to Executive Vice President – Retail Operations in October 1999. Mr. Rachor has over eighteen years of experience in automobile retailing and was the Chief Operating Officer of the Chattanooga dealerships from 1989 until their acquisition by us in 1997. During this period, Mr. Rachor also served at various times as the general manager of Toyota, Saturn and Chrysler-Plymouth-Jeep-Eagle dealerships.

E. Lee Wyatt, Jr., 51, is our Senior Vice President, Treasurer and Chief Financial Officer. Prior to being hired in April 2003, he served for four years as Vice President of Administration and Chief Financial Officer for Sealy, Inc., a $1.2 billion, privately-owned company that is subject to the Securities and Exchange Commission’s (“SEC”) reporting requirements. Sealy, Inc. is a market leader in the bedding industry with global manufacturing and licensing operations. He served as a member of Sealy, Inc.’s senior management team, and was responsible for all aspects of company finances as well as investor relations, information technology, and purchasing. Prior to Sealy, Inc., Mr. Wyatt was Senior Vice President of Finance and Administration for the wholesale and distribution division of Brown Shoe Company. He also served as an auditor for Deloitte & Touche LLP and brings to us more than 20 years of experience working with public and private companies.

Mark J. Iuppenlatz, 44, is our Senior Vice President of Corporate Development. Prior to being appointed to this position in May 2002, he served as our Vice President of Corporate Development from August 1999. Before joining us, Mr. Iuppenlatz served as the Executive Vice President — Acquisitions and Chief Operating Officer of Mar Mar Realty Trust (“MMRT”), a real estate investment trust specializing in sale/leaseback financing of automotive-related real estate, from September 1998 to August 1999. From 1996 to September 1998, Mr. Iuppenlatz was employed by Brookdale Living Communities, Inc., a company that owns, operates, develops and manages luxury senior housing communities, where he was responsible for the company’s development operations. From 1994 to 1996, he served as Vice President of Schlotzky’s, Inc., a restaurant chain whose shares are traded on the Nasdaq National Market. From 1991 to 1994, Mr. Iuppenlatz served in Spain as the director of marketing and the assistant director of development for Kepro S.A., a real estate development company.

Employees

As of March 1, 2004, we employed approximately 11,300 people. We believe that many dealerships in the retail automobile industry have difficulty in attracting and retaining qualified personnel for a number of reasons, including the historical inability of dealerships to provide employees with an equity interest in the profitability of the dealership. We provide certain executive officers, managers and other employees with stock options and all employees with a stock purchase plan. We believe this type of equity incentive is attractive to our existing and prospective employees.

We believe that our relationships with our employees are good. Approximately 241 of our employees, primarily service technicians in our Northern California markets, are represented by a labor union. Because of our dependence on the manufacturers, however, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturer’s manufacturing facilities.

Company Information

Our website is located at www.sonicautomotive.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as well as proxy statements and other information we file with the SEC are available free of charge on our website. We make these documents available as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Item 2:	Properties.

Our principal executive offices are located at 5401 East Independence Boulevard, Charlotte, North Carolina 28212, and our telephone number is (704) 566-2400. We lease these offices from affiliates of Capital Automotive REIT (“CARS”).

Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors we consider in evaluating an acquisition candidate is its location. We prefer to acquire dealerships located along major thoroughfares, which can be easily visited by prospective customers.

We lease substantially all of the properties utilized by our dealership operations from affiliates of Capital Automotive REIT and other individuals and entities. We believe that our facilities are adequate for our current needs.

Under the terms of our franchise agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate.

Item 3:	Legal Proceedings.

We are involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. Currently, no legal proceedings are pending against or involve us that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Item 4:	Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5:	Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our Class A common stock is currently traded on the NYSE under the symbol “SAH.”

As of March 1, 2004, there were 29,118,258 shares of Sonic’s Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of March 1, 2004, there were 93 record holders of the Class A common stock and three record holders of the Class B common stock. As of March 1, 2004, the closing stock price for the Class A common stock was $24.76.

Our Board of Directors approved a quarterly cash dividend beginning with a dividend of $0.10 per share for shareholders of record on September 15, 2003, or $4.1 million, which was paid October 15, 2003. Our Board of Directors approved a second dividend of $0.10 per share for shareholders of record on December 15, 2003, or $4.1 million, which was paid on January 15, 2004. On February 24, 2004 our Board of Directors approved a dividend of $0.10 per share for shareholders of record on March 15, 2004, which will be paid on April 15, 2004.

The following table sets forth the high and low closing sales prices for Sonic’s Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape.

2003	HIGH	LOW
First Quarter	16.69	13.65
Second Quarter	22.42	14.59
Third Quarter	28.65	21.85
Fourth Quarter	28.64	20.80

2002	HIGH	LOW
First Quarter	32.30	20.94
Second Quarter	38.60	25.50
Third Quarter	25.28	17.11
Fourth Quarter	17.66	14.05

During 2003, all issuances of our equity securities were registered under the Securities Act.

Item 6:	Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired by us. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2003. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(dollars and shares in thousands except per share amounts)
Income Statement Data (1) (2) (4):
Total revenues	$2,644,886	$4,948,835	$5,437,309	$6,457,255	$7,034,215
Income from continuing operations before income taxes	$63,256	$107,357	$132,207	$177,320	$134,045
Income from continuing operations	$38,820	$66,599	$81,111	$109,893	$87,835
Basic income per share from continuing operations	$1.22	$1.57	$2.00	$2.63	$2.15
Diluted income per share from continuing operations	$1.10	$1.52	$1.95	$2.55	$2.07
Consolidated Balance Sheet Data (2):
Total assets	$1,498,983	$1,782,993	$1,810,369	$2,375,308	$2,686,229
Total long-term debt (3)	$425,894	$493,309	$519,963	$645,809	$696,285
Total long-term liabilities (including long-term debt)	$441,465	$517,928	$554,000	$703,183	$792,354
Cash dividends declared per common share	$—	$—	$—	$—	$8,218

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, adopted January 1, 2002, income statement data in prior years reflect the reclassification of the results of operations of all dealerships sold during 2002 and 2003 and held for sale as of December 31, 2003 to discontinued operations.

(2)	Certain prior year amounts have been reclassified to conform with the current year presentation. See Note 1 to the accompanying consolidated financial statements.

(3)	Long-term debt includes the amount payable to our chairman and the current portion. The amount payable to our chairman was repaid in full on October 6, 2003.

(4)	In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, goodwill is no longer amortized. See Note 1 to the accompanying consolidated financial statements.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report on Form 10-K.

Overview

We are one of the largest automotive retailers in the United States. As of March 1, 2004 we operated 189 dealership franchises, representing 37 different brands of cars and light trucks, at 151 locations and 40 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, warranty, paint and collision repair services, and arrangement of extended warranty contracts, financing and insurance for our customers. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not dependent upon near-term sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The automobile industry’s total amount of new vehicles sold decreased by 0.9% to 16.7 million vehicles in 2003 from 16.8 million vehicles in 2002. This was the third consecutive annual decrease in industry sales and the lowest total since 1998. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s total amount of new vehicles sold. However, in 2003 our stores generally outperformed the industry’s 3.2% import unit sales growth and underperformed the industry’s domestic sales contraction of 3.4%. On a regional basis, approximately 53% of our franchises expanded their respective market share in 2003 as compared to 2002 based on manufacturers’ data.

The following table depicts the breakdown of our new vehicle revenues by brand for each of the past three years:

	Percentage of New Vehicle Revenues Year Ended December 31,
	2001	2002	2003
Brand (1)
Honda	15.0%	15.1%	15.2%
Toyota	12.5%	11.3%	12.7%
Cadillac	2.8%	10.7%	11.9%
General Motors (2)	10.1%	13.0%	11.6%
Ford	17.8%	14.6%	11.0%
BMW	12.3%	10.7%	9.9%
Lexus	6.1%	4.9%	4.9%
Volvo	3.8%	3.1%	4.1%
Chrysler (3)	4.5%	3.4%	3.1%
Mercedes	4.0%	3.3%	3.0%
Nissan	4.1%	2.6%	2.6%
Other Luxury (4)	2.3%	3.1%	4.3%
Other (5)	4.7%	4.2%	5.7%

Total	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, adopted January 1, 2002, revenue data in prior years reflect the reclassification of the results of operations of all dealerships sold during 2002 and 2003 or held for sale as of December 31, 2003 to discontinued operations

(2)	Includes Buick, Chevrolet, GMC, Oldsmobile, Saturn and Pontiac

(3)	Includes Chrysler, Dodge and Jeep

(4)	Includes Acura, Audi, Bentley, Hummer, Infiniti, Land Rover, Maybach, Porsche, Rolls Royce and Saab

(5)	Includes Hino, Hyundai, Isuzu, KIA, Lincoln, Mercury, Minicooper, Mitsubishi, Scion, Subaru and Volkswagen

We sell similar products and services that exhibit similar economic characteristics, use similar processes in selling our products and services and sell our products and services to similar classes of customers. As a result of this and the way we manage our business, we have aggregated our operating segments into a single segment for purposes of reporting financial condition and results of operations.

In the ordinary course of business we evaluate our dealership franchises for possible disposition based on various performance criteria. During the year ended December 31, 2003, we disposed of 14 franchises, terminated four franchises, and had approved, but not completed, the disposition of 22 additional franchises. These franchises are generally franchises with unprofitable operations. We believe the sale of these dealerships will allow us to focus our management attention on those remaining stores with the highest potential return on investment.

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

        Finance and Service Contracts – We arrange financing for customers through various financial institutions and receive a commission from the lender either in a flat fee amount or in an amount equal to the difference between the actual interest rates charged to customers and the predetermined base rates set by the financing institution. We also receive commissions from the sale of various insurance contracts and non-recourse third party extended service contracts to customers. Under these contracts, the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract.

In the event a customer terminates a financing, insurance or warranty contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts, and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point increase in the estimated chargeback rates used in determining our estimates of future chargebacks would have increased our estimated reserve for chargebacks at December 31, 2003 by $2.1 million. Our estimate of chargebacks ($13.5 million as of December 31, 2003) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-off. If these factors change, the resulting impact is a change in our estimate for chargebacks.

Goodwill – Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, we allocate the carrying value of goodwill and test it for impairment based on our geographic divisions. The $920.3 million of goodwill on our balance sheet, including approximately $11.2 million classified in assets held for sale, at December 31, 2003 is allocated to the following geographic divisions (dollars in millions):

Northern Division	$106.0
Southeastern Division	$287.4
Central Division	$281.9
Western Division	$245.0

In evaluating goodwill for impairment, we compare the carrying value of the goodwill allocated to each division to the fair value of the underlying dealerships in each division. This represents the first step of the impairment test. If the fair value of a division is less than the carrying value of the goodwill allocated to that division, we are then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the identifiable intangible assets of the respective division as if the calculated fair value was the purchase price of the business combination. This allocation would include assigning value to any previously unrecognized identifiable assets which means the fair value that would be allocated to goodwill is significantly reduced. (See discussion regarding franchise agreements acquired prior to July 1, 2001 in Note 1 to our consolidated financial statements). We then compare the value of the goodwill resulting from this allocation process to the carrying value of the goodwill in the respective division with the difference representing the amount of impairment.

We use several assumptions and various fair value approaches in estimating the fair value of the goodwill in each division. These assumptions and approaches include: an earnings multiple for private dealership valuations (as determined by the historical multiple paid for dealerships we have purchased) applied to actual earnings; an earnings multiple for public consolidators in our peer group applied to actual earnings; and a discounted cash flow utilizing estimated future earnings and our weighted average cost of capital. These approaches are blended, with an emphasis on the private dealership valuation, to arrive at a fair value of goodwill for each division.

At December 31, 2003 (the date of our latest impairment test), the fair value of each of our divisions exceeded the carrying value of the goodwill allocated to them (step one of the impairment test). As a result, we were not required to conduct the second step of the impairment test described above, and we recognized no impairment of the carrying value of our goodwill on our balance sheet at December 31, 2003.

However, if in future periods we determine that the fair value of the goodwill allocated to one or more of our divisions is less than the carrying value of the goodwill allocated to such division(s), we believe that application of the second step of the impairment test would result in a substantial impairment charge to the goodwill allocated to such division(s) because of the inherent nature of the allocation process, and the amount of such impairment charge would very likely be material to our consolidated operating results, financial position and cash flows.

Insurance Reserves – We have various self-insured and high deductible insurance programs which require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. We estimate the ultimate liability under these programs is between $16.9 million and $19.3 million. At December 31, 2003, we had $17.1 million reserved for such programs. We used an experience modification factor in estimating reserves for workers’ compensation claims of 0.68. A change of five basis points in this factor would change the reserve by $418,000. We also used a discount rate of 3.0% to calculate the present value of our estimated workers’ compensation claims. A change of 100 basis points in the discount rate would change the reserve by approximately $225,000. A discount rate of 3.0% is also used to calculate the present value of our general liability claim reserves. A change of 100 basis points in the discount rate would have changed the reserve by approximately $100,000. During the fourth quarter of 2003, we recorded a charge of $2.7 million relating to self-insurance reserves on a general liability insurance program going back to 1999.

Legal Proceedings – We are involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. Currently, no legal proceedings are pending against or involve us that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for asset retirement obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and operation of the asset, whether owned or leased. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if a reasonable estimate of fair value can be made for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on our consolidated operating results, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires the recognition of a liability for certain guarantees issued or modifications to existing guarantees after December 31, 2002 and clarifies disclosure requirements for certain guarantees. The adoption of FIN No. 45 did not have a material effect on our consolidated operating results, financial position or cash flows.

In January 2003, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” In accordance with Issue No. 02-16, which was effective January 1, 2003, payments received from manufacturers for floor plan assistance and certain types of advertising allowances should be recorded as a reduction of the cost of inventory and recognized as a reduction of cost of sales when the inventory is sold. Previous practice was to recognize such payments as a reduction of cost of sales at the time of vehicle purchase. The cumulative effect of the adoption of Issue No. 02-16 resulted in a decrease to income of $5.6 million, net of applicable income taxes of $3.3 million, for 2003. Had the guidance from Issue No. 02-16 been retroactively applied, results of operations and net income per share for the years 2002 and 2001 would not have been materially different from the previously reported results.

In July 2003, the EITF reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue 03-10 requires certain consideration offered directly from manufacturers to consumers to be recorded as a reduction of cost of sales. Issue 03-10 will be effective for fiscal years beginning after December 15, 2003. We are currently evaluating the provisions of Issue 03-10 and have not determined the impact on our consolidated operating results, financial position and cash flows.

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income.

	Percentage of Total Revenues (1) for the Year Ended December 31,
	2001	2002	2003
Revenues:
New vehicles	60.4%	60.4%	61.8%
Used vehicles	17.8%	16.9%	15.9%
Wholesale vehicles	6.3%	6.7%	6.1%
Parts, service and collision repair	12.5%	13.1%	13.4%
Finance and insurance and other	3.0%	2.9%	2.8%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	84.4%	84.4%	84.7%

Gross profit	15.6%	15.6%	15.3%
Selling, general and administrative expenses	11.6%	11.9%	12.2%
Depreciation	0.1%	0.1%	0.2%
Goodwill amortization	0.3%	0.0%	0.0%

Operating income	3.6%	3.6%	2.9%
Interest expense, floor plan	0.6%	0.3%	0.3%
Interest expense, other	0.6%	0.6%	0.5%
Other expense, net	0.0%	0.0%	0.2%

Income from continuing operations before income taxes	2.4%	2.7%	1.9%
Income tax expense	0.9%	1.0%	0.7%

Net income from continuing operations	1.5%	1.7%	1.2%

(1)	In accordance with the provisions of SFAS No. 144, revenue data in prior years reflect the reclassification of the results of operations of all dealerships sold during 2002 and 2003 or held for sale as of December 31, 2003 to discontinued operations

During the year ended December 31, 2003, we disposed of 14 franchises, terminated four franchises, and had approved, but not completed, the disposition of 22 additional franchises. The results of operations of these dealerships, including gains or losses on disposition, have been included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented. In addition to these dispositions, during the years ended December 31, 2002 and 2001, we disposed of 16 and 15 franchises, respectively. However, because the provisions of SFAS No. 144 do not permit retroactive application to dispositions occurring before January 1, 2002, the results of operations of the dealerships sold prior to January 1, 2002 have been included in income from continuing operations in the accompanying Consolidated Statements of Income. As a result, a comparison of the results of operations based on the information presented in the accompanying Consolidated Statements of Income is not meaningful since the information presented for 2001 includes results of operations for dealerships disposed in that year that were not in existence in subsequent years. Therefore, in order to provide a more meaningful comparison, the tables included within the discussion below disaggregate the impact of the dealerships disposed in 2001 in order to arrive at a comparison of only the results of operations of “ongoing” operations.

Annual “same store” results of operations represent the aggregate of the same store results for each quarter. Same store results for each quarter include dealerships that were owned and operated for the entire quarter in both periods.

New Vehicles

New vehicle revenues include both the sale and lease of new vehicles, as well as the sale of fleet vehicles. New vehicle revenues are highly dependent on manufacturer incentives, which vary from cash-back incentives to low interest rate financing. New vehicle revenues are also dependent on manufacturers for adequate vehicle allocations to meet customer demands.

        The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse mix of domestic and import branded dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. For the year ended December 31, 2003, 71.3% of our total new vehicle revenue was generated by import/luxury dealerships compared to 66.2% for 2002. We expect this trend toward more import/luxury dealerships to continue in the near future.

We believe demographic and other trends favor luxury and near-luxury brands and expect our acquisition activity in the near future to concentrate primarily, but not completely, on these brands. During the first quarter of 2004, we completed the acquisition of one Toyota and one Lexus dealership. During the second quarter of 2004, we expect to close on the acquisition of a group of primarily import/luxury dealerships in the Houston market. After completion of these acquisitions, the percentage of new vehicle revenues from import/luxury is expected to be approximately 72.6%.

We expect that industry-wide new vehicle sales will continue their overall long-term trend of growing modestly faster than population growth after considering the impact of normal business cycles. We also believe the trend toward ownership of more vehicles per household will continue.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2002	12/31/2003			12/31/2001	12/31/2002
Total New Vehicle Units
Same Store	136,860	137,208	348	0.3%	116,593	111,586	(5,007)	(4.3%)
Acquisitions and Other	2,194	13,710	11,516	524.9%	4,778	27,468	22,690	474.9%

Total Ongoing Dealerships	139,054	150,918	11,864	8.5%	121,371	139,054	17,683	14.6%
Disposed prior to 2002	—	—			1,902	—

Total As Reported	139,054	150,918	11,864	8.5%	123,273	139,054	15,781	12.8%

Total New Vehicle Revenues (in thousands)
Same Store	$3,842,388	$3,940,590	$98,202	2.6%	$3,125,947	$3,073,234	$(52,713)	(1.7%)
Acquisitions and Other	66,066	405,125	339,059	513.2%	117,542	835,220	717,678	610.6%

Total Ongoing Dealerships	3,908,454	4,345,715	437,261	11.2%	3,243,489	3,908,454	664,965	20.5%
Disposed prior to 2002	—	—			43,680	—

Total As Reported	$3,908,454	$4,345,715	$437,261	11.2%	$3,287,169	$3,908,454	$621,285	18.9%

Total New Vehicle Unit Price
Same Store	$28,075	$28,720	$645	2.3%	$26,811	$27,541	$730	2.7%
Total Ongoing Dealerships	$28,107	$28,795	$688	2.4%	$26,724	$28,107	$1,383	5.2%

During 2003, total same store new vehicle unit sales remained relatively flat because of offsetting increases in our import dealerships and decreases in our domestic dealerships. Our import dealerships experienced increases of 6,230 units, or 8.1%, as compared to 2002. This is compared to an industry increase in unit sales at import dealerships generally of 3.2%. Our Toyota, Honda, and Volvo dealerships experienced growth of 1,645 units, or 9.2%, 1,642 units, or 5.9%, and 898 units, or 24.5%, respectively, during 2003. These increases can be primarily attributed to the introduction of new models and new body styles for existing models. On a geographic basis, our strongest performing regions were San Diego/Nevada (up 16.1%), North Carolina/South Carolina (up 10.4%) and Northern California (up 7.0%), all of which have a high concentration of import and/or luxury brands. Our domestic dealerships experienced unit sales declines of 5,882 units, or 9.9%, during 2003. This is compared to an industry decrease in unit sales at domestic dealerships of 3.4%. Our Ford dealerships were responsible for 65.4% of the domestic decline due primarily to Ford’s continued loss of market share to import brands. Also, the Central Division (which consists of the Dallas, Houston, Oklahoma and Colorado regions) experienced decreases of 3,522 units, or 8.3%, as compared to 2002, because of a concentration of domestic dealerships and local economic factors such as unusually high unemployment rates compared to the national average. Our GM, excluding Cadillac, and Chrysler dealerships were responsible for the remainder of our domestic decline, experiencing decreases of 1,058 units, or 5.9%, and 950 units, or 14.0%, respectively.

All of our dealerships except BMW and Toyota stores experienced sales price per unit increases during 2003. Our Honda, Cadillac, Volvo and Lexus dealerships experienced the most significant price increases due to an increase in truck and sport-utility vehicle sales. However, the average price per unit at our BMW dealerships decreased because of increased competition in the luxury sport-utility vehicle market. The average price per unit at our Toyota dealerships remained relatively flat.

        The decline in our same store unit sales during the year ended December 31, 2002 was consistent with an industry-wide decline in new vehicle sales. This decline was particularly evident in domestic brands, which are generally more sensitive to economic conditions than import and luxury brands. Sales at our domestic, non-luxury dealerships declined approximately 7.0% for the year ended December 31, 2002 and accounted for approximately 62.3% of the total decline in same store unit sales. Regional performance was negatively affected by weaker economic conditions in our Northern California and Dallas regions. Same store unit sales in those regions declined by 2,752 units, or 10.7%, and 2,445 units, or 17.2%, respectively, as compared to 2001. These decreases were partially offset by increases in unit sales in regions with a predominance of import and luxury dealerships, primarily San Diego/Nevada, where units sales increased 1,048 units, or 15.2%, and Georgia/Tennessee, where units sales increased 465 units, or 8.7%, compared to 2001.

Used Vehicles

Used vehicle revenues are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. In addition, various manufacturers provide franchised dealers the opportunity to “certify” pre-owned vehicles (“CPO vehicles”) based on criteria established by the manufacturer. This certification process extends the standard manufacturer warranty. We believe the extended manufacturer warranty increases our potential to retain the pre-owned purchaser as a future parts and service customer. We believe the used vehicle business will become more clearly segmented and CPO vehicles and similar products will become a larger share of dealership used vehicle sales. Our unit sales of CPO vehicles increased to 18,607 units in 2003 from 12,355 units in 2002, a 50.6% increase.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2002	12/31/2003			12/31/2001	12/31/2002
Total Used Vehicle Units
Same Store	67,584	64,190	(3,394)	(5.0%)	61,564	53,018	(8,546)	(13.9%)
Acquisitions and Other	1,125	6,999	5,874	522.1%	2,718	15,691	12,973	477.3%

Total Ongoing Dealerships	68,709	71,189	2,480	3.6%	64,282	68,709	4,427	6.9%
Disposed prior to 2002	—	—			1,366	—

Total As Reported	68,709	71,189	2,480	3.6%	65,648	68,709	3,061	4.7%

Total Used Vehicle Revenues (in thousands)
Same Store	$1,072,613	$1,008,892	$(63,721)	(5.9%)	$910,969	$819,286	$(91,683)	(10.1%)
Acquisitions and Other	16,635	110,913	94,278	566.7%	35,961	269,962	234,001	650.7%

Total Ongoing Dealerships	1,089,248	1,119,805	30,557	2.8%	946,930	1,089,248	142,318	15.0%
Disposed prior to 2002	—	—			18,679	—

Total As Reported	$1,089,248	$1,119,805	$30,557	2.8%	$965,609	$1,089,248	$123,639	12.8%

Total Used Vehicle Unit Price
Same Store	$15,871	$15,717	$(154)	(1.0%)	$14,797	$15,453	$656	4.4%
Total Ongoing Dealerships	$15,853	$15,730	$(123)	(0.8%)	$14,731	$15,853	$1,122	7.6%

During 2003, the used vehicle market faced challenging conditions arising from the continuation of significant manufacturer incentives on new vehicles and a lack of sub-prime credit availability. The Central Division was most adversely affected by these factors due to a greater dependence on used vehicle sales than our other divisions. This division accounted for 88.9% of our total same store used unit decline in 2003. The available credit in the sub-prime category has declined due to certain national lenders reducing their exposure in this area and other lenders increasing their credit standards. We have begun to reduce the effect of the sub-prime credit market’s tightening by utilizing regional finance sources to replace the national lenders and by increasing the number of units that we finance through our wholly-owned sub-prime lending company, Cornerstone Acceptance. The declines in used unit sales generated in the Central Division were partially offset by increases in unit sales volume in the San Diego/Nevada (up 5.1%) and Ohio (up 4.5%) regions.

During 2002, used vehicle unit sales were negatively affected by the manufacturer incentives and credit availability issues discussed above. Same store unit sales in Oklahoma declined 1,533 units, or 23.7%. Also, unit sales in our Southeast Division declined 3,522 units, or 15.0%. These regions accounted for 59.2% of the total decline in same store unit sales for 2002.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies which are designed to optimize our total used vehicle inventory.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2002	12/31/2003			12/31/2001	12/31/2002
Total Wholesale Vehicle Units
Same Store	55,640	50,788	(4,852)	(8.7%)	47,875	43,938	(3,937)	(8.2%)
Acquisitions and Other	2,376	7,069	4,693	197.5%	2,695	14,078	11,383	422.4%

Total Ongoing Dealerships	58,016	57,857	(159)	(0.3%)	50,570	58,016	7,446	14.7%
Disposed prior to 2002	—	—			1,663	—

Total As Reported	58,016	57,857	(159)	(0.3%)	52,233	58,016	5,783	11.1%

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$400,813	$364,797	$(36,016)	(9.0%)	$305,910	$302,576	$(3,334)	(1.1%)
Acquisitions and Other	28,765	62,666	33,901	117.9%	27,992	127,002	99,010	353.7%

Total Ongoing Dealerships	429,578	427,463	(2,115)	(0.5%)	333,902	429,578	95,676	28.7%
Disposed prior to 2002	—	—			9,251	—

Total As Reported	$429,578	$427,463	$(2,115)	(0.5%)	$343,153	$429,578	$86,425	25.2%

Total Wholesale Unit Price
Same Store	$7,204	$7,183	$(21)	(0.3%)	$6,390	$6,886	$496	7.8%
Total Ongoing Dealerships	$7,404	$7,388	$(16)	(0.2%)	$6,603	$7,404	$801	12.1%

During 2003, the decrease in same store wholesale vehicle revenues was due to a decrease in retail units sold in our domestic dealerships. Our domestic dealerships’ total new and used retail units decreased 9,121 units, or 9.7%, thus there were fewer cars available for trade-in. Therefore, there were fewer cars that required wholesaling. Conversely, our import dealerships’ wholesale unit sales remained flat, while import dealerships’ retail unit sales increased. This was the result of more effective sales practices as compared to our domestic dealerships.

During 2002, the decrease in same store wholesale vehicle revenues was due to a decrease in units sold, offset by an increase in average price per unit, primarily resulting from wholesaling higher end models in order to liquidate aged units and maintain appropriate inventory levels.

Parts, Service and Collision Repair

Parts and service revenue consists of customer requested repairs (“customer pay”), warranty repairs, retail parts, wholesale parts and collision repairs. Same store revenue from these items was as follows:

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2002	12/31/2003			12/31/2001	12/31/2002
Service	$317,819	$333,931	$16,112	5%	$246,043	$254,234	$8,191	3%
Parts	467,137	473,473	6,336	1%	367,003	370,720	3,717	1%
Collision repair	48,590	49,319	729	2%	35,444	30,408	(5,036)	-14%

	$833,546	$856,723	$23,177	3%	$648,490	$655,362	$6,872	1%

Service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, customer satisfaction levels, vehicle quality and manufacturer warranty programs. During 2003, 19.5% of our service and parts revenue was generated by warranty repairs and 31.0% by customer pay repairs compared to 19.7% by warranty repairs and 32.7% by customer pay repairs in 2002.

We believe that, over time, vehicle quality will improve but that vehicle complexity will offset any revenue lost from improvement in vehicle quality. We also believe we have the ability, through our access to capital, to continue to add service capacity and increase revenues. In addition, manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, combined with the extended manufacturer warranties on CPO vehicles (see the discussion in “Business – Business Strategy – Certified Pre-Owned Vehicles” above), should allow continued growth in our service and parts business.

Parts revenue is driven by the mix of warranty repairs versus customer pay repairs as prices for warranty parts are established by the manufacturer. We believe that long-term trends in retail parts sales will be affected by the same trends as discussed above for service (additional capacity, customer satisfaction, etc.).

One of the key metrics we use to analyze the profitability of our fixed operations business is fixed absorption. This metric represents the percentage of a dealership’s fixed costs which are covered by the operating profit of the service, parts, and collision repair departments. Our fixed absorption rate was 81.0% in 2003 compared to 80.7% in 2002. We believe that we substantially exceed the industry’s average fixed absorption rate.

As of December 31, 2003, we operated 40 collision repair centers. Collision revenues are heavily impacted by trends in the automotive insurance industry. Over the last few years collision repair revenues have either declined or remained flat because customers are choosing higher deductible policies, thus choosing not to make minor repairs that were previously covered by lower deductible policies. Also, insurance companies generally are declaring more vehicles “totaled” in recent years, thus the vehicles do not need to be repaired.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2002	12/31/2003			12/31/2001	12/31/2002
Total Parts, Service and Collision Repair (in thousands)
Same Store	$833,546	$856,723	$23,177	2.8%	$648,490	$655,362	$6,872	1.1%
Acquisitions and Other	11,135	89,300	78,165	702.0%	17,917	189,319	171,402	956.6%

Total Ongoing Dealerships	844,681	946,023	101,342	12.0%	666,407	844,681	178,274	26.8%
Disposed prior to 2002	—	—			11,737	—

Total As Reported	$844,681	$946,023	$101,342	12.0%	$678,144	$844,681	$166,537	24.6%

Same store parts, service, and collision repair revenues increased during 2003, primarily from the strong performance of our import dealerships. Our Honda and BMW dealerships experienced increases in parts and service revenues of $7.7 million, or 6.8% and $6.9 million, or 7.2%, respectively, compared to 2002. Increases in our import dealerships were primarily attributable to warranty work as import manufacturers continue to extend warranty periods and include regular maintenance items as part of their new vehicle manufacturer warranty. Warranty sales at our import dealerships increased $9.8 million, or 11.1%. These import increases were partially offset by decreases in our domestic dealerships, which declined $8.5 million, or 2.4%, compared to 2002. Domestic dealerships’ parts and service revenues were largely impacted by our Ford stores which experienced declines of $11.1 million, or 12.0%, compared to 2002. The declines in our Ford dealerships were primarily caused by a decrease in wholesale parts sales of $7.8 million, or 29.5%, because of Ford Motor Company’s decision to open a parts depot in the Houston area in the second half of 2002 near a Sonic wholesale parts operation. Also, warranty sales at our Ford stores experienced declines of $4.1 million, or 23.5%, as compared to 2002. Same store collision revenues increased slightly due to greater capacity and the relocation of an existing collision center to a new stand-alone location.

During 2002, same store parts, service, and collision revenues increased as a result of increased warranty sales at our BMW and Honda dealerships. In addition, we continued implementation of our best practices and investments in real estate and construction projects on collision facilities, which allowed us to increase our overall service and parts capacity. These increases were partially offset by significant declines in our Ford stores of $10.1 million, or 10.2%, resulting from unusually high parts and service sales generated in 2001 by the Firestone tire recall and other recalls. In addition, collision revenues were adversely affected by rising insurance premiums that have caused consumers to obtain higher deductible policies. Lower collision revenues in 2002 were a result of customers choosing not to perform minor repair work that historically would have been covered by lower deductible policies, as well as a change in insurance company trends whereby vehicles are being declared totaled rather than repaired at a greater percentage than in prior years.

Finance, Insurance and Other

Finance and insurance revenues include commissions for arranging vehicle financing and insurance and also sales of third-party extended warranties for vehicles. In connection with vehicle financing, warranty and insurance contracts, we receive a commission from the provider for originating the contract.

Finance and insurance revenues are driven by the level of new and used vehicle sales, manufacturer financing or leasing incentives and our finance and insurance penetration rate. The penetration rate represents the percentage of vehicle sales on which we are able to originate financing or sell warranty or insurance contracts. Our finance penetration rate increased from to 70.3% in 2003 from 68.2%in 2002. Our service contract penetration rate decreased to 34.6% in 2003 from 35.7% in 2002. We expect our finance and insurance penetration rate to increase over time as we continue to emphasize the sale of extended warranty contracts and other products.

        In addition, our penetration rate on guaranteed asset protection (“GAP”) insurance products increased to 18.8% in 2003 from 12.1% in 2002. This is an insurance policy which reimburses the owner of a vehicle for the deficiency between insurance proceeds and the principal owed on the vehicle financing in the event the vehicle is totaled. We expect sales of GAP insurance to continue to increase to the extent the equity in customer trade-in vehicles continues to decline.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2002	12/31/2003			12/31/2001	12/31/2002
Total Finance & Insurance Revenue (in thousands)
Same Store	$178,690	$175,177	$(3,513)	(2.0%)	$150,844	$142,305	$(8,539)	(5.7%)
Acquisitions and Other	6,604	20,032	13,428	203.3%	10,737	42,989	32,252	300.4%

Total Ongoing Dealerships	185,294	195,209	9,915	5.4%	161,581	185,294	23,713	14.7%
Disposed prior to 2002	—	—			1,653	—

Total As Reported	$185,294	$195,209	$9,915	5.4%	$163,234	$185,294	$22,060	13.5%

Total F&I per Unit
Same Store	$874	$870	$(4)	(0.5%)	$847	$865	$18	2.1%
Total Ongoing Dealerships	$892	$879	$(13)	(1.5%)	$870	$892	$22	2.5%

Same store finance and insurance revenues decreased during 2003 primarily due to lower used vehicle unit sales. Domestic dealerships, concentrated in our Central Division, represented the majority of the decline due to their dependence on used vehicle sales. Finance and insurance revenues in the Central Division declined $5.2 million, or 9.7% in 2003. Within the Central Division, Dallas and Oklahoma experienced declines of $2.2 million, or 11.4%, and $2.1 million, or 19.4%, respectively, compared to 2002. These declines were partially offset by increases in our regions that are dominated by import and luxury brands. Our San Diego/Nevada and North Carolina/South Carolina regions experienced finance and insurance revenue increases during 2003 of $2.5 million, or 21.0%, and $1.0 million, or 8.3%, respectively. Additionally, our Volvo stores experienced significant revenue increases of $1.3 million, or 28.5%, compared to 2002.

Same store finance and insurance revenues decreased during 2002 primarily due to lower retail vehicle unit sales. Unit sales were negatively impacted by the decline in retail vehicle unit sales in our Northern California, Dallas, Ohio, and North Carolina/South Carolina regions. Finance and insurance revenues in these markets declined $2.5 million, or 7.6%, $2.2 million, or 12.5%, $1.9 million, or 18.7%, and $1.8 million, or 14.2%, respectively, compared to 2001. These declines were offset by strong performance in our San Diego/Nevada region, driven by a higher import and luxury brand mix, where revenues increased $2.0 million, or 20.4% compared to 2001.

Gross Profit and Gross Margins

Our overall gross profit and gross profit as a percentage of revenues (“gross margin”) generally vary depending on changes in our revenue mix. Although sales of new vehicles comprise the majority of our total revenues, new vehicles generally carry the lowest margin of any product or service we offer. Due to the high volume of new vehicle sales, a change in our revenue mix does have a significant impact on our overall gross margin percentage. Retail sales of used vehicles generally carry a slightly higher gross margin than new vehicles. Parts, service, and collision repair carry the next highest margin.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2002	12/31/2003			12/31/2001	12/31/2002
Total Gross Profit (in thousands)
Same Store	$988,443	$969,062	$(19,381)	(2.0%)	$803,334	$787,226	$(16,108)	(2.0%)
Acquisitions and Other	21,092	104,629	83,537	396.1%	33,163	222,309	189,146	570.4%

Total Ongoing Dealerships	1,009,535	1,073,691	64,156	6.4%	836,497	1,009,535	173,038	20.7%
Disposed prior to 2002	—	—			10,504	—

Total As Reported	$1,009,535	$1,073,691	$64,156	6.4%	$847,001	$1,009,535	$162,534	19.2%

The overall gross margin on our various revenue lines on a same store basis were as follows:

	For the Year Ended			For the Year Ended
	12/31/2002	12/31/2003	Basis Point Change	12/31/2001	12/31/2002	Basis Point Change
New vehicles	7.8	7.1	(70)	8.2	8.0	(20)
Used vehicles - retail	11.3	10.9	(40)	11.4	11.3	(10)
Wholesale vehicles	(2.3)	(2.2)	10	(2.4)	(1.8)	60
Parts, service and collision repair	47.5	48.1	60	46.0	47.6	160
Finance & insurance	100.0	100.0	—	100.0	100.0	—
Overall gross margin	15.6	15.3	(30)	15.6	15.8	20

The overall same store gross margin percentage declined to 15.3% in 2003 from 15.6% in 2002, primarily due to continued pressure on new and used retail vehicle margins. Our overall gross margin also declined due to the fact that a higher percentage of our total revenues are being generated by new vehicle sales which have the lowest gross margin of all our business lines. On a same store basis, new vehicle revenue grew to 62.1% of our total revenue in 2003 from 60.7% in 2002. We expect this trend to continue as new vehicle selling prices continue to increase. This was offset somewhat by the fact that the percentage of revenue contributed by parts, service, and collision repair increased to 13.5% in 2003 from 13.2% in 2002 due to the fact that some manufacturers have extended warranty periods on certain models and the increasing trend of certain manufacturers to include regular maintenance items in their new vehicle standard warranty. The percentage of revenue contributed by finance and insurance revenues remained flat at 2.8%. New vehicle gross margins decreased to 7.1% in 2003 from 7.8% in 2002, due to an effort on our part to increase market share and maintain appropriate inventory levels. We believe an emphasis on increasing our market share is advantageous for certain brands because it helps maintain a positive relationship with the manufacturer as we meet their unit volume expectations and provides the potential for future higher-margin parts and service business as those new vehicle purchasers have the opportunity to return to our dealerships for repair and maintenance work. We evaluate our market share strategy based on both brand and the local market in which the dealership operates. Used vehicle margin percentage decreased to 10.9% in 2003 from 11.3% in 2002, because of a tightening of inventory management policies, new vehicle incentives and a shortage of quality trade-ins and lease turn-ins. These retail vehicle decreases were slightly offset by a favorable decrease in the wholesale loss percentage to 2.2% in 2003 from 2.3% in 2002. Declining vehicle margins were partially offset by an increase in the parts, service, and collision margin percentage to 48.1% in 2003 from 47.5% in 2002.

During 2002, the same store gross margin percentage increased to 15.8% in 2002 from 15.6% in 2001. We experienced an increase over 2001 in the percentage of revenues contributed by parts, service and collision repair services to 13.1% from 12.6%. In addition, the gross profit percentage earned on our parts, service, and collision repair services increased to 47.6% in 2002 from 46.0% in 2001. This was offset by an increase in the percentage of revenue contributed by new vehicle sales to 61.6% in 2002 from 60.8% in 2001. Also the new vehicle gross margin percentage declined to 8.0% in 2002 from 8.2% in 2001.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of four major groups: compensation expenses, advertising expense, operating rent and rent related expense, and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission (which typically varies depending on gross profits realized) and support personnel who are paid a salary plus bonus/commission. Due to the salary component of dealership personnel’s compensation, gross profits and compensation expense are not 100% correlated. Advertising expense and other expense vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent and rent related expense typically vary with the number of dealerships and franchises owned, investments made for facility improvements and interest rates. Although not completely correlated, we believe the best way to measure SG&A expenses is as a percentage of gross profit.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2002	12/31/2003			12/31/2001	12/31/2002
Total SG&A (in thousands)
Same Store	$730,321	$741,572	$11,251	1.5%	$567,667	$578,346	$10,679	1.9%
Acquisitions and Other	38,535	113,789	75,254	195.3%	48,691	190,510	141,819	291.3%

Total Ongoing Dealerships	768,856	855,361	86,505	11.3%	616,358	768,856	152,498	24.7%
Disposed prior to 2002	—	—			13,892	—

Total As Reported	$768,856	$855,361	$86,505	11.3%	$630,250	$768,856	$138,606	22.0%

Total SG&A expenses as a percentage of gross profit increased to 79.7% in 2003 from 76.2% in 2002. These increases were driven primarily by sales compensation expense, advertising expense and rent and rent related expense.

In 2003 and 2002, compensation expense comprised 59.8% and 61.7%, respectively, of total SG&A expense and 47.6% and 47.0%, respectively, of gross profits. Compensation expense in 2003 has risen as a percentage of gross profits due to declines in gross margin rates at our domestic dealerships in 2003 as well as increases in sales compensation spending levels. We estimate that of the overall increase of $37.4 million in sales compensation expense in 2003, $30.1 million was due to the change in gross profit volume and $7.3 million was due to an increase in absolute spending levels. Some of the increase in sales compensation expense was offset by reductions in support personnel compensation, which was reduced to $16.8 million in 2003 from $24.4 million in 2002. During 2004, we are implementing standard compensation plans in order to consistently manage sales compensation expense. We believe this will more clearly correlate sales compensation expense with gross profit and make this expense item more of a variable cost.

Advertising expense in 2003 and 2002 comprised 8.1% and 7.7%, respectively, of total SG&A expenses. In 2003, advertising expense increased $10.1 million compared to 2002. Of this increase, we estimate that $3.8 million was due to the change in gross profit volume and $6.3 million was due to an increase in absolute spending levels. Beginning in 2004, we have centralized the advertising budgeting process which we believe will reduce advertising spending in the future.

Rent and rent related expense in 2003 and 2002 comprised 12.8% and 11.9%, respectively, of total SG&A. Rent and rent related expense increased $17.6 million in 2003 compared to 2002. Of this increase, $2.8 million was related to facilities owned in the prior year where we completed facility improvement projects and $8.4 million of the increase was due to dealership acquisitions.

Our 2002 total SG&A expenses from ongoing dealerships as a percentage of gross profit of 76.2% increased from a 2001 level of 73.7% primarily due to increased compensation costs, advertising spending and other expenses. Increases in compensation costs were realized due to above average costs related to the addition of the Massey dealerships acquired in March 2002 and additional incentives designed to increase sales volume and achieve optimal inventory levels. Advertising expense as a percentage of gross profits from ongoing dealerships increased to 5.9% in 2002 from 5.4% in 2001 due to additional spending in the first half of 2002 in order to stimulate consumer traffic. Other expenses increased as a percentage of gross profits from ongoing dealerships to 14.2% in 2002 from 13.8% in 2001. These expenses increased primarily due to investments in regional and divisional management personnel in advance of 2002 acquisitions in order to support growth and integration plans.

Depreciation and Goodwill Amortization

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2002	12/31/2003			12/31/2001	12/31/2002
Total Depreciation (in thousands)
Same Store	$6,599	$9,200	$2,601	39.4%	$5,400	$5,409	$9	0.2%
Acquisitions and Other	1,214	2,412	1,198	98.7%	811	2,404	1,593	196.4%

Total Ongoing Dealerships	7,813	11,612	3,799	48.6%	6,211	7,813	1,602	25.8%
Disposed prior to 2002	—	—			181	—

Total As Reported	$7,813	$11,612	$3,799	48.6%	$6,392	$7,813	$1,421	22.2%

The balance of gross property and equipment related to continuing operations, excluding land and construction in progress, increased $42.0 million, or 43.4%, in 2003. Of this increase, $32.1 million were related to leasehold improvements. As a percentage of total revenues, depreciation expense was 0.2% in 2003 and 0.1% in 2002.

The balance of gross property and equipment related to continuing operations, excluding land and construction in progress, increased $19.1 million, or 24.6%, in 2002 compared to 2001. Of this increase, $12.0 million were related to leasehold improvements. As a percentage of total revenues, depreciation expense was 0.1% in both 2002 and 2001.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” beginning January 1, 2002, we no longer amortize goodwill. Accordingly, no amortization expense related to goodwill was recorded during 2002 or 2003. Goodwill amortization expense from ongoing dealerships was $15.8 million in 2001.

Interest Expense, Floor Plan

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2002	12/31/2003			12/31/2001	12/31/2002
Interest Expense, floor plan (in thousands)
Total Ongoing Dealerships	$20,999	$21,037	$38	0.2%	$28,111	$20,999	$(7,112)	(25.3%)
Disposed prior to 2002	—	—			701	—

Total As Reported	$20,999	$21,037	$38	0.2%	$28,812	$20,999	$(7,813)	(27.1%)

The average floor plan interest rate incurred by ongoing dealerships was 2.77% for the year ended December 31, 2003, compared to 3.45% for the year ended December 31, 2002, which reduced interest expense by approximately $4.2 million. This decrease was offset by an increase in floor plan balances. The average floor plan balance increased to $760.5 million during 2003 from $608.7 million during 2002, resulting in an increase in expense of approximately $4.2 million. Approximately $30.6 million of the increase in the average floor plan balance was due to additional dealerships we acquired in 2003.

The average floor plan interest rate incurred by continuing dealerships was 3.45% for the year ended December 31, 2002, compared to 5.76% for the year ended December 31, 2001, which reduced interest expense by approximately $11.6 million. This decrease was partially offset by an increase in floor plan balances during 2002. The average floor plan balance increased to $608.7 million during 2002 from $500.1 million during 2001, resulting in an increase in expense of approximately $3.7 million.

Our floor plan expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. During the year ended December 31, 2003, the amounts we recognized from floor plan assistance exceeded our floor plan interest expense by approximately $17.2 million. In the year ended December 31, 2002 floor plan assistance exceeded floor plan expense by approximately $15.0 million. Conversely, in the year ended December 31, 2001, floor plan interest expense exceeded amounts recognized for floor plan assistance by approximately $1.7 million.

Interest Expense, Other

On August 12, 2003, we refinanced our $182.4 million 11% senior subordinated notes due 2008 with $200 million of 8.625% senior subordinated notes due 2013. The redemption of the 11% notes was completed on September 10, 2003. During this call period from August 12 to September 10 we incurred additional interest expense due to having both the old notes and new notes outstanding at the same time. In November 2003 we completed a $75.0 million add-on offering of the 8.625% senior subordinated notes due 2013. These and other changes in other interest expense in 2003 compared to 2002 are summarized in the schedule below:

Increase/(decrease) in interest expense (in millions)
Interest rates –
• Decrease in the weighted average interest rate on the Revolving Facility from 4.57% to 4.02%	$(1.5)
• Refinancing $182.4 million of our 11% Senior Subordinated Notes with $200 million of 8.625% Senior Subordinated Notes	(0.4)
Debt balances –
• Lower average balance of the Revolving Facility	(0.5)
• Repurchase of the 11% Senior Subordinated Notes	(9.5)
• 5.25% Convertible Notes outstanding for all of 2003 vs. seven months in 2002	2.9
• Issuance of an additional $75 million of 8.625% Senior Subordinated Notes	7.7
• Double carry of the 11% Senior Notes and the 8.625% Senior Subordinated Notes during the 30-day call period	1.2
Other factors –
• Additional capitalized interest in 2003	(0.5)
• Interest expense related to the floating 4.5% fixed swap outstanding for all of 2003 vs. seven months in 2003	2.3
• Interest expense related to the five fixed to floating interest rate swaps	(1.0)
• Increase in interest income	(0.8)

$(0.1)

In order to reduce our exposure to market risks from fluctuations in interest rates, we have two separate interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Fixed Swaps each have a notional principal amount of $100.0 million and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the first swap agreement, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 3.88%. Under the terms of the second swap agreement, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $5.0 million in 2003 and has been included in other interest expense in the accompanying consolidated statements of income. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive loss, net of related income taxes, in the accompanying statement of stockholders’ equity.

In 2003, we entered into four separate interest rate swaps each at $25.0 million and a fifth interest rate swap for $50.0 million ($150.0 million total) (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the six month LIBOR plus a spread ranging from 3.500% to 3.840% with a weighted average spread of 3.64%. The Variable Swaps expire on August 15, 2013 and have been designated and qualify as fair value hedges. As a result, changes in the fair value of the Variable Swaps of $0.2 million have been recorded against the associated fixed rate long-term debt with an offsetting $0.4 million recorded as a derivative liability within other long-term liabilities, and $0.2 million recorded in other assets.

During 2002, other interest expense from continuing operations increased $4.2 million, or 12.4%, compared to 2001. Of the total increase, approximately $12.8 million was attributable to the issuance of an additional $75 million in 11% senior subordinated notes in November 2001 and $149.5 million in 5.25% convertible senior subordinated notes in May 2002. The effect of the Fixed Swaps was an increase in interest expense of $3.6 million in 2002. These increases were partially offset by a reduction in interest expense related to the Revolving Facility of $9.2 million, mostly caused by a decrease in the average interest rate. Other interest expense also decreased $1.6 million in 2002 and interest capitalized on construction projects increased $1.1 million.

Other Income / Expense

        Other income / expense increased approximately $17.2 million to $13.8 million in 2003 compared to 2002 primarily due to debt repurchases. We experienced gains of $3.1 million in 2002 related to repurchases of a portion of our 5.25% convertible senior subordinated notes and 11% senior subordinated notes, and debt retirement losses of $13.9 million in 2003 related to the call premium paid and write-offs of discounts and deferred loan costs in connection with the repayment in full of our 11% senior subordinated notes.

Provision for Income Taxes

The effective tax rate from continuing operations was 34.5% in 2003 compared to 38.0% in 2002. The decrease in the rate was primarily attributed to lower state taxes resulting from tax planning strategies and the benefits realized through the favorable resolution of tax contingencies. In 2003, we reduced our provision for income taxes by $1.2 million due to the favorable resolution of various tax contingencies. The effective rate from continuing operations in 2002 compared to 2001 was relatively unchanged at 38.0% in 2002 versus 38.7% in 2001. The tax benefit realized in 2002 due to the elimination of goodwill amortization was partially offset by overall higher state tax rates in 2002. We expect the effective tax rate in future periods to fall within a range of 36.0% to 38.0%.

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to meet these requirements.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations is generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash. Uncertainties in the economic environment as well as uncertainties associated with the ultimate resolution of geopolitical conflicts may therefore affect our overall liquidity.

A significant portion of our cash flow is used to acquire additional dealerships. Following is a summary of acquisition activity in recent years:

	(in millions)
	Subsequent Year Revenues	Cash Portion of Purchase Price (net of cash acquired)
2000 Acquisitions	$667.8	$91.6
2001 Acquisitions	911.5	120.2
2002 Acquisitions	1,474.6	202.4
2003 Acquisitions	466.0	68.8

Over the years we have targeted a long-term debt to total capital ratio of 50%. That ratio has consistently stayed in the range of approximately 48% to 52% depending on the timing of our dealership acquisitions. We expect to reduce our acquisition activity to approximately 10% of annual revenues. We believe this will allow us to reduce our targeted debt to total capital ratio to 45% by the end of 2004 and to 40% over the long term. Our long-term debt structure consists of the Revolving Facility due in 2006 and various senior subordinated notes due in 2009 and 2013, which are discussed in more detail below. We believe the combination of cash flows from operations, and the availability under our Revolving Facility (approximately $191.4 million at December 31, 2003) is sufficient to fund both our working capital needs and the targeted acquisition level discussed above.

Floor Plan Facilities

We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities with Chrysler Financial Company, LLC (“Chrysler Financial”), Ford Motor Credit Company (“Ford Credit”), General Motors Acceptance Corporation (“GMAC”), Toyota Motor Credit Corporation (“Toyota Credit”) and Bank of America, N.A. These floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for all our floor plan facilities was 2.76% for 2003 and 3.56% for 2002. During the first quarter of 2004, we expect to add two additional banks as floor plan financing sources. Our floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance. In accordance with guidance from EITF Issue No. 02-16, floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In 2003, we received approximately $40.8 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of 0%. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

The Revolving Facility: At December 31, 2003 our Revolving Facility with Ford Credit, Chrysler Financial, Bank of America, N.A. and Toyota Credit had a borrowing limit of $500.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $536.5 million at December 31, 2003). The amounts outstanding under the Revolving Facility bore interest during 2003 at 2.55 percentage points above LIBOR. The Revolving Facility includes an annual commitment fee equal to 0.25% of the unused portion of the Revolving Facility. The total outstanding balance was approximately $285.5 million as of December 31, 2003. Balances under our Revolving Facility are guaranteed by our operating domestic subsidiaries. The Revolving Facility expires on October 31, 2006. Two additional banks have agreed to commit $50.0 million to our Revolving Facility which will increase the borrowing limit to $550.0 million. We expect this increase to close in the first quarter of 2004.

Senior Subordinated 11% and 8.625% Notes: On August 12, 2003, we issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes due 2013 (the “8.625% Notes”). The net proceeds, before expenses, of approximately $194.3 million together with an advance from Revolving Facility, were used to redeem all of the 11% senior subordinated notes due 2008 (the “11% Notes”) for $194.6 million which included accrued but unpaid interest and the redemption premium of 5.5% on September 10, 2003. A resulting loss of $13.9 million, which includes the redemption premium, and the write-off of unamortized discounts and deferred debt issuance costs is included in other income/(expense) in the accompanying consolidated statement of income for 2003. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at our option after August 15, 2008. The redemption premiums for the twelve-month periods beginning August 15 of the years 2008, 2009 and 2010 are 104.313%, 102.875% and 101.438%, respectively. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Our obligations under the 8.625% Notes are guaranteed by our operating domestic subsidiaries.

Before the 11% Notes were redeemed, both the 8.625% Notes and the 11% Notes were outstanding. Prior to the redemption of the 11% Notes, we applied net proceeds from the sale of the 8.625% Notes to temporarily repay amounts outstanding under our Revolving Facility and invested in short-term fixed income securities.

On November 19, 2003 we issued an additional $75.0 million in aggregate principal amount of the 8.625% Notes. The net proceeds, before expenses, were approximately $78.9 million, and were used to pay down our Revolving Facility. This $75.0 million issuance contains the same provisions and terms as the $200.0 million issuance on August 15, 2003.

Convertible Senior Subordinated Notes: On May 7, 2002, we issued $149.5 million in aggregate principal amount of 5.25% convertible senior subordinated notes due 2009 (the “Convertibles”) with net proceeds, before expenses, of approximately $145.1 million. The net proceeds were used to repay a portion of the amounts outstanding under our Revolving Facility. The Convertibles are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on May 7, 2009, and are redeemable at our option after May 7, 2005. Our obligations under the Convertibles are not guaranteed by any of our subsidiaries.

The Convertibles are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of our Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the Convertibles will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, which is subject to adjustment for certain distributions on, or changes in our Class A common stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert their Convertibles into shares of our Class A common stock at any time after a 10 consecutive trading day period in which the average of the trading day prices for the Convertibles for that 10 trading day period is less than 103% of the average conversion value for the Convertibles during that period. The conversion value is equal to the product of the closing sale price for our Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principal amount of Convertibles is then convertible. None of the conversion features were triggered in 2003.

The Mortgage Facility: We have a revolving real estate and construction (the “Construction Loan”) and mortgage refinancing (the “Permanent Loan”) line of credit with Toyota Credit (collectively, “The Mortgage Facility”). Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until November 2007. All advances will mature on December 31, 2007, bear interest at 2.25 percentage points above LIBOR and are secured by our guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets.

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

The Mortgage Facility allows us to borrow up to $100.0 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan and long-term debt facilities at December 31, 2003.

Payable to Our Chairman

In 2003, we repaid the $5.5 million payable to our Chairman.

Dealership Acquisitions and Dispositions

During 2003, we acquired 13 dealerships, representing 14 franchises for a combined purchase price of $68.8 million in cash. The total purchase price for the acquisitions was based on our internally determined valuation of the dealerships and their assets. The cash utilized for these acquisitions was financed by cash generated from our existing operations and by borrowings under our Revolving Facility.

During 2003, we disposed of 14 franchises and terminated 4 franchises, resulting in the closing of nine dealerships and six collision centers. These disposals generated cash of $26.4 million.

In February 2004, we purchased two franchises including goodwill and purchased assets net of notes payable floor plan advances for approximately $59.5 million. In addition, we have entered into agreements to purchase nine franchises. The acquisitions of the nine franchises are expected to close in the second quarter of 2004 and will be paid for in cash. The estimated purchase price for these franchises including goodwill and purchased assets net of notes payable floor plan advances is $52.1 million.

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. The majority of our sale-leaseback transactions are completed with CARS. In 2003, we sold $41.4 million in dealership properties in sale-leaseback transactions. There were no material gains or losses on these sales.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in 2003 were approximately $96.1 million, of which approximately $67.4 million related to the construction of new dealerships and collision repair centers and real estate acquired in connection with such construction. Once completed, these new dealerships and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during 2003 expected to be sold within a year in sale-leaseback transactions were $65.5 million. We do no expect any significant gains or losses from these sales. As of December 31, 2003, commitments for facilities construction projects totaled approximately $27.9 million. We expect $9.2 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

Our Board of Directors has authorized us to expend up to $165 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In 2003, we repurchased 1,262,200 shares for approximately $24.3 million which was somewhat offset by proceeds received from the exercise of stock options under stock compensation plans of $10.1 million. Subsequent to December 31, 2003, we have repurchased an additional 186,800 shares of Class A common stock for approximately $4.2 million. As of March 1, 2003 we had $29.5 million remaining under our Board authorization.

Dividends

Our Board of Directors approved a quarterly cash dividend beginning with a dividend of $0.10 per share for shareholders of record on September 15, 2003, or $4.1 million, paid October 15, 2003. Our Board of Directors approved a second dividend of $0.10 per share for shareholders of record on December 15, 2003, or $4.1 million, which was paid on January 15, 2004. We intend to pay dividends in the future based on available cash flows, covenant compliance and other factors.

Cash Flows

Since the majority of our inventories are financed through floor plan notes payable and a significant portion of our receivables represent contracts in transit which are typically funded within ten days of the sale of the vehicle, we are not required to make significant investments in working capital that would negatively impact our operating cash flows. Therefore, our operating cash flows have approximated net income adjusted for non-cash items such as depreciation and amortization, gains and losses on the retirement of debt deferred taxes and the cumulative effect of change in accounting principle.

In 2003, net cash provided by operating activities was approximately $138.0 million, which was generated primarily by net income adjusted for non-cash items. Cash used for investing activities in 2003 was $88.6 million, the majority of which was related to dealership acquisitions and capital expenditures on construction in progress projects offset by proceeds received from dealership dispositions and the sales of property and equipment. Net cash provided by financing activities was $22.1 million and primarily related to the issuance of $200.0 million of 8.625% Notes to refinance our $182.4 million in 11% senior subordinated notes, and the add-on offering of $75.0 million in 8.625% Notes to pay down the Revolving Facility.

Guarantees

In accordance with the terms of our operating lease agreements, our dealership subsidiaries, acting as lessees, generally agree to indemnify the lessor from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities and repairs to leased property upon termination of the lease. In addition, we have generally agreed to indemnify the lessor in the event of a breach of the lease by the lessee.

In accordance with the terms of agreements entered into for the sale of our dealership franchises, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental liabilities and liabilities resulting from the breach of representations or warranties made in accordance with the agreement. Our maximum liability associated with these general indemnifications was $15.8 million at December 31, 2003. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

In connection with dealership dispositions, certain of our dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, environmental remediation, and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. While our exposure with respect to environmental remediation and repairs is difficult to quantify, the total estimated rent payments remaining under such leases as of December 31, 2003 is approximately $47.1 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance.

We expect the value of these various guarantees to continue to increase as we dispose of additional dealerships.

Future Liquidity Outlook

Our obligations under our existing credit facilities, indentures and leasing programs are as follows:

	(Amounts in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total
Floorplan Financing	$996,370	$—	$—	$—	$—	$—	$996,370
Long-Term Debt	1,387	814	285,523	4,568	—	410,570	702,862
Operating Lease	112,861	109,865	107,584	100,013	94,890	766,722	1,291,935
Construction Contracts	27,938	—	—	—	—	—	27,938
Other Purchase Obligations	1,158	—	—	—	—	—	1,158
Acquisition Purchase
Commitments (1)	111,598	—	—	—	—	—	111,598

Total	$1,251,312	$110,679	$393,107	$104,581	$94,890	$1,177,292	$3,131,861

(1)	Amount represents purchase price of tangible and intangible assets net of notes payable floor plan advances.

We believe our best source of liquidity for future growth remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our Revolving Facility and other credit arrangements. Though uncertainties in the economic environment as well as uncertainties associated with geopolitical conflicts may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly traded debt securities, as market conditions warrant.

Seasonality

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Parts and service demand remains more stable throughout the year.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our variable rate floor plan facilities, Revolving Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $1,292.4 million at December 31, 2003 and approximately $990.5 million at December 31, 2002. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $10.1 million in 2003 and approximately $9.0 million in 2002. Of the total change in interest expense, approximately $8.0 million in 2003 and approximately $6.6 million in 2002 would have resulted from the floor plan notes facilities.

Our exposure with respect to floor plan facilities is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During 2003 and 2002, the amounts we recognized from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $17.2 million and $15.0 million, respectively. A change in interest rates of 100 basis points would have had an estimated impact on floor plan assistance of approximately $6.9 million in 2003 and $6.2 million in 2002.

In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuates based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we have two separate interest rate swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Fixed Swaps each have a notional principal amount of $100.0 million and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the first swap agreement, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 3.88%. Under the terms of the second swap agreement, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $5.0 million in 2003 and has been included in interest expense, other in the accompanying consolidated statement of income. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive loss, net of related income taxes, in our statement of stockholders’ equity.

In 2003, we entered into four separate interest rate swaps each at $25.0 million and a fifth interest rate swap for $50.0 million ($150.0 million total) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the six month LIBOR plus a spread ranging from 3.500% to 3.840% with a weighted average spread of 3.64%. The Variable Swaps expire on August 15, 2013 and have been designated and qualify as fair value hedges and, as a result, changes in the fair value of the Variable Swaps of $0.2 million have been recorded against the associated fixed rate long-term debt with an offsetting $0.4 million recorded as a derivative liability within other long-term liabilities, and $0.2 million recorded in other assets.

Future maturities of variable and fixed rate debt, and related interest rate swaps are as follows:

	(Amounts in thousands, except for interest rates)
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Liabilities
Long-term Debt:
Fixed Rate	—	—	—	—	—	$405,100	$405,100	$415,500
Average Interest Rate						7.43%	7.43%
Variable Rate	$1,387	$814	$285,523	$4,568	—	5,470	297,762	297,762
Average Interest Rate	6.66%	8.00%	3.62%	3.37%		3.12%	3.63%
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	100,000	—	100,000	—	—	—	200,000	7,244
Average pay rate	3.8%		4.50%				4.19%
Average receive rate	1Month Libor		1Month Libor				1Month Libor
Fixed to Variable	—	—	—	—	—	150,000	150,000	157
Average pay rate						3.64% + 6 month LIBOR	3.64% + 6 month LIBOR
Average receive rate						8.625%	8.625%

Item 8.	Financial Statements and Supplementary Data.

See “Consolidated Financial Statements and Notes” that appears on page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date the evaluation was completed.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required by this item is furnished by incorporation by reference to all information under the captions entitled “Election of Directors”, “General—Ownership of Voting Stock” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on April 22, 2004 (the “Proxy Statement”). Information as to those members of our audit committee who have been determined by our board of directors to qualify as “audit committee financial experts” (as defined by SEC rules) is furnished by incorporation by reference to the information under the caption entitled “Election of Directors – Board Meetings and Committees of the Board – Audit Committee”

in the Proxy Statement. The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for our audit, compensation and nominating and corporate governance committees are available on our website at www.sonicautomotive.com. Copies of these documents are also available without charge upon written request to Stephen K. Coss, Vice President, General Counsel and Secretary, 5401 East Independence Boulevard, Charlotte, North Carolina 28212.

We will disclose information pertaining to amendments or waivers to provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relate to the elements of our Code of Business Conduct and Ethics enumerated in the Securities and Exchange Commission’s (“SEC”) rules and regulations by posting this information on our website. The information on our website is not a part of this Annual Report and is not incorporated by reference into this report or any of our other filings with the SEC.

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

Item 14.	Principal Accountant Fees and Services.

The information required by this item is furnished by incorporation by reference to all information under the caption “Selection of Independent Accountants – Fees and Services” in the Proxy Statement.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(a) (1) Financial Statements: Consolidated Balance Sheets as of December 31, 2002 and 2003. Consolidated Statements of Income for the Years Ended December 31, 2001, 2002 and 2003. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2002 and 2003. Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003.

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

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Bylaws of Sonic (as amended December 14, 2001) (incorporated by reference to Exhibit 3.4 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)

4.2*	Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

4.3*	Form of 5.25% Convertible Senior Subordinated Note due 2009 (incorporated by reference to Exhibit 4.2 to Sonic’s Amended Current Report on Form 8-K/A filed on May 6, 2002 (the “May 2002 Form 8-K/A”)).

4.4*	Supplemental Indenture by and among Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the May 2002 Form 8-K/A).

4.5*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).

4.6*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

4.7*	Registration Rights Agreement dated as of August 12, 2003 among Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.5 to the 2003 Exchange Offer Form S-4).

4.8*	Purchase Agreement dated as of August 7, 2003 between Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Feener & Smith Incorporated (incorporated by reference to Exhibit 4.6 to the 2003 Exchange Offer Form S-4).

4.9*	Registration Rights Agreement dated as of November 19, 2003 among Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-111463 and 333-111463-01 through 111463-263) (the “December 2003 Exchange Offer Form S-4”)).

4.10*	Purchase Agreement dated as of November 12, 2003 among Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities Inc., Merrill Lynch & Co. and Merrill Lunch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.6 of the December 2003 Exchange Offer Form S-4).

10.1*	Second Amended and Restated Credit Agreement dated as of February 5, 2003 (the “Second Amended and Restated Credit Agreement”) between Sonic, as Borrower, Ford Motor Credit Company (“Ford Credit”), as Agent and Lender, DaimlerChrysler Services North America LLC (“Chrysler Financial”), as Lender, Toyota Motor Credit Corporation (“Toyota Credit”), as Lender, and Bank of America, N.A. (“Bank of America”), as Lender (incorporated by reference to Exhibit 10.1 to Sonic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Annual Report”)).

10.2*	Second Amended and Restated Promissory Note dated February 5, 2003 executed by Sonic in favor of Ford Credit pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the 2002 Annual Report).

10.3*	Second Amended and Restated Promissory Note dated February 5, 2003 executed by Sonic in favor of Chrysler Financial pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the 2002 Annual Report).

10.4*	Amended and Rested Promissory Note dated February 5, 2003 executed by Sonic in favor of Toyota Credit pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the 2002 Annual Report).

10.5*	Promissory Note dated February 5, 2003 executed by Sonic in favor of Bank of America pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to the 2002 Annual Report).

10.6*	Guaranty dated June 20, 2001 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement dated as of June 20, 2001 between Sonic, as Borrower, Ford Credit, as Agent and Lender, Chrysler Financial Company, L.L.C., as Lender, and Toyota Credit, as Lender (incorporated by reference to Exhibit 10.5 to Sonic’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001).

10.7*	Reaffirmation of Guaranty dated as of February 5, 2003 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to the 2002 Annual Report).

10.8*	Second Amended and Restated Security Agreement dated as of February 5, 2003 by Sonic in favor of Ford Credit, as Agent for the Lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to the 2002 Annual Report).

10.9*	Second Amended and Restated Security Agreement dated as of February 5, 2003 by the subsidiaries of Sonic named therein in favor of Ford Credit, as Agent for the Lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to the 2002 Annual Report).

10.10*	Master Loan Agreement dated as of December 31, 2002 (the “Master Loan Agreement”) among Sonic, as Guarantor, the subsidiaries of Sonic listed therein, as Borrowers, and Toyota Credit, as Lender (incorporated by reference to Exhibit 10.10 to the 2002 Annual Report).

10.11*	Promissory Note relating to Construction Loan dated December 31, 2002 by the subsidiaries of Sonic listed therein, as Borrowers, in favor of Toyota Credit, as Lender, pursuant to the Master Loan Agreement (incorporated by reference to Exhibit 10.11 to the 2002 Annual Report).

10.12*	Promissory Note relating to Permanent Loan dated December 31, 2002 by the subsidiaries of Sonic listed therein, as Borrowers, in favor of Toyota Credit, as lender, pursuant to Master Loan Agreement (incorporated by reference to Exhibit 10.12 to the 2002 Annual Report).

10.13*	Continuing and Irrevocable Guaranty dated as of December 31, 2002 by Sonic, as Guarantor, in favor of Toyota Credit, as Lender, regarding the obligations of certain subsidiaries of Sonic, as borrowers, under the Master Loan Agreement (incorporated by reference to Exhibit 10.13 to the 2002 Annual Report).

10.14*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)

10.15*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report). (1)

10.16*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report). (1)

10.17*	Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to Exhibit 10.69 to Sonic’s Amended Annual Report on Form 10-K/A for the year ended December 31, 1997). (1)

10.18*	FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999 (incorporated by reference to Exhibit 4.1 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-95791)). (1)

10.19*	Employment Agreement between Sonic and Theodore M. Wright (incorporated by reference to Exhibit 10.20 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2000). (1)

10.20*	Employment Agreement between Sonic and Jeffrey C. Rachor (incorporated by reference to Exhibit 10.22 to the 2001 Form 10-K). (1)

10.21*	Employment Agreement dated March 31, 2003 between Sonic and E. Lee Wyatt, Jr. (incorporated by reference to Exhibit 10.11 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)

10.22*	Tax Allocation Agreement dated as of June 30, 1997 between Sonic and Sonic Financial Corporation (incorporated by reference to Exhibit 10.33 to the Form S-1).

21.1	Subsidiaries of Sonic.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On October 2, 2003, we filed a Current Report on Form 8-K with the SEC with financial statements that reflected reclassifications of franchises between discontinued and continuing operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On December 17, 2003, we filed a Current Report on Form 8-K with the SEC to announce an increase in our share repurchase authorization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ E. Lee Wyatt, Jr.

E. Lee Wyatt, Jr.,
Senior Vice President, Treasurer and Chief Financial Officer
Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. Bruton Smith O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 5, 2004

/s/ B. Scott Smith B. Scott Smith	Vice Chairman, Chief Strategic Officer and Director	March 5, 2004

/s/ Theodore M. Wright Theodore M. Wright	President and Director	March 5, 2004

/s/ Jeffrey C. Rachor Jeffrey C. Rachor	Executive Vice President, Chief Operating Officer and Director	March 5, 2004

/s/ E. Lee Wyatt, Jr. E. Lee Wyatt, Jr.	Senior Vice President, Treasurer and Chief Financial Officer (principal accounting officer)	March 9, 2004

/s/ William R. Brooks William R. Brooks	Director	March 5, 2004

William P. Benton	Director

/s/ William I. Belk William I. Belk	Director	March 5, 2004

H. Robert Heller	Director

/s/ Maryann N. Keller Maryann N. Keller	Director	March 5, 2004

/s/ Robert L. Rewey Robert L. Rewey	Director	March 5, 2004

/s/ Thomas P. Capo Thomas P. Capo	Director	March 5, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Sonic Automotive, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and Subsidiaries (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Also discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

Deloitte & Touche LLP

Charlotte, North Carolina

March 8, 2004

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2003

(Dollars in thousands)

	December 31,
	2002	2003
ASSETS
Current Assets:
Cash	$10,576	$82,082
Receivables, net	297,859	306,498
Inventories	929,450	1,046,909
Assets held for sale	53,786	88,990
Other current assets	9,956	29,718

Total current assets	1,301,627	1,554,197
Property and Equipment, net	121,936	125,356
Goodwill, net	875,894	909,091
Other Intangible Assets, net	61,800	75,230
Other Assets	14,051	22,355

Total Assets	$2,375,308	$2,686,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan	$850,162	$996,370
Trade accounts payable	58,560	63,577
Accrued interest	13,306	13,851
Other accrued liabilities	112,919	121,744
Current maturities of long-term debt	2,764	1,387

Total current liabilities	1,037,711	1,196,929
Long-Term Debt	637,545	694,898
Other Long-Term Liabilities	16,758	19,136
Payable to the Company’s Chairman	5,500	—
Deferred Income Taxes	40,616	76,933
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 37,245,706 shares issued and 29,111,542 shares outstanding at December 31, 2002; 38,588,913 shares issued and 29,192,549 shares outstanding at December 31, 2003	371	384
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2002 and December 31, 2003	121	121
Paid-in capital	396,813	416,892
Retained earnings	339,457	402,799
Accumulated other comprehensive loss	(6,447)	(4,419)
Treasury stock, at cost (8,134,164 shares held at December 31, 2002 and 9,396,364 shares held at December 31, 2003)	(93,137)	(117,444)

Total stockholders’ equity	637,178	698,333

Total Liabilities and Stockholders’ Equity	$2,375,308	$2,686,229

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2001, 2002 and 2003

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002	2003
Revenues:
New vehicles	$3,287,169	$3,908,454	$4,345,715
Used vehicles	965,609	1,089,248	1,119,805
Wholesale vehicles	343,153	429,578	427,463

Total vehicles	4,595,931	5,427,280	5,892,983
Parts, service and collision repair	678,144	844,681	946,023
Finance, insurance and other	163,234	185,294	195,209

Total revenues	5,437,309	6,457,255	7,034,215
Cost of sales	4,590,308	5,447,720	5,960,524

Gross profit	847,001	1,009,535	1,073,691
Selling, general and administrative expenses	630,250	768,856	855,361
Depreciation	6,392	7,813	11,612
Goodwill amortization	15,765	—	—

Operating income	194,594	232,866	206,718
Other income / (expense):
Interest expense, floor plan	(28,812)	(20,999)	(21,037)
Interest expense, other	(33,704)	(37,873)	(37,796)
Other income / (expense), net	129	3,326	(13,840)

Total other expense	(62,387)	(55,546)	(72,673)

Income from continuing operations before taxes and cumulative effect of change in accounting principle	132,207	177,320	134,045
Provision for income taxes	51,096	67,427	46,210

Income from continuing operations before cumulative effect of change in accounting principle	81,111	109,893	87,835
Discontinued operations:
Loss from operations and the sale of discontinued dealerships	(2,164)	(5,401)	(14,223)
Income tax benefit	382	2,072	3,567

Loss from discontinued operations	(1,782)	(3,329)	(10,656)

Income before cumulative effect of change in accounting principle	79,329	106,564	77,179
Cumulative effect of change in accounting principle, net of tax benefit of $3,325	—	—	(5,619)

Net income	$79,329	$106,564	$71,560

Basic net income (loss) per share:
Income per share from continuing operations	$2.00	$2.63	$2.15
Loss per share from discontinued operations	(0.04)	(0.08)	(0.26)

Income per share before cumulative effect of change in accounting principle	1.96	2.55	1.89
Cumulative effect of change in accounting principle	—	—	(0.14)

Income per share	$1.96	$2.55	$1.75

Weighted average common shares outstanding	40,541	41,728	40,920

Diluted net income (loss) per share:
Income per share from continuing operations	$1.95	$2.55	$2.07
Loss per share from discontinued operations	(0.04)	(0.08)	(0.25)

Income per share before cumulative effect of change in accounting principle	1.91	2.47	1.82
Cumulative effect of change in accounting principle	—	—	(0.13)

Income per share	$1.91	$2.47	$1.69

Weighted average common shares outstanding	41,609	43,158	42,421

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001, 2002 and 2003

(Dollars and shares in thousands)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2000	—	251	33,292	333	12,250	123	329,489	153,564	(32,838)	—	450,922	74,172
Shares awarded under stock compensation plans	—	—	1,257	12	—	—	9,970	—	—	—	9,982	—
Conversion of Class B Common Stock	—	—	221	2	(221)	(2)	—	—	—	—	—	—
Redemption of Preferred Stock	—	(251)	—	—	—	—	—	—	—	—	(251)	—
Exercise of Warrants	—	—	81	1	—	—	(1)	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	—	(26,519)	—	(26,519)	—
Income tax benefit associated with stock										—		—
compensation plans	—	—	—	—	—	—	3,798	—	—	—	3,798	—
Net Income	—	—	—	—	—	—	—	79,329	—	—	79,329	79,329

BALANCE AT DECEMBER 31, 2001	—	—	34,851	348	12,029	121	343,256	232,893	(59,357)	—	517,261	79,329
Shares awarded under stock compensation plans	—	—	1,059	10	—	—	12,246		—	—	12,256	—
Issuance of Class A Common Stock for Acquisitions	—	—	1,336	13	—	—	34,496	—	—	—	34,509	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	—	(33,780)	—	(33,780)	—
Income tax benefit associated with stock										—		—
compensation plans	—	—	—	—	—	—	6,815	—	—	—	6,815	—
Fair value of interest rate swap agreements, net of tax benefit of $4,122	—	—	—	—	—	—	—	—	—	(6,447)	(6,447)	(6,447)
Net income	—	—	—	—	—	—	—	106,564	—	—	106,564	106,564

BALANCE AT DECEMBER 31, 2002	—	—	37,246	$371	12,029	$121	$396,813	$339,457	$(93,137)	$(6,447)	$637,178	$100,117
Shares awarded under stock compensation plans	—	—	1,343	13			14,689				14,702
Issuance of Class A Common Stock for Acquisitions	—	—									—
Purchase of Treasury Stock	—	—							(24,307)		(24,307)
Income tax benefit associated with stock											—
compensation plans	—	—					5,390				5,390
Fair value of interest rate swap agreements, net of tax benefit of $1,296	—	—								2,028	2,028	2,028
Net income	—	—						71,560			71,560	71,560
Dividends ($.20 per share)	—	—						(8,218)			(8,218)

BALANCE AT DECEMBER 31, 2003	—	—	38,589	$384	12,029	$121	$416,892	$402,799	$(117,444)	$(4,419)	$698,333	$73,588

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,329	$106,564	$71,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,790	8,974	12,418
Cumulative effect of change in accounting principle, net of tax	—	—	5,619
Amortization of debt issue costs	314	785	923
Deferred income taxes	11,788	15,048	18,610
Equity interest in (earnings)/losses of investees	(264)	(354)	758
Gain on disposal of assets	(897)	(3,470)	(2,958)
(Gain)/Loss on retirement of debt	—	(3,144)	13,928
Income tax benefit associated with stock compensation plans	3,798	6,815	5,390
Changes in assets and liabilities that relate to operations:
Receivables	(11,505)	(26,888)	(7,274)
Inventories	219,135	(27,254)	(122,789)
Other assets	(2,572)	(688)	(23,533)
Notes payable – floor plan	(203,840)	43,224	143,081
Trade accounts payable and other liabilities	5,593	19,271	22,216

Total adjustments	47,340	32,319	66,389

Net cash provided by operating activities	126,669	138,883	137,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(120,158)	(202,365)	(68,814)
Purchases of property and equipment	(43,600)	(92,516)	(96,075)
Proceeds from sales of property and equipment	12,810	42,320	49,910
Proceeds from sale of dealerships	14,068	17,575	26,390

Net cash used in investing activities	(136,880)	(234,986)	(88,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(repayments) on revolving credit facilities	(45,885)	18,257	(34,644)
Proceeds from long-term debt	74,583	145,074	271,631
Payments on long-term debt	(2,966)	(2,382)	(8,747)
Repurchase of debt securities	—	(32,746)	(192,390)
Redemptions of Preferred Stock	(251)	—	—
Purchases of Class A Common Stock	(26,519)	(33,780)	(24,307)
Issuance of shares under stock compensation plans	9,982	12,256	14,702
Dividends paid	—	—	(4,099)

Net cash provided by financing activities	8,944	106,679	22,146

NET INCREASE (DECREASE) IN CASH	(1,267)	10,576	71,506
CASH, BEGINNING OF YEAR	1,267	—	10,576

CASH, END OF YEAR	$—	$10,576	$82,082

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amount capitalized	$71,972	$65,019	$66,994
Income taxes	$30,553	$42,239	$24,319
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Class A Common Stock issued for acquisitions	$—	$34,509	$—
Change in fair value of cash flow hedging instrument (net of tax benefit of $4,122 in 2002 and tax expense of $1,296 in 2003)	$—	$(6,447)	$2,028

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1. Description of Business And Summary of Significant Accounting Policies

Organization and Business - Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue), operating 188 dealership franchises and 40 collision repair centers throughout the United States as of December 31, 2003. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 2003, Sonic sold a total of 37 foreign and domestic brands of new vehicles.

Principles of Consolidation - All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, individual franchises sold or classified as held for sale after December 31, 2001 are required to be reported as discontinued operations. During 2003, Sonic completed the disposal of 14 automobile franchises, terminated 4 automobile franchises and as of December 31, 2003 had approved, but not yet completed, the disposition of 22 additional franchises. In accordance with the provisions of SFAS No. 144, the results of operations of these franchises for the years ended December 31, 2001, 2002 and 2003 were reported as discontinued operations for all periods presented.

The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” In accordance with Issue No. 02-16, certain incentives received from manufacturers not intended to reimburse specific, incremental, identifiable costs incurred in selling manufacturers’ products which had previously been classified as a reduction of selling, general and administrative expenses have now been reclassified as a reduction of cost of sales for all periods presented.

In addition, in order to maintain consistency and comparability between periods, certain other amounts in Sonic’s consolidated balance sheets have been reclassified from previously reported balances to conform to the current year presentation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates particularly related to allowance for credit loss, realization of inventory, intangible asset and deferred tax asset values, reserves for tax contingencies, legal matters, reserves for future chargebacks, insurance reserves and certain accrued expenses.

Revenue Recognition - Sonic records revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered.

Sonic arranges financing for customers through various financial institutions and receives a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financial institution. Sonic also receives commissions from the sale of various insurance contracts to customers. Sonic may be assessed a chargeback fee in the event of early cancellation of a loan or insurance contract by the customer. Finance and insurance commission revenue is recorded net of estimated chargebacks at the time the related contract is placed with the financial institution.

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

Floor Plan Assistance - Floor plan assistance payments received from manufacturers are generally based on rates similar to those incurred under Sonic’s floor plan facilities. This assistance is considered a subsidy of the carrying cost of Sonic’s new vehicle inventory. Sonic recognizes this assistance as a reduction of cost of sales at the time of the vehicle sale in the accompanying consolidated statements of income. Amounts included in cost of sales were $27.4 million, $34.4 million and $36.3 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Contracts in Transit - Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying consolidated balance sheets and totaled $127.7 million at December 31, 2003 and $135.4 million at December 31, 2002.

Accounts Receivable - Sonic’s accounts receivable consist primarily of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Sonic believes that there is a minimal risk of uncollectability on warranty receivables. Sonic evaluates parts and other receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable is not significant.

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

Sonic assesses the valuation of all of its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, Sonic primarily considers the age of the vehicles along with the timing of annual and model changeovers. For used vehicles, Sonic considers recent market data and trends such as loss histories along with the current age of the inventory. Parts inventories are primarily assessed considering excess quantity and continued usefulness of the part. The risk with parts inventories is minimized by the fact that excess or obsolete parts can generally be returned to the manufacturer. Sonic has not recorded any significant reserves on any inventory balances.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives is as follows:

Building and improvements	5-40 years
Office equipment and fixtures	5-15 years
Parts and service equipment	15 years
Company vehicles	5 years

Sonic reviews the carrying value of property and equipment and other long-term assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, Sonic compares the carrying amount of the asset to the estimated undiscounted cash flows related to those assets. Sonic concludes that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If Sonic determines an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, Sonic determines fair value by using a discounted cash flow model. In 2003, impairment charges were $0.6 million in continuing operations and $0.9 million in discontinued operations related to the closure or sale of dealership facilities. Impairment charges in 2001 and 2002 were not significant.

Derivative Instruments and Hedging Activities - Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions and the fair value of certain obligations classified as long-term debt on the accompanying consolidated balance sheets. In general, the types of risks being hedged are those relating to the variability of cash flows and long-term debt fair values caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The only derivatives currently being used are interest rate swaps used for the purposes of hedging cash flows of variable rate debt and the fair value of fixed rate long-term debt. These derivatives are used only for these purposes, not for speculation or trading purposes. The derivatives, which have been designated and qualify as cash flow and fair value hedging instruments, are reported at fair value in the accompanying consolidated balance sheets. The gain or loss on the effective portion of the cash flow hedges is initially reported as a component of other comprehensive loss, net of related income taxes. The gain or loss on the effective portion of the fair value hedges is recorded against the associated fixed rate long-term debt.

In order to reduce the Company’s exposure to market risks from fluctuations in interest rates, Sonic entered into two separate interest rate swap agreements (the “Fixed Swaps”) in 2002 to effectively convert a portion of the LIBOR-based variable rate debt to a fixed rate. The Fixed Swaps each have a notional principal amount of $100.0 million and mature on October 31, 2004 and June 6, 2006, respectively. Under the terms of the first swap agreement, Sonic receives interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and makes interest payments at a fixed rate of 3.88%. Under the terms of the second swap agreement, Sonic receives interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and makes interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $3.6 million in 2002 and $5.0 million in 2003 and has been included in interest expense, other in the accompanying consolidated statements of income. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive loss, net of related income taxes, in the statements of stockholders’ equity.

In 2003, Sonic entered into four separate interest rate swaps each at $25.0 million and a fifth interest rate swap for $50.0 million ($150.0 million total) (collectively the “Variable Swaps”) to effectively convert a portion of the Company’s fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, Sonic receives 8.625% on the respective notional amounts and makes interest payments on the respective notional amounts at a rate equal to the six month LIBOR plus a spread ranging from 3.500% to 3.840% with a weighted average spread of 3.644%. The Variable Swaps expire on August 15, 2013 and have been designated and qualify as fair value hedges and, as a result, changes in the fair value of the Variable Swaps of $0.2 million have been recorded against the associated fixed rate long-term debt with offsetting amounts of $0.4 million recorded as a derivative liability within other long-term liabilities and $0.2 million recorded as a derivative asset within other assets.

Goodwill - Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets. Effective January 1, 2002, Sonic adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Among other things, SFAS No. 142 no longer permits the amortization of goodwill or intangible assets with indefinite lives, but requires that the carrying amount of such assets be reviewed for impairment and reduced against operations if they are found to be impaired. Prior to the adoption of SFAS No. 142, goodwill and intangible assets acquired prior to July 1, 2002 were amortized over a 40 year period. Effective January 1, 2002, such amortization ceased. The following table shows the effect on net income per share as if the provisions of SFAS No. 142 eliminating goodwill amortization had been applied as of January 1, 2001.

	(Dollars in Thousands, Except Per Share Amounts) For the Year ended December 31,

	2001	2002	2003
Reported net income	$79,329	$106,564	$71,560
Goodwill amortization, net of tax	13,509	—	—

Adjusted net income	$92,838	$106,564	$71,560

Basic net income per share:
Reported net income	$1.96	$2.55	$1.75
Goodwill amortization, net of tax	0.33	—	—

Adjusted net income	$2.29	$2.55	$1.75

Diluted net income per share:
Reported net income	$1.91	$2.47	$1.69
Goodwill amortization, net of tax	0.33	—	—

Adjusted net income	$2.24	$2.47	$1.69

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, Sonic allocates the carrying value of goodwill and tests it for impairment based on Sonic’s geographic divisions. The $920.3 million of goodwill on the balance sheet, including approximately $11.2 million classified in assets held for sale, at December 31, 2003 is allocated to the following geographic divisions (dollars in millions):

Northern Division	$106.0
Southeastern Division	$287.4
Central Division	$281.9
Western Division	$245.0

In evaluating goodwill for impairment, Sonic compares the carrying value of the goodwill allocated to each division to the fair value of the underlying dealerships in each division. This represents the first step of the impairment test. If the fair value of a division is less than the carrying value of the goodwill allocated to that division, Sonic is then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the identifiable intangible assets of the respective division as if the calculated fair value was the purchase price of the business combination. This allocation would include assigning value to any previously unrecognized identifiable assets which means the fair value would be allocated to goodwill is significantly reduced. (See discussion regarding franchise agreements acquired prior to July 1, 2001 in “Other Intangible Assets” below). Sonic then compares the value of the goodwill resulting from this allocation process to the carrying value of the goodwill in the respective division with the difference representing the amount of impairment.

Sonic uses several assumptions and various fair value approaches in estimating the fair value of the goodwill in each division. These assumptions and approaches include: an earnings multiple for private dealership valuations (as determined by the historical multiple paid for dealerships Sonic has purchased) applied to actual earnings; an earnings multiple for public consolidators in Sonic’s peer group applied to actual earnings; and a discounted cash flow utilizing estimated future earnings and Sonic’s weighted average cost of capital. These approaches are blended, with an emphasis on the private dealership valuation, to arrive at a fair value of Sonic’s goodwill for each division.

At December 31, 2003 (the date of Sonic’s latest impairment test), the fair value of each of the divisions exceeded the carrying value of the goodwill allocated to them (step one of the impairment test). As a result, Sonic was not required to conduct the second step of the impairment test described above, and Sonic recognized no impairment of the carrying value of its goodwill on the balance sheet at December 31, 2003.

However, if in future periods Sonic determines that the fair value of the goodwill allocated to one or more of its divisions is less than the carrying value of the goodwill allocated to such division(s), Sonic believes that application of the second step of the impairment test would result in a substantial impairment charge to the goodwill allocated to such division(s) because of the inherent nature of the allocation process, and the amount of such impairment charge would very likely be material to Sonic’s consolidated operating results, financial position and cash flows.

Other Intangible Assets - The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise agreements with manufacturers. Sonic generally expects franchise agreements to continue for an indefinite period. When these agreements do not have indefinite terms, Sonic anticipates and has experienced routine renewals without substantial cost. As such, Sonic believes that its franchise agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise agreements acquired after July 1, 2001 have been included in other intangible assets, net on the accompanying consolidated balance sheets. Prior to July 1, 2001, franchise agreements were recorded and amortized as part of goodwill and remain as part of goodwill at December 31, 2003 and 2002 on the accompanying consolidated balance sheets. Sonic tests other intangible assets with indefinite lives for impairment annually, or more frequently if events or circumstances indicate possible impairment.

Insurance Reserves - Sonic has various self-insured and high deductible insurance programs which requires the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. Sonic estimates the ultimate liability under these programs is between $16.9 million and $19.3 million. At December 31, 2003, Sonic had $17.1 million reserved for such programs.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the accompanying financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided at currently enacted tax rates for the tax effects of carryforward items and temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided when it is more likely than not that taxable income will not be sufficient to fully realize the benefits of deferred tax assets. No valuation allowance has been recorded in any period presented.

Stock-Based Compensation - At December 31, 2003, Sonic has several stock-based employee compensation plans, which are described more fully in Note 9. Sonic accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded in the accompanying financial statements. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on net income and earnings per share if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	(Dollars in Thousands Except Per Share Amounts) For the Year ended December 31,
	2001	2002	2003
Net income as reported	$79,329	$106,564	$71,560
Fair value compensation cost, net of tax benefits of $3,635, $4,865 and $5,746 for 2001, 2002 and 2003, respectively	(5,685)	(7,933)	(10,195)

Pro forma net income	$73,644	$98,631	$61,365

Basic income (loss) per share:
Net income as reported	$1.96	$2.55	$1.75
Fair value compensation cost, net of tax	(0.14)	(0.19)	(0.25)

Pro forma net income	$1.82	$2.36	$1.50

Diluted income (loss) per share:
Net income as reported	$1.91	$2.47	$1.69
Fair value compensation cost, net of tax	(0.14)	(0.18)	(0.24)

Pro forma net income	$1.77	$2.29	$1.45

The weighted average fair value of options granted or assumed was $3.79, $15.12, and $7.39 per share in 2001, 2002 and 2003, respectively. The fair value of each option granted during 2001, 2002 and 2003 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2002	2003
Employee Stock Purchase Plan
Dividend yield	n/a	n/a	n/a
Risk free interest rates	2.17 - 4.30%	2.28%	1.42%
Expected lives	0.25 - 1.0 year	0.25 - 1.0 year	0.5 year
Volatility	55.21%	52.36%	55.05%

Stock Option Plans
Dividend yield	n/a	n/a	0.0 - 1.52%
Risk free interest rates	3.47 - 5.07%	3.26 - 4.58%	1.15 - 3.24%
Expected lives	5 years	5 years	5 years
Volatility	55.21%	53.27%	54.18%

Concentrations of Credit Risk - Financial instruments that potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions may exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers and financial institutions. The large number of customers comprising the trade receivables balances reduces credit risk arising from trade receivables from commercial customers.

As of December 31, 2003, Sonic has outstanding notes receivable from finance contracts of $19.7 million, net of an allowance for credit losses of $2.3 million. Outstanding notes receivable at December 31, 2002 were $12.4 million, net of an allowance for credit losses of $1.9 million. These notes have average terms of approximately thirty months and are secured by the related vehicles. Sonic’s assessment of allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. These notes are recorded in other current assets and other assets on the accompanying consolidated balance sheets.

Financial Instruments and Market Risks - As of December 31, 2002 and 2003 the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payable to Sonic’s Chairman, payables for acquisitions and long-term debt, excluding Sonic’s senior subordinated 11% and 8.625%

notes and 5.25% convertible senior subordinated notes, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value (as determined by market quotations) and carrying value of Sonic’s senior subordinated 11% notes as of December 31, 2002 were $189.7 million and $179.0 million, respectively. The fair value (as determined by market quotations) and carrying value of Sonic’s senior subordinated 8.625% notes as of December 31, 2003 were $293.4 million and $271.5 million, respectively.

The fair value (as determined by market quotations) of Sonic’s convertible subordinated notes as of December 31, 2002 and 2003 was approximately $100.4 million and $122.1 million, respectively. The carrying value of Sonic’s convertible subordinated notes as of December 31, 2002 and 2003 was approximately $126.5 million and $127.0 million, respectively.

Sonic has variable rate notes payable - floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate swaps was approximately $1,190.5 million at December 31, 2002 and $1,294.1 million at December 31, 2003.

Advertising - Sonic expenses advertising costs in the period incurred, net of earned manufacturer credits. Advertising expense amounted to $46.5 million, $59.4 million and $69.5 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Segment Information - Sonic sells similar products and services that exhibit similar economic characteristics, uses similar processes in selling products and services, and sells its products and services to similar classes of customers. As a result of this and the way Sonic manages its business, Sonic has aggregated its operating segments into a single segment for purposes of reporting financial condition and results of operations.

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for asset retirement obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and operation of the asset. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred if a reasonable estimate of fair value can be made for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on Sonic’s consolidated operating results, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires the recognition of a liability for certain guarantees issued or modifications to existing guarantees made after December 31, 2002 and clarifies disclosure requirements for certain guarantees. The adoption of FIN No. 45 did not have a material effect on Sonic’s consolidated operating results, financial position, or cash flows.

In January 2003, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” In accordance with Issue No. 02-16, which was effective January 1, 2003, payments received from manufacturers for floor plan assistance and certain types of advertising allowances should be recorded as a reduction of the cost of inventory and recognized as a reduction of cost of sales when the inventory is sold. Previous practice was to recognize such payments as a reduction of cost of sales at the time of vehicle purchase. The cumulative effect of the adoption of Issue No. 02-16 resulted in a decrease to income of $5.6 million, net of applicable income taxes of $3.3 million for 2003. Had the guidance from Issue No. 02-16 been retroactively applied, results of operations and net income per share for 2001 and 2002 would not have been materially different from the previously reported results.

In July 2003, the EITF reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue 03-10 requires certain consideration offered directly from manufacturers to consumers to be recorded as a reduction of cost of sales. Issue 03-10 will be effective for fiscal years beginning after December 15, 2003. Sonic is currently evaluating the provisions of Issue 03-10 and has not determined the impact on Sonic’s consolidated operating results, financial position and cash flows.

2. Business Acquisitions and Dispositions

Acquisitions

Sonic generally seeks to acquire larger, well managed dealerships or multiple franchise dealership groups located in metropolitan or high growth suburban markets. Sonic also looks to acquire single franchise dealerships that will allow Sonic to capitalize on professional management practices and provide greater breadth of products and services in existing markets. Occasionally, Sonic acquires dealerships that have under performed the industry average, but represent attractive franchises or have attractive locations that would immediately benefit from Sonic’s professional management.

During 2003, Sonic acquired 13 dealerships located in Colma, California; Oklahoma City, Oklahoma; Denver, Colorado; Calabasas, California; Mesquite, Texas; Houston, Texas; Ann Arbor, Michigan; Santa Clara, California; San Jose, California; Stone Mountain, Georgia; and Torrance, California, and three collision centers for an aggregate purchase price of approximately $68.8 million in cash, net of cash acquired. In addition to these automotive dealership and collision center acquisitions, Sonic acquired certain assets which will provide locations for future operations. The accompanying consolidated balance sheet as of December 31, 2003 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the dates of acquisition and are subject to final adjustment. As a result of these allocations and adjustments for previously recorded acquisitions, Sonic has recorded the following:

•	$15.0 million of intangible assets representing rights acquired under franchise agreements;

•	$4.9 million of intangible assets representing favorable (relative to market prices at acquisition) real estate leases (net of $0.1 in accumulated amortization at December 31, 2003). These assets are amortized over the remaining life of the associated real estate lease. As of December 31, 2003, the weighted-average amortization period was 16.9 years;

•	$5.1 million of goodwill related to the final adjustment of purchase price allocations for primarily income tax matters and expenditures related to 2002 acquisitions; and

•	$42.4 million of goodwill, of which approximately $40.0 million is expected to be tax deductible.

During 2002, Sonic acquired 31 dealerships for approximately $202.4 million in cash. During 2001, Sonic acquired twelve dealerships for approximately $129.9 million in cash.

In addition, Sonic has entered into agreements to purchase nine franchises. The acquisitions of the nine franchises are expected to close in the second quarter in 2004 and will be paid for in cash.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if all of the above acquisitions had occurred at the beginning of the year in which the acquisitions were completed, and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floorplan interest expense resulting from renegotiated floorplan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions actually been completed at the beginning of the periods presented. The pro forma results are also not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2002	2003
Total revenues	$7,374,771	$7,201,495
Gross profit	1,127,628	1,099,866
Income before cumulative effect of change in accounting principle	110,352	76,104
Net income	110,352	70,096
Diluted income per share	2.56	1.65

Dispositions

During 2003, Sonic disposed of 14 franchises and terminated 4 franchises, resulting in the closing of nine dealerships and six collision centers. These disposals generated cash proceeds of $26.4 million. The sale of these franchises resulted in a net gain of $5.3 million, which is included in discontinued operations on the accompanying consolidated statement of income for 2003. The gain was net of $13.0 million in goodwill and $1.3 million in franchise assets associated with these franchises.

In conjunction with franchise dispositions, Sonic generally agrees to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. Sonic’s maximum liability associated with these general indemnifications was $15.8 million at December 31, 2003. These indemnifications expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

In addition to the dispositions described above, as of December 31, 2003, Sonic had approved the sale of 22 additional franchises, which will result in the closing of 15 dealerships. These franchises are generally franchises with unprofitable operations. The operating results of these franchises are included in discontinued operations on the accompanying consolidated statements of income. Long lived assets to be disposed of in connection with franchises not yet sold, consisting primarily of property, equipment, goodwill and other intangible assets, totaled approximately $14.5 million at December 31, 2002 and $23.5 million at December 31, 2003 and have been classified in assets held for sale in the accompanying consolidated balance sheets. Goodwill classified as assets held for sale totaled approximately $9.9 million and $11.2 million at December 31, 2002 and December 31, 2003, respectively. Other assets and liabilities to be disposed in connection with these franchises include inventories and related notes payable - floor plan. Revenues associated with franchises classified as discontinued operations were $957.3 million and $564.2 million for 2002 and 2003, respectively. The pre-tax loss (before gains or losses on the sale of disposed dealerships) associated with franchises classified as discontinued operations were $5.4 million and $14.2 million for 2002 and 2003, respectively.

3. Inventories and Related Notes Payable – Floor Plan

Inventories consist of the following:

	(Dollars in thousands) December 31,
	2002	2003
New vehicles	$733,757	$825,189
Used vehicles	111,884	126,872
Parts and accessories	50,860	49,782
Other	32,949	45,066

Total	$929,450	$1,046,909

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan credit facilities with Chrysler Financial Company, LLC (“Chrysler Financial”), Ford Motor Credit Company (“Ford Credit”), General Motors Acceptance Corporation (“GMAC”), Toyota Motor Credit Corporation (“Toyota Credit”) and Bank of America, N.A. These floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s floor plan facilities was 3.56% for 2002 and 2.76% for 2003. Sonic’s floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance. In accordance with guidance from EITF Issue No. 02-16, floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In 2003, Sonic recognized approximately $36.3 million in manufacturer assistance, which resulted in an effective borrowing rate under the floor plan facilities of 0%. Interest payments under each of Sonic’s floor plan facilities are due monthly, and Sonic is generally not required to make principal repayments prior to the sale of the vehicles.

The balances outstanding under these floor plan facilities are due when the related vehicles are sold and are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all restrictive covenants as of December 31, 2003.

4. Property and Equipment

Property and equipment consists of the following:

	(Dollars in thousands) December 31,
	2002	2003
Land	$5,983	$7,653
Building and improvements	42,201	68,936
Office equipment and fixtures	31,616	35,061
Parts and service equipment	22,485	26,689
Company vehicles	8,211	8,050
Construction in progress	33,637	9,262

Total, at cost	144,133	155,651
Less accumulated depreciation	(22,197)	(30,295)

Property and equipment, net	$121,936	$125,356

Interest capitalized in conjunction with construction projects was approximately $1.4 million, $2.5 million and $3.0 million for the years ended December 31, 2001, 2002, and 2003, respectively.

In addition to the amounts shown above, Sonic incurred approximately $38.4 million as of December 31, 2002 and $65.5 million in real estate and construction costs as of December 31, 2003 on facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in assets held for sale on the accompanying consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic sold $9.0 million, $26.4 million and $41.4 million in 2001, 2002 and 2003, respectively, in dealership properties in sale-leaseback transactions which resulted in no material gains and losses. Sonic has no continuing involvement or obligations under these arrangements other than lease payments.

5. Long-Term Debt

Long-term debt consists of the following:

	(Dollars in thousands) December 31
	2002	2003
$500 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR (1.12% at December 31, 2003), collateralized by all assets of Sonic, expiring October 31, 2006	$330,718	$285,523
Senior Subordinated Notes bearing interest at 11%	182,360	—
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013	—	275,000
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009	130,100	130,100
$50 million revolving construction line of credit with Toyota Credit bearing interest at 2.25 percentage points above LIBOR and maturing December 31, 2007, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets	—	4,568
$100 million revolving real estate acquisition line of credit with Toyota Credit bearing interest at 2.00 percentage points above LIBOR and maturing December 31, 2012, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets	—	5,470
Other notes payable (primarily equipment notes)	4,137	2,201

	$647,315	$702,862
Less unamortized discount, net of premiums	(7,006)	(6,420)
Less fair value of Variable Swaps	—	(157)
Less current maturities	(2,764)	(1,387)

Long-term debt	$637,545	$694,898

Future maturities of long-term debt are as follows:

Year ending December 31,	(Dollars in thousands)
2004	$1,387
2005	814
2006	285,523
2007	4,568
2008	—
Thereafter	410,570

Total	$702,862

The Revolving Facility

At December 31, 2003, Sonic’s Revolving Facility (the “Revolving Facility”) with Ford Credit, Chrysler Financial, Bank of America, N.A. and Toyota Credit had a borrowing limit of $500.0 million, subject to a borrowing base calculated on the basis of receivables, inventory and equipment and a pledge of certain additional collateral by one of Sonic’s affiliates (the borrowing base was approximately $536.5 million at December 31, 2003). The amounts outstanding under the Revolving Facility bore interest during 2003 at 2.55 percentage points above LIBOR. The Revolving Facility includes an annual commitment fee equal to 0.25% of the unused portion of the Revolving Facility. Balances under Sonic’s Revolving Facility are guaranteed by Sonic’s operating subsidiaries. Two additional banks have agreed to commit $50.0 million to the Revolving Facility which will increase the borrowing limit to $550.0 million.

Sonic agreed under the Revolving Facility not to pledge any assets to any third party (with the exception of currently encumbered assets of Sonic’s dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants restricting or prohibiting the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants include specified ratios of:

Covenant	Required
Current ratio	>1.23
Fixed charge coverage	>1.40
Interest coverage	>2.00
Adjusted debt to EBITDA	<2.25

Sonic was in compliance with all of the above financial covenants as of December 31, 2003.

In addition, the loss of voting control over Sonic by O. Bruton Smith, Chairman and Chief Executive Office, Scott Smith, Chief Strategic Officer and Vice Chairman, and their spouses or immediate family members or Sonic’s failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in Sonic’s dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic was in compliance with all restrictive covenants as of December 31, 2003.

Senior Subordinated 11% and 8.625% Notes

On August 12, 2003, Sonic issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) in a private offering to qualified institutional buyers as defined by the Securities Act of 1933 (the “Act”). The net proceeds, before expenses, of approximately $194.3 million together with an advance from the Revolving Facility, were used to redeem all of the 11% senior subordinated notes due 2008 (the “11% Notes”) for $194.6 million which included accrued but unpaid interest and the redemption premium of 5.5% on September 10, 2003. A resulting loss of $13.9 million, which includes the redemption premium and the write-off of unamortized discounts and deferred debt issuance costs is included in other income/(expense) in the accompanying consolidated statement of income for 2003. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Sonic’s obligations under the 8.625% Notes are guaranteed by its operating domestic subsidiaries.

On November 19, 2003 Sonic issued an additional $75.0 million in aggregate principal amount of the 8.625% Notes in an add-on private offering to qualified institutional buyers as defined by the Act. The net proceeds, before expenses, of approximately $78.9 million, were used to pay down the Revolving Facility. This $75.0 million issuance contains the same provisions and terms as the $200.0 million issuance on August 15, 2003.

In 2002, Sonic repurchased $17.6 million in aggregate principal amount of the 11% Notes on the open market for approximately $18.2 million. A resulting loss of $1.1 million, net of write-offs of unamortized discounts and deferred debt issuance costs, is included in other income/(expense) in the accompanying consolidated statement of income for 2002.

The indentures governing the 8.625% Notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge any assets to any third party except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic was in compliance with all restrictive covenants as of December 31, 2003.

Convertible Senior Subordinated Notes

On May 7, 2002, Sonic issued $149.5 million in aggregate principal amount of 5 1/4% convertible senior subordinated notes due 2009 (the “Convertibles”) with net proceeds, before expenses, of approximately $145.1 million. The net proceeds were used to repay a portion of the amounts outstanding under the Revolving Facility. The Convertibles are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at Sonic’s option after May 7, 2005. Sonic’s obligations under the Convertibles are not guaranteed by any of Sonic’s subsidiaries.

The Convertibles are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of the Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading-day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the Convertibles will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, and will be subject to adjustment for certain distributions on, or other changes in the Class A common stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert the Convertibles into shares of the Class A common stock at any time after a 10 consecutive trading-day period in which the average of the trading day prices for the Convertibles for that 10 trading-day period is less than 103% of the average conversion value for the Convertibles during that period. The conversion value is equal to the product of the closing sale price for Sonic’s Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principal amount of Convertibles is then convertible. Neither of these conversion features were satisfied during 2003.

In the year ended December 31, 2002, Sonic repurchased $19.4 million in aggregate principal amount of the Convertibles on the open market for approximately $14.5 million. A resulting gain of $4.3 million, net of write-offs of unamortized discounts and deferred debt issuance costs, is included in other income/(expense) in the accompanying consolidated statement of income for 2002. Sonic did not repurchase any Convertibles in 2003.

The Mortgage Facility

Sonic has a revolving real estate and construction (the “Construction Loan”) and mortgage refinancing (the “Permanent Loan”) line of credit with Toyota Credit (collectively, “The Mortgage Facility”). Under the Construction Loan, Sonic’s dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until November 2007. All advances will mature on December 31, 2007, bear interest at 2.25 percentage points above LIBOR and are secured by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets.

Under the Permanent Loan, Sonic can refinance up to $100.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until December 2007. All advances under the Permanent Loan mature on December 31, 2012, bear interest at 2.00% above LIBOR and are secured by the same collateral provided under the Construction Loan.

The Mortgage Facility allows Sonic to borrow up to $100.0 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by O. Bruton Smith, B. Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of December 31, 2003.

Subsidiary Guarantees

Balances outstanding under Sonic’s Revolving Facility, Mortgage Facility and 8.625% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic subsidiary that is not a guarantor is considered to be minor as defined by the Securities and Exchange Commission (the “SEC”).

Payable to the Company’s Chairman

In 2003, Sonic repaid the $5.5 million payable to the Company’s Chairman.

6. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	2001	2002	2003
Current:
Federal	$34,675	$45,588	$37,082
State	4,353	5,675	3,390

	39,028	51,263	40,472
Deferred	12,068	16,164	5,738

Total provision for income taxes for continuing operations	$51,096	$67,427	$46,210

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	2001	2002	2003
Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	1.75	2.57	0.50
Nondeductible goodwill amortization	1.28	—	—
Other	0.62	0.46	(1.03)

Effective tax rate	38.65%	38.03%	34.47%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities as of December 31 are as follows:

	2002	2003
Deferred tax assets:
Allowance for bad debts	$715	$504
Accruals and reserves	11,173	15,431
Fair value of Fixed Swaps	4,122	2,825
Net operating loss carryforwards	7,778	10,456
Other	326	127

Total deferred tax assets	24,114	29,343
Deferred tax liabilities:
Basis difference in inventory	(6,585)	(3,801)
Basis difference in property and equipment	(7,594)	(10,399)
Basis difference in goodwill	(44,924)	(79,816)
Other	(3,612)	(2,917)

Total deferred tax liability	(62,715)	(96,933)

Net deferred tax liability	$(38,601)	$(67,590)

Net current deferred tax assets are recorded in other current assets on the accompanying consolidated balance sheets. At December 31, 2003, Sonic had state net operating loss carryforwards of $183.1 million that will expire between 2012 and 2023.

7. Related Parties

Registration Rights Agreement

Prior to the Company’s initial public offering, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 with Sonic Financial Corporation (“SFC”), O. Bruton Smith, B. Scott Smith and William S. Egan (collectively, the “Class B Registration Rights Holders”). SFC currently owns 8,881,250 shares of Class B common stock; Bruton Smith, 2,171,250 shares; and Scott Smith, 976,875 shares; all of which are covered by the Registration Rights Agreement. The Egan Group LLC, an assignee of Mr. Egan, also owns certain shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic’s charter, offers and sales of shares of Class B common stock are registered with the SEC, then such shares will automatically convert into a like number of shares of Class A common stock.

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

Dealership Leases

Sonic leases three dealership properties in Northern California from the Price Trust. Tom Price, who served as Sonic’s Vice Chairman until December 2002, and his wife are the sole beneficiaries of the Price Trust. Lease costs associated with these leases was approximately $1.3 million in 2001, $2.3 million 2002 and $2.4 million in 2003.

Sonic leases three dealership properties in Northern California from Bay Automotive, LLC, in which Mr. Price owns a 50% interest. Annual aggregate rent under these leases was approximately $2.2 million in 2001, $2.6 million in 2002 and $1.7 million in 2003.

Sonic leases office space in Charlotte from a subsidiary of SFC for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $0.3 million in 2001, $0.4 million in 2002 and $0.5 million in 2003.

Other Transactions

Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic incurred costs of approximately $0.6 million in 2001, $1.2 million in 2002 and $1.5 million in 2003 for the use of these aircrafts.

Certain of Sonic’s dealerships purchase the Z-Max oil additive product from Oil Chem Research Company, a subsidiary of Speedway Motorsports, Inc. (“SMI”), for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $0.7 million in 2001, $1.8 million in 2002 and $1.8 million in 2003.

Sonic and its dealerships frequently purchase apparel items, which are screen-printed with Sonic and dealership logos, as part of internal marketing and sales promotions. Sonic and its dealerships purchase such items from several companies, including Speedway Systems, LLC, a company owned by SMI. Total purchases from Speedway Systems by Sonic and its dealerships totaled approximately $0.2 million in 2001, $0.4 million in 2002 and $0.2 million in 2003.

Sonic donates money throughout the year to Speedway Children’s Charities, a non-profit organization founded by O. Bruton Smith. O. Bruton Smith and B. Scott Smith are both board members of Speedway Children’s Charities. Donations to this organization amounted to $0.2 million, $0.2 million, and $0.4 million in 2001, 2002, and 2003, respectively.

8. Capital Structure and Per Share Data

Preferred Stock – Sonic has 3 million shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2003 and 2002.

Common Stock – Sonic has two classes of common stock. Sonic has authorized 100 million shares of Class A common stock at a par value of 0.01 per share. Class A common stock entitles its holder to one vote per share. There were 29,111,542 and 29,192,549 shares outstanding at December 31, 2002 and 2003, respectively. Sonic has also authorized 30 million shares of Class B common stock at a par value of $.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic’s charter.

Share Repurchases – Sonic’s Board of Directors has authorized Sonic to expend up to $165 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 2003, Sonic had repurchased a total of 9,410,166 shares of Class A common stock at an average price per share of approximately $13.95 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. Subsequent to December

31, 2003, Sonic repurchased an additional 186,800 shares of Class A common stock for approximately $4.2 million. As of March 1, 2004, Sonic had $29.5 million remaining under the Board’s authorization.

Per Share Data – The calculation of diluted income per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants and Class A convertible preferred stock. The following table illustrates the dilutive effect of such items on net income per share:

	For the Year Ended December 31, 2003
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Cumulative Effect of Change in Accounting Principle		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Net Income Per Share	40,920	$87,835	$2.15	$(10,656)	$(0.26)	$(5,619)	$(0.14)	$71,560	$1.75
Effect of Dilutive Securities:
Stock Compensation Plans	1,500
Warrants	1

Diluted Net Income Per Share	42,421	$87,835	$2.07	$(10,656)	$(0.25)	$(5,619)	$(0.13)	$71,560	$1.69

	For the Year Ended December 31, 2002
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Cumulative Effect of Change in Accounting Principle		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Net Income Per Share	41,728	$109,893	$2.63	$(3,329)	$(0.08)	$—	$—	$106,564	$2.55
Effect of Dilutive Securities:
Stock Compensation Plans	1,428
Warrants	2

Diluted Net Income Per Share	43,158	$109,893	$2.55	$(3,329)	$(0.08)	$—	$—	$106,564	$2.47

	For the Year Ended December 31, 2001
	Shares	Income From Continuing Operations		Income From Discontinued Operations		Cumulative Effect of Change in Accounting Principle		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Net Income Per Share	40,541	$81,111	$2.00	$(1,782)	$(0.04)	$—	$—	$79,329	$1.96
Effect of Dilutive Securities:
Stock Compensation Plans	1,048
Warrants	14
Convertible Preferred	6

Diluted Net Income Per Share	41,609	$81,111	$1.95	$(1,782)	$(0.04)	$—	$—	$79,329	$1.91

In addition to the stock options included in the table above, options to purchase approximately 2,138,000 and 1,167,000 shares of Class A common stock were outstanding during the years ended December 31, 2002 and 2003, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive. There were no antidilutive options at December 31, 2001.

9. Employee Benefit Plans

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. In accordance with the formula in the 401(K) plan agreement, contributions by Sonic to the plan were $2.0 million in 2001, $4.0 million in 2002 and $3.8 million in 2003.

Stock Option Plans

Sonic currently has three option plans, the Sonic Automotive, Inc. 1997 Stock Option Plan (the “Stock Option Plan”), the Sonic Automotive, Inc. Formula Stock Option Plan (the “Directors’ Plan”), and the FirstAmerica Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”) (collectively, the “Stock Option Plans”).

The Stock Option Plan was adopted by the Board of Directors in order to attract and retain key personnel and currently authorizes the issuance of options to purchase 9.0 million shares of Class A common stock. Under the Stock Option Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant.

The Directors’ Plan authorizes options to purchase up to an aggregate of 600,000 shares of Class A common stock. Under the plan, each outside director shall be awarded on or before March 31 of each year an option to purchase 10,000 shares at an exercise price equal to the fair market value of the Class A common stock at the date of the award. Options granted under the Directors’ Plan become exercisable after six months and expire ten years from their date of grant.

A summary of the status of the Stock Option Plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
	(shares in thousands)
Outstanding at December 31, 2000	5,061	$2.85 - 15.44	$10.06
Granted	1,156	7.01 - 16.51	12.79
Exercised	(990)	2.85 - 15.44	8.88
Forfeited	(379)	7.94 - 15.44	10.57

Outstanding at December 31, 2001	4,848	2.85 - 16.51	10.91
Granted	1,763	16.20 - 37.50	29.68
Exercised	(794)	2.85 - 16.51	9.70
Forfeited	(232)	7.25 - 37.50	18.04

Outstanding at December 31, 2002	5,585	2.85 - 37.50	16.57
Granted	1,211	14.40 - 26.36	16.96
Exercised	(937)	2.85 - 26.92	10.72
Forfeited	(302)	7.94 - 37.50	24.94

Outstanding at December 31, 2003	5,557	2.85 - 37.50	17.26

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Shares Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable at December 31, 2003	Weighted Average Exercise Price
(shares in thousands)
$2.85	20	3.5	$2.85	20	$2.85
2.86 - 7.50	195	4.0	6.17	192	6.15
7.51 - 11.25	1,617	5.0	9.30	1,453	9.18
11.26 - 15.00	242	8.2	14.15	137	13.95
15.01 - 18.75	2,351	7.7	15.95	1,295	15.95
26.25 - 30.00	371	8.8	27.28	123	28.67
37.50	761	8.4	37.50	254	37.50

	5,557	7.0	$17.26	3,474	$14.43

Employee Stock Purchase Plan and Nonqualified Employee Stock Purchase Plan

The Board of Directors and stockholders of Sonic adopted the Sonic Automotive, Inc. Employee Stock Purchase Plan (the “ESPP”) to attract and retain key personnel. The ESPP authorizes the issuance of options to purchase 3.0 million shares of Class A common stock. Under the terms of the ESPP, on January 1 of each year all eligible employees electing to participate will be granted an option to purchase shares of Class A common stock. Sonic’s Compensation Committee of the Board of Directors will annually determine the number of shares of Class A common stock available for purchase under each award. The purchase price at which Class A common stock will be purchased through the ESPP will be 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the applicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise dates are the last trading days on the New York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. ESPP options will expire on the last exercise date of the calendar year in which granted.

The Board of Directors of Sonic adopted the Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan (the “Nonqualified ESPP”) to provide options to purchase Class A common stock to employees of Sonic’s subsidiaries that are not eligible to participate in the ESPP. Employees of Sonic who are eligible to participate in the ESPP are not eligible to participate in the Nonqualified ESPP. Under the terms of the Nonqualified ESPP, on January 1 of each year all employees eligible to participate in the Nonqualified ESPP and who elect to participate in the Nonqualified ESPP will be granted an option to purchase shares of Class A common stock. Sonic’s Compensation Committee will annually determine the number of shares of Class A common stock available for purchase under each award.

The purchase price at which Class A common stock will be purchased through the Nonqualified ESPP will be 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the applicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise dates are the last trading days on the New York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. Nonqualified ESPP options will expire on the last exercise date of the calendar year in which granted. In adopting the Nonqualified ESPP the Board of Directors authorized options for 300,000 shares of Class A common stock to be granted under the Nonqualified ESPP.

Under both the ESPP and the Nonqualified ESPP, Sonic issued options exercisable for approximately 456,000, 931,500 and 1,060,500 shares in 2001, 2002 and 2003, respectively. Sonic issued approximately 282,000, 237,000 and 416,000 shares to employees in 2001, 2002 and 2003 at a weighted average purchase price of $5.84, $17.78 and $12.50 per share, respectively. The weighted average fair value of shares granted under both the ESPP and the Nonqualified ESPP was $10.94, $4.92 and $7.39 per share in 2001, 2002 and 2003, respectively.

10. Commitments and Contingencies

Facility Leases

The Company leases facilities for the majority of its dealership operations under operating lease arrangements. These lease arrangements generally have fifteen to twenty year terms with one or two five year renewal options and do not contain provisions for contingent rent. Minimum future rental payments and sub-leases to be received as required under noncancelable operating leases are as follows:

	(Dollars in thousands)
Year ending December 31,	Future Minimum Rental Payments	Receipts from Future Subleases
2004	$112,861	$(6,488)
2005	109,865	(5,973)
2006	107,584	(6,066)
2007	100,013	(5,475)
2008	94,890	(3,821)
Thereafter	766,722	(11,858)

Total rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately $54.3 million, $64.8 million and $79.4 million, respectively.

Other Matters

In accordance with the terms of Sonic’s operating lease agreements, Sonic’s dealership subsidiaries, acting as lessees, generally agree to indemnify the lessor from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities and repairs to leased property upon termination of the lease. In addition, Sonic has generally agreed to indemnify the lessor in the event of a breach of the lease by the lessee.

In accordance with the terms of agreements entered into for the sale of Sonic’s dealership franchises, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental liabilities and liabilities resulting from the breach of representations or warranties made in accordance with the agreement. Sonic’s maximum liability associated with these general indemnifications was $15.8 million at December 31, 2003. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

In connection with dealership dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, environmental remediation, and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, the total estimated rent payments remaining under such leases as of December 31, 2003 is approximately $47.1 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance.

Sonic is involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. Currently, no legal proceedings are pending against or involve Sonic that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of these proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these proceedings could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows and prospects.

Several of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 Texas dealerships are named as defendants in the other action. The three actions allege that since January 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In two of the actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. The Texas Court of Appeals has affirmed the trial court’s order of class certification in the state actions. Our dealership subsidiary defendants and the other Texas dealership defendants are appealing that ruling to the Texas Supreme Court. The federal court has conditionally certified a class of consumers in the federal antitrust case. Our dealership subsidiary defendants and the other Texas dealership defendants are also appealing that ruling to the U.S. Court of Appeals, Fifth Circuit.

If the TADA matters are not settled, we intend to vigorously defend ourselves and assert available defenses. In addition, we may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the

TADA matters may result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations and cash flows.

11. Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic’s results of operations as presented in the consolidated statements of income by quarter for 2002 and 2003.

	(Dollars in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2002:
Total revenues	$1,383,130	$1,699,010	$1,780,782	$1,594,333
Gross profit	$221,082	$264,852	$271,946	$251,655
Net income	$22,079	$31,488	$31,590	$21,407
Net income per share - Basic	$0.54	$0.74	$0.75	$0.52
Net income per share - Diluted	$0.52	$0.71	$0.73	$0.51
Year Ended December 31, 2003:
Total revenues	$1,578,060	$1,823,115	$1,911,936	$1,721,104
Gross profit	$251,397	$276,294	$284,861	$261,139
Income before cumulative effect of change in accounting principle	$17,304	$28,516	$17,541	$13,818
Net income	$11,685	$28,516	$17,541	$13,818
Net income per share - Basic	$0.28	$0.70	$0.43	$0.34
Net income per share - Diluted	$0.28	$0.68	$0.41	$0.32

(1)	Operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Parts and service demand remains more stable throughout the year.

(2)	The sum of diluted net income per share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.

(3)	Amounts presented differ from amounts previously reported on Form 10-Q due to classification of certain franchises in discontinued operations in accordance with SFAS No. 144.