Form 10-Q
period 2004-03-31
SONIC AUTOMOTIVE INC
filed 2004-05-05
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 29,285,115 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues:
New vehicles	$931,330	$1,008,352
Used vehicles	276,527	290,191
Wholesale vehicles	98,631	114,458

Total vehicles	1,306,488	1,413,001
Parts, service and collision repair	223,304	246,897
Finance, insurance and other	46,183	43,895

Total revenues	1,575,975	1,703,793
Cost of sales	1,324,578	1,436,180

Gross profit	251,397	267,613
Selling, general and administrative expenses	203,938	214,079
Depreciation	2,274	3,720

Operating income	45,185	49,814
Other income / (expense):
Interest expense, floor plan	(5,522)	(5,955)
Interest expense, other	(9,525)	(8,335)
Other income, net	71	27

Total other expense	(14,976)	(14,263)

Income from continuing operations before taxes and cummulative effect of change in accounting principle	30,209	35,551
Provision for income taxes	11,148	13,171

Income from continuing operations before cummulative effect of change in accounting principle	19,061	22,380
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(2,915)	(375)
Income tax benefit	1,158	180

Loss from discontinued operations	(1,757)	(195)

Income before cumulative effect of change in accounting principle	17,304	22,185
Cumulative effect of change in accounting principle, net of tax benefit of $3,325	(5,619)	—

Net income	$11,685	$22,185

Basic net income (loss) per share:
Income per share from continuing operations	$0.47	$0.54
Loss per share from discontinued operations	(0.05)	—

Income per share before cumulative effect of change in accounting principle	0.42	0.54
Cumulative effect of change in accounting principle	(0.14)	—

Net income per share	$0.28	$0.54

Weighted average common shares outstanding	40,931	41,193

Diluted net income (loss) per share:
Income per share from continuing operations	$0.46	$0.53
Loss per share from discontinued operations	(0.04)	(0.01)

Income per share before cumulative effect of change in accounting principle	0.42	0.52
Cumulative effect of change in accounting principle	(0.14)	—

Net income per share	$0.28	$0.52

Weighted average common shares outstanding	41,757	42,599

Dividends declared per common share	$—	$0.10

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	March 31, 2004 (Unaudited)
ASSETS
Current Assets:
Cash	$82,082	$39,475
Receivables, net	306,498	310,613
Inventories	1,046,909	1,096,550
Assets held for sale	88,990	83,941
Other current assets	29,718	35,949

Total current assets	1,554,197	1,566,528
Property and equipment, net	125,356	133,003
Goodwill, net	909,091	932,801
Other intangible assets, net	75,230	77,087
Other assets	22,355	31,227

Total assets	$2,686,229	$2,740,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan	$996,370	$1,021,752
Trade accounts payable	63,577	64,635
Accrued interest	13,851	9,569
Other accrued liabilities	121,744	133,072
Current maturities of long-term debt	1,387	1,123

Total current liabilities	1,196,929	1,230,151
Long-term debt	694,898	698,656
Other long-term liabilities	19,136	20,025
Deferred income taxes	76,933	76,882
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 38,588,913 shares issued and 29,192,549 shares outstanding at December 31, 2003; 38,785,782 shares issued and 29,192,618 shares outstanding at March 31, 2004	384	386
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2003 and March 31, 2004	121	121
Paid-in capital	416,892	419,975
Retained earnings	402,799	420,864
Accumulated other comprehensive loss	(4,419)	(4,499)
Treasury Stock, at cost (9,396,364 shares held at December 31, 2003 and 9,593,164 shares held at March 31, 2004)	(117,444)	(121,915)

Total stockholders’ equity	698,333	714,932

Total liabilities and stockholders’ equity	$2,686,229	$2,740,646

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	38,589	$384	12,029	$121	$416,892	$402,799	$(117,444)	$(4,419)	$698,333
Comprehensive Income:
Net Income						22,185			22,185
Change in fair value of interest rate swap, net of tax benefit of $51								(80)	(80)

Total comprehensive income, net of tax									22,105
Shares issued under stock compensation plans	197	2			2,405				2,407
Income tax benefit associated with stock compensation plans					678				678
Dividends declared ($0.10 per share)						(4,120)			(4,120)
Purchase of treasury stock							(4,471)		(4,471)

Balance at March 31, 2004	38,786	$386	12,029	$121	$419,975	$420,864	$(121,915)	$(4,499)	$714,932

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,685	$22,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,561	3,732
Cumulative effect of change in accounting principle, net of tax	5,619	—
Amortization of debt issue costs	228	182
Equity interest in losses of investees	106	164
Gain on disposal of assets	(1,899)	(708)
Income tax benefit associated with stock compensation plans	61	678
Changes in assets and liabilities that relate to operations:
Receivables	29,981	(4,452)
Inventories	6,779	(54,006)
Other assets	(8,360)	(12,437)
Notes payable - floor plan	(16,346)	30,781
Trade accounts payable and other liabilities	(3,912)	11,647

Total adjustments	14,818	(24,419)

Net cash provided by (used in) operating activities	26,503	(2,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(20,076)	(58,569)
Purchases of property and equipment	(18,074)	(21,338)
Proceeds from sales of property and equipment	2,629	15,066
Proceeds from sales of dealerships	5,185	30,462

Net cash used in investing activities	(30,336)	(34,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving credit facilities	17,357	588
Proceeds from long-term debt	47	—
Payments on long-term debt	(385)	(398)
Purchases of Class A Common Stock	(7,943)	(4,471)
Issuance of shares under stock compensation plans	749	2,407
Dividends paid	—	(4,120)

Net cash provided by (used in) financing activities	9,825	(5,994)

NET INCREASE (DECREASE) IN CASH	5,992	(42,607)
CASH, BEGINNING OF PERIOD	10,576	82,082

CASH, END OF PERIOD	$16,568	$39,475

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instrument (net of tax benefit of of $50 for the three months ended March 31, 2003 and $51 for the three months ended March 31, 2004)	$78	$80
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$20,139	$20,076
Cash paid for income taxes	$4,365	$299

See notes to unaudited consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial information for the three months ended March 31, 2004 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2003, which were included in Sonic’s Annual Report on Form 10-K.

Stock-Based Compensation - Sonic accounts for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded in the accompanying unaudited financial statements. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on net income and earnings per share if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2004
	(Dollars in thousands except per share amounts)
Net income as reported	$11,685	$22,185
Fair value compensation cost, net of tax benefit of $1,075 and $1,148	(1,807)	(1,960)

Pro forma net income	$9,878	$20,225

Basic income (loss) per share:
Net income as reported	$0.28	$0.54
Fair value compensation cost, net of tax	(0.04)	(0.05)

Pro forma net income	$0.24	$0.49

Diluted income (loss) per share:
Net income as reported	$0.28	$0.52
Fair value compensation cost, net of tax	(0.04)	(0.05)

Pro forma net income	$0.24	$0.47

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cumulative Effect of a Change in Accounting Principle - The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” In accordance with Issue No. 02-16, which was effective January 1, 2003, payments received from manufacturers for floor plan assistance and certain types of advertising allowances should be recorded as a reduction of the cost of inventory and recognized as a reduction of cost of sales when the inventory is sold. Previous practice was to recognize such payments as a reduction of cost of sales at the time of vehicle purchase. The cumulative effect of the adoption of Issue No. 02-16 resulted in a decrease to income of $5.6 million, net of income taxes of $3.3 million for the three months ended March 31, 2003.

Reclassifications - Loss from operations of discontinued franchises for the three months ended March 31, 2003 reflects reclassifications from the prior year presentation to include additional franchises sold or identified for sale subsequent to March 31, 2003 which had not been classified as held for sale as of March 31, 2003.

Recent Accounting Pronouncements - In July 2003, the EITF reached a consensus on Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue No. 03-10 requires certain consideration offered directly from manufacturers to consumers to be recorded as a reduction of cost of sales. Issue No. 03-10 was effective January 1, 2004. The adoption of Issue No. 03-10 had no effect on Sonic’s consolidated operating results, financial position or cash flows.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions:

During the first three months of 2004, Sonic acquired two franchises located in Ontario, California for an aggregate purchase price of approximately $58.6 million in cash, net of cash acquired. The unaudited consolidated balance sheet as of March 31, 2004 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the dates of acquisition and are subject to final adjustment. As a result of these allocations and adjustments for previously recorded acquisitions, Sonic has recorded the following:

•	$3.7 million of intangible assets representing rights acquired under franchise agreements;

•	$47.7 million of goodwill, all of which is expected to be tax deductible; and

•	$(0.3) million of goodwill related to the final adjustment of purchase price allocations for prior year acquisitions.

On April 1, 2004, Sonic purchased eight franchises for approximately $68.2 million comprised of $41.7 million in cash on hand and by borrowings under our Revolving Facility and the assumption of $26.6 million in debt.

Dispositions:

During the first three months of 2004, Sonic sold two franchises. These disposals generated cash of $30.5 million. The sale of these franchises resulted in a net gain of $0.7 million, which is included in discontinued operations on the accompanying unaudited consolidated statement of income for the three month period ended March 31, 2004. The gain was net of $25.5 million in goodwill associated with these franchises.

In conjunction with the dispositions in the first three months of 2004, Sonic has agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. There is no additional liability associated with current year dispositions related to subleases. However, Sonic’s maximum liability associated with general indemnifications increased by $30.9 million as a result of these dispositions. These indemnifications expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

In addition to the dispositions described above, as of March 31, 2004, Sonic had approved the sale of 14 dealerships, representing 21 franchises. These dealerships are generally franchises with unprofitable operations. The operating results of these franchises are included in discontinued operations on the accompanying unaudited consolidated statements of income. Long lived

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

assets to be disposed of in connection with franchises not yet sold, consisting primarily of property, equipment, goodwill and other intangible assets, totaled approximately $23.4 million at March 31, 2004 and have been classified in assets held for sale in the accompanying unaudited consolidated balance sheet. Goodwill classified as assets held for sale totaled approximately $9.4 million and $11.2 million at March 31, 2004 and December 31, 2003, respectively. Other assets and liabilities to be disposed in connection with these dispositions include inventories and related notes payable - floor plan. Revenues associated with franchises classified as discontinued operations were $164.1 million and $124.8 million for the three months ended March 31, 2003 and 2004, respectively. The pre-tax loss (before gains or losses on the sale of disposed franchises) associated with franchises classified as discontinued operations were $4.8 and $1.1 million for the three months ended March 31, 2003 and 2004, respectively.

3. INVENTORIES

Inventories consist of the following:

	December 31, 2003	March 31, 2004
	(Dollars in thousands)
New vehicles	$825,189	$863,334
Used vehicles	126,872	135,012
Parts and accessories	49,782	50,250
Other	45,066	47,954

Total	$1,046,909	$1,096,550

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2003	March 31, 2004
	(Dollars in thousands)
Land	$7,653	$7,538
Building and improvements	68,936	71,270
Office equipment and fixtures	35,061	36,883
Parts and service equipment	26,689	27,898
Company vehicles	8,050	8,338
Construction in progress	9,262	14,711

Total, at cost	155,651	166,638
Less accumulated depreciation	(30,295)	(33,635)

Property and equipment, net	$125,356	$133,003

In addition to the amounts shown above, Sonic incurred approximately $65.5 million in real estate and construction costs as of December 31, 2003 and $62.3 million as of March 31, 2004 on facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in assets held for sale on the accompanying unaudited consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to unaffiliated third parties and enters into long-term operating leases on the facilities. During the first three months of 2004, Sonic sold $12.8 million in dealership properties in sale-leaseback transactions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2003	March 31, 2004
	(Dollars in thousands)
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR and maturing October 31, 2006, collateralized by all of Sonic’s assets (1)	$285,523	$286,203
Senior Subordinated Notes bearing interest at 8.625%, maturing August 15, 2013	275,000	275,000
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009	130,100	130,100
$50 million revolving construction line of credit with Toyota Credit bearing interest at 2.25 percentage points above LIBOR and maturing December 31, 2007, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets (2)	4,568	4,568
$100 million revolving real estate acquisition line of credit with Toyota Credit bearing interest at 2.00 percentage points above LIBOR and maturing December 31, 2012, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets (2)	5,470	5,378
Other notes payable (primarily equipment notes)	2,201	1,803

	$702,862	$703,052
Less unamortized discount, net of unamortized premium	(6,420)	(6,239)
Plus (less) fair value of variable interest rate swaps	(157)	2,966
Less current maturities	(1,387)	(1,123)

Long-term debt	$694,898	$698,656

(1)	During the first quarter of 2004, Sonic increased the borrowing limit on the revolving credit facility from $500.0 million to $550.0 million. In connection with this increase in the borrowing limit, Sonic added two lenders to the revolving credit facility.
(2)	Total combined borrowings under the construction and real estate lines of credit are limited to $100.0 million.

6. PER SHARE DATA

The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, and Class A common stock purchase warrants. The following table illustrates the dilutive effect of such items:

	Three Months Ended March 31,
	2003	2004
	(Shares in thousands)
Basic weighted average number of common shares outstanding	40,931	41,193
Dilutive effect of stock options	825	1,406
Dilutive effect of warrants	1	—

Weighted average number of common shares outstanding, including effect of dilutive securities	41,757	42,599

In addition to the stock options included in the table above, options to purchase 2,725,712 shares and 1,703,050 shares of Class A common stock were outstanding during the three month periods ended March 31, 2003 and 2004, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive. The total amount of stock options outstanding at March 31, 2003 and 2004 were 5,461,693 and 6,975,703, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. CONTINGENCIES

Sonic is involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities.

Several of Sonic’s Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 Texas dealerships are named as defendants in the other action. The three actions allege that since January 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In two of the actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. The Texas Court of Appeals has affirmed the trial court’s order of class certification in the state actions. Our dealership subsidiary defendants and the other Texas dealership defendants are appealing that ruling to the Texas Supreme Court. In April 2004, the Texas Supreme Court issued an order stating that it would not hear the merits of the defendants’ appeal. Sonic’s dealership subsidiary defendants and the other Texas dealership defendants intend to file a motion for reconsideration to the Texas Supreme Court by May 10, 2004 asking the Texas Supreme Court to hear the merits of the defendants’ appeal regarding the class certification. The federal court has conditionally certified a class of consumers in the federal antitrust case. Our dealership subsidiary defendants and the other Texas dealership defendants are also appealing that ruling to the U.S. Court of Appeals, Fifth Circuit.

If the TADA matters are not settled, Sonic and its dealership subsidiaries intend to vigorously defend themselves and assert available defenses. In addition, Sonic or its dealership subsidiaries may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters may result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations and cash flows.

In addition to the TADA matters described above, Sonic is involved in numerous other legal proceedings arising out of the conduct of Sonic’s business. Sonic’s management does not believe that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects. However, the results of these legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these legal proceedings could have a material adverse effect on Sonic’s business, financial condition, results of operations cash flows and prospects.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report for the year ended December 31, 2003 on Form 10-K.

Overview

We are one of the largest automotive retailers in the United States. As of April 30, 2004 we operated 194 dealership franchises, representing 38 different brands of cars and light trucks at 155 locations, and 39 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, warranty, paint and collision repair services, and arrangement of extended warranty contracts, financing and insurance for our customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the three months ended March 31, 2003 and 2004:

	Percentage of New Vehicle Revenues Three Months Ended March 31,
	2003	2004
Brand (1)
Honda	16.7%	13.1%
Cadillac	12.9%	12.9%
Toyota	11.3%	12.1%
General Motors (2)	10.9%	11.5%
BMW	9.6%	10.3%
Ford	12.5%	10.2%
Lexus	4.5%	6.1%
Volvo	3.4%	3.9%
Mercedes	3.2%	3.4%
Chrysler (3)	3.0%	3.2%
Nissan	2.6%	2.8%
Other (4)	5.3%	5.7%
Other Luxury (5)	4.1%	4.8%

Total	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, revenue data in 2003 reflects the reclassification of the results of operations of dealerships sold or identified for sale subsequent to March 31, 2003 which were not previously included in discontinued operations
(2)	Includes Buick, Chevrolet, GMC, Oldsmobile, Saturn and Pontiac
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Hino, Hyundai, Isuzu, KIA, Lincoln, Mercury, Minicooper, Mitsubishi, Scion, Subaru and Volkswagen
(5)	Includes Acura, Audi, Bentley, Hummer, Infiniti, Land Rover, Maybach, Porsche, Rolls Royce and Saab

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date they were acquired. Our unaudited consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to March 31, 2004. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows which would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Operations

Revenues

New Vehicles:

	For the Three Months Ended		Units or $ Change	% Change
	3/31/2003	3/31/2004
New Vehicle Units
Same Store	33,343	32,567	(776)	(2.3)%
Acquisitions	301	2,215	1,914	635.9%

Total As Reported	33,644	34,782	1,138	3.4%

New Vehicle Revenues (in thousands)
Same Store	$923,326	$945,420	$22,094	2.4%
Acquisitions	8,004	62,932	54,928	686.3%

Total As Reported	$931,330	$1,008,352	$77,022	8.3%

New Vehicle Unit Price
Same Store	$27,692	$29,030	$1,338	4.8%

During the first quarter of 2004, total same store new vehicle unit sales declined slightly. Our domestic dealerships’ unit sales decreased 501 units, or 3.6%, while our import dealerships decreased 275 units, or 1.4%, as compared to the same period last year. The industry experienced an increase of 2.2% at domestic dealerships and an increase of 6.6% at import dealerships. Our strongest performing dealerships were GM (excluding Cadillac) (up 302 units, or 7.1%), BMW (up 252 units, or 10.9%) and Lexus (216 units, or 21.3%) as compared to last year. These increases can be attributed to a higher percentage of truck and sports-utility sales and recently released popular new models. These increases were offset by large declines at Honda (down 959 units, or 13.3%) and Ford (down 791 units, or 14.4%). The declines in both Ford and Honda are due to mature product offerings with relatively fewer new models. In addition, our Honda dealerships experienced increased competition and changes in dealership management in several key markets. The strong performing regions included North Los Angeles (up 403 units, or 26.5%), Birmingham/Tennessee (up 259 units, or 17.1%) and North Bay (up 195 units, or 7.8%), all of which have a high concentration of import brands. The under performing regions were Dallas (down 313 units, or 8.1%), Oklahoma (down 285 units, or 18.0%) and Ohio (down 282 units, or 19.3%), all of which have a significant number of domestic brands. Additionally, Dallas and Oklahoma continued to have unemployment rates that exceed the national average.

All of our dealerships, except Honda, experienced price per unit increases during the first quarter of 2004 as compared to the same period in 2003. Volkswagen, Cadillac, Volvo, Infiniti, Nissan, GM (excluding Cadillac) and Lexus experienced significant increases in price per unit due to an increase in truck and sports-utility sales. Honda’s price per unit decreased due to declining demand for a relatively mature product line and increased competition and changes in dealership management in several key markets.

Used Vehicles:

	For the Three Months Ended		Units or $ Change	% Change
	3/31/2003	3/31/2004
Used Vehicle Units
Same Store	16,845	16,359	(486)	(2.9)%
Acquisitions	93	1,019	926	995.7%

Total As Reported	16,938	17,378	440	2.6%

Used Vehicle Revenues (in thousands)
Same Store	$275,082	$275,290	$208	0.1%
Acquisitions	1,445	14,901	13,456	931.2%

Total As Reported	$276,527	$290,191	$13,664	4.9%

Used Vehicle Unit Price
Same Store	$16,330	$16,828	$498	3.0%

During the first quarter of 2004, we continued to see challenging economic conditions in the Central Division (Houston, Dallas and Oklahoma regions). The Central Division accounted for 68.5% of the total same store unit decline. The Central Division

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

historically depends heavily on used vehicle sales, with a significant number of the used car sales generated from sub-prime credit customers. The availability of credit in the sub-prime category continued to be tight due to certain national lenders reducing their exposure in this area and other lenders increasing credit standards. We are continuing to mitigate the effect of this tightening by utilizing regional finance sources to replace the national lenders. Our strong performing regions in the first quarter of 2004, as compared to the same period last year, included Birmingham/Tennessee (up 259 units, or 33.9%), North Carolina/South Carolina (up 165 units, or 10.2%) and our Las Vegas market (up 124 units, or 36.8%). These increases were offset by decreases in our Colorado market (down 285 units, or 26.1%), Oklahoma (down 275 units, or 20.0%), and Alabama/Atlanta (down 176 units, or 10.9%).

Despite the unit sales decline, both used vehicle revenue and the used vehicle price per unit increased. The increases were due to an increase in higher priced, certified pre-owned sales. Certified pre-owned (“CPO”) sales represented 33.3% of total used unit sales in the first quarter of 2004, as compared to 23.4% in the first quarter of 2003, an increase of 42.3%. From 2003 to 2004, the industry CPO increase was 8.8%.

Wholesale Vehicles:

	For the Three Months Ended		Units or $ Change	% Change
	3/31/2003	3/31/2004
Wholesale Vehicle Units
Same Store	12,642	13,089	447	3.5%
Acquisitions	196	344	148	75.5%

Total As Reported	12,838	13,433	595	4.6%

Wholesale Vehicle Revenues (in thousands)
Same Store	$93,001	$102,271	$9,270	10.0%
Acquisitions	5,630	12,187	6,557	116.5%

Total As Reported	$98,631	$114,458	$15,827	16.0%

Wholesale Unit Price
Same Store	$7,357	$7,813	$456	6.2%

During the first quarter of 2004, total same store wholesale unit sales increased due to increased sales at our import dealerships. Our import dealerships’ wholesale unit volume increased 556 units, or 8.3%, for the three months ended March 31, 2004 as compared to the same period last year. The import dealerships’ increases were primarily attributable to Volvo (up 151 units, or 47.3%), Toyota (up 136 units, or 8.8%) and Volkswagen (up 123 units, or 69.1%). Import dealership increases were partially offset by unit sales decreases at our domestic dealerships of 109 units, or 1.8%, for the quarter ended March 31, 2004 as compared to March 31, 2003. These declines were due to Ford’s wholesale unit sales decreasing 213 units, or 11.0%.

The wholesale price per unit increase can be attributed to luxury dealerships (which receive higher priced trade-ins) representing 20.0% of total wholesale units sold in the first quarter of 2004, and only 17.6% in the first quarter of 2003. In addition, industry wholesale prices have begun to trend upward over the last six months.

Parts, Service and Collision Repair (“Fixed Operations”):

	For the Three Months Ended		$ Change	% Change
	3/31/2003	3/31/2004
Parts, Service and Collision Repair (in thousands)
Same Store	$221,680	$232,386	$10,706	4.8%
Acquisitions	1,624	14,511	12,887	793.5%

Total As Reported	$223,304	$246,897	$23,593	10.6%

Same store parts, service, and collision revenues increased primarily from strong performance at our import dealerships. Parts and service revenues at our import dealerships increased $11.5 million, or 10.3%, while our domestic dealerships declined $1.5 million, or 1.6% for the quarter ended March 31, 2004. Our BMW, Honda and Volvo dealerships all experienced significant increases of $4.3 million, or 18.0%, $1.3 million, or 4.3% and $1.1 million, or 10.6%, respectively, for the quarter ended March 31, 2004 as compared to the same period last year. All of these increases were the result of an increase in warranty sales. Our Ford stores were the only brand that experienced significant declines in parts and service revenues, decreasing $2.0 million, or 10.0%, in the first quarter of 2004 as compared to 2003.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Same store collision repairs increased $0.4 million, or 3.1%, to $14.0 million from the first quarter 2003 to the first quarter 2004. This can be attributed to the addition of experienced national personnel solely focused on collision center operations.

Finance and Insurance:

	For the Three Months Ended		$ Change	% Change
	3/31/2003	3/31/2004
Finance & Insurance Revenue (in thousands)
Same Store	$45,201	$40,445	$(4,756)	(10.5)%
Acquisitions	982	3,450	2,468	251.3%

Total As Reported	$46,183	$43,895	$(2,288)	(5.0)%

Total F&I per Unit
Same Store	$901	$827	$(74)	(8.2)%

Same store finance and insurance revenues declined due to a decline in retail unit volume, a restructuring of product offerings, and an industry-wide trend in financing practices. Finance contract revenues decreased $2.1 million, or 10.6%, in the first quarter of 2004, as compared to the same period last year. The decline in finance contract income represented 44.5% of the total same store finance and insurance decline. This decrease was due to an industry-wide trend in which finance companies are basing an increased number of commissions on a flat (per contract) rate, instead of as a percentage of the interest rate spread, thus minimizing the potential commission. Aftermarket income declines, attributable to a restructuring of product offerings, accounted for 30.3% of the total finance and insurance decline as it decreased 16.7% in the first quarter of 2004 from the first quarter of 2003. Service contract income decreased $0.8 million, or 8.9%. This decrease was due to CPO sales being a greater percentage of used unit sales. Certified pre-owned vehicles include a manufacturers’ warranty, thus it is not necessary for the customer to purchase a separate service contract.

Our single brand which experienced a significant increase in finance and insurance revenues was BMW (up 11.5%) due to an increase in unit volume. Our dealerships that experienced the largest declines were Honda (down 25.7%) and Ford (down 23.7%). Both of these declines were due to unit volume decreases.

Gross Profit and Gross Margins

	For the Three Months Ended		$ Change	% Change
	3/31/2003	3/31/2004
Gross Profit (in thousands)
Same Store	$248,643	$250,947	$2,304	0.9%
Acquisitions	2,754	16,666	13,912	505.2%

Total As Reported	$251,397	$267,613	$16,216	6.5%

The overall same store gross profit as a percentage of revenues (“gross margin”) declined to 15.7% for the quarter ended March 31, 2004 from 16.0% for the quarter ended March 31, 2003. This decrease was primarily attributable to the decline in finance and insurance revenues which have a 100% gross margin. Finance and insurance revenues as a percent of total revenues declined to 2.5% from 2.9% for the same period last year. Used vehicle margins also declined to 10.8% from 11.0%, for the quarters ended March 31, 2004 and 2003, respectively. Used margins have declined because our dealerships have been receiving trade-ins requiring additional reconditioning thus reducing profitability. The gross margin declines were partially offset by increases in Fixed Operations margins, which increased to 48.3% from 48.0% during the first quarter of 2004 as compared to the first quarter of 2003. Total gross profit increased because the percent of total revenue that was contributed by Fixed Operations increased to 14.6% from 14.2% for the quarters ended March 31, 2004 and 2003, respectively. New vehicle margins remained stable at 7.4% for the quarters ended March 31, 2004 and 2003.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses (“SG&A”)

	For the Three Months Ended		$ Change	% Change
	3/31/2003	3/31/2004
SG&A (in thousands)
Same Store	$196,222	$192,528	$(3,694)	(1.9)%
Acquisitions	7,716	21,551	13,835	179.3%

Total As Reported	$203,938	$214,079	$10,141	5.0%

For the three months ended March 31, 2004, total SG&A as a percentage of gross profits declined to 80.0% from 81.1% in the prior year quarter. This decrease was due to lower advertising and sales compensation expense which were somewhat offset by increases in rent and rent related expenses.

Advertising expenses in the first three months of 2004 and 2003 represented 6.3% and 7.5%, respectively, of total SG&A costs. Overall advertising expenses declined $1.8 million resulting in a ratio of expense to gross profit of 5.1% in the three months ended March 31, 2004, versus 6.1% in the three months ended March 31, 2003. This decrease was the direct result of new centralized procedures to allocate advertising expenditures. As a result of these procedures, we expect future advertising expenses to be less than comparable prior periods.

Compensation expense in the first three months of 2004 and 2003 represented 59.9% and 60.5%, respectively, of total SG&A costs. Compensation expense as a percentage of gross profits declined to 47.9% in 2004 from 49.1% in 2003. In the first quarter of 2004, we began the process of standardizing sales compensation plans. Since this process has not been fully implemented, we expect to realize continued improvement in compensation expense as a percentage of gross profit.

Rent and rent related expenses in the first three months of 2004 and 2003 comprised 14.0% and 12.9%, respectively, of total SG&A costs. Rent and rent related expenses in 2004 increased $3.6 million over the same period last year and as a percentage of gross profits increased to 11.2% from 10.5%. Increases of $2.3 million as a result of dealership acquisitions and $0.8 million related to facility improvement projects contributed to the increase.

Depreciation

	For the Three Months Ended		$ Change	% Change
	3/31/2003	3/31/2004
Depreciation (in thousands)
Same Store	$1,898	$3,057	$1,159	61.1%
Acquisitions	376	663	287	76.3%

Total As Reported	$2,274	$3,720	$1,446	63.6%

The balance of gross property and equipment related to continuing operations, excluding land and construction in progress, increased $32.5 million, or 29.1%, in the first quarter of 2004 compared to the same period in 2003. Of this increase, $18.3 million were related to leasehold improvements. This increase in depreciable property has driven the corresponding increase in depreciation expense.

Floor Plan Interest Expense

The average floor plan interest rate incurred by continuing dealerships was 2.60% for the quarter ended March 31, 2004, compared to 3.24% for the quarter ended March 31, 2003, which reduced interest expense by approximately $1.0 million. This decrease in expense was offset by the effect of an increase in floor plan balances. The average floor plan balance from continuing dealerships increased to $919.3 million during 2004 from $691.7 million during 2003, resulting in increased expense of approximately $1.5 million. Approximately $6.1 million of the increase in the average floor plan balance was due to additional dealerships we acquired in 2004. The remaining increase in the floor plan balance was due to inventory seasonality and inventory optimization efforts.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Our floor plan expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. During the quarter ended March 31, 2004, the amounts we recognized from floor plan assistance exceeded our floor plan interest expense by approximately $3.2 million. In the quarter ended March 31, 2003, floor plan assistance exceeded floor plan interest expense by approximately $2.0 million.

Interest Expense, Other

Changes in interest expense, other in 2004 compared to 2003 are summarized in the schedule below:

Increase/(decrease) (in millions)
Interest rates –
• Decrease in the weighted average interest rate on the Revolving Facility from 4.2% to 3.9%	$(0.1)
• Refinancing $182.4 million of our 11% Senior Subordinated Notes with $200.0 million of 8.625% Senior Subordinated Notes in Q3 2003	(0.7)

Debt balances –
• Lower average balance of the Revolving Facility	(0.6)
• Issuance of an additional $75.0 million of 8.625% Senior Subordinated Notes in Q4 2003	1.6

Other factors –
• Decrease in capitalized interest in first quarter 2004	0.2
• Interest expense related to floating to fixed interest rate swaps	0.1
• Interest savings related to fixed to floating interest rate swaps	(1.3)
• Increase in interest income	(0.5)
• Increase in other interest	0.1

$(1.2)

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

Floor Plan Facilities

The weighted average interest rate for our floor plan facilities was 2.61% and 3.12% for the three months ended March 31, 2004 and 2003, respectively. Our floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance. In the first three months of 2004, we received approximately $9.7 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of 0%. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of March 31, 2004.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Long-Term Debt and Credit Facilities

The Revolving Facility: In the first quarter of 2004, we added two lenders to our Revolving Facility and increased our borrowing limit by $50.0 million. At March 31, 2004 our Revolving Facility had a borrowing limit of $550 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base and availability were approximately $555.3 million and $234.8 million at March 31, 2004, respectively). The amount available to be borrowed under the Revolving Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At March 31, 2004, we had $29.0 million in letters of credit outstanding. The amounts outstanding under the Revolving Facility bore interest during the first quarter of 2004 at 2.55 percentage points above LIBOR. The total outstanding balance was approximately $286.2 million as of March 31, 2004.

Senior Subordinated 11% and 8.625% Notes: On August 12, 2003, we issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes due 2013 (the “8.625% Notes”). The net proceeds, before expenses, of approximately $194.3 million together with an advance from Revolving Facility, were used to redeem all of the 11% senior subordinated notes due 2008 (the “11% Notes”). On November 19, 2003 we issued an additional $75.0 million in aggregate principal amount of the 8.625% Notes. The net proceeds, before expenses, were approximately $78.9 million, and were used to pay down our Revolving Facility. This $75.0 million issuance contains the same provisions and terms as the $200.0 million issuance on August 15, 2003.

At March 31, 2004, the outstanding balance and availability on our long-term credit facilities were as follows (in thousands):

	Interest Rate (1)	Outstanding Balance	Additional Borrowing Availability
Revolving Facility (matures October 2006)	LIBOR + 2.55%	$286,203	$234,754
Senior Subordinated Notes (mature August 2013)	8.625%	$275,000	$—
Convertible Senior Subordinated Notes (2) (mature May 2009)	5.25%	$130,100	$—
Mortgage Facility:
Construction Loan (matures December 2007)	LIBOR + 2.25%	$4,568	$45,432	(3)
Permanent Loan (matures December 2012)	LIBOR + 2.00%	$5,378	$94,622	(3)

(1)	Three-month LIBOR was 1.11% at March 31, 2004.
(2)	Notes were not convertible at any time during the three months ended March 31, 2004.
(3)	Total combined borrowings under the Construction and Permanent Loans is limited to $100,000.

We were in compliance with all of the restrictive and financial covenants under all our long-term credit facilities as of March 31, 2004.

Dealership Acquisitions and Dispositions

In the first three months of 2004, we acquired two franchises for a combined purchase price of $58.6 million in cash. The total purchase price for these acquisitions was based on our internally determined valuation of the franchises and their assets. The purchase price was financed by cash generated from operations and by borrowings under our Revolving Facility.

During the first three months of 2004, we sold two franchises. These disposals generated cash of $30.5 million.

On April 1, 2004, Sonic purchased eight franchises for approximately $68.2 million comprised of $41.7 million in cash on hand and by borrowings under our Revolving Facility and the assumption of $26.6 million in debt.

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

transactions. The resulting leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. During the first three months of 2004, we sold $12.8 million in dealership properties in sale-leaseback transactions.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first three months of 2004 were approximately $21.3 million, of which approximately $16.3 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealerships and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the first three months of 2004 expected to be sold within a year in sale-leaseback transactions were $10.1 million. We do not expect any significant gains or losses from these sales. As of March 31, 2004, commitments for facilities construction projects totaled approximately $41.0 million. We expect $26.9 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

Our Board of Directors has authorized us to expend up to $165.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first three months of 2004, we repurchased 196,800 shares for approximately $4.5 million which was somewhat offset by proceeds received from the exercise of stock options under stock compensation plans of $2.4 million. Subsequent to March 31, 2004, we have purchased an additional 223,100 shares of Class A common stock for approximately $5.3 million. As of April 30, 2004, we had $24.0 million remaining under our Board authorization.

Dividends

Our Board of Directors approved a quarterly cash dividend of $0.10 per share for shareholders of record on March 15, 2004, which was paid on April 15, 2004.

Cash Flows

For the three months ended March 31, 2004, net cash used by operating activities was approximately $2.2 million, which was driven primarily by changes in working capital accounts (primarily impacted by inventory seasonality and inventory optimization efforts somewhat offset by an increase in notes payable floorplan) and net income adjusted for non-cash items such as depreciation, amortization and gains on disposals of assets. Cash used for investing activities in the first three months of 2004 was $34.4 million, the majority of which related to dealership acquisitions and capital expenditures on construction in progress projects offset by proceeds received from dealership dispositions and the sales of property and equipment in sale-leaseback transactions. In the first three months of 2004, net cash used by financing activities was $6.0 million and related primarily to repurchases of Class A common stock of $4.5 million and dividends paid of $4.1 million somewhat offset by the exercise of shares under stock compensation plans of $2.4 million.

Future Liquidity Outlook

We believe our best source of liquidity for future growth remains cash flows generated from operations combined with the availability of borrowings under our floor plan financing (or any replacements thereof) and other credit arrangements. Though uncertainties in the economic environment as well as uncertainties associated with geopolitical conflicts may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly traded debt securities, based on market conditions.

Seasonality

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in new vehicle demand. Parts and service demand remains more stable throughout the year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our variable rate notes payable–floor plan, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.3 billion at March 31, 2004 and approximately $1.0 billion at March 31, 2003. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $3.1 million in the first three months of 2004 and approximately $3.2 million in the first three months of 2003. Of the total change in interest expense, approximately $2.3 million in the first three months of 2004 and approximately $2.6 million in first three months of 2003 would have resulted from notes payable–floor plan.

Our exposure with respect to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the three months ended March 31, 2004 and 2003, the amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $3.2 million and $2.0 million, respectively. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives. A change of 100 basis points in the underlying interest rate would have caused an estimated change in floor plan assistance of approximately $2.0 million in the first three months of 2004.

In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuates based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we have two separate interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of the LIBOR-based variable rate debt to a fixed rate. The Fixed Swaps each have a notional principal amount of $100.0 million and mature on October 31, 2004 and June 6, 2006, respectively. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $1.5 million and $1.4 million for the three month periods ended March 31, 2004 and 2003, respectively. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive loss, net of related income taxes, in the statements of stockholders’ equity with offsetting amounts in other accrued and long-term liabilities. In addition, we have four separate interest rate swaps each at $25.0 million and a fifth interest rate swap for $50.0 million ($150.0 million total) (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. The Variable Swaps expire on August 15, 2013 and have been designated and qualify as fair value hedges and, as a result, changes in the fair value of the Variable Swaps have been recorded against the associated fixed rate long-term debt with offsetting amounts recorded as a derivative asset within other assets. Incremental interest savings incurred as a result of the Variable Swaps was $1.3 million for the three month period ended March 31, 2004.

Item 4: Controls and Procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in our internal controls over financial reporting during the past fiscal quarter that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal proceedings arising in the ordinary course of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities.

Several of our Texas dealership subsidiaries have been named in three class action lawsuits against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 dealerships are named as defendants in the other action. The three actions allege that since 1994, Texas automobile dealerships have deceived customers with respect to a vehicle

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

inventory tax and violated federal antitrust and other laws. In April 2002, in two actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state actions. Our dealerships and the other defendants appealed that ruling to the Texas Supreme Court. In April 2004, the Texas Supreme Court issued an order stating that it would not hear the merits of the defendants’ appeal. Our dealerships and the other defendants intend to file a motion for reconsideration to the Texas Supreme Court by May 10, 2004, asking the Texas Supreme Court to hear the merits of the defendants’ appeal regarding the class certification. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. Our dealership subsidiary defendants and the other Texas dealership defendants are also appealing that ruling to the U.S. Court of Appeals for the Fifth Circuit.

If the TADA matters are not settled, Sonic and its dealership subsidiaries intend to vigorously defend themselves and assert available defenses. In addition, Sonic or its dealership subsidiaries may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters may result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations and cash flows.

In addition to the TADA matters described above, we are also involved in numerous other legal proceedings arising out of the conduct of our business. We do not believe that the ultimate resolution of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. However, the results of these legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table sets forth information about the shares of Class A Common Stock we repurchased during the first quarter of 2004.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(Amounts in Thousands, Except Per Share Amounts)
January 1, 2004 - January 31, 2004	92.3	$22.83	92.3	$31,610.0
February 1, 2004 - February 29, 2004	94.5	22.59	94.5	29,476.0
March 1, 2004 - March 31, 2004	10.0	22.83	10.0	29,248.0

Total	196.8	$22.71	196.8	$29,248.0

(1)	All shares repurchased were part of publicly announced share repurchase programs.
(2)	This column discloses the number of shares purchased pursuant to the publicly announced share repurchase programs during the indicated time periods. Our Class A Common Stock repurchase authorizations were publicly announced as follows:

(Amounts in Thousands)
November 1999	$25,000
January 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000

Total	$165,000

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit No.	Description
10.1	First Amendment to Credit Agreement dated March 26, 2004 among Sonic Automotive, Inc., as Borrower, Ford Motor Credit Company (“Ford Credit”), as Agent and Lender, DaimlerChrysler Services North America, LLC (“Chrysler Financial”), as Lender, Toyota Motor Credit Corporation (“Toyota Credit”), as Lender, Bank of America, N.A. (“Bank of America”), as Lender, Merrill Lynch Capital Corporation (“ML Capital”), as Lender, and JPMorgan Chase Bank (“JPMorgan”), as Lender, amending the Second Amended and Restated Credit Agreement dated February 5, 2003 among Sonic, Ford Credit, Chrysler Financial, Toyota Credit and Bank of America (as amended, the “Credit Agreement”).

10.2	Third Amended and Restated Promissory Note dated March 26, 2004 executed by Sonic in favor of Ford Credit pursuant to the Credit Agreement.

10.3	Promissory Note dated March 26, 2004 executed by Sonic in favor of ML Capital pursuant to the Credit Agreement.

10.4	Promissory Note dated March 26, 2004 executed by Sonic in favor of JPMorgan pursuant to the Credit Agreement.

10.5	Reaffirmation of Guaranties and Collateral Documents dated March 26, 2004 by the subsidiaries of Sonic named therein, as Guarantors, in favor of the Lenders under the Credit Agreement.

31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

(b)	Current Reports on Form 8-K:

None.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Exhibit 99.1 to this quarterly report on Form 10-Q and elsewhere in this report, as well as:

•	our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures, our share repurchase program, and general operating activities;

•	the reputation and financial condition of vehicle manufacturers whose brands we represent, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, and the level of consumer spending;

•	high competition in the automotive retailing industry which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire; and

•	our ability to successfully integrate recent and potential future acquisitions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Credit Agreement dated March 26, 2004 among Sonic Automotive, Inc., as Borrower, Ford Motor Credit Company (“Ford Credit”), as Agent and Lender, DaimlerChrysler Services North America, LLC (“Chrysler Financial”), as Lender, Toyota Motor Credit Corporation (“Toyota Credit”), as Lender, Bank of America, N.A. (“Bank of America”), as Lender, Merrill Lynch Capital Corporation (“ML Capital”), as Lender, and JPMorgan Chase Bank (“JPMorgan”), as Lender, amending the Second Amended and Restated Credit Agreement dated February 5, 2003 among Sonic, Ford Credit, Chrysler Financial, Toyota Credit and Bank of America (as amended, the “Credit Agreement”).

10.2	Third Amended and Restated Promissory Note dated March 26, 2004 executed by Sonic in favor of Ford Credit pursuant to the Credit Agreement.

10.3	Promissory Note dated March 26, 2004 executed by Sonic in favor of ML Capital pursuant to the Credit Agreement.

10.4	Promissory Note dated March 26, 2004 executed by Sonic in favor of JPMorgan pursuant to the Credit Agreement.

10.5	Reaffirmation of Guaranties and Collateral Documents dated March 26, 2004 by the subsidiaries of Sonic named therein, as Guarantors, in favor of the Lenders under the Credit Agreement.

31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: May 5, 2004	By:	/s/ O. Bruton Smith

O. Bruton Smith Chairman and Chief Executive Officer

Date: May 5, 2004	By:	/s/ E. Lee Wyatt, Jr.

E. Lee Wyatt, Jr. Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)