Form 10-Q
period 2004-06-30
SONIC AUTOMOTIVE INC
filed 2004-08-04
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 29,259,030 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three-Month Periods Ended June 30,
	2003	2004
Revenues:
New vehicles	$1,118,757	$1,144,243
Used vehicles	313,454	297,970
Wholesale vehicles	102,707	128,527

Total vehicles	1,534,918	1,570,740
Parts, service and collision repair	236,671	257,653
Finance, insurance and other	51,705	48,822

Total revenues	1,823,294	1,877,215
Cost of sales	1,547,022	1,586,948

Gross profit	276,272	290,267
Selling, general and administrative expenses	213,783	222,014
Depreciation and amortization	2,555	4,300

Operating income	59,934	63,953
Other income / (expense):
Interest expense, floor plan	(5,384)	(6,561)
Interest expense, other, net	(9,696)	(8,802)
Other income / (expense), net	16	(33)

Total other expense	(15,064)	(15,396)

Income from continuing operations before income taxes	44,870	48,557
Provision for income taxes	16,239	17,624

Income from continuing operations	28,631	30,933
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(78)	(1,501)
Income tax benefit / (expense)	(37)	560

Loss from discontinued operations	(115)	(941)

Net income	$28,516	$29,992

Basic net income (loss) per share:
Income per share from continuing operations	$0.70	$0.75
Loss per share from discontinued operations	(0.00)	(0.03)

Net income per share	$0.70	$0.72

Weighted average common shares outstanding	40,718	41,440

Diluted net income (loss) per share:
Income per share from continuing operations	$0.68	$0.73
Loss per share from discontinued operations	(0.00)	(0.03)

Net income per share	$0.68	$0.70

Weighted average common shares outstanding	42,071	42,557

Dividends declared per common share	$—	$0.10

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Six-Month Periods Ended June 30,
	2003	2004
Revenues:
New vehicles	$2,049,932	$2,152,506
Used vehicles	589,981	588,161
Wholesale vehicles	201,338	242,986

Total vehicles	2,841,251	2,983,653
Parts, service and collision repair	459,933	504,518
Finance, insurance and other	97,883	92,714

Total revenues	3,399,067	3,580,885
Cost of sales	2,871,422	3,023,022

Gross profit	527,645	557,863
Selling, general and administrative expenses	417,721	436,092
Depreciation and amortization	4,829	8,020

Operating income	105,095	113,751
Other income / (expense):
Interest expense, floor plan	(10,906)	(12,516)
Interest expense, other, net	(19,221)	(17,137)
Other income / (expense), net	88	(6)

Total other expense	(30,039)	(29,659)

Income from continuing operations before taxes and cummulative effect of change in accounting principle	75,056	84,092
Provision for income taxes	27,387	30,795

Income from continuing operations before cummulative effect of change in accounting principle	47,669	53,297
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(2,969)	(1,859)
Income tax benefit	1,121	740

Loss from discontinued operations	(1,848)	(1,119)

Income before cumulative effect of change in accounting principle	45,821	52,178
Cumulative effect of change in accounting principle, net of tax benefit of $3,325	(5,619)	—

Net income	$40,202	$52,178

Basic net income (loss) per share:
Income per share from continuing operations	$1.17	$1.29
Loss per share from discontinued operations	(0.05)	(0.03)

Income per share before cumulative effect of change in accounting principle	1.12	1.26
Cumulative effect of change in accounting principle	(0.14)	—

Net income per share	$0.98	$1.26

Weighted average common shares outstanding	40,824	41,317

Diluted net income (loss) per share:
Income per share from continuing operations	$1.14	$1.25
Loss per share from discontinued operations	(0.04)	(0.02)

Income per share before cumulative effect of change in accounting principle	1.10	1.23
Cumulative effect of change in accounting principle	(0.14)	—

Net income per share	$0.96	$1.23

Weighted average common shares outstanding	41,915	42,578

Dividends declared per common share	$—	$0.20

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	June 30, 2004 (Unaudited)
ASSETS
Current Assets:
Cash	$82,082	$—
Receivables, net	306,498	350,922
Inventories	1,046,909	1,160,487
Assets held for sale	88,990	84,784
Other current assets	29,718	50,034

Total current assets	1,554,197	1,646,227
Property and equipment, net	125,356	147,770
Goodwill, net	909,091	970,394
Other intangible assets, net	75,230	87,817
Other assets	22,355	29,567

Total assets	$2,686,229	$2,881,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan	$996,370	$1,077,296
Trade accounts payable	63,577	65,851
Accrued interest	13,851	14,322
Other accrued liabilities	121,744	151,524
Current maturities of long-term debt	1,387	3,547

Total current liabilities	1,196,929	1,312,540
Long-term debt	694,898	721,737
Other long-term liabilities	19,136	24,502
Deferred income taxes	76,933	78,229
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 38,588,913 shares issued and 29,192,549 shares outstanding at December 31, 2003; 39,543,494 shares issued and 29,475,530 shares outstanding at June 30, 2004	384	393
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2003 and June 30, 2004	121	121
Paid-in capital	416,892	432,736
Retained earnings	402,799	446,709
Accumulated other comprehensive loss	(4,419)	(2,392)
Treasury Stock, at cost (9,396,364 shares held at December 31, 2003 and 10,067,964 shares held at June 30, 2004)	(117,444)	(132,800)

Total stockholders’ equity	698,333	744,767

Total liabilities and stockholders’ equity	$2,686,229	$2,881,775

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	38,589	$384	12,029	$121	$416,892	$402,799	$(117,444)	$(4,419)	$698,333
Comprehensive Income:
Net Income						52,178			52,178
Change in fair value of interest rate swaps, net of tax expense of $1,296								2,027	2,027

Total comprehensive income, net of tax									54,205
Shares issued under stock compensation plans	954	9			11,793				11,802
Income tax benefit associated with stock compensation plans					4,051				4,051
Dividends declared ($0.20 per share)						(8,268)			(8,268)
Purchase of treasury stock							(15,356)		(15,356)

Balance at June 30, 2004	39,543	$393	12,029	$121	$432,736	$446,709	$(132,800)	$(2,392)	$744,767

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,202	$52,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,371	8,321
Cumulative effect of change in accounting principle, net of tax	5,619	—
Equity interest in gains of investees	(286)	(327)
Gain on disposal of assets	(5,654)	(469)
Income tax benefit associated with stock compensation plans	640	4,051
Changes in assets and liabilities that relate to operations:
Receivables	3,112	(44,857)
Inventories	(36,532)	(66,672)
Other assets	(7,903)	(26,157)
Notes payable - floor plan	38,331	61,163
Trade accounts payable and other liabilities	36,540	38,035

Total adjustments	39,238	(26,912)

Net cash provided by operating activities	79,440	25,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(30,070)	(101,075)
Purchases of property and equipment	(35,011)	(45,821)
Proceeds from sales of property and equipment	7,664	21,190
Proceeds from sales of dealerships	24,164	30,492

Net cash used in investing activities	(33,253)	(95,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) / borrowings on revolving credit facilities	(15,508)	608
Proceeds from long-term debt	56	163
Payments on long-term debt	(741)	(1,074)
Purchases of Class A Common Stock	(12,044)	(15,356)
Issuance of shares under stock compensation plans	3,545	11,802
Dividends paid	—	(8,277)

Net cash used in financing activities	(24,692)	(12,134)

NET INCREASE / (DECREASE) IN CASH	21,495	(82,082)
CASH, BEGINNING OF PERIOD	10,576	82,082

CASH, END OF PERIOD	$32,071	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed in purchase of businesses, including premium of $7,254	$—	$33,824
Change in fair value of cash flow hedging instruments (net of tax benefit of of $287 for the six months ended June 30, 2003 and net of tax expense of $1,296 for the six months ended June 30, 2004)	$449	$(2,027)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$34,060	$30,632
Cash paid for income taxes	$9,759	$4,959

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial information for the three and six months ended June 30, 2004 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2003, which were included in Sonic’s Annual Report on Form 10-K.

Stock-Based Compensation - Sonic accounts for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded in the accompanying unaudited condensed consolidated financial statements. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on net income and earnings per share if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	(Dollars in thousands except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income as reported	$28,516	$29,992	$40,202	$52,178
Fair value compensation cost, net of tax benefits of $1,989 and $1,284, for the three months ended June 30, 2003 and 2004, respectively, and $3,179 and $2,431 for the six months ended June 30, 2003 and 2004, respectively	(3,245)	(2,252)	(5,246)	(4,213)

Pro forma net income	$25,271	$27,740	$34,956	$47,965

Basic income (loss) per share:
Net income as reported	$0.70	$0.72	$0.98	$1.26
Fair value compensation cost, net of tax benefit	(0.08)	(0.05)	(0.12)	(0.10)

Pro forma net income	$0.62	$0.67	$0.86	$1.16

Diluted income (loss) per share:
Net income as reported	$0.68	$0.70	$0.96	$1.23
Fair value compensation cost, net of tax benefit	(0.08)	(0.05)	(0.13)	(0.10)

Pro forma net income	$0.60	$0.65	$0.83	$1.13

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cumulative Effect of a Change in Accounting Principle - The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” In accordance with Issue No. 02-16, which was effective January 1, 2003, payments received from manufacturers for floor plan assistance and certain types of advertising allowances should be recorded as a reduction of the cost of inventory and recognized as a reduction of cost of sales when the inventory is sold. The cumulative effect of the adoption of Issue No. 02-16 resulted in a decrease to net income of $5.6 million, net of income taxes of $3.3 million, for the three and six month periods ended June 30, 2003.

Reclassifications - Loss from operations and the sale of discontinued franchises for the six months ended June 30, 2003 reflects reclassifications from the prior year presentation to include additional franchises sold and terminated or identified for sale subsequent to June 30, 2003 which had not been classified as held for sale as of June 30, 2003.

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

In April 2004, the FASB staff finalized Position No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosures of Information about Capital Structure, Relating to Contingently Convertible Securities” (“FSP FAS 129-1”). Sonic adopted FSP FAS 129-1 as of June 30, 2004. See Note 5.

In July 2004, the EITF reached a tentative conclusion on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” If finalized and ratified by the FASB, Issue No. 04-8 requires issuers of contingently convertible securities to include the dilutive effect of these securities in the calculation of dilutive weighted average shares outstanding regardless of whether conversion is likely. Issue No. 04-8 also requires retroactive application to all prior periods for which contingently convertible securities were outstanding. Sonic is currently evaluating the provisions of Issue No. 04-8 and has not determined the impact on Sonic’s consolidated diluted earnings per share.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions:

During the first six months of 2004, Sonic acquired eleven franchises located in Ontario, California and Houston, Texas for an aggregate purchase price of approximately $134.9 million, net of cash acquired. This purchase price was comprised of $101.1 million in cash from operations and borrowings under the revolving credit facility and the assumption of $33.8 million in debt, including premium of $7.3 million (see discussion regarding the assumed debt in Note 5). The unaudited condensed consolidated balance sheet as of June 30, 2004 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the dates of acquisition and are subject to final adjustment. As a result of these allocations and adjustments for previously recorded acquisitions, Sonic has recorded the following:

•	$15.9 million of intangible assets representing rights acquired under franchise agreements;

•	$83.0 million of goodwill, all of which is expected to be tax deductible; and

•	$(0.3) million of goodwill related to the final adjustment of purchase price allocations for prior year acquisitions.

Subsequent to June 30, 2004, Sonic purchased additional franchises for approximately $71.4 million in cash funded by operations and borrowings under the revolving credit facility.

Dispositions:

During the first six months of 2004, Sonic closed on three planned franchise dispositions. These disposals generated cash of $30.5 million. These franchise dispositions resulted in a net gain of $0.7 million, which is included in discontinued operations in the accompanying unaudited condensed consolidated statements of income for the six month period ended June 30, 2004. The gain was net of $25.5 million in goodwill associated with these franchises.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the dispositions in the first six months of 2004, Sonic has agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. There was no additional liability associated with current year dispositions related to subleases. However, Sonic’s maximum liability associated with general indemnifications increased by $30.9 million as a result of these dispositions. These indemnifications expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

In addition to the dispositions described above, as of June 30, 2004, Sonic had approved the sale of 14 dealerships, representing 21 franchises. These dealerships are generally franchises with unprofitable operations. The operating results of these franchises are included in discontinued operations on the accompanying unaudited condensed consolidated statements of income. Long lived assets to be disposed of in connection with franchises not yet sold, consisting primarily of property, equipment, goodwill and other intangible assets, totaled approximately $23.1 million at June 30, 2004 and have been classified in assets held for sale in the accompanying unaudited condensed consolidated balance sheet. Goodwill classified as assets held for sale totaled approximately $7.0 million and $11.2 million at June 30, 2004 and December 31, 2003, respectively. Other assets and liabilities to be disposed in connection with these dispositions include inventories and related notes payable - floor plan. Revenues associated with franchises classified as discontinued operations were $100.1 million and $225.1 million for the three and six month periods ended June 30, 2004, respectively, and $157.7 million and $322.0 million for the three and six month periods ended June 30, 2003, respectively. The pre-tax loss (before gains or losses on the sale of disposed franchises) associated with franchises classified as discontinued operations were $1.5 and $2.5 million for the three and six month periods ended June 30, 2004, respectively, and $3.8 million and $8.6 million for the three and six month periods ended June 30, 2003, respectively.

3. INVENTORIES

Inventories consist of the following:

	(Dollars in thousands)
	December 31, 2003	June 30, 2004
New vehicles	$825,189	$895,599
Used vehicles	126,872	155,399
Parts and accessories	49,782	52,699
Other	45,066	56,790

Total	$1,046,909	$1,160,487

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(Dollars in thousands)
	December 31, 2003	June 30, 2004
Land	$7,653	$4,301
Building and improvements	68,936	78,501
Office equipment and fixtures	35,061	40,017
Parts and service equipment	26,689	28,936
Company vehicles	8,050	8,810
Construction in progress	9,262	24,230

Total, at cost	155,651	184,795
Less accumulated depreciation	(30,295)	(37,025)

Property and equipment, net	$125,356	$147,770

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the amounts shown above, Sonic incurred approximately $65.5 million in real estate and construction costs as of December 31, 2003 and $61.7 million as of June 30, 2004 on dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in assets held for sale on the accompanying unaudited condensed consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the dealership facilities to unaffiliated third parties and enters into long-term operating leases on the dealership facilities. During the first six months of 2004, Sonic sold $15.5 million in dealership facilities in sale-leaseback transactions.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	(Dollars in thousands)
	December 31, 2003	June 30, 2004
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR and maturing October 31, 2006, collateralized by all of Sonic’s assets (1)	$285,523	$296,169
Senior Subordinated Notes bearing interest at 8.625%, maturing August 15, 2013	275,000	275,000
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009	130,100	130,100
$50 million revolving construction line of credit with Toyota Credit bearing interest at 2.25 percentage points above LIBOR and maturing December 31, 2007, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets (2)	4,568	—
$100 million revolving real estate acquisition line of credit with Toyota Credit bearing interest at 2.00 percentage points above LIBOR and maturing December 31, 2012, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets (2)	5,470	—
Notes payable to a finance company bearing interest from 10.52% to 9.52% (with a weighted average of 10.19%) with combined monthly principal and interest payments of $325, and maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit with a commercial bank (3)	—	26,397
Other notes payable (primarily equipment notes)	2,201	2,340

	$702,862	$730,006
Unamortized net (discount) / premium	(6,420)	1,050
Less fair value of variable interest rate swaps	(157)	(5,772)
Less current maturities	(1,387)	(3,547)

Long-term debt	$694,898	$721,737

(1)	During the first quarter of 2004, Sonic increased the borrowing limit on the revolving credit facility from $500.0 million to $550.0 million. In connection with this increase in the borrowing limit, Sonic added two lenders to the revolving credit facility.
(2)	Total combined borrowings under the construction and real estate lines of credit are limited to $100.0 million. During the three months ended June 30, 2004, Sonic repaid the construction and real estate acquisition revolving lines of credit with cash on hand and advances on the revolving credit facility.
(3)	Three notes payable were assumed in connection with the purchase of nine franchises during the three months ended June 30, 2004 and were recorded at fair value using an interest rate of 5.35% (see Note 2). The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded which will be amortized over the lives of the notes payable.

Neither of the conversion features on the convertible senior subordinated notes (the “Convertibles”) were satisfied during the six months ended June 30, 2004. The Convertibles were not included in the calculation of diluted earnings per share for any periods presented in the accompanying unaudited condensed consolidated financial statements because of the substantive difference between the market price contingencies and the conversion price.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2004, Sonic amended the current ratio and adjusted debt to EBITDA covenants (the “Amendment”) under the $550.0 million revolving credit facility (the “Revolver”). Per the Amendment, Sonic will be in compliance with the required specified current ratio of greater than 1.23 if there is adequate availability on the Revolver which will, when added to Sonic’s total current assets, make the current ratio greater than 1.23. Also per the Amendment, the Revolver availability used for the current ratio calculation is added to Sonic’s debt for purposes of compliance with the required specified adjusted debt to EBITDA ratio of less than 2.25.

Sonic was in compliance with all financial convenants under the above credit facilities as of June 30, 2004.

6. PER SHARE DATA

The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, and Class A common stock purchase warrants. The following table illustrates the dilutive effect of such items:

	(Shares in thousands) Three Months Ended June 30,		(Shares in thousands) Six Months Ended June 30,
	2003	2004	2003	2004
Basic weighted average number of common shares outstanding	40,718	41,440	40,824	41,317
Dilutive effect of stock options	1,351	1,117	1,090	1,261
Dilutive effect of warrants	2	—	1	—

Weighted average number of common shares outstanding, including effect of dilutive securities	42,071	42,557	41,915	42,578

In addition to the stock options included in the table above, options to purchase 1,119,000 shares and 2,010,000 shares of Class A common stock were outstanding during the six month periods ended June 30, 2003 and 2004, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive. The total amount of stock options outstanding at June 30, 2003 and 2004 were 7,316,000 and 6,435,000, respectively.

7. CONTINGENCIES

Sonic is involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities.

Several of Sonic’s Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 Texas dealerships are named as defendants in the other action. The three actions allege that since January 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In two of the actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. The Texas Court of Appeals has affirmed the trial court’s order of class certification in the state actions. Our dealership subsidiary defendants and the other Texas dealership defendants are appealing that ruling to the Texas Supreme Court. On March 26, 2004, the Texas Supreme Court issued an order stating that it would not hear the merits of the defendants’ appeal. On May 10, 2004, the Texas dealership defendants petitioned the Texas Supreme Court to reconsider its denial of review of the class certification, and the parties currently are waiting for the Texas Supreme Court’s decision on this motion for rehearing. The federal court has conditionally certified a class of consumers in the federal antitrust case. Our dealership subsidiary defendants and the other Texas dealership defendants are also appealing that ruling to the U.S. Court of Appeals, Fifth Circuit.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the TADA matters are not settled, Sonic and its dealership subsidiaries intend to vigorously defend themselves and assert available defenses. In addition, Sonic may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters may result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations and cash flows.

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

Overview

We are one of the largest automotive retailers in the United States. As of July 30, 2004 we owned dealership subsidiaries that operated 196 dealership franchises, representing 38 different brands of cars and light trucks at 157 locations, and 40 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, warranty, paint and collision repair services, and arrangement of extended warranty contracts, financing and insurance for our customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The following is a detail of our new vehicle revenues by brand for the three and six month periods ended June 30, 2003 and 2004:

	Percentage of New Vehicle Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Brand (1)
Honda	15.1%	12.7%	15.8%	12.9%
General Motors (2)	12.6%	12.0%	11.8%	11.8%
BMW	10.1%	11.3%	9.8%	10.8%
Toyota	12.8%	11.3%	12.1%	11.7%
Cadillac	10.8%	11.1%	11.8%	12.0%
Ford	11.8%	9.9%	12.1%	10.1%
Lexus	5.0%	5.9%	4.8%	6.0%
Volvo	4.0%	4.0%	3.8%	4.0%
Chrysler (3)	2.8%	3.3%	2.9%	3.3%
Mercedes	3.0%	3.0%	3.1%	3.2%
Nissan	2.5%	2.5%	2.6%	2.6%
Other (4)	5.3%	6.5%	5.3%	5.9%
Other Luxury (5)	4.2%	6.5%	4.1%	5.7%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, revenue data in 2003 reflects the reclassification of the results of operations of franchises sold and terminated or identified for sale subsequent to June 30, 2003 which were not previously included in discontinued operations
(2)	Includes Buick, Chevrolet, GMC, Oldsmobile, Saturn and Pontiac
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Hino, Hyundai, Isuzu, KIA, Lincoln, Mercury, Minicooper, Mitsubishi, Scion, Subaru and Volkswagen
(5)	Includes Acura, Audi, Hummer, Infiniti, Jaguar, Land Rover, Maybach, Morgan, Porsche, Rolls Royce and Saab

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date they were acquired. Our unaudited consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to June 30, 2004. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Results of Operations

Revenues

New Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Six Months Ended		Units or $ Change	% Change
	6/30/2003	6/30/2004			6/30/2003	6/30/2004
New Vehicle Units
Same Store	39,902	36,747	(3,155)	(7.9)%	73,239	69,310	(3,929)	(5.4)%
Acquisitions	103	2,691	2,588	2512.6%	404	4,906	4,502	1114.4%

Total As Reported	40,005	39,438	(567)	(1.4)%	73,643	74,216	573	0.8%

New Vehicle Revenues (in thousands)
Same Store	$1,115,376	$1,055,626	$(59,750)	(5.4)%	$2,038,547	$2,000,956	$(37,591)	(1.8)%
Acquisitions	3,381	88,617	85,236	2521.0%	11,385	151,550	140,165	1231.1%

Total As Reported	$1,118,757	$1,144,243	$25,486	2.3%	$2,049,932	$2,152,506	$102,574	5.0%

New Vehicle Unit Price
Same Store	$27,953	$28,727	$774	2.8%	$27,834	$28,870	$1,036	3.7%

Total same store new vehicle unit sales decreased for the three and six month periods ended June 30, 2004. Unit sales at our domestic dealerships decreased 1,106 units, or 6.9%, and 1,607 units, or 5.4%, for the three and six months ended June 30, 2004, respectively, as compared to the same periods last year. Our import dealerships also experienced sales declines of 2,049 units, or 8.6%, in the second quarter of 2004, and 2,322 units, or 5.4%, for the six months ended June 30, 2004. The industry experienced decreases at domestic dealerships of 2.4% and 0.3%, and increases at import dealerships of 5.8% and 6.2%, for the three and six month periods ended June 30, 2004, respectively. Unit declines at our Honda, Toyota and Ford dealerships represented 82.9% of our total decline in same store new unit sales for the quarter ended June 30, 2004. Our Honda, Toyota and Ford dealerships experienced a decline of 11.5% for the six month period ended June 30, 2004, as compared to the same period last year. Declines at our Honda dealerships can be attributed to turnover in dealership management and increased competition in key markets. Our Ford dealerships’ volume declined as Ford continued to lose market share in the second quarter of 2004. Our Toyota dealerships’ unit volume declined because we had high unit sales in 2003 that were difficult to maintain in 2004. For the quarter ended June 30, 2004, declines at these stores were partially offset by increases in BMW (up 119 units, or 4.0%), Hyundai (up 90 units, or 12.2%) and Acura (up 63 units, or 13.9%) when compared to the same period last year. For the six month period ended June 30, 2004, our strongest performing dealerships were BMW (up 371 units, or 7.0%), Acura (up 174 units, or 21.7%) and Lexus (up 115 units, or 4.9%). These increases can be attributed to recently released popular new models.

Our strongest performing regions for the quarter ended June 30, 2004 were Birmingham/Tennessee (up 361 units, or 19.9%), North Los Angeles (up 140 units, or 8.2%) and Las Vegas (up 31 units, or 3.3%). For the six months ended June 30, 2004, our strongest performing regions were Birmingham/Tennessee (up 620 units, or 18.6%), North Los Angeles (up 543 units, or 16.8%) and the North Bay of San Francisco (up 152 units, 2.8%). Each of these regions has a high concentration of luxury and import dealerships. The under performing regions were Oklahoma, Dallas and Florida whose combined declines represented 48.9% and 60.3% of the total same store new unit sales decline for the three and six month periods ended June 30, 2004, respectively. These regional declines were due to under performing domestic dealerships.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Most of our dealerships experienced increases in average new sales price per unit for both the quarter and year to date periods ended June 30, 2004. Improved price per unit at our BMW, Lexus, Infiniti and Volvo stores can be attributed to increased truck and sports-utility sales for the three and six months ended June 30, 2004. Our sole brand of dealerships that experienced a significant decrease in price per unit in both the three and six month periods was Honda, due to declining demand for a relatively mature product line and increased competition.

Used Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Six Months Ended		Units or $ Change	% Change
	6/30/2003	6/30/2004			6/30/2003	6/30/2004
Used Vehicle Units
Same Store	18,748	15,980	(2,768)	(14.8)%	35,593	32,339	(3,254)	(9.1)%
Acquisitions	20	1,145	1,125	5625.0%	113	2,164	2,051	1815.0%

Total As Reported	18,768	17,125	(1,643)	(8.8)%	35,706	34,503	(1,203)	(3.4)%

Used Vehicle Revenues (in thousands)
Same Store	$313,086	$273,839	$(39,247)	(12.5)%	$588,168	$549,128	$(39,040)	(6.6)%
Acquisitions	368	24,131	23,763	6457.3%	1,813	39,033	37,220	2053.0%

Total As Reported	$313,454	$297,970	$(15,484)	(4.9)%	$589,981	$588,161	$(1,820)	(0.3)%

Used Vehicle Unit Price
Same Store	$16,700	$17,136	$436	2.6%	$16,525	$16,980	$455	2.8%

Total same store used vehicle unit sales decreased 2,768 units, or 14.8%, and 3,254 units, or 9.1%, for the three and six months ended June 30, 2004, respectively. Declines were generally experienced in all of our geographic regions except Birmingham / Tennessee and the North Bay of San Francisco, which had increases. For the three months ended June 30, 2004, our Florida, Dallas and Colorado regions accounted for 36.4% of the total decline in same store unit sales. For the six month period ended June 30, 2004, Colorado, Oklahoma and Florida were responsible for 53.1% of the total decline. These regions experienced declines due to a combination of factors including the continuation of substantial new vehicle incentives and increases in used car prices.

Despite the decline in used unit volumes, the average price per unit on used vehicle sales increased for both the three and six month periods ended June 30, 2004. This increase was attributable to our continued focus to sell Certified Pre-Owned (“CPO”) vehicles, which generate higher selling prices, and the above mentioned market increase in used cars.

Wholesale Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Six Months Ended		Units or $ Change	% Change
	6/30/2003	6/30/2004			6/30/2003	6/30/2004
Wholesale Vehicle Units
Same Store	13,790	13,893	103	0.7%	26,432	26,982	550	2.1%
Acquisitions	672	2,333	1,661	247.2%	868	2,677	1,809	208.4%

Total As Reported	14,462	16,226	1,764	12.2%	27,300	29,659	2,359	8.6%

Wholesale Vehicle Revenues (in thousands)
Same Store	$97,187	$111,446	$14,259	14.7%	$190,188	$213,716	$23,528	12.4%
Acquisitions	5,520	17,081	11,561	209.4%	11,150	29,270	18,120	162.5%

Total As Reported	$102,707	$128,527	$25,820	25.1%	$201,338	$242,986	$41,648	20.7%

Wholesale Unit Price
Same Store	$7,048	$8,022	$974	13.8%	$7,195	$7,921	$726	10.1%

Total same store wholesale vehicle revenues increased $14.3 million, or 14.7%, for the three month period ended June 30, 2004, and $23.5 million, or 12.4%, for the six month period ended June 30, 2004 as compared to the prior year. The increase in wholesale revenues was due to the decrease in used retail vehicle sales. In addition, the combination of a decline in used retail sales and higher auction prices has made the decision to wholesale cars more attractive. Our top performing dealerships were Honda, BMW and Audi, up 19.7% and 13.3% on a combined basis for the three and six month periods ended June 30, 2004, respectively, as compared to the same periods last year. These increases were primarily offset by our under performing domestic dealerships. Higher selling prices are evidenced by the increase in average wholesale price per unit of 13.8% and 10.1% for the three and six month periods ended June 30, 2004, respectively, as compared to the same periods last year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Parts, Service and Collision Repair (“Fixed Operations”):

	For the Three Months Ended		$ Change	% Change	For the Six Months Ended		$ Change	% Change
	6/30/2003	6/30/2004			6/30/2003	6/30/2004
Parts, Service and Collision Repair Revenue (in thousands)
Same Store	$235,682	$233,914	$(1,768)	(0.8)%	$457,320	$466,268	$8,948	2.0%
Acquisitions	989	23,739	22,750	2300.3%	2,613	38,250	35,637	1363.8%

Total As Reported	$236,671	$257,653	$20,982	8.9%	$459,933	$504,518	$44,585	9.7%

Total same store Fixed Operations revenues decreased $1.8 million, or 0.8%, in the second quarter of 2004, yet increased over the six month period ended June 30, 2004 by $8.9 million, or 2.0%. Our top performing dealerships were BMW, Mercedes and Chrysler, which increased 12.0% for the second quarter and increased 13.5% for the six months ended June 30, 2004, on a combined basis as compared to the same periods in 2003. Warranty revenues were primarily responsible for the increases at our BMW and Mercedes dealerships, while our Chrysler dealerships experienced significant increases in customer pay revenues. Also contributing to the increase were quick lube revenues which were up $1.5 million, or 60.0%, for the quarter ended June 30, 2004, and $2.8 million, or 63.3%, for the six months ended June 30, 2004. These increases were partially offset by declines in Ford, GM (excluding Cadillac) and Cadillac for both the three and six month periods ended June 30, 2004. The declines in our Ford and GM (excluding Cadillac) dealerships were primarily caused by a decrease in wholesale parts revenues because of increased competition in key markets. Our Cadillac revenues decreased due to a decline in warranty revenues because of two recalls in 2003. These Fixed Operations decreases were generally located in our Central Division. Excluding the Central Division, same store Fixed Operations would have increased 2.3% and 4.7% for the three and six month periods ended June 30, 2004, respectively.

Finance and Insurance:

	For the Three Months Ended		$ Change	% Change	For the Six Months Ended		$ Change	% Change
	6/30/2003	6/30/2004			6/30/2003	6/30/2004
Finance & Insurance Revenue (in thousands)
Same Store	$51,028	$44,588	$(6,440)	(12.6)%	$96,224	$85,030	$(11,194)	(11.6)%
Acquisitions	677	4,234	3,557	525.4%	1,659	7,684	6,025	363.2%

Total As Reported	$51,705	$48,822	$(2,883)	(5.6)%	$97,883	$92,714	$(5,169)	(5.3)%

Total F&I per Unit
Same Store, Excluding
Fleet Units	$917	$910	$(7)	(0.8)%	$936	$899	$(37)	(4.0)%

Same store finance and insurance revenues decreased $6.4 million, or 12.6%, and $11.2 million, or 11.6%, in the three and six month periods ended June 30, 2004, respectively. The decline in new and used vehicle sales volume was responsible for 80.1% and 56.9% of the finance and insurance revenue declines for the three and six months ended June 30, 2004, respectively. The remaining decline was due to a restructuring of product offerings where certain products that were offered for sale in the prior year periods were discontinued.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Gross Margins

The overall same store gross profit as a percentage of revenues (“gross margin”) increased from 15.1% to 15.4% for the second quarter 2004, and increased from 15.5% to 15.6% for the six months ended June 30, 2004, as compared to the same periods last year. New vehicle gross margin (up 30 bps), used vehicle gross margin (up 10 bps), and Fixed Operations gross margin (up 50 bps) all increased in the quarter ended June 30, 2004. For the six months ended June 30, 2004, all margins experienced favorable increases except for used vehicle margins (down 10 bps). We experienced a favorable decrease in wholesale losses for both the three and six months ended June 30, 2004, 100 bps and 80 bps, respectively, due to the above mentioned wholesale trends. Also driving the overall gross margin increase, Fixed Operations revenue as a percentage of total revenue increased from 13.0% to 13.6%, and from 13.6% to 14.1% for the three and six months ended June 30, 2004, respectively.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased $8.2 million, or 3.9%, and $18.4 million, or 4.4%, in the quarter and year to date periods ended June 30, 2004, respectively. Acquisitions accounted for $17.2 million and $31.0 million of the increases for the three and six month periods, respectively, offset by same store dealership declines of $9.0 million and $12.6 million, for the three and six month periods, respectively.

Same store SG&A expenses as a percentage of gross profits declined to 74.3% in the second quarter of 2004 from 75.0% in the second quarter of 2003 and to 75.5% in the first six months of 2004 from 76.8% in the first six months of 2003. These declines were mainly a result of lower advertising and compensation expenses offset by increases in rent, rent related expenses and other variable expenses.

Advertising expenses were lower in the second quarter and year to date periods as a result of the centralization of advertising expenditures that began in the first quarter. Total advertising expenses decreased $1.4 million, or 9.3%, compared to the same quarter of the prior year and $3.5 million, or 11.6%, compared to the prior year to date period. While advertising may increase slightly in certain targeted areas through the remainder of the year, we expect advertising comparisons to the prior year to continue to be favorable.

Total compensation expense declined $9.7 million and $12.3 million in the quarter and year to date periods ended June 2004, or, 8.8% and 5.3%, respectively. As a percentage of gross profits, compensation declined to 41.7% from 43.7% in the second quarter of the prior year and to 42.9% from 44.7% in the prior year to date period. These declines in compensation related expenses were consistent with the same store decreases experienced in gross profits on new, used and wholesale vehicles and in finance and insurance for the three and six month periods compared to the prior year. Decreases in compensation as a percentage of gross profit were also the result of the continued implementation of standardized compensation plans. We expect to see continued improvements in comparisons of compensation expense as a percentage of gross profit to prior year periods.

Depreciation and Amortization

Depreciation and amortization expense increased over the comparable three and six month periods by $1.7 million and $3.2 million, respectively, due to acquisitions, the completion of leasehold improvement projects and other general capital expenditures.

Floor Plan Interest Expense

The weighted average floor plan interest rate incurred by continuing dealerships was 2.65% for the quarter ended June 30, 2004, compared to 2.81% for the quarter ended June 30, 2003, which reduced interest expense by approximately $0.2 million. This decrease in expense was offset by an increase in floor plan balances. The average floor plan balance from continuing dealerships increased to $991.8 million during the second quarter of 2004 from $776.1 million during the second quarter of 2003, resulting in increased expense of approximately $1.4 million. Approximately $58.4 million of the increase in the average floor plan balance was due to additional dealerships we acquired subsequent to June 30, 2003. The remaining increase in the floor plan balance was due to inventory optimization efforts.

The weighted average floor plan interest rate incurred by continuing dealerships was 2.62% for the six months ended June 30, 2004, compared to 2.99% for the six months ended June 30, 2003, which reduced interest expense by approximately $1.3 million. This decrease in expense was offset by an increase in floor plan balances. The average floor plan balance from continuing dealerships increased to $957.3 million during the first six months of 2004 from $734.5 million during the first six months of 2003, resulting in increased expense of approximately $2.9 million. Approximately $46.3 million of the increase in the average floor plan balance was due to additional dealerships we acquired subsequent to June 30, 2003. The remaining increase in the floor plan balance was due to inventory optimization efforts.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our floor plan expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. During the quarter and six months ended June 30, 2004, respectively, the amounts we recognized from floor plan assistance exceeded our floor plan interest expense by approximately $3.5 million and $6.6 million, respectively. In the three and six month periods ended June 30, 2003, floor plan assistance exceeded floor plan interest expense by approximately $4.7 million and $7.0 million, respectively.

Interest Expense, Other

Changes in interest expense, other in 2004 compared to 2003 are summarized in the table below:

	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004
	Increase/(decrease) (in millions)	Increase/(decrease) (in millions)
Interest rates –
• Decrease in the average interest rate on the Revolving Credit Facility from 4.01% to 3.82% and from 4.09% to 3.86% for the three and six months ended June 30, 2004, respectively	$(0.1)	$(0.3)
• Refinancing $182.4 million of our 11% Senior Subordinated Notes with $200.0 million of 8.625% Senior Subordinated Notes in Q3 2003	(0.7)	(1.3)

Debt balances –
• Lower average balance on the Revolving Credit Facility	(0.2)	(0.8)
• Issuance of an additional $75.0 million of 8.625% Senior Subordinated Notes in Q4 2003	1.6	3.2

Other factors –
• Decrease in capitalized interest in first quarter 2004	—	0.2
• Incremental interest expense related to floating to fixed interest rate swaps	0.1	0.2
• Incremental interest savings related to fixed to floating interest rate swaps	(1.2)	(2.5)
• Increase in interest income	(0.7)	(1.2)
• Increase in other interest	0.3	0.4

	$(0.9)	$(2.1)

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

Floor Plan Facilities

The weighted average interest rate for our floor plan facilities was 2.66% and 2.81% for the three months ending June 30, 2004 and 2003, respectively, and 2.63% and 2.97% for the six months ended June 30, 2004 and 2003, respectively. Our floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance. In the second quarter of 2004, we received approximately $10.6 million in manufacturer assistance, and $20.2 million of assistance in the first six months of 2004, which resulted in an effective borrowing rate under our floor plan facilities for both periods of 0%. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of June 30, 2004.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long-Term Debt and Credit Facilities

The Revolving Credit Facility: In the first quarter of 2004, we added two lenders to our Revolving Credit Facility and increased our borrowing limit by $50.0 million. At June 30, 2004 our Revolving Credit Facility had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base and availability were approximately $550.0 million and $195.5 million at June 30, 2004, respectively). The amount available to be borrowed under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At June 30, 2004, we had $58.3 million in letters of credit outstanding.

8.625% Senior Subordinated Notes: On August 12, 2003, we issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes due 2013 (the “8.625% Notes”). The net proceeds, before expenses, of approximately $194.3 million together with an advance from Revolving Credit Facility, were used to redeem all of the 11% senior subordinated notes due 2008. On November 19, 2003 we issued an additional $75.0 million in aggregate principal amount of the 8.625% Notes. The net proceeds, before expenses, were approximately $78.9 million, and were used to pay down our Revolving Credit Facility.

Notes Payable to a Finance Company: Three notes payable totaling $26.6 million in aggregate principal were assumed with the purchase of nine franchises during the three months ended June 30, 2004 (the “Assumed Notes”). The Assumed Notes bear interest rates from 10.52% to 9.52% (with a weighted average of 10.19%), have a combined monthly principal and interest payment of $0.3 million, mature November 1, 2015 through September 1, 2016 and are collateralized by letters of credit with a commercial bank. We recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2004, the outstanding balance and availability on our long-term debt and credit facilities were as follows (in thousands):

	Interest Rate (1)		Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures October 2006)	LIBOR + 2.55%		$296,169	$195,518
Senior Subordinated Notes (mature August 2013)	8.625%		$275,000	$—
Convertible Senior Subordinated Notes (mature May 2009) (2)	5.25%		$130,100	$—
Mortgage Facility:
Construction Loan (matures December 2007)	LIBOR + 2.25%		$—	$50,000	(3)
Permanent Loan (matures December 2012)	LIBOR + 2.00%		$—	$100,000	(3)
Notes Payable to a Finance Company (mature
November 2015 through September 2016)	10.19	%(4)	$26,397	$—

(1)	Six-month LIBOR was 1.94% at June 30, 2004.
(2)	Notes were not convertible at any time during the six months ended June 30, 2004.
(3)	Total combined borrowings under the Construction and Permanent Loans are limited to $100,000. Borrowings were repaid during the six months ended June 30, 2004. We do not currently intend to borrow on the Construction and Permanent Loans in the future.
(4)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our credit facilities as of June 30, 2004.

Dealership Acquisitions and Dispositions

In the first six months of 2004, we acquired eleven franchises for an aggregate purchase price of $134.9 million in cash, net of cash acquired, comprised of $101.1 million in cash from operations and by borrowings under the Revolving Credit Facility and the assumption of $33.8 million in debt, including premium of $7.3 million. The total purchase price for these acquisitions was based on our internally determined valuation of the franchises and their assets. During the first six months of 2004, we closed on three planned franchise dispositions. These disposals generated cash of $30.5 million.

On July 1, 2004, we purchased additional franchises for approximately $71.4 million in cash funded by operations and borrowings under our Revolving Credit Facility.

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, dealership facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting operating leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. During the first six months of 2004, we sold $15.5 million in dealership facilities in sale-leaseback transactions.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first six months of 2004 were approximately $24.5 million, of which approximately $17.1 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealership facilities and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the first six months of 2004 expected to be sold within a year in sale-leaseback transactions were $16.5 million. We do not expect any significant gains or losses from these sales. As of June 30, 2004, commitments for facilities construction projects totaled approximately $35.2 million. We expect $17.7 million of this amount to be financed through future sale-leaseback transactions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program

As of June 30, 2004, our Board of Directors had authorized us to expend up to $165.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first six months of 2004, we repurchased 671,600 shares for approximately $15.4 million which was partially offset by proceeds received from the exercise of stock options under stock compensation plans of $11.8 million. Subsequent to June 30, 2004, we have purchased an additional 279,900 shares of Class A common stock for approximately $5.5 million. On July 22, 2004, our Board authorized us to expend an additional $20.0 million to repurchase shares of our Class A common stock or redeem securities convertible into the Company’s Class A common stock. As of July 30, 2004, we had $32.8 million remaining under our Board authorization.

Dividends

Our Board of Directors approved a quarterly cash dividend of $0.10 per share for shareholders of record on June 15, 2004, which was paid on July 15, 2004. On July 22, 2004, our Board of Directors approved a quarterly cash dividend of $0.12 per share for stockholders of record on September 15, 2004, which will be paid on October 15, 2004.

Cash Flows

For the six months ended June 30, 2004, net cash provided by operating activities was approximately $25.3 million, which was driven primarily by changes in working capital accounts and net income adjusted for non-cash items such as depreciation, amortization and gains on disposals of assets. Cash used in investing activities in the first six months of 2004 was $95.2 million, the majority of which related to dealership acquisitions and capital expenditures on property and equipment which was partially offset by proceeds received from dealership dispositions and the sales of property and equipment in sale-leaseback transactions. In the first six months of 2004, net cash used in financing activities was $12.1 million and related primarily to repurchases of Class A common stock of $15.4 million and dividends paid of $8.3 million, which was partially offset by the exercise of shares under stock compensation plans of $11.8 million.

Future Liquidity Outlook

We believe our best source of liquidity for future growth remains cash flows generated from operations combined with the availability of borrowings under our floor plan financing (or any replacements thereof) and the Revolving Credit Facility. Though uncertainties in the economic environment as well as uncertainties associated with geopolitical conflicts may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly-traded debt securities, based on market conditions.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our variable rate notes payable–floor plan, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.3 billion at June 30, 2004 and approximately $1.0 billion at June 30, 2003. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $6.5 million in the first six months of 2004 and approximately $5.2 million in the first six months of 2003. Of the total change in interest expense, approximately $4.9 million in the first six months of 2004 and approximately $4.1 million in first six months of 2003 would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the six months ended June 30, 2004 and 2003, the amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $6.6 million and $7.0 million, respectively. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives. A change of 100 basis points in the underlying interest rate would have caused an estimated change in floor plan assistance of approximately $4.2 million in the first six months of 2004.

In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuates based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we have two separate interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of the LIBOR-based variable rate debt to a fixed rate. The Fixed Swaps each have a notional principal amount of $100.0 million and mature on October 31, 2004 and June 6, 2006. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $3.1 million and $2.9 million for the six month periods ended June 30, 2004 and 2003, respectively. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive loss, net of related income taxes, in the statement of stockholders’ equity with offsetting amounts in other accrued and long-term liabilities. In addition, we have four separate interest rate swaps each at $25.0 million and a fifth interest rate swap for $50.0 million ($150.0 million total) (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. The Variable Swaps expire on August 15, 2013 and have been designated and qualify as fair value hedges and, as a result, changes in the fair value of the Variable Swaps have been recorded against the associated fixed rate long-term debt with offsetting amounts recorded as a derivative liability within other long term liabilities. Incremental interest savings incurred as a result of the Variable Swaps was $2.5 million for the six month period ended June 30, 2004.

Item 4: Controls and Procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in our internal control over financial reporting during the past fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal proceedings arising in the ordinary course of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities.

Several of our Texas dealership subsidiaries have been named in three class action lawsuits against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 dealerships are named as defendants in the other action. The three actions allege that since 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, in two actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. In October 2002, the Texas Court of Appeals affirmed the trial court’s order of class certification in the state actions. Our dealerships and the other defendants appealed that ruling to the Texas Supreme Court. On March 26, 2004, the Texas Supreme Court issued an order stating that it would not hear the merits of the defendants’ appeal. On May 10, 2004, the Texas dealership defendants petitioned the Texas Supreme Court to reconsider its denial of review of the class certification, and the parties currently are waiting for the Texas Supreme Court’s decision on this motion for rehearing. In March 2003, the federal court conditionally certified a class of consumers in the federal antitrust case. Our dealership subsidiary defendants and the other Texas dealership defendants are also appealing that ruling to the U.S. Court of Appeals for the Fifth Circuit.

If the TADA matters are not settled, Sonic and its dealership subsidiaries intend to vigorously defend themselves and assert available defenses. In addition, Sonic may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters may result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations and cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Repurchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the fiscal quarter ended June 30, 2004.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(Amounts in Thousands, Except Per Share Amounts)
April 2004	223	$23.63	223	$23,975
May 2004	252	22.30	252	18,362
June 2004	0	0	0	18,362

Total	475	$22.93	475	$18,362

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000

Total	$165,000

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on April 22, 2004, B. Scott Smith, William P. Benton and William I. Belk were elected directors by Sonic’s stockholders. Directors whose terms of office continued after the meeting were O. Bruton Smith, Jeffrey C. Rachor, Theodore M. Wright, H. Robert Heller, William R. Brooks, Thomas P. Capo and Robert L. Rewey. In addition to the election of three directors, the stockholders approved the following:

1.	Approval of the Sonic Automotive, Inc. 2004 Stock Incentive Plan which allows for the issuance of up to 2,000,000 shares of Class A Common Stock in incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and/or performance awards.

2.	The appointment of Deloitte & Touche LLP as Sonic’s independent public auditors for the fiscal year ending December 31, 2004.

	Votes For	Votes Withheld	Broker Non-Votes
Election of B. Scott Smith	136,967,242	7,700,362	4,180,885
Election of William P. Benton	142,642,426	2,025,178	4,180,885
Election of William I. Belk	142,695,376	1,972,228	4,180,885

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Approval of the 2004 Stock Incentive Plan	123,477,626	16,961,557	47,536	4,180,885
Ratification of Deloitte & Touche as independent public auditors	144,583,989	78,866	4,749	4,180,885

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description
10.1	Sonic Automotive, Inc. 2004 Stock Incentive Plan. (1)
10.2	Separation Agreement dated April 26, 2004 between Sonic and Theodore M. Wright. (1)
31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a – 14 (a).
31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).
32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors.

(1)	Indicates a management contract or compensatory plan or arrangement.

(b)    Current Reports on Form 8-K:

On April 27, 2004, we filed a Current Report on Form 8-K to announce the resignation of Mr. Theodore M. Wright.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Exhibit 99.1 to this quarterly report on Form 10-Q and elsewhere in this report, as well as:

•	our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures, our share repurchase program, and general operating activities;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

•	the reputation and financial condition of vehicle manufacturers whose brands we represent, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, and the level of consumer spending;

•	high competition in the automotive retailing industry which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire; and

•	our ability to successfully integrate recent and potential future acquisitions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sonic Automotive, Inc. 2004 Stock Incentive Plan. (1)

10.2	Separation Agreement dated April 26, 2004 between Sonic and Theodore M. Wright. (1)

31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

(1)	Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: August 4, 2004	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 4, 2004	By:	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)