Form 10-Q
period 2004-09-30
SONIC AUTOMOTIVE INC
filed 2004-11-03
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 29,344,693 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three-Month Periods Ended September 30,
	2003	2004
Revenues:
New vehicles	$1,157,648	$1,209,668
Used vehicles	315,700	311,972
Wholesale vehicles	115,780	139,480

Total vehicles	1,589,128	1,661,120
Parts, service and collision repair	245,099	269,549
Finance, insurance and other	53,380	52,303

Total revenues	1,887,607	1,982,972
Cost of sales	1,604,267	1,686,851

Gross profit	283,340	296,121
Selling, general and administrative expenses	221,342	240,118
Depreciation and amortization	2,975	4,209

Operating income	59,023	51,794
Other income / (expense):
Interest expense, floor plan	(4,626)	(6,516)
Interest expense, other, net	(10,273)	(9,628)
Other income / (expense), net	(13,937)	65

Total other expense	(28,836)	(16,079)

Income from continuing operations before income taxes	30,187	35,715
Provision for income taxes	10,932	13,409

Income from continuing operations	19,255	22,306
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(2,830)	(4,836)
Income tax benefit	1,116	1,811

Loss from discontinued operations	(1,714)	(3,025)

Net income	$17,541	$19,281

Basic net income (loss) per share:
Income per share from continuing operations	$0.47	$0.54
Loss per share from discontinued operations	(0.04)	(0.07)

Net income per share	$0.43	$0.47

Weighted average common shares outstanding	40,926	41,349

Diluted net income (loss) per share:
Income per share from continuing operations	$0.45	$0.53
Loss per share from discontinued operations	(0.04)	(0.07)

Net income per share	$0.41	$0.46

Weighted average common shares outstanding	43,022	42,164

Dividends declared per common share	$0.10	$0.12

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Nine-Month Periods Ended September 30,
	2003	2004
Revenues:
New vehicles	$3,202,143	$3,359,251
Used vehicles	895,571	895,356
Wholesale vehicles	314,791	380,735

Total vehicles	4,412,505	4,635,342
Parts, service and collision repair	704,147	773,123
Finance, insurance and other	150,483	144,547

Total revenues	5,267,135	5,553,012
Cost of sales	4,458,683	4,700,572

Gross profit	808,452	852,440
Selling, general and administrative expenses	636,729	673,978
Depreciation and amortization	7,797	12,207

Operating income	163,926	166,255
Other income / (expense):
Interest expense, floor plan	(15,495)	(18,972)
Interest expense, other, net	(29,455)	(26,713)
Other income / (expense), net	(13,849)	61

Total other expense	(58,799)	(45,624)

Income from continuing operations before taxes and cummulative effect of change in accounting principle	105,127	120,631
Provision for income taxes	38,278	44,513

Income from continuing operations before cummulative effect of change in accounting principle	66,849	76,118
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(5,682)	(7,520)
Income tax benefit	2,195	2,860

Loss from discontinued operations	(3,487)	(4,660)

Income before cumulative effect of change in accounting principle	63,362	71,458
Cumulative effect of change in accounting principle, net of tax benefit of $3,325	(5,619)	—

Net income	$57,743	$71,458

Basic net income (loss) per share:
Income per share from continuing operations	$1.64	$1.84
Loss per share from discontinued operations	(0.09)	(0.11)

Income per share before cumulative effect of change in accounting principle	1.55	1.73
Cumulative effect of change in accounting principle	(0.14)	—

Net income per share	$1.41	$1.73

Weighted average common shares outstanding	40,858	41,328

Diluted net income (loss) per share:
Income per share from continuing operations	$1.58	$1.79
Loss per share from discontinued operations	(0.08)	(0.11)

Income per share before cumulative effect of change in accounting principle	1.50	1.68
Cumulative effect of change in accounting principle	(0.13)	—

Net income per share	$1.37	$1.68

Weighted average common shares outstanding	42,288	42,439

Dividends declared per common share	$0.10	$0.32

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	September 30, 2004 (Unaudited)
ASSETS
Current Assets:
Cash	$82,082	$—
Receivables, net	306,498	330,512
Inventories	1,046,909	1,015,026
Assets held for sale	88,990	83,930
Other current assets	29,718	19,540

Total current assets	1,554,197	1,449,008
Property and equipment, net	125,356	160,781
Goodwill, net	909,091	1,051,782
Other intangible assets, net	75,230	90,847
Other assets	22,355	32,025

Total assets	$2,686,229	$2,784,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan	$996,370	$925,356
Trade accounts payable	63,577	64,322
Accrued interest	13,851	10,315
Other accrued liabilities	121,744	175,325
Current maturities of long-term debt	1,387	3,984

Total current liabilities	1,196,929	1,179,302
Long-term debt	694,898	747,808
Other long-term liabilities	19,136	22,859
Deferred income taxes	76,933	78,441
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 38,588,913 shares issued and 29,192,549 shares outstanding at December 31, 2003; 39,673,697 shares issued and 29,325,833 shares outstanding at September 30, 2004	384	394
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2003 and September 30, 2004	121	121
Paid-in capital	416,892	434,927
Retained earnings	402,799	461,013
Accumulated other comprehensive loss	(4,419)	(2,061)
Treasury Stock, at cost (9,396,364 shares held at December 31, 2003 and 10,347,864 shares held at September 30, 2004)	(117,444)	(138,361)

Total stockholders’ equity	698,333	756,033

Total liabilities and stockholders’ equity	$2,686,229	$2,784,443

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	38,589	$384	12,029	$121	$416,892	$402,799	$(117,444)	$(4,419)	$698,333
Comprehensive Income:
Net Income						71,458			71,458
Change in fair value of interest rate swaps, net of tax expense of $1,508								2,358	2,358

Total comprehensive income, net of tax									73,816
Shares issued under stock compensation plans	1,085	10			13,686				13,696
Income tax benefit associated with stock compensation plans					4,349				4,349
Dividends declared ($0.32 per share)						(13,244)			(13,244)
Purchases of treasury stock							(20,917)		(20,917)

Balance at September 30, 2004	39,674	$394	12,029	$121	$434,927	$461,013	$(138,361)	$(2,061)	$756,033

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,743	$71,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,293	12,235
Debt issue cost amortization	348	428
Debt discount amortization, net of premium amortization	749	109
Cumulative effect of change in accounting principle, net of tax	5,619	—
Equity interest in gains of investees	(521)	(549)
(Gain) / Loss on disposal of assets	(4,725)	947
Loss on retirement of debt	13,928	—
Income tax benefit associated with stock compensation plans	2,003	4,349
Changes in assets and liabilities that relate to operations:
Receivables	(7,631)	(23,930)
Inventories	50,963	107,937
Other assets	(11,465)	826
Notes payable - floor plan	(65,949)	(110,836)
Trade accounts payable and other liabilities	35,813	56,801

Total adjustments	28,425	48,317

Net cash provided by operating activities	86,168	119,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(53,590)	(194,012)
Purchases of property and equipment	(58,368)	(73,266)
Proceeds from sales of property and equipment	25,975	32,324
Proceeds from sales of dealerships	24,821	32,477

Net cash used in investing activities	(61,162)	(202,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving credit facilities	9,361	21,878
Proceeds from long-term debt	194,389	164
Payments on long-term debt	(2,275)	(1,815)
Repurchase of debt securities	(192,391)	—
Purchases of treasury stock	(17,814)	(20,917)
Issuance of shares under stock compensation plans	8,099	13,696
Dividends paid	—	(12,386)

Net cash (used in)/provided by financing activities	(631)	620

NET INCREASE / (DECREASE) IN CASH	24,375	(82,082)
CASH, BEGINNING OF PERIOD	10,576	82,082

CASH, END OF PERIOD	$34,951	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed in purchase of businesses, including premium of $7,254	$—	$33,824
Change in fair value of cash flow hedging instruments (net of tax benefit of $460 for the nine months ended September 30, 2003 and net of tax expense of $1,508 for the nine months ended September 30, 2004)	$720	$2,358
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$52,368	$53,626
Cash paid for income taxes	$20,792	$12,871

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial information for the three and nine months ended September 30, 2004 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2003, which were included in Sonic’s Annual Report on Form 10-K.

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

	(Dollars in thousands except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income as reported	$17,541	$19,281	$57,743	$71,458
Fair value compensation cost, net of tax benefits of $1,695 and $1,080, for the three months ended September 30, 2003 and 2004, respectively, and $4,496 and $3,505 for the nine months ended September 30, 2003 and 2004, respectively	(3,029)	(1,795)	(7,896)	(6,014)

Pro forma net income	$14,512	$17,486	$49,847	$65,444

Basic income (loss) per share:
Net income as reported	$0.43	$0.47	$1.41	$1.73
Fair value compensation cost, net of tax benefit	(0.08)	(0.05)	(0.19)	(0.15)

Pro forma net income per share	$0.35	$0.42	$1.22	$1.58

Diluted income (loss) per share:
Net income as reported	$0.41	$0.46	$1.37	$1.68
Fair value compensation cost, net of tax benefit	(0.07)	(0.05)	(0.19)	(0.14)

Pro forma net income per share	$0.34	$0.41	$1.18	$1.54

Cumulative Effect of a Change in Accounting Principle - The Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” In accordance with Issue No. 02-16, which was effective January 1, 2003, payments received from manufacturers for floor plan assistance and certain types of advertising allowances should be recorded as a reduction of the cost of inventory and recognized as a reduction of cost of sales when the inventory is sold. The cumulative effect of the adoption of Issue No. 02-16 resulted in a decrease to net income of $5.6 million, net of income taxes of $3.3 million, for the nine month period ended September 30, 2003.

Reclassifications - Loss from operations and the sale of discontinued franchises for the three and nine month periods ended September 30, 2003 reflects reclassifications to (from) the prior year presentation to include additional franchises sold and terminated or identified for sale (retained for continuing operations) subsequent to September 30, 2003 which had not been (had been) classified as held for sale as of September 30, 2003.

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

In September 2004, the EITF reached a consensus on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” When finalized and ratified by the FASB, Issue No. 04-8 will require issuers of contingently convertible securities to include the dilutive effect of these securities in the calculation of dilutive weighted average shares outstanding regardless of whether conversion is likely. Issue No. 04-8 is expected to be effective starting with periods ending after December 15, 2004. Issue No. 04-8 also requires retroactive application to all prior periods for which contingently convertible securities were outstanding. Sonic has evaluated the provisions of Issue No. 04-8 as if Issue No. 04-8 were finalized and ratified by the FASB and has determined the impact on Sonic’s consolidated diluted earnings per share using the “if-converted method” to be reductions of $ 0.03 and $ 0.01 for diluted net income per share for the nine month periods ended September 30, 2004 and 2003, respectively. The impact of Issue No. 04-8 was immaterial to diluted net income per share for both three month periods ended September 30, 2004 and 2003.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions:

During the first quarter of 2004, Sonic acquired two franchises located in Ontario, California (the “California Acquisitions”) for an aggregate purchase price of approximately $58.6 million in cash, net of cash acquired, funded by cash from operations and borrowings under the revolving credit facility. During the second and third quarters of 2004, Sonic acquired eleven franchises under common control in Houston, Texas (the “Houston Acquisitions”) for approximately $169.2 million, net of cash acquired. The Houston Acquisitions’ purchase price was comprised of $135.4 million in cash from operations and borrowings under the revolving credit facility and the assumption of $33.8 million in debt, including premium of $7.3 million (see discussion regarding the assumed debt in Note 5). The unaudited consolidated balance sheet as of September 30, 2004 includes preliminary allocations of the purchase price of the California and Houston Acquisitions to the assets and liabilities acquired based on their estimated fair market values at the dates of acquisition and are subject to final adjustment. As a result of these allocations and adjustments for previously recorded acquisitions, Sonic has recorded the following:

•	$19.0 million of intangible assets representing rights acquired under franchise agreements;

•	$163.8 million of goodwill, all of which is expected to be tax deductible; and

•	$(0.2) million adjustment of goodwill related to the final adjustment of purchase price allocations for prior year acquisitions.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the Houston Acquisitions had occurred January 1, 2004 and at the beginning of the immediately preceding year, after giving effect to certain adjustments, including interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floorplan interest expense resulting from renegotiated floorplan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been adjusted pursuant to employment arrangements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisitions actually been completed at the beginning of the periods presented. The pro forma results are also not necessarily indicative of the results of future operations (dollars in thousands, except per share amounts).

	Nine Months Ended September 30,
	2003	2004
Total revenues	$5,613,915	$5,725,202
Gross profit	851,132	873,526
Income before cumulative effect of change in accounting principle	64,411	72,935
Net income	58,725	72,935
Diluted net income per share	1.39	1.72

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dispositions:

During the first nine months of 2004, Sonic completed seven franchise dispositions. These disposals generated cash of $32.5 million. These franchise dispositions resulted in a net loss of $0.7 million, which is included in discontinued operations in the accompanying unaudited condensed consolidated statements of income for the nine month period ended September 30, 2004. Sonic reduced goodwill by $26.3 million associated with these franchises.

In conjunction with the dispositions in the first nine months of 2004, Sonic has agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. There was no additional liability associated with current year dispositions related to subleases. However, Sonic’s maximum liability associated with general indemnifications increased by $42.0 million as a result of these dispositions. These indemnifications expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

In addition to the dispositions described above, as of September 30, 2004, Sonic had approved the sale of 12 dealerships, representing 19 franchises. These dealerships are generally franchises with unprofitable operations. The operating results of these franchises are included in discontinued operations on the accompanying unaudited condensed consolidated statements of income. Long lived assets to be disposed of in connection with franchises not yet sold, consisting primarily of property, equipment, goodwill and other intangible assets, totaled approximately $15.8 million at September 30, 2004 and have been classified in assets held for sale in the accompanying unaudited condensed consolidated balance sheet. Goodwill classified as assets held for sale totaled approximately $5.7 million and $11.2 million at September 30, 2004 and December 31, 2003, respectively. Other assets and liabilities to be disposed in connection with these dispositions include inventories and related notes payable - floor plan. Revenues associated with franchises classified as discontinued operations were $99.5 million and $335.4 million for the three and nine month periods ended September 30, 2004, respectively, and $150.7 million and $492.2 million for the three and nine month periods ended September 30, 2003, respectively. The pre-tax losses (before gains or losses on the sale of disposed franchises) associated with franchises classified as discontinued operations were $3.5 and $6.8 million for the three and nine month periods ended September 30, 2004, respectively, and $2.4 million and $10.8 million for the three and nine month periods ended September 30, 2003, respectively.

3. INVENTORIES

Inventories consist of the following:

	(Dollars in thousands)
	December 31, 2003	September 30, 2004
New vehicles	$825,189	$756,609
Used vehicles	126,872	146,583
Parts and accessories	49,782	54,883
Other	45,066	56,951

Total	$1,046,909	$1,015,026

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(Dollars in thousands)
	December 31, 2003	September 30, 2004
Land	$7,653	$7,208
Building and improvements	68,936	81,238
Office equipment and fixtures	35,061	43,270
Parts and service equipment	26,689	30,539
Company vehicles	8,050	9,021
Construction in progress	9,262	28,392

Total, at cost	155,651	199,668
Less accumulated depreciation	(30,295)	(38,887)

Property and equipment, net	$125,356	$160,781

In addition to the amounts shown above, Sonic incurred approximately $65.5 million in real estate and construction costs as of December 31, 2003 and $62.4 million as of September 30, 2004 on dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in assets held for sale on the accompanying unaudited condensed consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the dealership facilities to unaffiliated third parties and enters into long-term operating leases on the dealership facilities. During the first nine months of 2004, Sonic sold dealership facilities with a carrying value of $23.2 million in sale-leaseback transactions. Gains and losses from these sale-leaseback transactions were not material.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. LONG-TERM DEBT

Long-term debt consists of the following:

	(Dollars in thousands)
	December 31, 2003	September 30, 2004
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR and maturing October 31, 2006, collateralized by all of Sonic’s assets (1)	$285,523	$317,438
Senior Subordinated Notes bearing interest at 8.625%, maturing August 15, 2013	275,000	275,000
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009	130,100	130,100
$50 million revolving construction line of credit with Toyota Credit bearing interest at 2.25 percentage points above LIBOR, maturing December 31, 2007, and collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets (2)	4,568	—
$100 million revolving real estate acquisition line of credit with Toyota Credit bearing interest at 2.00 percentage points above LIBOR, maturing December 31, 2012, and collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets (2)	5,470	—
Notes payable to a finance company bearing interest from 10.52% to 9.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit with a commercial bank (3)	—	26,090
Other notes payable (primarily equipment notes)	2,201	4,113

	$702,862	$752,741
Less unamortized discount, net of premiums	(6,420)	(1,243)
(Less) / plus fair value of variable interest rate swaps	(157)	294
Less current maturities	(1,387)	(3,984)

Long-term debt	$694,898	$747,808

(1)	During the first quarter of 2004, the borrowing limit on the revolving credit facility was increased from $500.0 million to $550.0 million. In connection with this increase in the borrowing limit, two lenders were added to the revolving credit facility.
(2)	Total combined borrowings under the construction and real estate lines of credit are limited to $100.0 million. During the second quarter of 2004, Sonic repaid the construction and real estate acquisition revolving lines of credit with cash on hand and advances on the $550 million revolving credit facility.
(3)	Three notes payable were assumed in connection with the Houston Acquisitions during the second quarter of 2004 and were recorded at fair value using an interest rate of 5.35% (see Note 2). The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded which will be amortized over the lives of the notes payable.

Neither of the conversion features on the convertible senior subordinated notes (the “Convertibles”) were satisfied during the nine months ended September 30, 2004. The Convertibles were not included in the calculation of diluted earnings per share for any periods presented in the accompanying unaudited condensed consolidated financial statements because of the substantive difference between the market price contingencies and the conversion price.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2004, Sonic amended the current ratio and adjusted debt to EBITDA covenants (the “Amendment”) under the $550.0 million revolving credit facility (the “Revolver”). Per the Amendment, Sonic will be in compliance with the required specified current ratio of greater than 1.23 if there is adequate availability on the Revolver which will, when added to Sonic’s total current assets, make the current ratio greater than 1.23. Also per the Amendment, the Revolver availability used for the current ratio calculation is added to Sonic’s debt for purposes of compliance with the required specified adjusted debt to EBITDA ratio of less than 2.25.

Sonic was in compliance with all financial convenants under the above credit facilities as of September 30, 2004.

6. PER SHARE DATA

The calculation of diluted net income per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, and Class A common stock purchase warrants. The following table illustrates the dilutive effect of such items:

	(Shares in thousands)		(Shares in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Basic weighted average number of common shares outstanding	40,926	41,349	40,858	41,328
Dilutive effect of stock options	2,094	815	1,428	1,111
Dilutive effect of warrants	2	—	2	—

Weighted average number of common shares outstanding, including effect of dilutive securities	43,022	42,164	42,288	42,439

In addition to the stock options included in the table above, options to purchase 1,115,000 shares and 1,896,000 shares of Class A common stock were outstanding during the nine month periods ended September 30, 2003 and 2004, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive. The total amount of stock options outstanding at September 30, 2003 and 2004 were 6,879,000 and 6,260,000, respectively.

7. CONTINGENCIES

Sonic is involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities.

Several of Sonic’s Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 Texas dealerships are named as defendants in the other action. The three actions allege that since January 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In two of the actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. The Texas Court of Appeals has affirmed the trial court’s order of class certification in the state actions, and the Texas Supreme Court issued an order for the second time in September 2004 stating that it would not hear the merits of the defendant’s appeal on class certification. The federal trial court conditionally certified a class of consumers in the federal antitrust case, but on appeal by the defendant dealerships, the U.S. Court of Appeals for the Fifth Circuit reversed the certification of the plaintiff class in October 2004 and remanded the case back to the federal trial court for further proceedings not inconsistent with the Fifth Circuit’s ruling. The plaintiffs may appeal this ruling by the Fifth Circuit.

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

Overview

We are one of the largest automotive retailers in the United States. As of October 29, 2004 we owned dealership subsidiaries that operated 195 dealership franchises, representing 38 different brands of cars and light trucks at 156 locations, and 40 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, warranty, paint and collision repair services, and arrangement of extended warranty contracts, financing and insurance for our customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The following is a detail of our new vehicle revenues by brand for the three and nine month periods ended September 30, 2003 and 2004:

	Percentage of New Vehicle Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Brand (1)
General Motors (2)	11.7%	13.4%	11.8%	12.3%
Honda	15.5%	12.3%	15.7%	12.7%
BMW	9.0%	12.2%	9.6%	11.3%
Cadillac	11.2%	11.1%	11.6%	11.7%
Toyota	14.0%	10.7%	12.9%	11.3%
Ford	10.4%	9.3%	11.5%	9.8%
Lexus	4.8%	5.6%	4.8%	5.9%
Volvo	4.4%	4.3%	4.0%	4.1%
Chrysler (3)	3.2%	3.0%	2.8%	3.1%
Mercedes	2.4%	2.7%	2.8%	3.0%
Nissan	2.7%	2.4%	2.6%	2.6%
Other (4)	6.1%	6.6%	5.5%	6.1%
Other Luxury (5)	4.6%	6.4%	4.4%	6.1%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, revenue data in 2003 reflects reclassifications from (to) the prior year presentation to include additional franchises sold and terminated or identified for sale (retained for continuing operations) subsequent to September 30, 2003 which had not been (had been) previously included in discontinued operations
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
(4)	Includes Hino, Hyundai, Isuzu, KIA, Lincoln, Mercury, Minicooper, Mitsubishi, Scion, Subaru and Volkswagen
(5)	Includes Acura, Audi, Hummer, Infiniti, Jaguar, Land Rover, Maybach, Morgan, Porsche, Rolls Royce and Saab

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date they were acquired. Our unaudited consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to September 30, 2004. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Results of Operations

Revenues

Except where otherwise noted, the following discussions are on a same store basis.

New Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2003	9/30/2004			9/30/2003	9/30/2004
New Vehicle Units
Same Store	40,978	37,984	(2,994)	(7.3)%	113,890	107,078	(6,812)	(6.0)%
Acquisitions	455	3,174	2,719	597.6%	859	8,080	7,221	840.6%

Total As Reported	41,433	41,158	(275)	(0.7)%	114,749	115,158	409	0.4%

New Vehicle Revenues (in thousands)
Same Store	$1,147,803	$1,101,400	$(46,403)	(4.0)%	$3,180,913	$3,099,432	$(81,481)	(2.6)%
Acquisitions	9,845	108,268	98,423	999.7%	21,230	259,819	238,589	1123.8%

Total As Reported	$1,157,648	$1,209,668	$52,020	4.5%	$3,202,143	$3,359,251	$157,108	4.9%

New Vehicle Unit Price
Same Store	$28,010	$28,996	$986	3.5%	$27,930	$28,946	$1,016	3.6%

New unit sales at our domestic dealerships increased slightly by 191 units, or 1.3%, for the quarter ended September 30, 2004, yet decreased by 1,301 units, or 2.9%, for the nine months compared to the same periods last year. Import new unit sales decreased for both the three and nine month periods ended September 30, 2004 compared to the same periods last year (3,185 units, or 12.4%, and 5,511 units, or 8.0%, respectively). Industry-wide domestic new unit sales were down for both the three and nine month periods ended September 30, 2004. Import sales in the industry declined slightly for the quarter ended September 30, 2004, but increased over the nine month period. We expect the retail environment for new vehicles to remain challenging for the remainder of 2004.

Toyota, Honda and Ford continued to be our most challenging brands in new vehicle unit sales for the three and nine month periods ended September 30, 2004. Our Toyota unit sales declined 24.0% for the quarter and 13.8% for the nine months ended September 30, 2004 due to increased competition in several of our locations and a decrease in new unit sales compared to extremely high volume sales in the prior year. Unit sales were also down at our Honda and Ford dealerships for both the three and nine month periods ended September 30, 2004 (15.9% and 14.1% for Honda, and 7.4% and 11.6% for Ford, respectively). Our Honda declines were primarily attributable to turnover in dealership management, increased competition in key markets, and high sales volumes in the prior year. Our Ford dealerships have experienced above average market declines and continued to show lower sales volumes in the third quarter. We believe this decline is in part attributed to stronger competition with General Motors dealerships that are offering attractive incentive packages. These declines were partially offset by increased new unit sales at several of our dealerships, the largest of which were GM (excluding Cadillac) (up 803 units, or 15.0%), BMW (up 181 units, or 6.4%) and Hyundai (up 106 units, or 13.6%) for the quarter ended September 30, 2004. Fleet sales drove the significant increase in unit sales at our GM (excluding Cadillac) dealerships. For the nine months ended September 30, 2004, Acura (up 227 units, or 18.3%), GM (excluding Cadillac) (up 797 units, or 5.2%) and BMW (up 552 units, or 6.8%) were our strongest performing brands.

Our top performing regions for the quarter ended September 30, 2004 were North Los Angeles (up 251 units, or 12.0%), Oklahoma (up 302 units, or 17.3%) and Alabama/Atlanta (up 139 units, or 5.1%). For the nine months ended September 30, 2004, our North Los Angeles and Birmingham/Tennessee regions showed significant improvement when compared to the same period last year (up

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

794 units, or 14.9%, and 722 units, or 13.7%, respectively). Heavy concentrations of import and luxury brand dealerships in North Los Angeles and Birmingham/Tennessee contributed to these increases. Florida showed the greatest decline for the three and nine month periods ended September 30, 2004 compared to all other regions (down 768 units, or 22.8%, and 1,450 units, or 14.5%, respectively). This region was severely impacted by disruption caused by four hurricanes in the third quarter. Other underperforming regions for the quarter include our North Bay and Dallas regions. For the nine months ended September 30, 2004, significant unit declines were experienced in our Dallas and Ohio regions.

With the exception of GM, Honda and Volvo, all of our brands experienced increases in new unit sales price for the quarter ended September 30, 2004 as compared to the same period last year. For the nine month period, only Honda and Volvo showed a decreased selling price per new unit. Our total sales mix in 2004 shifted to a greater proportion of truck and sport-utility vehicle sales for the three and nine month periods ended September 30, 2004 compared to last year. This change in mix helped drive the overall increase in average price per unit.

Used Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2003	9/30/2004			9/30/2003	9/30/2004
Used Vehicle Units
Same Store	18,933	16,433	(2,500)	(13.2)%	53,840	48,401	(5,439)	(10.1)%
Acquisitions	207	1,418	1,211	585.0%	320	3,582	3,262	1019.4%

Total As Reported	19,140	17,851	(1,289)	(6.7)%	54,160	51,983	(2,177)	(4.0)%

Used Vehicle Revenues (in thousands)
Same Store	$312,837	$281,023	$(31,814)	(10.2)%	$890,895	$825,374	$(65,521)	(7.4)%
Acquisitions	2,863	30,949	28,086	981.0%	4,676	69,982	65,306	1396.6%

Total As Reported	$315,700	$311,972	$(3,728)	(1.2)%	$895,571	$895,356	$(215)	(0.0)%

Used Vehicle Unit Price
Same Store	$16,523	$17,101	$578	3.5%	$16,547	$17,053	$506	3.1%

The decline in used vehicle unit sales for the three and nine month periods ended September 30, 2004 was due partially to the continued strength of new vehicle incentives offered by manufacturers. We expect the retail environment for used vehicles to remain challenging to the extent new vehicle incentives remain high. Our Florida markets represented 15.2% of the quarter’s decline due somewhat to disruption caused by the four hurricanes. Our San Diego and Houston markets represented 26.0% of the quarterly decline. Our Alabama/Atlanta and Birmingham/Tennessee regions had improved used unit sales because these regions have high concentrations of luxury dealerships which comprise the majority of certified pre-owned (“CPO”) sales. CPO sales for both of these regions increased significantly for the three months ended September 30, 2004 as compared to the same period last year. For the nine months ended September 30, 2004, Florida, Ohio and Colorado represented 42.2% of the total decline.

Despite the decline in used unit volumes, the average used selling price per unit increased for both the three and nine month periods ended September 30, 2004 compared to the same periods last year. The increased average price per unit was attributable to an increase in CPO sales as a percentage of total used vehicle sales for both the quarter and nine months ended September 30, 2004.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2003	9/30/2004			9/30/2003	9/30/2004
Wholesale Vehicle Units
Same Store	15,570	14,652	(918)	(5.9)%	41,495	41,373	(122)	(0.3)%
Acquisitions	611	1,758	1,147	187.7%	1,479	4,435	2,956	199.9%

Total As Reported	16,181	16,410	229	1.4%	42,974	45,808	2,834	6.6%

Wholesale Vehicle Revenues (in thousands)
Same Store	$108,329	$115,002	$6,673	6.2%	$296,191	$326,987	$30,796	10.4%
Acquisitions	7,451	24,478	17,027	228.5%	18,600	53,748	35,148	189.0%

Total As Reported	$115,780	$139,480	$23,700	20.5%	$314,791	$380,735	$65,944	20.9%

Wholesale Unit Price
Same Store	$6,958	$7,849	$891	12.8%	$7,138	$7,903	$765	10.7%

Total same store wholesale vehicle unit sales decreased for both the three and nine month periods ended September 30, 2004 (down 918 units, or 5.9%, and 122 units, or 0.3%, respectively). Consistent with industry prices, our wholesale unit prices increased by 12.8% and 10.7% for the three and nine months periods ended September 30, 2004, respectively.

For the three months ended September 30, 2004, our GM (excluding Cadillac), Honda and Cadillac dealerships experienced decreases in wholesale unit sales (down 19.0%, 13.3% and 15.7%, respectively). GM (excluding Cadillac), Cadillac and Ford experienced similar decreases in wholesale unit sales for the nine months ended September 30, 2004. These decreases were somewhat offset by increases at several of our import dealerships (BMW, Audi, Honda and Volvo).

Parts, Service and Collision Repair (“Fixed Operations”):

	For the Three Months Ended		$ Change	% Change	For the Nine Months Ended		$ Change	% Change
	9/30/2003	9/30/2004			9/30/2003	9/30/2004
Fixed Operations Revenue (in thousands)
Same Store	$243,123	$238,783	$(4,340)	(1.8)%	$699,558	$704,107	$4,549	0.7%
Acquisitions	1,976	30,766	28,790	1457.0%	4,589	69,016	64,427	1403.9%

Total As Reported	$245,099	$269,549	$24,450	10.0%	$704,147	$773,123	$68,976	9.8%

For the quarter ended September 30, 2004, both parts and service revenues decreased and collision repair revenues were flat. Parts revenue also decreased for the nine months ended September 30, 2004, which was partially offset by an increase in service revenues. Collision repair revenues were flat for the three and nine months ended September 30, 2004 despite the negative impact of the hurricanes on our Alabama/Atlanta region. Large declines in wholesale parts sales were somewhat offset by increases in warranty parts revenues for the three and nine month periods ended September 30, 2004 compared to the same periods last year. For the quarter ended September 30, 2004, service revenues declined due to decreases in customer pay partially offset by an increase in warranty revenues. For the nine months ended September 30, 2004, service revenues increased due to increased warranty service revenues and customer pay.

The largest declines in Fixed Operations revenue for the quarter ended September 30, 2004 were at our GM (excluding Cadillac) (down $3.5 million, or 8.3%), Ford (down $3.3 million, or 14.7%) and Honda (down $2.1 million, or 6.2%) dealerships. Our Ford dealerships continued to experience a decline in wholesale parts revenues due to a manufacturer owned wholesale parts operation in Houston. For the nine month period ended September 30, 2004, warranty revenues generated the majority of the overall increase, partially offset by decreases in both customer pay and wholesale parts revenues. Quick lube revenues were also up for the nine months ended September 30, 2004 ($4.1 million, or 56.3%).

Our BMW dealerships were the strongest performers with an increase of $11.7 million, or 15.2%, in Fixed Operations for the nine months ended September 30, 2004 compared to the same period last year. Our BMW and Honda dealerships showed significant

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increases in warranty revenues for the nine months ended September 30, 2004 compared to the same period last year. Increased volume at our BMW dealerships contributed to greater warranty revenues as regular maintenance is covered by the manufacturer’s warranty. Recalls on two Honda models contributed to the increase in warranty revenues at our Honda dealerships. We experienced significant declines at our Ford and GM (excluding Cadillac) dealerships for the nine month period ended September 30, 2004 ($8.9 million, or 13.3%, and $6.2 million, or 5.2%, respectively).

Finance and Insurance:

	For the Three Months Ended		$ Change	% Change	For the Nine Months Ended		$ Change	% Change
	9/30/2003	9/30/2004			9/30/2003	9/30/2004
Finance & Insurance Revenue (in thousands)
Same Store	$52,198	$47,098	$(5,100)	(9.8)%	$147,529	$131,572	$(15,957)	(10.8)%
Acquisitions	1,182	5,205	4,023	340.4%	2,954	12,975	10,021	339.2%

Total As Reported	$53,380	$52,303	$(1,077)	(2.0)%	$150,483	$144,547	$(5,936)	(3.9)%

Total F&I per Unit
Same Store, Excluding
Fleet Units	$898	$922	$24	2.7%	$922	$906	$(16)	(1.7)%

Total same store finance and insurance revenues decreased $5.1 million, or 9.8%, and $16.0 million, or 10.8%, for the three and nine month periods ended September 30, 2004, respectively. Sales volume declines in both new and used vehicles were responsible for 94.1% of the decline in finance and insurance revenues for the quarter and 67.1% of the finance and insurance decline for the nine months ended September 30, 2004 as compared to the same periods last year.

Gross Profit and Gross Margins

Overall same store gross profit as a percentage of revenues (“gross margin”) decreased from 14.9% to 14.8% for the quarter and remained flat at 15.3% for the nine months ended September 30, 2004 compared to the same periods last year. For the three months ended September 30, 2004, the new vehicle gross margin decreased 10 bps and the used vehicle gross margin decreased 20 bps, which was partially offset by an increase of 40 bps in the Fixed Operations gross margin. Compared to the first six months of 2004, our overall new vehicle gross margin was down 40 bps and our overall used vehicle margin was down 70 bps. This sequential decline in new vehicle gross margin was caused by pricing pressure stemming from excess inventories industry-wide. We expect new vehicle pricing pressure to continue to the extent the manufacturers do not reduce production in the fourth quarter. The sequential decline in the overall used vehicle gross margin was primarily caused by the same trends in new vehicle incentives discussed above under used vehicle revenues. Although wholesale unit sales were down, increased wholesale revenues and unit prices for both the three and nine month periods ended September 30, 2004 contributed to a favorable decrease in wholesale losses (down 20 bps and 60 bps, respectively). Revenue mix also contributed to the decline in overall gross margin for the three months ended September 30, 2004. Increases in Fixed Operations and wholesale revenues as a percentage of total revenues were offset by decreases in the higher margin yielding used vehicle and finance and insurance revenues (down 10.2% and 9.8%, respectively) for the three months ended September 30, 2004.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses increased $18.8 million, or 8.5%, and $37.2 million, or 5.8%, during the quarter and year to date periods ended September 30, 2004, respectively, due to the impact of acquisitions, hurricane damage and disruption costs, hailstorm physical damage, Sarbanes-Oxley compliance expenses and legal costs which were partially offset by same store declines. Acquisitions added $28.6 million and $59.7 million to SG&A expenses for the quarter and year to date periods, respectively. SG&A expenses at same store dealerships decreased $9.9 million and $22.4 million for the three and nine month periods, respectively, as compared to 2003.

As a percentage of gross profits, same store SG&A expenses increased slightly to 76.7% in the third quarter of 2004 from 76.2% in the third quarter of 2003 primarily due to the reduction in vehicle sales volumes. On a year to date basis, same store SG&A expenses as a percentage of gross profits decreased to 75.8% in 2004 from 76.6% in 2003 primarily due to reductions in spending. In both the quarter and year to date periods, decreases were attributable to advertising, compensation and other fixed expenses which were somewhat offset by increases in other variable expenses.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising expenses continued to decline compared to the prior year periods as a result of the centralization of advertising expenditures that began in early 2004. On a same store basis, advertising expenses in the third quarter of 2004 declined $2.7 million, or 15.2% compared to the third quarter of 2003. On a year to date basis, advertising declined $6.0 million, or 12.7%. We expect this favorable trend in advertising to continue in the fourth quarter.

Same store compensation expense made up 55.5% and 56.4% of total SG&A expenses in the quarter and year to date periods, respectively, down from 56.9% and 57.7% in the same periods in 2003. Compensation expense declined $8.6 million, or 7.1%, and $20.8 million, or 5.9%, in the quarter and year to date periods, respectively. On both a quarterly and year to date basis, the decline in compensation was due primarily to the decreases in unit volume. Total compensation as a percentage of gross profits decreased to 42.6% on a quarterly basis, from 43.4% in 2003, and also improved on a year to date basis declining to 42.8% from 44.2% in the prior year. Contributing to this decrease was the standardization of pay plans which began in the first quarter of 2004.

The improvements in all of these areas were offset slightly by increases in other expenses of $2.0 million, or 4.5%, and $4.1 million, or 3.2%, in the quarter and year to date periods, respectively. During the quarter and nine months ended September 30, 2004, bad debt, employee benefits, delivery and credit card expense increases were partially offset by lower training and general operating costs.

Depreciation and Amortization

Depreciation and amortization expense increased over the three and nine month periods by $1.2 million and $4.4 million, respectively, due to acquisitions, the completion of leasehold improvement projects and other general capital expenditures.

Floor Plan Interest Expense

The weighted average floor plan interest rate incurred by continuing dealerships was 2.79% for the quarter ended September 30, 2004, compared to 2.49% for the quarter ended September 30, 2003, which increased interest expense by approximately $0.6 million. The average floor plan balance from continuing dealerships increased to $925.1 million during the third quarter of 2004 from $737.3 million during the third quarter of 2003, resulting in increased interest expense of approximately $1.3 million. Approximately $65.9 million of the increase in the average floor plan balance was due to additional dealerships we acquired subsequent to September 30, 2003. The remaining increase in the floor plan balance was due to inventory optimization efforts.

The weighted average floor plan interest rate incurred by continuing dealerships was 2.70% for the nine months ended September 30, 2004, compared to 2.84% for the nine months ended September 30, 2003, which reduced interest expense by approximately $0.7 million. This decrease in expense was offset by an increase in floor plan balances. The average floor plan balance from continuing dealerships increased to $937.7 million during the first nine months of 2004 from $728.9 million during the first nine months of 2003, resulting in an interest expense increase of approximately $4.2 million. Approximately $39.4 million of the increase in the average floor plan balance was due to additional dealerships we acquired subsequent to September 30, 2003. The remaining increase in the floor plan balance was due to inventory optimization efforts.

Our floor plan expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. During the quarter and nine months ended September 30, 2004, respectively, the amounts we recognized from floor plan assistance exceeded our floor plan interest expense by approximately $2.5 million and $9.2 million, respectively. In the three and nine month periods ended September 30, 2003, floor plan assistance exceeded floor plan interest expense by approximately $5.6 million and $11.9 million, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Other

Changes in interest expense, other in 2004 compared to 2003 are summarized in the table below:

	For the Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	Increase/(decrease) (in millions)	Increase/(decrease) (in millions)
Interest rates –
• Changes in the average interest rate on the Revolving Credit Facility from 3.96% to 4.10% and from 4.80% to 3.95% for the three and nine months ended September 30, 2004, respectively	$0.2	$(1.4)
• Refinancing $182.4 million of the 11% Senior Subordinated Notes with $200.0 million of 8.625% Senior Subordinated Notes in Q3 2003	(0.6)	(2.0)

Debt balances –
• Higher average balance on the Revolving Credit Facility	0.9	1.4
• Issuance of an additional $75.0 million of 8.625% Senior Subordinated Notes in Q4 2003	1.6	4.8
• Double carry of the 11% Senior Subordinated Notes and the 8.625% Senior Subordinated Notes during the 30-day call period in Q3 2003	(1.2)	(1.2)

Other factors –
• Decrease in capitalized interest in first quarter 2004	—	0.2
• Incremental interest savings (expense) related to floating to fixed interest rate swaps	(0.2)	0.1
• Incremental interest savings related to fixed to floating interest rate swaps	(0.9)	(3.5)
• Increase in interest income	(0.7)	(1.9)
• Increase in other interest	0.3	0.8

	$(0.6)	$(2.7)

Other Income / Expense, Net

Other expense decreased by $14.0 million and $13.9 million for the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003 due to costs associated with the repurchase of our 11% senior subordinated notes due 2008 on August 12, 2003.

Liquidity and Capital Resources

We require cash to finance acquisition and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to meet these requirements.

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

Floor Plan Facilities

The weighted average interest rate for our floor plan facilities was 2.81% and 2.52% for the three months ended September 30, 2004 and 2003, respectively, and 2.71% and 2.84% for the nine months ended September 30, 2004 and 2003, respectively. Our floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance. In the third quarter of 2004, we received approximately $9.6 million in manufacturer assistance, and $29.8 million of assistance in the first nine months of 2004, which resulted in an effective borrowing rate under our floor plan facilities for both periods of 0%. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of September 30, 2004.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long-Term Debt and Credit Facilities

The Revolving Credit Facility: In the first quarter of 2004, we added two lenders to our Revolving Credit Facility and increased our borrowing limit by $50.0 million. At September 30, 2004 our Revolving Credit Facility had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base and availability were approximately $550.0 million and $174.6 million at September 30, 2004, respectively). The amount available to be borrowed under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At September 30, 2004, we had $58.0 million in letters of credit outstanding.

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

Notes Payable to a Finance Company: Three notes payable totaling $26.6 million in aggregate principal were assumed with the purchase of franchises during the second quarter of 2004 (the “Assumed Notes”). The Assumed Notes bear interest rates from 10.52% to 9.52% (with a weighted average of 10.19%), have a combined monthly principal and interest payment of $0.3 million, mature November 1, 2015 through September 1, 2016 and are collateralized by letters of credit with a commercial bank. We recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2004, the outstanding balance and availability on our long-term debt and credit facilities were as follows (in thousands):

	Interest Rate (1)	Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures October 2006)	LIBOR + 2.55%	$317,438	$174,557
Senior Subordinated Notes (mature August 2013)	8.625%	$275,000	$—
Convertible Senior Subordinated Notes (mature May 2009) (2)	5.25%	$130,100	$—
Mortgage Facility:
Construction Loan (matures December 2007)	LIBOR + 2.25%	$—	$50,000	(3)
Permanent Loan (matures December 2012)	LIBOR + 2.00%	$—	$100,000	(3)
Notes Payable to a Finance Company (mature November 2015 through September 2016)	10.19%(4)	$26,090	$—

(1)	Six-month LIBOR was 2.20% at September 30, 2004.
(2)	Notes were not convertible at any time during the nine months ended September 30, 2004.
(3)	Total combined borrowings under the Construction and Permanent Loans are limited to $100,000. Borrowings were repaid during the nine months ended September 30, 2004. We do not currently intend to borrow on the Construction and Permanent Loans in the future.
(4)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of September 30, 2004.

Dealership Acquisitions and Dispositions

In the first nine months of 2004, we acquired 13 franchises for an aggregate purchase price of $227.8 million in cash, net of cash acquired, comprised of $194.0 million in cash from operations and by borrowings under the Revolving Credit Facility and the assumption of $33.8 million in debt, including premium of $7.3 million. The total purchase price for these acquisitions was based on our internally determined valuation of the franchises and their assets. During the first nine months of 2004, we completed seven planned franchise dispositions. These disposals generated cash of $32.5 million.

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, dealership facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting operating leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. During the first nine months of 2004, we sold $23.2 million in dealership facilities in sale-leaseback transactions.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first nine months of 2004 were approximately $73.3 million, of which approximately $53.2 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealership facilities and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the first nine months of 2004 expected to be sold within a year in sale-leaseback transactions were $46.5

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million. We do not expect any significant gains or losses from these sales. As of September 30, 2004, commitments for facilities construction projects totaled approximately $23.1 million. We expect $14.4 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

As of September 30, 2004, our Board of Directors authorized us to expend up to $185.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first nine months of 2004, we repurchased 951,500 shares for approximately $20.9 million which was partially offset by proceeds received from the exercise of stock options under stock compensation plans of $13.7 million. As of October 29, 2004, we had $32.8 million remaining under our Board authorization.

Dividends

Our Board of Directors approved a quarterly cash dividend of $0.12 per share for shareholders of record on September 15, 2004, which was paid on October 15, 2004. On October 21, 2004, our Board of Directors approved a quarterly cash dividend of $0.12 per share for stockholders of record on December 15, 2004, which will be paid on January 15, 2005.

Cash Flows

For the nine months ended September 30, 2004, net cash provided by operating activities was approximately $119.8 million, which was driven primarily by net income adjusted for non-cash items such as depreciation, amortization and gains on disposals of assets and, to a lesser extent, changes in working capital accounts. Cash used in investing activities in the first nine months of 2004 was $202.5 million, the majority of which related to dealership acquisitions and capital expenditures on property and equipment which was partially offset by proceeds received from dealership dispositions and the sales of property and equipment in sale-leaseback transactions. In the first nine months of 2004, net cash provided by financing activities was $0.6 million and related primarily to repurchases of Class A common stock of $20.9 million and dividends paid of $12.4 million, which was offset by the exercise of shares under stock compensation plans of $13.7 million and net borrowings on revolving credit facilities of $21.9 million.

Future Liquidity Outlook

We believe our best source of liquidity for future growth remains cash flows generated from operations combined with the availability of borrowings under our floor plan financing (or any replacements thereof) and the Revolving Credit Facility. Though uncertainties in the economic environment as well as uncertainties associated with geopolitical conflicts may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service, quarterly cash dividends and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly-traded debt securities, based on market conditions.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our variable rate notes payable–floor plan, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.2 billion at September 30, 2004 and approximately $1.1 billion at September 30, 2003. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $8.8 million in the first nine months of 2004 and approximately $7.3 million in the first nine months of 2003. Of the total change in interest expense, approximately $6.3 million in the first nine months of 2004 and approximately $5.9 million in first nine months of 2003 would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the nine months ended September 30, 2004 and 2003, the amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $9.2 million and $11.1 million, respectively. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives. A change of 100 basis points in the underlying interest rate would have caused an estimated change in floor plan assistance of approximately $5.2 million in the first nine months of 2004.

In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuates based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we have two separate interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of the LIBOR-based variable rate debt to a fixed rate. The Fixed Swaps each have a notional principal amount of $100.0 million and mature on October 31, 2004 and September 6, 2006. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $4.5 million and $4.4 million for the nine month periods ended September 30, 2004 and 2003, respectively. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive loss, net of related income taxes, in the statement of stockholders’ equity with offsetting amounts in other accrued and long-term liabilities. In addition, we have five separate interest rate swaps totaling $150.0 million (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. The Variable Swaps expire on August 15, 2013 and have been designated and qualify as fair value hedges and, as a result, changes in the fair value of the Variable Swaps have been recorded against the associated fixed rate long-term debt with offsetting amounts recorded as a derivative liability within other long term liabilities. Incremental interest expense savings as a result of the Variable Swaps was $3.5 million for the nine month period ended September 30, 2004.

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

Several of our Texas dealership subsidiaries have been named in three class action lawsuits against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 dealerships are named as defendants in the other action. The three actions allege that since 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, in two actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. The Texas Court of Appeals has affirmed the trial court’s order of class certification in the state actions, and the Texas Supreme Court issued an order for the second time in September 2004 stating that it would not hear the merits of the defendant’s appeal on class certification. The federal trial court conditionally certified a class of consumers in the federal antitrust case, but on appeal by the defendant dealerships, the U.S. Court of Appeals for the Fifth Circuit reversed the certification of the plaintiff class in October 2004 and remanded the case back to the federal trial court for further proceedings not inconsistent with the Fifth Circuit’s ruling. The plaintiffs may appeal this ruling by the Fifth Circuit.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the fiscal quarter ended September 30, 2004.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(Amounts in Thousands, Except Per Share Amounts)
July 2004	280	$19.74	280	$32,838
August 2004	0	0	0	32,838
September 2004	0	0	0	32,838

Total	280	$19.74	280	$32,838

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000

Total	$185,000

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a)	Exhibits:

Exhibit No.	Description
31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Forward Looking Statements

This Quarterly Report on Form 10-Q contains numerous “forward-looking statements” within the meaning of the Private Litigation Securities Reform Act of 1995. These forward looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	future acquisitions;

•	industry trends;

•	general economic trends, including employment rates and consumer

•	confidence levels;

•	vehicle sales rates and same store sales growth;

•	our financing plans; and

•	our business and growth strategies.

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

SONIC AUTOMOTIVE, INC.

Date: November 3, 2004	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: November 3, 2004	By:	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)