Form 10-K
period 2004-12-31
SONIC AUTOMOTIVE INC
filed 2005-03-07
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-13395

SONIC AUTOMOTIVE, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	56-2010790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6415 IDLEWILD ROAD, SUITE 109 CHARLOTTE, NORTH CAROLINA	28212
(Address of Principle Executive Offices)	(Zip Code)

(704) 566-2400

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE WHICH REGISTERED
Class A Common Stock, $.01 Par Value	New York Stock Exchange

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $647,426,293 based upon the closing sales price of the registrant’s Class A common stock on June 30, 2004 of $22.15 per share. As of March 1, 2005 there were 29,573,681 shares of Class A common stock, par value $.01 per share, and 12,029,375 shares of Class B common stock, par value $.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2005 are incorporated by reference into Part III of this Form 10-K.

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

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of March 1, 2005, we operated 192 dealership franchises at 159 dealership locations, representing 38 different brands of cars and light trucks, and 40 collision repair centers in 15 states. Each of our dealerships provides comprehensive services including (1) sales of both new and used cars and light trucks, (2) sales of replacement parts and performance of vehicle maintenance, warranty, paint and repair services and (3) arrangement of extended service contracts, financing, insurance, vehicle protection products and other aftermarket products (collectively, “F&I”) for our automotive customers.

The following charts depict the diversity of our sources of revenue and gross profit for the year ended December 31, 2004:

BUSINESS STRATEGY

Further Develop Strategic Markets and Brands.    Our growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California, that on average are experiencing population growth that exceeds the national average. Where practicable, we also seek to acquire franchises that we believe have above average sales prospects. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2004, 73% of our total revenue was generated by import/luxury dealerships. We expect this trend toward more import/luxury dealerships to continue in the near future. Our dealership network is geographically organized into divisional and regional dealership groups. As of December 31, 2004, we operated dealerships in the following geographic areas:

Region	Number of Dealerships	Number of Franchises	Percent of 2004 Total Revenue
North Carolina/ South Carolina	17	22	7.9%
Alabama/Georgia	15	20	8.3%
Florida	12	15	8.5%
Tennessee/Birmingham	11	13	6.6%

Southeastern Division	55	70	31.3%
Ohio	6	9	2.7%
Michigan/Mid-Atlantic	10	11	7.1%

Northern Division	16	20	9.8%
Houston	19	23	13.4%
Dallas/Oklahoma	17	18	12.5%

Central Division	36	41	25.9%
North Bay	10	12	7.9%
South Bay	11	11	7.6%
LA North	12	16	5.4%
LA South	10	10	6.7%
Las Vegas/Colorado	9	12	5.4%

Western Division	52	61	33.0%

	159	192	100.0%

During 2004, we acquired 11 dealerships, representing 13 franchises, disposed of 4 dealerships, representing 4 franchises, and terminated 3 franchises. Our 2004 acquisitions were limited to acquisitions that were in the negotiation stage at the end of 2003. We expect to continue to limit our acquisition activity to approximately 10% of annual revenues each year. This will allow us to continue to reduce our leverage and maintain liquidity for our dividend and share repurchase activities and also allow our management infrastructure to focus on improving operating performance and integrating acquired dealerships. For additional discussion regarding our reduced growth pace and the anticipated resulting effect on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We generally seek to acquire larger, well-managed dealerships or multiple franchise dealership groups located in metropolitan or high growth suburban markets (“hub” acquisitions). We also look to acquire single franchise dealerships that will allow us to capitalize upon professional management practices and provide greater breadth of products and services in our existing markets (“spoke” acquisitions). We also intend to acquire dealerships that have under performed the industry average but represent attractive franchises or have attractive locations that would immediately benefit from our professional management practices.

The automotive retailing industry remains highly fragmented and we believe that further consolidation is likely. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships.

Increase Sales of Higher Margin Products and Services.    We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products:    Each sale of a new or used vehicle provides us with an opportunity to earn financing fees, insurance commissions and to sell extended service contracts, vehicle protection products and other aftermarket products. We currently offer a wide range of nonrecourse financing, leasing, vehicle protection products, other aftermarket products, service contracts and insurance products to our customers. We believe there are opportunities at acquired dealerships to increase earnings from the sale of finance, vehicle protection products, other aftermarket products, insurance and service contracts. We are continuing to emphasize menu-selling techniques and other best practices to increase our sales of extended service contracts.

Rate spread is another term for the commission earned by our dealerships for arranging vehicle financing for customers. The amount of the commission could be zero, a flat fee or an actual spread between the interest rate charged to the customer and the interest rate provided by the direct financing source (bank, credit union or manufacturers’ captive finance company). In 2004, we estimate that our average rate spread on finance contracts was 1.2%. In 2004, including credit unions, over 23% of our financings were for no fee or a flat dollar fee to our dealerships. In 2002, we established caps on the amount of potential rate spread our dealerships could earn with all finance sources. We believe the rate spread we earn for arranging financing represents value to the customer because of the following:

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

Parts, Service & Repair (“Fixed Operations”):    Each of our dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships. As a result, franchised dealerships are uniquely qualified to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business by using our access to capital to increase service capacity, investing in sophisticated equipment and well trained technicians, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts will drive further service and parts business in our dealerships as we increase the potential to retain a current parts and service customer beyond the term of the standard manufacturer warranty period.

We operated collision repair centers at 40 locations at March 1, 2005. We believe we can improve these operations by capitalizing on the synergies between our franchised dealerships and our collision repair centers. These synergies include access to customer networks, ready access to parts and the ability to share employees.

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

Emphasize Expense Control.    We continually focus on controlling expenses and expanding margins at the dealerships we acquire and integrate into our organization. We manage these costs, such as advertising and variable compensation expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and the majority of other non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. In addition, dealership management compensation is tied to individual dealership profitability. We believe we can further manage these types of costs through best practices, standardization of compensation plans, controlled oversight and accountability and centralized processing systems.

Train, Develop and Motivate Qualified Management.    We believe that our well-trained dealership personnel are key to our long-term prospects. We require all of our employees, from service technicians to regional vice presidents, to participate in our in-house training programs each year. Our Sonic Dealer Academy includes training modules not only for our dealer operators but also for general sales managers and Fixed Operations managers. Our training programs repeatedly emphasize our company’s core philosophy of “Take The High Road,” stressing the importance of complying with applicable laws and regulations and our company’s code of business conduct and ethics. We believe that this training and organizational structure provides high-level supervision over the dealerships, accurate financial reporting and the ability to maintain effective controls as we expand. In order to motivate management, we employ an incentive-based compensation program for each officer, vice president and dealer operator, with additional incentives based on the performance of individual profit centers. We believe that this organizational structure, together with the opportunity for promotion within our large organization, serves as a strong motivation for our employees.

Achieve High Levels of Customer Satisfaction.    We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles in a positive, “consumer friendly” buying environment. Several manufacturers offer specific financial incentives on a per vehicle basis if certain Customer Satisfaction Index (“CSI”) levels (which vary by manufacturer) are achieved by a dealer. In addition, all manufacturers consider CSI scores in approving acquisitions. In order to keep management focused on customer satisfaction, we include CSI results as a component of our incentive-based compensation programs. Based on data from our manufacturers, for the year ended December 31, 2004, 70.4% and 71.1% of our dealerships exceeded the national average for customer satisfaction in sales and service, respectively.

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

Many automobile manufacturers have developed policies regarding public ownership of dealerships, and we also have entered into framework agreements with most major vehicle manufacturers. To the extent that new or amended manufacturer policies or our framework agreements with manufacturers restrict the number of dealerships which may be owned by us, or the transferability of our common stock, such policies could have a material adverse effect on us. We believe that we will be able to renew at expiration substantially all of our existing franchise and dealer agreements. Policies implemented by manufacturers, either unilaterally or composed within framework agreements that we have entered into with many major vehicle manufacturers, include the following restrictions:

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

In addition to competition for vehicle sales, we also compete with other auto dealers, service stores, auto parts retailers and independent mechanics in providing parts and service. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, factory-trained technicians, the familiarity with a dealer’s makes and models and the quality of customer service. A number of regional and national chains offer selected parts and service at prices that may be lower than our prices.

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

Governmental Regulations and Environmental Matters

Numerous federal and state regulations govern our business of marketing, selling, financing and servicing automobiles. We are also subject to laws and regulations relating to business corporations generally.

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

Our financing activities with customers are subject to federal truth-in-lending, consumer privacy, consumer leasing and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Some states regulate finance fees and charges that may be paid as a result of vehicle sales.

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

We do not have any known material environmental liabilities and we believe that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition. However, soil and groundwater contamination is known to exist at certain properties used by us. Further, environmental laws and regulations are complex and subject to frequent change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. We cannot assure you that compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional expenditures by us, or that such expenditures will not be material.

Executive Officers of the Registrant

The executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	78	Chairman, Chief Executive Officer and Director
B. Scott Smith	37	Vice Chairman, Chief Strategic Officer and Director
Jeffrey C. Rachor	43	President, Chief Operating Officer and Director
E. Lee Wyatt, Jr.	52	Executive Vice President, Chief Financial Officer and Treasurer
Mark J. Iuppenlatz	45	Executive Vice President of Corporate Development

O. Bruton Smith, 78, is our Chairman, Chief Executive Officer and a director and has served as such since our organization in January 1997, and he currently is a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Lowe’s Motor Speedway, Las Vegas Motor Speedway, Infineon Raceway and Texas Motor Speedway. He is also an executive officer or a director of most of SMI’s operating subsidiaries.

B. Scott Smith, 37, is our Vice Chairman and Chief Strategic Officer. Prior to his appointment as Vice Chairman and Chief Strategic Officer in October 2002, Mr. Smith was President and Chief Operating Officer from April 1997 until October 2002. Mr. Smith has been a director of our company since our organization in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith, who is the son of O. Bruton Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over eighteen years experience in the automobile dealership industry.

Jeffrey C. Rachor, 43, is our President and Chief Operating Officer. Prior to his promotion to President in April 2004, Mr. Rachor served as Executive Vice President and Chief Operating Officer, a position he had held with our company since October 2002. In May 1999, Mr. Rachor was appointed a director of our company and in November 1999 promoted to executive officer status as Executive Vice President of Retail Operations. He originally joined us as the Regional Vice President—Mid-South Region upon our 1997 acquisition of dealerships in Chattanooga, Tennessee and was subsequently promoted to Vice President of Retail Operations in September 1998 and again promoted to Executive Vice President – Retail Operations in November 1999. Mr. Rachor has over nineteen years of experience in automobile retailing and was the Chief Operating Officer of the Chattanooga dealerships from 1989 until their acquisition by us in 1997.

E. Lee Wyatt, Jr., 52, is our Executive Vice President, Chief Financial Officer and Treasurer. In April 2004, Mr. Wyatt was promoted to the position of Executive Vice President adding to his responsibility of Chief Financial Officer. Prior to joining us in March 2003, he served for four and one-half years as Vice President of Administration and Chief Financial Officer for Sealy, Inc., a $1.2 billion, privately-owned company with public reporting requirements. Sealy, Inc. is a market leader in the bedding industry with global manufacturing and licensing operations. He served as a member of Sealy, Inc.’s senior management team, and was responsible for all aspects of company finances as well as investor relations, information technology, and purchasing. Prior to Sealy, Inc., Mr. Wyatt was Senior Vice President of Finance and Administration for the wholesale and distribution division of Brown Shoe Company.

Mark J. Iuppenlatz, 45, is our Executive Vice President of Corporate Development. In April 2004, Mr. Iuppenlatz was promoted to Executive Vice President from Senior Vice President, a position which he had held since May 2002. Prior to May 2002, he served as our Vice President of Corporate Development from August 1999. Before joining us, Mr. Iuppenlatz served as the Executive Vice President — Acquisitions and Chief Operating Officer of Mar Mar Realty Trust (“MMRT”), a real estate investment trust specializing in sale/leaseback financing of automotive-related real estate, from September 1998 to August 1999. From 1996 to September 1998, Mr. Iuppenlatz was employed by Brookdale Living Communities, Inc., a company that owns, operates, develops and manages luxury senior housing communities, where he was responsible for the company’s development operations. From 1994 to 1996, he served as Vice President of Schlotzky’s, Inc., a publicly traded restaurant chain. From 1991 to 1994, Mr. Iuppenlatz served in Spain as the director of marketing and the assistant director of development for Kepro S.A., a real estate development company.

Employees

As of March 1, 2005, we employed approximately 11,600 people. We believe that many dealerships in the retail automobile industry have difficulty in attracting and retaining qualified personnel for a number of reasons, including the historical inability of dealerships to provide employees with a liquid freely-tradeable equity interest in the profitability of the dealership. We provide certain executive officers, managers and other employees with stock options and all employees with a stock purchase plan. We believe this type of freely-tradeable equity incentive is attractive to our existing and prospective employees.

We believe that our relationships with our employees are good. Approximately 234 of our employees, primarily service technicians in our Northern California markets, are represented by a labor union. Because of our dependence on the manufacturers, however, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturer’s manufacturing facilities.

Company Information

Our website is located at www.sonicautomotive.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (“SEC”) are available free of charge on our website. We make these documents available as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Item 2:	Properties.

Our principal executive offices are located at 6415 Idlewild Road, Suite 109, Charlotte, North Carolina 28212, and our telephone number is (704) 566-2400.

Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors we consider in evaluating an acquisition candidate is its location. We prefer to acquire dealerships located along major thoroughfares, which can be easily visited by prospective customers.

We lease substantially all of the properties utilized by our dealership operations from affiliates of Capital Automotive REIT (“CARS”) and other individuals and entities. We believe that our facilities are adequate for our current needs.

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

Several of our Texas dealership subsidiaries have been named in three class action lawsuits against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 dealerships are named as defendants in the other action. The three actions allege that since 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, in two of these actions, the Texas state courts each certified a class of consumers on whose behalf the actions would proceed. The Texas Court of Appeals has affirmed the trial court’s order of class certification in the state actions, and the Texas Supreme Court issued an order for the second time in September 2004 stating that it would not hear the merits of the defendants’ appeal on class certification. The federal trial court conditionally certified a class of consumers in the federal antitrust case, but on appeal by the defendant dealerships, the U.S. Court of Appeals for the Fifth Circuit reversed the certification of the plaintiff class in October 2004 and remanded the case back to the federal trial court for further proceedings not inconsistent with the Fifth Circuit’s ruling. The plaintiffs in the federal lawsuit are seeking to have the U.S. Supreme Court hear an appeal of the Fifth Circuit’s ruling that reversed the federal trial court’s class certification order.

If the TADA matters are not settled, we and our defendant dealership subsidiaries intend to vigorously defend ourselves and assert available defenses. In addition, we may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters may result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Item 4:	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is currently traded on the NYSE under the symbol “SAH.” Our Class B Common Stock is not traded on a public market.

As of March 1, 2005, there were 29,573,681 shares of Sonic’s Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of March 1, 2005, there were 94 record holders of the Class A common stock and three record holders of the Class B common stock. As of March 1, 2005, the closing stock price for the Class A common stock was $22.49.

Our Board of Directors approved four quarterly cash dividends totaling $0.44 per share during 2004. During 2003, our Board of Directors approved two quarterly dividends totaling $0.20 per share. Our Board of Directors has also approved a dividend of $0.12 per share for shareholders of record on March 15, 2005 which will be paid on April 15, 2005.

The following table sets forth the high and low closing sales prices for Sonic’s Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape.

2004	HIGH	LOW
First Quarter	$25.45	$21.88
Second Quarter	26.10	21.18
Third Quarter.	22.35	18.40
Fourth Quarter	25.32	18.70

2003	HIGH	LOW
First Quarter	$16.69	$13.65
Second Quarter	22.42	14.59
Third Quarter.	28.65	21.85
Fourth Quarter	28.64	20.80

During 2004, all sales of our equity securities were registered under the Securities Act.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our Class A Common Stock during the quarter ended December 31, 2004. We currently have approximately $32.8 million of authorization remaining under the publicly announced repurchase authorizations adopted by our Board of Directors. These repurchase authorizations occurred as follows:

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

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2004. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(dollars and shares in thousands except per share amounts)
Income Statement Data (1) (3):
Total revenues	$4,952,267	$5,424,194	$6,422,751	$6,949,653	$7,394,937
Income from continuing operations before income taxes	$109,426	$132,775	$176,860	$133,026	$152,569
Income from continuing operations	$67,786	$81,465	$109,630	$87,305	$95,711
Basic earnings per share from continuing operations	$1.59	$2.01	$2.63	$2.13	$2.31
Diluted earnings per share from continuing operations (2)	$1.55	$1.96	$2.50	$2.04	$2.22

Consolidated Balance Sheet Data:
Total assets	$1,782,993	$1,810,369	$2,375,308	$2,686,229	$2,901,611
Total long-term debt	$493,309	$519,963	$645,809	$696,285	$671,796
Total long-term liabilities (including long-term debt)	$517,928	$554,000	$703,183	$792,354	$801,519
Cash dividends declared	$—	$—	$—	$8,218	$18,207

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income statement data reflects reclassifications from the prior years presentation to (1) exclude additional franchises sold and terminated or identified for sale subsequent to December 31, 2003 which had not been previously included in discontinued operations and (2) include franchises which had been identified for sale as of December 31, 2003 but which we have now decided to retain and operate.
(2)	In accordance with the provisions of EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”, which was adopted during the fourth quarter of 2004, diluted earnings per share data for 2002, 2003 and 2004 reflects the dilutive impact of our 5.25% Convertible Senior Subordinated Notes using the “if-converted method”.
(3)	In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, goodwill is no longer amortized. See Note 1 to the accompanying consolidated financial statements.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report on Form 10-K.

Overview

We are one of the largest automotive retailers in the United States. As of March 1, 2005 we operated 192 dealership franchises, representing 38 different brands of cars and light trucks, at 159 locations and 40 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance, vehicle protection products and other aftermarket products for our customers. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The automobile industry’s total amount of new vehicles sold increased by 1.5% to 16.9 million vehicles in 2004 from 16.6 million vehicles in 2003. This was the first annual increase in industry sales since 2000. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s total amount of new vehicles sold. In 2004, our import stores performance fell short of the industry’s 5.6% import unit sales growth and our domestic stores underperformed the industry’s domestic sales contraction of 1.2%.

The following table depicts the breakdown of our new vehicle revenues by brand for each of the past three years:

	Percentage of New Vehicle Revenues
	Year Ended December 31,
Brand (1)	2002	2003	2004

Honda	14.9%	15.1%	12.8%
BMW	10.7%	10.0%	12.0%
Cadillac	10.7%	12.0%	11.8%
General Motors (2)	12.9%	11.7%	11.8%
Toyota	11.3%	12.8%	11.3%
Ford	15.7%	11.9%	9.9%
Lexus	4.9%	5.0%	6.1%
Volvo	2.7%	3.8%	3.9%
Mercedes	3.3%	3.0%	3.2%
Chrysler (3)	3.1%	2.8%	2.6%
Nissan	2.6%	2.6%	2.6%
Volkswagen	1.0%	1.6%	1.8%
Hyundai	1.0%	1.3%	1.6%
Audi	1.2%	1.0%	1.4%
Other Luxury (4)	2.1%	3.6%	5.0%
Other (5)	1.9%	1.8%	2.2%

Total	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income statement data reflects reclassifications from the prior years presentation to exclude (1) additional franchises sold and terminated or identified for sale subsequent to December 31, 2003 which had not been previously included in discontinued operations and (2) include franchises which had been identified for sale as of December 31, 2003 but which we have now decided to retain and operate.
(2)	Includes Buick, Chevrolet, GMC, Oldsmobile, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Acura, Hummer, Infiniti, Jaguar, Land Rover, Maybach, Morgan, Porsche and Saab
(5)	Includes Isuzu, KIA, Lincoln, Mercury, Mini, Mitsubishi, Scion and Subaru

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

In the ordinary course of business we evaluate our dealership franchises for possible disposition based on various performance criteria. During the year ended December 31, 2004, we sold 4 franchises, terminated 3 franchises, and had approved, but not completed, the disposition of 24 additional franchises. These franchises are generally franchises with unprofitable operations. We believe the disposition of these dealerships will allow us to focus our management attention on those remaining stores with the highest potential return on investment.

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

Critical accounting policies are those that are both most important to the portrayal of our financial position and results of operations and require the most subjective and complex judgments. The following is a discussion of what we believe are our critical accounting policies and estimates. See Note 1 to our consolidated financial statements for additional discussion regarding our accounting policies.

Finance, Insurance and Service Contracts—We arrange financing for customers through various financial institutions and receive a commission from the lender either in a flat fee amount or in an amount equal to the difference between the actual interest rates charged to customers and the predetermined base rates set by the financing institution. We also receive commissions from the sale of various insurance contracts and non-recourse third party extended service contracts to customers. Under these contracts, the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract.

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2004 by $2.7 million. Our estimate of chargebacks ($17.8 million as of December 31, 2004) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-off. If these factors change, the resulting impact is a change in our estimate for chargebacks. During the fourth quarter of 2004, we recorded a charge of $3.8 million relating to finance, insurance and extended service contracts as a result of a change in estimates for chargeback rates.

Goodwill—Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, we allocate the carrying value of goodwill and test it for impairment based on our geographic divisions. The $1,065.2 million of goodwill on our balance sheet, including approximately $8.3 million classified in assets held for sale, at December 31, 2004 is allocated to the following geographic divisions (dollars in millions):

Northern Division	$106.0
Southeastern Division	$285.0
Central Division	$353.1
Western Division	$321.1

In evaluating goodwill for impairment, we compare the carrying value of the goodwill allocated to each division to the fair value of the underlying dealerships in each division. This represents the first step of the impairment test. If the fair value of a division is less than the carrying value of the goodwill allocated to that division, we are then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets of the respective division as if the calculated fair value was the purchase price of the business combination. This allocation would include assigning value to any previously unrecognized identifiable assets which means the fair value that would be allocated to goodwill is significantly reduced. (See discussion regarding franchise agreements acquired prior to July 1, 2001 in Note 1 to our consolidated financial statements). We then compare the value of the goodwill resulting from this allocation process to the carrying value of the goodwill in the respective division with the difference representing the amount of impairment.

We use several assumptions and various fair value approaches in estimating the fair value of the goodwill in each division. These assumptions and approaches include: an earnings multiple for private dealership valuations (as determined by the historical multiple paid for dealerships we have purchased) applied to actual earnings; an earnings multiple for public consolidators in our peer group applied to actual earnings; and a discounted cash flow utilizing estimated future earnings and our weighted average cost of capital. These approaches are blended to arrive at a fair value of goodwill for each division.

At December 31, 2004 (the date of our latest impairment test), the fair value of each of our divisions exceeded the carrying value of the goodwill allocated to them (step one of the impairment test). As a result, we were not required to conduct the second step of the impairment test described above, and we recognized no impairment of the carrying value of our goodwill on our balance sheet at December 31, 2004.

However, if in future periods we determine that the fair value of the goodwill allocated to one or more of our divisions is less than the carrying value of the goodwill allocated to such division(s), we believe that application of the second step of the impairment test would result in a substantial impairment charge to the goodwill allocated to such division(s) and the amount of such impairment charge would likely be materially adverse to our consolidated operating results, financial position and cash flows.

Insurance Reserves—We have various self-insured and high deductible insurance programs which require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. We estimate the ultimate liability under these programs is between $20.6 million and $22.9 million. At December 31, 2004, we had $21.5 million reserved for such programs. We used an experience modification factor in estimating reserves for workers’ compensation claims of 0.58. A change of five basis points in this factor would change the reserve by $0.7 million. We used a discount rate of 3.0% to calculate the present value of our estimated workers’ compensation claims. A change of 100 basis points in the discount rate would change the reserve by $0.3 million. A discount rate of 3.0% was used to calculate the present value of our general liability claim reserves. A change of 100 basis points in the discount rate would have changed the reserve by $0.2 million.

Legal Proceedings—We are involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities. During 2004 we recorded an additional $2.9 million in legal reserves. Currently, with the exception of the TADA litigation discussed in “Item 3: Legal Proceedings” herein, no legal proceedings are pending against or involve us that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Classification of Franchises in Continuing and Discontinued Operations—We classify the results from operations of our continuing and discontinued operations in our consolidated statements of income based on the provisions of SFAS No. 144. Many of these provisions involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of income may be reclassified in order to reflect the current classification.

Income Taxes—As a matter of course, we are regularly audited by various taxing authorities and from time to time, these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply in all material respects with applicable tax law and that we have adequately provided for any reasonably foreseeable outcome related to these matters. Included in other accrued liabilities at December 31, 2003 and 2004 are $2.9 million in reserves that we have provided for these matters.

We have $8.3 million in deferred tax assets related to state net operating loss carryforwards that will expire between 2012 and 2024. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. Based on our judgment, we have not recorded a valuation allowance because it is more likely than not that taxable income for these states will be sufficient to realize the benefits of the associated deferred tax assets. However, the results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of our judgment could result in a charge that will be material to our consolidated operating results, financial position and cash flows.

Recent Accounting Pronouncements

In September 2004, the EITF reached a consensus on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Issue No. 04-8 requires issuers of contingently convertible securities to include the dilutive effect of these securities in the calculation of dilutive weighted average shares outstanding, regardless of whether conversion is likely, starting with periods ending after December 15, 2004. Issue No. 04-8 also requires retroactive application to all prior periods for which contingently convertible securities were outstanding. We have adopted the conclusion of Issue No. 04-8 and have determined the impact on our consolidated diluted earnings per share using the “if-converted method” to be a reduction of $0.04, and $0.03 for diluted net income per share for the years ended December 31, 2002 and 2004, respectively, while there was no impact for the year ended December 31, 2003.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Tax benefits associated with share-based payments will be recognized as an addition to paid-in capital. Cash retained as a result of these tax benefits will be presented in the statement of cash flows as financing cash inflows. We are currently evaluating the provisions of SFAS No. 123R and have not determined the impact on our consolidated operating results, financial position and cash flows.

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income.

	Percentage of Total Revenues (1) for the Year Ended December 31,
	2002	2003	2004
Revenues:
New vehicles	59.9%	61.0%	60.7%
Used vehicles	17.5%	16.7%	16.1%
Wholesale vehicles	6.6%	6.1%	6.7%
Parts, service and collision repair	13.1%	13.5%	13.9%
Finance, insurance and other	2.9%	2.7%	2.6%

Total revenues	100.0%	100.0%	100.0%
Cost of sales	84.3%	84.7%	84.6%

Gross profit	15.7%	15.3%	15.4%
Selling, general and administrative expenses	11.9%	12.1%	12.1%
Depreciation and amortization	0.1%	0.2%	0.2%

Operating income	3.7%	3.0%	3.1%
Interest expense, floor plan	0.3%	0.3%	0.4%
Interest expense, other, net	0.6%	0.6%	0.6%
Other expense/(income), net	0.0%	0.2%	0.0%

Income from continuing operations before income taxes	2.8%	1.9%	2.1%
Income tax expense	1.1%	0.6%	0.8%

Income from continuing operations	1.7%	1.3%	1.3%

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income statement data reflects reclassifications from the prior years presentation to exclude (1) additional franchises sold and terminated or identified for sale subsequent to December 31, 2003 which had not been previously included in discontinued operations and (2) include franchises which had been identified for sale as of December 31, 2003 but which we have now decided to retain and operate.

During the year ended December 31, 2004, we sold 4 franchises, terminated 3 franchises, and had approved, but not completed, the disposition of 24 additional franchises. The results of operations of these dealerships, including gains or losses on disposition, have been included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented. In addition to these dispositions, during the years ended December 31, 2003 and 2002, we disposed of 18 and 16 franchises, respectively.

Annual “same store” results of operations represent the aggregate of the same store results for each of the four quarters in that year. Same store results for each quarter include dealerships that were owned and operated for the entire quarter in both periods. Unless otherwise noted, our discussion of the Results of Operations is on a same store basis.

New Vehicles

New vehicle revenues include both the sale and lease of new vehicles, as well as the sale of fleet vehicles. New vehicle revenues are highly dependent on manufacturer incentives, which vary from cash-back incentives to low interest rate financing. New vehicle revenues are also dependent on manufacturers for adequate vehicle allocations to meet customer demands.

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse mix of domestic and import branded dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. For the year ended December 31, 2004, 71.6% of our total new vehicle revenue was generated by import and luxury dealerships compared to 71.1% for 2003. We expect this trend toward more import and domestic luxury dealerships to continue. We believe demographic and other trends favor luxury and near-luxury brands and expect our acquisition activity in the future to concentrate primarily, but not completely, on these brands.

We expect that industry-wide new vehicle sales will continue their overall long-term trend of growing modestly faster than population growth after considering the impact of normal business cycles. We also believe the trend toward ownership of more vehicles per household will continue.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2003	12/31/2004			12/31/2002	12/31/2003
Total New Vehicle Units
Same Store	148,259	141,039	(7,220)	(4.9%)	136,887	136,091	(796)	(0.6%)
Acquisitions and Other	1,319	10,440	9,121	691.5%	2,194	13,487	11,293	514.7%

Total as Reported	149,578	151,479	1,901	1.3%	139,081	149,578	10,497	7.5%

Total New Vehicle Revenues (in thousands)
Same Store	$4,209,674	$4,137,247	$(72,427)	(1.7%)	$3,778,577	$3,846,266	$67,689	1.8%
Acquisitions and Other	30,753	355,004	324,251	1054.4%	66,044	394,161	328,117	496.8%

Total as Reported	$4,240,427	$4,492,251	$251,824	5.9%	$3,844,621	$4,240,427	$395,806	10.3%

Total New Vehicle Unit Price
Same Store	$28,394	$29,334	$940	3.3%	$27,604	$28,262	$658	2.4%
Total Dealerships as Reported	$28,349	$29,656	$1,307	4.6%	$27,643	$28,349	$706	2.6%

Our same store new vehicle unit sales decline in 2004 was driven by import dealerships decreases of 4,539 units, or 5.1%, and domestic dealership decreases of 2,681 units, or 4.6%, as compared to 2003. Our Toyota dealerships declined 2,586 units, or 11.5%, compared to 2003 due to increased competition at several of our locations and extremely high unit volume in 2003 due to a strategic decision in 2003 to increase our market share at several of our key Toyota dealerships. Our Honda dealerships decreased 2,922 units, or 9.8%, which was primarily attributed to turnover in dealership management, increased competition in key markets and high sales volume in 2003. Our top performing import brands for 2004 were BMW, Acura and Hyundai which had a combined increase of 1,363 units, or 8.7%. The majority of the domestic dealership declines were from our Chrysler and Ford dealerships (down 14.3% and 12.7%, respectively). Our Ford dealerships experienced above average market declines and continued to show lower sales volumes during the current year. We believe this decline is in part attributed to stronger competition with GM which is offering attractive incentive packages. Our GM, excluding Cadillac, dealerships increased 1,009 units, or 5.2%, for the year, and was our only domestic brand that had an increase in same store units sold for 2004.

On a geographic basis, our strongest performing regions were North Los Angeles (up 947 units, or 13.4%) and Birmingham/Tennessee (up 874 units, or 12.2%), both of which have a high concentration of import and/or luxury brands. These regions offset some significant decreases in the unit sales of other regions with concentrations of domestic dealerships, the most notable being Ohio (down 1,063, or 16.5%), Dallas (down 1,657, or 10.4%) and Houston (down 885, or 4.7%). Florida had a decline in new units sold of 1,324, or 10.2%, which was partially attributed to four hurricanes that disrupted the region during the third quarter of 2004. However, subsequent to the hurricane disruptions, vehicle sales posted positive increases in the final months of 2004. In addition, San Diego and South Los Angeles experienced decreases of 1,738 units, or 15.5%, as compared to 2003.

All of our dealerships except Honda and Volvo stores experienced sales price per unit increases during 2004 generally due to increases in the manufacturers’ suggested retail price.

During 2003, total same store new vehicle unit sales remained relatively flat because of offsetting increases in our import dealerships and decreases in our domestic dealerships. Our import dealerships experienced increases of 5,511 units, or 7.2%, as compared to 2002. This is compared to an industry increase in unit sales at import dealerships generally of 3.2%. Our Toyota, Honda and Volvo dealerships experienced combined growth of 4,213 units, or 8.6%. These increases can be primarily attributed to the introduction of new models and new body styles for existing models. On a geographic basis, our strongest performing regions were San Diego/Nevada (up 1,277 units, or 16.1%), Birmingham/Tennessee (up 758 units, or 13.3%) and Northern California (up 1,182 units, or 5.1%), all of which have a high concentration of import and/or luxury brands. Our domestic dealerships experienced unit sales declines of 6,307 units, or 10.5%, during 2003. This was compared to an industry decrease in unit sales at domestic dealerships of 3.4%. Our Ford dealerships were responsible for 68.4% of the domestic decline due primarily to Ford’s continued loss of market share to import brands. Also, the Central Division (which consists of the Dallas, Houston and Oklahoma regions) experienced decreases of 3,547 units, or 8.7%, as compared to 2002, because of a concentration of domestic dealerships and local economic factors such as unusually high unemployment rates compared to the national average. Our GM, excluding Cadillac, and Chrysler dealerships were responsible for the remainder of our domestic decline, experiencing decreases of 1,057 units, or 5.9%, and 908 units, or 14.5%, respectively. All of our dealerships except BMW, Toyota and VW stores experienced sales price per unit increases during 2003. Our Honda, Cadillac, Volvo and Lexus dealerships experienced the most significant price increases due to an increase in truck and sport-utility vehicle sales. However, the average price per unit at our BMW dealerships decreased because of increased competition in the luxury sport-utility vehicle market. The average price per unit at our Toyota dealerships remained relatively flat.

Used Vehicles

Used vehicle revenues are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. In addition, various manufacturers provide franchised dealers the opportunity to “certify” pre-owned vehicles (“CPO vehicles”) based on criteria established by the manufacturer. This certification process extends the standard manufacturer warranty. We believe the used vehicle business will become more clearly segmented and CPO vehicles and similar products will continue to grow as a larger share of dealership used vehicle sales. Our sales of CPO vehicles increased to 23,499 units in 2004 (33.2% of total units) from 21,070 units in 2003 (29.0% of total units), an 11.5% increase.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2003	12/31/2004			12/31/2002	12/31/2003
Total Used Vehicle Units
Same Store	69,282	63,452	(5,830)	(8.4%)	66,248	62,869	(3,379)	(5.1%)
Acquisitions and Other	369	4,587	4,218	1143.1%	1,115	6,782	5,667	508.3%

Total as Reported	69,651	68,039	(1,612)	(2.3%)	67,363	69,651	2,288	3.4%

Total Used Vehicle Revenues (in thousands)
Same Store	$1,153,815	$1,091,844	$(61,971)	(5.4%)	$1,108,300	$1,046,633	$(61,667)	(5.6%)
Acquisitions and Other	5,411	95,909	90,498	1672.5%	16,468	112,593	96,125	583.7%

Total as Reported	$1,159,226	$1,187,753	$28,527	2.5%	$1,124,768	$1,159,226	$34,458	3.1%

Total Used Vehicle Unit Price
Same Store	$16,654	$17,207	$553	3.3%	$16,730	$16,648	$(82)	(0.5%)
Total Dealerships as Reported	$16,643	$17,457	$814	4.9%	$16,697	$16,643	$(54)	(0.3%)

We continued to experience challenges in the used vehicle market in 2004 due to manufacturer incentives on new vehicles. Since these new vehicle incentives remain attractive to consumers, we expect volume and pricing pressure to continue in the used vehicle market. We have, however, seen pricing begin to stabilize and improve as there are fewer low mileage vehicles coming off of lease than historically experienced.

The decreases in used units sold occurred primarily in our domestic dealerships. The largest percentage declines in used units sold were in our Colorado and Ohio regions and our San Diego market (down 836 units, or 22.2%, 901 units, or 19.3%, and 463 units, or 17.8%, respectively). Used unit sales in our Florida region declined by 1,014, or 16.3%, due primarily to the hurricanes that disrupted the region during the third quarter. Consistent with new vehicle sales, Florida used vehicle units posted positive increases in the final months of 2004. Our Florida, Colorado and Ohio regions represented 47.2% of the total unit decline in 2004. The remaining decreases were generally evenly distributed throughout our other geographic regions with only one region, Birmingham/Tennessee, which has a high concentration of import and/or luxury brands reporting a relatively strong increase of 8.4%.

Despite the decline in used unit volumes, the average used selling price per unit increased $554 or 3.3% for 2004 compared to the prior year. The average price per unit increase in 2004 was in line with the industry increase of approximately 3.0%. The average increase per unit was attributable to an increase in CPO vehicles sold as a percentage of total used units sold (increasing from 30% in 2003 to 37% in 2004).

During 2003, the used vehicle market faced challenging conditions arising from the continuation of significant manufacturer incentives on new vehicles and a lack of sub-prime credit availability. The Central Division was most adversely affected by these factors due to a greater dependence on used vehicle sales than our other divisions. This division accounted for 69.4% of our total same store used unit decline in 2003. The available credit in the sub-prime category declined due to certain national lenders reducing their exposure in this area and other lenders increasing their credit standards. We reduced the effect of the sub-prime credit market’s tightening by utilizing regional finance sources to replace the national lenders and by increasing the number of units that we financed through our wholly-owned sub-prime lending company, Cornerstone Acceptance. The declines in used unit sales generated in the Central Division were partially offset by increases in unit sales volume in the San Diego/Nevada (up 5.1%), Ohio (up 4.5%), and Mid-Atlantic (up 21.1%) regions.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies which are designed to optimize our total used vehicle inventory.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2003	12/31/2004			12/31/2002	12/31/2003
Total Wholesale Vehicle Units
Same Store	54,734	54,040	(694)	(1.3%)	54,948	49,692	(5,256)	(9.6%)
Acquisitions and Other	1,892	5,715	3,823	202.1%	2,376	6,934	4,558	191.8%

Total as Reported	56,626	59,755	3,129	5.5%	57,324	56,626	(698)	(1.2%)

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$397,952	$425,374	$27,422	6.9%	$396,450	$359,877	$(36,573)	(9.2%)
Acquisitions and Other	23,925	71,271	47,346	197.9%	28,765	62,000	33,235	115.5%

Total as Reported	$421,877	$496,645	$74,768	17.7%	$425,215	$421,877	$(3,338)	(0.8%)

Total Wholesale Unit Price
Same Store	$7,271	$7,871	$600	8.3%	$7,215	$7,242	$27	0.4%
Total Dealerships as Reported	$7,450	$8,311	$861	11.6%	$7,418	$7,450	$32	0.4%

Higher revenues realized in 2004 were driven by higher unit sales prices for both our domestic and import dealerships which increased 8.4% and 7.7%, respectively. Favorable pricing increases followed the increases experienced in used retail sales and were consistent with the industry. These increases were partially offset by a 6.4% decrease in domestic dealership unit volume. Lower vehicle retail sales activity, the principal source of wholesale vehicles via trade-in, contributed to the lower volume.

During 2003, the decrease in same store wholesale vehicle revenues was due to a decrease in retail units sold in our domestic dealerships. Our domestic dealerships’ total new and used retail units sold decreased 9,829 units, or 10.4%, thus there were fewer vehicles available for trade-ins. Therefore, there were fewer vehicles that required wholesaling. Conversely, our import dealerships’ wholesale unit sales remained flat, while import dealerships’ retail unit sales increased. This was the result of more effective sales practices as compared to our domestic dealerships.

Parts, Service and Collision Repair (“Fixed Operations”)

Parts and service revenue consists of customer requested repairs (“customer pay”), warranty repairs, retail parts, wholesale parts and collision repairs. Same store revenue from these items was as follows (amounts in thousands):

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2003	12/31/2004			12/31/2002	12/31/2003
Service	$361,329	$369,486	$8,157	2.3%	$317,006	$329,724	$12,718	4.0%
Parts	510,290	506,236	(4,054)	(0.8%)	467,120	469,542	2,422	0.5%
Collision repair	58,559	58,362	(197)	(0.3%)	48,513	49,319	806	1.7%

	$930,178	$934,084	$3,906	0.4%	$832,639	$848,585	$15,946	1.9%

Service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality and manufacturer warranty programs. During 2004, 19.7% of our service and parts revenue was generated by warranty repairs and 36.7% by customer pay repairs compared to 18.6% by warranty repairs and 36.2% by customer pay repairs in 2003.

We believe that, over time, vehicle quality will improve but that vehicle complexity will offset any revenue lost from improvement in vehicle quality. We also believe we have the ability, through our access to capital, to continue to add service capacity and increase revenues. In addition, manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, combined with the extended manufacturer warranties on CPO vehicles (see the discussion in “Business—Business Strategy—Certified Pre-Owned Vehicles” above), should allow continued growth in our service and parts business.

Parts revenue is driven by the mix of warranty repairs versus customer pay repairs as prices for warranty parts are established by the manufacturer. We believe that long-term trends in retail parts sales will be affected by the same trends as discussed above for service (additional capacity, customer satisfaction, etc.).

One of the key metrics we use to analyze the profitability of our fixed operations business is fixed absorption. This metric represents the percentage of a dealership’s fixed costs which are covered by the operating profit of the service, parts, and collision repair departments. Our fixed absorption rate was 82.3% in 2004 compared to 81.1% in 2003. We believe that we substantially exceed the industry’s average fixed absorption rate.

As of December 31, 2004, we operated 40 collision repair centers. Collision revenues are heavily impacted by trends in the automotive insurance industry. Over the last few years collision repair revenues have either declined or remained flat because customers are choosing higher deductible policies, thus choosing not to make minor repairs that were previously covered by lower deductible policies. Also, insurance companies generally are declaring more vehicles “totaled” in recent years; thus, the vehicles do not need to be repaired.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2003	12/31/2004			12/31/2002	12/31/2003
Total Parts, Service and Collision Repair (in thousands)
Same Store	$930,178	$934,084	$3,906	0.4%	$832,639	$848,585	$15,946	1.9%
Acquisitions and Other	5,188	94,052	88,864	1712.9%	11,134	86,781	75,647	679.4%

Total As Reported	$935,366	$1,028,136	$92,770	9.9%	$843,773	$935,366	$91,593	10.9%

Same store Fixed Operations revenues increased slightly during 2004, primarily due to the performance of our import dealerships (up 5.1%) outpacing decreases in our domestic dealerships (down 5.3%). Warranty sales at our import dealerships increased $14.8 million, or 14.4%. Our BMW dealerships experienced an increase in revenues of $17.0 million, or 16.2%, compared to 2003 as a result of BMW’s vehicle maintenance programs and strong same store new vehicle sales. These import increases were partially offset by decreases in our domestic dealerships, which declined $3.5 million, or 5.0%, compared to 2003. The overall domestic dealership revenue declines primarily relate to our Ford dealerships which decreased $10.7 million, or 11.8%, compared to 2003. The declines in our Ford dealerships were primarily caused by a decrease in wholesale parts sales of $5.0 million, or 25.9%. Our Ford wholesale parts revenues have continued to decrease during 2004 as competition has increased and the scale of those operations have declined. In addition, consistent with unit declines in new vehicles of 12.7%, warranty sales at our Ford stores experienced declines of $2.1 million, or 15.1%, as compared to 2003. Same store collision revenues were flat when compared to 2003.

Same store Fixed Operations revenues increased during 2003, primarily from the strong performance of our import dealerships. Our Honda and BMW dealerships experienced increases of $8.1 million, or 6.8%, and $6.9 million, or 7.1%, respectively, compared to 2002. Increases in our import dealerships were primarily attributable to warranty work as import manufacturers continue to extend warranty periods and include regular maintenance items as part of their new vehicle manufacturer warranty. Warranty sales at our import dealerships increased $8.4 million, or 9.6%. These import increases were partially offset by decreases in our domestic dealerships, which declined $7.4 million, or 11.0%, compared to 2002. Domestic dealerships’ revenues were largely impacted by our Ford stores which experienced declines of $12.6 million, or 12.2%, compared to 2002. The declines in our Ford dealerships were primarily caused by a decrease in wholesale parts sales of $8.5 million, or 30.8%, because of Ford Motor Company’s decision to open a parts depot in the Houston area in the second half of 2003 near a Sonic wholesale parts operation. Also, warranty sales at our Ford stores experienced declines of $4.6 million, or 24.8%, as compared to 2002. Same store collision revenues increased slightly due to greater capacity and the relocation of an existing collision center to a new stand-alone location.

Finance, Insurance and Other

Finance, insurance and other revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended service contracts for vehicles, vehicle protection products and other aftermarket products. In connection with vehicle financing, service contracts, vehicle protection products, other aftermarket products and insurance contracts, we receive a commission from the provider for originating the contract.

Finance, insurance and other revenues are driven by the level of new and used vehicle sales, manufacturer financing or leasing incentives and our penetration rate. The penetration rate represents the percentage of vehicle sales on which we are able to originate financing or sell extended service contracts, vehicle protection products, other aftermarket products or insurance contracts. Our finance penetration rate increased to 70.9% in 2004 from 70.5% in 2003. Our extended service contract penetration rate increased to 35.4% in 2004 from 34.7% in 2003. We expect our finance and insurance penetration rate to increase over time as we continue to emphasize the sale of extended service contracts and other products.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2003	12/31/2004			12/31/2002	12/31/2003
Total Finance, Insurance and Other Revenue (in thousands)
Same Store	$189,159	$173,455	$(15,704)	(8.3%)	$177,667	$172,514	$(5,153)	(2.9%)
Acquisitions and Other	3,598	16,697	13,099	364.1%	6,707	20,243	13,536	201.8%

Total as Reported	$192,757	$190,152	$(2,605)	(1.4%)	$184,374	$192,757	$8,383	4.5%

Total F&I per Unit (excluding fleet)
Same Store	$912	$904	$(8)	(0.9%)	$922	$912	$(10)	(1.1%)
Total Dealerships as Reported	$924	$920	$(4)	(0.4%)	$941	$924	$(17)	(1.8%)

Same store finance, insurance and other revenues decreased during 2004 primarily due to lower retail vehicle unit sales. Finance and insurance revenues in the Florida region declined $2.9 million, or 18.6%, in 2004. Within the Central Division, Dallas and Oklahoma experienced declines of $3.8 million, or 17.3%, and $1.4 million, or 13.4%, respectively, compared to 2003. In the Western Division, the Colorado and San Diego regions also experienced large revenue declines, $1.6 million, or 23.6%, and $1.6 million or, 20.5%, respectively. These declines were partially offset by increases in our regions that have a strong BMW presence. Our Tennessee/Birmingham region experienced finance and insurance revenue increases during 2004 of $0.9 million, or 10.8%. Ford dealerships represented the majority of the decline among the domestic brands. Import dealerships saw a decline in retail unit sales of 4.9%, but a disproportionate finance and insurance revenue decline of $9.8 million, or 8.9%. Our Honda and Toyota dealerships led the decline with decreases of $7.4 million, or 19.7%, and $3.1 million, or 11.6%, respectively. Both the Honda and Toyota declines were attributable to large decreases both in the number of retail units sold and the amount of revenue per unit. These import declines were partially offset by our BMW dealerships which increased revenue $1.1 million, or 7.9%, vs. a retail unit increase of 5.4%.

Same store finance, insurance and other revenues decreased during 2003 primarily due to lower used vehicle unit sales. Domestic dealerships, concentrated in our Central Division, represented the majority of the decline due to their dependence on used vehicle sales. Finance and insurance revenues in the Central Division declined $4.7 million, or 9.7% in 2003. Within the Central Division, Dallas and Oklahoma experienced declines of $2.3 million, or 11.9%, and $2.1 million, or 19.4%, respectively, compared to 2002. These declines were partially offset by increases in our regions that have heavy concentration of import and luxury brands. Our San Diego/Nevada region experienced finance and insurance revenue increases during 2003 of $2.5 million, or 20.9%. Additionally, our Volvo stores experienced significant revenue increases of $1.3 million, or 30.1%, compared to 2002.

Gross Profit and Gross Margins

Our overall gross profit and gross profit as a percentage of revenues generally vary depending on changes in our revenue mix. Although sales of new vehicles comprise the majority of our total revenues, new vehicles generally carry the lowest margin rate of any product or service we offer. As a result, sales of new vehicles comprise a relatively small portion of total gross profits when compared to revenue. Retail sales of used vehicles generally carry a slightly higher gross margin rate than new vehicles. Parts, service and collision repair carry a higher gross margin rate than retail used sales.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2003	12/31/2004			12/31/2002	12/31/2003
Total Gross Profit (in thousands)
Same Store	$1,052,978	$1,037,710	$(15,268)	(1.4%)	$986,149	$961,290	$(24,859)	(2.5%)
Acquisitions and Other	11,671	99,470	87,799	752.3%	21,267	103,359	82,092	386.0%

Total as Reported	$1,064,649	$1,137,180	$72,531	6.8%	$1,007,416	$1,064,649	$57,233	5.7%

The overall gross margin rate on our various revenue lines on a same store basis were as follows:

	For the Year Ended		Basis Point Change	For the Year Ended		Basis Point Change
	12/31/2003	12/31/2004		12/31/2002	12/31/2003
New vehicles	7.2%	7.3%	10	8.0%	7.2%	(80)
Used vehicles - retail	10.5%	10.7%	20	10.8%	10.5%	(30)
Wholesale vehicles	(2.3%)	(1.4%)	90	(2.3%)	(2.2%)	10
Parts, service and collision repair	48.1%	48.5%	40	47.4%	48.1%	70
Finance, insurance and other	100.0%	100.0%	—	100.0%	100.0%	—
Overall gross margin	15.3%	15.3%	—	15.7%	15.3%	(40)

The overall same store gross margin percentage remained flat at 15.3% in 2004 and 2003, primarily due to lower finance and insurance revenues resulting from lower overall units retailed. Improvements experienced in all other categories were offset by the effect of finance and insurance activities. The largest increases in margin percentages relate to used and wholesale vehicles which were primarily attributed to price increases driven by a lower supply of higher quality used vehicles than in previous years. Fixed Operations gross margin percentages improved primarily due to increases experienced at our high volume BMW and Honda dealerships.

The overall same store gross margin percentage declined to 15.3% in 2003 from 15.7% in 2002, primarily due to continued pressure on new and used retail vehicle margins. Our overall gross margin also declined due to the fact that a higher percentage of our total revenues are being generated by new vehicle sales which have the lowest gross margin of all our business lines. On a same store basis, new vehicle revenue grew to 61.3% of our total revenue in 2003 from 60.0% in 2002. This was offset somewhat by the fact that the percentage of revenue contributed by Fixed Operations increased to 13.5% in 2003 from 13.2% in 2002 due to the fact that some manufacturers have extended warranty periods on certain models and the increasing trend of certain manufacturers to include regular maintenance items in their new vehicle standard warranty. The percentage of revenue contributed by finance and insurance revenues decreased slightly to 2.7% in 2003 from 2.8% in 2002. New vehicle gross margins decreased to 7.2% in 2003 from 8.0% in 2002, due to an effort on our part to increase market share and maintain appropriate inventory levels. Used vehicle margin percentage decreased to 10.5% in 2003 from 10.8% in 2002, because of new vehicle incentives and a shortage of quality trade-ins and lease turn-ins. These retail vehicle decreases were slightly offset by a favorable decrease in the wholesale loss percentage to 2.2% in 2003 from 2.3% in 2002. Declining vehicle margins were partially offset by an increase in the parts, service, and collision margin percentage to 48.1% in 2003 from 47.4% in 2002.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of four major groups: compensation expenses, advertising expense, operating rent and rent related expense, and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission (which typically varies depending on gross profits realized) and support personnel who are paid a fixed salary. Due to the salary component of dealership personnel’s compensation, gross profits and compensation expense are not 100% correlated. Advertising expense and other expense vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent and rent related expense typically vary with the number of dealerships owned, investments made for facility improvements and interest rates. Although not completely correlated, we believe the best way to measure SG&A expenses is as a percentage of gross profit.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2003	12/31/2004			12/31/2002	12/31/2003
Total SG&A (in thousands)
Same Store	$807,171	$783,055	$(24,116)	(3.0%)	$725,173	$731,946	$6,773	0.9%
Acquisitions and Other	36,393	115,160	78,767	216.4%	38,590	111,618	73,028	189.2%

Total as Reported	$843,564	$898,215	$54,651	6.5%	$763,763	$843,564	$79,801	10.4%

Total SG&A expense rose 6.5% for the year ended 2004 compared to 2003 as a result of acquisitions. The increase from acquisitions was somewhat offset by lower spending on a same store basis. However, as a percentage of gross profit, SG&A expenses improved slightly from 79.2% in 2003 to 79.0% in 2004. This improvement was driven by decreases in compensation expense and advertising expense offset slightly by increases in rent and other variable expenses.

Total compensation expense increased $15.9 million in 2004 compared with 2003. This increase was caused by a $21.9 million decline on a same store basis offset by a $37.8 increase due to acquisitions. Compensation expense as a percentage of gross profit in 2004 improved to 45.9% from 47.5% in 2003. During 2004, we implemented standardized pay plans at our dealerships to more closely align compensation with gross profit. This implementation, which decreased spending levels, was the primary contributing factor in the decrease in same store compensation expense.

As a percentage of gross profit, advertising declined to 5.4% in 2004 compared to 6.5% in 2003. Advertising spending was more closely controlled in 2004 with a centralized allocation process implemented in early 2004.

Total rent and rent related expense offset the improvements in compensation and advertising as these expenses increased $15.1 million in 2004 compared to 2003. As a percentage of gross profit, rent and rent related expense increased to 10.7% in 2004 compared to 10.0% in 2003. Facility improvement projects on existing facilities contributed $1.0 million to the increase, while acquisitions contributed $10.5 million.

Other SG&A expenses increased $31.2 million, or 19.2%, compared to 2003, of which acquisitions contributed $13.8 million. Of the remaining increase, accounting and legal costs increased $5.9 million and other operating expenses increased $11.6 million.

In 2003, total SG&A expense as a percentage of gross profit increased to 79.2% from 75.8% in 2002. This increase was driven primarily by sales compensation expense, advertising expense and rent and rent related expense. In 2003 and 2002, compensation expense comprised 60.0% and 61.9%, respectively, of total SG&A expense and 47.6% and 46.9%, respectively, of gross profit. Compensation expense in 2003 increased as a percentage of gross profits due to declines in gross margin rates at our domestic dealerships in 2003 as well as increases in sales compensation spending levels. We estimate that of the overall increase of $30.1 million in sales compensation expense in 2003, $20.3 million was due to the change in gross profit volume and $9.8 million was due to an increase in absolute spending levels. Some of the increase in sales compensation expense was offset by reductions in support personnel compensation, which declined $7.6 million in 2003 compared to 2002.

In 2003, advertising expense increased $9.5 million compared to 2002. This increase was caused by a $3.0 million increase on a same store basis and a $6.5 million increase due to acquisitions. Rent and rent related expense increased $16.2 million in 2003 compared to 2002. Of this increase, $2.7 million was related to existing facilities where we completed facility improvement projects and $8.1 million of the increase was due to dealership acquisitions.

Depreciation and Amortization

Depreciation expense increased $5.4 million, or 48.2%, in 2004 compared to 2003. This increase was due primarily to a $30.3 million increase in gross property and equipment related to continuing operations, excluding land and construction in progress. The increase in depreciable property was due to dealership acquisitions and facility projects on existing dealerships.

Depreciation expense increased $3.5 million, or 45.0%, in 2003 compared to 2002. This increase was due primarily to a $37.5 million increase in gross property and equipment related to continuing operations, excluding land and construction in progress. The increase in depreciable property was due to dealership acquisitions and facility projects on existing dealerships.

Interest Expense, Floor Plan

The average floor plan interest rate incurred by continuing dealerships was 2.86% for the year ended December 31, 2004, compared to 2.75% for the year ended December 31, 2003, which increased interest expense by approximately $0.8 million. In addition to this, during 2004, the average floor plan balance increased by $181.1 million, resulting in an increase in expense of approximately $5.2 million. Approximately $79.5 million of the increase in the average floor plan balance was due to additional dealerships we acquired in 2004. The average floor plan balance also increased due to an increase in the average price of vehicles due to general trends in the industry and our continued focus on luxury vehicles.

The average floor plan interest rate incurred by continuing dealerships was 2.75% for the year ended December 31, 2003, compared to 3.45% for the year ended December 31, 2002, which reduced interest expense by approximately $4.3 million. This decrease was offset by an increase in the average floor plan balance of $149.1 million which resulted in an increase in expense of approximately $4.1 million. Approximately $30.6 million of the increase in the average floor plan balance was due to additional dealerships we acquired in 2003. The average floor plan balance also increased due to an increase in the average price of vehicles due to general trends in the industry and our continued focus on luxury vehicles.

Our floor plan expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. For continuing franchises, the amounts we recognized from floor plan assistance exceeded our floor plan interest expense by approximately $13.5 million, $15.1 million and $11.3 million in 2002, 2003 and 2004, respectively.

Interest Expense, Other, Net

On August 12, 2003, we refinanced our $182.4 million 11% senior subordinated notes (the “11% Notes”) with $200.0 million of 8.625% senior subordinated notes (the “8.625% Notes”). The redemption of the 11% Notes was completed on September 10, 2003. During this call period from August 12 to September 10 we incurred additional interest expense due to having both the 11% Notes and 8.625% Notes outstanding at the same time. In November 2003 we completed a $75.0 million add-on offering of the 8.625% Notes.

In order to reduce our exposure to market risks from fluctuations in interest rates, we have two separate interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The first swap agreement matured October 31, 2004 and had a notional principal amount of $100.0 million. The second swap agreement will mature June 6, 2006 and has a notional principal of $100.0 million. Under the terms of the first swap agreement, we received interest payments on the notional amount at a rate equal to the one month LIBOR rate and made interest payments at a fixed rate of 3.88%. Under the terms of the second swap agreement, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, and make interest payments at a fixed rate of 4.50%.

In 2003, we entered into five separate interest rate swaps totaling $150.0 million (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the six month LIBOR plus a spread ranging from 3.50% to 3.84% with a weighted average spread of 3.64%. The benefit realized (the difference between interest paid and interest received) as a result of the Variable Swaps was $1.0 million and $4.2 million in 2003 and 2004, respectively, and has been included in interest expense, other, net in the accompanying consolidated statements of income.

These changes and other changes in other interest expense are summarized in the schedule below:

	2003	2004
	Increase/(Decrease) in Interest Expense (in millions)	Increase/(Decrease) in Interest Expense (in millions)

Interest rates –
• Changes in the average interest rate on the Revolving Facility (4.14% in 2004, 4.02% in 2003 and 4.57% in 2002)	$(1.5)	$0.3
• Refinancing $182.4 million of the 11% Notes with $200.0 million of 8.625% Notes in Q3 2003	(0.4)	(2.1)

Debt balances –
• Increase/(Decrease) in the average balance of the Revolving Facility	(0.5)	0.4
• Notes payable assumed in a 2004 acquisition	—	1.3
• Repurchase of the 11% Notes	(9.5)	—
• 5.25% Convertible Notes outstanding for all of 2004 and 2003 vs. seven months in 2002	2.9	—
• Issuance of an additional $75.0 million of 8.625% Senior Subordinated Notes	7.7	5.8
• Double carry of the 11% Senior Notes and the 8.625% Senior Subordinated Notes during the 30-day call period in 2003	1.2	(1.2)

Other factors –
• (Increase)/Decrease in capitalized interest	(0.5)	0.2
• Incremental interest expense related to the Fixed Swaps	2.3	(0.6)
• Incremental interest savings related to the Variable Swaps	(1.0)	(3.2)
• Decrease in other expense, net	—	(0.1)

	$0.7	$0.8

In 2004, we reclassified interest income from our wholly-owned sub-prime lending company, Cornerstone Acceptance (“Cornerstone”) to SG&A in order to conform with industry classifications. Interest income from Cornerstone’s finance contracts ($3.5 million in 2002, $4.3 million in 2003 and $7.2 million in 2004) has been reclassified as a reduction of selling, general and administrative expenses. Cornerstone’s interest income has been reclassified for all periods presented in our accompanying consolidated statements of income.

Other Income / Expense, Net

Other income / expense increased approximately $13.9 million in 2004 compared to 2003 primarily due to debt repurchases. We experienced debt retirement losses of $13.9 million in 2003 related to the call premium paid and write-offs of discounts and deferred loan costs in connection with the repayment in full of our 11% Notes.

Provision for Income Taxes

The effective tax rate from continuing operations was 37.3% in 2004 compared to 34.4% in 2003. The increase in the rate was primarily attributed to lower state taxes in 2003 resulting from tax planning strategies and the benefits realized through the favorable resolution of tax contingencies. This also caused a decline in the effective rate from continuing operations in 2003 compared to 2002 of 34.4% in 2003 versus 38.0% in 2002. We expect the effective tax rate in future periods to fall within a range of 37.0 % to 39.0%.

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our Revolving Facility and offerings of debt and equity securities to meet these requirements.

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

A significant portion of our cash flow is used to fund dealership acquisitions. Following is a summary of acquisition activity in recent years:

	(in millions)
	Subsequent Year Revenues	Cash Portion of Purchase Price (net of cash acquired)
2000 Acquisitions	$664.1	$91.6
2001 Acquisitions	911.0	120.2
2002 Acquisitions	1,462.9	202.4
2003 Acquisitions	362.5	68.8
2004 Acquisitions (1)	693.9	194.0

(1)	Revenues are estimated

Prior to 2004 we had maintained a long-term debt to total capital ratio of approximately 48% to 52% depending on the timing of our dealership acquisitions. We expect to limit our acquisition activity in 2005 and 2006 to approximately 10% of annual revenues. We believe this reduced pace will allow us to reduce our debt to total capital ratio to 40% over the next few years. At December 31, 2004 our long-term debt to total capital ratio was 46.6%. Our long-term debt structure consists of the Revolving Facility due in 2006 and various senior subordinated notes due in 2009 and 2013. These are discussed in more detail below. We believe the combination of cash flows from operations, and the availability under our Revolving Facility (approximately $253.3 million at December 31, 2004) is sufficient to fund both our working capital needs and the targeted acquisition level discussed above.

Floor Plan Facilities

We finance all of our new vehicle inventory through standardized floor plan facilities with DaimlerChrysler Financial Company, LLC (“DaimlerChrysler Financial”), Ford Motor Credit Company (“Ford Credit”), General Motors Acceptance Corporation (“GMAC”), Toyota Financial Services (“Toyota Financial”), Bank of America and JP Morgan Chase Bank. These floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for all our floor plan facilities was 2.88% for 2004 and 2.76% for 2003. Our floor plan interest expense is offset by amounts received from manufacturers, in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In 2004, we received approximately $40.2 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of 0%. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

The Revolving Facility:    At December 31, 2004 our Revolving Facility had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $577.0 million at December 31, 2004). The amount available to be borrowed under the Revolving Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At December 31, 2004, we had $58.1 million in letters of credit outstanding and $253.3 million of borrowing availability. The amounts outstanding under the Revolving Facility bear interest at 2.55 percentage points above LIBOR. The total outstanding balance was approximately $238.6 million as of December 31, 2004. Balances under our Revolving Facility are guaranteed by our operating domestic subsidiaries. The Revolving Facility expires on October 31, 2006.

Senior Subordinated 11% and 8.625% Notes:    On August 12, 2003, we issued $200.0 million in aggregate principal amount of 8.625% Notes. The net proceeds, before expenses, of approximately $194.3 million together with an advance from our Revolving Facility, were used to redeem all of the 11% Notes for $194.6 million which included accrued but unpaid interest and the redemption premium of 5.5% on September 10, 2003. A resulting loss of $13.9 million, which includes the redemption premium, and the write-off of unamortized discounts and deferred debt issuance costs is included in other income/(expense), net in the accompanying consolidated statement of income for 2003. On November 19, 2003 we issued an additional $75.0 million in aggregate principal amount of the 8.625% Notes. The net proceeds, before expenses, were approximately $78.9 million, and were used to pay down our Revolving Facility. This $75.0 million issuance contains the same provisions and terms as the $200.0 million issuance. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at our option after August 15, 2008. The redemption premiums for the twelve-month periods beginning August 15 of the years 2008, 2009 and 2010 are 104.313%, 102.875% and 101.438%, respectively. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Our obligations under the 8.625% Notes are guaranteed by our operating domestic subsidiaries.

Convertible Senior Subordinated Notes:    On May 7, 2002, we issued $149.5 million in aggregate principal amount of 5.25% convertible senior subordinated notes (the “Convertibles”) with net proceeds, before expenses, of approximately $145.1 million. The net proceeds were used to repay a portion of the amounts outstanding under our Revolving Facility. The Convertibles are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on May 7, 2009, and are redeemable at our option after May 7, 2005. Our obligations under the Convertibles are not guaranteed by any of our subsidiaries.

The Convertibles are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of our Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the Convertibles will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, which is subject to adjustment for certain distributions on, or changes in our Class A common stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert their Convertibles into shares of our Class A common stock at any time after a 10 consecutive trading day period in which the average of the trading day prices for the Convertibles for that 10 trading day period is less than 103% of the average conversion value for the Convertibles during that period. The conversion value is equal to the product of the closing sale price for our Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principal amount of Convertibles is then convertible. None of the conversion features were triggered in 2004.

Notes Payable to a Finance Company:    Three notes payable totaling $26.6 million in aggregate principal were assumed with the purchase of certain dealerships during the second quarter of 2004 (the “Assumed Notes”). The Assumed Notes bear interest rates from 9.52% to 10.52% (with a weighted average of 10.19%), have a combined monthly principal and interest payment of $0.3 million, mature November 1, 2015 through September 1, 2016 and are collateralized by letters of credit. We recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. Although the Assumed Notes allow for prepayment, the penalties and fees are disproportionately burdensome relative to the Assumed Notes’ principal balance. Therefore, we do not currently intend to prepay the Assumed Notes.

The Mortgage Facility:    We have a revolving real estate and construction (the “Construction Loan”) and mortgage refinancing (the “Permanent Loan”) line of credit with Toyota Credit (collectively, “The Mortgage Facility”). Under the Construction Loan, our dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until November 2007. All advances will mature on December 31, 2007, bear interest at 2.25 percentage points above LIBOR and are secured by our guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets. Under the Permanent Loan, we can refinance up to $100.0 million in advances under the Construction Loan once the projects are completed and can finance real estate acquisition costs to the extent these costs were not previously financed under the Construction Loan. Advances can be made under the Permanent Loan until December 2007. All advances under the Permanent Loan mature on December 31, 2012, bear interest at 2.00% above LIBOR and are secured by the same collateral given under the Construction Loan. The Mortgage Facility allows us to borrow up to $100.0 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Borrowings under the Mortgage Facility were repaid during 2004. We do not currently intend to borrow on the Construction and Permanent Loans in the future.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan and long-term debt facilities at December 31, 2004.

Acquisitions and Dispositions

During 2004, we acquired 13 franchises for a combined purchase price of $194.0 million in cash. The cash utilized for these acquisitions was financed by cash generated from our existing operations and by borrowings under our Revolving Facility. During 2004, we disposed of or terminated 7 franchises. These disposals generated cash of $32.5 million.

We have entered into agreements to purchase six franchises. The acquisitions of the six franchises are expected to close over the course of 2005 and will be paid for in cash. The estimated purchase price for these franchises including goodwill and purchased assets net of notes payable floor plan advances is $25.7 million.

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-20 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. The majority of our sale-leaseback transactions are completed with CARS. In 2004, we sold $49.0 million in dealership property and equipment in sale-leaseback transactions. There were no material gains or losses on these sales.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in 2004 were approximately $104.4 million, of which approximately $77.4 million related to the construction of new dealerships and collision repair centers and real estate acquired in connection with such construction. Once completed, these new dealerships and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during 2004 expected to be sold within a year or sold in 2004 in sale-leaseback transactions were $80.7 million. We do not expect any significant gains or losses from these sales. As of December 31, 2004, commitments for facilities construction projects totaled approximately $20.2 million. We expect $17.9 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

Our Board of Directors has authorized us to expend up to $185.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In 2004, we repurchased 951,500 shares for approximately $20.9 million which was somewhat offset by proceeds received from the exercise of stock options under stock compensation plans of $15.8 million. As of December 31, 2004 we had $32.8 million remaining under our Board authorization.

Dividends

Our Board of Directors approved four quarterly cash dividends totaling $0.44 per share during 2004. On February 22, 2005 our Board of Directors approved a dividend of $0.12 per share for shareholders of record on March 15, 2005 that will be paid on April 15, 2005. We intend to pay dividends in the future based on available cash flows, covenant compliance and other factors.

Cash Flows

Since the majority of our inventories are financed through floor plan notes payable and a significant portion of our receivables represent contracts in transit which are typically funded within ten days of the sale of the vehicle, we are not required to make significant investments in working capital that would negatively impact our operating cash flows. Therefore, in 2002 and 2003 our operating cash flows have approximated net income adjusted for non-cash items such as depreciation and amortization, gains and losses on the retirement of debt, deferred taxes and the cumulative effect of change in accounting principle. In 2004, we focused our efforts on working capital management and applying excess cash against the Revolving Facility. As a result of this working capital management and lower fourth quarter tax payments, cash flows from operations in 2004 of $209.8 exceeded comparative amounts.

Cash used for investing activities in 2004 was $200.0 million, the majority of which was related to dealership acquisitions and capital expenditures on construction in progress projects offset by proceeds received from dealership dispositions and the sales of property and equipment. Net cash used in financing activities was $81.8 million and primarily related to payments on our Revolving Facility, stock repurchases and dividend payments.

Guarantees

In accordance with the terms of our operating lease agreements, our dealership subsidiaries, acting as lessees, generally agree to indemnify the lessor from certain exposure arising as a result of the use of the leased premises, including environmental exposure and repairs to leased property upon termination of the lease. In addition, we have generally agreed to indemnify the lessor in the event of a breach of the lease by the lessee.

In connection with franchise dispositions, certain of our dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of December 31, 2004 was approximately $54.7 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, we have obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of our franchises, we generally agree to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, we estimate our maximum exposure associated with these general indemnifications was approximately $46.0 million at December 31, 2004. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

We expect the value of these various guarantees to continue to increase as we dispose of additional franchises.

Future Liquidity Outlook

Our future obligations are as follows:

	(Amounts in thousands)
	2005	2006	2007	2008	2009	Thereafter	Total
Floorplan Financing (1)	$1,050,858	$—	$—	$—	$—	$—	$1,050,858
Long-Term Debt (1) (2)	2,970	241,722	2,462	2,596	130,231	291,815	671,796
Operating Leases	136,529	135,316	126,649	119,533	102,691	890,124	1,510,842
Construction Contracts	20,244	—	—	—	—	—	20,244
Other Purchase Obligations	6,267	4,759	3,409	284	—	—	14,719
Acquisition Purchase Commitments (3)	25,721	—	—	—	—	—	25,721

Total	$1,242,589	$381,797	$132,520	$122,413	$232,922	$1,181,939	$3,294,180

(1)	Obligations do not include interest payments.
(2)	Certain amounts are redeemable at our option (see preceeding discussion regarding long-term debt and credit facilities) but have been classified in this schedule according to contractual maturity.
(3)	Amount represents estimated purchase price of tangible and intangible assets net of notes payable floor plan advances.

We believe our best source of liquidity for future growth remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof) and our Revolving Facility. Though uncertainties in the economic environment as well as uncertainties associated with geopolitical conflicts may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly traded debt securities, as market conditions warrant.

Seasonality

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Parts and service demand remains more stable throughout the year.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, Revolving Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $1,241.0 million at December 31, 2004 and approximately $1,292.4 million at December 31, 2003. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $11.8 million in 2004 and approximately $10.1 million in 2003. Of the total change in interest expense, approximately $8.0 million in 2004 and approximately $8.0 million in 2003 would have resulted from the floor plan notes facilities.

Our exposure with respect to floor plan facilities is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During 2004 and 2003, the amounts we recognized from manufacturer floor plan assistance for both continuing and discontinued franchises exceeded our floor plan interest expense by approximately $11.0 million and $17.2 million, respectively. A change in interest rates of 100 basis points would have had an estimated impact on floor plan assistance of approximately $5.3 million in 2004 and $6.9 million in 2003. Should the amount of floor plan assistance payments received from manufacturers decrease from the current levels, it is likely that this decrease could adversely affect our future operating results to the extent that this decrease is not recaptured in prices charged to new vehicle customers.

In addition to our variable rate debt, we also have lease agreements on a portion of our dealership facilities where the monthly lease payment fluctuates based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we have two separate interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The first swap agreement matured October 31, 2004 and had a notional principal amount of $100.0 million. The second swap agreement will mature June 6, 2006 and has a notional principal of $100.0 million. Under the terms of the first swap agreement, we received interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and made interest payments at a fixed rate of 3.88%. Under the terms of the second swap agreement, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%.

In 2003, we entered into five separate interest rate swaps totaling $150.0 million (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the six month LIBOR plus a spread ranging from 3.50% to 3.84% with a weighted average spread of 3.64%. The Variable Swaps expire on August 15, 2013.

Future maturities of variable and fixed rate debt, and related interest rate swaps are as follows:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Amounts in thousands, except for interest rates)
Liabilities
Long-term Debt:
Fixed Rate	$2,215	$2,334	$2,462	$2,596	$130,231	$291,815	$431,653	$465,185
Average Stated Interest Rate	10.19%	10.19%	10.19%	10.19%	5.32%	8.72%	7.70%
Variable Rate	755	239,388	—	—	—	—	240,143	240,143
Average Stated Interest Rate	8.00%	4.91%					4.92%

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	—	100,000	—	—	—	—	100,000	2,013
Average pay rate		4.50%					4.50%
Average receive rate		1 Month Libor					1 Month Libor
Fixed to Variable	—	—	—	—	—	150,000	150,000	143
Average pay rate						3.64 +6 month LIBOR %	3.64 +6 month LIBOR %
Average receive rate						8.625%	8.625%

Foreign Currency Risk

In common with other automotive retailers, we purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase our inventories in U.S. Dollars, our business is subject to foreign exchange rate risk which may influence automobile manufacturers’ ability to provide their products at competitive prices in the United States. To the extent that we cannot recapture this volatility in prices charged to customers or if this volatility negatively impacts consumer demand for our products, this volatility could adversely affect our future operating results.

Item 8.	Financial Statements and Supplementary Data.

See “Consolidated Financial Statements and Notes” that appears on page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

During 2004, Sonic acquired 10 automotive dealerships which were not included in our assessment of the effectiveness of our internal control over financial reporting. As a result, management’s conclusion regarding the effectiveness of our internal control over financial reporting does not extend to these dealerships. These dealerships represented approximately 5.11% of Sonic’s 2004 revenues. See Note 2 to our accompanying consolidated financial statements for additional information on these 2004 acquisitions.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sonic Automotive, Inc.

Charlotte, North Carolina

We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Sonic Automotive, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Crown Lexus Toyota Acquisition Group, Momentum, Advantage and Landrover Acquisition Group and Momentum BMW Acquisition Group (the “California and Houston Acquisitions”), which were acquired on January 1, 2004, April 16, 2004 and July 1, 2004 respectively and whose financial statements reflect total assets and revenues constituting 9.08 and 5.11 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at the California and Houston Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 4, 2005, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 4, 2005

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required by this item is furnished by incorporation by reference to all information under the captions entitled “Election of Directors”, “General—Ownership of Voting Stock” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on April 21, 2005 (the “Proxy Statement”). Information as to those members of our audit committee who have been determined by our board of directors to qualify as “audit committee financial experts” (as defined by SEC rules) is furnished by incorporation by reference to the information under the caption entitled “Election of Directors—Board Meetings and Committees of the Board—Audit Committee” in the Proxy Statement. The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for our audit, compensation and nominating and corporate governance committees are available on our website at www.sonicautomotive.com. Copies of these documents are also available without charge upon written request to Sonic Automotive, Inc., Attn: Corporate Secretary, 6415 Idlewild Rd., Suite 109, Charlotte, North Carolina 28212.

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

The information required by this item is furnished by incorporation by reference to all information under the captions “General—Ownership of Voting Stock” and “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is furnished by incorporation by reference to all information under the caption “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is furnished by incorporation by reference to all information under the caption “Selection of Independent Accountants” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(a) (1) Financial Statements: Consolidated Balance Sheets as of December 31, 2003 and 2004. Consolidated Statements of Income for the Years Ended December 31, 2002, 2003 and 2004. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004. Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004.

(2) Financial Statement Schedules: No financial statement schedules are required to be filed (no respective financial statement captions) as part of this Annual Report on Form 10-K.

(3) Exhibits: Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the SEC with which they are physically filed, to be a part hereof as of their respective dates.

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Bylaws of Sonic (as amended December 14, 2001) (incorporated by reference to Exhibit 3.4 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)

4.2*	Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

4.3*	Form of 5.25% Convertible Senior Subordinated Note due 2009 (incorporated by reference to Exhibit 4.2 to Sonic’s Amended Current Report on Form 8-K/A filed on May 6, 2002 (the “May 2002 Form 8-K/A”)).

4.4*	Supplemental Indenture by and among Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the May 2002 Form 8-K/A).

4.5*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).

4.6*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

EXHIBIT NO.	DESCRIPTION

4.7*	Registration Rights Agreement dated as of August 12, 2003 among Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.5 to the 2003 Exchange Offer Form S-4).

4.8*	Purchase Agreement dated as of August 7, 2003 between Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Feener & Smith Incorporated (incorporated by reference to Exhibit 4.6 to the 2003 Exchange Offer Form S-4).

4.9*	Registration Rights Agreement dated as of November 19, 2003 among Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-111463 and 333-111463-01 through 111463-263) (the “December 2003 Exchange Offer Form S-4”)).

4.10*	Purchase Agreement dated as of November 12, 2003 among Sonic Automotive, Inc., the Guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities Inc., Merrill Lynch & Co. and Merrill Lunch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.6 of the December 2003 Exchange Offer Form S-4).

10.1*	Second Amended and Restated Credit Agreement dated as of February 5, 2003 (the “Second Amended and Restated Credit Agreement”) between Sonic, as Borrower, Ford Motor Credit Company (“Ford Credit”), as Agent and Lender, DaimlerChrysler Services North America LLC (“Chrysler Financial”), as Lender, Toyota Motor Credit Corporation (“Toyota Credit”), as Lender, and Bank of America, N.A. (“Bank of America”), as Lender (incorporated by reference to Exhibit 10.1 to Sonic’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Annual Report”)).

10.2*	First Amendment to Credit Agreement dated March 26, 2004 among Sonic Automotive, Inc., as Borrower, Ford Credit, as Agent and Lender, Chrysler Financial, as Lender, Toyota Credit, as lender, Bank of America, as Lender, Merrill Lynch Capital Corporation (“ML Capital”), as Lender and JPMorgan Chase Bank (“JPMorgan”), as Lender, amending the Second Amended and Restated Credit Agreement among Sonic, Ford Credit, Chrysler Financial, Toyota Credit and Bank of America (as amended, the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.3*	Third Amended and Restated Promissory Note dated March 26, 2004 executed by Sonic in favor of Ford Credit pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.2 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.4*	Second Amended and Restated Promissory Note dated February 5, 2003 executed by Sonic in favor of Chrysler Financial pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to the 2002 Annual Report).

10.5*	Amended and Restated Promissory Note dated February 5, 2003 executed by Sonic in favor of Toyota Credit pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the 2002 Annual Report).

10.6*	Promissory Note dated February 5, 2003 executed by Sonic in favor of Bank of America pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to the 2002 Annual Report).

EXHIBIT NO.	DESCRIPTION

10.7*	Promissory Note dated March 26, 2004 executed by Sonic in favor of ML Capital pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.3 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.8*	Promissory Note dated March 26, 2004 executed by Sonic in favor of JPMorgan pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.4 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.9*	Guaranty dated June 20, 2001 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Credit Agreement dated as of June 20, 2001 between Sonic, as Borrower, Ford Credit, as Agent and Lender, Chrysler Financial Company, L.L.C., as Lender, and Toyota Credit, as Lender (incorporated by reference to Exhibit 10.5 to Sonic’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001).

10.10*	Reaffirmation of Guaranty dated as of February 5, 2003 by the subsidiaries of Sonic named therein, as Guarantors, in favor of Ford Credit, as Agent for the Lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to the 2002 Annual Report).

10.11*	Reaffirmation of Guaranties and Collateral Documents dated March 26, 2004 by the subsidiaries of Sonic named therein, as Guarantors, in favor of the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.5 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.12*	Second Amended and Restated Security Agreement dated as of February 5, 2003 by Sonic in favor of Ford Credit, as Agent for the Lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to the 2002 Annual Report).

10.13*	Second Amended and Restated Security Agreement dated as of February 5, 2003 by the subsidiaries of Sonic named therein in favor of Ford Credit, as Agent for the Lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to the 2002 Annual Report).

10.14*	Master Loan Agreement dated as of December 31, 2002 (the “Master Loan Agreement”) among Sonic, as Guarantor, the subsidiaries of Sonic listed therein, as Borrowers, and Toyota Credit, as Lender (incorporated by reference to Exhibit 10.10 to the 2002 Annual Report).

10.15*	Promissory Note relating to Construction Loan dated December 31, 2002 by the subsidiaries of Sonic listed therein, as Borrowers, in favor of Toyota Credit, as Lender, pursuant to the Master Loan Agreement (incorporated by reference to Exhibit 10.11 to the 2002 Annual Report).

10.16*	Promissory Note relating to Permanent Loan dated December 31, 2002 by the subsidiaries of Sonic listed therein, as Borrowers, in favor of Toyota Credit, as lender, pursuant to Master Loan Agreement (incorporated by reference to Exhibit 10.12 to the 2002 Annual Report).

10.17*	Continuing and Irrevocable Guaranty dated as of December 31, 2002 by Sonic, as Guarantor, in favor of Toyota Credit, as Lender, regarding the obligations of certain subsidiaries of Sonic, as borrowers, under the Master Loan Agreement (incorporated by reference to Exhibit 10.13 to the 2002 Annual Report).

10.18*	Sonic Automotive, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004). (1)

10.19*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)

EXHIBIT NO.	DESCRIPTION

10.20*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report). (1)

10.21*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report). (1)

10.22*	Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to Exhibit 10.69 to Sonic’s Amended Annual Report on Form 10-K/A for the year ended December 31, 1997). (1)

10.23*	FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999 (incorporated by reference to Exhibit 4.1 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-95791)). (1)

10.24	Employment Agreement dated November 4, 2004 between Sonic and Jeffrey C. Rachor. (1)

10.25	Employment Agreement dated November 4, 2004 between Sonic and E. Lee Wyatt, Jr. (1)

10.26	Employment Agreement dated December 27, 2004 between Sonic and Mark J. Iuppenlatz. (1)

10.27*	Separation Agreement dated April 26, 2004 between Sonic and Theodore M. Wright (incorporated by reference to Exhibit 10.2 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004). (1)

10.28*	Tax Allocation Agreement dated as of June 30, 1997 between Sonic and Sonic Financial Corporation (incorporated by reference to Exhibit 10.33 to the Form S-1).

21.1	Subsidiaries of Sonic.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ E. LEE WYATT, JR.
E. Lee Wyatt, Jr.,
Executive Vice President, Chief Financial Officer and Treasurer

Date: March 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 7, 2005

/s/ B. SCOTT SMITH B. Scott Smith	Vice Chairman, Chief Strategic Officer and Director	March 7, 2005

/s/ JEFFREY C. RACHOR Jeffrey C. Rachor	President, Chief Operating Officer and Director	March 7, 2005

/s/ E. LEE WYATT, JR. E. Lee Wyatt, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (principal accounting officer)	March 7, 2005

/s/ WILLIAM R. BROOKS William R. Brooks	Director	March 7, 2005

/s/ WILLIAM P. BENTON William P. Benton	Director	March 7, 2005

/s/ WILLIAM I. BELK William I. Belk	Director	March 7, 2005

/s/ H. ROBERT HELLER H. Robert Heller	Director	February 22, 2005

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 7, 2005

/s/ THOMAS P. CAPO Thomas P. Capo	Director	March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sonic Automotive, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 4, 2005

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2004

(Dollars in thousands)

	December 31,
	2003	2004
ASSETS
Current Assets:
Cash	$82,082	$9,991
Receivables, net	306,498	357,403
Inventories	1,046,909	1,095,057
Assets held for sale	88,990	105,100
Other current assets	29,718	23,992

Total current assets	1,554,197	1,591,543
Property and Equipment, net	125,356	134,490
Goodwill, net	909,091	1,056,924
Other Intangible Assets, net	75,230	84,777
Other Assets	22,355	33,877

Total Assets	$2,686,229	$2,901,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable—floor plan	$996,370	$1,050,858
Trade accounts payable	63,577	88,616
Accrued interest	13,851	15,421
Other accrued liabilities	121,744	175,510
Current maturities of long-term debt	1,387	2,970

Total current liabilities	1,196,929	1,333,375
Long-Term Debt	694,898	668,826
Other Long-Term Liabilities	19,136	28,888
Deferred Income Taxes	76,933	100,835
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 38,588,913 shares issued and 29,192,549 shares outstanding at December 31, 2003; 39,979,567 shares issued and 29,631,703 shares outstanding at December 31, 2004	384	397
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2003 and December 31, 2004	121	121
Paid-in capital	416,892	441,503
Retained earnings	402,799	470,663
Accumulated other comprehensive loss	(4,419)	(1,228)
Deferred compensation related to restricted stock	—	(3,408)
Treasury stock, at cost (9,396,364 Class A shares held at December 31, 2003 and 10,347,864 Class A shares held at December 31, 2004)	(117,444)	(138,361)

Total stockholders’ equity	698,333	769,687

Total Liabilities and Stockholders’ Equity	$2,686,229	$2,901,611

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2002, 2003 and 2004

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2002	2003	2004
Revenues:
New vehicles	$3,844,621	$4,240,427	$4,492,251
Used vehicles	1,124,768	1,159,226	1,187,753
Wholesale vehicles	425,215	421,877	496,645

Total vehicles	5,394,604	5,821,530	6,176,649
Parts, service and collision repair	843,773	935,366	1,028,136
Finance, insurance and other	184,374	192,757	190,152

Total revenues	6,422,751	6,949,653	7,394,937
Cost of sales	5,415,335	5,885,004	6,257,757

Gross profit	1,007,416	1,064,649	1,137,180
Selling, general and administrative expenses	763,763	843,564	898,215
Depreciation and amortization	7,802	11,313	16,761

Operating income	235,851	209,772	222,204
Other income / (expense):
Interest expense, floor plan	(21,029)	(20,876)	(26,816)
Interest expense, other, net	(41,300)	(42,029)	(42,868)
Other income / (expense), net	3,338	(13,841)	49

Total other expense	(58,991)	(76,746)	(69,635)

Income from continuing operations before taxes and cumulative effect of change in accounting principle	176,860	133,026	152,569
Provision for income taxes	67,230	45,721	56,858

Income from continuing operations before cumulative effect of change in accounting principle	109,630	87,305	95,711
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(4,941)	(13,204)	(12,756)
Income tax benefit	1,875	3,078	3,116

Loss from discontinued operations	(3,066)	(10,126)	(9,640)

Income before cumulative effect of change in accounting principle	106,564	77,179	86,071
Cumulative effect of change in accounting principle, net of tax benefit of $3,325	—	(5,619)	—

Net income	$106,564	$71,560	$86,071

Basic earnings (loss) per share:
Earnings per share from continuing operations	$2.63	$2.13	$2.31
Loss per share from discontinued operations	(0.08)	(0.24)	(0.23)

Earnings per share before cumulative effect of change in accounting principle	2.55	1.89	2.08
Cumulative effect of change in accounting principle	—	(0.14)	—

Earnings per share	$2.55	$1.75	$2.08

Weighted average common shares outstanding	41,728	40,920	41,375

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$2.50	$2.04	$2.22
Loss per share from discontinued operations	(0.07)	(0.23)	(0.22)

Earnings per share before cumulative effect of change in accounting principle	2.43	1.81	2.00
Cumulative effect of change in accounting principle	—	(0.12)	—

Earnings per share	$2.43	$1.69	$2.00

Weighted average common shares outstanding	45,153	45,197	45,217

Dividends declared per common share	$—	$0.20	$0.44

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2003 and 2004

(Dollars and shares in thousands)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Deferred Compensation Related to Restricted Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2001	—	—	34,851	$348	12,029	$121	—	$343,256	$232,893	$(59,357)	—	$517,261	$79,329
Shares awarded under stock compensation plans	—	—	1,059	10	—	—	—	12,246		—	—	12,256	—
Issuance of Class A Common Stock for Acquisitions	—	—	1,336	13	—	—	—	34,496	—	—	—	34,509	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	(33,780)	—	(33,780)	—
Income tax benefit associated with stock											—	—	—
compensation plans	—	—	—	—	—	—	—	6,815	—	—	—	6,815
Fair value of interest rate swap agreements, net of tax benefit of $4,122	—	—	—	—	—	—	—	—	—	—	$(6,447)	(6,447)	(6,447)
Net income	—	—	—	—	—	—	—	—	106,564	—	—	106,564	106,564

BALANCE AT DECEMBER 31, 2002	—	—	37,246	$371	12,029	$121	—	$396,813	$339,457	$(93,137)	$(6,447)	$637,178	$100,117

Shares awarded under stock compensation plans	—	—	1,343	13	—	—	—	14,689	—	—	—	14,702	—
Purchases of treasury stock	—	—	—	—	—	—	—	—	—	(24,307)	—	(24,307)	—
Income tax benefit associated with stock											—	—	—
compensation plans	—	—	—	—	—	—	—	5,390	—	—		5,390	—
Fair value of interest rate swap agreements, net of tax expense of $1,296	—	—	—	—	—	—	—	—	—	—	2,028	2,028	2,028
Net income	—	—	—	—	—	—	—	—	71,560	—	—	71,560	71,560
Dividends ($.20 per share)	—	—	—	—	—	—	—	—	(8,218)	—	—	(8,218)

BALANCE AT DECEMBER 31, 2003	—	—	38,589	$384	12,029	$121	$—	$416,892	$402,799	$(117,444)	$(4,419)	$698,333	$73,588

Shares awarded under stock compensation plans	—	—	1,391	13	—	—	(3,570)	19,341	—		—	15,784	—
Purchases of treasury stock	—	—	—	—	—	—	—		—	(20,917)	—	(20,917)	—
Income tax benefit associated with stock								5,270	—	—	—	5,270	—
compensation plans	—	—	—	—	—	—	—	—	—	—	—	—	—
Fair value of interest rate swap agreements, net of tax expense of $2,040	—	—	—	—	—	—	—	—	—	—	3,191	3,191	3,191
Restricted stock amortization							162					162
Net income	—	—	—	—	—	—	—	—	86,071	—	—	86,071	86,071
Dividends ($.44 per share)	—	—	—	—	—	—	—	—	(18,207)	—	—	(18,207)

BALANCE AT DECEMBER 31, 2004	—	—	39,980	$397	12,029	$121	$(3,408)	$441,503	$470,663	$(138,361)	$(1,228)	$769,687	$89,262

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,564	$71,560	$86,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,974	12,418	17,412
Debt issuance cost amortization	413	417	526
Debt discount amortization, net of premium amortization	785	923	78
Restricted stock amortization	—	—	162
Cumulative effect of change in accounting principle, net of tax	—	5,619	—
Deferred income taxes	15,048	18,610	15,781
Equity interest in earnings of investees	(354)	(758)	(807)
Impairment of franchise agreements	—	500	1,075
(Gain)/Loss on disposal of assets	(3,470)	(3,458)	873
(Gain)/Loss on retirement of debt	(3,144)	13,928	—
Income tax benefit associated with stock compensation plans	6,815	5,390	5,270
Changes in assets and liabilities that relate to operations:
Receivables	(26,888)	(7,274)	(50,406)
Inventories	(27,254)	(122,789)	28,055
Other assets	(403)	(21,815)	10
Notes payable—floor plan	43,224	143,081	14,666
Trade accounts payable and other liabilities	19,271	22,216	90,984

Total adjustments	33,017	67,008	123,679

Net cash provided by operating activities	139,581	138,568	209,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(202,365)	(68,814)	(194,017)
Purchases of property and equipment	(92,516)	(96,075)	(104,377)
Proceeds from sales of property and equipment	42,320	49,910	65,874
Proceeds from sale of franchises	17,575	26,390	32,477

Net cash used in investing activities	(234,986)	(88,589)	(200,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(repayments) on revolving credit facilities	18,257	(34,644)	(56,927)
Proceeds from long-term debt	145,074	271,631	164
Debt issuance costs	(698)	(619)	—
Payments on long-term debt	(2,382)	(8,747)	(2,537)
Repurchase of debt securities	(32,746)	(192,390)	—
Purchases of treasury stock	(33,780)	(24,307)	(20,917)
Issuance of shares under stock compensation plans	12,256	14,702	15,784
Dividends paid	—	(4,099)	(17,365)

Net cash provided by (used in) financing activities	105,981	21,527	(81,798)

NET INCREASE (DECREASE) IN CASH	10,576	71,506	(72,091)
CASH, BEGINNING OF YEAR	—	10,576	82,082

CASH, END OF YEAR	$10,576	$82,082	$9,991

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amount capitalized	$65,019	$66,994	$74,398
Income taxes	$42,239	$24,319	$14,731
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Restricted stock issuance	$—	$—	$3,570
Long-term debt assumed in purchase of business, including premium of $7,254	$—	$—	$33,824
Class A Common Stock issued for acquisitions	$34,509	$—	$—
Change in fair value of cash flow hedging instrument (net of tax benefit of $4,122 in 2002, tax expense of $1,296 and $2,040 in 2003 and 2004, respectively)	$(6,447)	$2,028	$3,191

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue), operating 192 dealership franchises and 40 collision repair centers throughout the United States as of December 31, 2004. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing, insurance, vehicle protection protects and other aftermarket products for its automotive customers. As of December 31, 2004, Sonic sold a total of 38 foreign and domestic brands of new vehicles.

Principles of Consolidation—All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, individual franchises sold, terminated or classified as held for sale are required to be reported as discontinued operations. During 2004, Sonic completed the disposal of 4 automobile franchises, terminated 3 automobile franchises and as of December 31, 2004 had approved, but not yet completed, the disposition of 24 additional franchises. In accordance with the provisions of SFAS No. 144, the results of operations of these franchises for the years ended December 31, 2002, 2003 and 2004 were reported as discontinued operations for all periods presented. Many of the provisions of SFAS No. 144 involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods Sonic determines that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of income are reclassified in order to reflect the current classification.

In addition, in order to maintain consistency and comparability between periods, certain other amounts in Sonic’s consolidated financial statements have been reclassified from previously reported balances to conform to the current year presentation. The consolidated income statement reclassifications relate to the Company’s wholly owned finance subsidiary Cornerstone Acceptance (“Cornerstone”). Interest income from Cornerstone’s finance contracts ($3.5 million in 2002, $4.3 million in 2003 and $7.2 million in 2004) has been reclassified from a reduction of interest expense, other, net to a reduction of selling, general and administrative expenses. A portion of bad debt expense from Cornerstone’s finance contracts ($1.5 million in 2002, $2.5 million in 2003 and $5.3 million in 2004) has been reclassified from cost of sales to selling, general and administrative expenses.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Sonic’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates particularly related to allowance for credit loss, realization of inventory, intangible asset and deferred tax asset values, reserves for tax contingencies, legal matters, reserves for future chargebacks, results reported as continuing and discontinued operations, insurance reserves and certain accrued expenses.

Revenue Recognition—Sonic records revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered.

Sonic arranges financing for customers through various financial institutions and receives a commission from the financial institution either in a flat fee amount or in an amount equal to the difference between the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Floor Plan Assistance—Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts included in cost of sales were $34.5 million, $36.0 million and $38.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Contracts in Transit—Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying consolidated balance sheets and totaled $126.4 million at December 31, 2003 and $139.2 million at December 31, 2004.

Accounts Receivable—Sonic’s accounts receivable consist primarily of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Sonic believes that there is a minimal risk of uncollectability on warranty receivables. Sonic evaluates parts and other receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable is not significant.

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

Sonic assesses the valuation of all of its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, Sonic primarily considers the age of the vehicles along with the timing of annual and model changeovers. For used vehicles, Sonic considers recent market data and trends such as loss histories along with the current age of the inventory. Parts inventories are primarily assessed considering excess quantity and continued usefulness of the part. The risk with parts inventories is minimized by the fact that excess or obsolete parts can generally be returned to the manufacturer. Sonic recorded a $0.9 million reserve during 2004 related to wholesale parts operations. This reserve was classified as cost of sales in the 2004 consolidated statement of income. Sonic did not record any significant reserves on any inventory balances in 2002 and 2003.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Sonic amortizes leasehold improvements over the shorter of the estimated useful life or the remaining lease life. This lease life includes renewal options if a renewal has been determined to be reasonably assured. The range of estimated useful lives is as follows:

Leasehold and land improvements	10-30 years
Buildings	10-20 years
Parts and service equipment	7-10 years
Office equipment and fixtures	3-10 years
Company vehicles	3-5 years

Sonic reviews the carrying value of property and equipment and other long-term assets (other than goodwill) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, Sonic compares the carrying amount of the asset to the estimated undiscounted cash flows related to those assets. Sonic concludes that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If Sonic determines an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, Sonic determines fair value by using a discounted cash flow model. Impairment charges were $0.6 million and $0.8 million in continuing operations and $0.9 million and $2.4 million in discontinued operations related to various dealership facilities in 2003 and 2004, respectively. Impairment charges in 2002 were not significant.

Derivative Instruments and Hedging Activities—Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions and the fair value of certain obligations classified as long-term debt on the accompanying consolidated balance sheets. In general, the types of risks being hedged are those relating to the variability of cash flows and long-term debt fair values caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The only derivatives currently being used are interest rate swaps used for the purposes of hedging cash flows of variable rate debt and the fair value of fixed rate long-term debt. These derivatives are used only for these purposes, not for speculation or trading purposes. The derivatives, which have been designated and qualify as cash flow and fair value hedging instruments, are reported at fair value as determined by market quotations in the accompanying consolidated balance sheets. The gain or loss on the effective portion of the cash flow hedges is initially reported as a component of accumulated other comprehensive loss, net of related income taxes. The gain or loss on the effective portion of the fair value hedges is recorded against long-term debt.

In order to reduce the Company’s exposure to market risks from fluctuations in interest rates, Sonic entered into two separate interest rate swap agreements (the “Fixed Swaps”) in 2002 to effectively convert a portion of the LIBOR-based variable rate debt to a fixed rate. The first swap agreement matured October 31, 2004 and had a notional principal amount of $100.0 million. The second swap agreement will mature June 6, 2006 and has a notional principal of $100.0 million. Under the terms of the first swap agreement, Sonic received interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and made interest payments at a fixed rate of 3.88%. Under the terms of the second swap agreement, Sonic receives interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and makes interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $6.0 million in 2003 and $5.4 million in 2004 and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has been included in interest expense, other, net in the accompanying consolidated statements of income. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive loss, net of related income taxes, in the statements of stockholders’ equity.

In 2003, Sonic entered into five separate interest rate swaps totaling $150.0 million (collectively the “Variable Swaps”) to effectively convert a portion of the Company’s fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, Sonic receives 8.625% on the notional amounts and makes interest payments on the notional amounts at a rate equal to the six month LIBOR plus a spread ranging from 3.50% to 3.84% with a weighted average spread of 3.64%. The Variable Swaps expire on August 15, 2013 and have been designated and qualify as fair value hedges and, as a result, the fair value of the Variable Swaps of $0.1 million has been recorded against the long-term debt with an offsetting $0.1 million recorded as a derivative liability within other long-term liabilities. The benefit realized (the difference between interest paid and interest received) as a result of the Variable Swaps was $1.0 million and $4.2 million in 2003 and 2004, respectively, and has been included in interest expense, other, net in the accompanying consolidated statements of income.

Goodwill—Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, Sonic allocates the carrying value of goodwill and tests it for impairment based on Sonic’s geographic divisions. The $1,065.2 million of goodwill on the balance sheet, including approximately $8.3 million classified in assets held for sale, at December 31, 2004 is allocated to the following geographic divisions (dollars in millions):

Northern Division	$106.0
Southeastern Division	$285.0
Central Division	$353.1
Western Division	$321.1

In evaluating goodwill for impairment, Sonic compares the carrying value of the goodwill allocated to each division to the fair value of the underlying dealerships in each division. This represents the first step of the impairment test. If the fair value of a division is less than the carrying value of the goodwill allocated to that division, Sonic is then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets of the respective division as if the calculated fair value was the purchase price of the business combination. This allocation would include assigning value to any previously unrecognized identifiable assets which means the fair value would be allocated to goodwill is significantly reduced. (See discussion regarding franchise agreements acquired prior to July 1, 2001 in “Other Intangible Assets” below). Sonic then compares the value of the goodwill resulting from this allocation process to the carrying value of the goodwill in the respective division with the difference representing the amount of impairment.

Sonic uses several assumptions and various fair value approaches in estimating the fair value of the goodwill in each division. These assumptions and approaches include: an earnings multiple for private dealership valuations (as determined by the historical multiple paid for dealerships Sonic has purchased) applied to actual earnings; an earnings multiple for public consolidators in Sonic’s peer group applied to actual earnings; and a discounted cash flow utilizing estimated future earnings and Sonic’s weighted average cost of capital. These approaches are blended to arrive at a fair value of Sonic’s goodwill for each division.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004 (the date of Sonic’s latest impairment test), the fair value of each of the divisions exceeded the carrying value of the goodwill allocated to them (step one of the impairment test). As a result, Sonic was not required to conduct the second step of the impairment test described above, and Sonic recognized no impairment of the carrying value of its goodwill on the balance sheet at December 31, 2004.

However, if in future periods Sonic determines that the fair value of the goodwill allocated to one or more of its divisions is less than the carrying value of the goodwill allocated to such division(s), Sonic believes that application of the second step of the impairment test would result in a substantial impairment charge to the goodwill allocated to such division(s) and the amount of such impairment charge would likely be materially adverse to Sonic’s consolidated operating results, financial position and cash flows.

Other Intangible Assets—The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise agreements with manufacturers. Sonic generally expects franchise agreements to continue for an indefinite period. When these agreements do not have indefinite terms, Sonic anticipates and has generally experienced routine renewals without substantial cost and material modifications. As such, Sonic believes that its franchise agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise agreements acquired after July 1, 2001 have been included in other intangible assets on the accompanying consolidated balance sheets. Prior to July 1, 2001, franchise agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying consolidated balance sheets. See Note 5 regarding impairment charges on franchise agreements. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. Sonic tests other intangible assets for impairment annually, or more frequently if events or circumstances indicate possible impairment.

Insurance Reserves—Sonic has various self-insured and high deductible insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. At December 31, 2004, Sonic had $21.5 million reserved for such programs.

Income Taxes—Income taxes are provided for the tax effects of transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided at currently enacted tax rates for the tax effects of carryforward items and temporary differences between the tax basis of assets and liabilities and their reported amounts.

As a matter of course, the Company is regularly audited by various taxing authorities and from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Sonic’s management believes that the Company’s tax positions comply in all material respects with applicable tax law and that the Company has adequately provided for any reasonably foreseeable outcome related to these matters. Included in other accrued liabilities at December 31, 2003 and 2004 are $2.9 million in reserves that the Company has provided for these matters.

Sonic has $8.3 million in deferred tax assets related to state net operating loss carryforwards that will expire between 2012 and 2024. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. Based on management’s judgment, Sonic has not recorded a valuation allowance for any period presented because it is more likely than not that taxable income for these states will be sufficient to realize the benefits of the associated deferred tax assets. However, the results of future

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of management’s judgment could result in a charge that will be material to the Company’s consolidated operating results, financial position and cash flows.

Stock-Based Compensation—At December 31, 2004, Sonic has several stock-based employee compensation plans, which are described more fully in Note 10. Sonic accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded in the accompanying consolidated financial statements. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on net income and earnings per share if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	For the Year ended December 31,
	2002	2003	2004
	(Dollars in Thousands Except Per Share Amounts)
Net income as reported	$106,564	$71,560	$86,071
Fair value compensation cost, net of tax benefits of $4,865, $5,633 and $4,692 for 2002, 2003 and 2004, respectively	(7,933)	(10,195)	(7,514)

Pro forma net income	$98,631	$61,365	$78,557

Basic earnings (loss) per share:
Net income as reported	$2.55	$1.75	$2.08
Fair value compensation cost, net of tax	(0.19)	(0.25)	(0.18)

Pro forma net income	$2.36	$1.50	$1.90

Diluted earnings (loss) per share:
Net income as reported	$2.43	$1.69	$2.00
Fair value compensation cost, net of tax	(0.17)	(0.22)	(0.16)

Pro forma net income	$2.26	$1.47	$1.84

The weighted average fair value of options granted or assumed was $15.12, $7.39 and $9.09 per share in 2002, 2003 and 2004, respectively. The fair value of each option granted during 2002, 2003 and 2004 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2003	2004
Employee Stock Purchase Plan
Dividend yield	n/a	n/a	1.68%
Risk free interest rates	2.28%	1.42%	1.31%
Expected lives	0.25-1.0 year	0.5 year	0.5 year
Volatility	52.36%	55.05%	41.98%

Stock Option Plans
Dividend yield	n/a	0.0-1.52%	1.60-2.56%
Risk free interest rates	3.26-4.58%	1.15-3.24%	2.80-3.65%
Expected lives	5 years	5 years	5 years
Volatility	53.27%	54.18%	50.17%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2004, Sonic has outstanding notes receivable from Cornerstone finance contracts of $33.4 million, net of an allowance for credit losses of $4.5 million. Outstanding notes receivable at December 31, 2003 were $19.7 million, net of an allowance for credit losses of $2.3 million. These notes have average terms of approximately thirty-six months and are secured by the related vehicles. Sonic’s assessment of allowance for credit losses considers historical loss ratios and the performance of the current portfolio with respect to past due accounts. These notes are recorded in other current assets and other assets on the accompanying consolidated balance sheets. Consistent with industry practice, interest income from Cornerstone’s finance contracts ($3.5 million in 2002, $4.3 million in 2003 and $7.2 million in 2004) has been recorded as a reduction of selling, general and administrative expenses.

Financial Instruments and Market Risks—As of December 31, 2003 and 2004 the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions and long-term debt, excluding Sonic’s 8.625% senior subordinated notes, 5.25% convertible senior subordinated notes and certain notes payable to a finance company, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value (as determined by market quotations) of Sonic’s 8.625% senior subordinated notes as of December 31, 2003 and 2004 were $293.4 million and $302.6 million, respectively. The carrying value of Sonic’s 8.625% senior subordinated notes as of December 31, 2003 and 2004 were $271.5 million and $271.9 million, respectively.

The fair value (as determined by market quotations) of Sonic’s 5.25% convertible senior subordinated notes as of December 31, 2003 and 2004 was approximately $122.1 million and $130.1 million, respectively. The carrying value of Sonic’s 5.25% convertible senior subordinated notes as of December 31, 2003 and 2004 was approximately $127.0 million and $127.5 million, respectively.

The fair value (as determined by discounted cash flows) of Sonic’s notes payable to a finance company as of December 31, 2004 was approximately $32.5 million. The carrying value of these notes as of December 31, 2004 was approximately $32.4 million.

Sonic has variable rate notes payable—floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate swaps was approximately $1,294.1 million at December 31, 2003 and $1,291.0 million at December 31, 2004.

Advertising—Sonic expenses advertising costs in the period incurred, net of earned manufacturer credits that are reimbursements for specific, identifiable and incremental costs. Advertising expense amounted to $59.6 million, $69.1 million and $61.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Segment Information—Sonic sells similar products and services that exhibit similar economic characteristics, uses similar processes in selling products and services, and sells its products and services to

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar classes of customers. As a result of this and the way Sonic manages its business, Sonic has aggregated its operating segments into a single segment for purposes of reporting financial condition and results of operations.

Recent Accounting Pronouncements—In January 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.” In accordance with Issue No. 02-16, which was effective January 1, 2003, payments received from manufacturers for floor plan assistance and certain types of advertising allowances are recorded as a reduction of the cost of inventory and recognized as a reduction of cost of sales when the inventory is sold. Previous practice was to recognize such payments as a reduction of cost of sales at the time of vehicle purchase. The cumulative effect of the adoption of Issue No. 02-16 resulted in a decrease to income of $5.6 million, net of applicable income taxes of $3.3 million for 2003. Had the guidance from Issue No. 02-16 been retroactively applied, results of operations and earnings per share for 2002 would not have been materially different from the previously reported results.

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

In September 2004, the EITF reached a consensus on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Issue No. 04-8 requires issuers of contingently convertible securities to include the dilutive effect of these securities in the calculation of dilutive weighted average shares outstanding regardless of whether conversion is likely starting with periods ending after December 15, 2004. Issue No. 04-8 also requires retroactive application to all prior periods for which contingently convertible securities were outstanding. Sonic has adopted the conclusions of Issue No. 04-8 and has determined the impact on Sonic’s consolidated diluted earnings per share using the “if-converted method” to be reductions of $0.04 and $0.03 for diluted earnings per share for 2002 and 2004, respectively. The impact of Issue No. 04-8 on diluted earnings per share in 2003 was immaterial.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities with certain attributes. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in the financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R had no effect on Sonic’s consolidated operating results, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Tax benefits associated with share-based payments will be recognized as an addition to paid-in capital. Cash retained as a result of these tax benefits will be presented in the statement of cash flows as financing cash inflows. Sonic is currently evaluating the provisions of SFAS No. 123R and has not determined the impact on the Company’s consolidated operating results, financial position and cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the first quarter of 2004, Sonic acquired two franchises located in Ontario, California (the “California Acquisition”) for an aggregate purchase price of approximately $58.9 million in cash, net of cash acquired, funded by cash from operations and borrowings under the revolving credit facility. As a result of the California Acquisition, Sonic has recorded the following:

•	$7.6 million of net assets relating to dealership operations;

•	$3.7 million of intangible assets representing rights acquired under franchise agreements; and

•	$47.6 million of goodwill, all of which is expected to be tax deductible.

During the second and third quarters of 2004, Sonic acquired eleven franchises in Houston, Texas (the “Houston Acquisition”) for approximately $168.8 million, net of cash acquired. The Houston Acquisition’s purchase price was comprised of $135.0 million in cash from operations and borrowings under the revolving credit facility and the assumption of $33.8 million in debt, including premium of $7.3 million (see Note 6). The accompanying consolidated balance sheet as of December 31, 2004 includes preliminary allocations of the purchase price of the Houston Acquisition to the assets and liabilities acquired based on their estimated fair market values at the dates of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following (dollars in thousands):

Inventories	$88,070
Floor plan notes payable	(51,908)
Other working capital, net	(1,611)
Property and equipment	6,368
Goodwill ( all of which is expected to be tax deductible )	126,893
Intangible assets representing rights under franchise agreements	10,800
Liabilities representing leases with unfavorable terms	(6,124)
Non-current liabilities	(3,679)

Purchase price	$168,809
Notes payable to a finance company (see Note 6)	(33,824)

Cash purchase price	$134,985

During 2003, Sonic acquired 13 dealerships for approximately $68.8 million in cash, net of cash acquired. During 2002, Sonic acquired 31 dealerships for approximately $202.4 million in cash, net of cash acquired, and $34.5 million in Sonic’s Class A Common Stock.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if all of the above 2004 acquisitions had occurred at the beginning of 2004 and at the beginning of 2003, after giving effect to certain adjustments, including interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

floorplan interest expense resulting from renegotiated floorplan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the 2004 acquisitions actually been completed at the beginning of the periods presented. The pro forma results are also not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2003	2004
	(dollars in thousands, except per share amounts)
Total revenues	$7,697,863	$7,588,322
Gross profit	$1,156,103	$1,161,038
Income before cumulative effect of change in accounting principle	$80,220	$86,647
Net income	$74,493	$86,647
Diluted earnings per share	$1.76	$2.02

Dispositions

During 2004, Sonic sold or terminated seven franchises. These disposals generated cash of $32.5 million and resulted in a net loss of $0.8 million which is included in discontinued operations in the accompanying consolidated statements of income for 2004. During 2002 and 2003, Sonic completed 16 and 18 franchise dispositions, respectively. These disposals generated cash of $17.6 million and $26.4 million, respectively, and resulted in net gains of $3.6 million and $5.3 million.

In conjunction with franchise dispositions, Sonic generally agrees to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The additional exposure associated with current year dispositions related to subleases was $10.2 million. However, Sonic’s maximum exposure associated with general indemnifications increased by $31.6 million as a result of these dispositions. These indemnifications expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

In addition to the dispositions described above, as of December 31, 2004, Sonic had approved the sale of 24 additional franchises. These franchises are generally franchises with unprofitable operations that Sonic expects to dispose of during 2005. The operating results of these franchises are included in discontinued operations on the accompanying consolidated statements of income. Long lived assets to be disposed of in connection with franchises not yet sold, consisting primarily of property, equipment, goodwill and other intangible assets (see Note 5), totaled approximately $27.8 million at December 31, 2004 and have been classified in assets held for sale in the accompanying consolidated balance sheets. Other assets and liabilities to be disposed in connection with these dispositions include inventories and related notes payable—floor plan. Revenues associated with franchises classified as discontinued operations were $985.5 million, $630.8 million and $491.1 million for 2002, 2003 and 2004, respectively. The pre-tax losses (before gains or losses on the sale of disposed franchises) associated with franchises classified as discontinued operations were $8.6 million, $18.5 million and $11.8 million for 2002, 2003 and 2004, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVENTORIES AND RELATED NOTES PAYABLE—FLOOR PLAN

Inventories consist of the following:

	December 31,
	2003	2004
	(Dollars in thousands)
New vehicles	$825,189	$848,197
Used vehicles	126,872	130,354
Parts and accessories	49,782	53,932
Other	45,066	62,574

Total	$1,046,909	$1,095,057

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with DaimlerChrysler Financial Company, LLC (“DaimlerChrysler Financial”), Ford Motor Credit Company (“Ford Credit”), General Motors Acceptance Corporation (“GMAC”), Toyota Financial Services (“Toyota Financial”), Bank of America and JP Morgan Chase Bank. These floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s floor plan facilities was 2.76% for 2003 and 2.88% for 2004. Sonic’s floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In 2004, Sonic recognized approximately $38.1 million in manufacturer assistance, which resulted in an effective borrowing rate under the floor plan facilities of 0%. Interest payments under each of Sonic’s floor plan facilities are due monthly, and Sonic is generally not required to make principal repayments prior to the sale of the vehicles. The floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all restrictive covenants as of December 31, 2004.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2003	2004
	(Dollars in thousands)
Land	$7,653	$6,104
Building and improvements	68,936	81,720
Office equipment and fixtures	35,061	43,188
Parts and service equipment	26,689	30,793
Company vehicles	8,050	8,715
Construction in progress	9,262	6,340

Total, at cost	155,651	176,860
Less accumulated depreciation	(30,295)	(42,370)

Property and equipment, net	$125,356	$134,490

Interest capitalized in conjunction with construction projects was approximately $2.5 million, $3.0 million and $2.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. As of December 31, 2004, commitments for facilities construction projects totaled approximately $20.2 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the amounts shown above, Sonic incurred approximately $65.5 million and $77.4 million in real estate and construction costs as of December 31, 2003 and 2004, respectively, on facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in assets held for sale on the accompanying consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic sold $26.4 million, $41.4 million and $49.0 million in 2002, 2003 and 2004, respectively, in dealership equipment and properties in sale-leaseback transactions which resulted in no material gains and losses. Sonic has no continuing involvement or obligations under these arrangements other than lease payments.

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of franchise agreements and goodwill for the years ended December 31, 2003 and 2004 were as follows (dollars in thousands):

	Franchise Agreements	Goodwill
Balance before assets held for sale classification, December 31, 2002	$61,800	$885,781
Amount classified as assets held for sale	—	(9,887)

Balance, December 31, 2002	$61,800	$875,894
Additions through current year acquisitions	15,000	42,484
Prior year acquisition allocations	(900)	5,068
Impairment expense (discontinued operations)	(500)	—
Reductions from sales of franchises	(1,300)	(13,036)

Sub-total, December 31, 2003	74,100	910,410
Increase in amount classified as assets held for sale	(3,800)	(1,319)

Balance, December 31, 2003	$70,300	$909,091
Additions through current year acquisitions	14,500	174,472
Prior year acquisition allocations	(125)	(3,279)
Impairment expense (discontinued operations)	(1,075)	—
Reductions from sales of franchises	(1,400)	(26,307)

Sub-total, December 31, 2004	82,200	1,053,977
(Increase)/Decrease in amount classified as assets held for sale	(1,700)	2,947

Balance, December 31, 2004	$80,500	$1,056,924

Definite life intangible assets consist of the following:

	December 31,
	2003	2004
	(Dollars in thousands)
Lease agreements	$5,035	$4,704
Less accumulated amortization	(105)	(427)

Definite life intangibles, net	$4,930	$4,277

Franchise values and definite life intangible assets are classified as Other Intangible Assets, net on the accompanying consolidated balance sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for definite life intangible assets was $0.1 million and $0.3 million for the years ended December 31, 2003 and 2004. There was no amortization expense for 2002. Future amortization expense is as follows:

Year ending December 31,	(Dollars in thousands)
2005	$281
2006	281
2007	281
2008	281
2009	281
Thereafter	2,872

Total	$4,277

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2003	2004
	(Dollars in thousands)
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR ( 2.40% at December 31, 2004), collateralized by all assets of Sonic, expiring October 31, 2006	$285,523	$238,633
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $3,299 and $3,065, respectively	271,701	271,935
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $3,121 and $2,606, respectively	126,979	127,494
$50 million revolving construction line of credit with Toyota Financial bearing interest at 2.25 percentage points above LIBOR and maturing December 31, 2007, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets	4,568	—
$100 million revolving real estate acquisition line of credit with Toyota Financial bearing interest at 2.00 percentage points above LIBOR and maturing December 31, 2012, collateralized by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets	5,470	—
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $6,583	—	32,369
Fair value of Variable Swaps	(157)	(145)
Other notes payable (primarily equipment notes)	2,201	1,510

	$696,285	$671,796
Less current maturities	(1,387)	(2,970)

Long-term debt	$694,898	$668,826

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future maturities of long-term debt are as follows:

Year ending December 31,	(Dollars in thousands)
2005	2,970
2006	241,722
2007	2,462
2008	2,596
2009	130,231
Thereafter	291,815

Total	$671,796

The Revolving Facility

At December 31, 2004, Sonic’s Revolving Facility (the “Revolving Facility”) with Ford Credit, DaimlerChrysler Financial, Toyota Financial, Bank of America, JP Morgan Chase Bank and Merrill Lynch had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of receivables, inventory and equipment and a pledge of certain additional collateral by one of Sonic’s affiliates (the borrowing base was approximately $577.0 million at December 31, 2004). The amount available to be borrowed under the Revolving Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At December 31, 2004, Sonic had $58.1 million in letters of credit outstanding and $253.3 million of borrowing availability. The amounts outstanding under the Revolving Facility bear interest at 2.55 percentage points above LIBOR. The Revolving Facility includes an annual commitment fee equal to 0.25% of the unused portion of the Revolving Facility. Balances under the Revolving Facility are guaranteed by Sonic’s operating domestic subsidiaries.

Sonic agreed under the Revolving Facility not to pledge any assets to any third party (with the exception of currently encumbered assets of Sonic’s dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants include specified ratios of:

Covenant	Required
Current ratio	> 1.23
Fixed charge coverage	> 1.40
Adjusted fixed charge coverage	> 1.15
Interest coverage	> 2.00
Adjusted debt to EBITDA	< 2.25

Sonic will remain in compliance with the required specified current ratio of greater than 1.23 if there is adequate availability on the Revolving Facility which will, when added to Sonic’s total current assets, make the current ratio greater than 1.23. Additionally, the Revolving Facility availability used for the current ratio calculation is added to Sonic’s long-term debt for purposes of calculating the adjusted debt to EBITDA ratio.

In 2004, the Revolving Facility’s covenants were amended to include an adjusted fixed charge coverage ratio. This new ratio is similar to the fixed charge coverage ratio in all respects except that it considers equity repurchases and dividend payments as fixed charges.

In addition, the loss of voting control over Sonic by O. Bruton Smith, Chairman and Chief Executive Officer, Scott Smith, Chief Strategic Officer and Vice Chairman, and their spouses or immediate family members

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or Sonic’s failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in Sonic’s dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic was in compliance with all financial and restrictive covenants as of December 31, 2004.

8.625% Senior Subordinated Notes

On August 12, 2003, Sonic issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) in a private offering to qualified institutional buyers as defined by the Securities Act of 1933 (the “Act”). The net proceeds, before expenses, of approximately $194.3 million together with an advance from the Revolving Facility, were used to redeem all of the 11% senior subordinated notes due 2008 (the “11% Notes”) for $194.6 million which included accrued but unpaid interest and the redemption premium of 5.5% on September 10, 2003. A resulting loss of $13.9 million, which includes the redemption premium and the write-off of unamortized discounts and deferred debt issuance costs is included in other income/(expense), net in the accompanying consolidated statement of income for 2003. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Sonic’s obligations under the 8.625% Notes are guaranteed by Sonic’s operating domestic subsidiaries.

On November 19, 2003 Sonic issued an additional $75.0 million in aggregate principal amount of the 8.625% Notes in an add-on private offering to qualified institutional buyers as defined by the Act. The net proceeds, before expenses, of approximately $78.9 million, were used to pay down the Revolving Facility. This $75.0 million issuance contains the same provisions and terms as the $200.0 million issuance on August 12, 2003.

In 2002, Sonic repurchased $17.6 million in aggregate principal amount of the 11% Notes on the open market for approximately $18.2 million. A resulting loss of $1.1 million, net of write-offs of unamortized discounts and deferred debt issuance costs, is included in other income/(expense), net in the accompanying consolidated statement of income for 2002.

The indentures governing the 8.625% Notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge any assets to any third party except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Sonic was in compliance with all restrictive covenants as of December 31, 2004.

5.25% Convertible Senior Subordinated Notes

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

The Convertibles are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of the Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading-day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preceding fiscal quarter. If this condition is satisfied, then the Convertibles will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, and will be subject to adjustment for certain distributions on, or other changes in the Class A common stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert the Convertibles into shares of the Class A common stock at any time after a 10 consecutive trading-day period in which the average of the trading day prices for the Convertibles for that 10 trading-day period is less than 103% of the average conversion value for the Convertibles during that period. The conversion value is equal to the product of the closing sale price for Sonic’s Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principal amount of Convertibles is then convertible. Neither of these conversion features were satisfied during 2004.

In 2002, Sonic repurchased $19.4 million in aggregate principal amount of the Convertibles on the open market for approximately $14.5 million. A resulting gain of $4.3 million, net of write-offs of unamortized discounts and deferred debt issuance costs, is included in other income/(expense), net in the accompanying consolidated statement of income for 2002. Sonic did not repurchase any Convertibles in 2003 or 2004.

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

The Mortgage Facility allows Sonic to borrow up to $100.0 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by O. Bruton Smith, B. Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of December 31, 2004.

Notes Payable to a Finance Company

Three notes payable totaling $26.6 million in aggregate principal were assumed in connection with the Houston Acquisition during the second quarter of 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2004, the principal balance on the Assumed Notes was $25.8 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiary Guarantees

Balances outstanding under Sonic’s Revolving Facility and 8.625% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor as defined by the Securities and Exchange Commission (the “SEC”).

7.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

	2002	2003	2004
Current:
Federal	$45,504	$36,891	$36,921
State	5,970	3,591	7,047

	51,474	40,482	43,968
Deferred	15,756	5,239	12,890

Total provision for income taxes for continuing operations	$67,230	$45,721	$56,858

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	2002	2003	2004
Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	2.56	0.40	3.00
Other	0.45	(1.03)	(0.73)

Effective tax rate	38.01%	34.37%	37.27%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities as of December 31 are as follows:

	2003	2004
Deferred tax assets:
Allowance for bad debts	$504	$810
Accruals and reserves	15,431	23,308
Fair value of Fixed Swaps	2,825	785
Net operating loss carryforwards	10,456	8,270
Other	127	3

Total deferred tax assets	29,343	33,176
Deferred tax liabilities:
Basis difference in inventory	(3,801)	(6,434)
Basis difference in property and equipment	(10,399)	(14,421)
Basis difference in goodwill	(79,816)	(95,390)
Other	(2,917)	(2,342)

Total deferred tax liability	(96,933)	(118,587)

Net deferred tax liability	$(67,590)	$(85,411)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net current deferred tax assets are recorded in other current assets on the accompanying consolidated balance sheets. As of December 31, 2004, Sonic had state net operating loss carryforwards of $197.5 million that will expire between 2012 and 2024.

8.	RELATED PARTIES

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

Dealership Leases

Sonic leases three dealership properties in Northern California from the Price Trust. Tom Price, who served as Sonic’s Vice Chairman until December 2002, and his wife are the sole beneficiaries of the Price Trust. Lease costs associated with these leases were approximately $2.3 million in 2002.

Sonic leases three dealership properties in Northern California from Bay Automotive, LLC, in which Mr. Price owns a 50% interest. Annual aggregate rent under these leases was approximately $2.6 million in 2002.

Sonic leases office space in Charlotte from a subsidiary of SFC for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $0.4 million in 2002, $0.5 million in 2003 and $0.6 million in 2004.

Other Transactions

Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic incurred costs of approximately $1.2 million in 2002, $1.5 million in 2003 and $0.5 million in 2004 for the use of these aircraft.

Certain of Sonic’s dealerships purchase the Z-Max oil additive product from Oil Chem Research Company, a subsidiary of Speedway Motorsports, Inc. (“SMI”) whose Chairman and Chief Executive Officer is O. Bruton Smith, for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $1.8 million in 2002 and 2003 and $1.4 million in 2004.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sonic and its dealerships frequently purchase apparel items, which are screen-printed with Sonic and dealership logos, as part of internal marketing and sales promotions. Sonic and its dealerships purchase such items from several companies, including Speedway Systems, LLC, a company owned by SMI. Total purchases from Speedway Systems by Sonic and its dealerships totaled approximately $0.4 million in 2002 and $0.2 million in 2003.

Sonic donates money throughout the year to Speedway Children’s Charities, a non-profit organization founded by O. Bruton Smith. O. Bruton Smith and B. Scott Smith are both board members of Speedway Children’s Charities. Donations to this organization amounted to $0.2 million, $0.4 million and $0.2 million in 2002, 2003 and 2004, respectively.

9.	CAPITAL STRUCTURE AND PER SHARE DATA

Preferred Stock—Sonic has 3 million shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2004 and 2003.

Common Stock—Sonic has two classes of common stock. Sonic has authorized 100.0 million shares of Class A common stock at a par value of $0.01 per share. Class A common stock entitles its holder to one vote per share. There were 29,192,549 and 29,631,703 shares outstanding at December 31, 2003 and 2004, respectively. Sonic has also authorized 30 million shares of Class B common stock at a par value of $.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic’s charter.

Restricted Stock—In the fourth quarter of 2004, 160,000 shares of Sonic Class A restricted stock were awarded to certain Executive Officers. The restrictions on these shares expire in August 2007. Holders of these shares have voting rights and receive dividends prior to the time the restrictions lapse if, and to the extent, dividends are paid on Sonic’s common stock. Compensation expense for the issuance of these restricted shares was $0.2 million in 2004.

Share Repurchases—Sonic’s Board of Directors has authorized Sonic to expend up to $185.0 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 2004, Sonic had repurchased a total of 10,347,865 shares of Class A common stock at an average price per share of approximately $14.69 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2004, Sonic had $32.8 million remaining under the Board’s authorization.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data—The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants and the Convertibles (see Notes 1 and 6). The following table illustrates the dilutive effect of such items on earnings per share:

	For the Year Ended December 31, 2004
		Income From Continuing Operations		Loss From Discontinued Operations		Cumulative Effect of Change in Accounting Principle		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings Per Share	41,375	$95,711	$2.31	$(9,640)	$(0.23)	$—	$—	$86,071	$2.08
Effect of Dilutive Securities:
Contingently Convertible Debt	2,776	4,457		114				4,571
Stock Compensation Plans	1,066

Diluted Earnings Per Share	45,217	$100,168	$2.22	$(9,526)	$(0.22)	$—	$—	$90,642	$2.00

	For the Year Ended December 31, 2003
		Income From Continuing Operations		Loss From Discontinued Operations		Cumulative Effect of Change in Accounting Principle		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings Per Share	40,920	$87,305	$2.13	$(10,126)	$(0.24)	$(5,619)	$(0.14)	$71,560	$1.75
Effect of Dilutive Securities:
Contingently Convertible Debt	2,776	4,722		126				4,848
Stock Compensation Plans	1,500
Warrants	1

Diluted Earnings Per Share	45,197	$92,027	$2.04	$(10,000)	$(0.23)	$(5,619)	$(0.12)	$76,408	$1.69

	For the Year Ended December 31, 2002
		Income From Continuing Operations		Loss From Discontinued Operations		Cumulative Effect of Change in Accounting Principle		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings Per Share	41,728	$109,630	$2.63	$(3,066)	$(0.08)	$—	$—	$106,564	$2.55
Effect of Dilutive Securities:
Contingently Convertible Debt	1,995	3,116		137				3,253
Stock Compensation Plans	1,428
Warrants	2

Diluted Earnings Per Share	45,153	$112,746	$2.50	$(2,929)	$(0.07)	$—	$—	$109,817	$2.43

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the stock options included in the tables above, options to purchase approximately 2,138,000, 1,167,000 and 1,909,000 shares of Class A common stock were outstanding during the years ended December 31, 2002, 2003 and 2004, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive.

10.	EMPLOYEE BENEFIT PLANS

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. In accordance with the formula in the 401(k) plan agreement, contributions by Sonic to the 401(k) plan were $4.0 million in 2002, $3.8 million in 2003 and $4.1 million in 2004.

Stock Option Plans

Sonic currently has four option plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”), the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (the “Directors’ Plan”), and the FirstAmerica Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”) (collectively, the “Stock Option Plans”).

The 2004 Plan and the 1997 Plan were adopted by the Board of Directors in order to attract and retain key personnel and currently authorizes the issuance of options to purchase 2.0 million and 9.0 million shares of Class A common stock, respectively. Under the 2004 Plan and the 1997 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant.

The Directors’ Plan authorizes options to purchase up to an aggregate of 0.6 million shares of Class A common stock. Under the plan, each outside director will be awarded on or before March 31 of each year an option to purchase 10,000 shares at an exercise price equal to the fair market value of the Class A common stock at the date of the award. Options granted under the Directors’ Plan become exercisable after six months and expire ten years from their date of grant.

A summary of the status of the Stock Option Plans is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
	(shares in thousands)
Outstanding at December 31, 2001	4,848	$2.85—16.51	$10.91
Granted	1,763	16.20—37.50	29.68
Exercised	(794)	2.85—16.51	9.70
Forfeited	(232)	7.25—37.50	18.04

Outstanding at December 31, 2002	5,585	2.85—37.50	16.57
Granted	1,211	14.40—26.36	16.96
Exercised	(937)	2.85—26.92	10.72
Forfeited	(302)	7.94—37.50	24.94

Outstanding at December 31, 2003	5,557	2.85—37.50	17.26
Granted	1,285	18.73—25.05	22.83
Exercised	(1,043)	2.85—16.51	11.80
Forfeited	(564)	7.94—37.50	24.19

Outstanding at December 31, 2004	5,235	6.00—37.50	19.01

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$6.00—$7.25	181	2.9	$6.14	181	$6.14
7.80—11.19	1,055	5.0	9.50	1,055	9.50
12.41—14.50	156	6.9	14.13	111	14.00
15.03—18.73	1,854	6.9	16.08	1,237	15.94
18.88—20.65	151	9.8	20.05	—	0.00
23.42—25.05	919	9.2	23.71	70	25.05
26.36—26.92	289	7.8	27.44	179	28.00
37.50	630	7.4	37.50	420	37.50

	5,235	7.0	$19.01	3,253	$16.89

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under both the ESPP and the Nonqualified ESPP, Sonic issued options exercisable for approximately 932,000 shares in 2002, 1,061,000 shares in 2003, and 1,058,000 shares in 2004. Sonic issued approximately 237,000 shares in 2002, 416,000 shares in 2003 and 208,000 shares to employees in 2004 at a weighted average purchase price of $17.78, $12.50 and $18.95 per share, respectively. The weighted average fair value of shares granted under both the ESPP and the Nonqualified ESPP was $4.92, $7.39 and $9.09 per share in 2002, 2003 and 2004, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The Company leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements generally have fifteen to twenty year terms with one or two five year renewal options and do not contain provisions for contingent rent. The Company also leases certain equipment for use in dealership operations. These equipment lease arrangements generally have three to five year terms with one or two year renewal options. Minimum future lease payments for both facility and equipment leases and sub-leases to be received as required under noncancelable operating leases for both continuing and discontinued operations are as follows:

Year ending December 31,	Future Minimum Lease Payments	Receipts from Future Subleases
	(Dollars in thousands)
2005	$137,621	$(7,829)
2006	137,126	(7,754)
2007	128,459	(7,213)
2008	121,343	(5,924)
2009	104,501	(5,116)
Thereafter	908,940	(39,643)

Total lease expense for continuing operations in 2002, 2003 and 2004 was approximately $68.4 million, $82.8 million and $97.9 million, respectively. Total lease expense for discontinued operations in 2002, 2003 and 2004 was approximately $15.7, $11.5 and $9.6 million, respectively.

Other Matters

In accordance with the terms of Sonic’s operating lease agreements, Sonic’s dealership subsidiaries, acting as lessees, generally agree to indemnify the lessor from certain exposure arising as a result of the use of the leased premises, including environmental exposure and repairs to leased property upon termination of the lease. In addition, Sonic has generally agreed to indemnify the lessor in the event of a breach of the lease by the lessee.

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of December 31, 2004 was approximately $54.7 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the terms of agreements entered into for the sale of Sonic’s dealership franchises, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s estimated maximum exposure associated with these general indemnifications was approximately $46.0 million at December 31, 2004. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

Sonic is involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities.

Several of Sonic’s Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 Texas dealerships are named as defendants in the other action. The three actions allege that since January 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In two of the actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. The Texas Court of Appeals has affirmed the trial court’s order of class certification in the state actions, and the Texas Supreme Court issued an order for the second time in September 2004 stating that it would not hear the merits of the defendant’s appeal on class certification. The federal trial court conditionally certified a class of consumers in the federal antitrust case, but on appeal by the defendant dealerships, the U.S. Court of Appeals for the Fifth Circuit reversed the certification of the plaintiff class in October 2004 and remanded the case back to the federal trial court for further proceedings not inconsistent with the Fifth Circuit’s ruling. The plaintiffs in the federal lawsuit are seeking to have the U.S. Supreme Court hear an appeal of the Fifth Circuit’s ruling that reversed the federal trial court’s class certification order.

If the TADA matters are not settled, Sonic and its dealership subsidiaries intend to vigorously defend themselves and assert available defenses. In addition, Sonic may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters may result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows and prospects.

In addition to the TADA matters described above, Sonic is involved in numerous other legal proceedings arising out of the conduct of Sonic’s business. Sonic’s management does not believe that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects. However, the results of these legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these legal proceedings could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows and prospects. Included in other accrued liabilities at December 31, 2003 and 2004 are $0.4 million and $2.9 million, respectively, in reserves that the Company has provided for these matters.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes Sonic’s results of operations as presented in the consolidated statements of income by quarter for 2003 and 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Year Ended December 31, 2003:
Total revenues	$1,560,957	$1,806,432	$1,880,739	$1,701,525
Gross profit	$249,657	$273,720	$282,098	$259,174
Income before cumulative effect of change in accounting principle	$17,304	$28,516	$17,541	$13,818
Net income	$11,685	$28,516	$17,541	$13,818
Earnings per share—Basic	$0.28	$0.70	$0.43	$0.34
Earnings per share—Diluted	$0.29	$0.66	$0.41	$0.33
Year Ended December 31, 2004:
Total revenues	$1,678,101	$1,857,538	$1,966,667	$1,892,631
Gross profit	$265,064	$288,027	$294,438	$289,651
Net income	$22,185	$29,992	$19,281	$14,613
Earnings per share—Basic	$0.53	$0.72	$0.47	$0.35
Earnings per share—Diluted	$0.51	$0.69	$0.45	$0.35

(1)	Operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Parts and service demand remains more stable throughout the year.
(2)	The sum of diluted net income per share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.
(3)	Amounts presented differ from amounts previously reported on Form 10-Q due to the classification of certain franchises in discontinued and continuing operations in accordance with SFAS No. 144 and the dilutive impact of the 5.25% Convertible Senior Subordinated Notes in accordance with EITF Issue No. 40-8 which was adopted during the fourth quarter of 2004.