Form 10-Q
period 2005-03-31
SONIC AUTOMOTIVE INC
filed 2005-05-06
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13395

SONIC AUTOMOTIVE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-2010790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6415 Idlewild Road, Suite 109, Charlotte, North Carolina	28212
(Address of principal executive offices)	(Zip Code)

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

As of April 29, 2005, there were 29,655,990 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three-Month Periods Ended March 31,
	2004	2005
Revenues:
New vehicles	$995,123	$1,079,383
Used vehicles	285,657	305,860
Wholesale vehicles	111,096	126,282

Total vehicles	1,391,876	1,511,525
Parts, service and collision repair	242,895	267,415
Finance, insurance and other	43,330	46,536

Total revenues	1,678,101	1,825,476
Cost of sales	1,413,037	1,538,135

Gross profit	265,064	287,341
Selling, general and administrative expenses	210,529	232,125
Depreciation and amortization	3,572	4,082

Operating income	50,963	51,134
Other income / (expense):
Interest expense, floor plan	(5,865)	(9,028)
Interest expense, other, net	(9,702)	(11,130)
Other income, net	28	17

Total other expense	(15,539)	(20,141)

Income from continuing operations before income taxes	35,424	30,993
Provision for income taxes	13,171	11,622

Income from continuing operations	22,253	19,371
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(248)	(3,615)
Income tax benefit	180	1,356

Loss from discontinued operations	(68)	(2,259)

Net income	$22,185	$17,112

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.54	$0.46
Loss per share from discontinued operations	—	(0.05)

Earnings per share	$0.54	$0.41

Weighted average common shares outstanding	41,193	41,748

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.51	$0.45
Loss per share from discontinued operations	—	(0.05)

Earnings per share	$0.51	$0.40

Weighted average common shares outstanding	45,375	45,460

Dividends declared per common share	$0.10	$0.12

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	March 31, 2005 (Unaudited)
ASSETS
Current Assets:
Cash	$9,991	$5,974
Receivables, net	357,403	330,764
Inventories	1,024,342	1,061,865
Assets held for sale	98,530	96,400
Other current assets	101,277	112,104

Total current assets	1,591,543	1,607,107
Property and equipment, net	134,490	139,344
Goodwill, net	1,056,924	1,065,003
Other intangible assets, net	84,777	87,206
Other assets	33,877	35,981

Total assets	$2,901,611	$2,934,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan	$984,549	$985,019
Trade accounts payable	88,616	87,466
Accrued interest	15,421	12,067
Other accrued liabilities	175,510	157,383
Liabilities held for sale	66,309	65,877
Current maturities of long-term debt	2,970	3,016

Total current liabilities	1,333,375	1,310,828
Long-term debt	668,826	707,556
Other long-term liabilities	28,888	31,299
Deferred income taxes	100,835	101,256
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 39,979,567 shares issued and 29,631,703 shares outstanding at December 31, 2004; 40,113,547 shares issued and 29,698,183 shares outstanding at March 31, 2005	397	398
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2004 and March 31, 2005	121	121
Paid-in capital	441,503	443,970
Retained earnings	470,663	482,736
Accumulated other comprehensive loss	(1,228)	(569)
Deferred compensation related to restricted stock	(3,408)	(3,089)
Treasury Stock, at cost (10,347,864 Class A shares held at December 31, 2004 and 10,415,364 Class A shares held at March 31, 2005)	(138,361)	(139,865)

Total stockholders’ equity	769,687	783,702

Total liabilities and stockholders’ equity	$2,901,611	$2,934,641

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

					Deferred Compensation Related to Restricted Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	39,980	$397	12,029	$121	$(3,408)	$441,503	$470,663	$(138,361)	$(1,228)	$769,687
Comprehensive Income:
Net income							17,112			17,112
Change in fair value of interest rate swap, net of tax expense of $421									659	659

Total comprehensive income, net of tax										17,771
Shares issued under stock compensation plans	134	1				2,313				2,314
Restricted stock amortization					319					319
Income tax benefit associated with stock compensation plans						154				154
Dividends declared							(5,039)			(5,039)
Purchases of treasury stock								(1,504)		(1,504)

Balance at March 31, 2005	40,114	$398	12,029	$121	$(3,089)	$443,970	$482,736	$(139,865)	$(569)	$783,702

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,185	$17,112
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,659	4,144
Other amortization	73	70
Debt issue cost amortization	87	100
Debt discount / (premium) amortization, net	182	(28)
Restricted stock amortization	—	319
Equity interest in gains of investee	(164)	(200)
(Gain) / Loss on disposal of assets, including franchises	(708)	672
Income tax benefit associated with stock compensation plans	678	154
Changes in assets and liabilities that relate to operations:
Receivables	(4,452)	26,638
Inventories	(54,006)	(32,408)
Other assets	(12,196)	(5,596)
Notes payable - floor plan	30,781	(4,345)
Trade accounts payable and other liabilities	11,647	(22,147)

Total adjustments	(24,419)	(32,627)

Net cash used in operating activities	(2,234)	(15,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(58,569)	(11,841)
Purchases of property and equipment	(21,338)	(21,737)
Proceeds from sales of property and equipment	15,066	6,074
Proceeds from sales of franchises	30,462	1,735

Net cash used in investing activities	(34,379)	(25,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving credit facilities	588	42,024
Payments on long-term debt	(398)	(564)
Purchases of treasury stock	(4,471)	(1,504)
Issuance of shares under stock compensation plans	2,407	2,314
Dividends paid	(4,120)	(5,003)

Net cash (used in)/provided by financing activities	(5,994)	37,267

NET DECREASE IN CASH	(42,607)	(4,017)
CASH, BEGINNING OF PERIOD	82,082	9,991

CASH, END OF PERIOD	$39,475	$5,974

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $51 for the three months ended March 31, 2004 and net of tax expense of $421 for the three months ended March 31, 2005)	$(80)	$659
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$20,076	$24,982
Cash paid for income taxes	$299	$11,558

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial information for the three months ended March 31, 2005 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2004, which were included in Sonic’s Annual Report on Form 10-K.

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

	(Dollars in thousands except per share amounts)
	Three Months Ended March 31,
	2004	2005
Net income as reported	$22,185	$17,112
Fair value compensation cost, net of tax benefits of $1,148 and $884, for the three months ended March 31, 2004 and 2005, respectively	(1,960)	(1,473)

Pro forma net income	$20,225	$15,639

Basic earnings (loss) per share:
Earnings as reported	$0.54	$0.41
Fair value compensation cost, net of tax benefit	(0.05)	(0.04)

Pro forma earnings per share	$0.49	$0.37

Diluted earnings (loss) per share:
Earnings as reported	$0.51	$0.40
Fair value compensation cost, net of tax benefit	(0.04)	(0.03)

Pro forma earnings per share	$0.47	$0.37

Reclassifications - Loss from operations and the sale of discontinued franchises for the three month period ended March 31, 2004 reflects reclassifications from the prior year presentation to include additional franchises sold and terminated or identified for sale subsequent to March 31, 2004 which had not been previously included in discontinued operations and exclude franchises which had been identified for sale as of March 31, 2004 but which Sonic has decided to retain and operate as of March 31, 2005. In addition, in order to maintain consistency and comparability between periods, certain other amounts in Sonic’s accompanying unaudited condensed consolidated financial statements have been reclassified from previously reported balances to conform to the current period classification. These reclassifications primarily relate to the presentation of assets and liabilities for franchises classified as held for sale and real estate and construction costs expected to be sold in one year in sale-leaseback transactions in the accompanying unaudited condensed consolidated balance sheets.

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123 and supercedes APB 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Tax benefits associated with share-based payments will be recognized as an addition to paid-in capital. Cash retained as a result of these tax benefits will be presented in the statement of cash flows as financing cash inflows. Sonic is currently evaluating the provisions of SFAS No. 123R, which will be effective for the first quarter of 2006, and has not determined the impact on Sonic’s consolidated operating results, financial position and cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions:

The aggregate purchase price for franchises acquired during the first quarter of 2005 totaled approximately $11.8 million in cash, net of cash acquired, and was funded by cash from operations and borrowings under the revolving credit facility. The unaudited condensed consolidated balance sheet as of March 31, 2005 includes preliminary allocations of the purchase price of the acquisition to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following:

•	$1.8 million of net assets relating to dealership operations;

•	$2.3 million of intangible assets representing rights acquired under franchise agreements; and

•	$7.7 million of goodwill, all of which is expected to be tax deductible.

Dispositions:

During the first quarter of 2005, Sonic sold two franchises. These disposals generated cash of $1.7 million and resulted in a net loss of $0.9 million, which is included in discontinued operations in the accompanying unaudited condensed consolidated statement of income for the quarter ended March 31, 2005.

In conjunction with franchise dispositions, Sonic generally agrees to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The additional exposure associated with dispositions in the three month period ended March 31, 2005 related to subleases was $0.9 million. However, Sonic’s maximum exposure associated with general indemnifications increased by $6.3 million as a result of these dispositions. These indemnifications expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the dispositions described above, as of March 31, 2005, Sonic has identified 22 additional franchises that were held for sale. These franchises are generally franchises with unprofitable operations that Sonic expects to dispose of during 2005. The operating results of these franchises are included in discontinued operations in the accompanying unaudited condensed consolidated statements of income. Assets to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in the accompanying unaudited condensed consolidated balance sheets, consist of the following:

	(Dollars in thousands)
	December 31, 2004	March 31, 2005
Inventories	$70,715	$70,703
Property and equipment:
Building and improvements	8,516	7,861
Office equipment and fixtures	3,200	2,954
Parts and service equipment	3,685	3,548
Company vehicles	406	435
Construction in progress	446	435

Total property and equipment, cost	16,253	15,233
Less accumulated depreciation	(2,197)	(2,016)

Total property and equipment, net	14,056	13,217
Goodwill	8,259	6,980
Franchise assets	5,500	5,500

Assets held for sale	$98,530	$96,400

Liabilities to be disposed in connection with these dispositions are comprised entirely of notes payable – floor plan and are classified as liabilities held for sale on the accompanying unaudited condensed consolidated balance sheets. Revenues associated with franchises classified as discontinued operations were $110.4 million for the three month period ended March 31, 2005 and $150.5 million for the three month period ended March 31, 2004. The pre-tax losses (before gains or losses on the sale of disposed franchises) associated with franchises classified as discontinued operations were $3.6 million for the three month period ended March 31, 2005 and $0.2 million for the three month period ended March 31, 2004.

3. INVENTORIES

Inventories consist of the following:

	(Dollars in thousands)
	December 31, 2004	March 31, 2005
New vehicles	$848,197	$860,438
Used vehicles	130,354	150,390
Parts and accessories	53,932	56,171
Other	62,574	65,569

	1,095,057	1,132,568
Less assets held for sale	(70,715)	(70,703)

Inventories	$1,024,342	$1,061,865

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(Dollars in thousands)
	December 31, 2004	March 31, 2005
Land	$6,104	$3,874
Building and improvements	81,720	82,353
Office equipment and fixtures	43,188	44,379
Parts and service equipment	30,793	32,207
Company vehicles	8,715	9,257
Construction in progress	6,340	13,264

Total, at cost	176,860	185,334
Less accumulated depreciation	(42,370)	(45,990)

Property and equipment, net	$134,490	$139,344

In addition to the amounts shown above, Sonic incurred approximately $77.4 million in real estate and construction costs as of December 31, 2004 and $84.5 million as of March 31, 2005 on dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in other current assets on the accompanying unaudited condensed consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the dealership facilities to unaffiliated third parties and enters into long-term operating leases on the dealership facilities. During the first three months of 2005, Sonic sold dealership facilities with a carrying value of $1.9 million in sale-leaseback transactions. Gains and losses from these sale-leaseback transactions were not material.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of franchise agreements and goodwill for the three months ended March 31, 2005 were as follows:

	(Dollars in thousands)
	Franchise Agreements	Goodwill
Balance before assets held for sale classification, December 31, 2004	$86,000	$1,065,184
Amount classified as assets held for sale	(5,500)	(8,260)

Balance, December 31, 2004	80,500	1,056,924

Additions through current year acquisitions	2,300	7,723
Prior year acquisition allocations	200	40
Reductions from sales of franchises	—	(963)

Sub-total, March 31, 2005	83,000	1,063,724
Decrease in amount classified as assets held for sale	—	1,279

Balance, March 31, 2005	$83,000	$1,065,003

Franchise agreements and definite life intangible assets ($4.2 million and $4.3 million at March 31, 2005 and December 31, 2004, respectively) are classified as Other intangible assets, net on the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(Dollars in thousands)
	December 31, 2004	March 31, 2005
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR and maturing October 31, 2006, collateralized by all of Sonic’s assets	$238,633	$280,657
Senior Subordinated Notes bearing interest at 8.625%, maturing August 15, 2013, net of net discount of $3,065 and $3,004, respectively	271,935	271,996
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $2,606 and $2,473, respectively	127,494	127,627
Notes payable to a finance company bearing interest from 10.52% to 9.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit with a commercial bank, including premiums of $6,583 and $6,360, respectively (1)	32,369	31,726
Fair value of variable interest rate swaps	(145)	(2,937)
Other notes payable (primarily equipment notes)	1,510	1,503

	$671,796	$710,572
Less: current maturities	(2,970)	(3,016)

Long-term debt	$668,826	$707,556

(1)	Notes payable were assumed in connection with acquisitions during 2004 and were recorded at fair value using an interest rate of 5.35%.

The indenture governing Sonic’s 8.625% senior subordinated notes limits Sonic’s ability to pay quarterly cash dividends in excess of $0.10 per share. Sonic may only pay quarterly cash dividends in excess of this amount if Sonic complies with Section 1009 of the indenture governing these notes, which was filed as Exhibit 4.4 to the Registration Statement on Form S-4 (Reg. No. 333-109426). The indenture governing Sonic’s convertible senior subordinated notes (the “Convertibles”) does not limit Sonic’s ability to pay dividends. Sonic’s credit agreement permits cash dividends so long as no event of default or unmatured default (as defined in the credit agreement for the Convertibles) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, Sonic remains in compliance with the other terms and conditions of the credit agreement.

Neither of the conversion features on the Convertibles were satisfied during the three months ended March 31, 2005. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of March 31, 2005.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. PER SHARE DATA

The calculation of diluted net income per share considers the potential dilutive effect of Sonic’s contingently convertible debt and stock options under Sonic’s stock compensation plans. The following table illustrates the dilutive effect of such items:

	(Shares in thousands)
	Three Months Ended March 31,
	2004	2005
Basic weighted average number of common shares outstanding	41,193	41,748
Effect of dilutive securities:
Contingently convertible debt	2,776	2,776
Stock compensation plans	1,406	936

Weighted average number of common shares outstanding, including effect of dilutive securities	45,375	45,460

In addition to the stock options included in the table above, options to purchase 1.7 million shares and 1.9 million shares of Class A common stock were outstanding during the three month periods ended March 31, 2004 and 2005, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive. The total amount of stock options outstanding at March 31, 2004 and 2005 were 7.0 million and 6.3 million, respectively.

8. CONTINGENCIES

Legal Proceedings:

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

In addition to the TADA matters described above, Sonic is involved in numerous other legal proceedings arising out of the conduct of Sonic’s business. Sonic’s management does not believe that the ultimate resolution of these legal proceedings will have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects. However, the results of these legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these legal proceedings could have a material adverse effect on Sonic’s business, financial condition, results of operations cash flows and prospects. Included in other accrued liabilities at December 31, 2004 and March 31, 2005 are $2.9 million and $2.5 million, respectively, in reserves that Sonic has provided for these matters.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees:

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of March 31, 2005 was approximately $54.9 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of our franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications was approximately $21.4 million at March 31, 2005. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report for the year ended December 31, 2004 on Form 10-K.

Overview

We are one of the largest automotive retailers in the United States. As of April 29, 2005, we owned dealership subsidiaries that operated 187 dealership franchises, representing 38 different brands of cars and light trucks at 156 locations, and 39 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, warranty, paint and collision repair services, and arrangement of extended service contracts, financing and insurance, vehicle protection products and other aftermarket products (collectively, “F&I”) for our automotive customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The following is a detail of our new vehicle revenues by brand for the three month periods ended March 31, 2004 and 2005:

	Percentage of New Vehicle Revenues Three Months Ended March 31,
	2004	2005
Brand (1)

Honda	13.2%	13.6%
BMW	10.4%	13.0%
Toyota	12.2%	11.6%
Cadillac	13.1%	10.5%
Ford	10.9%	10.4%
General Motors (2)	11.3%	9.9%
Lexus	6.2%	6.2%
Mercedes	3.4%	3.7%
Volvo	3.7%	3.6%
Nissan	2.9%	2.6%
Chrysler (3)	2.7%	2.4%
Hyundai	1.5%	1.6%
Volkswagen	1.6%	1.5%
Audi	1.0%	1.4%
Other Luxury (4)	4.0%	5.6%
Other (5)	1.9%	2.4%

Total	100.0%	100.0%

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income statement data reflects reclassifications from the prior years presentation to (1) exclude additional franchises sold and terminated or identified for sale subsequent to March 31, 2004 which had not been previously included in discontinued operations and (2) include franchises which had been identified for sale as of March 31, 2004, but which we have now decided to retain and operate.
(2)	Includes Buick, Chevrolet, GMC, Oldsmobile, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Acura, Hummer, Infiniti, Jaguar, Land Rover, Maybach, Morgan, Porsche and Saab
(5)	Includes Isuzu, KIA, Lincoln, Mercury, Mini, Mitsubishi, Scion and Subaru

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date they were acquired. Our unaudited condensed consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to March 31, 2005. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

Revenues

New Vehicles:

	For the Three Months Ended		Units or $ Change	% Change
	3/31/2004	3/31/2005
New Vehicle Units
Same Store	33,956	34,471	515	1.5%
Acquisitions	240	1,659	1,419	591.3%

Total as Reported	34,196	36,130	1,934	5.7%

New Vehicle Revenue (in thousands)
Same Store	$985,314	$1,006,674	$21,360	2.2%
Acquisitions	9,809	72,709	62,900	641.2%

Total as Reported	$995,123	$1,079,383	$84,260	8.5%

New Vehicle Unit Price
Same Store	$29,017	$29,204	$187	0.6%

New unit sales at our domestic dealerships decreased by 424 units, or 3.2%, for the quarter ended March 31, 2005 compared to the same period last year, while our import new unit sales increased 939 units, or 4.5%. Industry-wide domestic new unit sales were down 2.7% for the quarter ended March 31, 2005. Import sales in the industry increased 2.8% for the quarter ended March 31, 2005. We expect the retail environment for new vehicles to remain challenging for the remainder of 2005.

Our domestic stores’ unit volume benefited from strong fleet sales in the first quarter of 2005, which increased 549 units, or 19.0%. Excluding fleet units, all of our domestic brands experienced lower new retail unit sales volumes. Our Cadillac and Ford stores had the largest decreases in retail units of our domestic brands, decreasing by 394 units, or 14.9%, and 351 units, or 12.2%, respectively. Our Cadillac and Ford retail sales have been negatively impacted by the highly competitive truck and SUV market and unfavorable economic conditions in the Michigan region (due primarily to manufacturer uncertainties) where we have a high concentration of Cadillac stores.

All three of our high volume import brands, Honda, Toyota and BMW, experienced unit sales increases at our stores. Specific increases at our stores include: Honda increased 294 units, or 4.7%; Toyota increased 328 units, or 6.3%; and BMW increased 236 units, or 8.9%. Our import brand stores which experienced volume decreases were VW (down 133 units, or 16.1%), Lexus (down 23 units, or 1.9%) and Nissan (down 31 units, or 3.2%).

Our top performing regions for the quarter ended March 31, 2005 were North Los Angeles (up 284 units, or 14.4%), Oklahoma (up 334 units, or 22.6%) and the South Bay of San Francisco (up 222 units, or 8.8%). Heavy concentrations of import and luxury brand dealerships in North Los Angeles contributed to the increase in that region. The increase in the Oklahoma region can be attributed to improved management and a stabilization of our sales teams. New facilities and improved economic conditions contributed to the increase in the South Bay region. Our Michigan, South Los Angeles and San Diego regions showed the largest declines for the quarter ended March 31, 2005 (down 268 units, or 26.0%, 143 units, or 11.8%, and 81 units, or 7.1%, respectively). Our Michigan, South Los Angeles and San Diego regions are underperforming primarily due to the poor performance of domestic brands in these markets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our domestic dealerships had an average unit price decrease of 2.2% for the quarter ended March 31, 2005. Our GM and Ford stores had unit price decreases of 2.1% and 0.9%, respectively. These price decreases can be attributed to an overly competitive market due to an oversupply of these brands. Our Cadillac stores had an average price per unit increase of $592 or 1.3%, which was attributed to price increases of two models in particular. Import dealerships had an average price per unit increase of 2.6%. Our Honda, BMW and Lexus dealerships experienced increases in new unit sales price for the quarter ended March 31, 2005 as compared to the same period last year (increased 6.4%, 3.1% and 2.6%, respectively). The price increases were primarily due to the change in sales mix for the quarter compared to the same quarter in 2004. Specifically, Honda had a greater percentage of sales coming from trucks and vans.

Used Vehicles:

	For the Three Months Ended		Units or $ Change	% Change
	3/31/2004	3/31/2005
Used Vehicle Units
Same Store	16,950	16,477	(473)	(2.8)%
Acquisitions	86	857	771	896.5%

Total as Reported	17,036	17,334	298	1.7%

Used Vehicle Revenue (in thousands)
Same Store	$283,349	$281,921	$(1,428)	(0.5)%
Acquisitions	2,308	23,939	21,631	937.2%

Total as Reported	$285,657	$305,860	$20,203	7.1%

Used Vehicle Unit Price
Same Store	$16,717	$17,110	$393	2.4%

Used vehicle unit sales decreased primarily due to activity at our domestic stores which were down 582 units, or 7.3%, for the quarter ended March 31, 2005. Our Oklahoma region experienced a significant increase in both units (up 215 units, or 17.9%) and revenues (up $3.8 million, or 25.0%) despite a large concentration of domestic brands due to improved management and a stabilization of our sales teams. We expect the retail environment for used vehicles to remain challenging to the extent new vehicle incentives remain high. The increase in the average price per unit of 2.4% was attributable to an increase in certified pre-owned (“CPO”) sales as a percentage of total used vehicle sales. CPO sales as a percentage of total used vehicle sales increased from 43.9% in the first quarter of 2004 to 47.1% in the first quarter of 2005.

Wholesale Vehicles:

	For the Three Months Ended		Units or $ Change	% Change
	3/31/2004	3/31/2005
Wholesale Vehicle Units
Same Store	13,350	13,022	(328)	(2.5)%
Acquisitions	567	1,242	675	119.0%

Total as Reported	13,917	14,264	347	2.5%

Wholesale Vehicle Revenue (in thousands)
Same Store	$103,752	$108,440	$4,688	4.5%
Acquisitions	7,344	17,842	10,498	142.9%

Total as Reported	$111,096	$126,282	$15,186	13.7%

Wholesale Unit Price
Same Store	$7,772	$8,327	$555	7.1%

Higher revenues realized in the first quarter of 2005 were driven by higher unit sales prices. Favorable wholesale pricing increases followed the increases experienced in used retail sales and were consistent with the industry.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Parts, Service and Collision Repair (“Fixed Operations”):

	For the Three Months Ended		$ Change	% Change
	3/31/2004	3/31/2005
Fixed Operations Revenue (in thousands)
Same Store	$241,373	$243,555	$2,182	0.9%
Acquisitions	1,522	23,860	22,338	1467.7%

Total as Reported	$242,895	$267,415	$24,520	10.1%

For the quarter ended March 31, 2005, both parts and service revenue increased over the same period last year and collision repair revenues decreased. A large decrease in wholesale parts revenue was offset by increases in warranty parts and service revenues for the three month period ended March 31, 2005. The wholesale parts decrease ($1.6 million) was mainly the result of our Ford dealerships decline of $1.1 million. Our Ford wholesale parts revenues have continued to decrease during 2005 due primarily to the decision to exit the wholesale parts business in Houston. We expect our wholesale parts revenues will continue to decrease in the future. The overall warranty increase was attributable to our BMW dealerships.

Finance, Insurance and Other:

	For the Three Months Ended		$ Change	% Change
	3/31/2004	3/31/2005
Finance, Insurance and Other Revenue (in thousands)
Same Store	$42,225	$43,367	$1,142	2.7%
Acquisitions	1,105	3,169	2,064	186.8%

Total as Reported	$43,330	$46,536	$3,206	7.4%

Total F&I per Unit
Same Store, Excluding
Fleet Units	$883	$917	$34	3.9%

An overall sales volume increase in new vehicles was responsible for a majority of the increase in finance and insurance revenues for the quarter ended March 31, 2005 as compared to the same period last year. Also contributing to the overall increase was an increase in the sale of other aftermarket products as a result of a more managed approach with an emphasis on the balanced sale of a broader offering of these products.

Gross Profit and Gross Margins

Overall same store gross profit as a percentage of revenues (“gross margin”) decreased from 15.8% to 15.7% for the quarter ended March 31, 2005 compared to the same period last year. For the quarter ended March 31, 2005, the new vehicle gross margin decreased 30 bps, which was offset by increases in the used vehicle gross margin (20 bps) and the Fixed Operations gross margin (10 bps). We expect new vehicle margin pressure to continue to the extent that production outpaces consumer demand. Revenue mix also contributed to the decline in overall gross margin for the quarter ended March 31, 2005. As a percentage of revenues, F&I revenues increased by 10 bps. Increases in new vehicle revenue as a percentage of total revenues (30 bps) were offset by decreases in the higher margin yielding used vehicle and Fixed Operations revenues (40 bps and 10 bps, respectively) for the quarter ended March 31, 2005.

Selling, General and Administrative Expenses (“SG&A”)

Of the reported SG&A expense increase of $21.6 million, acquisitions accounted for $16.1 million, or 74.3%, of the increase, while same store dealerships contributed $5.5 million, or 25.7%. Hail damage in two of our southeast markets accounted for $1.2 million of the same store increase. Same store advertising spending increased $1.7 million due to a focused strategy to increase advertising expenditures for certain brands in specific markets. Same store rent expense increased $1.4 million due to variable rate leases and facility improvements over the past year. Other same store expenses increased $1.5 million, or 40 bps, year over year. Higher service loaner expenses, credit card fees, delivery expense and bad debt expenses all contributed to the other expense increase. As a percentage of reported gross profits, reported SG&A expenses increased 140 bps to 80.8% in the first quarter of 2005. Excluding the $1.2 million in hail damage, reported SG&A as a percentage of reported gross profit increased 100 bps to 80.4%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and Amortization

Depreciation and amortization expense increased by $0.5 million, or 14.3%, for the three month period ended March 31, 2005. This increase was due to acquisitions, the completion of leasehold improvement projects and other general capital expenditures.

Interest Expense, Floor Plan

The weighted average floor plan interest rate incurred by continuing dealerships was 3.77% for the quarter ended March 31, 2005, compared to 2.58% for the quarter ended March 31, 2004, which increased interest expense by approximately $2.6 million. The average notes payable-floor plan balance from continuing dealerships increased to $972.1 million during the first quarter of 2005 from $914.0 million during the first quarter of 2004, resulting in increased interest expense of approximately $0.5 million.

Our floor plan interest expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. During the quarter ended March 31, 2005, the amounts we recognized from floor plan interest expense exceeded our floor plan interest assistance by approximately $0.4 million. In the quarter ended March 31, 2004, floor plan assistance exceeded floor plan interest expense by approximately $3.1 million.

Interest Expense, Other

Changes in interest expense, other in the first quarter of 2005 compared to the first quarter of 2004 are summarized in the table below:

For the Three Months Ended March 31, 2005
Increase/(decrease) (in millions)
Interest rates –
• Increase in the average interest rate on the Revolving Credit Facility from 3.91% to 5.31%	$0.8

Debt balances –
• Higher average balance on the Revolving Credit Facility	0.1
• Assumption of Notes Payable to a Finance Company	0.4

Other factors –
• Decrease in capitalized interest	0.2
• Incremental interest savings related to floating to fixed interest rate swaps	(1.1)
• Incremental interest expense related to fixed to floating interest rate swaps	0.9
• Increase in other expense, net	0.1

$1.4

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Floor Plan Facilities

The weighted average interest rate for our floor plan facilities was 3.77% and 2.58% for the three months ended March 31, 2005 and 2004, respectively. In the first quarter of 2005, we received approximately $9.2 million in manufacturer assistance, which was approximately $0.6 million less than the amount we paid for floor plan interest. This resulted in an effective borrowing rate under our floor plan facilities of approximately 0.2%. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of March 31, 2005.

Long-Term Debt and Credit Facilities

The Revolving Credit Facility: At March 31, 2005, our Revolving Credit Facility had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $587.7 million at March 31, 2005). The amount available to be borrowed under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At March 31, 2005, we had $55.5 million in letters of credit outstanding and $213.9 million of borrowing availability.

Notes Payable to a Finance Company: Three notes payable totaling $26.6 million in aggregate principal were assumed with the purchase of franchises during 2004 (the “Assumed Notes”). The Assumed Notes bear interest rates from 10.52% to 9.52% (with a weighted average of 10.19%), have a combined monthly principal and interest payment of $0.3 million and are collateralized by letters of credit with a commercial bank. We recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption.

At March 31, 2005, the outstanding balance and availability on our long-term debt and credit facilities were as follows (in thousands):

	Interest Rate (1)		Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures October 2006)	LIBOR + 2.55%		$280,657	$213,870
Senior Subordinated Notes (mature August 2013)	8.625%		$271,996	$—
Convertible Senior Subordinated Notes (mature May 2009) (2)	5.25%		$127,627	$—
Mortgage Facility:
Construction Loan (matures December 2007)	LIBOR + 2.25%		$—	$50,000	(3)
Permanent Loan (matures December 2012)	LIBOR + 2.00%		$—	$100,000	(3)
Notes Payable to a Finance Company (mature
November 2015 through September 2016)	10.19	%(4)	$31,726	$—

(1)	Six-month LIBOR was 3.4% at March 31, 2005.
(2)	Notes were not convertible at any time during the three months ended March 31, 2005.
(3)	Total combined borrowings under the Construction and Permanent Loans are limited to $100,000. We do not currently intend to borrow on the Construction and Permanent Loans in the future.
(4)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of March 31, 2005.

Dealership Acquisitions and Dispositions

In the first three months of 2005, we acquired franchises for an aggregate purchase price of $11.8 million in cash, net of cash acquired, using cash from operations and borrowings under the Revolving Credit Facility. During the first three months of 2005, we completed two franchise dispositions. These disposals generated cash of $1.7 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, dealership facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting operating leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. During the first three months of 2005, we sold $1.9 million in dealership facilities in sale-leaseback transactions.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first three months of 2005 were approximately $21.7 million, of which approximately $12.7 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealership facilities and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the first three months of 2005 expected to be sold within a year in sale-leaseback transactions or sold in 2005 were $15.7 million. We do not expect any significant gains or losses from these sales. As of March 31, 2005, commitments for facilities construction projects totaled approximately $17.1 million. We expect $14.4 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

As of March 31, 2005, our Board of Directors authorized us to expend up to $185.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first three months of 2005, we repurchased 67,500 shares for approximately $1.5 million, which was offset by proceeds received from the exercise of stock options under stock compensation plans of $2.3 million. As of April 29, 2005, we had $29.9 million remaining to repurchase shares under our Board authorization.

Dividends

Our Board of Directors approved a quarterly cash dividend of $0.12 per share for shareholders of record on March 15, 2005, which was paid on April 15, 2005. Our Board of Directors has also approved a quarterly cash dividend of $0.12 per share for stockholders of record on June 15, 2005, which will be paid on July 15, 2005.

Cash Flows

For the three months ended March 31, 2005, net cash used in operating activities was approximately $15.5 million which was driven primarily by net income adjusted primarily for non-cash items such as depreciation, and changes in working capital accounts (primarily due to an increase in used vehicle inventories which are not financed under notes payable – floor plan), and, to a lesser extent, amortization and losses on disposals of assets. Cash used in investing activities for the first quarter of 2005 was $25.8 million, which consisted mostly of capital expenditures on property and equipment and dealership acquisitions, offset somewhat by proceeds received from dealership dispositions and sale-leaseback transactions. Net cash provided by financing activities was $37.3 million, made up mostly of borrowings under the Revolving Credit Facility of $42.0 million and issuances of stock under our stock compensation plans of $2.3 million, which was offset by the payment of dividends of $5.0 million, purchases of treasury stock of $1.5 million and the payment of long-term debt of $0.6 million.

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

In connection with franchise dispositions, certain of our dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of March 31, 2005 was approximately $54.9 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, we have obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of our franchises, we generally agree to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, we estimate our maximum exposure associated with these general indemnifications was approximately $21.4 million at March 31, 2005. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

We expect the maximum exposure of these various guarantees to continue to fluctuate as indemnification periods lapse and we dispose of additional franchises.

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

Seasonality

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue, operating profits and cash flows than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in new vehicle demand. Parts and service demand remains more stable throughout the year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate notes payable–floor plan, Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.4 billion at March 31, 2005. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $3.1 million in the first three months of 2005. Of the total change in interest expense, approximately $2.1 million in the first three months of 2005 would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the three months ended March 31, 2005, the amounts we paid for floor plan interest for both our continuing and discontinued operations exceeded manufacturer floor plan assistance received by approximately $0.6 million. The effective rate incurred was 0.2%. During the three month period ended March 31, 2004, amounts we received from manufacturer floor plan assistance exceeded our floor plan expense by approximately $3.2 million. As a result, the effective rate incurred under our floor plan financing arrangements was reduced to 0% after considering these incentives. A change of 100 basis points in the underlying interest rate would have caused estimated changes in floor plan assistance of approximately $1.8 million in the first three months of 2005.

In addition to our variable rate debt, approximately one-half of our dealership facility lease agreements’ monthly lease payments fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low. A one percent change in LIBOR would change our annual rent expense by approximately $1.4 million.

In order to reduce our exposure to market risks from fluctuations in interest rates, we have one interest rate swap agreement (the “Fixed Swap”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Fixed Swap agreement will mature June 6, 2006 and has a notional principal of $100.0 million. Under the terms of the Fixed Swap, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%.

We also have five separate interest rate swaps with a total notional amount of $150.0 million (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the six month LIBOR (in arrears) plus a spread ranging from 3.50% to 3.84% with a weighted average spread of 3.64%. The Variable Swaps expire on August 15, 2013.

Foreign Currency Risk

Similar to other automotive retailers, we purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase our inventories in U.S. Dollars, our business is subject to foreign exchange rate risk, which may influence automobile manufacturers’ ability to provide their products at competitive prices in the United States. To the extent this volatility negatively impacts consumer demand through higher retail prices for our products, this volatility could adversely affect our future operating results.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the fiscal quarter ended March 31, 2005.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(Amounts in Thousands, Except Per Share Amounts)
January 2005	—	$—	—	$32,838
February 2005	—	—	—	32,838
March 2005	68	22.29	68	31,334

Total	68	$22.29	68	$31,334

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000

Total	$185,000

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a)	Exhibits:

Exhibit No.	Description
31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Exhibit 99.1 of this Form 10-Q and elsewhere in this report, as well as:

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

SONIC AUTOMOTIVE, INC.

Date: May 6, 2005	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: May 6, 2005	By:	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)