Form 10-Q
period 2005-06-30
SONIC AUTOMOTIVE INC
filed 2005-08-03
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were 28,176,101 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

IND EX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
New vehicles	$1,107,538	$1,269,568	$2,074,670	$2,329,246
Used vehicles	282,131	313,940	554,822	608,702
Wholesale vehicles	122,427	143,275	230,026	266,594

Total vehicles	1,512,096	1,726,783	2,859,518	3,204,542
Parts, service and collision repair	245,251	274,489	479,418	533,664
Finance, insurance and other	46,720	50,370	88,422	95,544

Total revenues	1,804,067	2,051,642	3,427,358	3,833,750
Cost of sales	1,524,908	1,743,143	2,892,234	3,245,291

Gross profit	279,159	308,499	535,124	588,459
Selling, general and administrative expenses	210,400	236,952	413,481	461,931
Depreciation and amortization	4,036	4,268	7,527	8,264

Operating income	64,723	67,279	114,116	118,264
Other income / (expense):
Interest expense, floor plan	(6,269)	(10,100)	(11,906)	(18,815)
Interest expense, other, net	(10,362)	(11,321)	(19,942)	(22,451)
Other income / (expense), net	(32)	13	(3)	30

Total other expense	(16,663)	(21,408)	(31,851)	(41,236)

Income from continuing operations before income taxes	48,060	45,871	82,265	77,028
Provision for income taxes	17,433	17,202	30,071	28,886

Income from continuing operations	30,627	28,669	52,194	48,142
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(1,004)	(2,663)	(32)	(6,442)
Income tax benefit	369	998	16	2,416

Loss from discontinued operations	(635)	(1,665)	(16)	(4,026)

Net income	$29,992	$27,004	$52,178	$44,116

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.74	$0.69	$1.26	$1.15
Loss per share from discontinued operations	(0.02)	(0.04)	—	(0.09)

Earnings per share	$0.72	$0.65	$1.26	$1.06

Weighted average common shares outstanding	41,440	41,731	41,317	41,739

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.70	$0.66	$1.20	$1.11
Loss per share from discontinued operations	(0.01)	(0.04)	—	(0.09)

Earnings per share	$0.69	$0.62	$1.20	$1.02

Weighted average common shares outstanding	45,333	45,421	45,354	45,440

Dividends declared per common share	$0.10	$0.12	$0.20	$0.24

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	June 30, 2005 (Unaudited)
ASSETS
Current Assets:
Cash	$9,991	$8,278
Receivables, net	357,403	371,640
Inventories	1,024,342	1,037,821
Assets held for sale	98,530	116,156
Other current assets	101,277	113,263

Total current assets	1,591,543	1,647,158
Property and equipment, net	134,490	140,438
Goodwill, net	1,056,924	1,094,166
Other intangible assets, net	84,777	89,336
Other assets	33,877	39,206

Total assets	$2,901,611	$3,010,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan	$984,549	$962,395
Trade accounts payable	88,616	86,400
Accrued interest	15,421	16,232
Other accrued liabilities	175,510	181,211
Liabilities associated with assets held for sale	66,309	77,141
Current maturities of long-term debt	2,970	2,961

Total current liabilities	1,333,375	1,326,340
Long-term debt	668,826	749,259
Other long-term liabilities	28,888	27,367
Deferred income taxes	100,835	101,331
Commitments and contingencies
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 39,979,567 shares issued and 29,631,703 shares outstanding at December 31, 2004; 40,327,853 shares issued and 29,742,489 shares outstanding at June 30, 2005	397	401
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2004 and June 30, 2005	121	121
Paid-in capital	441,503	447,778
Retained earnings	470,663	504,703
Accumulated other comprehensive loss	(1,228)	(452)
Deferred compensation related to restricted stock	(3,408)	(3,248)
Treasury Stock, at cost (10,347,864 Class A shares held at December 31, 2004 and 10,585,364 Class A shares held at June 30, 2005)	(138,361)	(143,296)

Total stockholders’ equity	769,687	806,007

Total liabilities and stockholders’ equity	$2,901,611	$3,010,304

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Deferred Compensation Related to Restricted Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	39,980	$397	12,029	$121	$(3,408)	$441,503	$470,663	$(138,361)	$(1,228)	$769,687
Comprehensive Income:
Net income							44,116			44,116
Change in fair value of interest rate swap, net of tax expense of $496									776	776

Total comprehensive income, net of tax										44,892
Shares issued under stock compensation plans	348	4			(548)	5,703				5,159
Restricted stock amortization					708					708
Income tax benefit associated with stock compensation plans						572				572
Dividends declared							(10,076)			(10,076)
Purchases of treasury stock								(4,935)		(4,935)

Balance at June 30, 2005	40,328	$401	12,029	$121	$(3,248)	$447,778	$504,703	$(143,296)	$(452)	$806,007

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,178	$44,116
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization of property and equipment	8,041	8,621
Debt issue cost amortization	183	199
Debt discount / (premium) amortization, net	280	(51)
Restricted stock amortization	—	708
Equity interest in earnings of investee	(327)	(474)
(Gain) / Loss on disposal of assets, including franchises	(469)	2,223
Income tax benefit associated with stock compensation plans	4,051	572
Changes in assets and liabilities that relate to operations:
Receivables	(44,857)	(12,108)
Inventories	(66,672)	(4,503)
Other assets	(26,340)	(8,355)
Notes payable - floor plan	61,163	(34,284)
Trade accounts payable and other liabilities	38,817	1,999

Total adjustments	(26,130)	(45,453)

Net cash provided by / (used in) operating activities	26,048	(1,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(101,075)	(52,314)
Purchases of property and equipment	(46,603)	(37,082)
Proceeds from sales of property and equipment	21,190	12,822
Proceeds from sales of franchises	30,492	6,452

Net cash used in investing activities	(95,996)	(70,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving credit facilities	608	80,357
Proceeds from long-term debt	163	159
Payments on long-term debt	(1,074)	(977)
Purchases of treasury stock	(15,356)	(4,935)
Issuance of shares under stock compensation plans	11,802	5,159
Dividends paid	(8,277)	(10,017)

Net cash (used in)/provided by financing activities	(12,134)	69,746

NET DECREASE IN CASH	(82,082)	(1,713)
CASH, BEGINNING OF PERIOD	82,082	9,991

CASH, END OF PERIOD	$—	$8,278

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in accrual for purchases of property and equipment	$(782)	$(765)
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Restricted stock issuance	$—	$548
Long-term debt assumed in purchase of businesses, including premium of $7,254	$33,824	$—
Change in fair value of cash flow hedging instruments (net of tax expense of $1,296 and $496 for the six months ended June 30, 2004 and 2005, respectively)	$2,027	$776
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$30,632	$44,364
Cash paid for income taxes	$4,959	$14,358

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial information for the three and six months ended June 30, 2005 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2004, which were included in Sonic’s Annual Report on Form 10-K.

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

	(Dollars in thousands except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income as reported	$29,992	$27,004	$52,178	$44,116
Fair value compensation cost, net of tax benefits of $1,284 and $956, for the three months ended June 30, 2004 and 2005, respectively, and $2,431 and $1,840 for the six months ended June 30, 2004 and 2005, respectively	(2,252)	(1,593)	(4,213)	(3,066)

Pro forma net income	$27,740	$25,411	$47,965	$41,050

Basic earnings per share:
Earnings as reported	$0.72	$0.65	$1.26	$1.06
Fair value compensation cost, net of tax benefit	(0.05)	(0.04)	(0.10)	(0.08)

Pro forma earnings per share	$0.67	$0.61	$1.16	$0.98

Diluted earnings per share:
Earnings as reported	$0.69	$0.62	$1.20	$1.02
Fair value compensation cost, net of tax benefit	(0.05)	(0.03)	(0.09)	(0.07)

Pro forma earnings per share	$0.64	$0.59	$1.11	$0.95

Reclassifications - Loss from operations and the sale of discontinued franchises for the three and six month periods ended June 30, 2004 reflects reclassifications from the prior year presentation to include additional franchises sold and terminated or identified for sale subsequent to June 30, 2004 which had not been previously included in discontinued operations and excludes franchises which had been identified for sale as of June 30, 2004 but which Sonic has decided to retain and operate as of June 30, 2005. In addition, in order to maintain consistency and comparability between periods, certain other amounts in Sonic’s accompanying unaudited condensed consolidated financial statements have been reclassified from previously reported balances to conform to the current period classification. These reclassifications primarily relate to the presentation of assets and liabilities for franchises classified as held for sale and real estate and construction costs expected to be sold in one year in sale-leaseback transactions in the accompanying unaudited condensed consolidated balance sheets.

        Derivative Instruments and Hedging Activities - In the second quarter of 2005, Sonic canceled all interest rate swaps which pay a floating rate, receive a fixed rate and were designated and qualified as fair value hedges of Sonic’s Senior Subordinated 8.625% Notes (collectively, the “Cancelled Variable Swaps”). The Cancelled Variable Swaps had a collective notional value of $150.0 million, received a fixed rate of 8.625%, paid a variable rate equal to the six month LIBOR rate in arrears (as determined on February 15 and August 15 of each year) plus a spread ranging from 3.50% to 3.84% (with a weighted average spread of 3.64%) and would have expired on August 15, 2013. The Cancelled Variable Swaps had a collective mark-to-market liability of $0.4 million at

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cancellation which has been classified as long-term debt and will be amortized over the remaining life of the Senior Subordinated 8.625% Notes. In connection with this cancellation, Sonic entered into five separate new interest rate swaps with identical terms to the Cancelled Variable Swaps except that Sonic pays a variable rate equal to the six month LIBOR rate which will be fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% (with a weighted average spread of 3.83%) (collectively, the “New Variable Swaps”). The New Variable Swaps have been designated and qualify as fair value hedges and, as a result, changes in the fair value of the New Variable Swaps of $1.2 million have been recorded against the associated fixed rate long-term debt with offsetting amounts of $1.2 million recorded as a derivative asset within other assets as of June 30, 2005.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123 and supercedes APB 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Tax benefits associated with share-based payments will be recognized as an addition to paid-in capital. Cash retained as a result of these tax benefits will be presented in the statement of cash flows as financing cash inflows. Sonic is currently evaluating the provisions of SFAS No. 123R, which will be effective for the first quarter of 2006, and has not determined the impact on Sonic’s consolidated operating results, financial position and cash flows.

In July 2005, the FASB staff issued a draft of proposed FASB Staff Position (“FSP”) FAS 13-b, Accounting for Rental Costs Incurred during a Construction Period, for comments. As drafted, FSP FAS 13-b would require companies to expense real estate rental costs under operating leases during periods of construction beginning with periods commencing after September 15, 2005 with no requirement for retroactive application. Sonic is currently evaluating the draft provisions of FSP FAS 13-b and has not determined the impact on Sonic’s consolidated operating results, financial position and cash flows if FSP FAS 13-b is finalized.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions:

The aggregate purchase price for franchises acquired during the first six months of 2005 totaled approximately $52.3 million in cash, net of cash acquired, and was funded by cash from operations and borrowings under the revolving credit facility. The unaudited condensed consolidated balance sheet as of June 30, 2005 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following:

•	$3.0 million of net assets relating to dealership operations;

•	$0.9 million of liabilities assumed from prior owners;

•	$7.4 million of intangible assets representing rights acquired under franchise agreements; and

•	$42.8 million of goodwill, all of which is expected to be tax deductible.

Dispositions:

During the first six months of 2005, Sonic sold ten franchises. These disposals generated cash of $6.5 million and resulted in a net loss of $1.0 million, which is included in discontinued operations in the accompanying unaudited condensed consolidated statement of income for the six months ended June 30, 2005.

In conjunction with franchise dispositions, Sonic generally agrees to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The additional exposure associated with dispositions in the six month period ended June 30, 2005 related to subleases was $10.4 million. Sonic’s maximum exposure associated with general indemnifications increased by $9.4 million as a result of these dispositions. These indemnifications generally expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the dispositions described above, as of June 30, 2005, Sonic has identified 26 additional franchises that were held for sale. These franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. These franchises are expected to be sold within one year from June 30, 2005. The operating results of these franchises are included in discontinued operations in the accompanying unaudited condensed consolidated statements of income. Assets to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in the accompanying unaudited condensed consolidated balance sheets, consist of the following:

	(Dollars in thousands)
	December 31, 2004	June 30, 2005
Inventories	$70,715	$83,085
Property and equipment, net	14,056	13,615
Goodwill	8,259	12,456
Franchise assets	5,500	7,000

Assets held for sale	$98,530	$116,156

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on the accompanying unaudited condensed consolidated balance sheets. Revenues associated with franchises classified as discontinued operations were $135.6 million and $173.3 million for the three month periods ended June 30, 2005 and 2004, respectively, and $289.4 million and $378.6 million for the six month periods ended June 30, 2005 and 2004, respectively. The pre-tax losses (before gains or losses on the sale of disposed franchises) associated with franchises classified as discontinued operations were $2.6 million and $1.0 million for the three month periods ended June 30, 2005 and 2004, respectively, and $5.4 million and $0.7 million for the six month periods ended June 30, 2005 and 2004, respectively.

3. INVENTORIES

Inventories consist of the following:

	(Dollars in thousands)
	December 31, 2004	June 30, 2005
New vehicles	$848,197	$836,179
Used vehicles	130,354	157,882
Parts and accessories	53,932	57,213
Other	62,574	69,632

	$1,095,057	$1,120,906
Less inventories classified as assets held for sale	(70,715)	(83,085)

Inventories	$1,024,342	$1,037,821

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2004	June 30, 2005
Land	$32,414	$27,691
Building and improvements	90,236	89,447
Office equipment and fixtures	46,389	48,532
Parts and service equipment	34,478	36,435
Company vehicles	9,122	9,889
Construction in progress	57,759	78,866

Total, at cost	270,398	290,860
Less accumulated depreciation	(44,567)	(50,972)

Subtotal	225,831	239,888
Less assets held for sale	(14,056)	(13,615)
Less other current assets - construction in progress held for sale	(77,285)	(85,835)

Property and equipment, net	$134,490	$140,438

Amounts classified as other current assets – construction in progress held for sale represent dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Accordingly, these costs are included in other current assets on the accompanying unaudited condensed consolidated balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the dealership facilities to unaffiliated third parties and enters into long-term operating leases on the dealership facilities. During the first six months of 2005, Sonic sold dealership facilities with a carrying value of $1.9 million in sale-leaseback transactions. Gains and losses from these sale-leaseback transactions were not material.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of franchise agreements and goodwill for the six months ended June 30, 2005 were as follows:

	(Dollars in thousands)
	Franchise Agreements	Goodwill
Balance before assets held for sale classification, December 31, 2004	$86,000	$1,065,184
Amount classified as assets held for sale	(5,500)	(8,260)

Balance, December 31, 2004	80,500	1,056,924

Additions through current year acquisitions	7,400	42,842
Reductions from sales of franchises	(1,400)	(1,539)
Prior acquisition allocations	200	135

Sub-total, June 30, 2005	86,700	1,098,362
Increase in amount classified as assets held for sale	(1,500)	(4,196)

Balance, June 30, 2005	$85,200	$1,094,166

Franchise agreements and definite life intangible assets ($4.1 million and $4.3 million at June 30, 2005 and December 31, 2004, respectively) are classified as other intangible assets, net on the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(Dollars in thousands)
	December 31, 2004	June 30, 2005
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR and maturing October 31, 2006, collateralized by all of Sonic’s assets	$238,633	$318,990
Senior Subordinated Notes bearing interest at 8.625%, maturing August 15, 2013, net of net discount of $3,065 and $2,940, respectively	271,935	272,060
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $2,606 and $2,339, respectively	127,494	127,761
Notes payable to a finance company bearing interest from 10.52% to 9.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit with a commercial bank, including premiums of $6,583 and $6,139, respectively (1)	32,369	31,293
Offset to variable interest rate swaps net (liability) / asset	(145)	1,213
Other notes payable (primarily equipment notes)	1,510	903

	$671,796	$752,220
Less: current maturities	(2,970)	(2,961)

Long-term debt	$668,826	$749,259

(1)	Notes payable were assumed in connection with acquisitions during 2004 and were recorded at fair value using an interest rate of 5.35%.

The indenture governing Sonic’s 8.625% senior subordinated notes limits Sonic’s ability to pay quarterly cash dividends in excess of $0.10 per share. Sonic may only pay quarterly cash dividends in excess of this amount if Sonic complies with Section 1009 of the indenture governing these notes, which was filed as Exhibit 4.4 to the Registration Statement on Form S-4 (Reg. No. 333-109426). The indenture governing Sonic’s convertible senior subordinated notes (the “Convertibles”) does not limit Sonic’s ability to pay dividends. Sonic’s credit agreement for the revolving credit facility permits cash dividends so long as no event of default or unmatured default (as defined in the credit agreement) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, Sonic remains in compliance with the other terms and conditions of the credit agreement.

Neither of the conversion features on the Convertibles were satisfied during the six months ended June 30, 2005. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of June 30, 2005.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. PER SHARE DATA AND STOCK HOLDERS’ EQUITY

The calculation of diluted net income per share considers the potential dilutive effect of Sonic’s contingently convertible debt and stock options under Sonic’s stock compensation plans. The following table illustrates the dilutive effect of such items:

	(Shares in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Basic weighted average number of common shares outstanding	41,440	41,731	41,317	41,739
Effect of dilutive securities:
Contingently convertible debt	2,776	2,776	2,776	2,776
Stock compensation plans	1,117	914	1,261	925

Weighted average number of common shares outstanding, including effect of dilutive securities	45,333	45,421	45,354	45,440

In addition to the stock options included in the table above, options to purchase 2.0 million shares and 1.9 million shares of Class A common stock were outstanding during the six month periods ended June 30, 2004 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive. The total number of stock options outstanding at June 30, 2004 and 2005 were 6.4 million and 7.0 million, respectively.

In the second quarter of 2005, 12,000 restricted shares of Sonic Class A common stock were awarded to an executive officer. This award is subject to the same restrictions and rights as the restricted stock granted to certain executive officers in the fourth quarter of 2004. In addition, in the second quarter of 2005, 16,470 restricted shares of Sonic Class A common stock were awarded to non-employee directors of Sonic’s Board of Directors under the 2005 Formula Restricted Stock Plan for Non-Employee Directors. The restrictions on these shares generally expire one year from the grant date. Holders of these shares have voting rights and receive dividends prior to the time the restrictions lapse if, and to the extent, dividends are paid on Sonic’s common stock.

8. COMPREHENSIVE INCOME

Comprehensive income, comprised of net income and unrealized gains and losses on the fair value of interest rate swaps, was $32.1 million and $27.1 million for the second quarter of 2004 and 2005, respectively. Comprehensive income was $54.2 million and $44.9 million for the first six months of 2004 and 2005, respectively.

9. CONTINGENCIES

Legal Proceedings:

Sonic is involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities.

Several of Sonic’s Texas dealership subsidiaries have been named in three class action lawsuits against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 dealerships are named as defendants in the other action. The three actions allege that since 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, in two actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. The Texas Court of Appeals subsequently affirmed the trial court’s order of class certification in the state actions, and the Texas Supreme Court issued an order for the second time in September 2004 stating that it would not hear the merits of the defendant’s appeal on class certification. The federal trial court conditionally certified a class of consumers in the federal antitrust case, but on appeal by the defendant dealerships, the U.S. Court of Appeals for the Fifth Circuit reversed the certification of the plaintiff class in October 2004 and remanded the case back to the federal trial court for further proceedings not inconsistent with the Fifth Circuit’s ruling. The plaintiffs have appealed this ruling by the Fifth Circuit.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2005, Sonic’s Texas dealerships and several other dealership defendants entered into a settlement agreement with the plaintiffs in both the state and the federal cases that would settle each of the cases on behalf of Sonic’s Texas dealerships. The settlements are contingent upon court approval, and the court has not yet scheduled a date for a hearing on that approval. The estimated expense of the proposed settlements is not a material amount to Sonic as a whole, and it includes Sonic’s Texas dealerships issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, Sonic’s Texas dealerships would continue to itemize and pass through to the customer the cost of the inventory tax. If the TADA matters are not settled, Sonic’s Texas dealership subsidiaries would then vigorously defend themselves and assert available defenses. In addition, Sonic may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters could result in the payment of significant costs and damages and negatively impact Sonic’s Texas dealerships’ ability to itemize and pass through to the customer the cost of the inventory tax in the future, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is also a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and Sonic’s Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. On July 1, 2005, Sonic filed a notice of appeal of the court’s class certification ruling with Florida’s Second District Court of Appeal. Sonic intends to continue vigorous defense of this lawsuit, including the aforementioned appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

In addition to the TADA matters and a Florida lawsuit described above, Sonic is involved in numerous other legal proceedings arising out of the conduct of Sonic’s business. Sonic’s management does not believe that the ultimate resolution of these other legal proceedings will have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects. However, the results of these legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these legal proceedings could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows and prospects. Included in other accrued liabilities at December 31, 2004 and June 30, 2005 are $2.9 million and $2.8 million, respectively, in reserves that Sonic has provided for these matters.

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of June 30, 2005 was approximately $63.7 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of our franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications was approximately $16.3 million at June 30, 2005. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

We are one of the largest automotive retailers in the United States. As of July 29, 2005, we owned dealership subsidiaries that operated 186 dealership franchises, representing 38 different brands of cars and light trucks at 155 locations, and 39 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, warranty, paint and collision repair services, and arrangement of extended service contracts, financing and insurance, vehicle protection products and other aftermarket products (collectively, “F&I”) for our automotive customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The following is a detail of our new vehicle revenues by brand for the three and six month periods ended June 30, 2004 and 2005:

	Percentage of New Vehicle Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Brand (1)

Honda	13.1%	14.1%	13.3%	14.0%
BMW	11.6%	12.3%	11.2%	12.7%
Cadillac	11.5%	11.1%	12.4%	10.9%
General Motors (2)	11.4%	11.0%	11.0%	10.4%
Toyota	11.1%	10.1%	11.4%	10.7%
Ford	10.4%	9.3%	10.6%	9.8%
Lexus	6.1%	6.6%	6.2%	6.5%
Mercedes	3.1%	5.1%	3.3%	4.5%
Volvo	3.8%	3.8%	3.8%	3.7%
Nissan	2.6%	2.4%	2.7%	2.5%
Chrysler (3)	2.8%	2.4%	2.7%	2.3%
Hyundai	1.8%	1.7%	1.7%	1.6%
Volkswagen	2.0%	1.5%	1.9%	1.5%
Audi	1.6%	1.5%	1.3%	1.5%
Other Luxury (4)	5.4%	4.8%	4.8%	5.2%
Other (5)	1.7%	2.3%	1.7%	2.2%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income statement data reflects reclassifications from the prior years presentation to (1) exclude additional franchises sold and terminated or identified for sale subsequent to June 30, 2004 which had not been previously included in discontinued operations and (2) include franchises which had been identified for sale as of June 30, 2004, but which we have now decided to retain and operate.
(2)	Includes Buick, Chevrolet, GMC, Oldsmobile, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Acura, Hummer, Infiniti, Jaguar, Land Rover, Maybach, Morgan, Porsche and Saab
(5)	Includes Isuzu, KIA, Mini, Scion and Subaru

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date they were acquired. Our unaudited condensed consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to June 30, 2005. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

Revenues

New Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Six Months Ended		Units or $ Change	% Change
	6/30/2004	6/30/2005			6/30/2004	6/30/2005
New Vehicle Units
Same Store	37,176	40,185	3,009	8.1%	70,041	73,866	3,825	5.5%
Acquisitions	790	2,028	1,238	156.7%	1,030	3,687	2,657	258.0%

Total as Reported	37,966	42,213	4,247	11.2%	71,071	77,553	6,482	9.1%

New Vehicle Revenue (in thousands)
Same Store	$1,074,425	$1,177,243	$102,818	9.6%	$2,031,747	$2,164,211	$132,464	6.5%
Acquisitions	33,113	92,325	59,212	178.8%	42,923	165,035	122,112	284.5%

Total as Reported	$1,107,538	$1,269,568	$162,030	14.6%	$2,074,670	$2,329,246	$254,576	12.3%

New Vehicle Unit Price
Same Store	$28,901	$29,296	$395	1.4%	$29,008	$29,299	$291	1.0%

New unit sales at our import dealerships increased by 1,858 units, or 8.1%, and 2,877 units, or 6.7%, for the three and six months ended June 30, 2005, respectively, as compared to the same periods last year, which outpaced the industry-wide import new unit sales of 4.7% and 3.8% for the same periods. Our domestic new unit sales increased 1,151 units, or 8.1%, and 948 units, or 3.5% over the same periods. The industry’s domestic unit sales increased 3.5% and 0.6% during the same time periods, respectively. Our GM (including Cadillac) stores showed a significant improvement in unit sales, increasing by 1,229 units, or 15.6%, and 885 units, or 5.9%, for the three and six months ended June 30, 2005, respectively, which can be mainly attributed to the new temporary manufacturer programs which offer employee discounts to all customers. Our Ford stores had the largest decrease in new retail units (excluding fleet) of our domestic brands, decreasing by 435 units, or 14.1%, and 753 units, or 13.1%, for the three and six months ended June 30, 2005, respectively, due primarily to the highly competitive truck and SUV market and the related impact of higher gasoline prices on customer vehicle preference.

Our Ford and GM stores’ unit volume benefited from strong fleet sales in the second quarter of 2005, which increased 400 units, or 18.5%, and 317 units, or 25.8%, respectively. During the six month period ended June 30, 2005, these two brands experienced similar fleet unit volume increases (up 980 units, or 24.1%, and 454 units, or 23.7%, respectively).

Our import dealerships had an average price per unit increase of 2.5% for the three and six month periods ended June 30, 2005. The price increases were primarily due to the change in sales mix for the quarter compared to the same periods in 2004. Specifically, our Honda dealerships had a greater percentage of truck and van sales and our Lexus dealerships had a greater percentage of sales coming from SUVs. Our domestic dealerships had average unit price decreases of 0.4% and 1.3% for the three and six months ended June 30, 2005, respectively, as compared to the prior year. These price decreases were mainly attributable to the manufacturer programs mentioned above and the continuation of competitive market conditions associated with an oversupply of certain domestic brands, primarily GM and Cadillac. Our Ford stores had an average price per unit increase of $867 or 3.7%, and $367 or 1.5%, for the quarter and year to date periods ended June 30, 2005, respectively, which was primarily attributable to price increases for two models.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Used Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Six Months Ended		Units or $ Change	% Change
	6/30/2004	6/30/2005			6/30/2004	6/30/2005
Used Vehicle Units
Same Store	15,700	16,271	571	3.6%	31,796	32,003	207	0.7%
Acquisitions	304	904	600	197.4%	390	1,761	1,371	351.5%

Total as Reported	16,004	17,175	1,171	7.3%	32,186	33,764	1,578	4.9%

Used Vehicle Revenue (in thousands)
Same Store	$271,252	$287,666	$16,414	6.1%	$541,634	$558,489	$16,855	3.1%
Acquisitions	10,879	26,274	15,395	141.5%	13,188	50,213	37,025	280.7%

Total as Reported	$282,131	$313,940	$31,809	11.3%	$554,822	$608,702	$53,880	9.7%

Used Vehicle Unit Price
Same Store	$17,277	$17,680	$403	2.3%	$17,035	$17,451	$416	2.4%

Used vehicle unit sales increased despite lower activity at our domestic stores, which were down 153 units, or 2.3%, and 605 units, or 4.3%, for the three and six months ended June 30, 2005, respectively. We expect the retail environment for used vehicles to remain challenging to the extent new vehicle incentives and promotions continue to drive new vehicle sales. The increases in the average price per unit of 2.3% and 2.4% for the three and six months ended June 30, 2005, respectively, were mostly attributable to an increase in certified pre-owned (“CPO”) revenue as a percentage of total used vehicle revenue and a continuing shift in our dealership mix towards more luxury dealerships. CPO revenue as a percentage of total used vehicle revenue increased from 43.0% to 48.0% during the three month period and from 43.8% to 48.0% during the six month period ended June 30, 2005, as compared to the same periods in 2004.

Wholesale Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Six Months Ended		Units or $ Change	% Change
	6/30/2004	6/30/2005			6/30/2004	6/30/2005
Wholesale Vehicle Units
Same Store	13,652	14,951	1,299	9.5%	26,486	27,519	1,033	3.9%
Acquisitions	837	1,259	422	50.4%	1,404	2,501	1,097	78.1%

Total as Reported	14,489	16,210	1,721	11.9%	27,890	30,020	2,130	7.6%

Wholesale Vehicle Revenue (in thousands)
Same Store	$110,379	$125,246	$14,867	13.5%	$210,634	$230,723	$20,089	9.5%
Acquisitions	12,048	18,029	5,981	49.6%	19,392	35,871	16,479	85.0%

Total as Reported	$122,427	$143,275	$20,848	17.0%	$230,026	$266,594	$36,568	15.9%

Wholesale Unit Price
Same Store	$8,085	$8,377	$292	3.6%	$7,953	$8,384	$431	5.4%

Higher revenues realized in the second quarter of 2005 were driven by higher unit sales prices and an increase in unit sales. These results were consistent with the results for the six month period ended June 30, 2005. Favorable wholesale pricing increases followed the increases experienced in used retail sales and were consistent with the industry.

Parts, Service and Collision Repair (“Fixed Operations”):

	For the Three Months Ended		$	%	For the Six Months Ended		$	%
	6/30/2004	6/30/2005	Change	Change	6/30/2004	6/30/2005	Change	Change
Fixed Operations Revenue (in thousands)
Same Store	$233,688	$246,270	$12,582	5.4%	$466,333	$481,586	$15,253	3.3%
Acquisitions	11,563	28,219	16,656	144.0%	13,085	52,078	38,993	298.0%

Total as Reported	$245,251	$274,489	$29,238	11.9%	$479,418	$533,664	$54,246	11.3%

For the quarter ended June 30, 2005, both parts and service revenue and collision repair revenue increased over the same period last year. For the six month period ended June 30, 2005, parts and service revenue increased and collision repair revenue decreased over the same period last year. Strong customer pay services increased in the quarter ended June 30, 2005 of $5.2 million, or 5.9% were primarily responsible. Luxury imports drove the majority of the increases in customer pay (up $4.0 million, or 14.1%, and $6.1

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million, or 11.2%, for the three and six month periods ended June 30, 2005, respectively). Warranty revenues increased $0.6 million, or 1.3%, and $2.1 million, or 2.3%, for the three and six months periods due to strong increases at our BMW stores which were offset by decreases in the majority of our other brands.

Finance, Insurance and Other:

	For the Three Months Ended		$ Change	% Change	For the Six Months Ended		$ Change	% Change
	6/30/2004	6/30/2005			6/30/2004	6/30/2005
Finance, Insurance and Other Revenue (in thousands)
Same Store	$44,433	$46,610	$2,177	4.9%	$84,739	$88,360	$3,621	4.3%
Acquisitions	2,287	3,760	1,473	64.4%	3,683	7,184	3,501	95.1%

Total as Reported	$46,720	$50,370	$3,650	7.8%	$88,422	$95,544	$7,122	8.1%

Total F&I per Unit
Same Store, Excluding Fleet Units	$904	$893	$(11)	(1.2)%	$892	$902	$10	1.1%

An overall sales volume increase in new vehicles was responsible for a majority of the increase in finance, insurance and other revenues for the quarter ended June 30, 2005 as compared to the same period last year. Also contributing to the overall increase was an increase in the sale of other aftermarket products as a result of a more managed approach with an emphasis on the balanced sale of a broader offering of these products.

Gross Profit and Gross Margins

Overall same store gross profit as a percentage of revenues (“gross margin”) decreased from 15.4% to 14.9% for the quarter ended June 30, 2005 and from 15.6% to 15.2% for the six months ended June 30, 2005, as compared to the same periods last year. For the three and six month periods ended June 30, 2005, new vehicle gross margins decreased 50 bps and 40 bps, respectively, while used vehicle gross margins remained flat. Gross margins related to our Fixed Operations decreased by 20 bps and 10 bps, respectively, for the same periods. We expect new vehicle margins to stabilize to the extent that existing inventories are reduced. Revenue mix (a shift from higher margin products such as Fixed Operations and Finance, Insurance and Other to lower margin products such as vehicle sales) also contributed to the decline in overall gross margin for the three and six month periods ended June 30, 2005 as shown in the following table:

	For the Three Months Ended		Basis Point Change	For the Six Months Ended		Basis Point Change
	6/30/2004	6/30/2005		6/30/2004	6/30/2005
Revenues as a Percentage of Total Revenues
New Vehicles	62.0%	62.5%	50	60.9%	61.4%	50
Used Vehicles	15.6%	15.3%	(30)	16.2%	15.9%	(30)
Wholesale Vehicles	6.4%	6.7%	30	6.3%	6.5%	20
Fixed Operations	13.5%	13.1%	(40)	14.0%	13.7%	(30)
Finance, Insurance and Other	2.5%	2.4%	(10)	2.6%	2.5%	(10)

Total Revenues	100.0%	100.0%	—	100.0%	100.0%	—

Although revenues shifted from our lower margin domestic brands to our higher margin import and luxury brands such as Honda and BMW, these two brands in particular experienced lower new vehicle margins over the three and six month periods ended June 30, 2005, thus minimizing the potential benefit of the brand shift.

Selling, General and Administrative Expenses (“SG&A”)

Reported SG&A expense increased $26.6 million, or 12.6%, and $48.4 million, or 11.7%, for the three and six month periods ended June 30, 2005, respectively. Acquisitions accounted for $11.9 million, or 44.8%, and $27.9 million, or 57.7%, of the increases, while same store dealerships contributed $14.7 million, or 55.2%, and $20.5 million, or 42.3%, for the quarter and year-to-date periods, respectively. As a percentage of reported gross profits, reported SG&A expenses increased 144 bps in the quarter-to-date period and 123 bps in the six-month period.

Same store advertising increased $1.0 million compared to the second quarter last year and $2.7 million compared to the prior year-to-date period. These increases were due primarily to a continued strategy to focus on increasing advertising spending for certain

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

brands in selected markets. Compensation at same store dealerships increased $6.7 million and $6.6 million for the three and six month periods, respectively. As a percentage of gross profits, total same store compensation was 41.9% and 42.6% for the quarter and year-to-date periods, respectively. Same store rent expense increased $1.4 million and $2.3 million compared to the quarter and year-to-date periods last year, respectively, due to variable rate leases and facility improvements. Other same store expenses increased $1.0 million and $4.4 million for the quarter and year-to-date periods, respectively. In both the quarter and year-to-date periods, increases in expenses for service loaners, credit cards fees, delivery activities and bad debts contributed to the increase in other expenses. In the year-to-date period, losses on the disposal of fixed assets also contributed to the increase in expense.

Depreciation and Amortization

Reported depreciation and amortization expense increased over the comparable three and six month periods by $0.2 million, or 5.7%, and $0.7 million or 9.8%, respectively. This increase was due to acquisitions, the completion of leasehold improvement projects and other general capital expenditures.

Interest Expense, Floor Plan

The weighted average floor plan interest rate incurred by continuing dealerships was 4.15% for the quarter ended June 30, 2005, compared to 2.64% for the quarter ended June 30, 2004, which increased floor plan interest expense by approximately $3.6 million. The average notes payable-floor plan balance from continuing dealerships increased to $976.0 million during the second quarter of 2005 from $955.9 million during the second quarter of 2004, resulting in increased floor plan interest expense of approximately $0.2 million.

The weighted average floor plan interest rate incurred by continuing dealerships was 3.95% for the six months ended June 30, 2005, compared to 2.60% for the six months ended June 30, 2004, which increased floor plan interest expense by approximately $6.2 million. The average notes payable-floor plan balance from continuing dealerships increased to $960.0 million during the first six months of 2005 from $921.3 million during the first six months of 2004, resulting in increased floor plan interest expense of approximately $0.8 million.

Our floor plan interest expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against cost of sales upon the sale of the vehicle. During the three and six months ended June 30, 2005, respectively, the amounts we recognized in our consolidated statements of income from floor plan interest assistance exceeded our floor plan interest expense by approximately $0.4 million and $0.3 million. In the three and six months ended June 30, 2004, floor plan assistance exceeded floor plan interest expense by approximately $3.5 million and $6.6 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Other

Changes in interest expense, other in 2005 compared to 2004 are summarized in the table below:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	Increase/(decrease) (in millions)	Increase/(decrease) (in millions)
Interest rates –
• Increase in the average interest rate on the Revolving Credit Facility from 3.82% to 5.71% and from 3.86% to 5.52% for the three and six months ended June 30, 2005, respectively	$1.3	$2.2

Debt balances –
• (Decrease in balance) / assumption of Notes Payable to a Finance Company	(0.1)	0.3

Other factors –
• Decrease in capitalized interest	0.1	0.3
• Incremental interest savings related to floating to fixed interest rate swaps	(1.3)	(2.4)
• Incremental interest expense related to fixed to floating interest rate swaps	0.7	1.6
• Increase associated with interest allocated to discontinued operations	—	0.2
• Increase in other expense, net	0.3	0.3

	$1.0	$2.5

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to meet these requirements.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations is generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash. Uncertainties in the economic environment may, therefore, affect our overall liquidity.

Floor Plan Facilities

The weighted average interest rate for all of our floor plan facilities (both continuing and discontinued operations) was 4.22% and 2.66% for the three months ended June 30, 2005 and 2004, respectively, and 4.02% and 2.64% for the six months ended June 30, 2005 and 2004, respectively. In the second quarter of 2005, we received approximately $10.8 million in manufacturer assistance, which was approximately $0.4 million less than the amount we paid for floor plan interest. In the first six months of 2005, we received approximately $20.0 million in manufacturer assistance, which was approximately $0.9 million less than the amount we paid for floor plan interest. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of June 30, 2005.

Long-Term Debt and Credit Facilities

The Revolving Credit Facility: At June 30, 2005, our Revolving Credit Facility had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $576.1 million at June 30, 2005). The amount available to be borrowed under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At June 30, 2005, we had $60.1 million in letters of credit outstanding and $170.9 million of borrowing availability.

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

At June 30, 2005, the outstanding balance and availability on our long-term debt and credit facilities were as follows (in thousands):

	Interest Rate (1)		Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures October 2006)	LIBOR + 2.55%		$318,990	$170,894
Senior Subordinated Notes (mature August 2013)	8.625%		$272,060
Convertible Senior Subordinated Notes (mature May 2009) (2)	5.25%		$127,761
Mortgage Facility:
Construction Loan (matures December 2007)	LIBOR + 2.25%		$—	$50,000	(3)
Permanent Loan (matures December 2012)	LIBOR + 2.00%		$—	$100,000	(3)
Notes Payable to a Finance Company (mature November 2015 through September 2016)	10.19	%(4)	$31,293

(1)	Six-month LIBOR was 3.71% at June 30, 2005.
(2)	Notes were not convertible at any time during the three months ended June 30, 2005.
(3)	Total combined borrowings under the Construction and Permanent Loans are limited to $100,000. We do not currently intend to borrow on the Construction and Permanent Loans in the future.
(4)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of June 30, 2005.

Dealership Acquisitions and Dispositions

In the first six months of 2005, we acquired franchises for an aggregate purchase price of $52.3 million in cash, net of cash acquired, using cash from operations and borrowings under the Revolving Credit Facility. During the first six months of 2005, our disposition of ten franchises generated cash of $6.5 million.

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, dealership facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting operating leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. During the first six months of 2005, we sold $1.9 million in dealership facilities in sale-leaseback transactions.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first six months of 2005 were approximately $37.1 million, of which approximately $23.5 million related to the construction of new dealerships and collision repair centers. Once completed, these new dealership facilities and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the first six months of 2005 expected to be sold within a year in sale-leaseback transactions or sold in 2005 were $19.7 million. We do not expect any significant gains or losses from these sales. As of June 30, 2005, commitments for facilities construction projects totaled approximately $21.9 million. We expect $17.1 million of this amount to be financed through future sale-leaseback transactions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program

As of June 30, 2005, our Board of Directors had authorized our management to expend up to $185.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first six months of 2005, we repurchased 237,500 shares for approximately $4.9 million, which was offset by proceeds received from the exercise of stock options under stock compensation plans of $5.2 million. As of July 29, 2005, we had $27.9 million remaining to repurchase shares under our Board authorization.

Dividends

During the second quarter of 2005, our Board of Directors approved a quarterly cash dividend of $0.12 per share for shareholders of record on June 15, 2005, which was paid on July 15, 2005. Subsequent to June 30, 2005, our Board of Directors has also approved a quarterly cash dividend of $0.12 per share for stockholders of record on September 15, 2005, which will be paid on October 15, 2005.

Cash Flows

For the six months ended June 30, 2005, net cash used in operating activities was approximately $1.3 million, which was comprised of net payments on notes payable-floor plan (offset by a decrease in new vehicle inventories), an increase in used vehicles (which are not financed with notes payable-floor plan) and other working capital accounts offset by net income. These adjustments were offset somewhat by non-cash items such as depreciation and losses on disposals of assets. Cash used in investing activities for the first six months of 2005 was $70.1 million, which consisted mostly of capital expenditures on property and equipment and dealership acquisitions, offset somewhat by proceeds received from dealership dispositions and sale-leaseback transactions. Net cash provided by financing activities for the six months ended June 30, 2005 was $69.7 million, comprised mostly of borrowings under the Revolving Credit Facility of $80.4 million and issuances of stock under our stock compensation plans of $5.2 million, which was offset by the payment of dividends of $10.0 million and purchases of treasury stock of $4.9 million.

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

In connection with franchise dispositions, certain of our dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of June 30, 2005 was approximately $63.7 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, we have obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of our franchises, we generally agree to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, we estimate our maximum exposure associated with these general indemnifications was approximately $16.3 million at June 30, 2005. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate notes payable–floor plan, Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.4 billion at June 30, 2005 and approximately $1.3 billion at June 30, 2004. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $6.8 million in the first six months of 2005 and approximately $6.5 million in the first six months of 2004. Of the total change in interest expense, approximately $4.7 million in the first six months of 2005 and approximately $4.9 million in the first six months of 2004 would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the six months ended June 30, 2005, the amounts we paid for floor plan interest expense for both our continuing and discontinued operations exceeded manufacturer floor plan assistance received by approximately $0.9 million. During the six month period ended June 30, 2004, amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $6.6 million. A change of 100 basis points in the underlying interest rate would have caused estimated changes in floor plan assistance of approximately $4.2 million in the first six months of 2005.

In addition to our variable rate debt, approximately one-half of our dealership facility lease agreements’ monthly lease payments fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low. A one percent change in LIBOR would change our annual rent expense by approximately $2.7 million.

In order to reduce our exposure to market risks from fluctuations in interest rates, we have one interest rate swap agreement (the “Fixed Swap”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Fixed Swap will mature June 6, 2006 and has a notional principal of $100.0 million. Under the terms of the Fixed Swap, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%.

We also have five separate interest rate swaps with a total notional amount of $150.0 million (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the forward six month LIBOR (fixed on February 15 and August 15 of each year) plus a spread ranging from 3.825% to 3.85% with a weighted average spread of 3.83%. The Variable Swaps expire on August 15, 2013.

Foreign Currency Risk

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

Several of our Texas dealership subsidiaries have been named in three class action lawsuits against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 dealerships are named as defendants in the other action. The three actions allege that since 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, in two actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. The Texas Court of Appeals subsequently affirmed the trial court’s order of class certification in the state actions, and the Texas Supreme Court issued an order for the second time in September 2004 stating that it would not hear the merits of the defendant’s appeal on class certification. The federal trial court conditionally certified a class of consumers in the federal antitrust case, but on appeal by the defendant dealerships, the U.S. Court of Appeals for the Fifth Circuit reversed the certification of the plaintiff class in October 2004 and remanded the case back to the federal trial court for further proceedings not inconsistent with the Fifth Circuit’s ruling. The plaintiffs have appealed this ruling by the Fifth Circuit.

In June 2005, our Texas dealerships and several other dealership defendants entered into a settlement agreement with the plaintiffs in both the state and the federal cases that would settle each of the cases on behalf of our Texas dealerships. The settlements are contingent upon court approval, and the court has not yet scheduled a date for a hearing on that approval. The estimated expense of the proposed settlements is not a material amount to our company as a whole, and it includes our Texas dealerships issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, our Texas dealerships would continue to itemize and pass through to the customer the cost of the inventory tax. If the TADA matters are not settled, our Texas dealership subsidiaries would then vigorously defend themselves and assert available defenses. In addition, we may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters could result in the payment of significant costs and damages and negatively impact our Texas dealerships’ ability to itemize and pass through to the customer the cost of the inventory tax in the future, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

Our company is also a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. On July 1, 2005, we filed a notice of appeal of the court’s class certification ruling with Florida’s Second District Court of Appeal. We intend to continue our vigorous defense of this lawsuit, including the aforementioned appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

In addition to the TADA matters and Florida lawsuit described above, we are also involved in numerous other legal proceedings arising out of the conduct of our business. We do not believe that the ultimate resolution of these legal proceedings will have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. However, the results of these legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the fiscal quarter ended June 30, 2005.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(Amounts in Thousands, Except Per Share Amounts)
April 2005	70	$20.42	70	$29,904
May 2005	100	20.02	100	27,902
June 2005	—	—	—	27,902

Total	170	$20.19	170	$27,902

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000

Total	$185,000

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on April 21, 2005, H. Robert Heller and Robert L. Rewey were elected directors by Sonic’s stockholders. Directors whose terms of office continued after the meeting were O. Bruton Smith, B. Scott Smith, Jeffrey C. Rachor, William R. Brooks, Thomas P. Capo, William P. Benton and William I. Belk. In addition to the election of two directors, the stockholders voted in favor of the following:

1.	Approval of the Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors which allows for the issuance of up to 60,000 shares of Class A Common Stock in the form of restricted stock.

2.	Ratification of the appointment of Deloitte & Touche LLP as Sonic’s independent public auditors for the fiscal year ending December 31, 2005.

	Votes For	Votes Withheld	Broker Non-Votes
Election of H. Robert Heller	142,041,450	1,058,653	6,570,652
Election of Robert L. Rewey	132,251,025	10,849,078	6,570,652

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Approval of the 2005 Formula Restricted Stock Plan for Non-Employee Directors	125,351,687	11,058,528	119,236	6,570,652

Ratification of Deloitte & Touche as independent public auditors	143,014,109	79,380	6,614	6,570,652

Item 6: Exhibits.

(a)	Exhibits:

Exhibit No.	Description
10.1*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our current Report or Form 8-K filed April 27, 2005). (1)

31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

*	Filed previously.
(1)	Indicates a management contract or compensatory plan or arrangement.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Exhibit 99.1 of this Form 10-Q and elsewhere in this report, as well as:

•	our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures, our share repurchase program, and general operating activities;

•	the reputation and financial condition of vehicle manufacturers whose brands we represent, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	high competition in the automotive retailing industry which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire; and

•	our ability to successfully integrate recent and potential future acquisitions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our current Report or Form 8-K filed April 27, 2005). (1)

31.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. E. Lee Wyatt, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

*	Filed previously.
(1)	Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: August 3, 2005	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 3, 2005	By:	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)