Form 10-Q
period 2005-09-30
SONIC AUTOMOTIVE INC
filed 2005-11-02
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2005, there were 29,881,855 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
New vehicles	$1,165,594	$1,288,084	$3,240,264	$3,617,330
Used vehicles	299,219	324,841	854,041	933,543
Wholesale vehicles	133,451	142,033	363,477	408,627

Total vehicles	1,598,264	1,754,958	4,457,782	4,959,500
Parts, service and collision repair	257,125	279,702	736,543	813,366
Finance, insurance and other	50,316	52,834	138,739	148,378

Total revenues	1,905,705	2,087,494	5,333,064	5,921,244
Cost of sales	1,620,007	1,772,179	4,512,242	5,017,470

Gross profit	285,698	315,315	820,822	903,774
Selling, general and administrative expenses	229,189	242,669	642,670	704,600
Depreciation and amortization	3,942	4,822	11,468	13,086

Operating income	52,567	67,824	166,684	186,088
Other income / (expense):
Interest expense, floor plan	(6,244)	(9,651)	(18,150)	(28,465)
Interest expense, other, net	(11,335)	(11,994)	(31,277)	(34,445)
Other income / (expense), net	66	(8)	62	22

Total other expense	(17,513)	(21,653)	(49,365)	(62,888)

Income from continuing operations before income taxes	35,054	46,171	117,319	123,200
Provision for income taxes	13,152	17,683	43,223	46,569

Income from continuing operations	21,902	28,488	74,096	76,631
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(4,175)	(2,738)	(4,208)	(9,181)
Income tax benefit	1,554	1,054	1,570	3,470

Loss from discontinued operations	(2,621)	(1,684)	(2,638)	(5,711)

Net income	$19,281	$26,804	$71,458	$70,920

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.53	$0.68	$1.79	$1.83
Loss per share from discontinued operations	(0.06)	(0.04)	(0.06)	(0.13)

Earnings per share	$0.47	$0.64	$1.73	$1.70

Weighted average common shares outstanding	41,349	41,849	41,328	41,776

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.51	$0.65	$1.71	$1.76
Loss per share from discontinued operations	(0.06)	(0.04)	(0.05)	(0.13)

Earnings per share	$0.45	$0.61	$1.66	$1.63

Weighted average common shares outstanding	44,940	45,671	45,215	45,518

Dividends declared per common share	$0.12	$0.12	$0.32	$0.36

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	September 30, 2005 (Unaudited)
ASSETS
Current Assets:
Cash	$9,991	$6,453
Receivables, net	357,403	299,992
Inventories	1,024,342	894,701
Assets held for sale	98,530	91,501
Other current assets	101,277	116,970

Total current assets	1,591,543	1,409,617
Property and equipment, net	134,490	143,066
Goodwill, net	1,056,924	1,095,444
Other intangible assets, net	84,777	89,266
Other assets	33,877	43,555

Total assets	$2,901,611	$2,780,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$609,422	$465,802
Notes payable - floor plan - non-trade	375,127	327,788
Trade accounts payable	88,616	77,468
Accrued interest	15,421	12,465
Other accrued liabilities	175,510	186,981
Liabilities associated with assets held for sale - trade	54,513	41,714
Liabilities associated with assets held for sale - non-trade	11,796	17,908
Current maturities of long-term debt	2,970	2,872

Total current liabilities	1,333,375	1,132,998
Long-term debt	668,826	686,862
Other long-term liabilities	28,888	28,705
Deferred income taxes	100,835	101,530
Commitments and contingencies
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 39,979,567 shares issued and 29,631,703 shares outstanding at December 31, 2004; 40,427,960 shares issued and 29,842,596 shares outstanding at September 30, 2005	397	402
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2004 and September 30, 2005	121	121
Paid-in capital	441,503	449,477
Retained earnings	470,663	526,456
Accumulated other comprehensive loss	(1,228)	(122)
Deferred compensation related to restricted stock	(3,408)	(2,185)
Treasury Stock, at cost (10,347,864 Class A shares held at December 31, 2004 and 10,585,364 Class A shares held at September 30, 2005)	(138,361)	(143,296)

Total stockholders’ equity	769,687	830,853

Total liabilities and stockholders’ equity	$2,901,611	$2,780,948

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

					Deferred Compensation Related to Restricted Stock				Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Class A Common Stock		Class B Common Stock			Paid-In Capital	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	39,980	$397	12,029	$121	$(3,408)	$441,503	$470,663	$(138,361)	$(1,228)	$769,687
Comprehensive Income:
Net income							70,920			70,920
Change in fair value of interest rate swap, net of tax expense of $707									1,106	1,106

Total comprehensive income, net of tax										72,026
Shares issued under stock compensation plans	498	6			(651)	8,026				7,381
Restricted stock amortization					818					818
Restricted stock forfeiture	(50)	(1)			1,056	(1,055)				—
Stock-based compensation expense						28				28
Income tax benefit associated with stock compensation plans						975				975
Dividends declared							(15,127)			(15,127)
Purchases of treasury stock								(4,935)		(4,935)

Balance at September 30, 2005	40,428	$402	12,029	$121	$(2,185)	$449,477	$526,456	$(143,296)	$(122)	$830,853

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,458	$70,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,235	13,622
Debt issue cost amortization	428	299
Debt discount / (premium) amortization, net	109	(69)
Other amortization	—	15
Restricted stock amortization	—	1,129
Restricted stock forfeiture	—	(311)
Stock-based compensation expense	—	28
Equity interest in earnings of investee	(549)	(474)
Loss on disposal of assets, including franchises	636	1,554
Impairment of property and equipment	800	1,531
Income tax benefit associated with stock compensation plans	4,349	975
Changes in assets and liabilities that relate to operations:
Receivables	(23,930)	59,540
Inventories	107,937	147,548
Other assets	826	(13,133)
Notes payable - floor plan - trade	(8,358)	(138,678)
Trade accounts payable and other liabilities	57,030	(4,674)

Total adjustments	151,513	68,902

Net cash provided by operating activities	222,971	139,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(194,012)	(52,629)
Purchases of property and equipment	(73,495)	(51,126)
Proceeds from sales of property and equipment	31,835	13,648
Proceeds from sales of franchises	32,477	11,978

Net cash used in investing activities	(203,195)	(78,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving credit facilities	21,878	21,991
Net repayments on notes payable - floor plan - non-trade	(102,478)	(73,297)
Proceeds from long-term debt	164	158
Payments on long-term debt	(1,815)	(1,477)
Purchases of treasury stock	(20,917)	(4,935)
Issuance of shares under stock option and purchase plans	13,696	7,381
Dividends paid	(12,386)	(15,052)

Net cash used in financing activities	(101,858)	(65,231)

NET DECREASE IN CASH	(82,082)	(3,538)
CASH, BEGINNING OF PERIOD	82,082	9,991

CASH, END OF PERIOD	$—	$6,453

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in accrual for purchases of property and equipment	$(229)	$(1,356)
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Restricted stock issuance	$—	$651
Restricted stock forfeiture	$—	$(1,056)
Long-term debt assumed in purchase of businesses, including premium of $7,254	$33,824	$—
Change in fair value of cash flow hedging instruments (net of tax expense of $1,508 and $707 for the nine months ended September 30, 2004 and 2005, respectively)	$2,358	$1,106
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$53,626	$71,520
Cash paid for income taxes	$12,871	$23,190

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited financial information for the three and nine months ended September 30, 2005 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2004, which were included in Sonic’s Annual Report on Form 10-K.

Stock-Based Compensation - Sonic accounts for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost related to option grants is recorded in the accompanying unaudited condensed consolidated financial statements. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on net income and earnings per share if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in thousands except per share amounts)
Net income as reported	$19,281	$26,804	$71,458	$70,920
Fair value compensation cost, net of tax benefits of $1,080 and $810, for the three months ended September 30, 2004 and 2005, respectively, and $3,505 and $2,656 for the nine months ended September 30, 2004 and 2005, respectively	(1,795)	(1,311)	(6,014)	(4,371)

Pro forma net income	$17,486	$25,493	$65,444	$66,549

Basic earnings per share:
Earnings as reported	$0.47	$0.64	$1.73	$1.70
Fair value compensation cost, net of tax benefit	(0.05)	(0.03)	(0.15)	(0.11)

Pro forma earnings per share	$0.42	$0.61	$1.58	$1.59

Diluted earnings per share:
Earnings as reported	$0.45	$0.61	$1.66	$1.63
Fair value compensation cost, net of tax benefit	(0.04)	(0.03)	(0.14)	(0.09)

Pro forma earnings per share	$0.41	$0.58	$1.52	$1.54

Reclassifications - Loss from operations and the sale of discontinued franchises for the three and nine month periods ended September 30, 2004 reflects reclassifications from the prior year presentation to include additional franchises sold and terminated or identified for sale subsequent to September 30, 2004 which had not been previously included in discontinued operations and exclude franchises which had been identified for sale as of September 30, 2004 but which Sonic has decided to retain and operate as of September 30, 2005.

Certain prior year cash flows in the accompanying prior year period Condensed Consolidated Statements of Cash Flows have been reclassified in accordance with SFAS No. 95, “Statement of Cash Flows.” Sonic’s previous policy was to classify all of the cash flow activities associated with floor plan-notes payable as an operating activity in its Condensed Consolidated Statements of Cash Flows consistent with industry practice. Sonic has decided to classify borrowings and repayments on floor plan-notes payable for new vehicle inventory purchased from a manufacturer affiliated with floor plan lenders as an operating activity (floor plan-notes payable – trade) on the statement of cash flows. Borrowings and repayments on floor plan-notes payable for new vehicle inventory purchased from a manufacturer unaffiliated with the floor plan lender (floor plan-notes payable – non-trade) have been classified as a net financing activity on the statement of cash flows because these borrowings are due on demand from the floor plan lenders. The following table shows the effects of this reclassification and other reclassifications, which do not impact Sonic’s beginning or ending cash positions or total change in cash, on the prior year nine month period condensed consolidated statement of cash flows, consistent with the nine months ended September 30, 2005 presentation.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004
(Dollars in thousands)
Net cash provided by operating activities as previously reported	$119,775
Reclassification of floor plan-notes payable - non-trade	102,478
Other reclassifications	718

Revised net cash provided by operating activities	$222,971

Net cash used in investing activities as previously reported	$(202,477)
Other reclassifications	(718)

Revised net cash used in investing activities	$(203,195)

Net cash provided by financing activities as previously reported	$620
Reclassification of floor plan-notes payable - non-trade	(102,478)

Revised net cash used in financing activities	$(101,858)

Sonic has also decided to classify notes-payable for new vehicle inventory purchased from a manufacturer affiliated with a floor plan lender as “Notes payable – floor plan – trade” and the remaining floor plan notes payable have been renamed “Notes payable – floor plan – non-trade” on the accompanying condensed consolidated balance sheets. Further, notes payable – floor plan classified as “Liabilities associated with assets held for sale” (see Note 2) have been similarly split into “trade” and “non-trade” classifications on the accompanying condensed consolidated balance sheets.

In addition, in order to maintain consistency and comparability between periods, certain other amounts in Sonic’s accompanying unaudited condensed consolidated financial statements have been reclassified from previously reported balances to conform to the current period classification. These reclassifications relate to the presentation of assets and liabilities for franchises classified as held for sale and real estate and construction costs expected to be sold in one year in sale-leaseback transactions in the accompanying unaudited condensed consolidated balance sheets.

Derivative Instruments and Hedging Activities - In the second quarter of 2005, Sonic canceled all interest rate swaps which paid a floating rate and received a fixed rate (collectively, the “Cancelled Variable Swaps”). The Cancelled Variable Swaps had a collective notional value of $150.0 million, received a fixed rate of 8.625%, paid a variable rate equal to the six month LIBOR rate in arrears plus a spread ranging from 3.50% to 3.84% (with a weighted average spread of 3.64%), expired on August 15, 2013 and were designated and qualified as fair value hedges on Sonic’s Senior Subordinated 8.625% Notes. The Cancelled Variable Swaps had a collective mark-to-market of $0.4 million at cancellation. In connection with this cancellation, Sonic entered into five separate new interest rate swaps with identical terms to the Cancelled Variable Swaps except that Sonic pays a variable rate equal to the fixed six month LIBOR rate which will be fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% (with a weighted average spread of 3.83%) (collectively, the “New Variable Swaps”). The New Variable Swaps have been designated and qualify as fair value hedges and, as a result, the fair value of the New Variable Swaps of $2.4 million has been recorded against the associated fixed rate long-term debt with an equal offsetting amount of $2.4 million recorded as a derivative liability within other long-term liabilities.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2005, the FASB staff issued FSP FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP FAS 13-1 requires companies to expense real estate rental costs under operating leases during periods of construction beginning with periods commencing after December 15, 2005 with no requirement for retroactive application. Sonic is currently evaluating the provisions of FSP FAS 13-1 and has not determined the impact on Sonic’s consolidated operating results, financial position and cash flows from FSP FAS 13-1.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions:

The aggregate purchase price for franchises acquired during the first nine months of 2005 totaled approximately $52.6 million in cash, net of cash acquired, and was funded by cash from operations and borrowings under the revolving credit facility. The unaudited condensed consolidated balance sheet as of September 30, 2005 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following:

•	$2.9 million of net assets relating to dealership operations;

•	$1.0 million of liabilities assumed from prior owners;

•	$7.4 million of intangible assets representing rights acquired under franchise agreements; and

•	$43.3 million of goodwill, all of which is expected to be tax deductible.

Dispositions:

During the first nine months of 2005, Sonic sold 14 franchises. These disposals generated cash of $12.0 million and resulted in a net loss of $1.3 million, which is included in discontinued operations in the accompanying unaudited condensed consolidated statement of income for the nine months ended September 30, 2005. Subsequent to September 30, 2005, Sonic disposed of five franchises for approximately $8.4 million.

In conjunction with franchise dispositions, Sonic generally agrees to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The additional exposure associated with dispositions in the nine month period ended September 30, 2005 related to subleases was $10.1 million. However, Sonic’s maximum exposure associated with general indemnifications increased by $13.8 million as a result of these dispositions. These indemnifications expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

In addition to the dispositions described above, as of September 30, 2005, Sonic had identified 22 additional franchises that were held for sale. These franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. These franchises are expected to be sold within one year from September 30, 2005. The operating results of these franchises are included in discontinued operations in the accompanying unaudited condensed consolidated statements of income. Assets to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in the accompanying unaudited condensed consolidated balance sheets, consist of the following:

	December 31, 2004	September 30, 2005
	(Dollars in thousands)
Inventories	$70,715	$64,682
Property and equipment, net	14,056	11,603
Goodwill	8,259	9,716
Franchise assets	5,500	5,500

Assets held for sale	$98,530	$91,501

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan (trade and non-trade) and are classified as liabilities associated with assets held for sale (trade and non-trade) on the accompanying unaudited condensed consolidated balance sheets. Results associated with franchises classified as discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Dollars in thousands)
Revenues	$176,777	$129,803	$555,371	$419,160
Pre-tax loss (before gains or loss on the sale of disposed franchises)	(2,797)	(2,503)	(3,460)	(7,931)

3. INVENTORIES

Inventories consist of the following:

	December 31, 2004	September 30, 2005
	(Dollars in thousands)
New vehicles	$848,197	$692,256
Used vehicles	130,354	147,281
Parts and accessories	53,932	56,256
Other	62,574	63,590

	$1,095,057	$959,383
Less inventories classified as assets held for sale	(70,715)	(64,682)

Inventories	$1,024,342	$894,701

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2004	September 30, 2005
	(Dollars in thousands)
Land	$32,414	$26,137
Building and improvements	90,236	97,397
Office equipment and fixtures	46,389	48,895
Parts and service equipment	34,478	37,198
Company vehicles	9,122	9,950
Construction in progress	57,759	80,075

Total, at cost	270,398	299,652
Less accumulated depreciation and amortization	(44,567)	(54,077)

Subtotal	225,831	245,575
Less assets held for sale	(14,056)	(11,603)
Less other current assets - construction in progress held for sale	(77,285)	(90,906)

Property and equipment, net	$134,490	$143,066

Sonic incurred approximately $77.3 million in real estate and construction costs as of December 31, 2004 and $90.9 million as of September 30, 2005 on dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. Under the terms of the sale-leaseback transactions, Sonic sells the dealership facilities to unaffiliated third parties and enters into long-term operating leases on the dealership facilities. During the first nine months of 2005, Sonic sold dealership facilities with a carrying value of $1.9 million in sale-leaseback transactions. Gains and losses from these sale-leaseback transactions were not material.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the nine months ended September 30, 2005, property and equipment impairment charges totaling $1.0 million were recorded in continuing operations (selling, general and administrative expenses) with $0.6 million occurring in the three months ended September 30, 2005. The impairment charges relate to the estimated loss on sale of leasehold improvements, the abandonment of construction projects and the impairment of a parcel of land. The leasehold improvements impairment was recorded in connection with the sale of the franchise. The construction project impairment charge was recorded in connection with the decision to abandon the construction project. The impairment charge related to the parcel of land was recorded in connection with the decision to sell the land at a price below its carrying value.

In the three and nine months ended September 30, 2005, property and equipment impairment charges totaling $0.5 million were recorded in discontinued operations. These impairment charges relate to property, equipment and leasehold improvements of franchises held for sale and are based on the anticipated time to dispose of these franchises. These impairment charges were calculated by taking the difference between the assets’ estimated sales value and their recorded values.

In the three and nine month periods ended September 30, 2004, property and equipment impairment charges totaling $0.8 million were recorded in discontinued operations relating to losses incurred on leasehold improvements in connection with the sale of the related dealership. The impairment charge relates to the difference between the discounted cash flows of sublease receipts for property where the leasehold improvements reside and the carrying value of the leasehold improvements. An impairment charge for the leasehold improvements was recorded when it was determined that Sonic would not recover the carrying value of the leasehold improvements when considering the lease costs net of sublease receipts.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of franchise agreements and goodwill for the nine months ended September 30, 2005 were as follows:

	Franchise Agreements	Goodwill
	(Dollars in thousands)
Balance before assets held for sale classification, December 31, 2004	$86,000	$1,065,184
Amount classified as assets held for sale	(5,500)	(8,260)

Balance, December 31, 2004	80,500	1,056,924
Additions through current year acquisitions	7,400	43,281
Reductions from sales of franchises	(2,900)	(3,500)
Prior acquisition allocations	200	195

Sub-total, September 30, 2005	85,200	1,096,900
Increase in amount classified as assets held for sale	—	(1,456)

Balance, September 30, 2005	$85,200	$1,095,444

Franchise agreements and definite life intangible assets ($4.1 million and $4.3 million at September 30, 2005 and December 31, 2004, respectively) are classified as other intangible assets, net on the accompanying unaudited condensed consolidated balance sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2004	September 30, 2005
	(Dollars in thousands)
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR and collateralized by all of Sonic’s assets	$238,633	$260,625
Senior Subordinated Notes bearing interest at 8.625%, maturing August 15, 2013, net of net discount of $3,065 and $2,874, respectively	271,935	272,126
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $2,606 and $2,202, respectively	127,494	127,898
Notes payable to a finance company bearing interest from 10.52% to 9.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit with a commercial bank, including premiums of $6,583 and $5,919, respectively (2)	32,369	30,751
Offset to variable interest rate swaps net (liability) / asset	(145)	(2,379)
Other notes payable (primarily equipment notes)	1,510	713

	$671,796	$689,734
Less: current maturities	(2,970)	(2,872)

Long-term debt	$668,826	$686,862

(1)	On October 6, 2005, Sonic extended the maturity on the revolving credit agreement from October 31, 2006 to January 31, 2007.
(2)	Notes payable were assumed in connection with acquisitions during 2004 and were recorded at fair value using an interest rate of 5.35%.

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

Neither of the conversion features on the Convertibles were satisfied during the nine months ended September 30, 2005. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of September 30, 2005.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt and stock options to purchase shares of Class A common stock under Sonic’s stock compensation plans. The following table illustrates the dilutive effect of such items:

	For the Three Months Ended September 30, 2004
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	41,349	$21,902	$0.53	$(2,621)	$(0.06)	$19,281	$0.47
Effect of Dilutive Securities:
Contingently Convertible Debt	2,776	1,186		46		1,232
Stock Compensation Plans	815

Diluted Earnings (Loss) Per Share	44,940	$23,088	$0.51	$(2,575)	$(0.06)	$20,513	$0.45

	For the Three Months Ended September 30, 2005
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	41,849	$28,488	$0.68	$(1,684)	$(0.04)	$26,804	$0.64
Effect of Dilutive Securities:
Contingently Convertible Debt	2,776	1,140		33		1,173
Stock Compensation Plans	1,046

Diluted Earnings (Loss) Per Share	45,671	$29,628	$0.65	$(1,651)	$(0.04)	$27,977	$0.61

	For the Nine Months Ended September 30, 2004
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	41,328	$74,096	$1.79	$(2,638)	$(0.06)	$71,458	$1.73
Effect of Dilutive Securities:
Contingently Convertible Debt	2,776	3,445		140		3,585
Stock Compensation Plans	1,111

Diluted Earnings (Loss) Per Share	45,215	$77,541	$1.71	$(2,498)	$(0.05)	$75,043	$1.66

	For the Nine Months Ended September 30, 2005
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
			Per Share Amount		Per Share Amount		Per Share Amount
	Shares	Amount		Amount		Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	41,776	$76,631	$1.83	$(5,711)	$(0.13)	$70,920	$1.70
Effect of Dilutive Securities:
Contingently Convertible Debt	2,776	3,396		96		3,492
Stock Compensation Plans	966

Diluted Earnings (Loss) Per Share	45,518	$80,027	$1.76	$(5,615)	$(0.13)	$74,412	$1.63

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the stock options included in the table above, options to purchase 1.9 million shares and 1.8 million shares of Class A common stock were outstanding during the nine month periods ended September 30, 2004 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive. The total number of stock options to purchase shares of Class A common stock outstanding at September 30, 2004 and 2005 were 6.3 million and 6.6 million, respectively.

In the second quarter of 2005, 12,000 restricted shares of Class A common stock were awarded to an executive officer. This award is subject to the same restrictions and rights as the restricted stock granted to certain executive officers in the fourth quarter of 2004. In addition, in the second quarter of 2005, 16,470 restricted shares of Class A common stock were awarded to non-employee directors of Sonic’s Board of Directors under the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”). In the third quarter of 2005, 2,660 restricted shares of Class A common stock were awarded to a new non-employee director of Sonic’s Board of Directors under the 2005 Formula Plan. The restrictions on these shares generally expire one year from the grant date. Holders of these shares have voting rights and receive dividends prior to the time the restrictions lapse if, and to the extent, dividends are paid on Sonic’s Class A common stock.

In the third quarter of 2005, our Chief Financial Officer forfeited his grant of 50,000 restricted shares of Class A common stock in connection with his resignation. As a result, previously recognized compensation expense relating to these 50,000 shares was reversed, resulting in a reduction of selling, general and administrative expenses of $0.3 million in the quarter.

8. COMPREHENSIVE INCOME

Comprehensive income, comprised of net income and unrealized gains and losses on the fair value of interest rate swaps, was $19.6 million and $27.0 million for the third quarter of 2004 and 2005, respectively. Comprehensive income was $73.8 million and $72.0 million for the first nine months of 2004 and 2005, respectively.

9. CONTINGENCIES

Legal and Administrative Proceedings:

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

In June 2005, Sonic’s Texas dealerships and several other dealership defendants entered into a settlement agreement with the plaintiffs in both the state and the federal cases that would settle each of the cases on behalf of Sonic’s Texas dealerships. The settlements are contingent upon court approval, and the court has not yet scheduled a date for a hearing on that approval. The estimated expense of the proposed settlements is not a material amount to Sonic as a whole, and it includes Sonic’s Texas dealerships issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, Sonic’s Texas dealerships would continue to itemize and pass through to the customer the cost of the inventory tax. If the TADA matters are not settled, Sonic’s Texas dealership subsidiaries would then vigorously defend themselves and assert available defenses. In addition, Sonic may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters could result in the payment of significant costs and damages and negatively impact Sonic’s Texas dealerships’ ability to itemize and pass through to the customer the cost of the vehicle inventory tax in the future, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is also a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and Sonic’s

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. Sonic intends to continue its vigorous defense of this lawsuit, including the aforementioned appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2004 and September 30, 2005 are $2.9 million and $3.4 million, respectively, in reserves that Sonic has provided for pending proceedings.

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of September 30, 2005 was approximately $62.7 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of our franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications was approximately $20.7 million at September 30, 2005. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Overview

We are one of the largest automotive retailers in the United States. As of October 28, 2005, we owned dealership subsidiaries that operated 177 dealership franchises, representing 38 different brands of cars and light trucks at 151 locations, and 38 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, warranty, paint and collision repair services, and arrangement of extended service contracts, financing and insurance, vehicle protection products and other aftermarket products (collectively, “F&I”) for our automotive customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the three and nine month periods ended September 30, 2004 and 2005:

	Percentage of New Vehicle Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Brand (1)
Honda	12.7%	15.3%	13.1%	14.4%
BMW	12.7%	13.1%	11.7%	12.8%
Toyota	10.5%	10.5%	11.1%	10.6%
Cadillac	11.5%	9.4%	12.1%	10.4%
General Motors (2)	12.4%	9.2%	11.5%	10.0%
Ford	9.9%	8.4%	10.3%	9.3%
Lexus	5.8%	6.7%	6.1%	6.5%
Mercedes	2.8%	6.6%	3.1%	5.2%
Volvo	4.2%	3.1%	3.9%	3.5%
Nissan	2.5%	2.7%	2.7%	2.6%
Chrysler (3)	2.5%	2.5%	2.6%	2.4%
Hyundai	1.8%	1.8%	1.7%	1.7%
Volkswagen	1.9%	1.7%	1.9%	1.6%
Audi	1.5%	1.4%	1.4%	1.5%
Other Luxury (4)	5.2%	5.2%	4.9%	5.2%
Other (5)	2.1%	2.4%	1.9%	2.3%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income statement data reflects reclassifications from the prior years presentation to (1) exclude additional franchises sold and terminated or identified for sale subsequent to September 30, 2004 which had not been previously included in discontinued operations and (2) include franchises which had been identified for sale as of September 30, 2004, but which we have now decided to retain and operate.
(2)	Includes Buick, Chevrolet, GMC, Oldsmobile, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Acura, Hummer, Infiniti, Jaguar, Land Rover, Maybach, Morgan, Porsche and Saab
(5)	Includes Isuzu, KIA, Mini, Scion and Subaru

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date they were acquired. Our unaudited condensed consolidated financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to September 30, 2005. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

Operating results were affected by four hurricanes in the third quarter of 2004 and by a hurricane disruption in the third quarter of 2005. While the hurricanes in 2004 mainly impacted our Florida dealerships, the effects of the hurricane in 2005 impacted our Houston region dealerships. As a result, higher revenues in our Florida region of $28.1 million for the three months ended September 30, 2005 were offset by a $21.3 million decrease in revenues in our Houston region. Although difficult to determine due to the element of business interruption, we believe the effect on profitability of the hurricane in 2005 was similar to the effect on profitability of the hurricanes in 2004.

Revenues

New Vehicles:

	For the Three Months Ended		Units or $ Change	%	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2004	9/30/2005		Change	9/30/2004	9/30/2005
New Vehicle Units
Same Store	39,435	42,856	3,421	8.7%	109,476	114,916	5,440	5.0%
Acquisitions	—	893	893		1,030	4,580	3,550

Total as Reported	39,435	43,749	4,314	10.9%	110,506	119,496	8,990	8.1%

New Vehicle Revenue (in thousands)
Same Store	$1,165,594	$1,243,083	$77,489	6.6%	$3,197,335	$3,407,295	$209,960	6.6%
Acquisitions	—	45,001	45,001		42,929	210,035	167,106

Total as Reported	$1,165,594	$1,288,084	$122,490	10.5%	$3,240,264	$3,617,330	$377,066	11.6%

New Vehicle Revenue per Unit
Same Store	$29,557	$29,006	$(551)	(1.9%)	$29,206	$29,650	$444	1.5%

New unit sales at our import dealerships increased by 3,402 units, or 13.7%, and 6,279 units, or 9.2%, for the three and nine months ended September 30, 2005, respectively, as compared to the same periods last year, which outpaced reported industry-wide import new unit sales increases of 10.1% and 6.0% for the same periods. Our domestic new unit sales remained relatively flat compared to the three month period last year, and decreased by 839 units, or 2.0%, over the previous year nine month period. The industry’s domestic unit sales increased 0.7% and 0.6% during the same time periods, respectively. Our GM (excluding Cadillac) stores unit volume benefited from very strong fleet sales in the third quarter of 2005, which increased 1,332 units, or 121.4%, when compared to the third quarter of 2004. During the nine month period ended September 30, 2005, these stores experienced similar fleet unit volume increases (up 1,502 units, or 49.8%). Excluding fleet sales, our GM (excluding Cadillac) stores had the largest decrease in new retail units of our domestic brands for the three months ended September 30, 2005, decreasing by 563 units, or 12.4%. For the nine months ended September 30, 2005, our Ford stores experienced the largest decrease (down 1,111 units, or 12.3%), as compared to the prior year. These decreases can be primarily attributed to both the highly competitive truck and SUV market and the related impact of higher gasoline prices on customer vehicle preference. Lower demand as a result of the expiration of employee pricing programs also contributed to these decreases.

Our import dealerships had an average price per unit increase of 2.5% for the three and nine month periods ended September 30, 2005, respectively. The price increases were primarily due to the change in sales mix for the quarter compared to the same period in 2004. Specifically, our Honda dealerships had a greater percentage of truck and van sales. In addition, as newer models typically sell at higher prices than older models during the model change-over period, price per unit was also positively impacted due to selling more 2006 models in the third quarter of 2005 than 2005 models sold in the third quarter of 2004. Our domestic dealerships had an average unit price decrease of 9.5% for the three months ended September 30, 2005 and a slight increase for the nine months ended September 30, 2005, as compared to the prior year. The price decrease in the current quarter can be primarily attributed to a shift in sales from trucks and SUVs to cars, customers trading down to more fuel efficient vehicles and lower retail pricing offered by GM and Ford. Despite lower new retail prices at our Ford stores, fleet sales partially offset this overall decrease with an average price per unit increase of $3,081 or 12.3%, and $4,140 or 17.1%, for the quarter and year to date periods ended September 30, 2005, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Used Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2004	9/30/2005			9/30/2004	9/30/2005
Used Vehicle Units
Same Store	16,965	17,974	1,009	5.9%	48,761	49,977	1,216	2.5%
Acquisitions	—	265	265		390	2,026	1,636

Total as Reported	16,965	18,239	1,274	7.5%	49,151	52,003	2,852	5.8%

Used Vehicle Revenue (in thousands)
Same Store	$299,219	$316,772	$17,553	5.9%	$840,853	$875,260	$34,407	4.1%
Acquisitions	—	8,069	8,069		13,188	58,283	45,095

Total as Reported	$299,219	$324,841	$25,622	8.6%	$854,041	$933,543	$79,502	9.3%

Used Vehicle Revenue per Unit
Same Store	$17,637	$17,624	$(13)	(0.1%)	$17,244	$17,513	$269	1.6%

Used vehicle unit sales increased despite lower activity at our domestic stores, which were down 356 units, or 4.8%, and 961 units, or 4.5%, for the three and nine months ended September 30, 2005, respectively. We expect the retail environment for used vehicles to remain stable for the remainder of 2005. The increase in the average price per unit of 1.6% for the nine months ended September 30, 2005 was mostly attributable to an increase in certified pre-owned (“CPO”) sales as a percentage of total used vehicle sales and a continuing shift in our dealership mix towards more luxury dealerships. CPO sales as a percentage of total used vehicle sales increased from 44.2% to 48.2% during the three month period and from 44.0% to 48.1% during the nine month period ended September 30, 2005, as compared to the same periods in 2004.

Wholesale Vehicles:

	For the Three Months Ended		Units or $ Change	% Change	For the Nine Months Ended		Units or $ Change	% Change
	9/30/2004	9/30/2005			9/30/2004	9/30/2005
Wholesale Vehicle Units
Same Store	15,003	15,823	820	5.5%	41,489	43,342	1,853	4.5%
Acquisitions	624	821	197		2,028	3,322	1,294

Total as Reported	15,627	16,644	1,017	6.5%	43,517	46,664	3,147	7.2%

Wholesale Vehicle Revenue (in thousands)
Same Store	$123,916	$130,688	$6,772	5.5%	$334,550	$361,410	$26,860	8.0%
Acquisitions	9,535	11,345	1,810		28,927	47,217	18,290

Total as Reported	$133,451	$142,033	$8,582	6.4%	$363,477	$408,627	$45,150	12.4%

Wholesale Revenue per Unit
Same Store	$8,259	$8,259	$—	0.0%	$8,064	$8,339	$275	3.4%

Higher revenues realized in the third quarter of 2005 were driven solely by an increase in unit sales while the comparison of the nine month periods benefited from increased unit volume and a unit price increase. Wholesale pricing fluctuations followed those experienced in used retail sales and were consistent with the industry for both the three and nine months ended September 30, 2005.

Parts, Service and Collision Repair (“Fixed Operations”):

	For the Three Months Ended		$ Change	% Change	For the Nine Months Ended		$ Change	% Change
	9/30/2004	9/30/2005			9/30/2004	9/30/2005
Fixed Operations Revenue (in thousands)
Same Store	$257,008	$266,826	$9,818	3.8%	$723,341	$748,412	$25,071	3.5%
Acquisitions	117	12,876	12,759		13,202	64,954	51,752

Total as Reported	$257,125	$279,702	$22,577	8.8%	$736,543	$813,366	$76,823	10.4%

For the quarter and nine month periods ended September 30, 2005, parts and service revenue increased and collision repair revenue decreased over the same periods last year. Strong customer pay increases of $6.0 million, or 6.5%, and $11.1 million, or 4.2%, for the three and nine month periods ended September 30, 2005, respectively, were primarily responsible for these parts and service increases. Both import and luxury brands drove the majority of the increases in customer pay for the three month period ended

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2005 (up $2.5 million, or 10.4%, and $3.5 million, or 10.2%, respectively). For the nine month period comparison, our BMW and Lexus stores accounted for an increase of $5.7 million or, 17.0%, and $1.9 million, or 11.4%, respectively, of the customer pay increase. Warranty revenues increased $1.3 million, or 0.9%, in the three month period ended September 30, 2005, compared to the same period last year. The increase was due to strength in our BMW, Toyota and Ford stores. Warranty revenues were down slightly for the nine month period comparison. Collision revenues declined approximately $0.4 million, or 2.4%, and $0.5 million, or 1.2%, for the three and nine month period comparisons, respectively. Declines in collision revenues in both periods were primarily due to the closure of one collision repair facility in the fourth quarter of 2004.

Finance, Insurance and Other:

	For the Three Months Ended		$ Change	% Change	For the Nine Months Ended		$ Change	% Change
	9/30/2004	9/30/2005			9/30/2004	9/30/2005
Finance, Insurance and Other Revenue (in thousands)
Same Store	$49,553	$51,275	$1,722	3.5%	$134,293	$139,636	$5,343	4.0%
Acquisitions	763	1,559	796		4,446	8,742	4,296

Total as Reported	$50,316	$52,834	$2,518	5.0%	$138,739	$148,378	$9,639	6.9%

Total F&I Revenue per Unit Same Store, Excluding Fleet Units	$930	$901	$(29)	(3.1)%	$905	$902	$(4)	(0.4)%

An overall retail unit increase was primarily responsible for the increase in finance, insurance and other revenues for the quarter ended September 30, 2005 as compared to the same period last year. Also contributing to the overall increase was an increase in the sale of other aftermarket products as a result of a more managed approach with an emphasis on the balanced sale of a broader offering of these products.

Gross Profit and Gross Margins

Overall same store gross profit as a percentage of revenues (“gross margin”) increased from 15.0% to 15.1% for the three months ended September 30, 2005 and decreased from 15.4% to 15.2% for the nine months ended September 30, 2005, as compared to the same periods last year. For the three and nine month periods ended September 30, 2005, new vehicle gross margins increased 10 basis points and decreased 30 basis points, respectively, while used vehicle gross margins increased 60 basis points and 20 basis points, respectively. Gross margins related to our Fixed Operations increased by 50 basis points and 20 basis points, respectively, over the same periods. We expect new vehicle margins to stabilize and remain competitive. Revenue mix also contributed to the decline in overall gross margin for the nine month period ended September 30, 2005 as shown in the following table:

	For the Three Months Ended		Basis Point Change	For the Nine Months Ended		Basis Point Change
	9/30/2004	9/30/2005		9/30/2004	9/30/2005
Revenues as a Percentage of Total Revenues
New Vehicles	61.5%	61.9%	40	61.1%	61.6%	50
Used Vehicles	15.8%	15.8%	—	16.1%	15.8%	(30)
Wholesale Vehicles	6.5%	6.5%	—	6.4%	6.5%	10
Fixed Operations	13.6%	13.3%	(30)	13.8%	13.5%	(30)
Finance, Insurance and Other	2.6%	2.5%	(10)	2.6%	2.6%	—

Total Revenues	100.0%	100.0%	—	100.0%	100.0%	—

Selling, General and Administrative Expenses (“SG&A”)

For the three month and nine month periods ended September 30, 2005, respectively, reported SG&A expenses increased $13.5 million, or 5.9%, and $61.9 million, or 9.6%. Same store dealerships accounted for $8.1 million and $24.1 million of the increase for the quarter and year to date periods, respectively, while acquisitions made up $5.4 million and $37.8 million of the increase over the same periods. While SG&A expenses increased over each comparison period on a dollar basis, as a percentage of gross profit, SG&A expenses decreased in both the quarter and year to date periods (330 and 30 basis point decreases for the three and nine month periods, respectively) primarily due to increases in gross profit. The largest contributors to the 330 basis point decrease were relative reductions in sales compensation and other expenses.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Same store advertising expenses increased $0.6 million and $3.3 million for the three and nine month periods, respectively. Just as in the first half of the year, higher advertising expenses can be attributed primarily to a targeted approach to allocating advertising dollars to certain brands in key markets. Higher retail unit volume caused compensation expense to increase $6.4 million and $13.0 million for the quarter and year to date periods, respectively, on a same store basis. Compensation expense decreased 40 and 20 basis points, respectively, as a percentage of gross profit, for the three and nine month periods. Same store rent expense increased $1.2 million and $3.0 million for the three and nine month periods, respectively, due to consumer price-index increases and increases on variable rate dealership leases. Other expenses were flat on a dollar basis for the quarter and increased $4.9 million for the year to date period ending September 30, 2005. However, as a percentage of gross profit, other expenses declined in both periods, 120 and 20 basis points, respectively, for the three and nine month periods.

Depreciation and Amortization

Reported depreciation and amortization expense increased over the comparable three and nine month periods by $0.9 million, or 22.3%, and $1.6 million, or 14.1%, respectively. This increase was due to acquisitions, the completion of leasehold improvement projects and other general capital expenditures.

Interest Expense, Floor Plan

The weighted average floor plan interest rate incurred by continuing dealerships was 4.43% for the quarter ended September 30, 2005, compared to 2.79% for the quarter ended September 30, 2004, which increased floor plan interest expense by approximately $3.7 million. The average notes payable-floor plan balance from continuing dealerships decreased to $863.4 million during the third quarter of 2005 from $891.9 million during the third quarter of 2004, resulting in decreased floor plan interest expense of approximately $0.3 million.

The weighted average floor plan interest rate incurred by continuing dealerships was 4.13% for the nine months ended September 30, 2005, compared to 2.68% for the nine months ended September 30, 2004, which increased floor plan interest expense by approximately $9.8 million. The average notes payable-floor plan balance from continuing dealerships increased to $920.8 million during the first nine months of 2005 from $904.9 million during the first nine months of 2004, resulting in increased floor plan interest expense of approximately $0.5 million.

Our floor plan interest expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against cost of sales upon the sale of the vehicle. During the three and nine months ended September 30, 2005, respectively, the amounts we recognized in our consolidated statements of income (for continuing dealerships) from floor plan interest assistance exceeded our floor plan interest expense by approximately $0.3 million and $0.6 million. In the three and nine months ended September 30, 2004, floor plan assistance exceeded floor plan interest expense by approximately $3.1 million and $9.3 million, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Other

Changes in interest expense, other in 2005 compared to 2004 are summarized in the table below:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
	Increase/(decrease) (in millions)	Increase/(decrease) (in millions)
Interest rates –
• Increase in the average interest rate on the Revolving Credit Facility from 4.10% to 6.06% and from 3.95% to 5.71% for the three and nine months ended September 30, 2005, respectively	$1.6	$3.7
Debt balances –
• Decrease in balance in the average balance of the Revolving Credit Facility	(0.7)	(0.6)
• Notes Payable to a Finance Company assumed in 2004 acquisition	—	0.3
Other factors –
• Decrease in capitalized interest	0.1	0.4
• Incremental interest savings related to floating to fixed interest rate swaps	(1.0)	(3.4)
• Incremental interest expense related to fixed to floating interest rate swaps	0.6	2.2
• Increase associated with interest allocated to discontinued operations	0.1	0.3
• Increase in other expense, net	—	0.3

	$0.7	$3.2

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to meet these requirements.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations is generated by these subsidiaries. As a result, our cash flows and ability to service debt depend to a substantial degree on the results of operations of our subsidiaries and their ability to provide us with cash. Uncertainties in the economic environment as well as uncertainties associated with the ultimate resolution of geopolitical conflicts may therefore affect our overall liquidity.

Floor Plan Facilities

The weighted average interest rate for all of our floor plan facilities (both continuing and discontinued operations) was 4.52% and 2.81% for the three months ended September 30, 2005 and 2004, respectively, and 4.20% and 2.71% for the nine months ended September 30, 2005 and 2004, respectively. In the third quarter of 2005, we received approximately $9.4 million in manufacturer assistance, which was approximately $1.1 million less than the amount we paid for floor plan interest. In the first nine months of 2005, we received approximately $29.6 million in manufacturer assistance, which was approximately $1.9 million less than the amount we paid for floor plan interest. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of September 30, 2005.

Long-Term Debt and Credit Facilities

The Revolving Credit Facility: At September 30, 2005, our Revolving Credit Facility had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $556.7 million at September 30, 2005). The amount available to be borrowed under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At September 30, 2005, we had $60.4 million in letters of credit outstanding and $229.0 million of borrowing availability. On October 6, 2005, we extended the maturity on the Revolving Credit Facility from October 31, 2006 to January 31, 2007.

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

At September 30, 2005, the outstanding balance and availability on our long-term debt and credit facilities were as follows (in thousands):

	Interest Rate (1)	Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures January 2007)	LIBOR + 2.55%	$260,625	$228,991
Senior Subordinated Notes (mature August 2013)	8.625%	$272,126
Convertible Senior Subordinated Notes (mature May 2009) (2)	5.25%	$127,898
Mortgage Facility:
Construction Loan (matures December 2007) (3)	LIBOR + 2.25%	$—	$50,000
Permanent Loan (matures December 2012) (3)	LIBOR + 2.00%	$—	$100,000
Notes Payable to a Finance Company (mature November 2015 through September 2016)	10.19%(4)	$30,751

(1)	Six-month LIBOR was 4.23% at September 30, 2005.
(2)	Notes were not convertible at any time during the three months ended September 30, 2005.
(3)	Total combined borrowings under the Construction and Permanent Loans are limited to $100,000. We do not currently intend to borrow on the Construction and Permanent Loans in the future.
(4)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of September 30, 2005.

Dealership Acquisitions and Dispositions

In the first nine months of 2005, we acquired franchises for an aggregate purchase price of $52.6 million in cash, net of cash acquired, using cash from operations and borrowings under the Revolving Credit Facility. During the first nine months of 2005, our disposition of 14 franchises generated cash of $12.0 million.

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real estate. As a result, dealership facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting operating leases generally have initial terms of 10-15 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. During the first nine months of 2005, we sold $1.9 million in dealership facilities in sale-leaseback transactions.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first nine months of 2005 were approximately $51.1 million, of which approximately $32.0 million related to the construction of new dealership facilities and collision repair centers. Once completed, these new dealership facilities and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the first nine months of 2005 expected to be sold within a year in sale-leaseback transactions or sold in 2005 were $15.7 million. We do not expect any significant gains or losses from these sales. As of September 30, 2005, commitments for facilities construction projects totaled approximately $25.1 million. We expect $12.0 million of this amount to be financed through future sale-leaseback transactions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program

As of September 30, 2005, our Board of Directors had authorized our management to expend up to $185.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first nine months of 2005, we repurchased 237,500 shares for approximately $4.9 million, which was offset by proceeds received from the exercise of stock options under stock compensation plans of $7.4 million. As of October 28, 2005, we had $27.9 million remaining to repurchase shares under our Board authorization.

Dividends

During the third quarter of 2005, our Board of Directors approved a quarterly cash dividend of $0.12 per share for shareholders of record on September 15, 2005, which was paid on October 15, 2005. Subsequent to September 30, 2005, our Board of Directors has also approved a quarterly cash dividend of $0.12 per share for stockholders of record on December 15, 2005, which will be paid on January 15, 2006.

Cash Flows

For the nine months ended September 30, 2005, net cash provided by operating activities was approximately $139.8 million, which consisted of net income in addition to proceeds from working capital accounts, offset by payments on notes payable-floor plan trade. Non-cash items such as depreciation and gains on disposals of assets also contributed to the positive operating cash flow. Net cash used in investing activities for the first nine months of 2005 was $78.1 million, which consisted mostly of capital expenditures on property and equipment and dealership acquisitions, which was partially offset by proceeds received from dealership dispositions and sale-leaseback transactions. Net cash used in financing activities for the nine months ended September 30, 2005 was $65.2 million, comprised mostly of the payment of notes payable-floor plan – non-trade, the payment of dividends of $15.1 million and purchases of treasury stock of $4.9 million, which was offset by borrowings under the Revolving Credit Facility of $22.0 million and issuances of stock under our stock compensation plans of $7.4 million.

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

In connection with franchise dispositions, certain of our dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of September 30, 2005 was approximately $62.7 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, we have obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of our franchises, we generally agree to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, we estimate our maximum exposure associated with these general indemnifications was approximately $20.7 million at September 30, 2005. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Seasonality

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue, operating profits and cash flows than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in, and may adversely affect, our profitability and new vehicle demand. Parts and service demand remains more stable throughout the year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate notes payable–floor plan, Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1.2 billion at September 30, 2005 and September 30, 2004. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $9.9 million in the first nine months of 2005. Of the total change in interest expense, approximately $6.7 million would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the nine months ended September 30, 2005, the amounts we paid for floor plan interest expense for both our continuing and discontinued operations exceeded manufacturer floor plan assistance received by approximately $1.9 million. During the nine month period ended September 30, 2004, amounts we received from manufacturer floor plan assistance exceeded our floor plan interest expense by approximately $9.2 million. A change of 100 basis points in the underlying interest rate would have caused estimated changes in floor plan assistance of approximately $5.8 million in the first nine months of 2005.

In addition to our variable rate debt, approximately 25% of our dealership facility lease agreements’ monthly lease payments fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low. A change of 100 basis points in LIBOR would have caused estimated changes in our rent expense of approximately $2.7 million in the first nine months of 2005.

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

Item 4: Controls and Procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal accounting officer, who is currently responsible for performing certain functions of our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal accounting officer, who is currently responsible for performing certain functions of our principal financial officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There were no changes in our internal control over financial reporting during the past fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During August 2005, we experienced the departure of our Chief Financial Officer. We have appointed our Chief Accounting Officer to serve as principal accounting officer and to perform certain of the functions of principal financial officer. At the end of the period covered by this report, the Chief Accounting Officer performed the evaluation of disclosure controls and procedures required to be conducted and performed the analysis necessary to provide the certifications to this quarterly report required to be given by the principal financial officer who recently departed.

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

In June 2005, our Texas dealerships and several other dealership defendants entered into a settlement agreement with the plaintiffs in both the state and the federal cases that would settle each of the cases on behalf of our Texas dealerships. The settlements are contingent upon court approval, and the court has not yet scheduled a date for a hearing on that approval. The estimated expense of the proposed settlements is not a material amount to our company as a whole, and it includes our Texas dealerships issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, our Texas dealerships would continue to itemize and pass through to the customer the cost of the inventory tax. If the TADA matters are not settled, our Texas dealership subsidiaries would then vigorously defend themselves and assert available defenses. In addition, we may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters could result in the payment of significant costs and damages and negatively impact our Texas dealerships’ ability to itemize and pass through to the customer the cost of the vehicle inventory tax in the future, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

Our company is also a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. We intend to continue our vigorous defense of this lawsuit, including the aforementioned appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Class A Common Stock during the quarter ended September 2005. We currently have approximately $27.9 million of authorization remaining under the publicly announced repurchase authorizations adopted by our Board of Directors. These repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000

Total	$185,000

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Consulting Agreement dated August 23, 2005 between Sonic and E. Lee Wyatt, Jr. (1)

31.1	Certification of Mr. Greg D. Young pursuant to Rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. Greg D. Young pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

(1)	Indicates a management contract or compensatory plan or arrangement.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Exhibit 99.1 of this Form 10-Q and elsewhere in this report, as well as:

•	our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures, our share repurchase program, and general operating activities;

•	the reputation and financial condition of vehicle manufacturers whose brands we represent, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	high competition in the automotive retailing industry which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire; and

•	our ability to successfully integrate recent and potential future acquisitions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consulting Agreement dated August 23, 2005 between Sonic and E. Lee Wyatt, Jr. (1)

31.1	Certification of Mr. Greg D. Young pursuant to Rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. Greg D. Young pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

(1)	Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: November 2, 2005	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: November 2, 2005	By:	/s/ Greg D. Young
Greg D. Young
Vice President and Chief Accounting Officer