Form 10-K
period 2005-12-31
SONIC AUTOMOTIVE INC
filed 2006-03-15
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-13395

SONIC AUTOMOTIVE, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	56-2010790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6415 IDLEWILD ROAD, SUITE 109 CHARLOTTE, NORTH CAROLINA	28212
(Address of Principle Executive Offices)	(Zip Code)

(704) 566-2400

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Common Stock, $.01 Par Value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $626,656,401 based upon the closing sales price of the registrant’s Class A common stock on June 30, 2005 of $21.26 per share. As of March 1, 2006 there were 30,054,862 shares of Class A common stock, par value $.01 per share, and 12,029,375 shares of Class B common stock, par value $.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2006 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

This Annual Report on Form 10-K contains numerous “forward-looking statements” within the meaning of the Private Litigation Securities Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	future acquisitions or dispositions;

•	industry trends;

•	general economic trends, including employment rates and consumer confidence levels;

•	vehicle sales rates and same store sales growth;

•	our financing plans; and

•	our business and growth strategies.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of this Form 10-K and elsewhere in this report, as well as:

•	our ability to generate sufficient cash flows or obtain additional financing to support acquisitions, capital expenditures, our share repurchase program, dividends on our Common Stock and general operating activities;

•	the reputation and financial condition of vehicle manufacturers whose brands we represent, the financial incentives they offer and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire; and

•	the timing of and our ability to successfully integrate recent and potential future acquisitions.

PART I

Item 1.	Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of March 1, 2006, we operated 175 dealership franchises at 152 dealership locations, representing 37 different brands of cars and light trucks, and 38 collision repair centers in 15 states. Each of our dealerships provides comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance; warranty, paint and repair services; and (3) arrangement of extended service contracts, financing and insurance and other aftermarket products (collectively, “F&I”) for our automotive customers.

The following charts depict the diversity of our sources of revenue and gross profit for the year ended December 31, 2005:

Our dealership network is geographically organized into divisional and regional dealership groups. As of December 31, 2005, we operated dealerships in the following geographic markets:

Market	Number of Dealerships	Number of Franchises	Percent of 2005 Total Revenue
North/South Carolina/Georgia	20	23	11.2%
Alabama/Tennessee	16	19	9.5%
Florida	15	19	9.6%
Ohio	6	9	2.4%
Michigan	6	6	3.1%
Mid-Atlantic	4	5	3.8%

Eastern Division	67	81	39.6%
Houston	17	21	14.9%
Dallas	9	10	8.1%
Oklahoma	8	7	4.7%

Central Division	34	38	27.7%
North Bay	11	13	8.1%
South Bay	11	11	7.8%
Los Angeles North	13	17	7.0%
Los Angeles South	6	6	3.4%
San Diego	2	2	1.7%
Las Vegas	4	4	2.7%
Colorado	3	3	2.0%

Western Division	50	56	32.7%

	151	175	100.0%

During 2005, we acquired five dealerships, representing five franchises, disposed of 13 dealerships, representing 20 franchises, and terminated two franchises. We expect to continue to limit our acquisition activity to approximately 10% of annual revenues each year. This will allow us to continue to reduce our leverage, maintain liquidity for our dividend and share repurchase activities and also allow our management infrastructure to focus on improving operating performance and integrating acquired dealerships. For additional discussion regarding our growth and the effect on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The automotive retailing industry remains highly fragmented and we believe that further consolidation is likely. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships.

BUSINESS STRATEGY

Further Develop Strategic Markets and Brands.    Our growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California, that on average are experiencing population growth that exceeds the national average. Where practicable, we also seek to acquire stable franchises that we believe have above average sales prospects. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2005, 79.4% of our total new vehicle revenue was generated by import and luxury dealerships, which generally have higher operating margins and lower inventory levels. We expect this trend toward more import and luxury dealerships to continue in the near future as we enrich our portfolio of dealerships and replace revenue lost through divestitures of under-performing dealerships.

The following table depicts the breakdown of our total new vehicle revenue by brand for each of the past three years:

	Percentage of New Vehicle Revenue
	Year Ended December 31,
Brand (1)	2003	2004	2005
Honda	15.5%	13.1%	14.2%
BMW	10.3%	12.3%	13.5%
Toyota	12.5%	10.9%	10.4%
Cadillac	12.4%	12.2%	10.0%
General Motors (2)	11.0%	11.0%	9.5%
Ford	11.8%	9.8%	8.9%
Lexus	5.1%	6.3%	6.9%
Mercedes	3.1%	3.3%	6.0%
Volvo	3.9%	4.0%	3.4%
Nissan	2.7%	2.7%	2.5%
Chrysler (3)	2.7%	2.5%	2.2%
Volkswagen	1.6%	1.8%	1.6%
Hyundai	1.3%	1.6%	1.6%
Audi	1.0%	1.5%	1.5%
Other Luxury (4)	3.7%	5.2%	5.4%
Other (5)	1.4%	1.8%	2.4%

Total	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income statement data reflects reclassifications for all years presented to exclude additional franchises sold, identified for sale, or terminated subsequent to December 31, 2004 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Acura, Hummer, Infiniti, Jaguar, Land Rover, Maybach, Morgan, Porsche and Saab
(5)	Includes Isuzu, KIA, Mini, Mitsubishi, Scion and Subaru

Increase Sales of Higher Margin Products and Services.    We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products (“F&I”):    Each sale of a new or used vehicle provides us with an opportunity to earn financing fees and insurance commissions and to sell extended service contracts and other aftermarket products. We currently offer a wide range of nonrecourse financing, leasing, other aftermarket products, service contracts and insurance products to our customers. We believe there are opportunities at acquired dealerships to increase earnings from the sale of finance, other aftermarket products, insurance and service contracts. We are continuing to emphasize menu-selling techniques and other best practices to increase our sales of extended service contracts.

Rate spread is another term for the commission earned by our dealerships for arranging vehicle financing for consumers. The amount of the commission could be zero, a flat fee or an actual spread between the interest rate charged to the consumer and the interest rate provided by the direct financing source (bank, credit union or manufacturers’ captive finance company). We have established caps on the potential rate spread our dealerships can earn with all finance sources. We believe the rate spread we earn for arranging financing represents value to the consumer in numerous ways, including the following:

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

We operated collision repair centers at 38 locations at March 1, 2006. We believe we can continue to improve these operations by capitalizing on the synergies between our franchised dealerships and our collision repair centers. These synergies include access to customer networks, ready access to parts and the ability to share employees.

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

Emphasize Expense Control.    We continually focus on controlling expenses and expanding margins at the dealerships we acquire and integrate into our organization. We manage these costs, such as advertising and variable compensation expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. Salespersons, sales managers, service managers, parts managers, service advisors, service technicians and the majority of other non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. In addition, dealership management compensation is tied to individual dealership profitability. We believe we can further manage these types of costs through best practices, standardization of compensation plans, controlled oversight and accountability, reducing associate turnover and centralizing and standardizing processes and systems such as a single dealership management system, accounting office consolidation, payroll system consolidation and inventory management technology.

Achieve High Levels of Customer Satisfaction.    We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles in a positive, “consumer friendly” buying environment. Several manufacturers offer specific financial incentives on a per vehicle basis if certain Customer Satisfaction Index (“CSI”) levels (which vary by manufacturer) are achieved by a dealership. In addition, all manufacturers consider CSI scores in approving acquisitions. In order to keep management focused on customer satisfaction, we include CSI results as a component of our incentive-based compensation programs. Based on data from our manufacturers, for the year ended December 31, 2005, 68.1% and 63.9% of our dealerships exceeded the national average for customer satisfaction in sales and service, respectively.

Reduce Leverage.    In connection with our acquisition pace of 10% of annual revenues and our targeted franchise divestiture program, we are also focused on reducing our leverage. Prior to 2004, we maintained a long-term debt to total capital ratio of approximately 48% to 52%, depending on the timing of our acquisitions. We believe that the current acquisition pace will allow us to reduce our long-term debt to total capital ratio to 40% over the next few years. At December 31, 2005, our long-term debt to total capital ratio net of cash and cash equivalents was 46.0%.

Relationships with Manufacturers

Each of our dealerships operates under a separate franchise or dealer agreement that governs the relationship between the dealership and the manufacturer. In general, each dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most manufacturers allocate vehicles on a “turn and earn” basis that rewards high volume. A dealer agreement requires the dealer to meet specified standards regarding showrooms, facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training and other aspects of the business. Each dealer agreement also gives the related manufacturer the right to approve the dealer operator and any material change in management or ownership of the dealership. Each manufacturer may terminate a dealer agreement under certain circumstances, such as a change in control of the dealership without manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealer operator, the conviction of the dealership or the dealership’s owner or dealer operator of certain crimes, the failure to adequately operate the dealership or maintain wholesale financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the dealer agreement.

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

Competition

The retail automotive industry is highly competitive. Depending on the geographic market, we compete both with dealers offering the same brands and product lines as ours and dealers offering other manufacturers’ vehicles. We also compete for vehicle sales with auto brokers, leasing companies and services offered on the Internet that provide customer referrals to other dealerships or who broker vehicle sales between customers and other dealerships. We compete with small, local dealerships and with large multi-franchise auto dealerships.

We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer an attractive selection of the most popular vehicles, the location of dealerships, pricing (including manufacturer rebates and other special offers) and the quality of customer service. Other competitive factors include customer preference for makes of automobiles and manufacturer warranties.

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

We do not have any known material environmental liabilities and we believe that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition and cash flows. However, soil and groundwater contamination is known to exist at certain properties used by us. Further, environmental laws and regulations are complex and subject to frequent change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. We cannot assure you that compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional expenditures by us, or that such expenditures will not be material.

Executive Officers of the Registrant

The executive officers are elected annually by, and serve at the discretion of, our Board of Directors. Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	79	Chairman, Chief Executive Officer and Director
B. Scott Smith	38	Vice Chairman, Chief Strategic Officer and Director
Jeffrey C. Rachor	44	President, Chief Operating Officer and Director
David P. Cosper	51	Executive Vice President and Treasurer
Mark J. Iuppenlatz	46	Executive Vice President of Corporate Development

O. Bruton Smith, 79, is our Chairman, Chief Executive Officer and a director and has served as such since our organization in January 1997, and he currently is a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Lowe’s Motor Speedway, Las Vegas Motor Speedway, Infineon Raceway and Texas Motor Speedway. He is also an executive officer or a director of most of SMI’s operating subsidiaries.

B. Scott Smith, 38, is our Vice Chairman and Chief Strategic Officer. Prior to his appointment as Vice Chairman and Chief Strategic Officer in October 2002, Mr. Smith was President and Chief Operating Officer from April 1997 until October 2002. Mr. Smith has been a director of our company since our organization in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith, who is the son of O. Bruton Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over nineteen years experience in the automobile dealership industry.

Jeffrey C. Rachor, 44, is our President and Chief Operating Officer. Prior to his promotion to President in April 2004, Mr. Rachor served as Executive Vice President and Chief Operating Officer, a position he held since October 2002. In May 1999, Mr. Rachor was appointed a director of our company and in November 1999 was promoted to executive officer status as Executive Vice President of Retail Operations. He originally joined us as the Regional Vice President—Mid-South Region upon our 1997 acquisition of dealerships in Chattanooga, Tennessee and was subsequently promoted to Vice President of Retail Operations in September 1998 and again promoted to Executive Vice President—Retail Operations in October 1999. Mr. Rachor has over twenty years of experience in automobile retailing and was the Chief Operating Officer of the Chattanooga dealerships from 1989 until their acquisition by us in 1997.

David P. Cosper, 51, is our Executive Vice President and Treasurer. Mr. Cosper was also appointed as our Chief Financial Officer, and will begin performing the functions of principal financial officer, effective on the first business day following the filing of this Annual Report on Form 10-K. Prior to assuming those positions, Mr. Cosper had served as Assistant Treasurer of Ford Motor Company since 2001. From 1979 when he joined Ford Motor Company, Mr. Cosper served in a variety of positions at Ford Motor Company and Ford Motor Credit, including Vice President and Treasurer of Ford Motor Credit and Executive Director of Corporate Finance at Ford Motor Company. In such positions, Mr. Cosper was responsible for international treasury issues, risk management, trading and treasury operations, systems and accounting, as well as profit analysis, business planning and competitive and strategic analysis.

Mark J. Iuppenlatz, 46, is our Executive Vice President of Corporate Development. In April 2004, Mr. Iuppenlatz was promoted to Executive Vice President from Senior Vice President, a position which he had held since May 2002. Prior to May 2002, he served as our Vice President of Corporate Development from August 1999. Before joining us, Mr. Iuppenlatz served as the Executive Vice President—Acquisitions and Chief Operating Officer of Mar Mar Realty Trust (“MMRT”), a real estate investment trust specializing in sale/leaseback financing of automotive-related real estate, from September 1998 to August 1999. From 1996 to September 1998, Mr. Iuppenlatz was employed by Brookdale Living Communities, Inc., a company that owns, operates, develops and manages luxury senior housing communities, where he was responsible for the company’s development operations. From 1994 to 1996, he served as Vice President of Schlotzky’s, Inc., a publicly traded restaurant chain. From 1991 to 1994, Mr. Iuppenlatz served in Spain as the director of marketing and the assistant director of development for Kepro S.A., a real estate development company.

Employees

As of March 1, 2006, we employed approximately 11,300 people. We believe that our relationships with our employees are good. Approximately 240 of our employees, primarily service technicians in our Northern California markets, are represented by a labor union. Because of our dependence on the manufacturers, however, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturer’s manufacturing facilities.

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

Item 1A:	Risk Factors

Risks Related to Our Indebtedness

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of December 31, 2005, our total outstanding indebtedness was approximately $1,757.3 million, including the following:

•	$131.7 million under a revolving credit facility;

•	$1,042.2 million under standardized secured inventory floor plan facilities, including $52.9 million classified as liabilities held for sale;

•	$128.0 million in 5 1/4% convertible senior subordinated notes due 2009 (the “2002 Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $2.1 million;

•	$156.1 million in 4 1/4% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “2005 Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $3.9 million;

•	$272.3 million in 8 5/8% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.7 million; and

•	$27.0 million of other secured debt, representing $21.3 million in aggregate principal amount plus unamortized premium of approximately $5.7 million.

As of December 31, 2005, we had approximately $358.2 million available for additional borrowings under a revolving credit facility. We also had approximately $100.0 million available under a construction/mortgage credit facility for real estate acquisitions and new dealership construction. We also have significant additional capacity under the floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 2002 Convertibles, 2005 Convertibles and other debt instruments allow us to incur additional indebtedness, including secured indebtedness.

On February 17, 2006, we refinanced our existing revolving credit facility and a portion of our existing floor plan facilities by entering into a new syndicated credit facility (the “New Credit Facility”) providing up to $350.0 million in borrowing availability for working capital and general corporate purposes (the “Revolving Credit Sub-Facility”), up to $700.0 million in borrowing availability for new vehicle inventory floor plan financing, and up to $150.0 million in borrowing availability for used vehicle inventory floor plan financing.

The degree to which we are leveraged could have important consequences to the holders of our securities, including the following:

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

•	a substantial portion of our current cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations and other purposes;

•	some of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates;

•	the indebtedness outstanding under our revolving credit facility and floor plan facilities are secured by a pledge of substantially all the assets of our dealerships; and

•	we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changing market conditions and regulations.

In addition, our debt agreements contain numerous covenants that limit our discretion with respect to business matters, including mergers or acquisitions, paying dividends, incurring additional debt, making capital expenditures or disposing of assets.

An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness would have a material adverse effect on our business, financial condition or results of operations.

Our New Credit Facility, floor plan facilities and the indenture governing our 8.625% Notes contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 2002 Convertibles, 2005 Convertibles and our 8.625% Notes, under the cross default provisions in those agreements or indentures. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon the receipt of sufficient funds from our subsidiaries.

Substantially all of our consolidated assets are held by our subsidiaries and substantially all of our consolidated cash flow and net income are generated by our subsidiaries. Accordingly, our cash flow and ability to service debt depends to a substantial degree on the results of operations of subsidiaries and upon the ability of our subsidiaries to provide us with cash. We may receive cash from our subsidiaries in the form of dividends, loans or otherwise. We may use this cash to service our debt obligations or for working capital. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt. In addition, the ability of our subsidiaries to pay dividends or make loans to us are subject to contractual limitations under the floor plan facilities, minimum net capital requirements under manufacturer franchise agreements and laws of the state in which a subsidiary is organized and depend to a significant degree on the results of operations of our subsidiaries and other business considerations.

Risks Related to Our Relationships with Vehicle Manufacturers

Our operations may be adversely affected if one or more of our manufacturer franchise agreements is terminated or not renewed.

Each of our dealerships operates under a franchise agreement with the applicable automobile manufacturer or distributor. Without a franchise agreement, we cannot obtain new vehicles from a manufacturer. As a result, we are significantly dependent on our relationships with these manufacturers.

Manufacturers exercise a great degree of control over the operations of our dealerships through the franchise agreements. The franchise agreements govern, among other things, our ability to purchase vehicles from the manufacturer and to sell vehicles to customers. Each of our franchise agreements provides for termination or non-renewal for a variety of causes, including any unapproved change of ownership or management. Manufacturers may also have a right of first refusal if we seek to sell dealerships.

Actions taken by manufacturers to exploit their superior bargaining position in negotiating the terms of franchise agreements or renewals of these agreements or otherwise could also have a material adverse effect on our results of operations, financial condition and cash flows. We cannot assure you that any of our existing franchise agreements will be renewed or that the terms and conditions of such renewals will be favorable to us.

Our sales volume and profit margin on each sale may be materially adversely affected if manufacturers discontinue or change their incentive programs.

Our dealerships depend on the manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support dealership new vehicle sales. Manufacturers routinely modify their incentive programs in response to changing market conditions. Some of the key incentive programs include:

•	customer rebates or below market financing on new vehicles;

•	employee pricing;

•	dealer incentives on new vehicles;

•	warranties on new and used vehicles; and

•	sponsorship of used vehicle sales by authorized new vehicle dealers.

Manufacturers are currently offering very favorable incentives to potential customers. A reduction or discontinuation of a manufacturer’s incentive programs may materially adversely affect our profitability.

We depend on manufacturers to supply us with sufficient numbers of popular and profitable new models.

Manufacturers typically allocate their vehicles among dealerships based on the sales history of each dealership. Supplies of popular new vehicles may be limited by the applicable manufacturer’s production capabilities. Popular new vehicles that are in limited supply typically produce the highest profit margins. We depend on manufacturers to provide us with a desirable mix of popular new vehicles. Our operating results may be materially adversely affected if we do not obtain a sufficient supply of these vehicles.

Adverse conditions affecting one or more key manufacturers may negatively impact our profitability.

During 2005, approximately 66.5% of our new vehicle revenue was derived from the sale of new vehicles manufactured by Ford, Honda, General Motors (including Cadillac), BMW and Toyota. Our success depends to a great extent on these manufacturers’:

•	financial condition;

•	marketing;

•	vehicle design;

•	publicity concerning a particular manufacturer or vehicle model;

•	production capabilities;

•	management;

•	reputation; and

•	labor relations.

Events such as labor strikes that may adversely affect a manufacturer may also adversely affect us. In particular, labor strikes at a manufacturer that continue for a substantial period of time could have a material adverse effect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, could limit sales of those vehicles during those periods. This has been experienced at some of our dealerships from time to time. Adverse conditions affecting these and other important aspects of manufacturers’ operations and public relations may adversely affect our ability to sell their automobiles and, as a result, significantly and detrimentally affect our profitability.

During 2005, the financial condition and operating results of both Ford and General Motors deteriorated significantly. As of December 31, 2005, we owned 25 Ford franchises (including Volvo, Land Rover, Lincoln and Mercury) and 41 General Motors (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac) franchises, respectively. Should the financial condition and operating results of either Ford or General Motors continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by either Ford or General Motors could have a material adverse effect on our future results of operation, financial condition or cash flows.

Manufacturer stock ownership restrictions may impair our ability to maintain or renew franchise agreements or issue additional equity.

Some of our franchise agreements prohibit transfers of any ownership interests of a dealership and, in some cases, its parent, without prior approval of the applicable manufacturer. A number of manufacturers impose restrictions on the transferability of our Class A common stock and our ability to maintain franchises if a person acquires a significant percentage of the voting power of our common stock. Our existing franchise agreements could be terminated if a person or entity acquires a substantial ownership interest in us or acquires voting power above certain levels without the applicable manufacturer’s approval. Violations of these levels by an investor are generally outside of our control and may result in the termination or non-renewal of existing franchise agreements or impair our ability to negotiate new franchise agreements for dealerships we acquire. In addition, if we cannot obtain any requisite approvals on a timely basis, we may not be able to issue additional equity or otherwise raise capital on terms acceptable to us. These restrictions may also prevent or deter a prospective acquiror from acquiring control of us. This could adversely affect the market price of our Class A common stock.

The current holders of our Class B common stock maintain voting control over us. However, we are unable to prevent our stockholders from transferring shares of our common stock, including transfers by holders of the Class B common stock. If such transfer results in a change in control, it could result in the termination or non-renewal of one or more of our existing franchise agreements, the triggering of provisions in our agreements with certain manufacturers requiring us to sell our dealerships franchised with such manufacturers and/or a default under our credit arrangements.

Our dealers depend upon vehicle sales and, therefore, their success depends in large part upon customer demand for the particular vehicles they carry.

The success of our dealerships depends in large part on the overall success of the vehicle lines they carry. New vehicle sales generate the majority of our total revenue and lead to sales of higher-margin products and services such as finance, insurance, vehicle protection products and other aftermarket products, and parts and service operations. Although we have sought to limit our dependence on any one vehicle brand, we have focused our new vehicle sales operations in mid-line import and luxury brands.

Our failure to meet a manufacturer’s consumer satisfaction, financial and sales performance requirements may adversely affect our ability to acquire new dealerships and our profitability.

Many manufacturers attempt to measure customers’ satisfaction with their sales and warranty service experiences through manufacturer-determined consumer satisfaction index (“CSI”) scores. The components of CSI vary from manufacturer to manufacturer and are modified periodically. Franchise agreements also may impose financial and sales performance standards. Under our agreements with certain manufacturers, a dealership’s CSI scores, sales and financial performance may be considered a factor in evaluating applications for additional dealership acquisitions. From time to time, some of our dealerships have had difficulty meeting various manufacturers’ CSI requirements or performance standards. We cannot assure you that our dealerships will be able to comply with these requirements in the future. A manufacturer may refuse to consent to an acquisition of one of its franchises if it determines our dealerships do not comply with its CSI requirements or performance standards, which could impair the execution of our acquisition strategy. In addition, we receive incentive payments from the manufacturers based, in part, on CSI scores, which could be materially adversely affected if our CSI scores decline.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or nonrenewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration.

In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on us.

Risks Related to Our Acquisition Strategy

Manufacturers’ restrictions on acquisitions could limit our future growth.

We are required to obtain the approval of the applicable manufacturer before we can acquire an additional dealership franchise of that manufacturer. In determining whether to approve an acquisition, manufacturers may consider many factors such as our financial condition and CSI scores. Obtaining manufacturer approval of acquisitions also takes a significant amount of time, typically three to five months. We cannot assure you that manufacturers will approve future acquisitions or do so on a timely basis, which could impair the execution of our acquisition strategy.

Certain manufacturers also limit the number of its dealerships that we may own, our national market share of that manufacturer’s products or the number of dealerships we may own in a particular geographic area. In addition, under an applicable franchise agreement or under state law, a manufacturer may have a right of first refusal to acquire a dealership that we seek to acquire.

A manufacturer may condition approval of an acquisition on the implementation of material changes in our operations or extraordinary corporate transactions, facilities improvements or other capital expenditures. If we are unable or unwilling to comply with these conditions, we may be required to sell the assets of that manufacturer’s dealerships or terminate our franchise agreement.

Failure to effectively integrate acquired dealerships with our existing operations could adversely affect our future operating results.

Our future operating results depend on our ability to integrate the operations of recently acquired dealerships, as well as dealerships we acquire in the future, with our existing operations. In particular, we need to integrate our management information systems, procedures and organizational structures, which can be difficult. Our growth strategy has focused on the pursuit of strategic acquisitions that either expand or complement our business.

We cannot assure you that we will effectively and profitably integrate the operations of these dealerships without substantial costs, delays or operational or financial problems, due to:

•	the difficulties of managing operations located in geographic areas where we have not previously operated;

•	the management time and attention required to integrate and manage newly acquired dealerships;

•	the difficulties of assimilating and retaining employees; and

•	the challenges of keeping customers.

These factors could have a material adverse effect on our financial condition and results of operations.

We may not adequately anticipate all of the demands that growth through acquisitions will impose.

The automobile retailing industry is considered a mature industry in which minimal growth is expected in total unit sales. Accordingly, our ability to generate higher revenue and earnings in future periods depends in large part on our ability to acquire additional dealerships, manage geographic expansion, control costs in our operations and consolidate both past and future dealership acquisitions into our existing operations. In pursuing a strategy of acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel of acquired dealerships;

•	entering new markets with which we are unfamiliar;

•	potential undiscovered liabilities and operational difficulties at acquired dealerships;

•	disrupting our ongoing business;

•	diverting our limited management resources;

•	failing to maintain uniform standards, controls and policies;

•	impairing relationships with employees, manufacturers and customers as a result of changes in management;

•	increased expenses for accounting and computer systems, as well as integration difficulties;

•	failure to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or renew the franchise agreement on terms acceptable to us; and

•	incorrectly valuing entities to be acquired.

We may not adequately anticipate all of the demands that growth will impose on our systems, procedures and structures.

We may not be able to capitalize on acquisition opportunities because our financial resources available for acquisitions are limited.

We intend to finance our acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A common stock, overall market conditions or the need for manufacturer consent to the issuance of equity securities. Using cash to complete acquisitions could substantially limit our operating or financial flexibility. If we are unable to obtain financing on acceptable terms, we may be required to reduce the scope of our presently anticipated expansion, which could materially adversely affect our overall growth strategy.

In addition, we are dependent to a significant extent on our ability to finance our new vehicle inventory with “floor plan financing.” Floor plan financing arrangements allow us to borrow money to buy a particular vehicle from the manufacturer and pay off the loan when we sell that particular vehicle. We must obtain new floor plan financing or obtain consents to assume existing floor plan financing in connection with our acquisition of dealerships.

Substantially all the assets of our dealerships are pledged to secure the indebtedness under the New Credit Facility and our separate floor plan indebtedness with the respective captive finance subsidiaries of BMW, DaimlerChrysler, Ford and General Motors. Three of the lenders under the New Credit Facility are the respective captive finance subsidiaries of BMW, Nissan and Toyota. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer captive finance subsidiaries are either owned or affiliated with BMW, DaimlerChrysler, Ford, General Motors, Nissan and Toyota, respectively, any deterioriation of our relationship with the particular captive finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

We may not be able to continue executing our acquisition strategy without the costs of future acquisitions escalating.

We have grown our business primarily through acquisitions. We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:

•	the availability of suitable acquisition candidates;

•	competition with other dealer groups for suitable acquisitions;

•	the negotiation of acceptable terms;

•	our financial capabilities;

•	our stock price; and

•	the availability of skilled employees to manage the acquired companies.

We may not be able to determine the actual financial condition of dealerships we acquire until after we complete the acquisition and take control of the dealerships.

The operating and financial condition of acquired businesses cannot be determined accurately until we assume control. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Similarly, many of the dealerships we acquire, including our largest acquisitions, do not have financial statements audited or prepared in accordance with generally accepted accounting principles. We may not have an accurate understanding of the historical financial condition and performance of our acquired entities. Until we actually assume control of business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

Although O. Bruton Smith, our chairman and chief executive officer, and his affiliates have previously assisted us with obtaining financing, we cannot assure you that he will be willing or able to do so in the future.

Our obligations under the New Credit Facility are secured with a pledge of shares of common stock of Speedway Motorsports, Inc., a publicly traded owner and operator of automobile racing facilities. These shares of Speedway Motorsports common stock are beneficially owned by Sonic Financial Corporation (“SFC”), an entity controlled by Mr. Smith. Presently, the $350.0 million borrowing limit of the Revolving Credit Sub-Facility of the New Credit Facility is subject to a borrowing base calculation that is based, in part, on the value of the Speedway Motorsports shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of Speedway Motorsports common stock could reduce the amount we can currently borrow under the Revolving Credit Sub-Facility of the New Credit Facility.

Mr. Smith has also guaranteed additional indebtedness incurred to complete certain dealership acquisitions. Mr. Smith may not be willing or able to provide similar guarantees or credit support in the future. This could impair our ability to obtain acquisition financing on favorable terms.

Risks Related to the Automotive Retail Industry

Increasing competition among automotive retailers reduces our profit margins on vehicle sales and related businesses. Further, the use of the Internet in the car purchasing process could materially adversely affect us.

Automobile retailing is a highly competitive business. Our competitors include publicly and privately owned dealerships, some of which are larger and have greater financial and marketing resources than we do. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to economies of scale or otherwise. In addition, the popularity of short-term vehicle leasing in the past few years has resulted, as these leases expire, in a large increase in the number of late model used vehicles available in the market, which puts added pressure on new and used vehicle margins. We typically rely on advertising, merchandising, sales expertise, service reputation and dealership location to sell new vehicles. Our revenues and profitability could be materially adversely affected if manufacturers decide to enter the retail market directly.

Our financing, insurance, vehicle protection product and other aftermarket product (“F&I”) business and other related businesses, which have higher margins than sales of new and used vehicles, are subject to strong competition from various financial institutions and other third parties.

The Internet has become a significant part of the sales process in our industry. Customers are using the Internet to compare pricing for cars and related F&I services, which may further reduce margins for new and used cars and profits for related F&I services. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other franchise groups have aligned themselves with services offered on the Internet or are investing heavily in the development of their own Internet capabilities, which could materially adversely affect our business.

Our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues or profitability could be materially adversely affected if any of our manufacturers award franchises to others in the same markets where we operate or if existing franchised dealers increase their market share in our markets.

As we seek to acquire dealerships in new markets, we may face increasingly significant competition as we strive to gain market share through acquisitions or otherwise. Our gross margins may decline over time as we expand into markets where we do not have a leading position.

Our business will be harmed if overall consumer demand suffers from a severe or sustained downturn.

Our business is heavily dependent on consumer demand and preferences. Our revenues will be materially and adversely affected if there is a severe or sustained downturn in overall levels of consumer spending. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Future recessions may have a material adverse effect on our retail business, particularly sales of new and used automobiles. In addition, severe or sustained increases in gasoline prices may lead to a reduction in automobile purchases or a shift in buying patterns from luxury and sport utility vehicle models (which typically provide high margins to retailers) to smaller, more economical vehicles (which typically have lower margins).

A decline of available financing in the sub-prime lending market has, and may continue to, adversely affect our sales of used vehicles.

A significant portion of vehicle buyers, particularly in the used car market, finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. Our recent experience suggests that sub-prime lenders have tightened their credit standards and may continue to apply these higher standards in the future. This has adversely affected our used vehicle sales. If sub-prime lenders continue to apply these higher standards or if there is any further tightening of credit standards used by sub-prime lenders or if there is any additional decline in the overall availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited which could have a material adverse effect on our used car business, revenues and profitability.

Our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably.

A significant portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices.

The seasonality of our business magnifies the importance of second and third quarter operating results.

Our business is subject to seasonal variations in revenues. In our experience, demand for automobiles is generally lower during the first and fourth quarters of each year. We therefore receive a disproportionate amount of revenues generally in the second and third quarters and expect our revenues and operating results to be generally lower in the first and fourth quarters. Consequently, if conditions surface during the second and third quarters that impair vehicle sales, such as higher fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year could be disproportionately adversely affected.

General Risks Related to Investing in Our Securities

Concentration of voting power and anti-takeover provisions of our charter, bylaws Delaware law and our dealer agreements may reduce the likelihood of any potential change of control.

Our common stock is divided into two classes with different voting rights. This dual class stock ownership allows the present holders of the Class B common stock to control us. Holders of Class A common stock have one vote per share on all matters. Holders of Class B common stock have 10 votes per share on all matters, except that they have only one vote per share on any transaction proposed or approved by the Board of Directors or a Class B common stockholder or otherwise benefiting the Class B common stockholders constituting a:

•	“going private” transaction;

•	disposition of substantially all of our assets;

•	transfer resulting in a change in the nature of our business; or

•	merger or consolidation in which current holders of common stock would own less than 50% of the common stock following such transaction.

The holders of Class B common stock currently hold less than a majority of our outstanding common stock, but a majority of our voting power. This may prevent or discourage a change of control of us even if the action was favored by holders of Class A common stock.

Our charter and bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, options under our 1997 Stock Option Plan and 2004 Stock Incentive Plan become immediately exercisable upon a change in control. Delaware law also makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, restrictions imposed by our dealer agreements may impede or prevent any potential takeover bid. Generally, our franchise agreements allow the manufacturers the right to terminate the agreements upon a change of control of our company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity who may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, provisions of our lending arrangements create an event of default on a change in control. These agreements, corporate governance documents and laws may have the effect of delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.

The outcome of legal and administrative proceedings we are or may become involved in could have an adverse effect on our business, results of operations and profitability.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified, such as the following.

In September 2002, the Los Angeles County District Attorney’s office served a search warrant on one of our dealership subsidiaries located in Los Angeles County relating to alleged deceptive practices of the dealership’s finance and insurance department. In September 2005, the Los Angeles County District Attorney’s office filed felony criminal charges against six former employees of the dealership in connection with its investigation. The former employees who were indicted by the Los Angeles County District Attorney’s office have not been employed by the dealership or our company for more than three years. In February 2006, our dealership subsidiary entered into civil settlement agreements with both the Los Angeles County District Attorney’s Office and the California Department of Motor Vehicles to resolve their respective investigations of these matters.

In December 2003, the North Carolina Attorney General’s office notified us that it had initiated an inquiry into the sales practices of our North Carolina dealerships following a negative media report on our company. In March 2006, we entered into an agreement with the North Carolina Attorney General that resolved this inquiry.

We may be involved in other regulatory investigations from time to time in the future, the outcomes of which cannot be predicted. We vigorously defend ourselves and assert available defenses in regulatory investigations, but an unfavorable resolution of one or more regulatory investigations could have a material adverse effect on our business, results of operations, financial condition, cash flows or prospects.

Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. We have been advised that the plaintiffs’ attorneys in this South Carolina private civil action intend to file private civil class actions against Sonic Automotive, Inc. and certain of its subsidiaries in other states. This group of plaintiffs’ attorneys has filed another one of these private civil class action lawsuits in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. Another one of these private civil actions has been filed in Tennessee state court against Sonic Automotive, Inc. and one of our Tennessee subsidiaries. Additionally, a private civil action has also been filed against one of our dealerships in Los Angeles County stating allegations similar to those underlying the Los Angeles County District Attorney’s investigation described above. The plaintiffs in this private civil action purport to represent a class of customers as potential plaintiffs, although no motion for class certification has been filed.

The outcomes of the civil actions brought by plaintiffs purporting to represent a class of customers, as well as other pending and future legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

In addition, several of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 Texas dealerships are named as defendants in the other action. The three actions allege that since January 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, in two actions the Texas state court certified two classes of consumers on whose behalf the actions would proceed. The Texas Court of Appeals subsequently affirmed the trial court’s order of class certification in the state actions, and the Texas Supreme Court issued an order for the second time in September 2004 stating that it would not hear the merits of the defendant’s appeal on class certification. The federal trial court conditionally certified a class of consumers in the federal antitrust case, but on appeal by the defendant dealerships, the U.S. Court of Appeals for the Fifth Circuit reversed the certification of the plaintiff class in October 2004 and remanded the case back to the federal trial court for further proceedings not inconsistent with the Fifth Circuit’s ruling. The plaintiffs have appealed this ruling by the Fifth Circuit.

In June 2005, our Texas dealerships and several other dealership defendants entered into a settlement agreement with the plaintiffs in both the state and the federal cases that would settle each of the cases on behalf of our Texas dealerships. The settlements are contingent upon court approval, and the state court has not yet granted final approval of the settlements. If the TADA matters are not settled, our Texas dealership subsidiaries would then vigorously defend themselves and assert available defenses. In addition, we may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters could result in the payment of significant costs and damages and negatively impact our Texas dealerships’ ability to itemize and pass through to the customer the cost of the vehicle inventory tax in the future, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

Our company is also a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We have subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. We intend to continue our vigorous defense of this lawsuit, including the aforementioned appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

Our business may be adversely affected by claims alleging violations of laws and regulations in our advertising, sales and finance and insurance activities.

Our business is highly regulated. In the past several years, private plaintiffs and state attorney generals have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. The conduct of our business is subject to numerous federal, state and local laws and regulations regarding unfair, deceptive and/or fraudulent trade practices (including advertising, marketing, sales, insurance, repair and promotion practices), truth-in-lending, consumer leasing, fair credit practices, equal credit opportunity, privacy, insurance, motor vehicle finance, installment finance, closed-end credit, usury and other installment sales. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is subject to local economic, competitive and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 15.9% and 14.9%, respectively, of our total revenues for 2005. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions.

The loss of key personnel and limited management and personnel resources could adversely affect our operations and growth.

Our success depends to a significant degree upon the continued contributions of our management team, particularly our senior management, and service and sales personnel. Additionally, manufacturer franchise agreements may require the prior approval of the applicable manufacturer before any change is made in franchise general managers. We do not have employment agreements with certain members of our senior management team, our dealership managers and other key dealership personnel. Consequently, the loss of the services of one or more of these key employees could have a material adverse effect on our results of operations.

In addition, as we expand we may need to hire additional managers. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers could have a material adverse effect on our results of operations. In addition, the lack of qualified management or employees employed by potential acquisition candidates may limit our ability to consummate future acquisitions.

Governmental regulation and environmental regulation compliance costs may adversely affect our profitability.

We are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, retail financing and consumer protection laws and regulations, and wage-hour, anti-discrimination and other employment practices laws and regulations. Our facilities and operations are also subject to federal, state and local laws and regulations relating to environmental protection and human health and safety, including those governing wastewater discharges, air emissions, the operation and removal of underground and aboveground storage tanks, the use, storage, treatment, transportation, release, recycling and disposal of solid and hazardous materials and wastes and the cleanup of contaminated property or water. The violation of these laws and regulations can result in administrative, civil or criminal penalties against us or in a cease and desist order against our operations that are not in compliance. Our future acquisitions may also be subject to regulation, including antitrust reviews. We believe that we comply in all material respects with all laws and regulations applicable to our business, but future regulations may be more stringent and require us to incur significant additional compliance costs.

Our past and present business operations are subject to environmental laws and regulations. We may be required by these laws to pay the full amount of the costs of investigation and/or remediation of contaminated properties, even if we are not at fault for disposal of the materials or if such disposal was legal at the time. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations. In addition, soil and groundwater contamination exists at certain of our properties. We cannot assure you that our other properties have not been or will not become similarly contaminated. In addition, we could become subject to potentially material new or unforeseen environmental costs or liabilities because of our acquisitions.

Potential conflicts of interest between us and our officers or directors could adversely affect our future performance.

O. Bruton Smith serves as the chairman and chief executive officer of Speedway Motorsports. Accordingly, we compete with Speedway Motorsports for the management time of Mr. Smith.

We have in the past and will likely in the future enter into transactions with Mr. Smith, entities controlled by Mr. Smith or our other affiliates. We believe that all of our existing arrangements with affiliates are as favorable to us as if the arrangements were negotiated between unaffiliated parties, although the majority of these transactions have neither been verified by third parties in that regard nor are likely to be so verified in the future. Potential conflicts of interest could arise in the future between us and our officers or directors in the enforcement, amendment or termination of arrangements existing between them.

An impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in this report in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. A reduction in the amount of goodwill on our balance sheet will require us to record a non-cash impairment charge against our earnings for the period in which the impairment of goodwill occurred. This would have a material adverse impact on our earnings for that period.

Poor performance in one or more of our geographic divisions or a realignment of the dealerships which comprise each division could constitute events or changes in circumstances for purposes of determining whether the fair value of our goodwill has been reduced below the carrying amount. We would therefore be required to test our goodwill for impairment. As of December 31, 2005, our balance sheet reflected a carrying amount of approximately $1,127.7 million in goodwill (including goodwill classified as assets held for sale), which was allocated between three geographic reporting units. If the goodwill in any of our reporting units is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties.

Our principal executive offices are located at 6415 Idlewild Road, Suite 109, Charlotte, North Carolina 28212, and our telephone number is (704) 566-2400. We lease these offices from a related party. See Note 1 to our Consolidated Financial Statements.

Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors we consider in evaluating an acquisition candidate is its location. We prefer to acquire dealerships located along major thoroughfares, which can be easily visited by prospective customers.

We lease the majority of the properties utilized by our dealership operations from affiliates of Capital Automotive REIT (“CARS”) and other individuals and entities. We believe that our facilities are adequate for our current needs.

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

In June 2005, our Texas dealerships and several other dealership defendants entered into a settlement agreement with the plaintiffs in both the state and the federal cases that would settle each of the cases on behalf of our Texas dealerships. The settlements are contingent upon court approval, and the State court has not yet granted final approval of the settlements. The estimated expense of the proposed settlement is not a material amount to Sonic as a whole, and it includes our Texas dealerships issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, our Texas dealerships would continue to itemize and pass through to the customer the cost of the inventory tax. If the TADA matters are not settled, our Texas dealership subsidiaries would then vigorously defend themselves and assert available defenses. In addition, we may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters could result in the payment of significant costs and damages and negatively impact our Texas dealerships’ ability to itemize and pass through to the customer the cost of the vehicle inventory tax in the future, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

We are also a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. We intend to continue vigorous defense of this lawsuit, including the appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

As of March 1, 2006, there were 30,054,862 shares of Sonic’s Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of March 1, 2006, there were 96 record holders of the Class A common stock and three record holders of the Class B common stock. As of March 1, 2006, the closing stock price for the Class A common stock was $26.64.

Our Board of Directors approved four quarterly cash dividends totaling $0.48 per share during 2005. During 2004, our Board of Directors approved four quarterly dividends totaling $0.44 per share. Our Board of Directors has also approved a dividend of $0.12 per share for shareholders of record on March 15, 2006 which will be paid on April 15, 2006. See Note 6 to our Consolidated Financial Statements for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for Sonic’s Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods.

	Market Price		Cash Dividend Declared
2005	High	Low
First Quarter	$24.27	$21.66	$0.12
Second Quarter	22.76	19.23	0.12
Third Quarter.	24.37	21.36	0.12
Fourth Quarter	22.81	19.79	0.12

2004
First Quarter	$25.45	$21.88	$0.10
Second Quarter	26.10	21.18	0.10
Third Quarter.	22.35	18.40	0.12
Fourth Quarter	25.32	18.70	0.12

During 2005, all sales of our equity securities were registered under the Securities Act except for the sale of warrants to purchase our Class A Common Stock in connection with the issuance of the 2005 Convertibles. See Notes 1 and 6 to our Consolidated Financial Statements for a description of these warrants and the 2005 Convertibles. Proceeds from the sale of the warrants were used to offset the cost of a hedge on the 2005 Convertibles.

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended December 31, 2005.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(amounts in thousands, except per share amounts)
October 2005	0		0	$27,902
November 2005	0		0	$27,902
December 2005	30	$21.61	30	$27,254

Total	30	$21.61	30

(1)	All shares repurchased were part of publicly announced share repurchase programs

(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000

Total	$185,000

Item 6:	Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2005. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2001	2002 (2)	2003	2004	2005
	(dollars in thousands except per share amounts)
Income Statement Data (1) (3):
Total revenues	$5,290,077	$6,201,336	$6,715,968	$7,177,582	$7,884,842
Income from continuing operations before income taxes	$130,227	$172,137	$129,486	$150,436	$164,181
Income from continuing operations	$80,035	$106,469	$85,535	$93,284	$101,791
Basic earnings per share from continuing operations	$1.97	$2.55	$2.09	$2.25	$2.43
Diluted earnings per share from continuing operations	$1.92	$2.43	$2.00	$2.16	$2.33

Consolidated Balance Sheet Data (3):
Total assets	$1,810,369	$2,375,308	$2,685,113	$2,899,529	$3,025,501
Total long-term debt	$519,963	$645,809	$696,285	$671,796	$715,058
Total long-term liabilities (including long-term debt)	$553,998	$703,183	$791,239	$799,436	$876,956
Cash dividends declared per common share	$—	$—	$0.20	$0.44	$0.48

(1)	In accordance with the provisions of SFAS No. 144, income statement data reflects reclassifications from the prior years presentation to exclude additional franchises sold, identified for sale, or terminated subsequent to December 31, 2004 which had not been previously included in discontinued operations. See

Note 2 to our accompanying Consolidated Financial Statements, Business Acquisitions and Dispositions, which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, goodwill is no longer amortized. Goodwill amortization expense for continuing operations prior to the adoption of SFAS No. 142 (in 2001) was $15.5 million.
(3)	As mentioned in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 2 to our accompanying Consolidated Financial Statements, business combinations have had a material impact on our reported financial information.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2005 classification of franchises between continuing and discontinued operations in accordance with SFAS No. 144 and the restatement of certain cash flows related to notes payable—floor plan (see Note 1 to the accompanying Consolidated Financial Statements).

Overview

We are one of the largest automotive retailers in the United States. As of March 1, 2006 we operated 175 dealership franchises, representing 37 different brands of cars and light trucks, at 152 locations and 38 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The automobile industry’s total amount of new vehicles sold increased by 0.5% to 17.0 million vehicles in 2005 from 16.9 million vehicles in 2004. This was the second consecutive annual increase in industry sales. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s total amount of new vehicles sold. In 2005, our import stores outperformed the industry’s 4.7% import unit sales growth and our domestic stores outperformed the industry’s domestic sales contraction of 2.5%.

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

In the ordinary course of business we evaluate our dealership franchises for possible disposition based on various performance criteria. During the year ended December 31, 2005, we sold 20 franchises, terminated two franchises, and had approved, but not completed, the disposition of 16 additional franchises. These franchises have been identified as held for sale because of unprofitable operations or other strategic considerations. We believe the disposition of these franchises will allow us to focus our management attention on those remaining stores with the highest potential return on investment.

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

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2005 by $2.1 million. Our estimate of chargebacks ($12.9 million as of December 31, 2005) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-off. If these factors change, the resulting impact is a change in our estimate for chargebacks.

Goodwill—Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, we allocate the carrying value of goodwill and test it for impairment based on our three geographic divisions. The $1,127.7 million of goodwill on our balance sheet, including approximately $5.2 million classified in assets held for sale, at December 31, 2005 was allocated to the following geographic divisions (dollars in millions):

Eastern Division	$390.4
Central Division	$356.6
Western Division	$380.7

In evaluating goodwill for impairment, we compare the carrying value of each division to the fair value of the underlying dealerships in each division. This represents the first step of the impairment test. If the fair value of a division is less than the carrying value of that division, we are then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets of the respective division as if the calculated fair value was the purchase price of the business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise agreements acquired prior to July 1, 2001 in Note 1 to our Consolidated Financial Statements. We would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill in the respective division with the difference representing the amount of impairment.

We use several assumptions and various fair value approaches in estimating the fair value of each division. These assumptions and approaches include: an earnings multiple for private dealership valuations (as determined by the historical multiple paid for dealerships we have purchased) applied to actual earnings; an earnings multiple for public consolidators in our peer group applied to actual earnings; and a discounted cash flow utilizing estimated future earnings and our weighted average cost of capital. These approaches are blended to arrive at a fair value of each division.

At December 31, 2005 (the date of our latest impairment test), the fair value of each of our divisions exceeded the carrying value of that division (step one of the above described impairment test). As a result, we were not required to conduct the second step of the impairment test described above, and we recognized no impairment of the carrying value of our goodwill on our balance sheet at December 31, 2005.

However, if in future periods we determine that the fair value of one or more of our divisions is less than their carrying value, we believe that application of the second step of the impairment test would result in a substantial impairment charge to the goodwill allocated to such division(s) and the amount of such impairment charge would likely be materially adverse to our consolidated operating results and financial position.

Insurance Reserves—We have various self-insured and high deductible insurance programs which require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. We accrue for insurance reserves on a pro-rata basis throughout the year based on the expected year end liability. These estimates, judgments and assumptions are made quarterly by our management based on available information and take into consideration actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. If our management receives information which causes us to change our estimate of the year end liability, the amount of expense or expense reduction required to be recorded in any particular quarter could be material to our operating results, financial position and cash flows. We estimate the ultimate liability under these programs is between $23.9 million and $25.9 million. At December 31, 2005, we had $24.7 million reserved for such programs. We used an experience modification factor in estimating reserves for workers’ compensation claims of 0.67. A change of five basis points in this factor would have changed the reserve by $0.6 million. We used a discount rate of 4.0% to calculate the present value of our estimated workers’ compensation claims. A change of 100 basis points in the discount rate would have changed the workers’ compensation reserve by $0.4 million. A discount rate of 4.0% was used to calculate the present value of our general liability claim reserves. A change of 100 basis points in the discount rate would have changed the general liability reserve by $0.2 million.

Legal Proceedings—We are involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. During 2005, we recorded an additional $0.8 million in legal reserves. As of December 31, 2005, we had $3.5 million in legal reserves included in other accrued liabilities. Currently, with the exception of the TADA and Galura litigation matters discussed in “Item 3: Legal Proceedings” herein, no legal proceedings are pending against or involve us that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations cash flows and prospects. However, the results of legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Income Taxes—As a matter of course, we are regularly audited by various taxing authorities and from time to time, these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply, in all material respects, with applicable tax law and that we have adequately provided for any reasonably foreseeable outcome related to these matters. Included in other accrued liabilities at December 31, 2005 is $3.1 million in reserves that we have provided for these matters.

We have $8.0 million in deferred tax assets related to state net operating loss carryforwards that will expire between 2006 and 2025. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. Based on our judgment, we have not recorded a valuation allowance because it is more likely than not that taxable income for these states will be sufficient to realize the benefits of the associated deferred tax assets. However, the results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of our judgment could result in a charge that would be materially adverse to our consolidated operating results, financial position and cash flows.

We accrue for income taxes on a pro-rata basis throughout the year based on the expected year end liability. These estimates, judgments and assumptions are made quarterly by our management based on available information and take into consideration estimated income taxes based on prior year income tax returns, changes in income tax law, our income tax strategies and other factors. If our management receives information which causes us to change our estimate of the year end liability, the amount of expense or expense reduction required to be recorded in any particular quarter could be material to our operating results, financial position and cash flows.

Cornerstone Acceptance Allowance for Credit Losses—As of December 31, 2005, we had outstanding notes receivable arising from operations of our wholly owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”), of $48.5 million, net of an allowance for credit losses of $8.3 million. These notes receivable have average terms of approximately forty-two months and are secured by the related vehicles. Our assessment of allowance for credit losses considers historical loss ratios, the performance of the current portfolio with respect to past due accounts, and the average age of the accounts in the current portfolio. As of December 31, 2005, the average loss ratio for mature accounts was 20.3% and the average percentage of losses remaining to be incurred on the current portfolio as a result of the average age of the current portfolio was 64.9%. A change of 100 basis points in both of these percentages would have changed our estimated allowance for credit losses by $0.5 million at December 31, 2005. These notes receivable are recorded in other current assets and other assets on the accompanying Consolidated Balance Sheets.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB 25, “Accounting for Stock Issued to Employees” and is effective for us on January 1, 2006. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Tax benefits associated with share-based payments will be recognized as an addition to paid-in capital. Cash retained as a result of these tax benefits will be presented in the statement of cash flows as financing cash inflows and operating cash outflows. On December 22, 2005, a committee of our Board of Directors approved the accelerated vesting of all outstanding options to purchase our Class A common stock with an exercise price of more than $22.55 per share. The purpose of the accelerated vesting of these stock options is to reduce the non-cash compensation expense we would have recorded in future periods pursuant to SFAS No. 123R. This accelerated vesting reduced future expense pursuant to SFAS No. 123R by approximately $2.1 million. We believe that, because the stock options being accelerated have exercise prices in excess of the market price of our Class A common stock on the day of acceleration, the stock options have limited economic value at this time. We estimate that the adoption of SFAS No. 123R will increase compensation expense by approximately $2.0 million, $1.5 million and $0.5 million in 2006, 2007 and 2008, respectively, as a result of expensing the fair value of unvested options as of the date of adoption over the remaining vesting period based on the fair value of the option at the grant date. This estimate does not include any expense related to stock options that may be granted subsequent to December 31, 2005.

Results of Operations

The following table summarizes the percentages of total revenue represented by certain items reflected in our Consolidated Statements of Income:

	Percentage of Total Revenue (1) for the Year Ended December 31,
	2003	2004	2005
Revenues:
New vehicles	61.3%	61.0%	61.1%
Used vehicles	16.4%	15.9%	15.7%
Wholesale vehicles	6.1%	6.7%	6.9%
Parts, service and collision repair	13.4%	13.9%	13.8%
Finance, insurance and other	2.8%	2.5%	2.5%

Total revenue	100.0%	100.0%	100.0%
Cost of sales (2)	84.7%	84.6%	84.6%

Gross profit	15.3%	15.4%	15.4%
Selling, general and administrative expenses	12.1%	12.1%	11.9%
Depreciation and amortization	0.2%	0.2%	0.3%

Operating income	3.0%	3.1%	3.2%
Interest expense, floor plan	0.3%	0.4%	0.5%
Interest expense, other, net	0.6%	0.6%	0.6%
Other expense, net	0.2%	0.0%	0.0%

Income from continuing operations before income taxes	1.9%	2.1%	2.1%
Income tax expense	0.8%	0.8%	0.8%

Income from continuing operations	1.1%	1.3%	1.3%

(1)	In accordance with the provisions of SFAS No. 144, income statement data reflects reclassifications for all years presented to exclude additional franchises sold, identified for sale or terminated subsequent to December 31, 2004 which had not been previously included in discontinued operations. See Note 2 to our accompanying Consolidated Financial Statements, Business Acquisitions and Dispositions, which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

During the year ended December 31, 2005, we sold 20 franchises, terminated two franchises, and had approved, but not completed, the disposition of 16 additional franchises. The results of operations of these dealerships, including gains or losses on disposition, have been included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented. In addition to these dispositions, during the years ended December 31, 2004 and 2003, we disposed of seven and 18 franchises, respectively.

Annual “same store” results of operations represent the aggregate of the same store results for each of the four quarters in that year. Same store results for each quarter include dealerships that were owned and operated for the entire quarter in both periods and were classified as continuing operations under SFAS No. 144 at December 31, 2005. Unless otherwise noted, our discussion of the Results of Operations from “New Vehicles” to “Gross Profit and Gross Margins” is on a same store basis.

New Vehicles

New vehicle revenues include the sale and lease of new vehicles, as well as the sale of fleet vehicles. New vehicle revenues are highly dependent on manufacturer incentives, which vary from cash-back incentives to low interest rate financing. New vehicle revenues are also dependent on manufacturers for adequate vehicle allocations to meet customer demands.

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse mix of domestic and import branded dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. For the year ended December 31, 2005, 79.4% of our total new vehicle revenue was generated by import and luxury dealerships compared to 76.7% for 2004. We expect this trend toward more import and domestic luxury dealerships to continue. We believe demographic and other trends favor import and luxury brands and expect our acquisition activity in the future to concentrate primarily, but not completely, on these brands.

We expect that industry-wide new vehicle sales will continue their overall long-term trend of growing modestly faster than population growth after considering the impact of normal business cycles. We also believe the trend toward ownership of more vehicles per household will continue.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2004	12/31/2005			12/31/2003	12/31/2004
Total New Vehicle Units
Same Store	145,957	152,404	6,447	4.4%	143,402	136,547	(6,855)	(4.8%)
Acquisitions and Other	1,030	5,716	4,686	455.0%	1,319	10,440	9,121	691.5%

Total as Reported	146,987	158,120	11,133	7.6%	144,721	146,987	2,266	1.6%

Total New Vehicle Revenues (in thousands)
Same Store	$4,333,358	$4,550,279	$216,921	5.0%	$4,087,611	$4,021,283	$(66,328)	(1.6%)
Acquisitions and Other	42,929	267,438	224,509	523.0%	30,753	355,004	324,251	1054.4%

Total as Reported	$4,376,287	$4,817,717	$441,430	10.1%	$4,118,364	$4,376,287	$257,923	6.3%

Total New Vehicle Unit Price
Same Store	$29,689	$29,857	$168	0.6%	$28,505	$29,450	$945	3.3%
Total Dealerships as Reported	$29,773	$30,469	$696	2.3%	$28,457	$29,773	$1,316	4.6%

Our same store new vehicle unit sales volume improved in 2005, as compared to 2004. This increase was driven entirely by our import dealerships, which experienced an increase of 6,826 units, or 7.4%, while our domestic dealerships experienced a slight decrease of 379 units, or 0.7%. Our top performing import brands for 2005 were Honda, BMW and Lexus, which posted increases of 3,512 units, or 13.0%, 997 units, or 7.4%, and 1,006 units, or 16.1%, respectively. These increases can be attributed to the introduction of new models, in addition to new body styling and design on existing models. In addition, management stability at our Honda dealerships contributed to the improvement in new vehicle sales volume. Our Volvo dealerships experienced the most significant decline in sales volume among our import stores, decreasing by 443 units, or 8.6%, as compared to 2004. The results at our Volvo dealerships are consistent with overall market share declines experienced by Volvo in the industry as a whole. The majority of the domestic dealership declines were from our Cadillac dealerships (down 499 units, or 4.4%), which was mainly the result of declining SUV sales. Our GM (excluding Cadillac) and Ford dealerships experienced considerable declines in new retail unit volume, but strong fleet sales led to slight overall improvements in total new unit sales volume. Our domestic dealerships continued to experience market share declines and continued to show a decline in sales volume during the current year. We believe that this trend is consistent with the industry as a whole.

In total, our sales price per unit increased by $168, or 0.6%, during 2005. This can be mainly attributed to the fact that a larger percentage of our sales are being generated by higher priced luxury vehicles. Many of our import dealerships experienced price per unit increases, most notably being Honda, BMW and Lexus (up 5.8%, 3.4% and 3.0%, respectively). Our GM and Cadillac dealerships experienced the most significant decreases in sales price per unit (down 4.9% and 4.1%, respectively). The decreases at these dealerships can be attributed to both the various pricing strategies put in place by GM during 2005 and a shift from truck and SUV sales to car sales during the year.

During 2004, both our import and domestic dealerships experienced significant decreases in total same store new vehicle unit sales, as compared to 2003. Our import dealerships experienced decreases of 4,471 units, or 5.1%, during this time period. This is compared to an industry increase in unit sales at import dealerships generally of 5.6%. Despite the overall sales volume decrease at our import dealerships, our BMW stores experienced a unit volume increase of 7.0%. This increase can be primarily attributed to the introduction of new models and new body styles for existing models. Our domestic dealerships experienced unit sales declines of 2,384 units, or 4.3%, during 2004. This was compared to an industry decrease in unit sales at domestic dealerships of 1.2%. Our Ford dealerships were responsible for a majority of the domestic decline due primarily to Ford’s continued loss of market share to import brands. Our Cadillac and Chrysler dealerships were responsible for the remainder of our domestic decline, experiencing decreases of 52 units, or 0.5%, and 509 units, or 11.0%, respectively. All of our dealerships except Honda, Toyota and Volvo experienced sales price per unit increases during 2004. Our Honda and Toyota dealerships experienced only slight decreases, while our Volvo stores posted a considerable price per unit decrease of $1,469, or 4.2%, when compared to 2003. Our BMW, Nissan and Hyundai dealerships experienced the most significant price increases due to a higher volume of truck and SUV sales.

Used Vehicles

Used vehicle revenues are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. In addition, various manufacturers provide franchised dealers the opportunity to “certify” pre-owned vehicles based on criteria established by the manufacturer. This certification process extends the standard manufacturer warranty. We believe the used vehicle business will become more clearly segmented and CPO vehicles and similar products will continue to grow as a larger share of dealership used vehicle sales. On a continuing operations basis, our sales of CPO vehicles increased to 25,185 units in 2005 (36.8% of total units) from 21,984 units in 2004 (33.9% of total units), an increase of 14.6%. The overall used vehicle industry experienced improvements, as the Manheim Used Vehicle Value Index increased by 6.7% from December 2004 to December 2005.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2004	12/31/2005			12/31/2003	12/31/2004
Total Used Vehicle Units
Same Store	64,521	66,073	1,552	2.4%	65,662	60,324	(5,338)	(8.1%)
Acquisitions and Other	390	2,319	1,929	494.6%	369	4,587	4,218	1143.1%

Total as Reported	64,911	68,392	3,481	5.4%	66,031	64,911	(1,120)	(1.7%)

Total Used Vehicle Revenues (in thousands)
Same Store	$1,128,244	$1,171,876	$43,632	3.9%	$1,096,460	$1,045,522	$(50,938)	(4.6%)
Acquisitions and Other	13,187	66,710	53,523	405.9%	5,411	95,909	90,498	1672.5%

Total as Reported	$1,141,431	$1,238,586	$97,155	8.5%	$1,101,871	$1,141,431	$39,560	3.6%

Total Used Vehicle Unit Price
Same Store	$17,486	$17,736	$250	1.4%	$16,699	$17,332	$633	3.8%
Total Dealerships as Reported	$17,585	$18,110	$525	3.0%	$16,687	$17,585	$898	5.4%

In 2005, our import dealerships contributed to the overall improvement in used units by posting increases of 2,706 units, or 7.4%, while our domestic dealerships declined by 1,154 units, or 4.1%. Of our import stores, Honda and BMW posted the most significant increases in used unit volume, improving by 1,059 units, or 10.7%, and 609 units, or 12.5%. Cadillac was the largest contributor to the domestic decline in unit volume, decreasing by 945 units, or 13.4%, as compared to 2004.

Our unit price increase can be mainly attributed to an increase in CPO vehicles sold as a percentage of total used units sold (increasing from 33.9% in 2004 to 36.8% in 2005).

During 2004, we experienced challenges in the used vehicle market due to manufacturer incentives on new vehicles. The decreases in used units sold occurred primarily in our domestic dealerships, which decreased by 3,685 units, or 11.7%, as compared to 2003. Our Florida, Ohio, Dallas and Oklahoma markets combined represented 60.6% of the total unit decline in 2004. Only one market, Alabama/Tennessee, which has a high concentration of import and/or luxury brands, reported an improvement in unit volume, increasing by 115 units, or 1.9%.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2004	12/31/2005			12/31/2003	12/31/2004
Total Wholesale Vehicle Units
Same Store	55,043	56,422	1,379	2.5%	52,593	51,855	(738)	(1.4%)
Acquisitions and Other	2,527	4,822	2,295	90.8%	1,892	5,715	3,823	202.1%

Total as Reported	57,570	61,244	3,674	6.4%	54,485	57,570	3,085	5.7%

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$446,229	$477,575	$31,346	7.0%	$386,521	$410,602	$24,081	6.2%
Acquisitions and Other	35,644	63,402	27,758	77.9%	23,925	71,271	47,346	197.9%

Total as Reported	$481,873	$540,977	$59,104	12.3%	$410,446	$481,873	$71,427	17.4%

Total Wholesale Unit Price
Same Store	$8,107	$8,464	$357	4.4%	$7,349	$7,918	$569	7.7%
Total Dealerships as Reported	$8,370	$8,833	$463	5.5%	$7,533	$8,370	$837	11.1%

Higher revenues realized in 2005 were driven by higher unit sales prices for both our domestic and import dealerships, which increased 1.2% and 5.8%, respectively. The pricing increases at our import dealerships were consistent with the changes experienced in used retail sales volume for those dealerships. Our import dealerships posted unit volume increases of 1,785 units, or 5.4%, while our domestic dealerships experienced decreases of 406 units, or 1.8%, as compared to 2004. Improvements in retail vehicle sales volume, the principal source of wholesale vehicle revenues via trade-in, contributed to the higher volume in the current year.

During 2004, higher revenues realized were driven by higher unit sales prices for both our domestic and import dealerships, which increased 7.2% and 7.7%, respectively. Favorable pricing increases followed the increases experienced in used retail sales and were consistent with the industry. These increases were partially offset by a 7.5% decrease in domestic dealership unit volume. Lower overall retail vehicle sales volume contributed to the decline in wholesale unit volume experienced during 2004.

Parts, Service and Collision Repair (“Fixed Operations”)

Parts and service revenue consists of customer requested repairs (“customer pay”), warranty repairs, retail parts, wholesale parts and collision repairs. Same store revenue from these items was as follows (amounts in thousands):

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2004	12/31/2005			12/31/2003	12/31/2004
Parts	$529,977	$545,513	$15,536	2.9%	$348,909	$357,713	$8,804	2.5%
Service	391,542	406,891	15,349	3.9%	489,738	486,576	(3,162)	(0.6%)
Collision repair	59,499	59,153	(346)	(0.6%)	56,430	55,923	(507)	(0.9%)

	$981,018	$1,011,557	$30,539	3.1%	$895,077	$900,212	$5,135	0.6%

Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality and manufacturer warranty programs. During 2005, 24.3% of our service and parts revenue was generated by warranty repairs and 75.7% by customer pay repairs compared to 25.0% by warranty repairs and 75.0% by customer pay repairs in 2004.

We believe that over time, vehicle quality will improve, but vehicle complexity will offset any revenue lost from improvement in vehicle quality. We also believe that we have the ability, through our access to capital, to continue to add service capacity and increase revenues. In addition, manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, combined with the extended manufacturer warranties on CPO vehicles (see the discussion in “Business—Business Strategy—Certified Pre-Owned Vehicles” above), should allow continued growth in our service and parts business.

Parts revenue is driven by the mix of warranty repairs versus customer pay repairs as prices for warranty parts are established by the manufacturer. We believe that long-term trends in retail parts sales will be affected by the same trends as discussed above for service (additional capacity, customer satisfaction, etc.).

One of the key metrics we use to analyze the profitability of our Fixed Operations business is fixed absorption. This metric represents the percentage of a dealership’s fixed costs which are covered by the operating profit of Fixed Operations. Our fixed absorption rate was 83.9% in 2005 compared to 82.6% in 2004. We believe that we substantially exceed the industry’s average fixed absorption rate, due primarily to our emphasis on luxury brands.

As of December 31, 2005, we operated 37 collision repair centers. Collision revenues are heavily impacted by trends in the automotive insurance industry. Over the last few years, collision repair revenues have either declined or remained flat because customers are choosing higher deductible policies, thus choosing not to make minor repairs that were previously covered by lower deductible policies. In addition, when insurance companies declare a vehicle “totaled”, the model year of that vehicle often determines where it is repaired. Late model vehicles tend to be repaired at franchised dealership body shops, while older vehicles tend to be repaired at stand-alone collision centers.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2004	12/31/2005			12/31/2003	12/31/2004
Total Parts, Service and Collision Repair (in thousands)
Same Store	$981,018	$1,011,557	$30,539	3.1%	$895,077	$900,212	$5,135	0.6%
Acquisitions and Other	13,245	79,615	66,370	501.1%	5,188	94,051	88,863	1712.9%

Total as Reported	$994,263	$1,091,172	$96,909	9.7%	$900,265	$994,263	$93,998	10.4%

Same store Fixed Operations revenues increased during 2005, primarily due to the performance of our import dealerships (up $41.3 million, or 7.0%) outpacing decreases in our domestic dealerships (down $11.9 million, or 3.1%). Warranty sales at our import dealerships increased $3.1 million, or 2.0%. Our BMW dealerships experienced significant increases in Fixed Operations revenues, increasing by $18.2 million, or 12.8%, compared to 2004 as a continued result of BMW’s vehicle maintenance programs and strong same store new vehicle sales. In addition, our BMW stores posted increases in warranty sales of $3.2 million, or 6.3%. These import increases were partially offset by decreases in warranty sales at our domestic dealerships, which declined $2.2 million, or 3.1%, compared to 2004. The overall domestic dealership Fixed Operations revenue declines primarily relate to our GM and Cadillac dealerships, which decreased $5.3 million, or 3.7%, and $6.1 million, or 4.3%, respectively, as compared to 2004. The declines in our GM dealerships were primarily caused by a decrease in wholesale parts sales of $5.7 million, or 10.9%. The wholesale parts declines experienced by our GM dealerships can be primarily attributed to the closure of one of our large wholesale parts operations during 2005. In addition, consistent with unit declines in new vehicles of 4.4%, warranty sales at our Cadillac stores experienced declines of $3.6 million, or 10.4%, as compared to 2004. Overall, same store collision revenues were relatively flat when compared to 2004.

Same store Fixed Operations revenues increased slightly during 2004, primarily due to the strong performance of our import dealerships (up $24.5 million, or 5.0%). Warranty sales at our import dealerships increased $15.7 million, or 12.9%. Our BMW dealerships experienced an increase in Fixed Operations revenues of $17.0 million, or 16.2%, compared to 2003 as a result of BMW’s vehicle maintenance programs and strong same store new vehicle sales. The increase in warranty sales experienced by our import dealerships were partially offset by our domestic dealerships, which posted decreases of $3.0 million, or 4.0%, compared to 2003. The overall domestic dealership revenue decline of $21.1 million, or 5.3%, primarily relates to our Ford dealerships, which decreased $9.7 million, or 12.1%. The declines in our Ford dealerships were primarily caused by a decrease in wholesale parts sales of $5.3 million, or 28.6%. Our Ford wholesale parts revenues continued to decrease during 2004 as competition increased and the scale of those operations had declined. Same store collision revenues were relatively flat when compared to 2003.

Finance, Insurance and Other

Finance, insurance and other revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended service contracts for vehicles and other aftermarket products. In connection with vehicle financing, service contracts, other aftermarket products and insurance contracts, we receive a commission from the provider for originating the contract.

Finance, insurance and other revenues are driven by the level of new and used vehicle sales, manufacturer financing or leasing incentives and our penetration rate. The penetration rate represents the percentage of vehicle sales on which we are able to originate financing or sell extended service contracts, other aftermarket products or insurance contracts. Our finance penetration rate decreased to 68.7% in 2005 from 70.6% in 2004. Our extended service contract penetration rate increased to 35.1% in 2005 from 34.4% in 2004. We expect our finance and insurance penetration rate to increase over time as we continue to emphasize the sale of extended service contracts and other products.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2004	12/31/2005			12/31/2003	12/31/2004
Total Finance, Insurance and Other Revenue (in thousands)
Same Store	$178,874	$186,210	$7,336	4.1%	$180,088	$165,981	$(14,107)	(7.8%)
Acquisitions and Other	4,854	10,180	5,326	109.7%	4,934	17,747	12,813	259.7%

Total as Reported	$183,728	$196,390	$12,662	6.9%	$185,022	$183,728	$(1,294)	(0.7%)

Total F&I per Unit (excluding fleet)
Same Store	$903	$912	$9	1.0%	$905	$899	$(6)	(0.7%)
Total Dealerships as Reported	$921	$926	$5	0.5%	$924	$921	$(3)	(0.3%)

Same store finance, insurance and other revenues increased during 2005 when compared to 2004 primarily due to a 3.8% increase in retail unit sales volume. Our Honda, BMW and Lexus dealerships led the improvement with revenue increases of $6.2 million, or 20.6%, $2.0 million, or 11.2%, and $1.5 million, or 22.4%, respectively, as compared to 2004. Our domestic dealerships posted a decline in finance, insurance and other revenues of $3.6 million, or 5.2%, which can be attributed to lower retail unit sales and price per unit decreases on both new and used vehicles. Our GM and Cadillac dealerships alone represented $2.9 million of the domestic revenue decrease. In addition, our Ford stores posted finance, insurance and other revenue declines of $0.7 million, or 4.1%, due to decreases in both the number of new retail units and used units sold. Both the GM and Cadillac revenue declines were attributable to decreases in both the number of retail units sold and the average price per unit sold.

Same store finance, insurance and other revenues decreased during 2004 when compared to 2003 primarily due to lower retail vehicle unit sales. Our Ford dealerships represented the majority of the decline among the domestic brands, posting a decrease of $4.0 million, or 18.9%. Import dealerships saw a decline in retail unit sales of 5.0%, but a disproportionate finance and insurance revenue decline of $9.7 million, or 9.0%. Our Honda and Toyota dealerships led the decline with decreases of $7.4 million, or 19.7%, and $3.0 million, or 12.4%, respectively. Both the Honda and Toyota declines were attributable to large decreases in the number of retail units sold. These import declines were partially offset by our BMW dealerships, which experienced increases of $1.1 million, or 7.9%, compared to a retail unit volume increase of 5.4%.

Gross Profit and Gross Margins

The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles (labor for parts, service and collision repair associates, depreciation on service equipment and service consumables). Our overall gross profit and gross profit as a percentage of revenues generally vary depending on changes in our revenue mix. Although sales of new vehicles comprise the majority of our total revenues, new vehicles generally carry the lowest margin rate of any product or service we offer. As a result, sales of new vehicles comprise a relatively small portion of total gross profits when compared to revenue. Retail sales of used vehicles generally carry a slightly higher gross margin rate than new vehicles. Parts, service and collision repair carry a higher gross margin rate than retail used sales. Product mix also has an impact on the gross margins that we realize. Historically, our import and luxury brands provide higher margins than our domestic brands. As we continue to acquire more import and luxury dealerships, we would expect our gross margins to increase. Our same store revenue mix between different products is shown in the following table:

	For the Year Ended		Basis Point Change	For the Year Ended		Basis Point Change
	12/31/2004	12/31/2005		12/31/2003	12/31/2004
Revenues as a Percentage of Total Revenues
New Vehicles	61.3%	61.5%	20	61.5%	61.5%	—
Used Vehicles	16.0%	15.8%	(20)	16.5%	16.0%	(50)
Wholesale Vehicles	6.3%	6.5%	20	5.8%	6.3%	50
Fixed Operations	13.9%	13.7%	(20)	13.5%	13.8%	30
Finance, Insurance and Other	2.5%	2.5%	—	2.7%	2.4%	(30)

Total as Reported	100.0%	100.0%	—	100.0%	100.0%	—

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2004	12/31/2005			12/31/2003	12/31/2004
Total Gross Profit (in thousands)
Same Store	$1,086,606	$1,134,824	$48,218	4.4%	$1,014,320	$1,001,916	$(12,404)	(1.2%)
Acquisitions and Other	15,830	76,434	60,604	382.8%	13,007	100,520	87,513	672.8%

Total as Reported	$1,102,436	$1,211,258	$108,822	9.9%	$1,027,327	$1,102,436	$75,109	7.3%

The overall gross margin rates on our various revenue lines on a same store basis were as follows:

	For the Year Ended		Basis Point Change	For the Year Ended		Basis Point Change
	12/31/2004	12/31/2005		12/31/2003	12/31/2004
New vehicles	7.3%	7.2%	(10)	7.2%	7.3%	10
Used vehicles	10.5%	10.8%	30	10.5%	10.6%	10
Wholesale vehicles	(1.4)%	(0.7)%	70	(2.2)%	(1.4)%	80
Parts, service and collision repair	48.7%	49.2%	50	48.3%	48.6%	30
Finance and insurance	100.0%	100.0%	—	100.0%	100.0%	—
Overall gross margin	15.4%	15.3%	(10)	15.3%	15.3%	—

Our overall gross margin percentage declined in 2005 due to a higher percentage of our total revenues being generated by new vehicle sales and a decrease in the new vehicle gross margin rate offsetting improvements experienced in all other categories. The most significant gross margin percentage increase related to our Fixed Operations activities, which can be primarily attributed to both an overall decrease in wholesale parts revenue, which generate low margins, and an increase in service revenue, especially at our higher margin luxury dealerships. In addition, some of our domestic dealerships contributed to the Fixed Operations increase. Our GM (excluding Cadillac) and Ford dealerships experienced Fixed Operations margin increases of 140 basis points and 170 basis points, respectively.

The overall same store gross margin percentage remained flat at 15.3% in 2004 and 2003, primarily due to lower finance, insurance and other revenues resulting from lower overall units retailed. As finance, insurance and other activities contribute 100% gross margin, fluctuations in these revenues can have a significant impact on the overall gross margin percentage. Improvements experienced in all other categories were offset by the effect of finance, insurance and other activities. The largest increases in margin percentages relate to used and wholesale vehicles, which were primarily attributed to price increases driven by a lower supply of higher quality used vehicles than in previous years. Fixed Operations gross margin percentages improved primarily due to increases experienced at our high volume import dealerships, including Honda and BMW.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of four major groups: compensation expense, advertising expense, rent and rent related expense, and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission (which typically vary depending on gross profits realized) and support personnel who are paid a fixed salary. Due to the salary component of certain dealership personnel’s compensation, gross profits and compensation expense are not 100% correlated. Advertising expense and other expense vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent and rent related expense typically vary with the number of dealerships owned, investments made for facility improvements and interest rates. Although not completely correlated, we believe the best way to measure SG&A expenses is as a percentage of gross profit.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2004	12/31/2005			12/31/2003	12/31/2004
Total SG&A (in thousands)
Same Store	$818,796	$846,955	$28,159	3.4%	$775,167	$753,107	$(22,060)	(2.8%)
Acquisitions and Other	48,654	92,222	43,568	89.5%	36,394	114,343	77,949	214.2%

Total as Reported	$867,450	$939,177	$71,727	8.3%	$811,561	$867,450	$55,889	6.9%

As a percentage of gross profit, SG&A expenses improved, decreasing from 78.7% in 2004 to 77.5% in 2005. Acquisitions contributed $43.6 million to the year over year dollar increase.

Total compensation expense increased $40.7 million in 2005 compared to 2004. Of this increase, $24.7 million was due to acquisitions. As a percentage of gross profits, total compensation improved in 2005 to 45.1%

from 45.9% in 2004. Standardized pay plans were implemented in 2004, tying compensation more closely with gross profit. In 2004, as a percentage of gross profit, total SG&A decreased to 78.7% from 79.0% in 2003. Total compensation increased 3.6% in 2004 compared to 2003, while decreasing as a percentage of gross profit from 47.5% in 2003 to 45.9% in 2004.

Advertising expenses increased $5.5 million year over year. Of this increase, $1.2 million was due to acquisitions. The increase in advertising expense can be attributed to a targeted approach to allocating advertising dollars to certain brands in key markets in 2005. Despite this increase, the advertising expense to gross profit ratio was mostly flat compared to 2004. Advertising expenses decreased $6.8 million in 2004 compared to 2003. This was due to a process implemented in early 2004 which allocated advertising expenditures centrally and more closely controlled spending.

Rent and rent related expenses increased $17.5 million in 2005 compared to 2004. As a percentage of gross profit, rent and rent related expenses increased to 11.1% in 2005 from 10.6% in 2004. Facility improvements projects on existing facilities contributed $1.1 million to the increase, acquisitions contributed $4.2 million and, in addition, our variable rate leases experienced increases in rent expense. Rent and rent related expenses increased $14.9 million in 2004 compared to 2003. This was completely due to acquisitions, new facilities and improvements on existing facilities, as rent and rent related expenses at same store dealerships declined $0.4 million.

Other SG&A expenses increased $8.0 million in 2005 compared to 2004. Acquisitions accounted for $5.4 million of the increase. Of the remaining increase, service loaner expense, delivery expense and bad debt expense were the primary contributors, offset by decreases in outside services and legal expenses including a $3.0 million credit to legal expense in the fourth quarter for the favorable settlement of a franchise dispute.

Depreciation and Amortization

Depreciation expense increased $5.0 million, or 30.6%, in 2005 compared to 2004. This increase was due primarily to a $25.2 million increase in gross property and equipment related to continuing operations, excluding land and construction in progress. The increase in depreciable property was due to dealership acquisitions and facility projects on existing dealerships.

Depreciation expense increased $5.4 million, or 49.7%, in 2004 compared to 2003. This increase was due primarily to a $30.6 million increase in gross property and equipment related to continuing operations, excluding land and construction in progress. The increase in depreciable property was due to dealership acquisitions and facility projects on existing dealerships.

Interest Expense, Floor Plan

Interest expense, floor plan increased $14.3 million, or 55.5%, in 2005 compared to 2004. The average floor plan interest rate incurred by continuing dealerships was 4.34% for the year ended December 31, 2005, compared to 2.84% for the year ended December 31, 2004, which increased interest expense by approximately $13.6 million. In addition to this, during 2005, the average floor plan balance increased by $17.0 million, resulting in an increase in expense of approximately $0.7 million. Approximately $24.6 million of the increase in the average floor plan balance was due to additional dealerships we acquired in 2005. The average floor plan balance also increased due to an increase in the average price of vehicles due to general trends in the industry and our continued focus on luxury vehicles.

Interest expense, floor plan increased $5.8 million, or 28.6%, in 2004 compared to 2003. The average floor plan interest rate incurred by continuing dealerships was 2.84% for the year ended December 31, 2004, compared to 2.74% for the year ended December 31, 2003, which increased interest expense by approximately $0.7 million. In addition to this, during 2004 the average floor plan balance increased $176.1 million which resulted in an increase in expense of approximately $5.0 million. Approximately $40.6 million of the increase in the average floor plan balance was due to additional dealerships we acquired in 2004. The average floor plan balance also increased due to an increase in the average price of vehicles due to general trends in the industry and our continued focus on luxury vehicles.

Our floor plan expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. For franchises classified as continuing operations, the amounts we recognized in our Consolidated Income Statements from floor plan assistance exceeded our floor plan interest expense by approximately $14.6 million and $10.8 million in 2003 and 2004, respectively. In 2005 our floor plan interest expense exceeded our floor plan assistance by $2.4 million.

Interest Expense, Other, Net

On August 12, 2003, we refinanced our $182.4 million 11% senior subordinated notes (the “11% Notes”) with $200.0 million of the 8.625% Notes. The redemption of the 11% Notes was completed on September 10, 2003. During this call period from August 12 to September 10, we incurred additional interest expense due to having both the 11% Notes and 8.625% Notes outstanding at the same time. In November 2003 we completed a $75.0 million add-on offering of the 8.625% Notes.

In order to reduce our exposure to market risks from fluctuations in interest rates, we have two separate interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The first swap agreement matured October 31, 2004 and had a notional principal amount of $100.0 million. The second swap agreement will mature June 6, 2006 and has a notional principal of $100.0 million. Under the terms of the first swap agreement, we received interest payments on the notional amount at a rate equal to the one month LIBOR rate and made interest payments at a fixed rate of 3.88%. Under the terms of the second swap agreement, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, and make interest payments at a fixed rate of 4.50%. The incremental expense incurred (the difference between interest paid and interest received as a result of the Fixed Swaps) was $6.0 million, $5.4 million and $1.2 million in 2003, 2004 and 2005, respectively, and has been included in interest expense, other, net in the accompanying Consolidated Statements of Income.

In 2003, we entered into five separate interest rate swaps totaling $150.0 million (collectively, the “Old Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Old Variable Swaps’ agreements, we received 8.625% on the respective notional amounts and paid interest payments on the respective notional amounts at a rate equal to the six month LIBOR in arrears (as determined on February 15 and August 15 of each year) plus a spread ranging from 3.50% to 3.84% with a weighted average spread of 3.64%. In the second quarter of 2005, we canceled all of the Old Variable Swaps. The Old Variable Swaps had a collective mark-to-market of $0.4 million at cancellation. In connection with this cancellation, we entered into five separate new interest rate swaps with identical terms to the Old Variable Swaps except that we pay a variable rate equal to the fixed six month LIBOR rate which will be fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% (with a weighted average spread of 3.83%) (collectively, the “New Variable Swaps”). The benefit realized (the difference between interest paid and interest received) as a result of the Old and New Variable Swaps was $1.0 million, $4.2 million and $1.5 million in 2003, 2004 and 2005, respectively, and has been included in interest expense, other, net in the accompanying Consolidated Statements of Income.

These changes and other changes in other interest expense are summarized in the schedule below:

	2004	2005
	Increase/(Decrease) in Interest Expense (in millions)	Increase/(Decrease) in Interest Expense (in millions)
Interest rates –
• Changes in the average interest rate on the Revolving Facility (4.02% in 2003, 4.14% in 2004 and 5.94% in 2005)	$0.3	$6.0
• Savings related to the Revolving Facility decrease upon the issuance of $160.0 million of 4.25% Convertible Notes	—	(0.1)
• Expense related to the Revolving Facility decrease upon the issuance of $75.0 million of 8.625% Senior Subordinated Notes in 2003	5.8	—
• Refinancing $182.4 million of the 11% Notes with $200.0 million of 8.625% Notes in Q3 2003	(2.1)	—

Debt balances –
• Increase/(Decrease) in the average balance of the Revolving Facility	0.4	(1.7)
• Notes payable assumed in a 2004 acquisition	1.3	0.4
• Double carry of the 11% Senior Notes and the 8.625% Senior Subordinated Notes during the 30-day call period in 2003	(1.2)	—

Other factors –
• Decrease in capitalized interest	0.2	0.5
• Incremental interest savings related to the Fixed Swaps	(0.6)	(4.2)
• Incremental interest (savings)/expense related to the Old and New Variable Swaps	(3.2)	2.6
• Increase in other expense, net	0.1	0.5

	$1.0	$4.0

Other Income / Expense, Net

Other income / expense increased approximately $13.9 million in 2004 compared to 2003 primarily due to debt repurchases. We experienced debt retirement losses of $13.9 million in 2003 related to the call premium paid and write-offs of discounts and deferred loan costs in connection with the repayment in full of our 11% Notes.

Provision for Income Taxes

The effective tax rate from continuing operations was 38.0% in 2005 and 2004. The effective rate from continuing operations increased in 2004 to 38.0% from 33.9% in 2003. The 2003 rate was primarily attributable to lower state taxes from tax planning strategies and benefits realized through the favorable resolution of tax contingencies. We expect the effective tax rate in future periods to fall within a range of 37.0% to 39.0%.

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our Revolving Facility and offerings of debt and equity securities to meet these requirements.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash based on their ability to generate cash. Uncertainties in the economic environment as well as uncertainties associated with the ultimate resolution of geopolitical conflicts may therefore affect our overall liquidity.

A significant portion of our cash flow is used to fund dealership acquisitions. Following is a summary of acquisition activity in recent years which are stated net of floor plan advances and cash acquired:

	(in millions)
Acquisitions	Subsequent Year Revenues	Cash Portion of Purchase Price
2000	$664.1	$91.6
2001	911.0	120.2
2002	1,462.9	202.4
2003	362.5	68.8
2004	588.8	194.0
2005 (a)	426.4	87.3

(a)	Revenues are estimated

Prior to 2004, we had maintained a long-term debt to total capital ratio of approximately 48% to 52% depending on the timing of our dealership acquisitions. We expect to limit our acquisition activity to approximately 10% of annual revenues each year. We believe this acquisition pace will allow us to reduce our long-term debt to total capital ratio to 40% over the next few years. At December 31, 2005 our long-term debt to total capital ratio net of cash and cash equivalents was 46.0%. Our long-term debt structure consists of the Revolving Facility due in 2007 and various senior subordinated notes due or redeemable in 2009, 2010, 2013 and 2015. These are discussed in more detail below. We believe the combination of cash flows from operations, floor plan facilities and the availability under our Revolving Facility (approximately $358.2 million at December 31, 2005) is sufficient to fund both our working capital needs and the targeted acquisition level discussed above.

Floor Plan Facilities

We finance all of our new vehicle inventory and certain used inventory through standardized floor plan facilities with DaimlerChrysler Financial Company, LLC (“DaimlerChrysler Financial”), Ford Motor Credit Company (“Ford Credit”), General Motors Acceptance Corporation (“GMAC”), Toyota Financial Services (“Toyota Financial”), Bank of America, JP Morgan Chase Bank and Merrill Lynch. These floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for all our floor plan facilities was 4.41% for 2005 and 2.88% for 2004. Our floor plan interest expense is offset by amounts received from manufacturers, in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In 2005, we received approximately $39.6 million in manufacturer assistance, which resulted in an effective borrowing rate under our floor plan facilities of approximately 0%. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.

On February 17, 2006, we executed a new credit facility which includes new floor plan facilities for both new and used vehicles. See Long-Term Debt and Credit Facilities—New Credit Facility below. On February 17, 2006, we also entered into or renewed separate floor plan credit arrangements with DaimlerChrysler Services North America LLC, Ford Motor Credit Company and General Motors Acceptance Corporation. These separate floor plan credit facilities provide a total of $552.8 million of availability to finance new vehicle inventory purchased from the respective manufacturer affiliates of these captive finance companies. We also anticipate entering into a new separate floor plan credit facility with BMW Financial Services NA, LLC in the near future to provide up to approximately $62.0 million of availability to finance new vehicle inventory purchased from

BMW of North America, LLC. Each of these separate floor plan facilities bear interest, or will bear interest, at variable rates based on prime and LIBOR. Our obligations under each of these separate floor plan facilities are secured, or will be secured, by liens on all of the new vehicle inventory financed under the respective floor plan credit facility, as well as the proceeds from the sale of such vehicles, and certain other collateral. In addition, we terminated certain of our existing floor plan facilities on February 17, 2006.

Long-Term Debt and Credit Facilities

The Revolving Facility:    At December 31, 2005 our Revolving Facility had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $568.9 million at December 31, 2005). The amount available to be borrowed under the Revolving Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At December 31, 2005, we had $60.1 million in letters of credit outstanding and $358.2 million of borrowing availability. The amounts outstanding under the Revolving Facility bear interest at 2.55 percentage points above LIBOR. The total outstanding balance was approximately $131.7 million as of December 31, 2005. Balances under our Revolving Facility are guaranteed by our operating domestic subsidiaries. On October 6, 2005, we extended the maturity on the Revolving Facility from October 31, 2006 to January 31, 2007. Subsequent to December 31, 2005, the Revolving Facility was repaid. See “New Credit Facility” below.

Senior Subordinated 11% and 8.625% Notes:    In August 2003, we issued $200.0 million in aggregate principal amount of 8.625% Notes. The net proceeds, before expenses, of approximately $194.3 million, together with an advance from our Revolving Facility, were used to redeem all of the 11% Notes for $194.6 million which included accrued interest and the redemption premium of 5.5% on September 10, 2003. A resulting loss of $13.9 million, which includes the redemption premium, and the write-off of unamortized discounts and deferred debt issuance costs are included in other income/(expense), net in the accompanying Consolidated Statement of Income for 2003. In November 2003, we issued an additional $75.0 million in aggregate principal amount of the 8.625% Notes. The net proceeds, before expenses, were approximately $78.9 million, and were used to pay down our Revolving Facility. This $75.0 million issuance contains the same provisions and terms as the $200.0 million issuance. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at our option after August 15, 2008. The redemption premiums for the twelve-month periods beginning August 15 of the years 2008, 2009 and 2010 are 104.313%, 102.875% and 101.438%, respectively. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Our obligations under the 8.625% Notes are guaranteed by our operating domestic subsidiaries.

We have five separate interest rate swaps totaling $150.0 million to effectively convert a portion of our fixed rate debt under the 8.625% Notes to a LIBOR-based variable rate debt. See Note 1 to our Consolidated Financial Statements and Item 7A: Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk. If the Standard & Poor’s or Moody’s Investor Services rating on our 8.625% Notes drops to “B” or “B2”, respectively, or is withdrawn, the counterparty for $125.0 million of the total interest rate swap notional value of $150.0 million has the option to terminate their interest rate swaps with us. If this counterparty terminates these options, the mark-to-market value of these interest rate swaps must be paid by either us or the counterparty. Further, if the counterparty terminates, it is likely that we will be required to pay the mark-to-market value of these interest rate swaps. Additionally, if such a termination occurs, the fair value of $125.0 million of our 8.625% Notes will no longer be hedged.

Convertible Senior Subordinated Notes:    In May 2002, we issued $149.5 million in aggregate principal amount of the 5.25% Convertible Senior Subordinated Notes (“the 2002 Convertibles”) with net proceeds, before expenses, of approximately $145.1 million. The net proceeds were used to repay a portion of the amounts outstanding under our Revolving Facility. The 2002 Convertibles are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at our option after May 7, 2005. The redemption premiums for the twelve-month periods beginning May 7 of the years 2005, 2006, 2007 and 2008 are 103.00%, 102.25%, 101.50% and 100.75%, respectively. Our obligations under the 2002 Convertibles are not guaranteed by any of our subsidiaries. The 2002 Convertibles are convertible into shares of Class A common stock, at the option of the holder, based on certain conditions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of this financing. None of the conversion features on the 2002 Convertibles were triggered in 2005 and none of the 2002 Convertibles were redeemed in 2005.

In November and December 2005, we issued $160.0 million in aggregate principal amount of 4.25% Convertible Senior Subordinated Notes (“the 2005 Convertibles”) with net proceeds, before expenses, of approximately $156.2 million. The 2005 Convertibles bear interest at an annual rate of 4.25% until November 30, 2010 and 4.75% thereafter. The net proceeds were used to repay a portion of the amounts outstanding under our Revolving Facility and to pay the net cost of convertible note hedge and warrant transactions. The 2005 Convertibles are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on November 30, 2015 and are redeemable on or after October 31, 2010. Our obligations under the 2005 Convertibles are not guaranteed by any of our subsidiaries. Holders of the 2005 Convertibles may convert them into cash and shares of our Class A common stock based on certain conditions. Upon conversion of the 2005 Convertibles, we will be required to deliver cash equal to the lesser of the aggregate principal amount of the 2005 Convertibles being converted or our total conversion obligation. If our total conversion obligation exceeds the aggregate principal amount of the 2005 Convertibles being converted, we will deliver shares of our Class A common stock to the extent of the excess amount, if any. We used $18.5 million of the net proceeds from the sale of the 2005 Convertibles to pay the net cost of convertible note hedge and warrant transactions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of this financing and the convertible note hedge and warrant transactions. None of the conversion features on the 2005 Convertibles were triggered in 2005.

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

New Credit Facility:    On February 17, 2006, we entered into a new four-year syndicated credit facility (the “New Credit Facility”) with 14 financial institutions, including three manufacturer-affiliated finance companies, providing for up to $1.2 billion in revolving credit and floor plan financing. The New Credit Facility replaces the Revolving Facility (which was terminated February 17, 2006) and a portion of our existing floor plan financing arrangements.

The New Credit Facility has a borrowing limit of $1.2 billion, which may be expanded at our option up to $1.45 billion in total credit availability upon satisfaction of certain conditions. Under the terms of the New Credit Facility, up to $700.0 million is available for new vehicle inventory floor plan financing (the “New Vehicle Floor Plan Sub-Facility”), up to $150.0 million is available for used vehicle inventory floor plan financing (the “Used Vehicle Floor Plan Sub-Facility”) and up to $350.0 million is available for working capital and general corporate purposes (the “Revolving Credit Sub-Facility”). The amount available for borrowing under the Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit under the Revolving Credit Sub-Facility. The Revolving Credit Sub-Facility matures on February 17, 2010. The New Vehicle Floor Plan Sub-Facility and the Used Vehicle Floor Plan Sub-Facility mature on the earlier of February 17, 2010 or upon demand by the administrative agent at the request of more than 80% of the lenders under those facilities.

The amounts outstanding under the Revolving Credit Sub-Facility will bear interest at a specified percentage above 30 day LIBOR according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid is from 1.75% above 30 day LIBOR to 2.75% above 30 day LIBOR, and is anticipated to commence at 2.00% above 30 day LIBOR. In addition, there is a quarterly commitment fee payable on the unused portion of the Revolving Credit Sub-Facility according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid for the quarterly commitment fee is 0.20% to 0.45% on the unused portion of the Revolving Credit Sub-Facility, and is anticipated to commence at 0.25%. The amounts outstanding under the New Vehicle Floor Plan Sub-Facility will bear interest at 1.00% above 30 day LIBOR. The amounts outstanding under the Used Vehicle Floor Plan Sub-Facility will bear interest at 1.125% above 30 day LIBOR. In addition, there are quarterly commitment fees of 0.20% payable on the unused portion of both the New Vehicle Floor Plan Sub-Facility and the Used Vehicle Floor Plan Sub-Facility. Under the terms of collateral documents entered into with the lenders under the New Credit Facility, outstanding balances under the New Credit Facility are secured by a pledge of substantially all of our assets and the assets of substantially all of our domestic subsidiaries, which domestic subsidiaries also guarantee our obligations under the New Credit Facility, and the pledge of certain additional collateral by one of our affiliates. The collateral for the New Credit Facility also includes the pledge of the stock or equity interests of our dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

We agreed under the New Credit Facility not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the New Credit Facility contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Specifically, the New Credit Facility permits cash dividends on our Class A and Class B common stock so long as no event of default or unmatured default (as defined in the New Credit Facility) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, we remain in compliance with other terms and conditions of the New Credit Facility. Financial covenants include required specified ratios of:

Covenant	Required
Minimum liquidity ratio	> 1.15
Fixed charge coverage ratio	> 1.20
Adjusted fixed charge coverage ratio	> 1.05
Total senior secured debt to EBITDA	< 2.25

The New Credit Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the New Credit Facility.

On February 17, 2006, in conjunction with the entrance into the New Credit Facility, we and substantially all of our domestic subsidiaries entered into collateral documents with the lenders, pursuant to which we and substantially all of our domestic subsidiaries granted a security interest in substantially all their assets to secure our obligations under the New Credit Facility, including a pledge of the stock or equity interests of our dealership franchise subsidiaries except where such a pledge is prohibited by the applicable vehicle manufacturer. This grant of security interests replaces the grant under the Revolving Facility.

Covenants and Default Provisions:    Noncompliance with covenants, including a failure to make any payment when due, under our New Credit Facility, Mortgage Facility, floor plan facilities, 8.625% Notes, 2002 Convertibles and 2005 Convertibles (collectively, our “Material Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our New Credit Facility. A default under our New Credit Facility would constitute a default under our Mortgage Facility and floor plan facilities and could entitle these lenders to accelerate our repayment obligations under the Mortgage Facility and/or one or more of the floor plan facilities. A default under our New Credit Facility, Mortgage Facility and one or more floor plan facilities would not result in a default under our 8.625% Notes, 2002 Convertibles or 2005 Convertibles unless our repayment obligations under the New Credit Facility, Mortgage Facility and/or one or more of the floor plan facilities were accelerated. An acceleration of our repayment obligation under any of our Material Debt Agreements could result in an acceleration of our repayment obligations under our other Material Debt Agreements. We expect to be in compliance with the covenants for all of our long-term debt agreements for the foreseeable future. We were in compliance with all of the restrictive and financial covenants on all of our floor plan and long-term debt facilities required to be submitted as of and for the period ended December 31, 2005. Since we finalized the New Credit Facility prior to calculating the financial covenants as of and for the year ended December 31, 2005 under the Revolving Facility, we were not required to calculate and submit covenants under the Revolving Facility to our lenders.

Acquisitions and Dispositions

During 2005, we acquired five franchises for a combined purchase price of $138.8 million in cash. The cash utilized for these acquisitions was financed by notes payable floor plan borrowings of $51.5 million, cash generated from our existing operations and by borrowings under our Revolving Facility. During 2005, we disposed of or terminated 22 franchises. These disposals generated cash of $61.6 million.

In January 2006, we purchased two franchises and a collision repair center for $63.6 million including goodwill, franchise assets and operating assets net of notes payable floor plan advances and operating liabilities.

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we typically seek to structure our operations to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are typically sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-20 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. The majority of our sale-leaseback transactions are completed with CARS. In 2005, we sold $14.5 million in dealership property and equipment in sale-leaseback transactions. There were no material gains or losses on these sales.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in 2005 were approximately $81.6 million, of which approximately $45.3 million related to the construction of new dealerships and collision repair centers and real estate acquired in connection with such construction. Once completed, these new dealerships and collision repair centers are generally sold in sale-leaseback transactions. New dealership and collision repair center capital expenditures incurred during 2005 expected to be sold within a year or sold in 2005 in sale-leaseback transactions were $33.9 million. We do not expect any significant gains or losses from these sales. As of December 31, 2005, commitments for facilities construction projects totaled approximately $32.4 million. We expect $21.5 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

Our Board of Directors has authorized us to expend up to $185.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In 2005, we repurchased 267,500 shares for approximately $5.6 million which was offset by proceeds received from the exercise of stock options under stock compensation plans of $9.2 million. As of December 31, 2005 we had $27.3 million remaining under our Board authorization.

Dividends

Our Board of Directors approved four quarterly cash dividends totaling $0.48 per share during 2005. On February 21, 2006, our Board of Directors approved a dividend of $0.12 per share for shareholders of record on March 15, 2006 that will be paid on April 15, 2006. We intend to pay dividends in the future based on available cash flows, covenant compliance and other factors. See Note 6 to our Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

Since the majority of our inventories are financed through floor plan notes payable and a significant portion of our receivables represent contracts in transit which are typically funded within ten days of the sale of the vehicle, we are not required to make significant investments in working capital that would negatively impact our operating cash flows. Therefore, our operating cash flows have approximated net income adjusted for non-cash items such as depreciation and amortization, gains and losses on the retirement of debt, deferred taxes, the cumulative effect of change in accounting principle and changes in working capital.

In 2005, cash flows from operations was $85.8 million, primarily comprised of net income adjusted for non-cash items and changes in working capital. Cash used in investing activities in 2005 was $131.9 million, the majority of which was related to dealership acquisitions and capital expenditures on construction in progress projects offset by proceeds received from dealership dispositions and the sales of property and equipment. Net cash provided by financing activities was $43.7 million and was generated mostly by the proceeds from the issuance of our 2005 Convertibles and net borrowings of notes payable—floor plan, which were somewhat offset by the use of the proceeds to pay down of the Revolving Facility, the net purchase of the corresponding hedge and warrants related to the 2005 Convertibles and dividends paid.

The cash flows used in funding the growth in Cornerstone’s notes receivable have been classified as operating activities. Cornerstone’s notes receivable balances were $14.3 million, $22.0 million, $37.9 million and $56.8 million at December 31, 2002 through 2005, respectively, before allowances for credit losses.

Our Consolidated Statement of Cash Flows includes both continuing and discontinued operations. Net cash used in operating activities associated with discontinued operations was $58.8 million and was substantially comprised of repayment of notes payable—floor plan—trade related to dispositions, an adjustment for depreciation and changes in assets and liabilities that relate to dealership operations. In our Consolidated Statement of Cash Flows, cash flows from investing activities includes the line item “Proceeds from sale of franchises” which is entirely related to discontinued operations. With the exception of “Proceeds from sale of franchises” and “Repayments of notes payable—floor plan—non-trade related to dispositions”, cash flows from investing and financing activities contain an immaterial amount of cash flows from discontinued operations. Since discontinued operations typically contain unprofitable franchises, the absence of these cash flows would generally increase consolidated cash flows from operations. However, this increase would be substantially offset by a decrease in cash flows from “Proceeds from sale of franchises”. If we were to stop selling franchises, we do not anticipate that this change in strategy would impact our future liquidity and capital resources.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. See Note 11 to our Consolidated Financial Statements for a discussion regarding the guarantees and indemnifications. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of these guarantees and indemnifications.

Future Liquidity Outlook

Our future obligations are as follows:

	(Amounts in thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Floor Plan Facilities (1)	$1,042,208	$—	$—	$—	$—	$—	$1,042,208
Long-Term Debt (2)	2,747	134,616	2,596	130,774	158,960	285,365	715,058
Estimated Interest Payments on Floor Plan Facilities (3)	7,539	—	—	—	—	—	7,539
Estimated Interest Payments on Long-Term Debt (4)	49,085	40,234	39,296	34,649	29,810	29,587	222,661
Operating Leases	148,865	140,242	131,565	115,428	104,770	879,991	1,520,861
Construction Contracts	32,387	—	—	—	—	—	32,387
Other Purchase Obligations	9,920	4,347	284	—	—	—	14,551
Acquisition Purchase Commitments (5)	49,504	—	—	—	—	—	49,504

Total	$1,342,255	$319,439	$173,741	$280,851	$293,540	$1,194,943	$3,604,769

(1)	Floor plan facilities includes amounts classified as liabilities associated with assets held for sale.
(2)

Amounts under the 8.625% Notes and the 2002 Convertibles are redeemable at our option (see preceding discussion regarding long-term debt and credit facilities) but have been classified in this schedule according to contractual maturity. The 2005 Convertibles are redeemable at both our option and the option of the holders of the 2005 Convertibles in November 2010 and have, therefore, been classified for maturity in

2010. On February 17, 2006, we entered into a revolving credit facility which will expire February 17, 2010. In connection with this new revolving credit facility we terminated the Revolving Facility whose maturity was January 31, 2007. See Long-Term Debt and Credit Facilities above.

(3)	Floor plan facilities balances (including amounts classified as liabilities associated with assets held for sale) are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2005 floor plan facilities balance, the weighted average interest rate for the fourth quarter of 2005 of 5.15% and the assumption that floor plan facilities balances at December 31, 2005 would be relieved within sixty days in connection with the sale of the associated vehicle inventory.
(4)	Estimated interest payments calculated assuming contractual maturities, no principal payments on the Revolving Facility before the contractual maturity and the interest rate in effect at December 31, 2005 (6.94%) for the Revolving Facility. Estimated interest payments do include net interest expense from our interest rate swaps. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Interest Expense, Other, Net, and Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk, for discussion regarding our interest rate swaps.
(5)	Amount represents estimated purchase price of tangible and intangible assets net of floor plan facilities balances of $13.4 million.

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

Seasonality

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in, and may adversely affect our profitability and new vehicle demand. Parts and service demand remains more stable throughout the year.

Off-Balance Sheet Arrangements

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. We expect the aggregate amount of the obligations we guarantee to increase as we dispose of additional franchises. See Note 11 to our Consolidated Financial Statements for a discussion regarding these guarantees and indemnifications. Past performance under these guarantees and indemnifications and their estimated fair value has been immaterial to our liquidity and capital resources. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnifications, including environmental exposures and the financial performance of lease assignees and sublessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources.

5.25% Convertible Senior Subordinated Notes

The 2002 Convertibles are convertible into shares of our Class A common stock, at the option of the holder, based on certain conditions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions which are primarily linked to the per share price of our Class A common stock and the relationship between the trading values of our Class A Common Stock and the 2002 Convertibles. This type of financing arrangement was selected by us in order to achieve a more favorable interest rate (as opposed to other forms of available financing). The 2002 Convertibles are material to our liquidity and capital resources.

4.25% Convertible Senior Subordinated Notes, Hedge and Warrants

The 2005 Convertibles are convertible at the option of the holder into cash and shares of our Class A Common Stock, based on certain conditions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions which are primarily linked to the relationship between the trading values of our Class A Common Stock and the 2005 Convertibles. Since both the holders of the 2005 Convertibles and we can redeem these notes on or after October 31, 2010, we expect that either a conversion or a redemption of these notes will occur in 2010. This type of financing arrangement was selected by us in order to achieve a more favorable interest rate (as opposed to other forms of available financing). The 2005 Convertibles are material to our liquidity and capital resources.

In connection with the issuance of the 2005 Convertibles we entered into convertible hedge and warrant transactions. The convertible note hedge and warrant transactions are designed to increase the effective conversion price per share of our Class A common stock from $24.14 to $33.00 and, therefore, mitigate the potential dilution upon conversion of the 2005 Convertibles at the time of conversion. The convertible note hedge and warrant transactions have been recorded at cost within stockholders’ equity on our Consolidated Financial Statements in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF No. 01-6, “The Meaning of “Indexed to a Company’s Own Stock”. See Note 1 to our Consolidated Financial Statements, Derivative Instruments and Hedging Activities, for a discussion regarding the convertible note hedge and warrant transactions.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, Revolving Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swap (see below) was approximately $1,174.8 million at December 31, 2005 and approximately $1,291.0 million at December 31, 2004. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $14.3 million in 2005 and approximately $11.8 million in 2004. Of the total change in interest expense, approximately $9.0 million in 2005 and approximately $8.0 million in 2004 would have resulted from the floor plan facilities.

Our exposure with respect to floor plan facilities is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. Import and luxury manufacturers, excluding Cadillac, generally pay less in floor plan assistance while domestic manufactures generally pay more in floor plan assistance. As we enrich our portfolio of dealerships with more import and luxury dealerships, we expect that amounts of floor plan assistance recognized will continue to decrease. During 2005 and 2004, the amounts we recognized from manufacturer floor plan assistance for both continuing and discontinued franchises exceeded our floor plan interest expense by approximately $4.5 million and $11.0 million, respectively. A change in interest rates of 100 basis points would have had an estimated impact on floor plan assistance of approximately $5.6 million in 2005 and $5.3 million in 2004. Should the amount of floor plan assistance payments received from manufacturers decrease from the current levels, this decrease could adversely affect our future operating results to the extent that this decrease is not recaptured in prices charged to new vehicle customers.

In addition to our variable rate debt, approximately 25% of our dealership facilities have monthly lease payments that fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we have an interest rate swap agreement (the “Fixed Swap”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Fixed Swap will mature June 6, 2006 and has a notional principal of $100.0 million. Under the terms of the Fixed Swap, we receive interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at a fixed rate of 4.50%.

We have five separate interest rate swaps totaling $150.0 million (collectively, the “New Variable Swaps”) to effectively convert a portion of our fixed rate debt under the 8.625% Notes to a LIBOR-based variable rate debt. Under the New Variable Swaps, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the six month LIBOR which is fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% with a weighted average spread of 3.83%. The New Variable Swaps expire on August 15, 2013.

Future maturities of variable and fixed rate debt, and related interest rate swaps are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Amounts in thousands, except for interest rates)
Liabilities
Long-term Debt:
Fixed Rate	2,334	2,461	2,596	130,774	158,960	285,365	582,490	593,041
Average Stated Interest Rate	10.19%	10.19%	10.19%	5.33%	4.33%	8.71%	6.74%
Variable Rate (1)	413	132,155	—	—	—	—	132,568	132,568
Average Stated Interest Rate	8.00%	4.91%					4.92%

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	100,000	—	—	—	—	—	100,000	(33)
Average pay rate	4.50%						4.50%
Receive rate	1 Month LIBOR						1 Month LIBOR
Fixed to Variable	—	—	—	—	—	150,000	150,000	3,684
Average pay rate						3.83% +6 month	3.83 +6 month %
						LIBOR	LIBOR
Receive rate						8.625%	8.625%

(1)	On February 17, 2006, we entered into a new credit agreement with a maturity date of February 17, 2010.

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

Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal accounting officer, who is currently responsible for performing certain functions of our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal accounting officer, who is currently responsible for performing certain functions of our principal financial officer, have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K. During our last fiscal quarter, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Accounting Officer currently serves as principal accounting officer and performs certain of the functions of principal financial officer. At the end of the period covered by this report, the Chief Accounting Officer performed the evaluation of disclosure controls and procedures required to be conducted and performed the analysis necessary to provide the certifications to this annual report required to be given by the principal financial officer.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, who is currently responsible for performing certain functions of our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

During 2005, Sonic acquired automotive dealerships, Middle Tennessee Motor Cars, Brewbaker Motors, Inc., W.I. Simonson, Inc. and Hutchison Motors, Inc. (the “2005 Acquisitions”), which were not included in our assessment of the effectiveness of our internal control over financial reporting. As a result, management’s conclusion regarding the effectiveness of our internal control over financial reporting does not extend to the 2005 Acquisitions. These dealerships represented approximately 5.79 and 2.54 percent of Sonic’s total assets and revenues, respectively. See Note 2 to our accompanying Consolidated Financial Statements for additional information on these 2005 acquisitions.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been attested to by Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sonic Automotive, Inc.

Charlotte, North Carolina

We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Sonic Automotive, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Middle Tennessee Motor Cars, Brewbaker Motors, Inc., W.I. Simonson, Inc. and Hutchinson Motors, Inc. (the “2005 Acquisitions”) which were acquired on March 21, 2005, April 15, 2005, May 23, 2005 and December 7, 2005 and whose financial statements reflect total assets and revenues constituting 5.79 and 2.54 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at the 2005 Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard in 2003 and the restatement discussed in Note 1 to those financial statements.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 15, 2006

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required by this item is furnished by incorporation by reference to all information under the captions entitled “Election of Directors”, “General—Ownership of Voting Stock” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on April 20, 2006 (the “Proxy Statement”). Information as to those members of our audit committee who have been determined by our board of directors to qualify as “audit committee financial experts” (as defined by SEC rules) is furnished by incorporation by reference to the information under the caption entitled “Election of Directors—Board Meetings and Committees of the Board—Audit Committee” in the Proxy Statement. The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our officers, directors and employees, including our principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters for our audit, compensation and nominating and corporate governance committees are available on our website at www.sonicautomotive.com. Copies of these documents are also available without charge upon written request to Stephen K. Coss, Senior Vice President, General Counsel and Secretary, 5401 East Independence Boulevard, Charlotte, North Carolina 28212.

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

The information required by this item is furnished by incorporation by reference to all information under the caption “General—Ownership of Voting Stock” and “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is furnished by incorporation by reference to all information under the captions “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is furnished by incorporation by reference to all information under the caption “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(a) (1) Financial Statements: Consolidated Balance Sheets as of December 31, 2004 and 2005. Consolidated Statements of Income for the Years Ended December 31, 2003, 2004 and 2005. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2004 and 2005. Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 (restated), 2004 (restated) and 2005.

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

EXHIBIT NO.	DESCRIPTION
1.1*	Purchase Agreement dated November 18, 2005 among Sonic, Bank of America Securities LLC, J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to Sonic’s Current Report on Form 8-K filed November 23, 2005) (the “November 2005 Form 8-K”)).

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006)).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)

4.2*	Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

4.3*	Form of 5.25% Convertible Senior Subordinated Note due 2009 (incorporated by reference to Exhibit 4.2 to Sonic’s Amended Current Report on Form 8-K/A filed on May 6, 2002 (the “May 2002 Form 8-K/A”)).

4.4*	Supplemental Indenture by and among Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the May 2002 Form 8-K/A).

4.5*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).

EXHIBIT NO.	DESCRIPTION
4.6*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

4.7*	Form of 4.25% Convertible Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the November 2005 Form 8-K).

4.8*	Subordinated Indenture, dated as of May 7, 2002, among Sonic, the guarantors named there in and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed November 21, 2005).

4.9*	Second Supplemental Indenture dated as of November 23, 2005, between Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the November 2005 Form 8-K).

10.1*	Master Loan Agreement dated as of December 31, 2002 (the “Master Loan Agreement”) among Sonic, as Guarantor, the subsidiaries of Sonic listed therein, as Borrowers, and Toyota Credit, as Lender (incorporated by reference to Exhibit 10.10 to the 2002 Annual Report).

10.2*	Promissory Note relating to Construction Loan dated December 31, 2002 by the subsidiaries of Sonic listed therein, as Borrowers, in favor of Toyota Credit, as Lender, pursuant to the Master Loan Agreement (incorporated by reference to Exhibit 10.11 to the 2002 Annual Report).

10.3*	Promissory Note relating to Permanent Loan dated December 31, 2002 by the subsidiaries of Sonic listed therein, as Borrowers, in favor of Toyota Credit, as lender, pursuant to Master Loan Agreement (incorporated by reference to Exhibit 10.12 to the 2002 Annual Report).

10.4*	Continuing and Irrevocable Guaranty dated as of December 31, 2002 by Sonic, as Guarantor, in favor of Toyota Credit, as Lender, regarding the obligations of certain subsidiaries of Sonic, as borrowers, under the Master Loan Agreement (incorporated by reference to Exhibit 10.13 to the 2002 Annual Report).

10.5*	Sonic Automotive, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004). (1)

10.6*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)

10.7*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report). (1)

10.8*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report). (1)

10.9*	FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999 (incorporated by reference to Exhibit 4.1 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-95791)). (1)

10.10*	Employment Agreement dated November 4, 2004 between Sonic and Jeffrey C. Rachor (incorporated by reference to Exhibit 10.24 to the 2004 Annual Report). (1)

10.11*	Employment Agreement dated December 27, 2004 between Sonic and Mark J. Iuppenlatz (incorporated by reference to Exhibit 10.26 to the 2004 Annual Report). (1)

EXHIBIT NO.	DESCRIPTION

10.12*	Separation Agreement dated April 26, 2004 between Sonic and Theodore M. Wright (incorporated by reference to Exhibit 10.2 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004). (1)

10.13*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 27, 2005). (1)

10.14*	Consulting Agreement dated August 23, 2005 between Sonic and E. Lee Wyatt, Jr. (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). (1)

10.15*	Purchased call option confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the November 2005 Form 8-K).

10.16*	Purchased call option confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the November 2005 Form 8-K).

10.17*	Warrant confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the November 2005 Form 8-K).

10.18*	Warrant confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the November 2005 Form 8-K).

21.1	Subsidiaries of Sonic.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Mr. Greg D. Young pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. Greg D. Young pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ GREG D. YOUNG
Greg D. Young Chief Accounting Officer

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 15, 2006

/s/ B. SCOTT SMITH B. Scott Smith	Vice Chairman, Chief Strategic Officer and Director	March 15, 2006

/s/ JEFFREY C. RACHOR Jeffrey C. Rachor	President, Chief Operating Officer and Director	March 15, 2006

/s/ GREG D. YOUNG Greg D. Young	Chief Accounting Officer (principal financial and accounting officer)	March 15, 2006

/s/ WILLIAM R. BROOKS William R. Brooks	Director	March 15, 2006

/s/ WILLIAM P. BENTON William P. Benton	Director	March 15, 2006

/s/ WILLIAM I. BELK William I. Belk	Director	March 15, 2006

/s/ H. ROBERT HELLER H. Robert Heller	Director	March 15, 2006

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 15, 2006

/s/ THOMAS P. CAPO Thomas P. Capo	Director	March 15, 2006

/s/ VICTOR H. DOOLAN Victor H. Doolan	Director	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sonic Automotive, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor and the accompanying 2003 and 2004 consolidated statements of cash flows have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 15, 2006

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2005

(Dollars in thousands)

	December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$9,991	$7,566
Receivables, net	357,403	396,225
Inventories	1,024,342	1,016,457
Assets held for sale	98,530	73,837
Construction in progress expected to be sold in sale-leaseback transactions	77,285	95,131
Other current assets	21,910	27,484

Total current assets	1,589,461	1,616,700
Property and Equipment, net	134,490	148,267
Goodwill, net	1,056,924	1,122,538
Other Intangible Assets, net	84,777	88,696
Other Assets	33,877	49,300

Total Assets	$2,899,529	$3,025,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable—floor plan—trade	$609,422	$579,022
Notes payable—floor plan—non-trade	375,127	410,296
Trade accounts payable	88,616	91,101
Accrued interest	15,421	17,378
Other accrued liabilities	175,511	167,060
Liabilities associated with assets held for sale—trade	54,513	45,953
Liabilities associated with assets held for sale—non-trade	11,796	6,937
Current maturities of long-term debt	2,970	2,747

Total current liabilities	1,333,376	1,320,494
Long-Term Debt	668,826	712,311
Other Long-Term Liabilities	28,888	29,479
Deferred Income Taxes	98,752	132,419
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 39,979,567 shares issued and 29,631,703 shares outstanding at December 31, 2004; 40,561,149 shares issued and 29,945,785 shares outstanding at December 31, 2005	397	403
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2004 and December 31, 2005	121	121
Paid-in capital	441,503	433,654
Retained earnings	470,663	542,374
Accumulated other comprehensive (loss)/income	(1,228)	20
Deferred compensation related to restricted stock	(3,408)	(1,829)
Treasury stock, at cost (10,347,864 Class A shares held at December 31, 2004 and 10,615,364 Class A shares held at December 31, 2005)	(138,361)	(143,945)

Total stockholders’ equity	769,687	830,798

Total Liabilities and Stockholders’ Equity	$2,899,529	$3,025,501

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2004 and 2005

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2003	2004	2005
Revenues:
New vehicles	$4,118,364	$4,376,287	$4,817,717
Used vehicles	1,101,871	1,141,431	1,238,586
Wholesale vehicles	410,446	481,873	540,977

Total vehicles	5,630,681	5,999,591	6,597,280
Parts, service and collision repair	900,265	994,263	1,091,172
Finance, insurance and other	185,022	183,728	196,390

Total revenues	6,715,968	7,177,582	7,884,842
Cost of sales	5,688,641	6,075,146	6,673,584

Gross profit	1,027,327	1,102,436	1,211,258
Selling, general and administrative expenses	811,561	867,450	939,177
Depreciation and amortization	10,889	16,303	21,297

Operating income	204,877	218,683	250,784
Other income / (expense):
Interest expense, floor plan	(20,110)	(25,864)	(40,209)
Interest expense, other, net	(41,437)	(42,431)	(46,448)
Other income / (expense), net	(13,844)	48	54

Total other expense	(75,391)	(68,247)	(86,603)

Income from continuing operations before taxes and cumulative effect of change in accounting principle	129,486	150,436	164,181
Provision for income taxes	43,951	57,152	62,390

Income from continuing operations before cumulative effect of change in accounting principle	85,535	93,284	101,791
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(9,664)	(10,623)	(13,439)
Income tax benefit	1,308	3,410	3,509

Loss from discontinued operations	(8,356)	(7,213)	(9,930)

Income before cumulative effect of change in accounting principle	77,179	86,071	91,861
Cumulative effect of change in accounting principle, net of tax benefit of $3,325	(5,619)	—	—

Net income	$71,560	$86,071	$91,861

Basic earnings (loss) per share:
Earnings per share from continuing operations	$2.09	$2.25	$2.43
Loss per share from discontinued operations	(0.20)	(0.17)	(0.23)

Earnings per share before cumulative effect of change in accounting principle	1.89	2.08	2.20
Cumulative effect of change in accounting principle	(0.14)	—	—

Earnings per share	$1.75	$2.08	$2.20

Weighted average common shares outstanding	40,920	41,375	41,817

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$2.00	$2.16	$2.33
Loss per share from discontinued operations	(0.19)	(0.16)	(0.21)

Earnings per share before cumulative effect of change in accounting principle	1.81	2.00	2.12
Cumulative effect of change in accounting principle	(0.12)	—	—

Earnings per share	$1.69	$2.00	$2.12

Weighted average common shares outstanding	45,197	45,217	45,533

Dividends declared per common share	$0.20	$0.44	$0.48

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2004 and 2005

(Dollars and shares in thousands)

	Class A Common Stock		Class B Common Stock		Deferred Compensation Related to Restricted Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2002	37,246	$371	12,029	$121	$—	$396,813	$339,457	$(93,137)	$(6,447)	$637,178	$—
Shares awarded under stock compensation plans	1,343	13	—	—	—	14,689	—	—	—	14,702	—
Purchases of treasury stock	—	—	—	—	—	—	—	(24,307)	—	(24,307)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	5,390	—	—	—	5,390	—
Fair value of interest rate swap agreements, net of tax expense of $1,296	—	—	—	—	—	—	—	—	2,028	2,028	2,028
Net income	—	—	—	—	—	—	71,560	—	—	71,560	71,560
Dividends ($.20 per share)	—	—	—	—	—	—	(8,218)	—	—	(8,218)	—

BALANCE AT DECEMBER 31, 2003	38,589	$384	12,029	$121	$—	$416,892	$402,799	$(117,444)	$(4,419)	$698,333	$73,588

Shares awarded under stock compensation plans	1,391	13	—	—	(3,570)	19,341	—	—	—	15,784	—
Purchases of treasury stock	—	—	—	—	—		—	(20,917)	—	(20,917)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	5,270	—	—	—	5,270	—
Fair value of interest rate swap agreements, net of tax expense of $2,040	—	—	—	—	—	—	—	—	3,191	3,191	3,191
Restricted stock amortization					162					162
Net income	—	—	—	—	—	—	86,071	—	—	86,071	86,071
Dividends ($.44 per share)	—	—	—	—	—	—	(18,207)	—	—	(18,207)	—

BALANCE AT DECEMBER 31, 2004	39,980	$397	12,029	$121	$(3,408)	$441,503	$470,663	$(138,361)	$(1,228)	$769,687	$89,262

Shares awarded under stock compensation plans	631	7	—	—	(651)	9,873	—	—	—	9,229	—
Stock-based compensation—stock options	—	—	—	—	—	114	—	—	—	114	—
Purchases of treasury stock	—	—	—	—	—	—	—	(5,584)	—	(5,584)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	1,504	—	—	—	1,504	—
Income tax benefit associated with convertible note hedge	—	—	—	—	—	175	—	—	—	175	—
Fair value of interest rate swap agreements, net of tax expense of $798	—	—	—	—	—	—	—	—	1,248	1,248	1,248
Restricted stock amortization	—	—	—	—	1,485		—	—	—	1,485	—
Restricted stock forfeiture	(50)	(1)	—	—	745	(1,055)	—	—	—	(311)	—
Purchase of convertible note hedge and warrants, net	—	—	—	—	—	(18,460)	—	—	—	(18,460)	—
Net income	—	—	—	—	—	—	91,861	—	—	91,861	91,861
Dividends ($0.48 per share)	—	—	—	—	—	—	(20,150)	—	—	(20,150)	—

BALANCE AT DECEMBER 31, 2005	40,561	$403	12,029	$121	$(1,829)	$433,654	$542,374	$(143,945)	$20	$830,798	$93,109

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2004	2005
	As Restated (Note 1)	As Restated (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,560	$86,071	$91,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	12,271	17,131	21,982
Provision for bad debt expense	373	477	3,393
Other amortization	147	281	309
Debt issuance cost amortization	417	526	401
Debt discount amortization, net of premium amortization	923	78	77
Restricted stock amortization	—	162	1,485
Restricted stock forfeiture	—	—	(311)
Stock—based compensation expense	—	—	114
Cumulative effect of change in accounting principle, net of tax	5,619	—	—
Deferred income taxes	18,610	15,781	30,731
Equity interest in earnings of investees	(758)	(807)	(819)
Impairment of franchise agreements	500	1,075	—
Impairment of property and equipment	1,519	3,188	2,599
(Gain)/Loss on disposal of franchises and property and equipment	(4,977)	(4,577)	6
Loss on retirement of debt	13,928	—	—
Income tax benefit associated with stock compensation plans	5,390	5,270	1,504
Income tax benefit associated with convertible hedge	—	—	175
Changes in assets and liabilities that relate to operations:
Receivables	(7,647)	(50,883)	(40,085)
Inventories	(122,789)	28,055	36,123
Other assets	(22,365)	10	(17,589)
Notes payable—floor plan—trade	55,414	70,049	(40,535)
Trade accounts payable and other liabilities	16,560	92,210	(5,661)

Total adjustments	(26,865)	178,026	(6,101)

Net cash provided by operating activities	44,695	264,097	85,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired	(113,598)	(268,666)	(138,760)
Purchases of property and equipment	(90,419)	(105,603)	(81,638)
Proceeds from sales of property and equipment	49,910	68,136	26,435
Proceeds from sales of franchises	68,047	54,957	61,572
Distributions from equity investees	550	—	500

Net cash used in investing activities	(85,510)	(251,176)	(131,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(repayments) on notes payable floor plan—non-trade	90,794	(3,214)	32,060
Net repayments on revolving credit facilities	(34,644)	(56,927)	(106,887)
Proceeds from long-term debt	271,631	164	156,159
Debt issuance costs	(619)	—	(640)
Purchase of convertible note hedge and warrants, net	—	—	(18,460)
Payments on long-term debt	(8,747)	(2,537)	(2,094)
Repurchase of debt securities	(192,390)	—	—
Purchases of treasury stock	(24,307)	(20,917)	(5,584)
Issuance of shares under stock compensation plans	14,702	15,784	9,229
Dividends paid	(4,099)	(17,365)	(20,077)

Net cash provided by/(used in) financing activities	112,321	(85,012)	43,706

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	71,506	(72,091)	(2,425)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,576	82,082	9,991

CASH AND CASH EQUIVALENTS, END OF YEAR	$82,082	$9,991	$7,566

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Accrual for purchases of property and equipment	$5,656	$4,430	$4,943
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Restricted stock issuance	$—	$3,570	$651
Restricted stock forfeiture	$—	$—	$(745)
Long-term debt assumed in purchase of business, including premium of $7,254	$—	$33,824	$—
Change in fair value of cash flow hedging instruments (net of tax expense of $1,296, $2,040 and $798 in 2003, 2004 and 2005, respectively)	$2,028	$3,191	$1,248
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amount capitalized	$66,994	$74,398	$91,853
Income taxes	$24,319	$14,731	$30,434

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue), operating 175 dealership franchises and 37 collision repair centers throughout the United States as of December 31, 2005. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 2005, Sonic sold a total of 37 foreign and domestic brands of new vehicles.

Principles of Consolidation—All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying Consolidated Financial Statements except for the one fifty-percent owned dealership that is accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. All material intercompany balances and transactions have been eliminated in the accompanying Consolidated Financial Statements.

Restatements and Reclassifications—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, individual franchises sold, terminated or classified as held for sale are required to be reported as discontinued operations. During 2005, Sonic completed the disposal of 20 automobile franchises, terminated two automobile franchises and as of December 31, 2005 had approved, but not yet completed, the disposition of 16 additional franchises. In accordance with the provisions of SFAS No. 144, the results of operations of these franchises for the years ended December 31, 2003, 2004 and 2005 were reported as discontinued operations for all periods presented. Many of the provisions of SFAS No. 144 involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods Sonic determines that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income are reclassified in order to reflect the current classification.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain cash flows in the accompanying Consolidated Statements of Cash Flows have been restated as the correction of an error to comply with SFAS No. 95, “Statement of Cash Flows.” Sonic’s previous policy related to borrowings of notes payable floor plan in connection with an acquisition of a franchise was to net the borrowing related to an acquisition in the “purchases of businesses, net of cash acquired” classification within investing activities on the Consolidated Statement of Cash Flows. Repayments of notes payable floor plan related to the disposal of a franchise were netted in the “proceeds from sales of franchises” classification within the investing activities on the Consolidated Statement of Cash Flows. Sonic now classifies the borrowings related to acquisitions, the repayments of notes payable—floor plan—non-trade related to dispositions and the repayments of notes payable—floor plan related to acquisitions as financing activities in the Consolidated Statement of Cash Flows. Repayments of notes payable—floor plan—trade related to dispositions are classified as operating activities in the Consolidated Statement of Cash Flows. The following table shows the effects of this restatement and other reclassifications, which did not impact Sonic’s beginning or ending cash positions or total change in cash, on the Consolidated Statement of Cash Flows. The “previously reported” amounts in the following table were reported in Sonic’s Form 8-K filed November 3, 2005. These “previously reported” amounts were characterized as a “reclassification” and have now been recharacterized as the correction of an error consistent with the above discussed subsequent restatement attributable to acquisition and disposition activity.

	Years Ended December 31,
	2003	2004
	(dollars in thousands)
Net cash provided by operating activities as previously reported	$63,825	$258,225
Reclassification of notes payable—floorplan—trade related to dispositions	(37,029)	(18,751)
Reclassification of repayments of notes payable—floor plan related to acquisitions	18,449	24,623
Other reclassifications	(550)	—

Net cash provided by operating activities, as restated	$44,695	$264,097

Net cash used in investing activities as previously reported	$(82,933)	$(199,007)
Reclassification of notes payable—floor plan related to acquisitions	(44,784)	(74,649)
Reclassification of notes payable—floor plan—trade related to dispositions	37,029	18,751
Reclassification of notes payable—floor plan—non-trade related to dispositions	4,628	3,729
Other reclassifications	550	—

Net cash used in investing activities, as restated	$(85,510)	$(251,176)

Net cash provided by/(used in) financing activities as previously reported	$90,614	$(131,309)
Reclassification of notes payable—floor plan related to acquisitions	44,784	74,649
Reclassification of notes payable—floor plan—Non-trade related to dispositions	(4,628)	(3,729)
Reclassification of repayments of notes payable—floor plan related to acquisitions	(18,449)	(24,623)

Net cash provided by/(used in) financing activities, as restated	$112,321	$(85,012)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents—Sonic classifies cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents.

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

Sonic also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts, the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale. As of December 31, 2004 and 2005, the amounts recorded as allowances for commission chargeback reserves were $17.8 million and $12.9 million, respectively. The majority of these amounts recorded as allowances for commission chargeback reserves were classified in the accompanying Consolidated Financial Statements as other accrued liabilities and the remaining amount was classified as other long-term liabilities.

Floor Plan Assistance—Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts included in cost of sales were $34.7 million, $36.6 million and $37.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Contracts in Transit—Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying Consolidated Balance Sheets and totaled $139.2 million at December 31, 2004 and $161.0 million at December 31, 2005.

Accounts Receivable—In addition to contracts in transit, Sonic’s accounts receivable consist of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Sonic believes that there is a minimal risk of uncollectability on warranty receivables. Sonic evaluates parts and other receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable is not significant.

Inventories—Inventories of new, recorded net of manufacturer credits, and used vehicles, including demonstrators, are stated at the lower of specific cost or market. Inventories of parts and accessories are accounted for using the “first-in, first-out” (“FIFO”) method of inventory accounting and are stated at the lower of FIFO cost or market. Other inventories are primarily service loaner vehicles and, to a lesser extent, vehicle chassis, other supplies and capitalized customer work-in-progress (open customer vehicle repair orders). Other inventories are stated at the lower of specific cost (depreciated cost for service loaner vehicles) or market.

Sonic assesses the valuation of all of its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, Sonic primarily considers the age of the vehicles along with the timing of annual and model changeovers. For used vehicles, Sonic considers recent market data and trends such as loss histories along with the current age of the inventory. Parts inventories are primarily assessed considering excess quantity and continued usefulness of the part. The risk with parts inventories is minimized by the fact that excess or obsolete parts can generally be returned to the manufacturer. Sonic recorded $0.9 million and $0.1 million in reserves during 2004 and 2005, respectively, related to wholesale parts operations. These reserves were classified as cost of sales in the Consolidated Statements of Income. Sonic did not record any significant reserves on any inventory balances in 2003.

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

Leasehold and land improvements	10-30 years
Buildings	10-30 years
Parts and service equipment	7-10 years
Office equipment and fixtures	3-10 years
Company vehicles	3-5 years

Sonic reviews the carrying value of property and equipment and other long-term assets (other than goodwill and franchise assets) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, Sonic compares the carrying amount of the asset to the estimated undiscounted cash flows related to those assets. Sonic concludes that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If Sonic determines an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, Sonic determines fair value by using a discounted cash flow model.

In 2005, property and equipment impairment charges totaling $1.2 million were recorded in continuing operations (selling, general and administrative expenses) relating to contracted land sales, the abandonment of construction projects and the abandonment and disposal of dealership equipment. The contracted land sale impairment charge was recorded in connection with the execution of a contract to sell land at a price lower than the land’s recorded value. The construction project impairment charges were recorded in connection with the decision to abandon the construction projects. The dealership equipment impairment charges were recorded in connection with the decision to downsize certain wholesale parts operations. Additional property and equipment impairment charges of $1.4 million were recorded during 2005 in discontinued operations relating to the expected loss on disposal of fixed assets in connection with the sale of franchises. The discontinued operations impairment charges were recorded based on the estimates of proceeds to be received for fixed assets to be sold in connection with the disposal of the associated franchises being lower than recorded balances.

In 2004, property and equipment impairment charges totaling $0.8 million were recorded in continuing operations (selling, general and administrative expenses) relating to the abandonment of construction projects and the abandonment and disposal of dealership equipment. These construction project impairment charges were recorded in connection with the decision to abandon the construction projects. The dealership equipment impairment charges were recorded in connection with the decision to downsize certain wholesale parts operations. Additional property and equipment impairment charges of $2.4 million were recorded during 2004 in discontinued operations relating to the abandonment of construction projects and the write-down of leasehold improvements for franchises classified as assets held for sale. The construction projects were abandoned in connection with the decision to sell the related franchises. The impairment charge for leasehold improvements relates to the difference between the discounted cash flows of sublease receipts, net of amounts owed under the lease, for property where the leasehold improvements reside and the carrying value of the leasehold improvements. An impairment charge for the leasehold improvements was recorded when it was determined that Sonic would not recover the carrying value of the leasehold improvements when considering the lease costs net of sublease receipts.

In 2003, property and equipment impairment charges totaling $0.6 million were recorded in continuing operations (selling, general and administrative expenses) relating to the abandonment of construction projects and the abandonment and disposal of dealership equipment. These construction project impairment charges were recorded in connection with the decision to abandon the construction projects. The dealership equipment impairment charges were recorded in connection with the decision to downsize certain wholesale parts operations. Additional property and equipment impairment charges of $0.9 million were recorded during 2003 in discontinued operations relating to the abandonment of construction projects and the write-down of leasehold improvements for franchises classified as assets held for sale. The construction projects were abandoned in connection with the decision to sell the related franchises. The impairment charge for leasehold improvements relates to the difference between the discounted cash flows of sublease receipts for property where the leasehold improvements reside and the carrying value of the leasehold improvements. An impairment charge for the leasehold improvements was recorded when it was determined that Sonic would not recover the carrying value of the leasehold improvements when considering the lease costs net of sublease receipts.

Derivative Instruments and Hedging Activities—Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions and the fair value of certain obligations classified as long-term debt on the accompanying Consolidated Balance Sheets. In general, the types of risks being hedged are those relating to the variability of cash flows, the delivery of Sonic’s Class A common stock in connection with the conversion of convertible debt and long-term debt fair values caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the term of each hedge. The only derivatives currently being used are interest rate swaps, used for the purposes of hedging cash flows of variable rate debt and the fair value of fixed rate long-term debt, and options to buy and sell Sonic’s Class A common stock, used for the purpose of hedging the amount of Sonic’s Class A common stock required to be issued to holders of Sonic’s 4.25% convertible senior subordinated notes (the “2005 Convertibles”) upon conversion.

Sonic has utilized two separate interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of the LIBOR-based variable rate debt to a fixed rate. The first swap agreement matured October 31, 2004 and had a notional principal amount of $100.0 million. The second swap agreement will mature June 6, 2006 and has a notional principal of $100.0 million. Under the terms of the first swap agreement, Sonic received interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and made interest payments at a fixed rate of 3.88%. Under the terms of the second swap agreement, Sonic receives interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and makes interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $6.0 million, $5.4 million, and $1.2 million in 2003, 2004, and 2005 respectively, and has been included in interest expense, other, net in the accompanying Consolidated Statements of Income. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive (loss)/income, net of related income taxes, in the statements of stockholders’ equity.

In 2003, Sonic entered into five separate interest rate swaps totaling $150.0 million (collectively the “Old Variable Swaps”) to effectively convert a portion of the Company’s fixed rate debt to a LIBOR-based variable rate debt. Under the Old Variable Swaps’ agreements, Sonic received 8.625% on the notional amounts, paid interest payments on the notional amounts at a rate equal to the six month LIBOR in arrears (as determined on February 15 and August 15 of each year) plus a spread ranging from 3.50% to 3.84% with a weighted average spread of 3.64%, through the expiration of August 15, 2013 and were designated and qualified as fair value hedges. In the second quarter of 2005, Sonic canceled all of the Old Variable Swaps. The Old Variable Swaps had a collective mark-to-market of a $0.4 million loss at cancellation. In connection with this cancellation, Sonic entered into five separate new interest rate swaps with identical terms to the Old Variable Swaps except that Sonic pays a variable rate equal to the fixed six month LIBOR rate which will be fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% (with a weighted average spread of 3.83%) (collectively, the “New Variable Swaps”). The New Variable Swaps have been designated and qualify as fair value hedges and, as a result, the fair value of the New Variable Swaps of $3.7 million has been recorded against the associated fixed rate long-term debt with an equal offsetting amount of $3.7 million recorded as a derivative liability within other long-term liabilities. The benefit realized (the difference between interest paid and interest received) as a result of the Old and New Swaps was $1.0 million, $4.2 million and $1.5 million in 2003, 2004 and 2005, respectively, and has been included in interest expense, other, net in the accompanying Consolidated Statements of Income.

In connection with the issuance of Sonic’s 4.25% Convertible Senior Subordinated Notes due 2015 in 2005 (the “2005 Convertibles”), in a separate transaction Sonic purchased five year call options on Sonic’s Class A common stock (collectively, the “Purchased Options”). Under the terms of the Purchased Options, which become exercisable upon conversion of the 2005 Convertibles, Sonic has the right to purchase a total of approximately 6.6 million shares of Sonic’s Class A common stock from the counterparties at a purchase price of $24.14 per share and are net share settleable upon conversion of the 2005 Convertibles. The total cost of the Purchased Options was $27.5 million, which was recorded in stockholders’ equity on the accompanying Consolidated Financial Statements in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF No. 01-6, “The Meaning of “Indexed to a Company’s Own Stock” ”. Sonic anticipates that the cost of the Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 2005 Convertibles (five years). The tax benefit of this original issue discount deduction will be recorded as a credit to stockholders’ equity as the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deduction occurs. The cost of the Purchased Options was partially offset by the sale of warrants in a separate transaction to acquire shares of Sonic’s Class A common stock from Sonic with a term of five years (collectively, the “Warrants”). The Warrants are exercisable for a total of approximately 7.0 million shares of Sonic’s Class A common stock at an exercise price of $33.00 per share subject to adjustment for quarterly dividends in excess of $0.12 per quarter, liquidation, bankruptcy, or a change in control of Sonic and other conditions. Subject to these adjustments, the maximum amount of shares of Sonic’s Class A common stock that could be required to be issued under the warrants is fifty million shares. The settlement method for the warrants is net share settlement or cash at the option of Sonic; if Sonic chooses to deliver shares that are not registered with the SEC, the number of shares to be delivered will be determined by the counterparties to Warrants in a commercially reasonable manner. The proceeds from the sale of the Warrants were $9.1 million, which was also recorded in stockholders’ equity on the accompanying Consolidated Financial Statements in accordance with EITF No. 00-19 and EITF No. 01-6. In accordance with EITF No. 00-19, the cost of the Purchased Options and Warrants will not be marked-to-market. The Purchased Options and the Warrants are subject to early expiration upon the occurrence of certain events that may or may not be within Sonic’s control. Should there be an early termination of the Purchased Options and Warrants prior to the conversion of the 2005 Convertibles from an event outside of Sonic’s control, the amount of shares potentially due to and due from Sonic under the Purchased Options and Warrants will be based solely on Sonic’s Class A common stock price, and the amount of time remaining on the Purchased Options and the Warrants as set forth and agreed to upon the inception of the Purchased Options and Warrants and will be settled in shares of Sonics Class A Common Stock. The net effect of the Purchased Options and the Warrants was designed to increase the conversion price per share of Sonic’s Class A common stock from $24.14 to $33.00 (a 66.75% premium to the closing price of Sonic’s Class A common stock on the date that the 2005 Convertibles were priced to investors) and, therefore, mitigate the potential dilution of Sonic’s Class A Common Stock upon conversion of the 2005 Convertibles, if any.

No shares of Sonic’s Class A common stock were issued or received under the Purchased Options or Warrants in 2005. Since the price of Sonic’s Class A common stock was under $24.14 at December 31, 2005, the intrinsic value of both the Purchased Options and the Warrants, as expressed in shares of Sonic’s Class A common stock, was zero. Changes in the price of Sonic’s Class A common stock will impact the share settlement of the 2005 Convertibles, the Purchased Options and the Warrants as follows (shares in thousands):

Stock Price at Settlement	Shares Issuable Under the 2005 Convertibles	Shares Repurchasable Under the Purchased Options	Shares Issuable Under the Warrants	Net Shares Issuable
$24.00	—	—	—	—
$25.00	227.0	(227.0)	—	—
$26.00	473.1	(473.1)	—	—
$27.00	701.0	(701.0)	—	—
$28.00	912.7	(912.7)	—	—
$29.00	1,109.7	(1,109.7)	—	—
$30.00	1,293.6	(1,293.6)	—	—
$31.00	1,465.7	(1,465.7)	—	—
$32.00	1,627.0	(1,627.0)	—	—
$33.00	1,778.5	(1,778.5)	—	—
$34.00	1,921.1	(1,921.1)	204.7	204.7
$35.00	2,055.5	(2,055.5)	397.7	397.7
$36.00	2,182.5	(2,182.5)	579.9	579.9
$37.00	2,302.6	(2,302.6)	752.3	752.3
$38.00	2,416.4	(2,416.4)	915.6	915.6
$39.00	2,524.4	(2,524.4)	1,070.5	1,070.5
$40.00	2,627.0	(2,627.0)	1,217.7	1,217.7

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill—Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, Sonic allocates the carrying value of goodwill and tests it for impairment based on Sonic’s three geographic divisions. The $1,127.7 million of goodwill on the balance sheet, including approximately $5.2 million classified in assets held for sale, at December 31, 2005 was allocated to the following geographic divisions (dollars in millions):

Eastern Division	$390.4
Central Division	$356.6
Western Division	$380.7

In evaluating goodwill for impairment, Sonic compares the carrying value of each division to the fair value of the underlying dealerships in each division. This represents the first step of the impairment test. If the fair value of a division is less than the carrying value of that division, Sonic is then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets of the respective division as if the calculated fair value was the purchase price of the business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise agreements acquired prior to July 1, 2001 in “Other Intangible Assets” below. Sonic would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill in the respective division with the difference representing the amount of impairment.

Sonic uses several assumptions and various fair value approaches in estimating the fair value of each division. These assumptions and approaches include: an earnings multiple for private dealership valuations (as determined by the historical multiple paid for dealerships Sonic has purchased) applied to actual earnings; an earnings multiple for public consolidators in Sonic’s peer group applied to actual earnings; and a discounted cash flow utilizing estimated future earnings and Sonic’s weighted average cost of capital. These approaches are blended to arrive at a fair value of Sonic’s each division.

At December 31, 2005 (the date of Sonic’s latest impairment test), the fair value of each of the divisions exceeded the carrying value of that division (step one of the above described impairment test). As a result, Sonic was not required to conduct the second step of the impairment test described above, and Sonic recognized no impairment of the carrying value of its goodwill on the balance sheet at December 31, 2005.

However, if in future periods Sonic determines that the fair value of one or more of its divisions is less than their carrying value, Sonic believes that application of the second step of the impairment test would result in a substantial impairment charge to the goodwill allocated to such division(s) and the amount of such impairment charge would likely be materially adverse to Sonic’s consolidated operating results and financial position.

Other Intangible Assets—The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise agreements with manufacturers. Sonic generally expects franchise agreements to continue for an indefinite period. When these agreements do not have indefinite terms, Sonic anticipates and has experienced routine renewals without substantial cost and material modifications. As such, Sonic believes that its franchise agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise agreements acquired after July 1, 2001 have been included in other intangible assets on the accompanying Consolidated Balance Sheets. Prior to July 1, 2001, franchise agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying Consolidated Balance Sheets. See Note 5 regarding impairment charges on franchise agreements. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized on a straight-line basis over the remaining lease term. Sonic tests other intangible assets for impairment annually, or more frequently if events or circumstances indicate possible impairment.

Insurance Reserves—Sonic has various self-insured and high deductible insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. At December 31, 2005, Sonic had $24.7 million reserved for such programs.

Income Taxes—Income taxes are provided for the tax effects of transactions reported in the accompanying Consolidated Financial Statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided at currently enacted tax rates for the tax effects of carryforward items and temporary differences between the tax basis of assets and liabilities and their reported amounts.

As a matter of course, the Company is regularly audited by various taxing authorities and from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Sonic’s management believes that the Company’s tax positions comply with applicable tax law and that the Company has adequately provided for any reasonably foreseeable outcome related to these matters. Included in other accrued liabilities at December 31, 2004 and 2005 are $2.9 million and $3.1 million, respectively, in reserves that the Company has provided for these matters.

Sonic has $8.0 million in deferred tax assets related to state net operating loss carryforwards that will expire between 2006 and 2025. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. Based on management’s judgment, Sonic has not recorded a valuation allowance for any period presented because management believes it is more likely than not that taxable income for these states will be sufficient to realize the benefits of the associated deferred tax assets. However, the results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of management’s judgment could result in a charge that will be material to the Company’s consolidated operating results, financial position and cash flows.

Stock-Based Compensation—At December 31, 2005, Sonic had several stock-based employee compensation plans, which are described more fully in Note 10. Through December 31, 2005, Sonic accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. See “Recent Accounting Pronouncements” below for new accounting for stock-based compensation required for Sonic as of January 1, 2006. In accordance with APB No. 25, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost is recorded in the accompanying Consolidated Financial Statements. Using the Black-Scholes option pricing model for all options granted, the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following table illustrates the effect on net income and earnings per share if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	For the Year ended December 31,
	2003	2004	2005
	(dollars in thousands except per share amounts)
Net income as reported	$71,560	$86,071	$91,861
Fair value compensation cost, net of tax benefits of $5,633, $4,692 and $3,531 for 2003, 2004 and 2005, respectively	(10,195)	(7,514)	(5,523)

Pro forma net income	$61,365	$78,557	$86,338

Basic earnings (loss) per share:
Net income as reported	$1.75	$2.08	$2.20
Fair value compensation cost, net of tax	(0.25)	(0.18)	(0.14)

Pro forma net income	$1.50	$1.90	$2.06

Diluted earnings (loss) per share:
Net income as reported	$1.69	$2.00	$2.12
Fair value compensation cost, net of tax	(0.22)	(0.16)	(0.12)

Pro forma net income	$1.47	$1.84	$2.00

The weighted average fair value of options granted or assumed was $7.39, $9.09 and $7.57 per share in 2003, 2004 and 2005, respectively. The fair value of each option granted during 2003, 2004 and 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2004	2005
Employee Stock Purchase Plan
Dividend yield	n/a	1.68%	1.94%
Risk free interest rates	1.42%	1.31%	2.59%
Expected lives .	0.5 year	0.5 year	0.5 year
Volatility	55.05%	41.98%	47.69%

Stock Option Plans
Dividend yield	0.0-1.52%	1.60-2.56%	2.02-2.50%
Risk free interest rates	1.15-3.24%	2.80-3.65%	3.58-4.34%
Expected lives .	5 years	5 years	5 years
Volatility	54.18%	50.17%	47.69%

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

As of December 31, 2005, Sonic had outstanding notes receivable arising from the operations of the Company’s wholly owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”), of $48.5 million, net of an allowance for credit losses of $8.3 million. Outstanding notes receivable at December 31, 2004 were $33.4 million, net of an allowance for credit losses of $4.5 million. These notes receivable have average

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of approximately forty-two months and are secured by the related vehicles. Sonic’s assessment of allowance for credit losses considers historical loss ratios, the performance of the current portfolio with respect to past due accounts and the average age of the current portfolio. These notes receivable are recorded in other current assets and other assets on the accompanying Consolidated Balance Sheets. Consistent with industry practice, all of the interest income from Cornerstone’s finance contracts ($4.3 million in 2003, $7.2 million in 2004 and $9.7 million in 2005) has been recorded as a reduction of selling, general and administrative expenses.

The counterparties to Sonic’s interest rate swaps, Purchased Options and Warrants contracts consist of several large financial institutions. Sonic could be exposed to loss in the event of nonperformance by any of these counterparties. However, credit ratings and concentration of risk of these financial institutions are monitored by Sonic’s management and present no significant credit risk to Sonic.

Financial Instruments and Market Risks—As of December 31, 2004 and 2005 the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions and long-term debt, excluding Sonic’s 8.625% senior subordinated notes, 5.25% convertible senior subordinated notes, 2005 Convertibles and certain notes payable to a finance company, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2004		December 31, 2005
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(dollars in thousands)
8.625% Senior Subordinated Notes (1)	$302,555	$271,935	$263,313	$272,278
5.25% Convertible Senior Subordinated Notes (1)	$130,100	$127,494	$126,848	$128,037
4.25% Convertible Senior Subordinated Notes (1)	$—	$—	$172,752	$156,074
Notes Payable to a Finance Company (2)	$32,530	$32,369	$30,129	$30,197

(1)	As determined by market quotations.
(2)	As determined by discounted cash flows.

Sonic has variable rate notes payable—floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of an interest rate swap was approximately $1,291.0 million at December 31, 2004 and $1,174.8 million at December 31, 2005.

Advertising—Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to $66.1 million, $59.3 million and $64.7 million for the years ended December 31, 2003, 2004 and 2005, respectively, and have been classified as selling, general and administrative expenses on the accompanying Consolidated Statements of Income.

Sonic has cooperative advertising reimbursement agreements with approximately one-fourth of automobile manufacturers. In general, these cooperative programs require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under these cooperative agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising costs were $0.4 million, $5.5 million and $13.8 million in 2003, 2004 and 2005, respectively.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB 25, “Accounting for Stock Issued to Employees” and is effective for Sonic on January 1, 2006. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Tax benefits associated with share-based payments will be recognized as an addition to paid-in capital. Cash retained as a result of these tax benefits will be presented in the statement of cash flows as financing cash inflows and operating cash outflows. On December 22, 2005, a committee of Sonic’s Board of Directors approved the accelerated vesting of all outstanding options to purchase Sonic’s Class A common stock with an exercise price of more than $22.55 per share. The purpose of the accelerated vesting of these stock options is to reduce the non-cash compensation expense that Sonic would have recorded in future periods pursuant to SFAS No. 123R. This accelerated vesting reduced future expense pursuant to SFAS No. 123R by approximately $2.1 million. Sonic believes that, because the stock options being accelerated have exercise prices in excess of the market price of Sonic’s Class A common stock on the day of acceleration, the stock options have limited economic value at this time. Sonic estimates that the adoption of SFAS No. 123R will increase compensation expense by $2.0 million, $1.5 million and $0.5 million in 2006, 2007 and 2008, respectively, as a result of expensing unvested and outstanding options as of the date of adoption over the remaining vesting period based on the fair value of the option at the grant date. This estimate does not include any expense related to stock options that Sonic may grant subsequent to December 31, 2005.

In October 2005, the FASB staff issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13-1 requires companies to expense real estate rental costs under operating leases during periods of construction beginning with periods commencing after December 15, 2005 with no requirement for retroactive application. The adoption of FSP FAS 13-1 is not expected to have a material effect on Sonic’s consolidated operating results, financial position or cash flows.

2.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions

Sonic’s growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California, that are experiencing population growth that exceeds the national average. Where practicable, Sonic also seeks to acquire stable franchises that Sonic believes have above average sales prospects.

During 2005, Sonic acquired five franchises located in Montgomery, AL, Nashville, TN, Santa Monica, CA and Walnut Creek, CA for an aggregate purchase price of approximately $138.8 million in cash, net of cash

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired, funded by notes payable—floor plan borrowings of $51.5 million cash from operations and borrowings under the revolving credit facility. The accompanying Consolidated Balance Sheet as of December 31, 2005 includes preliminary allocations of the purchase price of these 2005 acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these acquisitions, Sonic has recorded the following:

•	$59.3 million of net assets relating to dealership operations;

•	$9.7 million of intangible assets representing rights acquired under franchise agreements; and

•	$69.8 million of goodwill, all of which is expected to be tax deductible.

During 2004, Sonic acquired 13 franchises for approximately $268.7 million in cash, net of cash acquired. During 2003, Sonic acquired 15 franchises for approximately $113.6 million in cash, net of cash acquired. In January 2006, Sonic purchased two franchises and a collision repair center for $63.6 million including goodwill, franchise assets and operating assets net of notes payable floor plan advances and operating liabilities.

Sonic has accounted for all franchise acquisitions using the purchase method of accounting. As a result, Sonic’s consolidated financial statements include the results of operations of the acquired franchises from the date of acquisition.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if all of the 2005 acquisitions had occurred at the beginning of 2004, after giving effect to certain adjustments, including interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floorplan interest expense resulting from renegotiated floorplan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the 2005 acquisitions actually been completed at the beginning of the periods presented. The pro forma results are also not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2004	2005
	(dollars in thousands, except per share amounts)
Total revenues	$8,290,502	$8,070,302
Gross profit	1,235,312	1,237,271
Income from continuing operations before taxes	160,070	162,402
Net income	92,671	90,759
Diluted earnings per share	$2.15	$2.09

Dispositions

During 2005, Sonic sold or terminated 22 franchises. These disposals generated cash of $61.6 million and resulted in a net gain of $0.4 million which is included in discontinued operations in the accompanying Consolidated Statements of Income for 2005. During 2003 and 2004, Sonic completed 18 and seven franchise dispositions, respectively. These disposals generated cash of $68.0 million and $55.0 million, respectively. The 2003 dispositions resulted in a net gain of $5.3 million, while the 2004 dispositions resulted in a net loss of $0.8 million.

In conjunction with franchise dispositions, Sonic generally agrees to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. The additional exposure associated with current year dispositions related to subleases was $24.5 million. However, Sonic’s maximum exposure associated with general indemnifications increased by $20.7 million as a result of these dispositions. These indemnifications expire within a period of one to three years following the date of the sale. The estimated fair value of these indemnifications was not material.

In addition to the dispositions described above, as of December 31, 2005, Sonic had approved, but not completed, the disposition of 16 additional franchises. These franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. The operating results of these franchises are included in discontinued operations on the accompanying Consolidated Statements of Income. Assets to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in the accompanying Consolidated Balance Sheets, consist of the following:

	December 31, 2004	December 31, 2005
	(dollars in thousands)
Inventories	$70,715	$54,890
Property and equipment, net	14,056	8,737
Goodwill	8,259	5,210
Franchise assets	5,500	5,000

Assets held for sale	$98,530	$73,837

Liabilities to be disposed in connection with these dispositions are comprised entirely of notes payable—floor plan and are classified as liabilities associated with assets held for sale on the accompanying Consolidated Balance Sheets. Results associated with franchises classified as discontinued operations were as follows:

	Year Ended December 31,
	2003	2004	2005
	(dollars in thousands)
Revenues	$864,481	$708,436	$492,744
Pre-tax losses (before gains or loss on the sale of disposed franchises)	$14,926	$9,663	$13,792

3.	INVENTORIES AND RELATED NOTES PAYABLE—FLOOR PLAN

Inventories consist of the following:

	December 31,
	2004	2005
	(dollars in thousands)
New vehicles	$848,197	$801,116
Used vehicles	130,354	150,040
Parts and accessories	53,932	56,660
Other	62,574	63,531

	$1,095,057	$1,071,347
Less inventories classified as assets held for sale	(70,715)	(54,890)

Inventories	$1,024,342	$1,016,457

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with DaimlerChrysler Financial Company, LLC (“DaimlerChrysler Financial”), Ford Motor Credit Company (“Ford Credit”), General Motors Acceptance Corporation (“GMAC”), Toyota Financial Services

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“Toyota Financial”), Bank of America and JP Morgan Chase Bank. These floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s floor plan facilities was 2.88% for 2004 and 4.41% for 2005. Sonic’s floor plan interest expense is substantially offset by amounts received from manufacturers, in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In 2005, Sonic recognized approximately $40.9 million in manufacturer assistance, which resulted in an effective borrowing rate under the floor plan facilities of approximately 0%. Interest payments under each of Sonic’s floor plan facilities are due monthly and Sonic is generally not required to make principal repayments prior to the sale of the vehicles. The floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all restrictive covenants as of December 31, 2005.

On February 17, 2006, Sonic executed a new credit facility which includes new and used floor plan facilities. See Note 6. On February 17, 2006, Sonic also entered into or renewed separate floor plan credit arrangements with DaimlerChrysler Services North America LLC, Ford Motor Credit Company and General Motors Acceptance Corporation. These separate floor plan credit facilities provide a total of $552.8 million of availability to finance new vehicle inventory purchased from the respective manufacturer affiliates of these captive finance companies. Sonic also anticipates entering into a new separate floor plan credit facility with BMW Financial Services NA, LLC in the near future to provide up to approximately $62.0 million of availability to finance new vehicle inventory purchased from BMW of North America, LLC. Each of these separate floor plan facilities bear interest, or will bear interest, at variable rates based on prime and LIBOR. Sonic’s obligations under each of these separate floor plan facilities are secured, or will be secured, by liens on all of the new vehicle inventory financed under the respective floor plan credit facility, as well as the proceeds from the sale of such vehicles, and certain other collateral. In addition, Sonic terminated certain of its existing floor plan facilities.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2004	2005
	(dollars in thousands)
Land	$32,414	$31,871
Building and improvements	90,236	101,702
Office equipment and fixtures	46,389	51,802
Parts and service equipment	34,478	38,059
Company vehicles	9,122	9,747
Construction in progress	57,759	79,488

Total, at cost	270,398	312,669
Less accumulated depreciation	(44,567)	(60,534)

Subtotal	225,831	252,135
Less assets held for sale	(14,056)	(8,737)
Less construction in progress and land expected to be sold in sale-leaseback transactions	(77,285)	(95,131)

Property and equipment, net	$134,490	$148,267

Interest capitalized in conjunction with construction projects was approximately $3.0 million, $2.8 million and $2.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2005, commitments for facilities construction projects totaled approximately $32.4 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other current assets—construction in progress held for sale represent dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. These assets have been classified as other current assets on the accompanying Consolidated Balance Sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic sold $41.4 million, $49.0 million and $14.5 million in 2003, 2004 and 2005, respectively, in dealership equipment and properties in sale-leaseback transactions which resulted in no material gains and losses. Sonic has no continuing involvement or obligations under these arrangements other than lease payments.

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of franchise agreements and goodwill for the years ended December 31, 2004 and 2005 were as follows (dollars in thousands):

	Franchise Agreements	Goodwill
Balance, December 31, 2003	$70,300	$909,091
Additions through current year acquisitions	14,500	174,472
Prior year acquisition allocations	(125)	(3,279)
Impairment expense (discontinued operations)	(1,075)	—
Reductions from sales of franchises	(1,400)	(26,307)

Sub-total, December 31, 2004	82,200	1,053,977
(Increase)/Decrease in amount classified as assets held for sale	(1,700)	2,947

Balance, December 31, 2004	$80,500	$1,056,924
Additions through current year acquisitions	9,700	69,818
Prior year acquisition allocations	(2,600)	(367)
Reductions from sales of franchises	(3,400)	(6,886)

Sub-total, December 31, 2005	84,200	1,119,489
Decrease in amounts attributable to franchises classified as assets held for sale	500	3,049

Balance, December 31, 2005	$84,700	$1,122,538

Definite life intangible assets consist of the following:

	December 31,
	2004	2005
	(dollars in thousands)
Lease agreements	$4,704	$4,704
Less accumulated amortization	(427)	(708)

Definite life intangibles, net	$4,277	$3,996

Franchise values and definite life intangible assets are classified as Other Intangible Assets, net on the accompanying Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for definite life intangible assets was $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2003, 2004 and 2005, respectively. Future amortization expense is as follows:

Year ending December 31,	(dollars in thousands)

2006	$281
2007	281
2008	281
2009	281
2010	281
Thereafter	2,591

Total	$3,996

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31
	2004	2005
	(dollars in thousands)
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR (4.39% at December 31, 2005), collateralized by all assets of Sonic	$238,633	$131,746
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $3,065 and $2,722, respectively	271,935	272,278
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $2,606 and $2,063, respectively	127,494	128,037
Convertible Senior Subordinated Notes bearing interest at 4.25%, maturing November 30, 2015, redeemable on or after October 31, 2010, net of discount of $3,926	—	156,074
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $6,583 and $5,701, respectively	32,369	30,197
Fair value of Variable Swaps	(145)	(3,684)
Other notes payable (primarily equipment notes)	1,510	410

	$671,796	$715,058
Less current maturities	(2,970)	(2,747)

Long-term debt	$668,826	$712,311

The indenture governing Sonic’s 8.625% senior subordinated notes limits Sonic’s ability to pay quarterly cash dividends in excess of $0.10 per share. Sonic may only pay quarterly cash dividends in excess of this amount if Sonic complies with Section 1009 of the indenture governing these notes, which was filed as Exhibit 4.4 to the Registration Statement on Form S-4 (Reg. No. 333-109426). The indenture governing Sonic’s 5.25% convertible senior subordinated notes does not limit Sonic’s ability to pay dividends. Sonic’s credit agreement for the revolving credit facility permits cash dividends so long as no event of default or unmatured default (as defined in the credit agreement) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, Sonic remains in compliance with the other terms and conditions of the credit agreement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future maturities of long-term debt are as follows:

Year ending December 31,	(Dollars in thousands)
2006	2,747
2007	134,616
2008	2,596
2009	130,774
2010	158,960
Thereafter	285,365

Total	$715,058

The Revolving Facility

At December 31, 2005, Sonic’s Revolving Facility (the “Revolving Facility”) with Ford Credit, DaimlerChrysler Financial, Toyota Financial, Bank of America, JP Morgan Chase Bank and Merrill Lynch had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of receivables, inventory and equipment and a pledge of certain additional collateral by one of Sonic’s affiliates (the borrowing base was approximately $568.9 million at December 31, 2005). The amount available to be borrowed under the Revolving Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At December 31, 2005, Sonic had $60.1 million in letters of credit outstanding and $358.2 million of borrowing availability. The amounts outstanding under the Revolving Facility bear interest at 2.55 percentage points above LIBOR. The Revolving Facility includes an annual commitment fee equal to 0.25% of the unused portion of the Revolving Facility. Balances under the Revolving Facility are guaranteed by Sonic’s operating domestic subsidiaries. On October 6, 2005, Sonic extended the maturity on the Revolving Facility from October 31, 2006 to January 31, 2007.

Sonic agreed under the Revolving Facility not to pledge any assets to any third party (with the exception of currently encumbered assets of Sonic’s dealership subsidiaries that are subject to previous pledges or liens). In addition, the Revolving Facility contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Specifically, the Revolving Facility permits cash dividends on Sonic’s Class A and Class B common stock so long as no event of default or unmatured default (as defined in the Revolving Facility) has occurred and is continuing and provided that, after giving effect to the payment of a dividend. In addition, the loss of voting control over Sonic by O. Bruton Smith, Chairman and Chief Executive Officer, Scott Smith, Chief Strategic Officer and Vice Chairman, and their spouses or immediate family members or Sonic’s failure, with certain exceptions, to own all the outstanding equity, membership or partnership interests in Sonic’s dealership subsidiaries will constitute an event of default under the Revolving Facility. Sonic was in compliance with other terms and conditions of the Revolving Facility based on financial covenants required to be submitted as of and for the period ended December 31, 2005. Since Sonic finalized the New Credit Facility (as defined below) prior to calculating the financial covenants as of and for the year ended December 31, 2005 under the Revolving Facility, Sonic was not required to calculate and submit covenants under the Revolving Facility.

New Credit Facility

On February 17, 2006, Sonic entered into a new four-year syndicated credit facility (the “New Credit Facility”) with 14 financial institutions, including three manufacturer-affiliated finance companies, providing for up to $1.2 billion in revolving credit and floor plan financing. The New Credit Facility replaces the Revolving Facility (which was terminated February 17, 2006) and a portion of Sonic’s existing floor plan financing arrangements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The New Credit Facility has a borrowing limit of $1.2 billion, which may be expanded up to $1.45 billion in total credit availability upon satisfaction of certain conditions. Under the terms of the New Credit Facility, up to $700.0 million is available for new vehicle inventory floor plan financing (the “New Vehicle Floor Plan Sub-Facility”), up to $150.0 million is available for used vehicle inventory floor plan financing (the “Used Vehicle Floor Plan Sub-Facility”) and up to $350.0 million is available for working capital and general corporate purposes (the “Revolving Credit Sub-Facility”). The amount available for borrowing under the Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit under the Revolving Credit Sub-Facility. The Revolving Credit Sub-Facility matures on February 17, 2010. The New Vehicle Floor Plan Sub-Facility and the Used Vehicle Floor Plan Sub-Facility mature on the earlier of February 17, 2010 or upon demand by the administrative agent at the request of more than 80% of the lenders under those facilities.

The amounts outstanding under the Revolving Credit Sub-Facility will bear interest at a specified percentage above 30 day LIBOR according to a performance-based pricing grid determined by Sonic’s Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid is from 1.75% above 30 day LIBOR to 2.75% above 30 day LIBOR, and is anticipated to commence at 2.00% above 30 day LIBOR. In addition, there is a quarterly commitment fee payable by Sonic on the unused portion of the Revolving Credit Sub-Facility according to a performance-based pricing grid determined by Sonic’s Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid for the quarterly commitment fee is 0.20% to 0.45% on the unused portion of the Revolving Credit Sub-Facility, and is anticipated to commence at 0.25%. The amounts outstanding under the New Vehicle Floor Plan Sub-Facility will bear interest at 1.00% above 30 day LIBOR. The amounts outstanding under the Used Vehicle Floor Plan Sub-Facility will bear interest at 1.125% above 30 day LIBOR. In addition, there are quarterly commitment fees of 0.20% payable by Sonic on the unused portion of both the New Vehicle Floor Plan Sub-Facility and the Used Vehicle Floor Plan Sub-Facility. Under the terms of collateral documents entered into with the lenders under the New Credit Facility, outstanding balances under the New Credit Facility are secured by a pledge of substantially all of Sonic’s assets and the assets of substantially all of Sonic’s domestic subsidiaries, which domestic subsidiaries also guarantee Sonic’s obligations under the New Credit Facility, and the pledge of certain additional collateral by one of Sonic’s affiliates. The collateral for the New Credit Facility also includes the pledge of the stock or equity interests of Sonic’s dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sonic agreed under the New Credit Facility not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the New Credit Facility contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Specifically, the New Credit Facility permits cash dividends on Sonic’s Class A and Class B common stock so long as no event of default or unmatured default (as defined in the New Credit Facility) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, Sonic remains in compliance with other terms and conditions of the New Credit Facility. Financial covenants include required specified ratios of:

Covenant	Required
Minimum liquidity ratio	> 1.15
Fixed charge coverage ratio	> 1.20
Adjusted fixed charge coverage ratio	> 1.05
Total senior secured debt to EBITDA	< 2.25

The New Credit Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the New Credit Facility.

On February 17, 2006, in conjunction with the entrance into the New Credit Facility, Sonic and substantially all of Sonic’s domestic subsidiaries entered into collateral documents with the lenders, pursuant to which Sonic and substantially all of Sonic’s domestic subsidiaries granted a security interest in substantially all their assets to secure Sonic’s obligations under the New Credit Facility, including a pledge of the stock or equity interests of Sonic’s dealership franchise subsidiaries except where such a pledge is prohibited by the applicable vehicle manufacturer. This grant of security interests replaces the grant under the Revolving Facility.

Senior Subordinated 8.625% Notes

In August 2003, Sonic issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) in a private offering to qualified institutional buyers as defined by the Securities Act of 1933 (the “Act”). The net proceeds, before expenses, of approximately $194.3 million together with an advance from the Revolving Facility, were used to redeem all of the 11% senior subordinated notes due 2008 (the “11% Notes”) for $194.6 million which included accrued but unpaid interest and the redemption premium of 5.5% on September 10, 2003. A resulting loss of $13.9 million, which includes the redemption premium and the write-off of unamortized discounts and deferred debt issuance costs is included in other income/(expense), net in the accompanying Consolidated Statement of Income for 2003. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Sonic’s obligations under the 8.625% Notes are guaranteed by Sonic’s operating domestic subsidiaries.

In November 2003, Sonic issued an additional $75.0 million in aggregate principal amount of the 8.625% Notes in an add-on private offering to qualified institutional buyers as defined by the Act. The net proceeds, before expenses, of approximately $78.9 million, were used to pay down the Revolving Facility. This $75.0 million issuance contains the same provisions and terms as the $200.0 million issuance.

The indentures governing the 8.625% Notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge any assets to any third party except under certain limited

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with Section 1009 of the indenture governing the 8.625% Notes, which was filed as Exhibit 4.4 to Sonic’s Registration Statement on Form S-4 (Reg. No. 333-109426). Sonic was in compliance with all restrictive covenants as of December 31, 2005.

5.25% Convertible Senior Subordinated Notes

In 2002, Sonic issued $149.5 million in aggregate principal amount of 5.25% convertible senior subordinated notes due 2009 (the “2002 Convertibles”) with net proceeds, before expenses, of approximately $145.1 million. The net proceeds were used to repay a portion of the amounts outstanding under the Revolving Facility. During 2002, Sonic repurchased $19.4 million in aggregate principal of the 2002 Convertibles. The 2002 Convertibles are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at Sonic’s option after May 7, 2005. Sonic’s obligations under the 2002 Convertibles are not guaranteed by any of Sonic’s subsidiaries.

The 2002 Convertibles are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of the Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading-day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the 2002 Convertibles will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, and will be subject to adjustment for certain distributions on, or other changes in Sonic’s Class A common stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert the 2002 Convertibles into shares of the Class A common stock at any time after a 10 consecutive trading-day period in which the average of the trading day prices for the 2002 Convertibles for that 10 trading-day period is less than 103% of the average conversion value for the 2002 Convertibles during that period. The conversion value is equal to the product of the closing sale price for Sonic’s Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principal amount of 2002 Convertibles is then convertible. The maximum amount of shares of Class A common stock that Sonic could be required to deliver under the 2002 Convertibles is 6.1 million shares. Neither of these conversion features were satisfied during 2005.

4.25% Convertible Senior Subordinated Notes

In November and December 2005, Sonic issued $160.0 million in aggregate principal amount of 2005 Convertibles with net proceeds, before expenses, of approximately $156.2 million. The 2005 Convertibles bear interest at an annual rate of 4.25% until November 30, 2010 and 4.75% thereafter. The net proceeds were used to repay a portion of the amounts outstanding under Sonic’s Revolving Facility and to pay the net cost of convertible note hedge and warrant transactions. The 2005 Convertibles are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on November 30, 2015 and are redeemable on or after November 30, 2010. Sonic’s obligations under the 2005 Convertibles are not guaranteed by any of Sonic’s subsidiaries. Holders of the 2005 Convertibles may convert them into cash and shares of Sonic’s Class A common stock at an initial conversion rate of 41.4185 shares per $1,000 of principal amount, subject to distributions on, or other changes in Sonic’s Class A common stock, if any, prior to the conversion date. The 2005 Convertibles are convertible into cash and shares of Sonic’s Class A common stock if prior to October 31, 2010, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2005 Convertibles was less than 103% of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the product of the closing price of Sonic’s Class A common stock and the applicable conversion rate for the 2005 Convertibles; if Sonic calls the 2005 Convertibles for redemption; or upon the occurrence of certain corporate transactions; or on or after October 31, 2010. Upon conversion of the 2005 Convertibles, Sonic will be required to deliver cash equal to the lesser of the aggregate principal amount of the 2005 Convertibles being converted and Sonic’s total conversion obligation. If Sonic’s total conversion obligation exceeds the aggregate principal amount of the 2005 Convertibles being converted, Sonic will deliver shares of Class A common stock to the extent of the excess amount, if any. The 2005 Convertibles have been accounted for as convertible debt in the accompanying audited consolidated balance sheet and the embedded conversion option in the 2005 Convertibles has not been accounted for as a separate derivative in accordance with EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, EITF No. 00-19 and EITF No. 01-6. The maximum amount of shares of Class A common stock that Sonic could be required to deliver under the 2005 Convertibles is 5.3 million shares. None of the conversion features on the 2005 Convertibles were triggered in 2005. Sonic used $18.5 million of the net proceeds from the sale of the 2005 Convertibles to pay the net cost of convertible note hedge and warrant transactions. The convertible note hedge and warrant transactions were designed to increase the effective conversion price per share of Sonic’s Class A common stock from $24.14 to $33.00 and, therefore, mitigate the potential dilution upon conversion of the 2005 Convertibles at the time of conversion. See Note 1, “Derivative Instruments and Hedging Activities” for a discussion regarding the convertible note hedge and warrant transactions.

The Mortgage Facility

Sonic has a revolving real estate and construction (the “Construction Loan”) and mortgage refinancing (the “Permanent Loan”) line of credit with Toyota Credit (collectively, “The Mortgage Facility”). Under the Construction Loan, Sonic’s dealership development subsidiaries can borrow up to $50.0 million to finance land acquisition and dealership construction costs. Advances can be made under the Construction Loan until November 2007. All advances will mature on December 31, 2007, bear interest at 2.25 percentage points above LIBOR and are secured by Sonic’s guarantee and a lien on all of the borrowing subsidiaries’ real estate and other assets. The balances under the Mortgage Facility were zero at December 31, 2004 and December 31, 2005.

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

The Mortgage Facility allows Sonic to borrow up to $100.0 million in the aggregate under the Construction Loan and the Permanent Loan. The Mortgage Facility is not cross-collateralized with the Revolving Facility; however, a default under one will cause a default under the other. Among other customary covenants, the borrowing subsidiaries under the Mortgage Facility agreed not to incur any other liens on their property (except for existing encumbrances on property acquired) and not to transfer their property or more than 20% of their ownership interests to any third party. In addition, the loss of voting control by O. Bruton Smith, B. Scott Smith and their spouses or immediate family members, with certain exceptions, will result in an event of default under the Mortgage Facility. Sonic was in compliance with all restrictive covenants as of December 31, 2005.

Notes Payable to a Finance Company

Three notes payable totaling $26.6 million in aggregate principal were assumed in connection with an acquisition during 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2005, the principal balance on the Assumed Notes was $24.5 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiary Guarantees

Balances outstanding under Sonic’s 8.625% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor as defined by the Securities and Exchange Commission (the “SEC”).

7.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

	2003	2004	2005
	(dollars in thousands)
Current:
Federal	$36,257	$37,159	$28,684
State	3,552	7,017	4,731

	39,809	44,176	33,415
Deferred	4,142	12,976	28,975

Total provision for income taxes for continuing operations	$43,951	$57,152	$62,390

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	2003	2004	2005
Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	0.01	2.98	2.65
Other	(1.07)	0.01	0.35

Effective tax rate	33.94%	37.99%	38.00%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities as of December 31 are as follows:

	2004	2005
	(dollars in thousands)
Deferred tax assets:
Allowance for bad debts	$810	$1,417
Accruals and reserves	23,308	25,650
Fair value of Fixed Swaps	785	—
Net operating loss carryforwards	8,270	8,019
Other	3	46

Total deferred tax assets	33,176	35,132
Deferred tax liabilities:
Basis difference in inventory	(6,434)	(5,300)
Basis difference in property and equipment	(14,421)	(14,963)
Basis difference in goodwill	(95,390)	(128,794)
Other	(2,342)	(3,015)

Total deferred tax liability	(118,587)	(152,072)

Net deferred tax liability	$(85,411)	$(116,940)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net current deferred tax assets are recorded in other current assets on the accompanying Consolidated Balance Sheets. As of December 31, 2005, Sonic had state net operating loss carryforwards of $210.0 million that will expire between 2006 and 2025.

8.	RELATED PARTIES

Registration Rights Agreement

Prior to the Company’s initial public offering, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 with Sonic Financial Corporation (“SFC”), O. Bruton Smith, B. Scott Smith and William S. Egan (collectively, the “Class B Registration Rights Holders”). SFC currently owns 8,881,250 shares of Class B common stock; O. Bruton Smith, 2,171,250 shares; and B. Scott Smith, 976,875 shares; all of which are covered by the Registration Rights Agreement. The Egan Group LLC, an assignee of William S. Egan, also owns certain shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic’s charter, offers and sales of shares of Class B common stock are registered with the SEC, then such shares will automatically convert into a like number of shares of Class A common stock.

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

Other Transactions

Sonic leases office space in Charlotte from a subsidiary of SFC for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $0.5 million in 2003, $0.6 million in 2004 and $0.5 million in 2005.

Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic incurred costs of approximately $1.5 million in 2003, $0.5 million in 2004 and $0.8 million in 2005 for the use of these aircraft.

Certain of Sonic’s dealerships purchase the Z-Max oil additive product from Oil Chem Research Company (“Oil Chem”), a subsidiary of Speedway Motorsports, Inc. (“SMI”) whose Chairman and Chief Executive Officer is O. Bruton Smith, for resale to service customers of Sonic’s dealerships in the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $1.8 million in 2003, $1.4 million in 2004 and $1.5 million in 2005.

Sonic and its dealerships frequently purchase apparel items screen-printed with Sonic and dealership logos as part of internal marketing and sales promotions from several companies, including Speedway Systems, LLC, a company owned by SMI. Total purchases from Speedway Systems by Sonic and its dealerships totaled approximately $0.2 million in 2003.

Sonic donates cash throughout the year to Speedway Children’s Charities, a non-profit organization founded by O. Bruton Smith. O. Bruton Smith and B. Scott Smith are both board members of Speedway Children’s Charities. Donations to this organization amounted to $0.4 million, $0.2 million and $0.4 million in 2003, 2004 and 2005, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	CAPITAL STRUCTURE AND PER SHARE DATA

Preferred Stock—Sonic has 3 million shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2005 and 2004.

Common Stock—Sonic has two classes of common stock. Sonic has authorized 100.0 million shares of Class A common stock at a par value of $0.01 per share. Class A common stock entitles its holder to one vote per share. There were 29,631,703 and 29,945,785 shares outstanding at December 31, 2004 and 2005, respectively. Sonic has also authorized 30 million shares of Class B common stock at a par value of $.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic’s charter.

Restricted Stock—In 2004, 160,000 restricted shares of Sonic Class A common stock were awarded to certain executive officers. The restrictions on these restricted shares expire in August 2007. In the second quarter of 2005, 12,000 restricted shares of Class A common stock were awarded to an executive officer. This award is subject to the same restrictions and rights as the restricted stock granted to certain executive officers in 2004. In addition, in the second quarter of 2005, 16,470 restricted shares of Class A common stock were awarded to non-employee directors of Sonic’s Board of Directors under the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”). In the third quarter of 2005, 2,660 restricted shares of Class A common stock were awarded to a new non-employee director of Sonic’s Board of Directors under the 2005 Formula Plan. The restrictions on these shares granted to Non-Employee Directors generally expire one year from the grant date. In the third quarter of 2005, Sonic’s Chief Financial Officer forfeited his grant of 50,000 restricted shares of Class A common stock in connection with his resignation. As a result, previously recognized compensation expense relating to these 50,000 shares was reversed, resulting in a reduction of selling, general and administrative expenses of $0.3 million in the third quarter of 2005. Holders of these restricted shares have voting rights and receive dividends prior to the time the restrictions lapse if, and to the extent, dividends are paid on Sonic’s Class A common stock. Compensation expense for the issuance of these restricted shares net of the 2005 reversal was $0.2 million and $1.2 million in 2004 and 2005, respectively.

Hedge and Warrants on 4.25% Convertible Notes—In connection with the sale of $160.0 million of 4.25% convertible notes in the fourth quarter of 2005, Sonic executed a hedge and sold warrants to purchase shares of Sonic Class A common stock designed to mitigate the dilutive effect of the delivery of Sonic’s Class A common stock upon conversion of these convertible notes. See Note 6.

Share Repurchases—Sonic’s Board of Directors has authorized Sonic to expend up to $185.0 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 2005, Sonic had repurchased a total of 10,615,364 shares of Class A common stock at an average price per share of approximately $13.56 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2005, Sonic had $27.3 million remaining under the Board’s authorization.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data—The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants and the 2002 Convertibles (see Notes 1 and 6). The following table illustrates the dilutive effect of such items on earnings per share:

	For the Year Ended December 31, 2003
		Income From Continuing Operations		Loss From Discontinued Operations		Cumulative Effect of Change in Accounting Principle		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	40,920	$85,535	$2.09	$(8,356)	$(0.20)	$(5,619)	$(0.14)	$71,560	$1.75
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	4,662		182				4,844
Stock Compensation Plans	1,500
Warrants	1

Diluted Earnings (Loss) Per Share	45,197	$90,197	$2.00	$(8,174)	$(0.19)	$(5,619)	$(0.12)	$76,404	$1.69

	For the Year Ended December 31, 2004
		Income From Continuing Operations		Loss From Discontinued Operations		Cumulative Effect of Change in Accounting Principle		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	41,375	$93,284	$2.25	$(7,213)	$(0.17)	$—	$—	$86,071	$2.08
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	4,408		159				4,567
Stock Compensation Plans	1,066

Diluted Earnings (Loss) Per Share	45,217	$97,692	$2.16	$(7,054)	$(0.16)	$—	$—	$90,638	$2.00

	For the Year Ended December 31, 2005
		Income From Continuing Operations		Loss From Discontinued Operations		Cumulative Effect of Change in Accounting Principle		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	41,817	$101,791	$2.43	$(9,930)	$(0.23)	$—	$—	$91,861	$2.20
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	4,446		93				4,539
Stock Compensation Plans	940

Diluted Earnings (Loss) Per Share	45,533	$106,237	$2.33	$(9,837)	$(0.21)	$—	$—	$96,400	$2.12

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the stock options included in the tables above, options to purchase approximately 1.2 million, 1.9 million and 1.7 million shares of Class A common stock were outstanding during the years ended December 31, 2003, 2004 and 2005, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive.

10.	EMPLOYEE BENEFIT PLANS

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. In accordance with the formula in the 401(k) plan agreement, contributions by Sonic to the 401(k) plan were $4.3 million in 2003, $4.6 million in 2004 and $4.5 million in 2005.

Stock Option Plans

Sonic currently has three stock option plans, Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”), and the FirstAmerica Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”) (collectively, the “Stock Option Plans”).

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

A summary of the status of the Stock Option Plans and the Sonic Automotive, Inc. Formula Stock Option Plan, which was terminated and replaced with the 2005 Formula Plan (see Note 9), is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price
	(shares in thousands)
Outstanding at December 31, 2002	5,585	$2.85—37.50	$16.57
Granted	1,211	14.40—26.36	16.96
Exercised	(937)	2.85—26.92	10.72
Forfeited	(302)	7.94—37.50	24.94

Outstanding at December 31, 2003	5,557	2.85—37.50	17.26
Granted	1,285	18.73—25.05	22.83
Exercised	(1,043)	2.85—16.51	11.80
Forfeited	(564)	7.94—37.50	24.19

Outstanding at December 31, 2004	5,235	6.00—37.50	19.01
Granted	1,157	19.23—23.81	19.74
Exercised	(417)	6.00—23.42	13.74
Forfeited	(444)	7.94—37.50	24.44

Outstanding at December 31, 2005	5,531	2.85—37.50	19.12

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$6.00—$7.25	181	1.9	$6.14	181	$6.14
7.80—11.19	901	3.9	9.45	901	9.45
12.41—14.50	117	6.0	14.21	100	14.17
15.03—18.73	1,540	5.8	16.04	1,289	15.97
18.88—20.65	1,127	9.3	19.53	16	18.88
23.42—25.05	891	8.1	23.74	877	23.74
26.36—26.92	244	6.8	27.59	244	27.59
37.50	530	6.3	37.50	530	37.50

	5,531	6.6	$19.12	4,138	$19.18

Employee Stock Purchase Plan and Nonqualified Employee Stock Purchase Plan

The Board of Directors and stockholders of Sonic adopted the Sonic Automotive, Inc. Employee Stock Purchase Plan (the “ESPP”) to attract and retain key personnel. The ESPP authorizes the issuance of options to purchase 3.0 million shares of Class A common stock. Under the terms of the ESPP, on January 1 of each year all eligible employees electing to participate will be granted an option to purchase shares of Class A common stock. Sonic’s Compensation Committee of the Board of Directors will annually determine the number of shares of Class A common stock available for purchase under each award. The purchase price at which Class A common stock will be purchased through the ESPP is 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the applicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise dates are the last trading days on the New York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. ESPP options will expire on the last exercise date of the calendar year in which granted.

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

The purchase price at which Class A common stock will be purchased through the Nonqualified ESPP is 85% of the lesser of (i) the fair market value of the Class A common stock on the applicable grant date and (ii) the fair market value of the Class A common stock on the applicable exercise date. The grant dates are January 1 of each year plus any other interim dates designated by the Compensation Committee. The exercise dates are the last trading days on the New York Stock Exchange for March, June, September and December, plus any other interim dates designated by the Compensation Committee. Nonqualified ESPP options will expire on the last exercise date of the calendar year in which granted. In adopting the Nonqualified ESPP the Board of Directors authorized options for 300,000 shares of Class A common stock to be granted under the Nonqualified ESPP.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under both the ESPP and the Nonqualified ESPP, Sonic issued options exercisable for approximately 1,061,000 shares in 2003, 1,058,000 shares in 2004, and 1,043,000 shares in 2005. Sonic issued approximately 416,000 shares in 2003, 208,000 shares in 2004 and 184,000 shares to employees in 2005 at a weighted average purchase price of $12.50, $18.95 and $19.07 per share, respectively. The weighted average fair value of shares granted under both the ESPP and the Nonqualified ESPP was $7.39, $9.09 and $7.57 per share in 2003, 2004 and 2005, respectively. Sonic’s Board of Directors suspended both the ESPP and the Nonqualified ESPP as of December 31, 2005.

11.	COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The Company leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements generally have fifteen to twenty year terms with one or two five year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Approximately 25% of these facility leases are based on capitalization rates with payments that vary based on interest rates. The Company also leases certain equipment for use in dealership operations. These equipment lease arrangements generally have three to five year terms with one or two year renewal options. Minimum future lease payments for both facility and equipment leases and sub-leases to be received as required under noncancelable operating leases for both continuing and discontinued operations based on interest rates as of the inception of each lease are as follows:

Year ending December 31,	Future Minimum Lease Payments	Receipts from Future Subleases
	(Dollars in thousands)
2006	$148,865	$(11,370)
2007	140,242	(10,611)
2008	131,565	(8,965)
2009	115,428	(7,784)
2010	104,770	(7,376)
Thereafter	879,991	(53,627)

Total lease expense for continuing operations in 2003, 2004 and 2005 was approximately $79.9 million, $94.9 million and $108.5 million, respectively. Total lease expense for discontinued operations in 2003, 2004 and 2005 was approximately $14.5 million, $12.6 million and $10.4 million, respectively. The total net contingent rent benefit relating to a decrease in interest rates since the underlying leases commenced for continuing operations in 2003, 2004 and 2005 was $2.5 million, $2.4 million and $0.7 million, respectively. The total net contingent rent benefit relating to a decrease in interest rates since the underlying leases commenced for discontinued operations in 2003, 2004 and 2005 was $0.4 million for all three years.

Guarantees and Indemnifications

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of December 31, 2005 was approximately $76.2 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was $27.5 million at December 31, 2005. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

Legal Matters

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

In June 2005, Sonic’s Texas dealerships and several other dealership defendants entered into a settlement agreement with the plaintiffs in both the state and the federal cases that would settle each of the cases on behalf of Sonic’s Texas dealerships. The settlements are contingent upon court approval, and the state court has not yet granted final approval of the settlements. The estimated expense of the proposed settlements is not a material amount to Sonic as a whole, and it includes Sonic’s Texas dealerships issuing coupons for discounts off future vehicle purchases, refunding cash in certain circumstances, and paying attorneys’ fees and certain costs. Under the terms of the settlements, Sonic’s Texas dealerships would continue to itemize and pass through to the customer the cost of the inventory tax. If the TADA matters are not settled, Sonic’s Texas dealership subsidiaries would then vigorously defend themselves and assert available defenses. In addition, Sonic may have rights of indemnification with respect to certain aspects of the TADA matters. However, an adverse resolution of the TADA matters could result in the payment of significant costs and damages and negatively impact Sonic’s Texas dealerships’ ability to itemize and pass through to the customer the cost of the vehicle inventory tax in the future, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is also a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2004 and 2005 were $2.9 million and $3.5 million, respectively, in reserves that the Company has provided for pending proceedings.

12.	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes Sonic’s results of operations as presented in the Consolidated Statements of Income by quarter for 2004 and 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Year Ended December 31, 2004:
Total revenues	$1,622,916	$1,803,843	$1,905,484	$1,845,339
Gross profit	$255,911	$279,139	$285,655	$281,731
Net income	$22,185	$29,992	$19,281	$14,613
Earnings per share—Basic	$0.54	$0.72	$0.47	$0.35
Earnings per share—Diluted	$0.51	$0.69	$0.45	$0.35
Year Ended December 31, 2005:
Total revenues	$1,782,109	$2,051,641	$2,087,494	$1,963,598
Gross profit	$279,959	$308,499	$315,315	$307,485
Net income	$17,112	$27,004	$26,804	$20,941
Earnings per share—Basic	$0.41	$0.65	$0.64	$0.50
Earnings per share—Diluted	$0.40	$0.62	$0.61	$0.48

(1)	Operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Parts and service demand remains more stable throughout the year.
(2)	The sum of diluted net income per share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.
(3)	Amounts presented differ from amounts previously reported on Form 10-Q due to the classification of certain franchises in discontinued and continuing operations in accordance with SFAS No. 144 (see Note 2).

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiaries of Sonic.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Mr. Greg D. Young pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. Greg D. Young pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.