Form 10-Q
period 2006-03-31
SONIC AUTOMOTIVE INC
filed 2006-05-03
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006, there were 30,418,660 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Revenues:
New vehicles	$958,124	$1,092,695
Used vehicles	260,505	301,756
Wholesale vehicles	110,375	129,129

Total vehicles	1,329,004	1,523,580
Parts, service and collision repair	225,628	266,526
Finance, insurance and other	40,932	45,432

Total revenues	1,595,564	1,835,538
Cost of sales	1,344,973	1,544,699

Gross profit	250,591	290,839
Selling, general and administrative expenses	197,143	226,307
Depreciation and amortization	3,401	4,826

Operating income	50,047	59,706
Other income / (expense):
Interest expense, floor plan	(7,448)	(12,125)
Interest expense, other, net	(10,573)	(11,718)
Other income / (expense), net	12	(666)

Total other expense	(18,009)	(24,509)

Income from continuing operations before income taxes	32,038	35,197
Provision for income taxes	11,972	13,374

Income from continuing operations	20,066	21,823
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(4,660)	(7,480)
Income tax benefit	1,706	2,739

Loss from discontinued operations	(2,954)	(4,741)

Net income	$17,112	$17,082

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.48	$0.52
Loss per share from discontinued operations	(0.07)	(0.11)

Earnings per share	$0.41	$0.41

Weighted average common shares outstanding	41,748	42,161

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.47	$0.50
Loss per share from discontinued operations	(0.07)	(0.11)

Earnings per share	$0.40	$0.39

Weighted average common shares outstanding	45,460	46,205

Dividends declared per common share	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2005	March 31, 2006 (Unaudited)
ASSETS
Current Assets:
Cash	$7,566	$6,911
Receivables, net	396,225	347,245
Inventories	1,016,457	1,023,119
Assets held for sale	73,837	230,966
Construction in progress expected to be sold in sale-leaseback transactions	95,131	101,033
Other current assets	27,484	31,231

Total current assets	1,616,700	1,740,505
Property and equipment, net	148,267	137,900
Goodwill, net	1,122,538	1,143,844
Other intangible assets, net	88,696	78,379
Other assets	49,300	57,090

Total assets	$3,025,501	$3,157,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$579,022	$421,885
Notes payable - floor plan - non-trade	410,296	622,549
Trade accounts payable	91,101	82,045
Accrued interest	17,378	15,507
Other accrued liabilities	167,060	159,375
Liabilities associated with assets held for sale - trade	45,953	81,602
Liabilities associated with assets held for sale - non-trade	6,937	68,038
Current maturities of long-term debt	2,747	2,911

Total current liabilities	1,320,494	1,453,912
Long-term debt	712,311	685,310
Other long-term liabilities	29,479	32,977
Deferred income taxes	132,419	131,964
Commitments and contingencies
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 40,561,149 shares issued and 29,945,785 shares outstanding at December 31, 2005; 41,102,787 shares issued and 30,432,423 shares outstanding at March 31, 2006	403	408
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2005 and March 31, 2006	121	121
Paid-in capital	433,654	444,072
Retained earnings	542,374	554,347
Accumulated other comprehensive income	20	55
Deferred compensation related to stock-based compensation	(1,829)	—
Treasury Stock, at cost (10,615,364 Class A shares held at December 31, 2005 and 10,670,364 Class A shares held at March 31, 2006)	(143,945)	(145,448)

Total stockholders’ equity	830,798	853,555

Total liabilities and stockholders’ equity	$3,025,501	$3,157,718

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Deferred Compensation Related to Stock-Based Compensation	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	40,561	$403	12,029	$121	$(1,829)	$433,654	$542,374	$(143,945)	$20	$830,798
Comprehensive income:
Net income							17,082			17,082
Change in fair value of interest rate swap, net of tax expense of $21									35	35

Total comprehensive income										17,117
Adoption of SFAS No. 123-R					1,829	(1,829)				—
Shares issued under stock compensation plans	542	5				7,815				7,820
Stock-based compensation expense						1,608				1,608
Income tax benefit associated with stock compensation plans						2,404				2,404
Income tax benefit associated with convertible note hedge						420				420
Dividends declared							(5,109)			(5,109)
Purchases of treasury stock								(1,503)		(1,503)

Balance at March 31, 2006	41,103	$408	12,029	$121	$—	$444,072	$554,347	$(145,448)	$55	$853,555

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
	As Restated (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,112	$17,082
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization of property and equipment	4,144	5,183
Provision for bad debt expense	415	180
Debt issue cost amortization	100	212
Debt discount / (premium) amortization, net	(28)	158
Deferred income taxes	—	(455)
Other amortization	70	72
Stock-based compensation expense	319	1,608
Equity interest in earnings of investee	(200)	(187)
Loss on disposal of assets, including franchises	672	148
Impairment of property, equipment and franchise assets	—	3,502
Loss on exit of leased dealership	—	1,057
Changes in assets and liabilities that relate to operations:
Receivables	26,223	49,074
Inventories	(32,408)	(99,933)
Other assets	(6,096)	(9,018)
Notes payable - floor plan - trade	(12,197)	(121,488)
Trade accounts payable and other liabilities	(22,147)	(20,695)

Total adjustments	(41,133)	(190,582)

Net cash used in operating activities	(24,021)	(173,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(18,379)	(69,265)
Purchases of property and equipment	(21,737)	(23,744)
Proceeds from sales of property and equipment	6,074	9,096
Proceeds from sales of franchises	3,889	5,349
Distributions from equity investees	500	600

Net cash used in investing activities	(29,653)	(77,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(repayments) on revolving credit facilities	42,024	(23,427)
Debt issuance cost	—	(2,776)
Net borrowings on notes payable - floor plan - non-trade	12,236	273,354
Payments on long-term debt	(564)	(466)
Purchases of treasury stock	(1,504)	(1,503)
Income tax beneift associated with convertible note hedge	—	420
Income tax beneift associated with stock compensation plans	154	2,404
Issuance of shares under stock option and purchase plans	2,314	7,820
Dividends paid	(5,003)	(5,017)

Net cash provided by financing activities	49,657	250,809

NET DECREASE IN CASH	(4,017)	(655)
CASH, BEGINNING OF PERIOD	9,991	7,566

CASH, END OF PERIOD	$5,974	$6,911

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in accrual for purchases of property and equipment	$(294)	$368
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Restricted stock issuance	$—	$2,212
Change in fair value of cash flow hedging instruments (net of tax expense of $421and $21 for the three months ended March 31, 2005 and 2006, respectively)	$659	$35
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$24,982	$29,481
Cash paid for income taxes	$11,558	$16,796

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial information for the three months ended March 31, 2006 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2005, which were included in Sonic’s Annual Report on Form 10-K.

Reclassifications and Restatement – The statement of income for the three month period ended March 31, 2005 reflects reclassifications from the prior year presentation to include additional franchises sold and terminated or identified for sale subsequent to March 31, 2005 which had not been previously included in discontinued operations and exclude franchises which had been identified for sale as of March 31, 2005 but which Sonic has decided to retain and operate as of March 31, 2006.

Certain cash flows in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2005 have been restated as the correction of an error to comply with SFAS No. 95, “Statement of Cash Flows.” Sonic’s previous policy was to classify all of the cash flow activities associated with floor plan notes payable as an operating activity in its statement of cash flows consistent with industry practice. Sonic has decided to classify borrowings and repayments on floor plan notes payable for new vehicle inventory purchased from a manufacturer affiliated with floor plan lenders as an operating activity (floor plan notes payable – trade) on the statement of cash flows. Borrowings and repayments on floor plan notes payable for new vehicle inventory purchased from a manufacturer unaffiliated with the floor plan lender (floor plan notes payable – non-trade) have been classified as a net financing activity on the statement of cash flows because these borrowings are due on demand from the floor plan lenders. In addition, Sonic’s previous policy related to borrowings of notes payable floor plan in connection with an acquisition of a franchise was to net the borrowing related to an acquisition in the “purchases of businesses, net of cash acquired” classification within investing activities on the statement of cash flows. Repayments of notes payable floor plan related to the disposal of a franchise were netted in the “proceeds from sales of franchises” classification within the investing activities on the statement of cash flows. Sonic now classifies the borrowings related to acquisitions, the repayments of notes payable—floor plan—non-trade related to dispositions and the repayments of notes payable—floor plan related to acquisitions as financing activities in the statement of cash flows. Repayments of notes payable—floor plan—trade related to dispositions are classified as operating activities in the statement of cash flows. The following table shows the effects of this restatement and other reclassifications, which did not impact Sonic’s beginning or ending cash positions or total change in cash, on the statement of cash flows for the three months ended March 31, 2005.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands) Three Months Ended March 31, 2005

Net cash used in operating activities as previously reported	$(15,515)
Reclassification of notes payable – floorplan – non-trade	(6,516)
Reclassification of notes payable – floorplan – trade related to dispositions	(1,336)
Other reclassifications	(654)

Net cash used in operating activities, as restated	$(24,021)

Net cash used in investing activities as previously reported	$(25,769)
Reclassification of notes payable – floor plan related to acquisitions	(6,538)
Reclassification of notes payable – floor plan – trade related to dispositions	1,336
Reclassification of notes payable – floor plan – non-trade related to dispositions	818
Other reclassifications	500

Net cash used in investing activities, as restated	$(29,653)

Net cash provided by financing activities as previously reported	$37,267
Reclassification of notes payable – floor plan – non-trade	6,516
Reclassification of notes payable – floor plan related to acquisitions	6,538
Reclassification of notes payable – floor plan – non-trade related to dispositions	(818)
Other reclassifications	154

Net cash provided by financing activities, as restated	$49,657

In addition, in order to maintain consistency and comparability between periods, certain other amounts in Sonic’s financial statements have been reclassified from previously reported balances to conform to the current period classification.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions – The aggregate purchase price for franchises acquired during the first three months of 2006 totaled approximately $69.3 million in cash, net of cash acquired, and was funded by cash from operations, borrowings under our revolving credit facilities and borrowings under our floor plan facilities. The balance sheet as of March 31, 2006 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following:

•	$22.2 million of net assets relating to dealership operations;

•	$2.7 million of intangible assets representing rights acquired under franchise agreements; and

•	$44.4 million of goodwill, all of which is expected to be tax deductible.

Dispositions – During the first three months of 2006, Sonic sold several franchises. These disposals generated cash of $5.3 million and resulted in a net loss of $0.1 million, which is included in discontinued operations in the statement of income for the three months ended March 31, 2006. Sonic enters into certain guarantees and indemnifications in connection with franchise dispositions – see Note 9.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the quarter ended March 31, 2006, Sonic identified 28 additional franchises to be held for sale. These franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. These franchises are expected to be sold within one year from March 31, 2006. The operating results of these franchises are included in the loss from discontinued operations in Sonic’s statements of income. Assets to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in Sonic’s balance sheets, consist of the following:

	(Dollars in thousands)
	December 31, 2005	March 31, 2006
Inventories	$54,890	$163,621
Property and equipment, net	8,737	22,626
Goodwill	5,210	27,744
Franchise assets	5,000	16,975

Assets held for sale	$73,837	$230,966

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues associated with franchises classified as discontinued operations were as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2005	2006
Revenues	$339,225	$246,896

Property and equipment impairment charges of $2.1 million were recorded during the first quarter of 2006 in loss from discontinued operations in connection with the identification of additional franchises to be sold. These impairment charges were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises. Franchise asset impairment charges were also recorded in the first quarter of 2006 in the amount of $0.9 million. These impairment charges were related to both revising the estimated fair value of a franchise held for sale as of December 31, 2005 and the identification of other franchises to be sold during the quarter ended March 31, 2006. A loss on the exit of a dealership lease of $1.1 million was recorded during the first quarter of 2006 in loss from discontinued operations in connection with the decision to no longer utilize the facility. This loss was calculated by discounting the remaining lease payments as of March 31, 2006.

3. INVENTORIES

Inventories consist of the following:

	(Dollars in thousands)
	December 31, 2005	March 31, 2006
New vehicles	$801,116	$895,404
Used vehicles	150,040	164,709
Parts and accessories	56,660	58,607
Other	63,531	68,020

	$1,071,347	$1,186,740
Less inventories classified as assets held for sale	(54,890)	(163,621)

Inventories	$1,016,457	$1,023,119

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(Dollars in thousands)
	December 31, 2005	March 31, 2006
Land	$31,871	$36,153
Building and improvements	101,702	107,424
Office equipment and fixtures	51,802	54,438
Parts and service equipment	38,059	40,694
Company vehicles	9,747	9,816
Construction in progress	79,488	78,166

Total, at cost	312,669	326,691
Less accumulated depreciation and amortization	(60,534)	(65,132)

Subtotal	252,135	261,559
Less assets held for sale	(8,737)	(22,626)
Less other current assets - construction in progress held for sale	(95,131)	(101,033)

Property and equipment, net	$148,267	$137,900

Other current assets – construction in progress held for sale represent dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. These assets have been classified as other current assets on Sonic’s balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic sold $6.5 million, in dealership equipment and properties in sale-leaseback transactions during the three month period ended March 31, 2006 which resulted in no material gains and losses. Sonic has no continuing involvement or obligations under these arrangements other than lease payments.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of franchise agreements and goodwill for the three months ended March 31, 2006 were as follows:

	(Dollars in thousands)
	Franchise Agreements	Goodwill
Balance before assets held for sale classification, December 31, 2005	$89,700	$1,127,748
Amount classified as assets held for sale	(5,000)	(5,210)

Balance, December 31, 2005	84,700	1,122,538
Additions through current year acquisitions	2,700	44,408
Reductions from sales of franchises	(500)	(34)
Impairment expense (discontinued operations)	(925)	—
Prior acquisition allocations	—	(534)

Sub-total, March 31, 2006	85,975	1,166,378
Increase in amount classified as assets held for sale	(11,975)	(22,534)

Balance, March 31, 2006	$74,000	$1,143,844

Franchise agreements and definite life intangible assets ($4.4 million and $4.0 million at March 31, 2006 and December 31, 2005, respectively) are classified as other intangible assets, net on Sonic’s balance sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(Dollars in thousands)
	December 31, 2005	March 31, 2006
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR	$131,746	$—
$350 million revolving credit facility bearing interest at 2.00 percentage points above LIBOR	—	108,298
Senior Subordinated Notes bearing interest at 8.625%, net of discount of $2,722 and $2,662, respectively	272,278	272,338
Convertible Senior Subordinated Notes bearing interest at 5.25%, net of discount of $2,063 and $1,923, respectively	128,037	128,177
Convertible Senior Subordinated Notes bearing interest at 4.25%, net of discount of $3,926 and $3,751, respectively	156,074	156,249
Notes payable to a finance company bearing interest from 9.52% to 10.52%, including premiums of $5,701 and $5,483, respectively	30,197	29,626
Fair value of fixed to variable interest rate swaps	(3,684)	(6,795)
Other notes payable	410	328

	$715,058	$688,221
Less: current maturities	(2,747)	(2,911)

Long-term debt	$712,311	$685,310

Neither of the conversion features on the 5.25% or 4.25% convertible senior subordinated notes were satisfied during the three months ended March 31, 2006. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of March 31, 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION

Effective January 1, 2006, Sonic adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method. Prior to Sonic’s adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Sonic currently has four stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”), the First America Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”), and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) (collectively, the “Stock Plans”).

The 2004 Plan and the 1997 Plan were adopted by the Board of Directors in order to attract and retain key personnel and currently authorize the issuance of options to purchase 2.0 million and 9.0 million shares of Class A common stock, respectively. Under the 2004 Plan and the 1997 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant. The 2004 Plan also authorizes the issuance of restricted stock. Restricted stock issued under the 2004 plan generally vests at the end of a three year term. The 2005 Formula Plan provides for grants of restricted stock to non-employee directors and restrictions on those shares generally expire one year from the date of grant. Individuals receiving restricted shares under both the 2005 Formula Plan and the 2004 Plan have voting rights and receive dividends on unvested shares. The First America Plan was assumed by Sonic in connection with the purchase of First America Automotive in 1999. Although Sonic does not currently intend to issue stock-based awards under the First America Plan, options to purchase Sonic’s Class A Common Stock were outstanding under this plan during the first quarter of 2006. Sonic issues new shares of stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic will periodically buy back shares of Class A Common Stock after considering cash flow, market conditions and other factors.

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance - December 31, 2005	5,531	$6.00 - 37.50	$19.12
Granted	264	24.00	24.00
Exercised	(509)	6.00 - 26.92	14.19		$6,325
Forfeited	(94)	12.41 - 37.50	25.79

Balance - March 31, 2006	5,192	$7.01 - 37.50	$19.72	6.6	$50,744

Exercisable	3,601	$7.01 - 37.50	$19.69	5.5	$34,131
Fair value of options vested in the three month period ended March 31, 2006					$130

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of options granted in the three month period ended March 31, 2006 was $7.83 per share and was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	2.01%
Risk free interest rates	4.54%
Expected lives	5 year	s
Volatility	36.60%

Sonic used an expected term of five years for current year option grants based on several observations of past grants and exercises. First, the historical exercise experience indicates that the expected term is at least three years (consistent with the three year graded vesting period attached to the majority of these options) and the grants that make up this experience are in the early to middle stages of their contractual terms of ten years; second, the contractual term of all of Sonic’s options is ten years; and third, since Sonic began granting stock options in 1997, none of these stock option grants have completed their contractual term of ten years.

Expected volatility was estimated using Sonic’s stock price over the last three years. Prior to this three year period, Sonic was a fast growing, new company in an un-established retail sector of the equity market. As such, the volatility of the stock between 1997 and 2002 was higher than what is expected in the future due to a change in strategy that includes slowing the pace of acquisitions and the payment of quarterly dividends and the establishment of the retail automotive sector of the equity market.

Sonic recognized compensation expense within selling, general and administrative expenses in the statement of income related to the options in the Stock Plans of $0.8 million, net of tax of $0.5 million, in the three months ended March 31, 2006. No compensation expense related to these plans was recorded in the three months ended March 31, 2005. The total compensation cost related to unvested options not yet recognized at March 31, 2006 was $4.3 million, net of tax of $2.7 million, and is expected to be recognized over a weighted average period of 1.9 years. Sonic received $7.8 million in cash from the exercise of stock options during the first quarter of 2006. Sonic’s tax benefit associated with these stock option exercises was $2.4 million during the first quarter of 2006.

A summary of the status of restricted stock grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2005	141	$21.66
Granted	79	28.00

Balance - March 31, 2006	220	$23.94

In the first quarter of 2006, 79,000 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s executive officers under the 2004 Plan. These awards were made in connection with establishing the objective performance criteria for 2006 incentive compensation for executive officers and cliff-vest in three years. The shares and units are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2006 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer. These awards are generally subject to the same restrictions and rights as the restricted stock granted to certain executive officers in 2004 and 2005, except that the restricted stock units do not have voting rights and that dividends on the restricted stock units are paid to the holders in the year subsequent to the dividend declarations. Sonic recognized compensation expense within selling, general and administrative expenses in the income statement related to unvested restricted stock and restricted stock units of $0.2 million, net of tax of $0.1 million, in the first three months ended March 31, 2006. Total compensation cost related to unvested restricted stock not yet recognized at March 31, 2006 was $2.2 million, net of tax of $1.4 million, and is expected to be recognized over a weighted average period of 2.0 years.

Prior to the adoption of SFAS No. 123(R), Sonic accounted for stock option grants under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost was recorded in the accompanying financial statements for periods prior to January 1, 2006. Using the Black-Scholes option pricing model for all options granted, the following table illustrates the effect on net income and earnings per share if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the period ended March 31, 2005:

(Dollars in thousands except per share amounts)
Three Months Ended March 31, 2005
Net income as reported	$17,112
Fair value compensation cost, net of tax benefits of $884	(1,473)

Pro forma net income	$15,639

Basic earnings (loss) per share:
Earnings as reported	$0.41
Fair value compensation cost, net of tax benefit	(0.04)

Pro forma earnings per share	$0.37

Diluted earnings (loss) per share:
Earnings as reported	$0.40
Fair value compensation cost, net of tax benefit	(0.03)

Pro forma earnings per share	$0.37

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items:

	Three Months Ended March 31, 2005
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	41,748	$20,066	$0.48	$(2,954)	$(0.07)	$17,112	$0.41
Effect of Dilutive Securities:
5.25% contingently convertible debt	2,776	1,125		36		1,161
Stock Compensation Plans	936

Diluted Earnings (Loss) Per Share	45,460	$21,191	$0.47	$(2,918)	$(0.07)	$18,273	$0.40

	Three Months Ended March 31, 2006
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	42,161	$21,823	$0.52	$(4,741)	$(0.11)	$17,082	$0.41
Effect of Dilutive Securities:
4.25% contingently convertible debt	299
5.25% contingently convertible debt	2,776	1,089		62		1,151
Stock Compensation Plans	969

Diluted Earnings (Loss) Per Share	46,205	$22,912	$0.50	$(4,679)	$(0.11)	$18,233	$0.39

In addition to the stock options included in the table above, options to purchase 1.9 million shares and 0.7 million shares of Class A common stock were outstanding during the three month periods ended March 31, 2005 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

9. CONTINGENCIES

Legal Proceedings:

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2005 and March 31, 2006 were $3.5 million and $2.2 million, respectively, in reserves that Sonic has provided for pending proceedings.

Guarantees and Indemnifications:

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of March 31, 2006 was approximately $79.9 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $27.1 million at March 31, 2006. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2005 as described in Note 1 to the condensed consolidated financial statements.

Overview

We are one of the largest automotive retailers in the United States. As of April 28, 2006, we owned dealership subsidiaries that operated 177 dealership franchises, representing 37 different brands of cars and light trucks at 153 locations, and 38 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our automotive customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the three month periods ended March 31, 2005 and 2006:

	Percentage of New Vehicle Revenues Three Months Ended March 31,
	2005	2006
Brand (1)
Honda	15.3%	15.7%
BMW	14.5%	14.4%
Toyota	11.0%	10.3%
Mercedes	4.1%	9.5%
Cadillac	9.9%	8.6%
General Motors (2)	9.5%	8.6%
Ford	9.8%	8.5%
Lexus	7.0%	6.9%
Volvo	3.4%	2.6%
Nissan	2.2%	2.1%
Porsche	1.2%	1.6%
Audi	1.6%	1.4%
Acura	2.0%	1.3%
Chrysler (3)	1.4%	1.1%
Hyundai	1.3%	1.0%
Other Luxury (4)	2.5%	3.4%
Other (5)	3.3%	3.0%

Total	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, income statement data reflects reclassifications to exclude additional franchises sold, identified for sale, or terminated subsequent to March 31, 2005 which had not been previously included in discontinued operations. See Note 1 to our accompanying financial statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Hummer, Infiniti, Jaguar, Land Rover, Maybach, Morgan, and Saab
(5)	Includes Isuzu, KIA, Mini, Mitsubishi, Scion, Subaru and Volkwagen

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to March 31, 2006. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

Revenues

New Vehicles:

	Three Months Ended		Units or $ Change	% Change
	3/31/2005	3/31/2006
New Vehicle Units
Same Store	31,861	32,621	760	2.4%
Acquisitions	10	1,897	1,887

Total as Reported	31,871	34,518	2,647	8.3%

New Vehicle Revenue (in thousands)
Same Store	$957,549	$1,009,377	$51,828	5.4%
Acquisitions	575	83,318	82,743

Total as Reported	$958,124	$1,092,695	$134,571	14.0%

New Vehicle Revenue per Unit
Same Store	$30,054	$30,943	$889	3.0%

New unit sales at our import dealerships increased by 612 units, or 2.9%, for the three months ended March 31, 2006, as compared to the same period last year. The reported industry-wide import new unit sales increase was 5.8% for the same period. Our domestic new unit sales increased by 148 units, or 1.4%, over the same three month period last year, compared to the industry’s domestic unit sales decrease of 2.3% during the same time period. Our top performing import stores during the first quarter of 2006 were BMW and Lexus, which posted increases of 5.0% and 14.6%, respectively. New unit sales at our Honda and Toyota dealerships also improved for the three months ended March 31, 2006. Specifically, our Honda stores benefited from increased sales related to new and redesigned models. Our GM (excluding Cadillac) stores unit volume benefited from strong fleet sales in the first quarter of 2006, which increased 56.2% when compared to the same period in 2005. Of the remaining domestic brands, our Chrysler stores experienced the largest decline in new unit sales, decreasing by 17.6%, when compared to last year. This decrease can be attributed to both the highly competitive truck and SUV market and the introduction of redesigned models by the other domestic brands.

Our import dealerships had an average price per unit increase of $1,197, or 3.9%, for the three month period ended March 31, 2006. The price increases were primarily due to the change in sales mix for the quarter compared to the same period in 2005. Our Honda and BMW stores experienced the most significant improvement in average price per unit due to a greater percentage of higher priced truck and SUV sales. Our domestic dealerships had an average new unit (excluding fleet) price increase of $1,049, or 3.3%, for the three months ended March 31, 2006. In particular, our Cadillac and GM stores benefited from the introduction of redesigned SUV models. Of the domestic brands, our Ford stores posted the most considerable increase in price per unit (excluding fleet) as compared to the first quarter of 2005 due primarily to a shift in sales from cars to trucks and SUVs.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Used Vehicles:

	Three Months Ended		Units or $ Change	% Change
	3/31/2005	3/31/2006
Used Vehicle Units
Same Store	14,472	15,053	581	4.0%
Acquisitions	8	673	665

Total as Reported	14,480	15,726	1,246	8.6%

Used Vehicle Revenue (in thousands)
Same Store	$260,285	$283,667	$23,382	9.0%
Acquisitions	220	18,089	17,869

Total as Reported	$260,505	$301,756	$41,251	15.8%

Used Vehicle Revenue per Unit
Same Store	$17,985	$18,845	$860	4.8%

Used vehicle unit sales increased at both our import and domestic stores for the three months ended March 31, 2006. Our import stores contributed the majority of the increase, posting an improvement of 4.3% as compared to last year. On a brand basis, our BMW dealerships experienced the most significant increase in used unit sales, increasing by 25.1%. The increase in the average price per unit of 4.8% for the three months ended March 31, 2006 was mostly attributable to a continuing shift in our dealership mix towards more import and luxury dealerships. Certified pre-owned vehicles (“CPO”) sales as a percentage of total used vehicle sales decreased from 49.7% to 47.8% during the three month period ended March 31, 2006, as compared to the same period in 2005. The decrease in CPO sales as a percentage of total used sales was partially offset by an increase in our value used vehicle category, which experienced an increase as a percentage of total used volume.

Wholesale Vehicles:

	Three Months Ended		Units or $ Change	% Change
	3/31/2005	3/31/2006
Wholesale Vehicle Units
Same Store	11,597	11,739	142	1.2%
Acquisitions	511	1,204	693

Total as Reported	12,108	12,943	835	6.9%

Wholesale Vehicle Revenue (in thousands)
Same Store	$103,496	$112,527	$9,031	8.7%
Acquisitions	6,879	16,602	9,723

Total as Reported	$110,375	$129,129	$18,754	17.0%

Wholesale Revenue per Unit
Same Store	$8,924	$9,586	$662	7.4%

Higher revenues realized in the first quarter of 2006 were driven by an increase in unit sales combined with a 7.4% price per unit increase. Wholesale pricing fluctuations followed those experienced in used retail sales and were consistent with the industry for the three month period ended March 31, 2006.

Parts, Service and Collision Repair (“Fixed Operations”):

	Three Months Ended		$ Change	% Change
	3/31/2005	3/31/2006
Fixed Operations Revenue (in thousands)
Same Store	$225,236	$241,880	$16,644	7.4%
Acquisitions	392	24,646	24,254

Total as Reported	$225,628	$266,526	$40,898	18.1%

Strong customer pay increases of $15.0 million, or 12.4%, were primarily responsible for the increase in Fixed Operations revenue. Import and luxury import brands drove the majority of these increases in customer pay for the three month period ended

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2006. Our BMW, Lexus, Honda and Toyota stores accounted for $9.1 million, or 60.8% of the customer pay increase. Warranty revenues decreased $0.4 million, or 0.7%, in the three month period ended March 31, 2006, compared to the same period last year.

Finance, Insurance and Other (“F&I”):

	Three Months Ended		$ Change	% Change
	3/31/2005	3/31/2006
Finance, Insurance and Other Revenue (in thousands)
Same Store	$39,434	$41,964	$2,530	6.4%
Acquisitions	1,498	3,468	1,970

Total as Reported	$40,932	$45,432	$4,500	11.0%

Total F&I Revenue per Unit
Same Store, Excluding
Fleet Units	$923	$958	$35	3.8%

An overall retail unit increase as well as an increase in substantially all of our F&I categories were responsible for the increase in F&I revenue for the quarter ended March 31, 2006 as compared to the same period last year.

Gross Profit and Gross Margins

The overall increase in the same store gross margin percentage can be partly attributed to a change in revenue mix as shown in the table below. Specifically, we experienced increases in both our used vehicle and our Fixed Operations activities, which generate higher gross margins. The 20 basis point increase in the new vehicle gross margin rate can be attributed to the introduction of new models and the redesign of existing models by many of our brands.

	Three Months Ended		Basis Point Change
	3/31/2005	3/31/2006
Revenues as a Percentage of Total Revenues
New Vehicles	60.4%	59.7%	(70)
Used Vehicles	16.4%	16.8%	40
Wholesale Vehicles	6.5%	6.7%	20
Fixed Operations	14.2%	14.3%	10
Finance, Insurance and Other	2.5%	2.5%	—

Total Revenues	100.0%	100.0%	—

The overall gross margin rates on our various revenue lines on a same store basis were as follows:

	Three Months Ended		Basis Point Change
	3/31/2005	3/31/2006
New vehicles	7.3%	7.5%	20
Used vehicles - retail	11.0%	11.0%	—
Wholesale vehicles	0.3%	0.1%	(20)
Parts, service and collision repair	49.4%	49.5%	10
Finance, insurance and other	100.0%	100.0%	—
Overall gross margin	15.7%	15.9%	20

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses (“SG&A”)

For the three month period ended March 31, 2006, reported SG&A expenses increased $29.2 million, or 14.8%, as compared to the same period last year due primarily to an increase associated with our growth in gross profit and spending efficiencies. Same store dealerships accounted for $8.0 million of the increase while acquisitions made up $21.2 million of the increase. As a percentage of gross profit, operating expenses decreased 90 basis points, mostly due to a decrease in sales compensation somewhat offset by an increase in compensation related to expensing stock options.

Same store advertising expense was relatively flat when compared with last year. Same store compensation expense increased $5.9 million, mainly due to higher unit volume compared with last year. However, same store compensation expense decreased 80 basis points as a percentage of gross profit. Same store rent expense increased $2.9 million due to consumer-price-index increases on dealership leases. As a percentage of gross profit, same store rent expense increased 30 basis points. Other expenses decreased $0.7 million compared with last year. As a percentage of gross profit, other expenses decreased 10 basis points, mainly due to lower bad debt expense, equipment rent and outside services.

Depreciation and Amortization

Reported depreciation and amortization expense increased for the three month period ended March 31, 2006 over the comparable three month period in 2005 by $1.4 million, or 41.9%. This increase was due to acquisitions, the completion of leasehold improvement projects and other general capital expenditures.

Interest Expense, Floor Plan

The weighted average floor plan interest rate for new vehicles incurred by continuing dealerships was 5.3% for the quarter ended March 31, 2006, compared to 3.7% for the quarter ended March 31, 2005, which increased new vehicle floor plan interest expense by approximately $3.3 million. The average new vehicle notes payable-floor plan balance from continuing dealerships increased to $936.9 million during the first quarter of 2006 from $824.6 million during the first quarter of 2005, resulting in increased new vehicle floor plan interest expense of approximately $0.8 million.

Our new vehicle floor plan interest expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against cost of sales upon the sale of the vehicle. During the three months ended March 31, 2006, our new vehicle floor plan interest exceeded the amounts we recognized in our income statement (for continuing dealerships) from floor plan interest assistance by approximately $4.1 million. In the three months ended March 31, 2005, new vehicle floor plan interest expense exceeded floor plan assistance by approximately $0.1 million.

Our used floor plan facility, which is part of our new syndicated credit facility executed during the first quarter of 2006, bears interest at 1.125% above 30 day LIBOR (which was 4.83% at March 31, 2006). Interest expense on the used facility was approximately $0.6 million for the first quarter of 2006 compared to $0 in the same period in 2005.

Other Income/(Expense)

Other expense increased for the three months ended March 31, 2005 due to expenses incurred in connection with the early pay-off of our $550.0 million revolving credit facility.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Other

Interest expense, other for first quarter 2006 compared to 2005 is summarized in the table below:

Three Months Ended March 31, 2006
Increase/(decrease) (in millions)
Interest rates –
• Increase in the average interest rate on our revolving credit facilities from 5.31% to 7.35% for the three months ended March 31, 2006	$1.3
• Savings related to the issuance of $160.0 million of 4.25% Convertible Notes $160.0 million of 4.25% Convertible Notes	(0.4)

Debt balances –
• Decrease due to used floorplan facility interest, now included in floorplan interest expense	(0.7)
• Increase in debt balances	1.0

Other factors –
• Increase in capitalized interest	(0.1)
• Incremental interest savings related to floating to fixed interest rate swaps	(0.5)
• Incremental interest expense related to fixed to floating interest rate swaps	0.3
• Other, net	0.2

$1.1

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

On February 17, 2006, we entered into a new four-year syndicated credit facility (the “New Credit Facility”) with 14 financial institutions, including three manufacturer-affiliated finance companies, providing for up to $1.2 billion in revolving credit and floor plan financing. The New Credit Facility replaces the Revolving Facility (which was terminated February 17, 2006) and a portion of our existing floor plan financing arrangements and extends the maturity of payments under those prior credit facilities from 2007 to 2010. Our New Credit Facility provides a $350.0 million revolving credit facility, a $700.0 million new vehicle inventory floor plan facility and a $150.0 million used vehicle inventory floor plan facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources “ in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of the New Credit Facility.

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 5.4% and 3.8% for the three months ended March 31, 2006 and 2005. In the first quarter of 2006, we received approximately $10.5 million in manufacturer assistance, which was approximately $4.1 million less than the amount we paid for floor plan interest. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of March 31, 2006.

The weighted average interest rate for our used vehicle floor plan facility (whose interest expense is allocated to discontinued and continuing operations) was 5.9% for the three months ended March 31, 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long-Term Debt and Credit Facilities

The Revolving Credit Facility: At March 31, 2006, our revolving credit facility (part of the New Credit Facility) had a borrowing limit of $350.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $350.0 million at March 31, 2006). The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At March 31, 2006, we had $76.0 million in letters of credit outstanding and $165.7 million of borrowing availability.

At March 31, 2006, the outstanding balance and availability on our long-term debt and credit facilities were as follows (in thousands):

	Interest Rate (1)		Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures February 2010)	LIBOR + 2.00	%(2)	$108,298	$165,719
Senior Subordinated Notes (mature August 2013)	8.625%		$272,338	$—
5.25% Convertible Senior Subordinated Notes (mature May 2009) (3)	5.25%		$128,177	$—
4.25% Convertible Senior Subordinated Notes (mature November 2015 and are redeemable on or after October 2010) (3)	4.25%		$156,249	$—
Mortgage Facility:
Construction Loan (matures December 2007) (4)	LIBOR + 2.25%		$—	$50,000
Permanent Loan (matures December 2012) (4)	LIBOR + 2.00%		$—	$100,000
Notes Payable to a Finance Company (mature November 2015 through September 2016)	10.19	%(5)	$29,626

(1)	Six-month LIBOR was 5.14% at March 31, 2006.
(2)	Interest rate on the revolving Credit Facility is based on a performance - based grid that ranges from 1.75% to 2.75% above LIBOR.
(3)	Notes were not convertible at any time during the three months ended March 31, 2006.
(4)	Total combined borrowings under the Construction and Permanent Loans are limited to $100,000. We do not currently intend to borrow on the Construction and Permanent Loans in the future.
(5)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of March 31, 2006.

Dealership Acquisitions and Dispositions

In the first three months of 2006, we acquired franchises for an aggregate purchase price of $69.3 million in cash, net of cash acquired, using cash from operations, borrowings under the Revolving Credit Facility and borrowings under our floor plan facilities. During the first three months of 2006, our disposition of several franchises generated cash of $5.3 million.

Sale-Leaseback Transactions

During the first three months of 2006, we sold $6.5 million in dealership facilities in sale-leaseback transactions. We have no continuing obligations under these arrangements other than lease payments.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first three months of 2006 were approximately $23.7 million, of which approximately $6.9 million related to the construction of new dealership facilities and collision repair centers. Once completed, these new dealership facilities and collision repair centers are generally sold in sale-leaseback transactions. Capital

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenditures incurred during the first three months of 2006 expected to be sold within a year in sale-leaseback transactions or sold in 2006 were $14.6 million. We do not expect any significant gains or losses from these sales. As of March 31, 2006, commitments for facilities construction projects totaled approximately $47.3 million. We expect $36.2 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

As of March 31, 2006, our Board of Directors had authorized our management to expend up to $185.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first three months of 2006, we repurchased 55,000 shares for approximately $1.5 million, which was offset by proceeds received from the exercise of stock options under stock compensation plans of $7.8 million. As of April 28, 2006, we had $21.9 million remaining to repurchase shares under our Board authorization.

Dividends

During the first quarter of 2006, our Board of Directors approved a quarterly cash dividend of $0.12 per share for shareholders of record on March 15, 2006, which was paid on April 15, 2006. Subsequent to March 31, 2006, our Board of Directors has also approved a quarterly cash dividend of $0.12 per share for stockholders of record on June 15, 2006, which will be paid on July 15, 2006.

Cash Flows

For the three months ended March 31, 2006, net cash used by operating activities was approximately $173.5 million. This use of cash was comprised of cash out flows for inventories and notes payable-floor plan-trade somewhat offset by a reduction of receivables. The large pay down of our notes payable-floor plan-trade was attributable to the refinancing of several of our new vehicle trade financing agreements with the non-trade syndicated new vehicle floor plan agreement in the first quarter of 2006. Net cash used in investing activities for the first three months of 2005 was $78.0 million, which consisted mostly of capital expenditures and dealership acquisitions, which was partially offset by proceeds received from dealership dispositions and sale-leaseback transactions. Net cash provided by financing activities for the three months ended March 31, 2006 was $250.8 million, comprised mostly of the increase of notes payable-floor plan – non-trade offset by net repayments on our revolving credit facility.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. See Note 9 to the accompanying financial statements.

Future Liquidity Outlook

We believe our best source of liquidity for future growth remains cash flows generated from operations combined with the availability of borrowings under our new and used floor plan financing (or any replacements thereof) and the Revolving Credit Facility. Though uncertainties in the economic environment as well as uncertainties associated with geopolitical conflicts may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service, quarterly cash dividends and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly-traded debt securities, based on market conditions.

Off-Balance Sheet Arrangements

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of our off-balance sheet arrangements.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate notes payable–floor plan, New Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1,303.5 million at March 31, 2006. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $3.5 million in the first three months of 2006. Of the total change in interest expense, approximately $2.5 million would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the three months ended March 31, 2006, the amounts we paid for floor plan interest expense for both our continuing and discontinued operations exceeded manufacturer floor plan assistance received by approximately $4.1 million.

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

Item 4: Controls and Procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During our last fiscal quarter, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

Item 1A: Risk Factors

Risks Related to Our Indebtedness

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of March 31, 2006, our total outstanding indebtedness was approximately $1,882.3 million, including the following:

•	$108.3 million under a revolving credit facility;

•	$1,194.1 million under standardized secured new and used inventory floor plan facilities, including $149.6 million classified as liabilities held for sale;

•	$128.2 million in 5.25% convertible senior subordinated notes due 2009 (the “5.25% Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $1.9 million;

•	$156.2 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “4.25% Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $3.8 million;

•	$272.3 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.7 million; and

•	$23.2 million of other secured debt, representing $17.7 million in aggregate principal amount plus unamortized premium of approximately $5.5 million.

As of March 31, 2006, we had approximately $165.7 million available for additional borrowings under a revolving credit facility. We also had approximately $100.0 million available under a construction/mortgage credit facility for real estate acquisitions and new dealership construction. We also have significant additional capacity under the new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 5.25% Convertibles, 4.25% Convertibles and other debt instruments allow us to incur additional indebtedness, including secured indebtedness. Our revolving facility, up to $700.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $150.0 million in borrowing availability for used vehicle inventory floor plan financing are collectively referred to as our “2006 Credit Facility”.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness would have a material adverse effect on our business, financial condition or results of operations.

Our revolving credit facility, new and used floor plan facilities and the indenture governing our 8.625% Notes contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 5.25% Convertibles, 4.25% Convertibles and our 8.625% Notes, under the cross default provisions in those agreements or indentures. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

During the three month period ended March 31, 2006, approximately 75.6% of our new vehicle revenue was derived from the sale of new vehicles manufactured by Ford, Honda, General Motors (including Cadillac), BMW, Mercedes and Toyota. Our success depends to a great extent on these manufacturers’:

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

During 2005 and into 2006, the financial condition and operating results of both Ford and General Motors deteriorated significantly. As of March 31, 2006, we owned 25 Ford owned franchises (including Volvo, Land Rover, Lincoln and Mercury) and 41 General Motors owned franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac), respectively. Should the financial condition and operating results of either Ford or General Motors continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by either Ford or General Motors could have a material adverse effect on our future results of operation, financial condition or cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. However, the ability of a manufacturer to grant additional franchises is based on several factors which are not within our control. If manufacturers grant new franchises in areas near or within our existing markets, this could significantly impact our revenues and/or profitability. Further, if manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on us.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

The automobile retailing industry is considered a mature industry in which minimal growth is expected in total unit sales. Accordingly, our ability to generate higher revenue and earnings in future periods depends in large part on our ability to acquire additional dealerships, manage geographic expansion, control costs in our operations and consolidate both past and future dealership acquisitions into our existing operations. In pursuing a strategy of acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel of acquired dealerships;

•	entering new markets with which we are unfamiliar;

•	potential undiscovered liabilities and operational difficulties at acquired dealerships;

•	disrupting our ongoing business;

•	diverting our management resources;

•	failing to maintain uniform standards, controls and policies;

•	impairing relationships with employees, manufacturers and customers as a result of changes in management;

•	increased expenses for accounting and computer systems, as well as integration difficulties;

•	failure to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or renew the franchise agreement on terms acceptable to us; and

•	incorrectly valuing entities to be acquired.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Substantially all the assets of our dealerships are pledged to secure the indebtedness under the 2006 Credit Facility and our separate floor plan indebtedness with the respective captive finance subsidiaries of BMW, DaimlerChrysler, Ford and General Motors. Three of the lenders under the 2006 Credit Facility are the respective captive finance subsidiaries of BMW, Nissan and Toyota. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer captive finance subsidiaries are either owned or affiliated with BMW, DaimlerChrysler, Ford, General Motors, Nissan and Toyota, respectively, any deterioriation of our relationship with the particular captive finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

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

Our obligations under the 2006 Credit Facility are secured with a pledge of shares of common stock of Speedway Motorsports, Inc., a publicly traded owner and operator of automobile racing facilities. These shares of Speedway Motorsports common stock are beneficially owned by Sonic Financial Corporation (“SFC”), an entity controlled by Mr. Smith. Presently, the $350.0 million borrowing limit of our revolving credit facility is subject to a borrowing base calculation that is based, in part, on the value of the Speedway Motorsports shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of Speedway Motorsports common stock could reduce the amount we can borrow under the revolving credit facility.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

In December 2003, the North Carolina Attorney General’s office notified us that it had initiated an investigation into the sales practices of our North Carolina dealerships following a negative media report on our company. On March 13, 2006, we and our North Carolina dealership subsidiaries entered into a civil settlement with the North Carolina Attorney General to resolve its investigation. The fixed expense of this settlement paid by us was not a material amount to our company as a whole.

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

Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. We have been advised that the plaintiffs’ attorneys in this South Carolina private civil action intend to file private civil class actions against Sonic Automotive, Inc. and certain of its subsidiaries in other states. This group of plaintiffs’ attorneys has filed another one of these private civil class action lawsuits in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. Another one of these private civil actions has been filed in Tennessee state court against Sonic Automotive, Inc. and one of our Tennessee subsidiaries. Additionally, a private civil action has also been filed against one of our dealerships in Los Angeles County stating allegations of deceptive sales practices by that dealership. The plaintiffs in this private civil action purport to represent a class of customers as potential plaintiffs, although no motion for class certification has been filed.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Our performance is subject to local economic, competitive and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 16.9% and 16.4%, respectively, of our total revenues for the three month period ended March 31, 2006. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

A change in historical experience and/or assumptions used to estimate reserves could have a material impact on our earnings.

As described in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005, our estimates for finance, insurance and service contracts, insurance reserves and Cornerstone Acceptance allowance for credit losses is based on historical experience and our assumptions based on this historical experience. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

An impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in our Annual Report on Form 10-K for the year ended December 31, 2005 in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. A reduction in the amount of goodwill on our balance sheet will require us to record a non-cash impairment charge against our earnings for the period in which the impairment of goodwill occurred. This would have a material adverse impact on our earnings for that period.

Poor performance in one or more of our geographic divisions or a realignment of the dealerships which comprise each division could constitute events or changes in circumstances for purposes of determining whether the fair value of our goodwill has been reduced below the carrying amount. We would therefore be required to test our goodwill for impairment. As of March 31, 2006, our balance sheet reflected a carrying amount of approximately $1,171.6 million in goodwill (including goodwill classified as assets held for sale), which was allocated between three geographic reporting units. If the goodwill in any of our reporting units is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended March 31, 2006.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(amounts in thousands, except per share amounts)
January 2006	—		—	$27,254
February 2006	10,000	$24.04	10,000	$27,013
March 2006	45,000	$28.06	45,000	$25,751

Total	55,000	$27.33	55,000

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000

Total	$185,000

See Note 6 to our annual consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description
10.1	Employment Agreement dated January 30, 2006 between Sonic Automotive, Inc. (“Sonic”) and Mr. David P. Cosper. (1)

10.2	Credit Agreement, dated as of February 17, 2006 (the “Credit Agreement”), among Sonic; the subsidiaries of Sonic named therein; Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and Lender, Toyota Motor Credit Corporation, as Documentation Agent and Lender; and BMW Financial Services NA, LLC, Carolina First Bank, Comerica Bank, Fifth Third Bank, General Electric Capital Corporation, KeyBank National Association, Nissan Motor Acceptance Corporation, Sovereign Bank, SunTrust Bank, Wachovia Bank, National Association and World Omni Financial Corp., each as a Lender and, collectively, the “Lenders.”

10.3	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Bank of America, N.A., pursuant to the Credit Agreement.

10.4	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement.

10.5	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Toyota Motor Credit Corporation pursuant to the Credit Agreement.

10.6	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement.

10.7	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Carolina First Bank pursuant to the Credit Agreement.

10.8	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Comerica Bank pursuant to the Credit Agreement.

10.9	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Fifth Third Bank pursuant to the Credit Agreement.

10.10	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of General Electric Capital Corporation pursuant to the Credit Agreement.

10.11	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of KeyBank National Association pursuant to the Credit Agreement.

10.12	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Nissan Motor Acceptance Corporation pursuant to the Credit Agreement.

10.13	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Sovereign Bank pursuant to the Credit Agreement.

10.14	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of SunTrust Bank pursuant to the Credit Agreement.

10.15	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

10.16	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of World Omni Financial Corp. pursuant to the Credit Agreement.

10.17	Security Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement.

10.18	Company Guaranty Agreement, dated as of February 17, 2006, by Sonic, as Guarantor, to Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement.

10.19	Subsidiary Guaranty Agreement, dated as of February 17, 2006, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A, as Administrative Agent for the Lenders under the Credit Agreement.

10.20	Securities Pledge Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement.

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates a management contract or compensatory plan or arrangement

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of this Form 10-Q and elsewhere in this report, as well as:

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

SONIC AUTOMOTIVE, INC.

Date: May 3, 2006	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: May 3, 2006	By:	/s/ David P. Cosper
David P. Cosper
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement dated January 30, 2006 between Sonic Automotive, Inc. (“Sonic”) and Mr. David P. Cosper. (1)

10.2	Credit Agreement, dated as of February 17, 2006 (the “Credit Agreement”), among Sonic; the subsidiaries of Sonic named therein; Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and Lender, Toyota Motor Credit Corporation, as Documentation Agent and Lender; and BMW Financial Services NA, LLC, Carolina First Bank, Comerica Bank, Fifth Third Bank, General Electric Capital Corporation, KeyBank National Association, Nissan Motor Acceptance Corporation, Sovereign Bank, SunTrust Bank, Wachovia Bank, National Association and World Omni Financial Corp., each as a Lender and, collectively, the “Lenders.”

10.3	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Bank of America, N.A., pursuant to the Credit Agreement.

10.4	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement.

10.5	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Toyota Motor Credit Corporation pursuant to the Credit Agreement.

10.6	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement.

10.7	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Carolina First Bank pursuant to the Credit Agreement.

10.8	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Comerica Bank pursuant to the Credit Agreement.

10.9	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Fifth Third Bank pursuant to the Credit Agreement.

10.10	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of General Electric Capital Corporation pursuant to the Credit Agreement.

10.11	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of KeyBank National Association pursuant to the Credit Agreement.

10.12	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Nissan Motor Acceptance Corporation pursuant to the Credit Agreement.

10.13	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Sovereign Bank pursuant to the Credit Agreement.

10.14	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of SunTrust Bank pursuant to the Credit Agreement.

10.15	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement.

10.16	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of World Omni Financial Corp. pursuant to the Credit Agreement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

10.17	Security Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement.

10.18	Company Guaranty Agreement, dated as of February 17, 2006, by Sonic, as Guarantor, to Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement.

10.19	Subsidiary Guaranty Agreement, dated as of February 17, 2006, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A, as Administrative Agent for the Lenders under the Credit Agreement.

10.20	Securities Pledge Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement.

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates a management contract or compensatory plan or arrangement