Form 10-Q
period 2006-06-30
SONIC AUTOMOTIVE INC
filed 2006-08-03
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 28, 2006, there were 30,238,342 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues:
New vehicles	$1,157,814	$1,249,362	$2,123,520	$2,354,047
Used vehicles	278,580	336,726	539,876	637,352
Wholesale vehicles	129,558	128,451	239,143	257,721

Total vehicles	1,565,952	1,714,539	2,902,539	3,249,120
Parts, service and collision repair	240,844	273,446	466,641	540,394
Finance, insurance and other	46,153	45,755	87,619	91,724

Total revenues	1,852,949	2,033,740	3,456,799	3,881,238
Cost of sales	1,573,926	1,725,746	2,926,773	3,281,212

Gross profit	279,023	307,994	530,026	600,026
Selling, general and administrative expenses	210,429	242,537	408,672	469,996
Depreciation and amortization	3,622	6,870	7,025	11,637

Operating income	64,972	58,587	114,329	118,393
Other income / (expense):
Interest expense, floor plan	(8,777)	(15,610)	(16,167)	(27,742)
Interest expense, other, net	(11,054)	(11,022)	(21,672)	(22,785)
Other income / (expense), net	12	(1)	24	(667)

Total other expense	(19,819)	(26,633)	(37,815)	(51,194)

Income from continuing operations before income taxes	45,153	31,954	76,514	67,199
Provision for income taxes	16,873	13,380	28,578	26,880

Income from continuing operations	28,280	18,574	47,936	40,319
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(1,945)	(10,299)	(5,927)	(17,827)
Income tax benefit	669	3,913	2,107	6,778

Loss from discontinued operations	(1,276)	(6,386)	(3,820)	(11,049)

Net income	$27,004	$12,188	$44,116	$29,270

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.68	$0.44	$1.15	$0.95
Loss per share from discontinued operations	(0.03)	(0.15)	(0.09)	(0.26)

Earnings per share	$0.65	$0.29	$1.06	$0.69

Weighted average common shares outstanding	41,731	42,414	41,739	42,288

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.65	$0.42	$1.10	$0.92
Loss per share from discontinued operations	(0.03)	(0.13)	(0.08)	(0.24)

Earnings per share	$0.62	$0.29	$1.02	$0.68

Weighted average common shares outstanding	45,421	46,270	45,440	46,238

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2005	June 30, 2006 (Unaudited)
ASSETS
Current Assets:
Cash	$7,566	$18,342
Receivables, net	396,225	340,437
Inventories	1,016,457	1,051,815
Assets held for sale	73,837	219,358
Construction in progress expected to be sold in sale-leaseback transactions	95,131	70,500
Other current assets	27,484	28,293

Total current assets	1,616,700	1,728,745
Property and equipment, net	148,267	174,487
Goodwill, net	1,122,538	1,153,168
Other intangible assets, net	88,696	80,200
Other assets	49,300	58,380

Total assets	$3,025,501	$3,194,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable - trade	$579,022	$450,602
Floor plan notes payable - non-trade	410,296	649,370
Trade accounts payable	91,101	80,583
Accrued interest	17,378	18,687
Other accrued liabilities	167,060	172,172
Liabilities associated with assets held for sale - trade	45,953	93,334
Liabilities associated with assets held for sale - non-trade	6,937	57,323
Current maturities of long-term debt	2,747	2,727

Total current liabilities	1,320,494	1,524,798
Long-term debt	712,311	644,863
Other long-term liabilities	29,479	37,532
Deferred income taxes	132,419	131,140
Commitments and contingencies
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 40,561,149 shares issued and 29,945,785 shares outstanding at December 31, 2005; 41,331,471 shares issued and 30,244,507 shares outstanding at June 30, 2006	403	411
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2005 and June 30, 2006	121	121
Paid-in capital	433,654	450,691
Retained earnings	542,374	561,406
Accumulated other comprehensive income	20	—
Deferred compensation related to stock-based compensation	(1,829)	—
Treasury Stock, at cost (10,615,364 Class A shares held at December 31, 2005 and 11,086,964 Class A shares held at June 30, 2006)	(143,945)	(155,982)

Total stockholders’ equity	830,798	856,647

Total liabilities and stockholders’ equity	$3,025,501	$3,194,980

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Deferred Compensation Related to Stock-Based	Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Compensation	Capital	Earnings	Stock	Income	Equity
Balance at December 31, 2005	40,561	$403	12,029	$121	$(1,829)	$433,654	$542,374	$(143,945)	$20	$830,798
Comprehensive income:
Net income							29,270			29,270
Change in fair value of interest rate swap, net of tax benefit of $13									(20)	(20)

Total comprehensive income										29,250
Adoption of SFAS No. 123-R					1,829	(1,829)				—
Shares issued under stock compensation plans	770	8				11,771				11,779
Stock-based compensation expense						3,329				3,329
Income tax benefit associated with stock compensation plans						3,057				3,057
Income tax benefit associated with convertible note hedge						709				709
Dividends declared							(10,238)			(10,238)
Purchases of treasury stock								(12,037)		(12,037)

Balance at June 30, 2006	41,331	$411	12,029	$121	$—	$450,691	$561,406	$(155,982)	$—	$856,647

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2006
	As Restated (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,116	$29,270
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization of property and equipment	8,481	12,151
Provision for bad debt expense	4,918	5,774
Debt issue cost amortization	199	508
Debt discount / (premium) amortization, net	(51)	327
Deferred income taxes	—	(1,266)
Other amortization	140	189
Stock-based compensation expense	708	3,329
Income tax benefit associated with stock compensation plans	(572)	(3,057)
Equity interest in earnings of investee	(474)	(464)
Loss / (gain) on disposal of assets, including franchises	2,223	(625)
Impairment of property, equipment and franchise assets	—	12,602
Loss on exit of leased dealerships	—	4,914
Changes in assets and liabilities that relate to operations:
Receivables	(17,026)	50,370
Inventories	(4,503)	(129,981)
Other assets	(8,855)	(7,472)
Floor plan notes payable - trade	(29,486)	(81,038)
Trade accounts payable and other liabilities	2,745	(8,837)

Total adjustments	(41,553)	(142,576)

Net cash provided by / (used in) operating activities	2,563	(113,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(89,645)	(78,264)
Purchases of property and equipment	(37,082)	(55,019)
Proceeds from sales of property and equipment	12,822	26,811
Proceeds from sales of franchises	20,646	12,385
Distributions from equity investee	500	600

Net cash used in investing activities	(92,759)	(93,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	377,989	590,392
Repayments on revolving credit facilities	(297,632)	(651,918)
Debt issuance cost	—	(2,776)
Net borrowings on floor plan notes payable - non-trade	18,165	289,459
Proceeds from long-term debt	159	—
Payments on long-term debt	(977)	(987)
Purchases of treasury stock	(4,935)	(12,037)
Income tax beneift associated with convertible note hedge	—	709
Income tax beneift associated with stock compensation plans	572	3,057
Issuance of shares under stock option and purchase plans	5,159	11,779
Dividends paid	(10,017)	(10,109)

Net cash provided by financing activities	88,483	217,569

NET INCREASE / (DECREASE) IN CASH	(1,713)	10,776
CASH, BEGINNING OF PERIOD	9,991	7,566

CASH, END OF PERIOD	$8,278	$18,342

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Increase / (Decrease) in accrual for purchases of property and equipment	$(765)	$3,384
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Restricted stock issuance	$548	$3,616
Change in fair value of cash flow hedging instruments (net of tax expense of $496 and tax benefit of $13 for the six months ended June 30, 2005 and 2006, respectively)	$776	$(20)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$44,364	$57,090
Cash paid for income taxes	$14,358	$28,980

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited financial information for the three and six month periods ended June 30, 2006 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2005, which were included in Sonic’s Annual Report on Form 10-K.

Reclassifications and Restatement – The statements of income for the quarter and six month period ended June 30, 2005 reflect reclassifications from the prior year presentation to include additional franchises sold and terminated or identified for sale subsequent to June 30, 2005 which had not been previously included in discontinued operations and exclude franchises which had been identified for sale as of June 30, 2005 but which Sonic subsequently decided to retain and operate as of June 30, 2006.

Certain cash flows in the accompanying condensed consolidated statement of cash flows for the six month period ended June 30, 2005 have been restated as the correction of an error to comply with Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows.” Sonic’s previous policy was to classify all of the cash flow activities associated with floor plan notes payable as an operating activity in its statement of cash flows consistent with industry practice. As of December 31, 2005, Sonic has decided to classify borrowings and repayments on floor plan notes payable for new vehicle inventory purchased from a manufacturer affiliated with floor plan lenders (floor plan notes payable – trade) as an operating activity. Borrowings and repayments on floor plan notes payable for new vehicle inventory purchased from a manufacturer unaffiliated with the floor plan lender (floor plan notes payable – non-trade) have been classified as a financing activity. This financing activity is shown net because these borrowings are due on demand from the floor plan lenders. In addition, Sonic’s previous policy was to net the purchase of new vehicle inventory and the associated repayment of the seller’s floor plan notes payable related to an acquisition within investing activities. Sonic now classifies the repayment of seller floor plan notes payable by Sonic’s floor plan lenders as an additional cost of dealership acquisitions within investing activities with the corresponding borrowing in financing activities. Similarly, repayments of notes payable floor plan related to the disposal of a franchise were netted within investing activities. Sonic now classifies the repayment of its floor plan notes payable by the purchaser’s floor plan lender as additional proceeds in investing activities with a corresponding repayment of floor plan notes payable – trade or non-trade as appropriate.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2005
(Dollars in thousands)
Net cash used in operating activities as previously reported	$(1,337)
Reclassification of notes payable – floor plan – non-trade	5,404
Reclassification of notes payable – floor plan – trade related to acquisitions	7,431
Reclassification of notes payable – floor plan – trade related to dispositions	(8,037)
Other reclassifications	(898)

Net cash provided by operating activities, as restated	$2,563

Net cash used in investing activities as previously reported	$(70,122)
Reclassification of notes payable – floor plan related to acquisitions	(37,331)
Reclassification of notes payable – floor plan – trade related to dispositions	8,037
Reclassification of notes payable – floor plan – non-trade related to dispositions	6,157
Other reclassifications	500

Net cash used in investing activities, as restated	$(92,759)

Net cash provided by financing activities as previously reported	$69,746
Reclassification of notes payable – floor plan – non-trade	(5,404)
Reclassification of notes payable – floor plan related to acquisitions	29,726
Reclassification of notes payable – floor plan – non-trade related to dispositions	(6,157)
Other reclassifications	572

Net cash provided by financing activities, as restated	$88,483

Additionally, Sonic has corrected its presentation within the condensed consolidated statement of cash flows related to borrowings and repayments under its revolving credit facilities. Such borrowings and repayments, which were formerly presented net are now presented gross. This correction had no effect on total cash flows provided by financing activities.

Further, in order to maintain consistency and comparability between periods, certain other amounts in Sonic’s financial statements have been reclassified from previously reported balances to conform to the current period classification.

Operating Lease Accruals – During the six month period ended June 30, 2006, Sonic’s management decided to cease using several dealership properties which are leased under operating leases. Accordingly, operating lease exit accruals in the amount of $3.8 million and $4.9 million were established in the second quarter and six month period ended June 30, 2006, respectively. Of the $3.8 million accrual established in the second quarter ended June 30, 2006, $1.6 million was recorded in selling, general and administrative expenses and $2.2 million was recorded within discontinued operations. Of the $4.9 million accrual established in the six months ended June 30, 2006, $1.6 million was recorded in selling, general and administrative expenses and $3.3 million was recorded in discontinued operations. These operating lease accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these operating lease accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2005	$601
Lease exit expense	4,914
Payments	(342)

Balance, June 30, 2006	$5,173

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition – Amounts recorded as allowances for commission chargeback reserves were $12.9 million and $16.5 million at December 31, 2005 and June 30, 2006, respectively. During the second quarter ended June 30, 2006, Sonic recorded a $6.2 million increase in the allowance as a result of a change in the estimate of future charge backs associated with finance commissions Sonic has received for originating third party loans for customers. This $6.2 million increase was recorded in finance, insurance and other revenue.

Recent Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Sonic is currently evaluating the provisions of FIN No. 48, which will be effective for the first quarter of 2007, and has not determined the impact on Sonic’s consolidated operating results and financial position.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions – The aggregate purchase price for franchises acquired during the six month period ended June 30, 2006 totaled approximately $78.3 million in cash, net of cash acquired, and was funded by cash from operations, borrowings under our revolving credit facilities and borrowings under notes payable – floor plan. The balance sheet as of June 30, 2006 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following:

•	$26.0 million of net assets relating to dealership operations;

•	$3.2 million of intangible assets representing rights acquired under franchise agreements; and

•	$49.1 million of goodwill, all of which is expected to be tax deductible.

Dispositions – During the six month period ended June 30, 2006, Sonic sold several franchises. These disposals generated cash of $12.4 million and resulted in net gains of $0.3 million and $0.2 million, which are included in discontinued operations in the statement of income for the second quarter and six month period ended June 30, 2006, respectively. Sonic enters into certain guarantees and indemnifications in connection with franchise dispositions – see Note 9.

In the six month period ended June 30, 2006, Sonic identified 31 additional franchises to be held for sale. These franchises have been identified as held for sale because of unprofitable operations or other strategic considerations. These franchises are expected to be sold within one year from the date when the individual franchise was identified as held for sale. The operating results of these franchises are included in the loss from discontinued operations in Sonic’s statements of income. Assets to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in Sonic’s balance sheets, consist of the following:

	December 31, 2005	June 30, 2006
	(Dollars in thousands)
Inventories	$54,890	$164,119
Property and equipment, net	8,737	19,650
Goodwill	5,210	22,389
Franchise agreements	5,000	13,200

Assets held for sale	$73,837	$219,358

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues for franchises classified as discontinued operations were as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands)
Revenues	$332,482	$232,027	$466,963	$663,422

Property and equipment impairment expense of $3.9 million and $6.1 million was recorded during the second quarter and six month period ended June 30, 2006, respectively, in loss from discontinued operations in connection with activities to sell the associated franchises. This impairment expense was recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises. Franchise asset impairment expense of $1.6 million and $2.5 million was also recorded in the second quarter and six month period ended June 30, 2006, respectively. This expense was related to both revising the estimated fair value of franchises held for sale as of December 31, 2005 and the identification of other franchises to be sold during the six month period ended June 30, 2006.

3. INVENTORIES

Inventories consist of the following:

	December 31, 2005	June 30, 2006
	(Dollars in thousands)
New vehicles	$801,116	$918,309
Used vehicles	150,040	162,675
Parts and accessories	56,660	58,258
Other	63,531	76,692

Subtotal	1,071,347	1,215,934
Less inventories classified as assets held for sale	(54,890)	(164,119)

Inventories	$1,016,457	$1,051,815

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2005	June 30, 2006
	(Dollars in thousands)
Land	$31,871	$26,411
Building and improvements	101,702	126,716
Office equipment and fixtures	51,802	57,808
Parts and service equipment	38,059	42,187
Company vehicles	9,747	10,173
Construction in progress	79,488	72,452

Total, at cost	312,669	335,747
Less accumulated depreciation and amortization	(60,534)	(71,110)

Subtotal	252,135	264,637
Less assets held for sale	(8,737)	(19,650)
Less other current assets - construction in progress held for sale	(95,131)	(70,500)

Property and equipment, net	$148,267	$174,487

Other current assets – construction in progress held for sale represents dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. These assets have been classified as other current assets on Sonic’s balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic sold $14.4 million in dealership equipment and properties in sale-leaseback transactions during the six month period ended June 30, 2006 which resulted in no material gains or losses. Sonic has no continuing involvement or obligations under these arrangements other than lease payments.

Impairment expense related to property and equipment of $3.2 million and $3.6 million was recorded in selling, general and administrative expenses during the second quarter and six month period ended June 30, 2006, respectively. This impairment expense was related to decisions to abandon several construction projects and current market information which indicated that the fair value of land parcels held for sale was less than the recorded value. See Note 2 for other property and equipment impairment charges related to discontinued operations.

An adjustment to depreciation expense of $2.1 million was recorded in the second quarter and six month period ended June 30, 2006. This adjustment was related to the reclassification of certain assets from other current assets - construction in progress to depreciable property and equipment based on strategic capital decisions which resulted in decisions not to sell these assets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of franchise agreements and goodwill for the six months ended June 30, 2006 were as follows:

	Franchise Agreements	Goodwill
	(Dollars in thousands)
Balance before assets held for sale classification, December 31, 2005	$89,700	$1,127,748
Amount classified as assets held for sale	(5,000)	(5,210)

Balance, December 31, 2005	84,700	1,122,538

Additions through current year acquisitions	3,200	49,091
Reductions from sales of franchises	(1,275)	(787)
Impairment expense (discontinued operations)	(2,525)	—
Prior acquisition allocations	—	(495)

Sub-total, June 30, 2006	84,100	1,170,347
Increase in amount classified as assets held for sale	(8,200)	(17,179)

Balance, June 30, 2006	$75,900	$1,153,168

Franchise agreements and definite life intangible assets ($4.3 million and $4.0 million at June 30, 2006 and December 31, 2005, respectively) are classified as other intangible assets, net on Sonic’s balance sheets except for the franchise agreements classified in assets held for sale.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2005	June 30, 2006
	(Dollars in thousands)
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR	$131,746	$—
$350 million revolving credit facility bearing interest at 2.00 percentage points above LIBOR	—	70,220
Senior Subordinated Notes bearing interest at 8.625%, net of discount of $2,722 and $2,600, respectively	272,278	272,400
Convertible Senior Subordinated Notes bearing interest at 5.25%, net of discount of $2,063 and $1,780, respectively	128,037	128,320
Convertible Senior Subordinated Notes bearing interest at 4.25%, net of discount of $3,926 and $3,571, respectively	156,074	156,429
Notes payable to a finance company bearing interest from 9.52% to 10.52%, including premiums of $5,701 and $5,267, respectively	30,197	29,061
Fair value of fixed to variable interest rate swaps	(3,684)	(9,105)
Other notes payable	410	265

	715,058	647,590
Less: current maturities	(2,747)	(2,727)

Long-term debt	$712,311	$644,863

Neither of the conversion features on the 5.25% or 4.25% convertible senior subordinated notes were satisfied during the six month period ended June 30, 2006. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of June 30, 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION

Effective January 1, 2006, Sonic adopted SFAS No. 123(R), “Share-Based Payment”, using the modified prospective application transition method. Prior to Sonic’s adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows on the statement of cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid on the statement of cash flows.

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

The 2004 Plan and the 1997 Plan were adopted by the Board of Directors in order to attract and retain key personnel and currently authorize the issuance of options to purchase 2.0 million and 9.0 million shares of Class A common stock, respectively. Under the 2004 Plan and the 1997 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant. The 2004 Plan also authorizes the issuance of restricted stock. Restricted stock issued under the 2004 plan generally vests at the end of a three year term. The 2005 Formula Plan provides for grants of restricted stock to non-employee directors and restrictions on those shares generally expire one year from the date of grant. Individuals receiving restricted shares under both the 2005 Formula Plan and the 2004 Plan have voting rights and receive dividends on unvested shares. The First America Plan was assumed by Sonic in connection with the purchase of First America Automotive in 1999. Although Sonic does not issue stock-based awards under the First America Plan, options to purchase Sonic’s Class A common stock were outstanding under this plan during the six month period ended June 30, 2006. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic will periodically buy back shares of Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance - December 31, 2005	5,531	$6.00 - 37.50	$19.12
Granted	641	23.94 - 26.42	25.40
Exercised	(725)	6.00 - 26.92	15.43		$8,045
Forfeited	(199)	12.41 - 37.50	25.56

Balance - June 30, 2006	5,248	$7.01 - 37.50	$20.14	6.5	$28,508

Exercisable	3,810	$7.01 - 37.50	$19.38	5.5	$20,371
Fair value of options vested in the six month period ended June 30, 2006					$3,807

The weighted average fair value of options granted in the six month period ended June 30, 2006 was $7.86 per share and was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	1.82 - 2.01%
Risk free interest rates	4.54 - 4.87%
Expected lives	3.5 - 5.0 years
Volatility	36.60%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic used an expected term of three and a half to five years for current year option grants based on several facts associated with past grants and exercises. First, the historical exercise experience indicates that the expected term is at least three years (consistent with the three year graded vesting period attached to the majority of these options) and the majority of Sonic’s grants are in the early to middle stages of their contractual terms of ten years; second, the contractual term of all of Sonic’s options is ten years; and third, since Sonic began granting stock options in 1997, none of these stock option grants have completed their contractual term of ten years.

Expected volatility was estimated using Sonic’s stock price over the last three years. Prior to this period, Sonic was a fast growing, new company in an un-established retail sector of the equity market. As such, the volatility of Sonic’s stock between 1997 and 2002 was higher than what is expected in the future due to a change in strategy that includes slowing the pace of acquisitions and the payment of quarterly dividends and the establishment of the retail automotive sector of the equity market.

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of $1.1 million and $2.4 million in the second quarter and six month period ended June 30, 2006, respectively. Tax benefits recognized related to the compensation expenses were $0.4 million and $0.9 million for the second quarter and six month period ended June 30, 2006, respectively. No compensation expense related to these plans was recorded in the six month period ended June 30, 2005. The total compensation cost related to unvested options not yet recognized at June 30, 2006 was $7.8 million and is expected to be recognized over a weighted average period of 1.8 years. Sonic received $11.8 million in cash from the exercise of stock options during the six month period ended June 30, 2006. Sonic’s tax benefit associated with these stock option exercises was $3.1 million during the six month period ended June 30, 2006.

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2005	141	$21.66
Granted	144	24.10

Balance - June 30, 2006	285	$22.92

In the six month period ended June 30, 2006, approximately 144,000 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s Board of Directors, executive officers and other key associates under the 2004 Plan. These awards were made in connection with establishing the objective performance criteria for 2006 incentive compensation and cliff-vest in three years. The shares and units are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2006 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer and other key associates. These awards are generally subject to the same restrictions and rights as the shares of restricted stock granted to certain executive officers in 2004 and 2005, except that the restricted stock units do not have voting rights and that dividends on the restricted stock units are paid to the holders in the year subsequent to the dividend declarations. Sonic recognized compensation expense within selling, general and administrative expenses related to unvested restricted stock and restricted stock units of $0.6 million and $0.9 million in the second quarter and six month period ended June 30, 2006, respectively, and $0.4 million and $0.7 million in the second quarter and six month period ended June 30, 2005. Tax benefits recognized related to the compensation expenses were $0.1 million and $0.3 million for the second quarter and six month period ended June 30, 2005, and $0.2 million and $0.4 million for the second quarter and six month period ended June 30, 2006, respectively. Total compensation cost related to unvested restricted stock not yet recognized at June 30, 2006 was $4.4 million and is expected to be recognized over a weighted average period of 1.9 years.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS No. 123(R), Sonic accounted for stock option grants under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost was recorded in the accompanying financial statements for periods prior to January 1, 2006. Using the Black-Scholes option pricing model for all options granted, the following table illustrates what net income and earnings per share would have been if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the second quarter and six month period ended June 30, 2005:

	Second Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in thousands except per share amounts)
Net income as reported	$27,004	$44,116
Fair value compensation cost, net of tax benefits of $956 for the three months ended June 30, 2005 and $1,840 for the six months ended June 30, 2005	(1,593)	(3,066)

Pro forma net income	$25,411	$41,050

Basic earnings per share:
Earnings as reported	$0.65	$1.06
Fair value compensation cost, net of tax benefit	(0.04)	(0.08)

Pro forma earnings per share	$0.61	$0.98

Diluted earnings per share:
Earnings as reported	$0.62	$1.02
Fair value compensation cost, net of tax benefit	(0.03)	(0.07)

Pro forma earnings per share	$0.59	$0.95

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following tables illustrate the dilutive effect of such items:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter Ended June 30, 2005
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	41,731	$28,280	$0.68	$(1,276)	$(0.03)	$27,004	$0.65
Effect of Dilutive Securities:
5.25% contingently convertible debt	2,776	1,059		104		1,163
Stock Compensation Plans	914

Diluted Earnings (Loss) Per Share	45,421	$29,339	$0.65	$(1,172)	$(0.03)	$28,167	$0.62

	Second Quarter Ended June 30, 2006
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	42,414	$18,574	$0.44	$(6,386)	$(0.15)	$12,188	$0.29
Effect of Dilutive Securities:
4.25% contingently convertible debt	251
5.25% contingently convertible debt	2,776	1,023		41		1,064
Stock Compensation Plans	829

Diluted Earnings (Loss) Per Share	46,270	$19,597	$0.42	$(6,345)	$(0.13)	$13,252	$0.29

	Six Months Ended June 30, 2005
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	41,739	$47,936	$1.15	$(3,820)	$(0.09)	$44,116	$1.06
Effect of Dilutive Securities:
5.25% contingently convertible debt	2,776	2,184		140		2,324
Stock Compensation Plans	925

Diluted Earnings (Loss) Per Share	45,440	$50,120	$1.10	$(3,680)	$(0.08)	$46,440	$1.02

	Six Months Ended June 30, 2006
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	42,288	$40,319	$0.95	$(11,049)	$(0.26)	$29,270	$0.69
Effect of Dilutive Securities:
4.25% contingently convertible debt	275
5.25% contingently convertible debt	2,776	2,112		103		2,215
Stock Compensation Plans	899

Diluted Earnings (Loss) Per Share	46,238	$42,431	$0.92	$(10,946)	$(0.24)	$31,485	$0.68

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the stock options included in the table above, options to purchase 1.9 million and 1.1 million shares of Class A common stock were outstanding during the six month periods ended June 30, 2005 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

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

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2005 and June 30, 2006 were $3.5 million and $3.8 million, respectively, in reserves that Sonic has provided for pending proceedings.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of June 30, 2006 was approximately $88.7 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $25.8 million at June 30, 2006. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Overview

We are one of the largest automotive retailers in the United States. As of July 28, 2006, we owned dealership subsidiaries that operated 173 dealership franchises, representing 37 different brands of cars and light trucks at 151 locations, and 38 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our automotive customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the second quarter and six month period ended June 30, 2005 and 2006:

	Percentage of New Vehicle Revenues Second Quarter Ended June 30,		Percentage of New Vehicle Revenues Six Months Ended June 30,
	2005	2006	2005	2006
Brand (1)

Honda	15.4%	16.2%	15.3%	15.9%
BMW	13.4%	12.7%	13.8%	13.4%
Toyota	11.7%	13.5%	12.3%	12.9%
Mercedes	5.4%	9.3%	4.8%	9.3%
Cadillac	10.3%	8.6%	10.0%	8.5%
Ford	8.7%	8.1%	9.1%	8.3%
General Motors (2)	10.0%	8.1%	9.4%	8.0%
Lexus	7.2%	6.5%	7.1%	6.7%
Other Luxury (3)	2.3%	3.3%	2.3%	3.3%
Other (4)	2.7%	2.8%	2.6%	2.6%
Volvo	3.4%	2.5%	3.4%	2.5%
Nissan	2.1%	1.9%	2.2%	2.0%
Porsche	1.0%	1.4%	1.1%	1.4%
Hyundai	1.2%	1.3%	1.2%	1.2%
Acura	1.6%	1.1%	1.8%	1.2%
Audi	1.2%	0.9%	1.2%	1.0%
Chrysler (5)	1.6%	0.9%	1.5%	1.0%
Volkswagen	0.8%	0.9%	0.9%	0.8%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, income statement data reflects reclassifications to exclude additional franchises sold, identified for sale, or terminated subsequent to June 30, 2005 which had not been previously included in discontinued operations. See Note 1 to our accompanying financial statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Hummer, Infiniti, Jaguar, Land Rover, Maybach and Saab
(4)	Includes Isuzu, KIA, Mini, Scion and Subaru
(5)	Includes Chrysler, Dodge and Jeep

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to June 30, 2006. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

On July 19, 2006, we issued a press release describing charges recorded during the second quarter of 2006 in connection with the decision to exit certain facility leases and cancel various facility improvement projects, asset impairments and other asset write-offs, finance chargeback reserves, litigation matters and an adjustment of certain tax strategies. These charges are discussed in more detail in the respective areas under the subsequent heading “Results of Operations”. The amount and location of the charges in the accompanying condensed consolidated statements of income for the second quarter and the six month period ended June 30, 2006 are presented in the following table:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Continuing Operations					Loss from operations and sale of discontinued franchises	Total
	Finance, insurance and other revenue	Cost of sales	Selling, general and administrative expenses	Depreciation and amortization	Provision for income taxes
	(amounts in millions)
Real estate and other asset impairments / write-offs and lease exit costs	$0.4	$0.3	$8.1	$2.1	$—	$7.8	$18.7
Finance chargeback reserves	6.2	—	—	—	—	—	6.2
Legal accruals	—	—	1.2	—	—	0.5	1.7
Effective income tax rate adjustment	—	—	—	—	1.0	—	1.0

	$6.6	$0.3	$9.3	$2.1	$1.0	$8.3	$27.6

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

Revenues

New Vehicles:

	Second Quarter Ended		Units or $ Change	% Change	Six Months Ended		Units or $ Change	% Change
	6/30/2005	6/30/2006			6/30/2005	6/30/2006
New Vehicle Units
Same Store	38,272	39,028	756	2.0%	70,638	72,266	1,628	2.3%
Acquisitions	336	2,081	1,745		346	3,978	3,632

Total as Reported	38,608	41,109	2,501	6.5%	70,984	76,244	5,260	7.4%

New Vehicle Revenue (in thousands)
Same Store	$1,140,277	$1,163,389	$23,112	2.0%	$2,105,408	$2,184,755	$79,347	3.8%
Acquisitions	17,537	85,973	68,436		18,112	169,292	151,180

Total as Reported	$1,157,814	$1,249,362	$91,548	7.9%	$2,123,520	$2,354,047	$230,527	10.9%

New Vehicle Revenue per Unit
Same Store	$29,794	$29,809	$15	0.1%	$29,806	$30,232	$426	1.4%

New unit sales at our import dealerships increased by 1,691 units, or 6.6%, and 2,335 units, or 4.9%, respectively, for the second quarter and six month period ended June 30, 2006, as compared to the same periods last year. This improvement was consistent with the changes in the industry’s import new unit sales, which improved by 5.2% and 5.5%, respectively, over the same periods. Our top performing high-volume import brands during the second quarter and six month period ended June 30, 2006 were Toyota and Honda, which posted unit volume increases of 25.0% and 2.6% for the second quarter and 14.8% and 3.2% for the six month period, respectively. Our Toyota stores benefited from increased sales related to new and redesigned models. On the luxury import side, our Mercedes stores experienced significant improvements in unit volume, increasing by 25.3% and 16.3%, over the same periods. Our domestic new unit sales decreased by 935 units, or 7.3%, and 707 units, or 3.1%, respectively, over the same second quarter and six month period in 2005, which outperformed the industry’s domestic new unit sales decreases of 12.5% and 7.9% during the same periods. For the second quarter and six month period ended June 30, 2006, our Ford stores experienced the most significant improvement in new unit sales (excluding fleet) among our domestic brands, posting increases of 182 units, or 8.8%, and 264 units, or 6.7%, respectively. Of the remaining domestic brands, our GM (excluding Cadillac) stores experienced the largest decline in new unit sales volume (excluding fleet), decreasing by 15.5% and 13.0%, respectively, when compared to the same periods in 2005. These decreases can be attributed to the employee pricing strategy that was in place during the six month period ended June 30, 2005, which led to higher sales volume during that time period.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our import dealerships had an average price per unit increase of $543, or 1.8%, for the six month period ended June 30, 2006. This price increase was primarily due to the change in sales mix for the period compared to the same period in 2005. Our BMW, Honda and Mercedes stores experienced the most significant improvement in average price per unit, due to a greater percentage of sales coming from higher priced new and redesigned models. During the second quarter ended June 30, 2006, the average price per unit at our import dealerships remained relatively flat. Our domestic dealerships had an average new unit (excluding fleet) price increase of $250, or 0.8%, and $617, or 1.9%, respectively, for the second quarter and six month period ended June 30, 2006. In particular, our Cadillac stores benefited from the introduction of redesigned truck and SUV models. Of our remaining domestic brands, our Ford stores posted the most considerable increases in price per unit (excluding fleet), improving by 5.2% and 7.0%, respectively, as compared to the second quarter and six month period in 2005, due primarily to higher priced large trucks.

Used Vehicles:

	Second Quarter Ended		Units or $ Change	% Change	Six Months Ended		Units or $ Change	% Change
	6/30/2005	6/30/2006			6/30/2005	6/30/2006
Used Vehicle Units
Same Store	14,975	16,705	1,730	11.6%	29,541	31,742	2,201	7.5%
Acquisitions	77	755	678		85	1,428	1,343

Total as Reported	15,052	17,460	2,408	16.0%	29,626	33,170	3,544	12.0%

Used Vehicle Revenue (in thousands)
Same Store	$276,057	$317,563	$41,506	15.0%	$537,132	$600,100	$62,968	11.7%
Acquisitions	2,523	19,163	16,640		2,744	37,252	34,508

Total as Reported	$278,580	$336,726	$58,146	20.9%	$539,876	$637,352	$97,476	18.1%

Used Vehicle Revenue per Unit
Same Store	$18,435	$19,010	$575	3.1%	$18,183	$18,906	$723	4.0%

Used vehicle unit sales increased at both our import and domestic stores for the second quarter and six month period ended June 30, 2006. A portion of the unit increase was due to our introduction of a used vehicle retail strategy process at a number of our dealerships. Our import stores contributed the majority of the increase, posting improvements of 13.9% and 9.0%, respectively, as compared to last year. On a brand basis, our BMW dealerships experienced the most significant increase in used unit sales, increasing by 33.6% and 29.5%, respectively, over the same time periods. The increase in the average price per unit of 3.1% and 4.0% for the second quarter and six month period ended June 30, 2006 was mostly attributable to a favorable used vehicle pricing market compared to last year. Certified pre-owned vehicle (“CPO”) sales as a percentage of total used vehicle sales decreased from 50.2% to 45.9% during the second quarter and from 49.9% to 46.8% during the six month period ended June 30, 2006, as compared to the same periods in 2005. The decrease in CPO sales as a percentage of total used sales was partially offset by an increase in our value used vehicle category, which experienced increases as a percentage of total used volume over both the second quarter and six month period ended June 30, 2006.

Wholesale Vehicles:

	Second Quarter Ended		Units or $ Change	% Change	Six Months Ended		Units or $ Change	% Change
	6/30/2005	6/30/2006			6/30/2005	6/30/2006
Wholesale Vehicle Units
Same Store	13,798	12,427	(1,371)	(9.9)%	25,398	24,234	(1,164)	(4.6)%
Acquisitions	627	1,155	528		1,138	2,359	1,221

Total as Reported	14,425	13,582	(843)	(5.8)%	26,536	26,593	57	0.2%

Wholesale Vehicle Revenue (in thousands)
Same Store	$121,307	$112,361	$(8,946)	(7.4)%	$224,014	$225,029	$1,015	0.5%
Acquisitions	8,251	16,090	7,839		15,129	32,692	17,563

Total as Reported	$129,558	$128,451	$(1,107)	(0.9)%	$239,143	$257,721	$18,578	7.8%

Wholesale Revenue per Unit
Same Store	$8,792	$9,042	$250	2.8%	$8,820	$9,286	$466	5.3%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Higher revenues realized in the six month period ended June 30, 2006 were driven by an increase in price per unit of $466, or 5.3%, despite a 4.6% decline in unit volume. A portion of the wholesale unit decrease was due to the increase in used retail units (see “Used Vehicles” above). Wholesale pricing fluctuations followed those experienced in used retail sales and were consistent with the industry for both the second quarter and six month period ended June 30, 2006.

Parts, Service and Collision Repair (“Fixed Operations”):

	Second Quarter Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	6/30/2005	6/30/2006			6/30/2005	6/30/2006
Fixed Operations Revenue (in thousands)
Same Store	$236,560	$249,560	$13,000	5.5%	$461,964	$491,862	$29,898	6.5%
Acquisitions	4,284	23,886	19,602		4,677	48,532	43,855

Total as Reported	$240,844	$273,446	$32,602	13.5%	$466,641	$540,394	$73,753	15.8%

Strong customer pay increases of $11.5 million, or 8.8%, and $26.5 million, or 10.4%, respectively, during the second quarter and six month period ended June 30, 2006, were primarily responsible for the respective increases in Fixed Operations revenue. Import and luxury import brands drove the majority of these increases in customer pay revenue for the second quarter and six month period ended June 30, 2006. Our BMW, Honda, Toyota, Lexus, and Mercedes stores accounted for $8.5 million and $18.6 million of the customer pay revenue increases, over the same periods respectively. Warranty revenues also improved, increasing by $1.0 million, or 1.8%, and $1.1 million, or 1.0%, respectively, during the second quarter and six month period ended June 30, 2006, as compared to the same periods last year.

Finance, Insurance and Other (“F & I”):

	Second Quarter Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	6/30/2005	6/30/2006			6/30/2005	6/30/2006
Finance, Insurance and Other Revenue (in thousands)
Same Store	$44,537	$43,421	$(1,116)	(2.5)%	$84,605	$86,018	$1,413	1.7%
Acquisitions	1,616	2,334	718		3,014	5,706	2,692

Total as Reported	$46,153	$45,755	$(398)	(0.9)%	$87,619	$91,724	$4,105	4.7%

Total F&I Revenue per Unit
Same Store, Excluding
Fleet Units	$1,042	$991	$(51)	(4.9)%	$1,979	$1,964	$(15)	(0.8)%

An overall retail unit increase, as well as an increase in substantially all of our F&I categories, were responsible for the increase in F&I revenue for the six month period ended June 30, 2006, as compared to the same period last year. The decrease in F&I revenue for the second quarter ended June 30, 2006 and the decrease in F&I per unit over both periods can be mainly attributed to a $6.2 million increase in our allowance for estimated finance chargebacks that was recorded in the second quarter ended June 30, 2006 as a result of a change in estimate for this allowance.

Gross Profit and Gross Margins

The overall increase in the same store gross margin percentage for the six month period ended June 30, 2006 can be partly attributed to a change in revenue mix as shown in the table below. Specifically, we experienced increases in both our used vehicle and our Fixed Operations activities, which generate higher gross margins. For the three and six month periods ended June 30, 2006, the basis point increases experienced in our new vehicle gross margin rates can be attributed to the introduction of new models and the redesign of existing models by many of our brands.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Second Quarter Ended		Basis Point Change	Six Months Ended		Basis Point Change
	6/30/2005	6/30/2006		6/30/2005	6/30/2006
Revenues as a Percentage of Total Revenues
New Vehicles	62.7%	61.7%	(100)	61.7%	60.9%	(80)
Used Vehicles	15.2%	16.8%	160	15.7%	16.7%	100
Wholesale Vehicles	6.7%	6.0%	(70)	6.6%	6.3%	(30)
Fixed Operations	13.0%	13.2%	20	13.5%	13.7%	20
Finance, Insurance and Other	2.4%	2.3%	(10)	2.5%	2.4%	(10)

Total Revenues	100.0%	100.0%	—	100.0%	100.0%	—

The overall gross margin rates on our various revenue lines on a same store basis were as follows:

	Second Quarter Ended		Basis Point Change	Six Months Ended		Basis Point Change
	6/30/2005	6/30/2006		6/30/2005	6/30/2006
New Vehicles	7.3%	7.4%	10	7.3%	7.4%	10
Used Vehicles	10.5%	10.4%	(10)	10.7%	10.7%	—
Wholesale Vehicles	(0.3)%	(1.7)%	(140)	—	(0.8)%	(80)
Fixed Operations	49.7%	50.2%	50	49.6%	49.9%	30
Finance, Insurance and Other	100.0%	100.0%	—	100.0%	100.0%	—
Overall gross margin	15.1%	15.1%	—	15.4%	15.5%	10

Selling, General and Administrative Expenses (“SG&A”)

For the second quarter and six month period ended June 30, 2006, reported SG&A expenses increased $32.1 million, or 15.3%, and $61.3 million, or 15.0%, respectively, as compared to the same periods last year, due primarily to gross profit growth from both same store and acquisitions. As a percentage of gross profit, operating expenses increased 330 basis points and 120 basis points, respectively, for the second quarter and six month period ended June 30, 2006. These increases can be mainly attributed to a number of large expenses recorded in the six month period ended June 30, 2006. For the second quarter and six month period ended June 30, 2006, these large expenses included property and equipment impairment charges and other asset write-offs of $6.5 million and $6.9 million, respectively, which represent 210 and 110 basis point increases in SG&A as a percentage of gross profit, respectively. In addition, legal accruals of $1.8 million and $2.1 million were recorded during the second quarter and six month period, respectively, which represent 60 and 30 basis point increases in SG&A as a percentage of gross profit, respectively. Lease exit accruals of $1.6 million for the second quarter and six month period ended June 30, 2006, which represented 50 and 30 basis point increases in SG&A as a percentage of gross profit, respectively, were also recorded.

Same store advertising expense was relatively flat for both the second quarter and six month period ended June 30, 2006, as compared to the same periods last year. Same store compensation expense increased $4.5 million and $10.5 million over the same periods, respectively, mainly due to higher unit volume compared with last year. However, same store compensation expense decreased 10 basis points and 50 basis points, respectively, as a percentage of gross profit. Same store rent expense increased $3.1 million and $5.8 million, respectively, due to consumer-price-index increases on dealership leases and $0.6 million of the lease exit accruals discussed above. As a percentage of gross profit, same store rent expense increased 70 basis points and 50 basis points, over the same periods. Other expenses increased $0.3 million for the second quarter and decreased $0.5 million for the six month period ended June 30, 2006, as compared with the same periods in 2005. As a percentage of gross profit, other expenses decreased 50 basis points and 100 basis points, respectively, mainly due to lower bad debt expense, equipment rental and data processing.

Depreciation and Amortization

Reported depreciation and amortization expense increased for the second quarter and six month period ended June 30, 2006 over the comparable periods in 2005 by $3.2 million, or 89.7%, and $4.6 million, or 65.7%, respectively. These increases were due to acquisitions, the completion of leasehold improvement projects, other general capital expenditures and an adjustment to depreciation expense in the second quarter ended June 30, 2006. This adjustment to depreciation expense of $2.1 million was related to the re-classification of certain assets from other current assets – construction in progress to depreciable property and equipment based on strategic capital decisions which resulted in decisions not to sell these assets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Floor Plan

The weighted average floor plan interest rate for new vehicles incurred by continuing dealerships was 5.6% for the second quarter ended June 30, 2006, compared to 4.1% for the second quarter ended June 30, 2005, which increased new vehicle floor plan interest expense by $3.4 million. The average new vehicle floor plan notes payable balance from continuing dealerships increased to $1,109.2 million during the second quarter of 2006 from $867.9 million during the second quarter of 2005, resulting in increased new vehicle floor plan interest expense of $3.4 million.

The weighted average floor plan interest rate for new vehicles incurred by continuing dealerships was 5.5% for the six month period ended June 30, 2006, compared to 3.9% for the six month period ended June 30, 2005, which increased new vehicle floor plan interest expense by $6.9 million. The average new vehicle floor plan notes payable balance from continuing dealerships increased to $1,011.5 million during the six month period ended June 30, 2006 from $840.8 million during the six month period ended June 30, 2005, resulting in increased new vehicle floor plan interest expense of $4.7 million.

Our new vehicle floor plan interest expenses are substantially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against cost of sales upon the sale of the vehicle. During the second quarter and six month period ended June 30, 2006, our new vehicle floor plan interest exceeded the amounts we recognized in our income statement (for continuing dealerships) from floor plan interest assistance by $6.1 million and $10.2 million, respectively. Conversely, in the second quarter and six month period ended June 30, 2005, floor plan assistance exceeded new vehicle floor plan interest by $0.4 million and $0.3 million, respectively.

Our used floor plan facility, which is part of our new syndicated credit facility executed during the first quarter of 2006, bears interest at 1.125% above 30 day LIBOR (which was 5.33% at June 30, 2006). Interest expense on the used facility was approximately $1.7 million and $2.4 million for the second quarter and six month period ended June 30, 2006, respectively, compared to $0 in the same periods in 2005.

Interest Expense, Other

Interest expense, other for 2006 compared to 2005 is summarized in the table below:

	Second Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
	Increase/(decrease) (in millions)	Increase/(decrease) (in millions)
Interest rates –
• Increase in the average interest rate on our revolving credit facilities from 5.71% to 7.69% and from 5.52% to 7.48% for the three and six months ended June 30, 2006, respectively	$1.4	$2.6
• Savings related to the issuance of $160.0 million of 4.25% Convertible Notes	(0.8)	(1.6)

Debt balances –
• Decrease in debt balances	(1.0)	(0.1)

Other factors –
• Increase in capitalized interest	(0.2)	(0.4)
• Incremental interest savings related to floating to fixed interest rate swaps	(0.3)	(0.8)
• Incremental interest expense related to fixed to floating interest rate swaps	0.6	0.9
• Other, net	0.3	0.5

	$—	$1.1

Other Income/(Expense)

Other expense increased for the six month period ended June 30, 2006 due to expenses incurred in connection with the early pay-off of our $550.0 million revolving credit facility in the first quarter of 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The overall effective tax rates of 43.7% and 40.7% for the second quarter and six month period ended June 30, 2006, respectively, increased over the comparable prior period effective rate of 37.5% for both the second quarter and six month period ended June 30, 2005, primarily due to the adjustment of certain tax planning strategies. We expect the rate for the remainder of 2006 to be between 39.5% and 40.5%.

Loss From Discontinued Operations

The loss from operations and the sale of discontinued franchises increased in the second quarter and the six month period ended June 30, 2006 by $8.4 million and $11.9 million, respectively, from the comparable prior year periods primarily due to charges of $8.3 million recorded in the second quarter of 2006. These charges include $1.6 million related to the impairment of franchise assets, $2.3 million related to lease exit costs, $3.9 million related to the impairment of land balances and construction in progress projects and $0.5 million related to legal matters.

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

On February 17, 2006, we entered into a new four-year syndicated credit facility (the “New Credit Facility”) with 14 financial institutions, including three manufacturer-affiliated finance companies, providing for up to $1.2 billion in revolving credit and floor plan financing. The New Credit Facility replaces the Revolving Facility (which was terminated February 17, 2006) and a portion of our existing floor plan financing arrangements and extends the maturity of payments under those prior credit facilities from 2007 to 2010. Our New Credit Facility provides a $350.0 million revolving credit facility, a $700.0 million new vehicle inventory floor plan facility and a $150.0 million used vehicle inventory floor plan facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of the New Credit Facility.

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 5.8% and 4.2% for the second quarter ended June 30, 2006 and 2005, respectively, and 5.7% and 4.0% for the six month periods ended June 30, 2006 and 2005, respectively. In the second quarter ended June 30, 2006, we received approximately $12.4 million in manufacturer assistance, which was approximately $6.0 million less than the amount we paid for floor plan interest. In the six month period ended June 30, 2006, we received approximately $22.1 million in manufacturer assistance, which was approximately $10.9 million less than the amount we paid for floor plan interest. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of June 30, 2006.

The weighted average interest rate for our used vehicle floor plan facility (whose interest expense is allocated to discontinued and continuing operations) was 6.2% and 6.1% for the second quarter and six month period ended June 30, 2006, respectively.

Long-Term Debt and Credit Facilities

The Revolving Credit Facility: At June 30, 2006, our revolving credit facility (part of the New Credit Facility) had a borrowing limit of $350.0 million (the “Revolving Credit Facility”), subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $350.0 million at June 30, 2006). The amount available to be borrowed under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At June 30, 2006, we had $75.7 million in letters of credit outstanding and $204.1 million of borrowing availability.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2006, the outstanding balance and availability on our long-term debt and credit facilities were as follows (in millions):

	Interest Rate (1)	Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures February 2010)	LIBOR + 2.00%(2)	$70.2	$204.1
Senior Subordinated Notes (mature August 2013)	8.625%	$272.4	$—
5.25% Convertible Senior Subordinated Notes (mature May 2009) (3)	5.25%	$128.3	$—
4.25% Convertible Senior Subordinated Notes (mature November 2015 and are redeemable on or after October 2010) (3)	4.25%	$156.4	$—

Mortgage Facility:
Construction Loan (matures December 2007) (4)	LIBOR + 2.25%	$—	50.0
Permanent Loan (matures December 2012) (4)	LIBOR + 2.00%	$—	100.0

Notes Payable to a Finance Company (mature November 2015 through September 2016)	10.19%(5)	$29.1	$—

(1)	Six-month LIBOR was 5.59% at June 30, 2006.
(2)	Interest rate on the revolving Credit Facility is based on a performance - based grid that ranges from 1.75% to 2.75% above LIBOR.
(3)	Notes were not convertible at any time during the six months ended June 30, 2006.
(4)	Total combined borrowings under the Construction and Permanent Loans are limited to $100,000.
(5)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of June 30, 2006.

Dealership Acquisitions and Dispositions

In the six month period ended June 30, 2006, we acquired franchises for an aggregate purchase price of $78.3 million in cash, net of cash acquired, using cash from operations, borrowings under the Revolving Credit Facility and borrowings under floor plan notes payable. During the six month period ended June 30, 2006, the disposition of several franchises generated cash of $12.4 million.

Sale-Leaseback Transactions

During the six month period ended June 30, 2006, we sold $14.4 million in dealership facilities in sale-leaseback transactions. We have no continuing obligations under these arrangements other than lease payments.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the six month period ended June 30, 2006 were approximately $55.0 million, of which approximately $37.4 million related to the construction of new dealership facilities and collision repair centers. Once completed, these new dealership facilities and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the six month period ended June 30, 2006 expected to be sold within a year in sale-leaseback transactions or already sold in 2006 were $24.7 million. We do not expect any significant gains or losses from these sales. As of June 30, 2006, commitments for facilities construction projects totaled approximately $38.3 million. We expect $13.4 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

As of June 30, 2006, our Board of Directors had authorized our management to expend up to $185.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the six month period ended June 30, 2006,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

we repurchased 471,600 shares for approximately $12.0 million. This cash outflow was offset by proceeds received from the exercise of stock options under stock compensation plans of $11.8 million. As of July 28, 2006, we had $15.0 million remaining to repurchase shares under our Board authorization.

Dividends

During the second quarter of 2006, our Board of Directors approved a quarterly cash dividend of $0.12 per share for shareholders of record on June 15, 2006, which was paid on July 15, 2006. Subsequent to June 30, 2006, our Board of Directors approved a quarterly cash dividend of $0.12 per share for stockholders of record on September 15, 2006, which will be paid on October 15, 2006.

Cash Flows

For the six month period ended June 30, 2006, net cash used in operating activities was $113.3 million. This use of cash was comprised of cash outflows for inventories and floor plan notes payable - trade somewhat offset by a reduction of receivables. The large pay down of our notes payable-floor plan-trade was attributable to the refinancing of several of our new vehicle trade financing agreements with the non-trade syndicated new vehicle floor plan agreement in the first quarter of 2006. Net cash used in investing activities for the first six months of 2006 was $93.5 million, which consisted mostly of capital expenditures and dealership acquisitions, which was partially offset by proceeds received from dealership dispositions and sale-leaseback transactions. Net cash provided by financing activities for the six month period ended June 30, 2006 was $217.6 million, comprised mostly of the increase of floor plan notes payable – non-trade offset by net repayments on our Revolving Credit Facility.

We are currently evaluating strategic alternatives for our wholly owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”), which include selling Cornerstone or selling all or a portion of Cornerstone’s outstanding notes receivable. We anticipate that proceeds from either type of sale will be used to reduce our leverage. Cornerstone’s outstanding notes receivable at June 30, 2006 was $55.6 million, net of an allowance for credit losses of $8.6 million.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. See Note 9 to the accompanying condensed consolidated financial statements.

Future Liquidity Outlook

We believe our best source of liquidity for future growth remains cash flows generated from operations combined with the availability of borrowings under our new and used floor plan financing (or any replacements thereof) and the Revolving Credit Facility. Though uncertainties in the economic environment as well as uncertainties associated with geopolitical conflicts may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service, quarterly cash dividends and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly-traded debt securities, based on market conditions and other factors.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate notes payable–floor plan, New Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was $1,321.5 million at June 30, 2006. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of $7.3 million in the six month period ended June 30, 2006. Of the total change in interest expense, $5.4 million would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as an offset to inventory and charged against cost of sales when the associated inventory is sold. During the six month period ended June 30, 2006, the amounts we paid for floor plan interest expense for both our continuing and discontinued operations exceeded manufacturer floor plan assistance received by $10.9 million.

In addition to our variable rate debt, approximately 25% of our dealership facility lease agreements’ monthly lease payments fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

In order to reduce our exposure to market risks from fluctuations in interest rates, we had one interest rate swap agreement (the “Fixed Swap”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Fixed Swap matured June 6, 2006 and had a notional principal of $100.0 million. Under the terms of the Fixed Swap, we received interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and made interest payments at a fixed rate of 4.50%.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

Several of our Texas dealership subsidiaries have been named in three class action lawsuits brought against the Texas Automobile Dealers Association (“TADA”) and new vehicle dealerships in Texas that are members of the TADA. Approximately 630 Texas dealerships are named as defendants in two of the actions, and approximately 700 dealerships are named as defendants in the other action. The three six actions allege that since January 1994, Texas automobile dealerships have deceived customers with respect to a vehicle inventory tax and violated federal antitrust and other laws. In April 2002, in two actions, the Texas state court certified two classes of consumers on whose behalf the actions would proceed. The Texas Court of Appeals subsequently affirmed the trial court’s order of class certification in the state actions, and the Texas Supreme Court issued an order for the second time in September 2004 stating that it would not hear the merits of the defendant’s appeal on class certification. The federal trial court conditionally certified a class of consumers in the federal antitrust case, but on appeal by the defendant dealerships, the U.S. Court of Appeals for the Fifth Circuit reversed the certification of the plaintiff class in October 2004 and remanded the case back to the federal trial court for further proceedings not inconsistent with the Fifth Circuit’s ruling. The plaintiffs have appealed this ruling by the Fifth Circuit.

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

As of June 30, 2006, our total outstanding indebtedness was $1,898.2 million, including the following:

•	$70.2 million under a revolving credit facility;

•	$1,250.6 million under standardized secured new and used inventory floor plan facilities, including $150.7 million classified as liabilities associated with assets held for sale;

•	$128.3 million in 5.25% convertible senior subordinated notes due 2009 (the “5.25% Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $1.8 million;

•	$156.4 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “4.25% Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $3.6 million;

•	$272.4 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.6 million; and

•	$20.3 million of other secured debt, representing $24.1 million in aggregate principal amount plus unamortized premium of approximately $5.3 million and less $9.1 million for the fair value of fixed to variable interest rate swaps.

As of June 30, 2006, we had $204.1 million available for additional borrowings under a revolving credit facility. We also had $100.0 million available under a construction/mortgage credit facility for real estate acquisitions and new dealership construction. We also have significant additional capacity under the new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 5.25% Convertibles, 4.25% Convertibles and other debt instruments allow us to incur additional indebtedness, including secured indebtedness. Our revolving facility, up to $700.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $150.0 million in borrowing availability for used vehicle inventory floor plan financing are collectively referred to as our “2006 Credit Facility”.

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

During the three and six month periods ended June 30, 2006, approximately 76.5% and 76.3% of our new vehicle revenue was derived from the sale of new vehicles manufactured by Ford, Honda, General Motors (including Cadillac), BMW, Mercedes and Toyota. Our success depends to a great extent on these manufacturers’:

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

During 2005 and into 2006, the financial condition and operating results of both Ford and General Motors has deteriorated significantly. As of June 30, 2006, we owned 25 Ford owned franchises (including Volvo, Land Rover, Lincoln and Mercury) and 41 General Motors owned franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac), respectively. Should the financial condition and operating results of either Ford or General Motors continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by either Ford or General Motors could have a material adverse effect on our future results of operation, financial condition or cash flows.

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

The success of our dealerships depends in large part on the overall success of the vehicle lines they carry. New vehicle sales generate the majority of our total revenue and lead to sales of higher-margin products and services such as finance, insurance, vehicle protection products and other aftermarket products, and parts and service operations. Although we have sought to limit our dependence on any one vehicle brand and our parts and service operations and used vehicle sales may serve to offset some of this risk, we have focused our new vehicle sales operations in mid-line import and luxury brands.

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

General Risks Related to Investing in Our Securities

Concentration of voting power and anti-takeover provisions of our charter, bylaws, Delaware law and our dealer agreements may reduce the likelihood of any potential change of control.

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

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 16.7% and 16.2%, respectively, of our total revenues for the three and six month periods ended June 30, 2006. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

We may be subject to substantial withdrawal liability assessments in the future related to a multi-employer pension plan to which certain of our dealerships make contributions pursuant to collective bargaining agreements.

Seven of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists. The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our seven dealership subsidiaries are among approximately 120 automobile dealerships that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the Plan is forced to terminate and be assumed by the Pension Benefit Guaranty Corporation, the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in our Annual Report on Form 10-K for the year ended December 31, 2005 in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. A reduction in the amount of goodwill on our balance sheet will require us to record a non-cash impairment charge against our earnings for the period in which the impairment of goodwill occurred. This would have a material adverse impact on our earnings for that period.

Poor performance in one or more of our geographic divisions or a realignment of the dealerships which comprise each division could constitute events or changes in circumstances for purposes of determining whether the fair value of our goodwill has been reduced below the carrying amount. We would therefore be required to test our goodwill for impairment. As of June 30, 2006, our balance sheet reflected a carrying amount of approximately $1,175.6 million in goodwill (including goodwill classified as assets held for sale), which was allocated between three geographic reporting units. If the goodwill in any of our reporting units is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended June 30, 2006.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(Amounts in thousands, except per share amounts)
April 2006	143,600	$26.92	143,600	$21,884
May 2006	108,000	$25.84	108,000	$19,094
June 2006	165,000	$23.50	165,000	$15,216

Total	416,600	$25.29	416,600

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000

Total	$185,000

See Note 6 to our annual consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held April 20, 2006 Mr. O. Bruton Smith, Mr. Jeffrey C. Rachor, and Mr. William R. Brooks were voted on by Sonic’s stockholders. Directors whose terms of office continued after the meeting were B. Scott Smith, William P. Benton, H. Robert Heller, Robert L. Rewey, and William I. Belk. Mr. Thomas P. Capo did not stand for re-election as a director of Sonic.

	Votes For	Votes Withheld
Election of O. Bruton Smith	144,500,206	789,498
Election of Jeffrey C. Rachor	144,466,227	823,477
Election of William R. Brooks	144,379,379	910,325

In addition to the election of the three directors, the stockholders approved the appointment of Deloitte & Touche as Sonic’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Ratification of Deloitte & Touche as the independent registered public accounting firm	144,845,809	443,794	100	—

Item 6: Exhibits.

(a)	Exhibits:

Exhibit No.	Description
31.1	Certification of Mr. David P. Cosper pursuant to rule 13a – 14 (a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a – 14 (a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SONIC AUTOMOTIVE, INC.

Date: August 3, 2006	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 3, 2006	By:	/s/ David P. Cosper
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