Form 10-Q
period 2006-09-30
SONIC AUTOMOTIVE INC
filed 2006-11-01
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 27, 2006, there were 30,314,644 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
New vehicles	$1,194,962	$1,282,349	$3,348,788	$3,670,355
Used vehicles	296,073	324,482	847,542	977,487
Wholesale vehicles	131,409	126,438	375,266	388,759

Total vehicles	1,622,444	1,733,269	4,571,596	5,036,601
Parts, service and collision repair	251,654	281,328	727,694	829,891
Finance, insurance and other	49,570	53,064	138,434	146,228

Total revenues	1,923,668	2,067,661	5,437,724	6,012,720
Cost of sales	1,632,714	1,750,695	4,606,858	5,085,944

Gross profit	290,954	316,966	830,866	926,776
Selling, general and administrative expenses	220,039	236,766	636,750	714,979
Depreciation and amortization	4,243	5,688	11,455	17,399

Operating income	66,672	74,512	182,661	194,398
Other income / (expense):
Interest expense, floor plan	(8,600)	(15,523)	(25,119)	(43,709)
Interest expense, other, net	(11,787)	(10,481)	(33,593)	(33,415)
Other income / (expense), net	(10)	19	15	(647)

Total other expense	(20,397)	(25,985)	(58,697)	(77,771)

Income from continuing operations before income taxes	46,275	48,527	123,964	116,627
Provision for income taxes	17,676	19,420	46,731	46,642

Income from continuing operations	28,599	29,107	77,233	69,985
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(2,842)	(806)	(9,945)	(19,534)
Income tax benefit	1,047	307	3,632	7,427

Loss from discontinued operations	(1,795)	(499)	(6,313)	(12,107)

Net income	$26,804	$28,608	$70,920	$57,878

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.68	$0.69	$1.85	$1.65
Loss per share from discontinued operations	(0.04)	(0.01)	(0.15)	(0.28)

Earnings per share	$0.64	$0.68	$1.70	$1.37

Weighted average common shares outstanding	41,849	42,292	41,776	42,289

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.65	$0.66	$1.77	$1.59
Loss per share from discontinued operations	(0.04)	(0.01)	(0.14)	(0.26)

Earnings per share	$0.61	$0.65	$1.63	$1.33

Weighted average common shares outstanding	45,671	45,682	45,518	46,051

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2005	September 30, 2006 (Unaudited)
ASSETS
Current Assets:
Cash	$7,566	$22,664
Receivables, net	396,225	323,212
Inventories	1,016,457	921,299
Assets held for sale	73,837	145,706
Construction in progress and land expected to be sold in sale-leaseback transactions	95,131	48,039
Other current assets	27,484	27,170

Total current assets	1,616,700	1,488,090
Property and equipment, net	148,267	217,224
Goodwill, net	1,122,538	1,154,653
Other intangible assets, net	88,696	95,791
Other assets	49,300	40,006

Total assets	$3,025,501	$2,995,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Floor plan notes payable - trade	$579,022	$426,005
Floor plan notes payable - non-trade	410,296	533,433
Trade accounts payable	91,101	69,978
Accrued interest	17,378	15,321
Other accrued liabilities	167,060	197,329
Liabilities associated with assets held for sale - trade	45,953	56,582
Liabilities associated with assets held for sale - non-trade	6,937	37,522
Current maturities of long-term debt	2,747	3,013

Total current liabilities	1,320,494	1,339,183
Long-term debt	712,311	607,427
Other long-term liabilities	29,479	35,549
Deferred income taxes	132,419	130,600
Commitments and contingencies
Stockholders’ Equity:
Class A Common Stock; $.01 par value; 100,000,000 shares authorized; 40,561,149 shares issued and 29,945,785 shares outstanding at December 31, 2005; 41,417,141 shares issued and 30,303,177 shares outstanding at September 30, 2006	403	411
Class B Common Stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2005 and September 30, 2006	121	121
Paid-in capital	433,654	454,189
Retained earnings	542,374	584,858
Accumulated other comprehensive income	20	—
Deferred compensation related to stock-based compensation	(1,829)	—
Treasury Stock, at cost (10,615,364 Class A shares held at December 31, 2005 and 11,113,964 Class A shares held at September 30, 2006)	(143,945)	(156,574)

Total stockholders’ equity	830,798	883,005

Total liabilities and stockholders’ equity	$3,025,501	$2,995,764

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Deferred Compensation Related to Stock-Based Compensation	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	40,561	$403	12,029	$121	$(1,829)	$433,654	$542,374	$(143,945)	$20	$830,798
Comprehensive income:
Net income							57,878			57,878
Change in fair value of interest rate swap, net of tax benefit of $13									(20)	(20)

Total comprehensive income										57,858
Adoption of SFAS No. 123-R					1,829	(1,829)				—
Shares issued under stock compensation plans	856	8				12,985				12,993
Stock-based compensation expense						4,752				4,752
Income tax benefit associated with stock compensation plans						3,327				3,327
Income tax benefit associated with convertible note hedge						1,300				1,300
Dividends declared							(15,394)			(15,394)
Purchases of treasury stock								(12,629)		(12,629)

Balance at September 30, 2006	41,417	$411	12,029	$121	$—	$454,189	$584,858	$(156,574)	$—	$883,005

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2006
	As Restated (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,920	$57,878
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization of property and equipment	13,622	17,983
Provision for bad debt expense	7,366	7,628
Debt issue cost amortization	299	776
Debt discount / (premium) amortization, net	(69)	505
Deferred income taxes	—	(1,807)
Other amortization	15	579
Stock-based compensation expense	846	4,752
Income tax benefit associated with stock compensation plans	(975)	(3,327)
Equity interest in earnings of investee	(474)	(724)
Loss / (gain) on disposal of assets, including franchises	1,554	(2,804)
Impairment of property, equipment and franchise assets	1,531	13,145
Loss on exit of leased dealerships	550	5,099
Changes in assets and liabilities that relate to operations:
Receivables	52,174	67,497
Inventories	147,548	68,189
Other assets	(13,633)	12,384
Floor plan notes payable - trade	(145,386)	(142,388)
Trade accounts payable and other liabilities	(4,075)	2,822

Total adjustments	60,893	50,309

Net cash provided by operating activities	131,813	108,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(89,960)	(99,374)
Purchases of property and equipment	(51,126)	(81,083)
Proceeds from sales of property and equipment	13,648	32,441
Proceeds from sales of franchises	34,806	27,852
Distributions from equity investee	500	600

Net cash used in investing activities	(92,132)	(119,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facilities	499,336	721,215
Repayments on revolving credit facilities	(477,345)	(825,306)
Debt issuance cost	—	(2,776)
Net borrowings on floor plan notes payable - non-trade	(52,260)	145,020
Proceeds from long-term debt	158	—
Payments on long-term debt	(1,477)	(1,437)
Purchases of treasury stock	(4,935)	(12,629)
Income tax benefit associated with convertible note hedge	—	1,300
Income tax benefit associated with stock compensation plans	975	3,327
Issuance of shares under stock option and purchase plans	7,381	12,993
Dividends paid	(15,052)	(15,232)

Net cash (used in) provided by financing activities	(43,219)	26,475

NET INCREASE / (DECREASE) IN CASH	(3,538)	15,098
CASH, BEGINNING OF PERIOD	9,991	7,566

CASH, END OF PERIOD	$6,453	$22,664

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Increase/(Decrease) in accrual for purchases of property and equipment	$(1,957)	$2,599
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Restricted stock issuance	$651	$2,711
Restricted stock forfeiture	$(1,056)	$—
Dividends declared not paid	$5,051	$5,157
Long-term debt assumed in purchase of businesses	$—	$1,300
Floor plan - notes payable assumed in the purchase of businesses	$—	$8,701
Change in fair value of cash flow hedging instruments (net of tax expense of $707 and tax benefit of $13 for the nine months ended September 30, 2005 and 2006, respectively)	$1,106	$(20)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amount capitalized	$71,520	$90,155
Cash paid for income taxes	$23,190	$30,828

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited financial information for the third quarter and nine month period ended September 30, 2006 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2005, which were included in Sonic’s Annual Report on Form 10-K.

Reclassifications and Restatement – The statements of income for the third quarter and nine month period ended September 30, 2005 reflect reclassifications from the prior year presentation to include additional franchises sold and terminated or identified for sale subsequent to September 30, 2005 which had not been previously included in discontinued operations and exclude franchises which had been identified for sale as of September 30, 2005 but which Sonic subsequently decided to retain and operate as of September 30, 2006.

Certain cash flows in the accompanying condensed consolidated statement of cash flows for the nine month period ended September 30, 2005 have been restated as the correction of an error to comply with Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows.” Sonic’s previous policy was to classify all of the cash flow activities associated with floor plan notes payable as an operating activity in its statement of cash flows consistent with industry practice. As of December 31, 2005, Sonic classifies borrowings and repayments on floor plan notes payable for new vehicle inventory purchased from a manufacturer affiliated with floor plan lenders (floor plan notes payable – trade) as an operating activity. Borrowings and repayments on floor plan notes payable for new vehicle inventory purchased from a manufacturer unaffiliated with the floor plan lender (floor plan notes payable – non-trade) have been classified as a financing activity. This financing activity is shown net because these borrowings are due on demand from the floor plan lenders. In addition, Sonic’s previous policy was to net the purchase of new vehicle inventory and the associated repayment of the seller’s floor plan notes payable related to an acquisition within investing activities. Sonic now classifies the repayment of seller floor plan notes payable by Sonic’s floor plan lenders as an additional cost of dealership acquisitions within investing activities with the corresponding borrowing in financing activities. Similarly, repayments of notes payable floor plan related to the disposal of a franchise were netted within investing activities. Sonic now classifies the repayment of its floor plan notes payable by the purchaser’s floor plan lender as additional proceeds in investing activities with a corresponding repayment of floor plan notes payable – trade or non-trade as appropriate.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2005
(Dollars in thousands)
Net cash provided in operating activities as previously reported	$139,822
Reclassification of notes payable – floorplan – non-trade	2,532
Reclassification of notes payable – floor plan - trade related to acquisitions	7,431
Reclassification of notes payable – floorplan – trade related to dispositions	(16,671)
Other reclassifications	(1,301)

Net cash provided by operating activities, as restated	$131,813

Net cash used in investing activities as previously reported	$(78,129)
Reclassification of notes payable – floor plan related to acquisitions	(37,331)
Reclassification of notes payable – floor plan – trade related to dispositions	16,671
Reclassification of notes payable – floor plan – non-trade related to dispositions	6,157
Other reclassifications	500

Net cash used in investing activities, as restated	$(92,132)

Net cash used by financing activities as previously reported	$(65,231)
Reclassification of notes payable – floor plan – non-trade	(2,532)
Reclassification of notes payable – floor plan related to acquisitions	29,726
Reclassification of notes payable – floor plan – non-trade related to dispositions	(6,157)
Other reclassifications	975

Net cash provided by financing activities, as restated	$(43,219)

Additionally, Sonic has corrected its presentation within the condensed consolidated statement of cash flows related to borrowings and repayments under its revolving credit facilities. Such borrowings and repayments, which were formerly presented net, are now presented gross. This correction had no effect on total cash flows provided by financing activities.

Operating Lease Accruals – During the nine month period ended September 30, 2006, Sonic’s management decided to cease using several dealership properties which are leased under operating leases. Accordingly, operating lease exit accruals in the amount of $4.9 million were established in the nine month period ended September 30, 2006, all of which were recorded prior to the third quarter. Of the $4.9 million accrual established in the nine months ended September 30, 2006, $1.6 million was recorded in selling, general and administrative expenses and $3.3 million was recorded in discontinued operations. These operating lease accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these operating lease accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2005	$601
Lease exit expense	4,914
Payments	(395)

Balance, September 30, 2006	$5,120

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition – Amounts recorded as allowances for commission chargeback reserves were $12.9 million and $15.1 million at December 31, 2005 and September 30, 2006, respectively. During the second quarter ended June 30, 2006, Sonic recorded a $6.2 million increase in the allowance as a result of a change in the estimate of future chargebacks associated with finance commissions Sonic has received for originating third party loans for customers. This $6.2 million increase was recorded in finance, insurance and other revenue.

Accounts Receivable – During the third quarter ended September 30, 2006, notes receivable were sold from Sonic’s wholly owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”), to a third party for approximately $26.8 million. There was no material gain or loss from the sale. At September 30, 2006, Cornerstone had approximately $27.7 million of outstanding notes receivable remaining, net of an allowance for credit losses of $5.6 million.

Recent Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition. Sonic is currently evaluating the provisions of FIN No. 48, which will be effective for Sonic in the first quarter of 2007, and has not determined the impact on Sonic’s consolidated operating results, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for Sonic. Sonic is currently reviewing the provisions of SFAS No. 157 to determine the impact on its consolidated operating results, financial position and cash flows.

Also in September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of Sonic’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Sonic is currently evaluating the impact of adopting SAB 108 on its consolidated operating results, financial position and cash flows.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions – The aggregate purchase price for franchises acquired during the nine month period ended September 30, 2006 included approximately $99.4 million in cash, net of cash acquired, which was funded by cash from operations and borrowings under Sonic’s revolving credit facilities, and the assumption of notes payable – floor plan of $8.7 million and $1.3 million in other debt. The balance sheet as of September 30, 2006 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following:

•	$47.2 million of net assets relating to dealership operations;

•	$5.0 million of intangible assets representing rights acquired under franchise agreements;

•	$12.2 million of intangible assets representing favorable leases;

•	$45.0 million of goodwill, all of which is expected to be tax deductible;

•	$8.7 million of notes payable – floor plan; and

•	$1.3 million of notes payable to a finance company.

Dispositions – During the nine month period ended September 30, 2006, Sonic sold several franchises. These disposals generated cash of $27.9 million and resulted in net gains of $2.0 million and $2.2 million, which are included in discontinued operations in the statement of income for the third quarter and nine month period ended September 30, 2006, respectively. Sonic enters into certain guarantees and indemnifications in connection with franchise dispositions – see Note 9.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended September 30, 2006, Sonic decided to retain and operate seven franchises which were held for sale at June 30, 2006. This change was based on strategic decisions to retain the brands which the franchises represent and to maintain a presence in the markets in which the franchises are located. The results of operations for these franchises are included within continuing operations for the quarter and the nine month periods ended September 30, 2005 and 2006, in the accompanying condensed consolidated statements of income. There were no material gains or losses recorded in conjunction with the decision to retain these franchises.

At September 30, 2006, Sonic owned and operated 24 franchises identified to be held for sale. These franchises have been identified as held for sale because of unprofitable operations or other strategic considerations. These franchises are expected to be sold within one year from the date when the individual franchise was identified as held for sale. The operating results of these franchises are included in the loss from discontinued operations in Sonic’s statements of income. Assets to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in Sonic’s balance sheets, consist of the following:

	(Dollars in thousands)
	December 31, 2005	September 30, 2006
Inventories	$54,890	$105,279
Property and equipment, net	8,737	15,788
Goodwill	5,210	14,939
Franchise agreements	5,000	9,700

Assets held for sale	$73,837	$145,706

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues for franchises classified as discontinued operations were as follows:

	(Dollars in thousands)
	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	$292,300	$179,073	$898,464	$582,216

Property and equipment impairment expense of $0.5 million and $6.6 million was recorded during the third quarter and nine month period ended September 30, 2006, respectively, in loss from discontinued operations in connection with activities to sell the associated franchises. This impairment expense was recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises. Franchise asset impairment expense of $2.5 million was also recorded in the nine month period ended September 30, 2006. This expense was related to both revising the estimated fair value of franchises held for sale as of December 31, 2005 and the identification of other franchises to be sold during the nine month period ended September 30, 2006. There were no impairments of franchise assets in the quarter ended September 30, 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORIES

Inventories consist of the following:

	(Dollars in thousands)
	December 31, 2005	September 30, 2006
New vehicles	$801,116	$762,611
Used vehicles	150,040	136,646
Parts and accessories	56,660	58,550
Other	63,531	68,771

Subtotal	1,071,347	1,026,578
Less inventories classified as assets held for sale	(54,890)	(105,279)

Inventories	$1,016,457	$921,299

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(Dollars in thousands)
	December 31, 2005	September 30, 2006
Land	$31,871	$21,530
Building and improvements	101,702	126,607
Office equipment and fixtures	51,802	62,668
Parts and service equipment	38,059	43,486
Company vehicles	9,747	10,226
Construction in progress	79,488	92,304

Total, at cost	312,669	356,821
Less accumulated depreciation and amortization	(60,534)	(75,770)

Subtotal	252,135	281,051
Less assets held for sale	(8,737)	(15,788)
Less other current assets - construction in progress and land held for sale	(95,131)	(48,039)

Property and equipment, net	$148,267	$217,224

Other current assets – construction in progress held for sale represents dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. These assets have been classified as other current assets on Sonic’s balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic sold $17.7 million in dealership equipment and properties in sale-leaseback transactions during the nine month period ended September 30, 2006 which resulted in no material gains or losses. Sonic has no continuing involvement or obligations under these arrangements other than lease payments.

Impairment expense related to property and equipment of $3.6 million was recorded (all of which was recorded in the second quarter of 2006) in selling, general and administrative expenses during the nine month period ended September 30, 2006. This impairment expense was related to decisions to abandon several construction projects and current market information which indicated that the fair value of land parcels held for sale was less than the recorded value. See Note 2 for other property and equipment impairment charges related to discontinued operations.

An adjustment to depreciation expense of $2.1 million was recorded in the second quarter of 2006. This adjustment was related to the reclassification of certain assets from other current assets - construction in progress to depreciable property and equipment based on strategic capital decisions which resulted in decisions not to sell these assets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of franchise agreements and goodwill for the nine months ended September 30, 2006 were as follows:

	(Dollars in thousands)
	Franchise Agreements	Goodwill
Balance before assets held for sale classification, December 31, 2005	$89,700	$1,127,748
Amount classified as assets held for sale	(5,000)	(5,210)

Balance, December 31, 2005	84,700	1,122,538
Additions through current year acquisitions	5,000	45,050
Reductions from sales of franchises	(2,075)	(3,308)
Impairment expense (discontinued operations)	(2,525)	—
Prior acquisition allocations	(700)	102

Sub-total, September 30, 2006	84,400	1,164,382
Increase in amount classified as assets held for sale	(4,700)	(9,729)

Balance, September 30, 2006	$79,700	$1,154,653

Franchise agreements and definite life intangible assets ($16.1 million and $4.0 million at September 30, 2006 and December 31, 2005, respectively) are classified as other intangible assets, net on Sonic’s balance sheets except for the franchise agreements classified in assets held for sale.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(Dollars in thousands)
	December 31, 2005	September 30, 2006
$550 million revolving credit facility bearing interest at 2.55 percentage points above LIBOR	$131,746	$—
$350 million revolving credit facility bearing interest at 2.00 percentage points above LIBOR	—	27,655
Senior Subordinated Notes bearing interest at 8.625%, net of discount of $2,722 and $2,536, respectively	272,278	272,464
Convertible Senior Subordinated Notes bearing interest at 5.25%, net of discount of $2,063 and $1,635, respectively	128,037	128,465
Convertible Senior Subordinated Notes bearing interest at 4.25%, net of discount of $3,926 and $3,388, respectively	156,074	156,612
Notes payable to a finance company bearing interest from 9.52% to 10.52%, including premiums of $5,701 and $5,053, respectively	30,197	28,490
Fair value of fixed to variable interest rate swaps	(3,684)	(4,728)
Other notes payable	410	1,482

	715,058	610,440
Less: current maturities	(2,747)	(3,013)

Long-term debt	$712,311	$607,427

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neither of the conversion features on the 5.25% or 4.25% convertible senior subordinated notes were satisfied during the nine month period ended September 30, 2006. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of September 30, 2006.

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

Sonic currently has four stock compensation plans: the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”), the First America Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”), and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) (collectively, the “Stock Plans”).

The 2004 Plan and the 1997 Plan were adopted by the Board of Directors in order to attract and retain key personnel and currently authorize the issuance of options to purchase 2.0 million and 9.0 million shares of Class A common stock, respectively. Under the 2004 Plan and the 1997 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant. The 2004 Plan also authorizes the issuance of restricted stock. Restricted stock issued under the 2004 plan generally vests at the end of a three year term. The 2005 Formula Plan provides for grants of restricted stock to non-employee directors and restrictions on those shares generally expire one year from the date of grant. Individuals receiving restricted shares under both the 2005 Formula Plan and the 2004 Plan have voting rights and receive dividends on unvested shares. The First America Plan was assumed by Sonic in connection with the purchase of First America Automotive in 1999. Although Sonic does not issue stock-based awards under the First America Plan, options to purchase Sonic’s Class A common stock were outstanding under this plan during the nine month period ended September 30, 2006. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic will periodically buy back shares of Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)					(in years)	(in thousands)
Balance - December 31, 2005	5,531	$6.00	—	37.50	$19.12

Granted	641	23.94	—	26.42	25.40
Exercised	(810)	6.00	—	26.92	15.30		$8,755
Forfeited	(206)	12.41	—	37.50	25.60

Balance - September 30, 2006	5,156	$7.01	—	37.50	$20.23	6.3	$30,952

Exercisable	3,735	$7.01	—	37.50	$19.48	5.3	$21,957
Fair value of options vested in the nine month period ended September 30, 2006							$3,969

The weighted average fair value of options granted in the nine month period ended September 30, 2006 was $7.87 per share and was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	1.82 - 2.01%
Risk free interest rates	4.54 - 4.97%
Expected lives	3.5 - 5.0 years
Volatility	36.60%

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

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of $1.0 million and $3.4 million in the third quarter and nine month period ended September 30, 2006, respectively. Tax benefits recognized related to the compensation expenses were $0.4 million and $1.3 million for the third quarter and nine month period ended September 30, 2006, respectively. No compensation expense related to these plans was recorded in the nine month period ended September 30, 2005. The total compensation cost related to unvested options not yet recognized at September 30, 2006 was $6.9 million and is expected to be recognized over a weighted average period of 1.7 years. Sonic received $13.0 million in cash from the exercise of stock options during the nine month period ended September 30, 2006. Sonic’s tax benefit associated with these stock option exercises was $3.3 million during the nine month period ended September 30, 2006.

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2005	141	$21.66
Granted	150	24.27
Vested	(19)	21.96

Balance - September 30, 2006	272	$23.08

In the nine month period ended September 30, 2006, approximately 150,000 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s Board of Directors, executive officers and other key associates under the 2004 Plan. The awards of restricted shares to directors were made pursuant to the 2005 Formula Plan and vest the day before the next anuual meeting of Sonic’s stockholders. The awards to executive officers and other key associates were made in connection with establishing the objective performance criteria for 2006 incentive compensation and cliff-vest in three years. The shares and units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2006 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer and other key associates. These awards are generally subject to the same restrictions and rights as the shares of restricted stock granted to certain executive officers in 2004 and 2005, except that the restricted stock units do not have voting rights and that dividends on the restricted stock units are paid to the holders in the year subsequent to the dividend declarations. Sonic recognized compensation expense within selling, general and administrative expenses related to unvested restricted stock and restricted stock units of $0.5 million and $1.4 million in the third quarter and nine month period ended September 30, 2006, respectively, and $0.1 million and $0.8 million in the third quarter and nine month period ended September 30, 2005. Tax benefits recognized related to the compensation expenses were nearly zero and $0.3 million for the third quarter and nine month period ended September 30, 2005, and $0.2 million and $0.5 million for the third quarter and nine month period ended September 30, 2006, respectively. Total compensation cost related to unvested restricted stock not yet recognized at September 30, 2006 was $3.1 million and is expected to be recognized over a weighted average period of 1.6 years.

SONIC AUOTMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS No. 123(R), Sonic accounted for stock option grants under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost was recorded in the accompanying financial statements for periods prior to January 1, 2006. Using the Black-Scholes option pricing model for all options granted, the following table illustrates what net income and earnings per share would have been if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the third quarter and nine month period ended September 30, 2005:

	(Dollars in thousands except per share amounts)
	Third Quarter Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income as reported	$26,804	$70,920
Fair value compensation cost, net of tax benefits of $810 for the quarter ended September 30, 2005 and $2,656 for the nine months ended September 30, 2005	(1,311)	(4,371)

Pro forma net income	$25,493	$66,549

Basic earnings per share:
Earnings as reported	$0.64	$1.70
Fair value compensation cost, net of tax benefit	(0.03)	(0.11)

Pro forma earnings per share	$0.61	$1.59

Diluted earnings per share:
Earnings as reported	$0.61	$1.63
Fair value compensation cost, net of tax benefit	(0.03)	(0.09)

Pro forma earnings per share	$0.58	$1.54

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following tables illustrate the dilutive effect of such items:

	Third Quarter Ended September 30, 2005
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	41,849	$28,599	$0.68	$(1,795)	$(0.04)	$26,804	$0.64
Effect of Dilutive Securities:
5.25% contingently convertible debt	2,776	1,100		48		1,148
Stock Compensation Plans	1,046

Diluted Earnings (Loss) Per Share	45,671	$29,699	$0.65	$(1,747)	$(0.04)	$27,952	$0.61

	Third Quarter Ended September 30, 2006
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	42,292	$29,107	$0.69	$(499)	$(0.01)	$28,608	$0.68
Effect of Dilutive Securities:
4.25% contingently convertible debt	—
5.25% contingently convertible debt	2,776	1,085		43		1,128
Stock Compensation Plans	614

Diluted Earnings (Loss) Per Share	45,682	$30,192	$0.66	$(456)	$(0.01)	$29,736	$0.65

	Nine Months Ended September 30, 2005
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	41,776	$77,233	$1.85	$(6,313)	$(0.15)	$70,920	$1.70
Effect of Dilutive Securities:
5.25% contingently convertible debt	2,776	3,299		174		3,473
Stock Compensation Plans	966

Diluted Earnings (Loss) Per Share	45,518	$80,532	$1.77	$(6,139)	$(0.14)	$74,393	$1.63

	Nine Months Ended September 30, 2006
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in Thousands Except Per Share Amounts)
Basic Earnings (Loss) Per Share	42,289	$69,985	$1.65	$(12,107)	$(0.28)	$57,878	$1.37
Effect of Dilutive Securities:
4.25% contingently convertible debt	184
5.25% contingently convertible debt	2,776	3,211		131		3,342
Stock Compensation Plans	802

Diluted Earnings (Loss) Per Share	46,051	$73,196	$1.59	$(11,976)	$(0.26)	$61,220	$1.33

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the stock options included in the table above, options to purchase 1.8 million and 2.0 million shares of Class A common stock were outstanding during the nine month periods ended September 30, 2005 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

9. CONTINGENCIES

Legal Proceedings:

Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and Sonic’s Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. Sonic intends to continue its vigorous defense of this lawsuit, including the aforementioned appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2005 and September 30, 2006 were $3.5 million and $2.9 million, respectively, in reserves that Sonic has provided for pending proceedings.

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

In connection with franchise dispositions, certain Sonic dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of September 30, 2006 was approximately $100.0 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum total exposure associated with these general indemnifications to all of such buyers was approximately $28.1 million at September 30, 2006. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Overview

We are one of the largest automotive retailers in the United States. As of October 27, 2006, we owned dealership subsidiaries that operated 173 dealership franchises, representing 37 different brands of cars and light trucks at 150 locations, and 37 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our automotive customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term vehicle sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the third quarters and nine month periods ended September 30, 2005 and 2006:

	Percentage of New Vehicle Revenues Third Quarter Ended September 30,		Percentage of New Vehicle Revenues Nine Months Ended September 30,
	2005	2006	2005	2006
Brand (1)

Honda	16.5%	16.0%	15.6%	15.8%
Toyota	12.0%	13.9%	12.1%	13.1%
BMW	14.0%	12.3%	13.9%	13.0%
Mercedes	7.1%	8.9%	5.7%	9.2%
Cadillac	8.6%	8.7%	9.5%	8.6%
General Motors (2)	8.8%	8.2%	9.3%	8.2%
Ford	7.4%	7.8%	8.4%	8.0%
Lexus	7.2%	6.6%	7.1%	6.6%
Volvo	2.8%	2.7%	3.2%	2.6%
Nissan	2.3%	1.8%	2.2%	1.9%
Hyundai	1.5%	1.8%	1.5%	1.6%
Audi	1.5%	1.5%	1.6%	1.4%
Porsche	1.0%	1.1%	1.1%	1.3%
Acura	1.6%	1.1%	1.7%	1.2%
Chrysler (3)	1.6%	1.0%	1.5%	1.0%
Volkswagen	0.9%	0.9%	0.8%	0.9%
Other Luxury (4)	2.6%	2.9%	2.4%	3.2%
Other (5)	2.6%	2.8%	2.4%	2.4%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, income statement data reflects reclassifications to exclude additional franchises sold, identified for sale, or terminated subsequent to September 30, 2005 which had not been previously included in discontinued operations. See Note 1 to our accompanying financial statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Hummer, Infiniti, Jaguar, Land Rover, Maybach and Saab
(5)	Includes Isuzu, KIA, Mini, Scion and Subaru

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to September 30, 2006. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

On July 19, 2006, we issued a press release describing charges recorded during the second quarter of 2006 in connection with the decision to exit certain facility leases and cancel various facility improvement projects, asset impairments and other asset write-offs, finance chargeback reserves, litigation matters and an adjustment of certain tax strategies. These charges are discussed in more detail in the respective areas under the subsequent heading “Results of Operations” when discussing results for the nine month period ended September 30, 2006. The amount and location of the charges in the accompanying condensed consolidated statements of income for the nine month period ended September 30, 2006 are presented in the following table:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Continuing Operations
	Finance, insurance and other revenue	Cost of sales	Selling, general and administrative expenses	Depreciation and amortization	Provision for income taxes	Loss from operations and sale of discontinued franchises	Total
Real estate and other asset impairments/write-offs and lease exit costs	$0.4	$0.3	$8.1	$2.1	$—	$7.8	$18.7
Finance chargeback reserves	6.2	—	—	—	—	—	6.2
Legal accruals	—	—	1.2	—	—	0.5	1.7
Effective income tax rate adjustment	—	—	—	—	1.0	—	1.0

	$6.6	$0.3	$9.3	$2.1	$1.0	$8.3	$27.6

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

Revenues

New Vehicles:

			Units or $ Change	% Change			Units or $ Change	% Change
	Third Quarter Ended				Nine Months Ended
	9/30/2005	9/30/2006			9/30/2005	9/30/2006
New Vehicle Units
Same Store	39,863	40,334	471	1.2%	111,400	113,603	2,203	2.0%
Acquisitions	—	1,564	1,564		380	5,609	5,229

Total as Reported	39,863	41,898	2,035	5.1%	111,780	119,212	7,432	6.6%

New Vehicle Revenue (in thousands)
Same Store	$1,194,962	$1,229,556	$34,594	2.9%	$3,329,729	$3,446,375	$116,646	3.5%
Acquisitions	—	52,793	52,793		19,059	223,980	204,921

Total as Reported	$1,194,962	$1,282,349	$87,387	7.3%	$3,348,788	$3,670,355	$321,567	9.6%

New Vehicle Revenue per Unit
Same Store	$29,977	$30,484	$507	1.7%	$29,890	$30,337	$447	1.5%

New unit sales at our import dealerships increased by 288 units, or 1.0%, and 2,782 units, or 3.6%, respectively, for the third quarter and nine month periods ended September 30, 2006, as compared to the same periods last year. This improvement was consistent with the changes in the industry’s import new unit sales, which improved by 3.7% and 4.9%, respectively, over the same periods. Our top performing high-volume import brand during the third quarter and nine month periods ended September 30, 2006 was Toyota, which posted a unit volume increase of 21.8% for the third quarter and 17.3% for the nine month period, respectively. Our Toyota stores benefited from increased sales due to improved customer demand related to more fuel efficient and higher quality vehicles. On the luxury import side, our Mercedes stores experienced significant improvements in unit volume, increasing by 7.2% and 11.7%, over the third quarter and nine month periods ended September 30, 2005, respectively.

Our domestic new unit sales increased by 183 units, or 1.6%, and decreased by 579 units, or 1.7%, respectively, over the same third quarter and nine month periods, which outperformed the industry’s domestic new unit sales decreases of 13.6% and 9.9% during the same periods. Strong fleet sales at our domestic stores offset significant declines in new retail volume. Fleet unit volume at these stores increased by 20.2% and 8.8% for the third quarter and nine month periods ended September 30, 2006, respectively. For the third quarter and nine month periods ended September 30, 2006, our Ford stores experienced the most significant improvement in new unit sales among our domestic brands, posting increases of 364 units, or 9.1%, and 464 units, or 3.6%, respectively. Of the remaining domestic brands, our GM (excluding Cadillac) stores experienced a 1.2% increase in new unit sales volume for the third quarter ended September 30, 2006, and a 3.4% decrease for the nine month period ended September 30, 2006, when compared to the same periods in 2005. However, fleet unit volume at our GM (excluding Cadillac) stores increased by 30.9% and 20.0% over the same periods, respectively. The decreases in new retail volume can be attributed to both an overall industry decline and the employee pricing strategy that was in place during a majority of the nine month period ended September 30, 2005, which led to higher sales volume at our GM stores during 2005.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our import dealerships had an average price per unit increase of $318, or 1.0%, and $446, or 1.5%, respectively, for the third quarter and nine month periods ended September 30, 2006. These price increases were primarily due to the change in sales mix for the periods compared to the same periods in 2005. Our Honda, BMW and Mercedes stores experienced the most significant improvement in average price per unit, mainly due to normal market increases. In addition, our Mercedes stores benefited from a greater percentage of sales coming from higher priced new and redesigned models.

Our domestic dealerships had an average new unit price increase of $979, or 3.4%, and $395, or 1.4%, for the third quarter and nine month periods ended September 30, 2006, respectively. These unit price increases were driven entirely by new retail price per unit at our domestic stores, which posted increases of 7.4% and 3.8% for the same three and nine month periods, respectively. Fleet unit prices at our domestic stores were down over both periods, when compared to the same periods in 2005. In addition, our Cadillac and Ford stores posted the most considerable increases in unit price, improving by 4.4% and 5.9% for the third quarter, respectively, and 1.5% and 3.3% for the nine month period, respectively, as compared to the same periods in 2005. The increases in price per unit posted by our domestic stores in the third quarter can be attributed to the sale of higher priced large trucks and sport utility vehicles.

Used Vehicles:

	Third Quarter Ended		Units or $ Change	% Change	Nine Months Ended		Units or $ Change	% Change
	9/30/2005	9/30/2006			9/30/2005	9/30/2006
Used Vehicle Units
Same Store	16,409	16,777	368	2.2%	46,593	49,401	2,808	6.0%
Acquisitions	—	662	662		85	2,090	2,005

Total as Reported	16,409	17,439	1,030	6.3%	46,678	51,491	4,813	10.3%

Used Vehicle Revenue (in thousands)
Same Store	$296,073	$310,131	$14,058	4.7%	$844,798	$925,885	$81,087	9.6%
Acquisitions	—	14,351	14,351		2,744	51,602	48,858

Total as Reported	$296,073	$324,482	$28,409	9.6%	$847,542	$977,487	$129,945	15.3%

Used Vehicle Revenue per Unit
Same Store	$18,043	$18,485	$442	2.4%	$18,131	$18,742	$611	3.4%

Used vehicle unit sales increased at both our import and domestic stores for both the third quarter and nine month periods ended September 30, 2006. A large portion of the unit improvement was due to the introduction of a used vehicle retail strategy at an increasing number of our dealerships which enabled us to increase unit sales despite industry declines for the third quarter of 2006 of 23.4% as compared to the prior year quarter. The overall increase in the average price per unit of 2.4% and 3.4% for the third quarter and nine month periods ended September 30, 2006, respectively, was mostly attributable to favorable pricing in the used vehicle market compared to last year. Certified pre-owned vehicle (“CPO”) sales as a percentage of total used vehicle sales decreased from 50.6% to 43.8% during the third quarter and from 50.0% to 45.5% during the nine month period ended September 30, 2006, as compared to the same periods in 2005. The decrease in CPO sales as a percentage of total used sales was offset by an increase in our value used vehicle category (vehicles retailed for $12,000 or less), which experienced increases as a percentage of total used volume over both the third quarter and nine month periods ended September 30, 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Vehicles:

	Third Quarter Ended		Units or $ Change	% Change	Nine Months Ended		Units or $ Change	% Change
	9/30/2005	9/30/2006			9/30/2005	9/30/2006
Wholesale Vehicle Units
Same Store	14,618	13,302	(1,316)	(9.0)%	40,623	38,168	(2,455)	(6.0)%
Acquisitions	621	1,094	473		1,759	3,453	1,694

Total as Reported	15,239	14,396	(843)	(5.5)%	42,382	41,621	(761)	(1.8)%

Wholesale Vehicle Revenue (in thousands)
Same Store	$123,576	$112,883	$(10,693)	(8.7)%	$352,303	$342,511	$(9,792)	(2.8)%
Acquisitions	7,833	13,555	5,722		22,963	46,248	23,285

Total as Reported	$131,409	$126,438	$(4,971)	(3.8)%	$375,266	$388,759	$13,493	3.6%

Wholesale Revenue per Unit
Same Store	$8,454	$8,486	$32	0.4%	$8,673	$8,974	$301	3.5%

Lower revenues realized in both the third quarter and nine month periods ended September 30, 2006 were driven by declines in unit volume of 9.0% and 6.0%, respectively. These decreases in unit volume can be partly attributed to our increased focus on value used vehicles (see “Used Vehicles” above). Wholesale pricing fluctuations followed those experienced in used retail sales and were consistent with the industry for both the third quarter and nine month periods ended September 30, 2006.

Parts, Service and Collision Repair (“Fixed Operations”):

	Third Quarter Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	9/30/2005	9/30/2006			9/30/2005	9/30/2006
Fixed Operations Revenue (in thousands)
Same Store	$251,497	$264,310	$12,813	5.1%	$722,860	$764,342	$41,482	5.7%
Acquisitions	157	17,018	16,861		4,834	65,549	60,715

Total as Reported	$251,654	$281,328	$29,674	11.8%	$727,694	$829,891	$102,197	14.0%

Strong customer pay increases of $11.6 million, or 10.1%, and $32.2 million, or 9.6%, respectively, during the third quarter and nine month period ended September 30, 2006, were primarily responsible for the respective increases in Fixed Operations revenue. Import and luxury import brands drove the majority of these increases in customer pay revenue for the third quarter and nine month period ended September 30, 2006. Our BMW, Honda, Toyota, Lexus, and Mercedes stores accounted for $10.2 million and $26.3 million of the customer pay revenue increases, over the same periods, respectively. Warranty revenues decreased by $3.2 million, or 5.9%, and $2.9 million, or 1.9%, respectively, during the third quarter and nine month period ended September 30, 2006, as compared to the same periods last year.

Finance, Insurance and Other (“F & I”):

	Third Quarter Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	9/30/2005	9/30/2006			9/30/2005	9/30/2006
Finance, Insurance and Other Revenue (in thousands)
Same Store	$48,467	$50,616	$2,149	4.4%	$134,539	$138,239	$3,700	2.8%
Acquisitions	1,103	2,448	1,345		3,895	7,989	4,094

Total as Reported	$49,570	$53,064	$3,494	7.0%	$138,434	$146,228	$7,794	5.6%

F&I revenue increased in the third quarter and nine month period ended September 30, 2006, primarily due to an increase in new and used retail units and improved penetration of finance and service contracts. The revenue increase for the nine month period ended September 30, 2006 was slightly offset by a $6.2 million increase in our allowance for estimated finance chargebacks that was recorded in the second quarter ended June 30, 2006 as a result of a change in estimate for this allowance.

Gross Profit and Gross Margins

The overall increase in the same store gross margin percentage for both the third quarter and nine month periods ended September 30, 2006 can be partly attributed to a change in revenue mix as shown in the table below. Specifically, we experienced increases in our Fixed Operations activities, which generate higher gross margins. For the three and nine month periods ended September 30, 2006, the basis point increases experienced in our new vehicle gross margin rates can be attributed to both our increase in Toyota sales volume, as well as higher truck margins at our domestic stores. The basis point decreases experienced in our used vehicle gross margin rates for the third quarter and nine month periods ended September 30, 2006 can be attributed to the mix of vehicles retailed.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Third Quarter Ended		Basis Point Change	Nine Months Ended		Basis Point Change
	9/30/2005	9/30/2006		9/30/2005	9/30/2006
Revenues as a Percentage of Total Revenues
New Vehicles	62.4%	62.5%	10	61.8%	61.4%	(40)
Used Vehicles	15.5%	15.8%	30	15.7%	16.5%	80
Wholesale Vehicles	6.5%	5.7%	(80)	6.5%	6.1%	(40)
Fixed Operations	13.1%	13.4%	30	13.4%	13.6%	20
Finance, Insurance and Other	2.5%	2.6%	10	2.6%	2.4%	(20)

Total Revenues	100.0%	100.0%	—	100.0%	100.0%	—

The overall gross margin rates on our various revenue lines on a same store basis were as follows:
	Third Quarter Ended		Basis Point Change	Nine Months Ended		Basis Point Change
	9/30/2005	9/30/2006		9/30/2005	9/30/2006
New Vehicles	7.1%	7.3%	20	7.2%	7.4%	20
Used Vehicles	10.7%	9.8%	(90)	10.7%	10.3%	(40)
Wholesale Vehicles	(1.2)%	(1.6)%	(40)	(0.4)%	(1.0)%	(60)
Fixed Operations	49.4%	49.8%	40	49.5%	49.8%	30
Finance, Insurance and Other	100.0%	100.0%	—	100.0%	100.0%	—
Overall gross margin	15.0%	15.3%	30	15.3%	15.4%	10

Selling, General and Administrative Expenses (“SG&A”)

For the third quarter and nine month periods ended September 30, 2006, reported SG&A expenses increased by $16.7 million, or 7.6%, and $78.2 million, or 12.3%, respectively, as compared to the same periods last year, due primarily to gross profit growth from both same store and acquisitions. As a percentage of reported gross profit, operating expenses decreased 90 basis points and increased 50 basis points for the third quarter and nine month period ended September 30, 2006, respectively. The increase for the nine month period can be attributed to a number of large expenses recorded in the second quarter of 2006. For the nine month period ended September 30, 2006, these large expenses included property and equipment impairment charges and other asset write-offs of $6.9 million, which represents an 80 basis point increase in SG&A as a percentage of gross profit. In addition, legal accruals of $2.1 million were recorded during the nine month period, which represents a 20 basis point increase in SG&A as a percentage of gross profit. Lease exit accruals of $1.6 million for the nine month period ended September 30, 2006, which represented a 20 basis point increase in SG&A as a percentage of gross profit, were also recorded.

Same store advertising expense increased by $0.7 million, or 4.6%, and $0.6 million, or 1.5%, for the third quarter and nine month periods ended September 30, 2006, respectively, as compared to the same periods last year. Same store compensation expense increased $0.9 million and $11.4 million over the same periods, respectively, mainly due to higher unit volume compared with last year. Nevertheless, over the same three and nine month periods, same store compensation expense decreased 140 basis points and 70 basis points, respectively, as a percentage of gross profit. Same store rent expense increased $2.6 million and $8.4 million compared to the quarter and the nine month period ended September 30, 2005, respectively, due to consumer-price-index increases on dealership leases and a portion of the lease exit accruals discussed above. As a percentage of gross profit, same store rent expense increased 40 basis points, over both the three and nine month periods. Other expenses decreased $0.2 million and $0.7 million for the third quarter and nine month periods ended September 30, 2006, respectively, as compared with the same periods in 2005. As a percentage of gross profit, other expenses decreased 70 basis points and 90 basis points, respectively, mainly due to lower bad debt expense, data processing and equipment rental.

Depreciation and Amortization

Reported depreciation and amortization expense increased for the third quarter and nine month period ended September 30, 2006 over the comparable periods in 2005 by $1.4 million, or 34.1%, and $5.9 million, or 51.9%, respectively. These increases were due to acquisitions, the completion of leasehold improvement projects and other general capital expenditures for the three and nine month periods ended September 30, 2006, as well as an adjustment to depreciation expense in the second quarter ended June 30, 2006 that affected the nine month period. This adjustment to depreciation expense of $2.1 million was related to the re-classification of certain assets from other current assets – construction in progress to depreciable property and equipment based on strategic capital decisions which resulted in decisions not to sell these assets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Floor Plan

The weighted average floor plan interest rate for new vehicles incurred by continuing dealerships was 6.3% for the third quarter ended September 30, 2006, compared to 4.6% for the third quarter ended September 30, 2005, which increased new vehicle floor plan interest expense by $3.2 million. The average new vehicle floor plan notes payable balance from continuing dealerships increased to $881.6 million during the third quarter of 2006 from $744.6 million during the third quarter of 2005, resulting in increased new vehicle floor plan interest expense of $2.2 million.

The weighted average floor plan interest rate for new vehicles incurred by continuing dealerships was 5.8% for the nine month period ended September 30, 2006, compared to 4.1% for the nine month period ended September 30, 2005, which increased new vehicle floor plan interest expense by $10.3 million. The average new vehicle floor plan notes payable balance from continuing dealerships increased to $919.2 million during the nine month period ended September 30, 2006 from $811.9 million during the nine month period ended September 30, 2005, resulting in increased new vehicle floor plan interest expense of $4.7 million.

Our new vehicle floor plan interest expenses are somewhat offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against cost of sales upon the sale of the vehicle. During the third quarter and nine month period ended September 30, 2006, our new vehicle floor plan interest exceeded the amounts we recognized in our income statement (for continuing dealerships) from floor plan interest assistance by $5.9 million and $16.1 million, respectively. Conversely, in the third quarter and nine month period ended September 30, 2005, floor plan assistance exceeded new vehicle floor plan interest by $0.2 million and $0.6 million, respectively.

Our used vehicle floor plan facility, which is part of our new syndicated credit facility executed during the first quarter of 2006, bears interest at 1.125% above 30 day LIBOR (which was 5.3% at September 30, 2006). Interest expense on the used facility was approximately $1.5 million and $3.6 million for the third quarter and nine month period ended September 30, 2006, respectively, compared to $0 in the same periods in 2005.

Interest Expense, Other

Interest expense, other for 2006 compared to 2005 is summarized in the table below:

	Third Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
	Increase/(decrease) (in millions)	Increase/(decrease) (in millions)
Interest rates –
• Increase in the average interest rate on our revolving credit facilities from 6.1% to 8.5% and from 5.7% to 7.4% for the third quarter and nine month period ended September 30, 2006, respectively	$1.7	$3.3
• Savings related to the issuance of $160.0 million of 4.25% Convertible Notes	(1.0)	(2.0)

Debt balances –
• Decrease in debt balances	(1.8)	(1.5)

Other factors –
• Increase in capitalized interest	(0.6)	(0.9)
• Incremental interest savings related to floating to fixed interest rate swaps	(0.3)	(1.2)
• Incremental interest expense related to fixed to floating interest rate swaps	0.4	1.3
• Other, net	0.3	0.8

	$(1.3)	$(0.2)

Other Income/(Expense)

Other expense increased for the nine month period ended September 30, 2006 primarily due to expenses incurred in connection with the early pay-off of our $550.0 million revolving credit facility in the first quarter of 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The overall effective tax rates of 40.1% and 40.4% for the third quarter and nine month period ended September 30, 2006, respectively, increased over the comparable prior period effective rates of 38.3% and 37.8% for the third quarter and nine month period ended September 30, 2005, primarily due to the adjustment of certain tax planning strategies. We expect the rate for the remainder of 2006 to be between 39.5% and 40.5% and to return to more historical levels in 2007.

Loss From Discontinued Operations

The loss from operations and the sale of discontinued franchises decreased by $1.3 million in the third quarter ended September 30, 2006 and increased in the nine month period ended September 30, 2006 by $5.8 million compared to the prior year periods. The decrease in the third quarter was primarily due to gains on the disposal of dealerships during the quarter. The increase in the nine month period was primarily due to recording $9.0 million in impairment charges. These charges include $1.6 million related to the impairment of franchise assets, $2.3 million related to lease exit costs, $4.4 million related to the impairment of land balances and construction in progress projects and $0.5 million related to legal matters.

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

On February 17, 2006, we entered into a new four-year syndicated credit facility (the “New Credit Facility”) with 14 financial institutions, including three manufacturer-affiliated finance companies, providing for up to $1.2 billion in revolving credit and floor plan financing. The New Credit Facility replaced the revolving facility (which was terminated February 17, 2006) and a portion of our existing floor plan financing arrangements and extends the maturity of payments under those prior credit facilities from 2007 to 2010. Our New Credit Facility provides a $350.0 million revolving credit facility, a $700.0 million new vehicle inventory floor plan facility and a $150.0 million used vehicle inventory floor plan facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of the New Credit Facility.

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 6.4% and 4.2% for the third quarters ended September 30, 2006 and 2005, respectively, and 6.1% and 4.0% for the nine month periods ended September 30, 2006 and 2005, respectively. In the third quarter ended September 30, 2006, we received approximately $11.2 million in manufacturer assistance, which was approximately $6.5 million less than the amount we paid for floor plan interest. In the nine month period ended September 30, 2006, we received approximately $32.2 million in manufacturer assistance, which was approximately $18.4 million less than the amount we paid for floor plan interest. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of September 30, 2006.

The weighted average interest rate for our used vehicle floor plan facility (whose interest expense is allocated to discontinued and continuing operations) was 6.6% and 6.4% for the third quarter and nine month period ended September 30, 2006, respectively.

Long-Term Debt and Credit Facilities

The Revolving Credit Facility: At September 30, 2006, our revolving credit facility (part of the New Credit Facility) had a borrowing limit of $350.0 million (the “Revolving Credit Facility”), subject to a borrowing base calculated on the basis of our

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $350.0 million at September 30, 2006). The amount available to be borrowed under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At September 30, 2006, we had $77.8 million in letters of credit outstanding and $244.5 million of borrowing availability.

At September 30, 2006, the outstanding balance and availability on our long-term debt and credit facilities were as follows (in millions):

	Interest Rate (1)	Outstanding Balance	Additional Borrowing Availability
Revolving Credit Facility (matures February 2010)	LIBOR + 2.00% (2)	$27.7	$244.5
Senior Subordinated Notes (mature August 2013)	8.625%	$272.5	$—
5.25% Convertible Senior Subordinated Notes (mature May 2009) (3)	5.25%	$128.5	$—
4.25% Convertible Senior Subordinated Notes (mature November 2015 and are redeemable on or after October 2010) (3)	4.25%	$156.6	$—

Mortgage Facility:
Construction Loan (matures December 2007) (4)	LIBOR + 2.25%	$—	50.0
Permanent Loan (matures December 2012) (4)	LIBOR + 2.00%	$—	100.0

Notes Payable to a Finance Company (mature November 2015 through September 2016)	10.19%(5)	$29.8	$—

(1)	Six-month LIBOR was 5.37% at September 30, 2006.
(2)	Interest rate on the Revolving Credit Facility is based on a perfomance - based grid that ranges from 1.75% to 2.75% above LIBOR.
(3)	Notes were not convertible at any time during the nine months ended September 30, 2006.
(4)	Total combined borrowings under the Construction and Permanent Loans are limited to $100.0 million.
(5)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of September 30, 2006.

Dealership Acquisitions and Dispositions

In the nine month period ended September 30, 2006, we acquired franchises for an aggregate purchase price of $99.4 million in cash, net of cash acquired, using cash from operations and borrowings under the Revolving Credit Facility, and assumed $8.7 million of notes payable – floor plan and $1.3 million in debt in connection with the acquisitions. During the nine month period ended September 30, 2006, the disposition of several franchises generated cash of $27.9 million.

Sale-Leaseback Transactions

During the nine month period ended September 30, 2006, we sold $17.7 million in dealership facilities in sale-leaseback transactions. We have no continuing obligations under these arrangements other than lease payments.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the nine month period ended September 30, 2006 were approximately $81.1 million, of which approximately $54.7 million related to the construction of new dealership facilities and collision repair centers. Once completed, these new dealership facilities and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the nine month period ended September 30, 2006 expected to be sold within a year in sale-leaseback transactions or already sold in 2006 were $28.9 million. We do not expect any significant gains or losses from these sales. As of September 30, 2006, commitments for facilities construction projects totaled approximately $22.2 million. We expect $9.5 million of this amount to be financed through future sale-leaseback transactions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program

As of September 30, 2006, our Board of Directors had authorized our management to expend up to $185.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the nine month period ended September 30, 2006, we repurchased 498,600 shares for approximately $12.6 million. This cash outflow was offset by proceeds received from the exercise of stock options under stock compensation plans of $13.0 million. As of October 27, 2006, we had $14.5 million remaining to repurchase shares under our Board authorization.

Dividends

During the third quarter of 2006, our Board of Directors approved a quarterly cash dividend of $0.12 per share for shareholders of record on September 15, 2006, which was paid on October 15, 2006. Subsequent to September 30, 2006, our Board of Directors approved a quarterly cash dividend of $0.12 per share for stockholders of record on December 15, 2006, which will be paid on January 15, 2007.

Cash Flows

For the nine month period ended September 30, 2006, net cash provided by operating activities was $108.2 million. This provision of cash was comprised of inflows related to net income, receivables and inventories somewhat offset by a reduction of floor plan notes payable - trade. The large decline in our notes payable-floor plan-trade was attributable to the refinancing of several of our new vehicle trade financing agreements with the non-trade syndicated new vehicle floor plan agreement in the first quarter of 2006. Net cash used in investing activities for the first nine months of 2006 was $119.6 million, which consisted mostly of capital expenditures and dealership acquisitions, and was partially offset by proceeds received from dealership dispositions and sale-leaseback transactions. Net cash provided by financing activities for the nine month period ended September 30, 2006 was $26.5 million, comprised mostly of the increase of floor plan notes payable – non-trade offset by net repayments on our Revolving Credit Facility.

We are currently evaluating strategic alternatives for our wholly owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”), which include selling Cornerstone or selling all or a portion of Cornerstone’s outstanding notes receivable. We anticipate that proceeds from either type of sale will be used to reduce our leverage. During the third quarter of 2006, we generated cash of approximately $26.8 million from the sale of a portion of Cornerstone’s notes receivable to a third party. This transaction resulted in no material gains or losses. The proceeds from the sale were used to pay down our revolver. Cornerstone’s outstanding notes receivable at September 30, 2006 were $27.7 million, net of an allowance for credit losses of $5.6 million.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate notes payable–floor plan, New Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was $1,233.1 million at September 30, 2006. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of $10.3 million in the nine month period ended September 30, 2006. Of the total change in interest expense, $8.1 million would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as an offset to inventory and charged against cost of sales when the associated inventory is sold. During the nine month period ended September 30, 2006, the amounts we paid for floor plan interest expense for both our continuing and discontinued operations exceeded manufacturer floor plan assistance received by $18.4 million.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. We intend to continue vigorous defense of this lawsuit, including the appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

As of September 30, 2006, our total outstanding indebtedness was $1,664.0 million, including the following:

•	$27.7 million under the Revolving Credit Facility;

•	$1,053.5 million under standardized secured new and used inventory floor plan facilities, including $94.1 million classified as liabilities associated with assets held for sale;

•	$128.5 million in 5.25% convertible senior subordinated notes due 2009 (the “5.25% Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $1.6 million;

•	$156.6 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “4.25% Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $3.4 million;

•	$272.5 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.5 million; and

•	$25.2 million of other secured debt, representing $24.8 million in aggregate principal amount plus unamortized premium of approximately $5.1 million and less $4.7 million for the fair value of fixed to variable interest rate swaps.

As of September 30, 2006, we had $244.5 million available for additional borrowings under the Revolving Credit Facility. We also had $100.0 million available under a construction/mortgage credit facility for real estate acquisitions and new dealership construction. We also have significant additional capacity under the new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 5.25% Convertibles, 4.25% Convertibles and other debt instruments allow us to incur additional indebtedness, including secured indebtedness. Our revolving facility, up to $700.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $150.0 million in borrowing availability for used vehicle inventory floor plan financing are collectively referred to as our “New Credit Facility”.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Manufacturers frequently offer incentives to potential customers. A reduction or discontinuation of a manufacturer’s incentive programs may materially adversely affect our profitability.

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

During the third quarter and nine month period ended September 30, 2006, approximately 75.8% and 75.9% of our new vehicle revenue was derived from the sale of new vehicles manufactured by Ford, Honda, General Motors (including Cadillac), BMW, Mercedes and Toyota. Our success depends to a great extent on these manufacturers’:

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

During 2005 and into 2006, the financial condition and operating results of both Ford and General Motors deteriorated significantly. As of September 30, 2006, we owned 25 Ford owned franchises (including Volvo, Jaguar, Land Rover, Lincoln and Mercury) and 42 General Motors owned franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac), respectively. Should the financial condition and operating results of either Ford or General Motors continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by either Ford or General Motors could have a material adverse effect on our future results of operation, financial condition or cash flows.

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

Our failure to meet a manufacturer’s customer satisfaction, financial and sales performance requirements may adversely affect our ability to acquire new dealerships and our profitability.

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

Substantially all the assets of our dealerships are pledged to secure the indebtedness under the 2006 Credit Facility and our separate floor plan indebtedness with the respective captive finance subsidiaries of BMW, DaimlerChrysler, Ford and General Motors. Three of the lenders under the 2006 Credit Facility are the respective captive finance subsidiaries of BMW, Nissan and Toyota. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer captive finance subsidiaries are either owned or affiliated with BMW, DaimlerChrysler, Ford, General Motors, Nissan and Toyota, respectively, any deterioration of our relationship with the particular captive finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

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

As we seek to acquire dealerships in new markets, we may face increasingly significant competition as we strive to gain market share through acquisitions or otherwise. Our operating margins may decline over time as we expand into markets where we do not have a leading position.

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

Our company is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We have subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. We intend to continue our vigorous defense of this lawsuit, including the aforementioned appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 31.1% and 31.9%, respectively, of our total revenues for the third quarter and nine month period ended September 30, 2006. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Poor performance in one or more of our geographic divisions or a realignment of the dealerships which comprise each division could constitute events or changes in circumstances for purposes of determining whether the fair value of our goodwill has been reduced below the carrying amount. We would therefore be required to test our goodwill for impairment. As of September 30, 2006, our balance sheet reflected a carrying amount of approximately $1,169.6 million in goodwill (including goodwill classified as assets held for sale), which was allocated between three geographic reporting units. If the goodwill in any of our reporting units is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended September 30, 2006.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(Amounts in thousands, except share and per share amounts)
July 2006	12,000	$21.76	12,000	$14,955
August 2006	15,000	$22.05	15,000	$14,624
September 2006	—		—	$14,624

Total	27,000	$21.92	27,000

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000

Total	$185,000

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

SONIC AUTOMOTIVE, INC.

Date: November 1, 2006	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: November 1, 2006	By:	/s/ David P. Cosper
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