Form 10-K
period 2006-12-31
SONIC AUTOMOTIVE INC
filed 2007-03-16
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Title of class)

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

Indicate by a check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $663,097,450 based upon the closing sales price of the registrant’s Class A common stock on June 30, 2006 of $22.18 per share. As of March 8, 2007 there were 30,881,620 shares of Class A common stock, par value $.01 per share, and 12,029,375 shares of Class B common stock, par value $.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007 are incorporated by reference into Part III of this Form 10-K.

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

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of March 8, 2007, we operated 173 dealership franchises at 150 dealership locations, representing 36 different brands of cars and light trucks, and 38 collision repair centers in 15 states. Each of our dealerships provides comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, warranty, paint and repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing and insurance and other aftermarket products (collectively, “F&I”) for our automotive customers.

The following charts depict the diversity of our sources of revenue and gross profit for the year ended December 31, 2006:

Our dealership network is geographically organized into divisional and regional dealership groups. As of December 31, 2006, we operated dealerships in the following geographic markets:

Market	Number of Dealerships	Number of Franchises	Percent of 2006 Total Revenue
North/South Carolina/Georgia	19	21	9.7%
Alabama/Tennessee	16	19	9.9%
Florida	14	17	8.6%
Ohio	6	9	2.3%
Michigan	6	6	3.1%
Mid-Atlantic	6	7	5.3%

Eastern Division	67	79	38.9%
Houston	18	21	15.7%
Dallas	7	9	7.9%
Oklahoma	7	7	4.8%

Central Division	32	37	28.4%
North Bay (San Francisco)	11	13	9.1%
South Bay (San Francisco)	13	14	7.3%
Los Angeles North	12	14	7.6%
Los Angeles South	6	6	3.3%
San Diego	2	2	1.7%
Las Vegas	4	4	2.6%
Colorado	2	2	1.1%

Western Division	50	55	32.7%

Total	149	171	100.0%

During 2006, we acquired seven dealerships, representing eight franchises, and disposed of nine dealerships, representing 12 franchises. We expect our acquisition activity to provide approximately 10% to 15% of additional annual revenues each year and 2007 activity to be weighted toward the latter half of the year.

The automotive retailing industry remains highly fragmented, and we believe that further consolidation is likely. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships.

BUSINESS STRATEGY

Further Develop Strategic Markets and Brands.    Our growth strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. We also seek to acquire stable franchises that we believe have above average sales prospects. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2006, 83.3% of our total revenue was generated by import and luxury dealerships, which generally have higher operating margins, more stable fixed operations departments, lower associate turnover and lower inventory levels. We expect this trend toward acquiring more import and luxury dealerships to continue in the near future.

The following table depicts the breakdown of our new vehicle revenues by brand:

	Percentage of New Vehicle Revenue
	Year Ended December 31,
Brand (1)	2004	2005	2006
Honda	14.4%	15.3%	15.2%
BMW	13.5%	14.5%	13.7%
Toyota	12.7%	11.8%	13.0%
Mercedes	3.6%	6.5%	9.5%
Cadillac	11.2%	9.2%	8.8%
General Motors (2)	10.1%	8.8%	8.0%
Ford	8.9%	8.1%	7.7%
Lexus	6.9%	7.4%	6.8%
Volvo	3.5%	3.1%	2.5%
Nissan	2.2%	2.1%	1.8%
Hyundai	1.5%	1.4%	1.5%
Audi	1.6%	1.6%	1.4%
Chrysler (3)	1.5%	1.4%	1.0%
Volkswagen	0.9%	0.9%	0.9%
Other Luxury (4)	5.2%	5.3%	5.7%
Other (5)	2.3%	2.6%	2.5%

Total	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflect reclassifications to exclude additional franchises sold, identified for sale, or terminated subsequent to December 31, 2005 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Acura, Hummer, Infiniti, Jaguar, Land Rover, Maybach, Morgan, Porsche and Saab
(5)	Includes Isuzu, KIA, Mini, Scion and Subaru

Increase Sales of Higher Margin Products and Services.    We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products:    Each sale of a new or used vehicle provides us with an opportunity to earn financing fees and insurance commissions and to sell extended service contracts and other aftermarket products. We currently offer a wide range of nonrecourse financing, leasing, other aftermarket products, service contracts and insurance products to our customers. We are continuing to emphasize menu-selling techniques and other best practices to increase our sales of F&I products at both newly acquired and existing dealerships.

Parts, Service & Repair:    Each of our dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships. As a result, franchised dealerships are uniquely qualified to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business by using our access to capital to increase service capacity, investing in sophisticated equipment and well trained technicians, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts will drive further service and parts business in our dealerships as we increase the potential to retain current customers beyond the term of the standard manufacturer warranty period.

Certified Pre-Owned Vehicles.    Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the particular vehicle. We typically earn higher revenues and gross margins on CPO vehicles compared to non-certified vehicles. We also believe the extended manufacturer warranty increases our potential to retain the pre-owned purchaser as a future parts and service customer. Since CPO warranty work can only be performed at franchised dealerships, we believe the used vehicle business will become more clearly segmented and CPO sales and similar products will increase in volume.

“Value” Used Vehicles:    A market segment that drives used vehicle volume that we have not historically participated in is vehicles with retail prices below $10,000. Historically, if we received a trade-in which did not meet our then existing internal criteria for used vehicles (in many instances these would be “value” vehicles), we would wholesale the vehicle. We believe the market for these “value” vehicles is deep and not as sensitive to market fluctuations as higher priced used vehicles. We have begun to more aggressively market and retail these vehicles.

Emphasize Expense Control.    We continually focus on controlling expenses and expanding margins at the dealerships we acquire and integrate into our organization. We manage these costs, such as advertising and variable compensation expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. The majority of our non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. In addition, dealership management compensation is tied to individual dealership profitability. We believe we can further manage these types of costs through best practices, standardization of compensation plans, controlled oversight and accountability, reducing associate turnover and centralizing and standardizing processes and systems such as a single dealership management system, accounting office consolidation, payroll system consolidation and inventory management technology.

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

Manage Leverage.    Prior to 2004, we had maintained a long-term debt to total capital ratio of approximately 48% to 52%, depending on the timing of our acquisitions. We have been steadily reducing that ratio in recent years. We believe it prudent over time to maintain our long-term debt to total capital ratio to be between 35% and 40% over the long term. At December 31, 2006, our long-term debt to total capital ratio, net of cash and cash equivalents, was 39.4%.

Relationships with Manufacturers

Each of our dealerships operates under a separate franchise or dealer agreement that governs the relationship between the dealership and the manufacturer. In general, each dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most manufacturers allocate vehicles on a “turn and earn” basis that rewards high volume. A dealer agreement requires the dealer to meet specified standards regarding showrooms, facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training and other aspects of the business. Each dealer agreement also gives the related manufacturer the right to approve the dealer operator and any material change in management or ownership of the dealership. Each manufacturer may terminate a dealer agreement under certain circumstances, such as a change in control of the dealership without manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealer operator, the conviction of the dealership or the dealership’s owner or dealer operator of certain crimes, the failure to adequately operate the dealership or maintain new vehicle financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the dealer agreement.

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

•

The ability to force the sale of their respective franchises if an individual or entity (other than an automobile manufacturer or distributor) acquires more than 20% of the voting power of our securities, and the manufacturer disapproves of such individual’s or entity’s ownership interest.

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

In addition, all of the states in which our dealerships currently do business require manufacturers to show “good cause” for terminating or failing to renew a dealer’s franchise agreement. Further, each of the states provides some method for dealers to challenge manufacturer attempts to establish dealerships of the same brand in their relevant market area.

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

We believe that the principal competitive factors in vehicle sales are the location of dealerships, the marketing campaigns conducted by manufacturers, the ability of dealerships to offer an attractive selection of the most popular vehicles, pricing (including manufacturer rebates and other special offers) and the quality of customer service. Other competitive factors include customer preference for makes of automobiles and manufacturer warranties.

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

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	80	Chairman, Chief Executive Officer and Director
B. Scott Smith	39	President, Chief Strategic Officer and Director
David P. Cosper	52	Vice Chairman and Chief Financial Officer
Mark J. Iuppenlatz	47	Executive Vice President of Corporate Development

O. Bruton Smith, 80, is our Chairman, Chief Executive Officer and a director and has served as such since our organization in January 1997, and he currently is a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Lowe’s Motor Speedway, Las Vegas Motor Speedway, Infineon Raceway and Texas Motor Speedway. He is also an executive officer or a director of most of SMI’s operating subsidiaries.

B. Scott Smith, 39, is our President and Chief Strategic Officer. He was appointed President on March 13, 2007. Prior to this appointment he served as our Vice Chairman and Chief Strategic Officer since October 2002. Mr. Smith was President and Chief Operating Officer from April 1997 until October 2002. Mr. Smith has been a director of our company since our organization in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith, who is the son of O. Bruton Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over twenty years experience in the automobile dealership industry.

David P. Cosper, 52, is our Vice Chairman and Chief Financial Officer. He was promoted from Executive Vice President to Vice Chairman on March 13, 2007. He joined Sonic Automotive on March 1, 2006 as our Executive Vice President and became our Chief Financial Officer and Treasurer on March 16, 2006. Mr. Cosper served as Treasurer through the end of 2006 and relinquished the position in February 2007. Prior to joining Sonic, he was Vice Chairman and Chief Financial Officer of Ford Motor Credit Company, a position held since 2003. From 1979, when he joined Ford Motor Company, Mr. Cosper served in a variety of positions in Ford Motor Company and Ford Motor Credit Company, including Vice President and Treasurer of Ford Motor Credit Company and Executive Director of Corporate Finance at Ford Motor Company. In such positions, he was responsible for worldwide profit analysis and treasury matters, risk management, business planning, and competitive and strategic analysis.

Mark J. Iuppenlatz, 47, is our Executive Vice President of Corporate Development. In April 2004, Mr. Iuppenlatz was promoted to Executive Vice President from Senior Vice President, a position which he had held since May 2002. Prior to May 2002, he served as our Vice President of Corporate Development from August 1999. Before joining us, Mr. Iuppenlatz served as the Executive Vice President—Acquisitions and Chief Operating Officer of Mar Mar Realty Trust (“MMRT”), a real estate investment trust specializing in sale/leaseback financing of automotive-related real estate, from September 1998 to August 1999. From 1996 to September 1998, Mr. Iuppenlatz was employed by Brookdale Living Communities, Inc., a company that owns, operates, develops and manages luxury senior housing communities, where he was responsible for the company’s development operations. From 1994 to 1996, he served as Vice President of Schlotzky’s, Inc., a publicly traded restaurant chain. From 1991 to 1994, Mr. Iuppenlatz served in Spain as the director of marketing and the assistant director of development for Kepro S.A., a real estate development company.

Employees

As of March 1, 2007, we employed approximately 11,200 people. We believe that our relationships with our employees are good. Approximately 300 of our employees, primarily service technicians in our Northern California markets and certain sales associates and service department associates in Michigan, are represented by a labor union. Because of our dependence on the manufacturers, however, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturer’s manufacturing facilities.

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

In addition to the other information contained in this Annual Report on Form 10-K, the following is a list of factors that could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Indebtedness

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of December 31, 2006, our total outstanding indebtedness was $1,762.1 million, including the following:

•	$20.1 million under a portion of our four-year syndicated credit facility (the “2006 Revolving Credit Facility”);

•	$1,160.7 million under the secured new and used inventory floor plan facilities, including $96.3 million classified as liabilities associated with assets held for sale;

•

$128.6 million in 5.25% convertible senior subordinated notes due 2009 (the “2002 Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $1.5 million;

•

$156.8 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “2005 Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $3.2 million;

•

$272.5 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.5 million; and

•

$23.4 million of other secured debt, representing $23.3 million in aggregate principal amount plus unamortized premium of approximately $4.8 million and less $4.7 million for the fair value of fixed to variable interest rate swaps.

As of December 31, 2006, we had $252.1 million available for additional borrowings under the 2006 Revolving Credit Sub-Facility. We also have significant additional capacity under new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 2002 Convertibles and 2005 Convertibles and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness. Our 2006 Revolving Credit Sub-Facility, up to $700.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $150.0 million in borrowing availability for used vehicle inventory floor plan financing are collectively referred to as our “2006 Credit Facility”.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements (which many view as debt financing) that generally have initial terms of fifteen to twenty years with one or two five-year renewal options. These operating leases require monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in the notes to our financial statements under the heading “Commitments and Contingencies” in this Annual Report on Form 10-K.

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

•	some of our borrowings and facility leases are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates;

•	the indebtedness outstanding under our 2006 Credit Facility and other floor plan facilities are secured by a pledge of substantially all the assets of our dealerships; and

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

An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness or lease obligations would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our 2006 Credit Facility, the indenture governing our 8.625% Notes and many of our facility operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 2002 Convertibles, 2005 Convertibles and 8.625% Notes, under the cross default provisions in those agreements or indentures. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

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

Actions taken by manufacturers to exploit their superior bargaining position in negotiating the terms of franchise agreements or renewals of these agreements or otherwise could also have a material adverse effect on our results of operations, financial condition and cash flows. We cannot guarantee you that any of our existing franchise agreements will be renewed or that the terms and conditions of such renewals will be favorable to us.

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

Our dealerships depend on the manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support dealership new vehicle sales. Manufacturers routinely modify their incentive programs in response to changing market conditions. Some of the key incentive programs include:

•	customer rebates or below market financing on new vehicles;

•	employee pricing;

•	dealer incentives on new vehicles;

•	manufacturer floor plan interest and advertising assistance;

•	warranties on new and used vehicles; and

•	sponsorship of used vehicle sales by authorized new vehicle dealers.

Manufacturers frequently offer incentives to potential customers. A reduction or discontinuation of a manufacturer’s incentive programs may materially adversely impact vehicle demand and affect our profitability.

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

During the year ended December 31, 2006, approximately 89.4% of our new vehicle revenue was derived from the sale of new vehicles manufactured by Ford, Honda, General Motors (including Cadillac), BMW, Mercedes and Toyota. Our success depends to a great extent on these manufacturers’:

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

During 2005 and into 2006, the financial condition and operating results of both Ford and General Motors deteriorated significantly. As of December 31, 2006, we owned 28 Ford franchises (including Volvo, Jaguar, Land Rover, Lincoln and Mercury) and 42 General Motors franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac). Should the financial condition and operating results of either Ford or General Motors continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by either Ford or General Motors could have a material adverse effect on our future results of operations, financial condition or cash flows.

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

We cannot assure you that we will effectively and profitably integrate the operations of these dealerships without substantial costs, delays or operational or financial problems, due to:

•	the difficulties of managing operations located in geographic areas where we have not previously operated;

•	the management time and attention required to integrate and manage newly acquired dealerships;

•	the difficulties of assimilating and retaining employees;

•	the challenges of keeping customers; and

•	the challenge of retaining or attracting appropriate dealership management personnel.

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

Although O. Bruton Smith, our chairman and chief executive officer, and his affiliates have previously assisted us with obtaining financing, we cannot assure you that he or they will be willing or able to do so in the future.

Our obligations under the 2006 Credit Facility are secured with a pledge of shares of common stock of Speedway Motorsports, Inc., a publicly traded owner and operator of automobile racing facilities. These shares of Speedway Motorsports common stock are beneficially owned by Sonic Financial Corporation (“SFC”), an entity controlled by Mr. Smith. Presently, the $350.0 million borrowing limit of our 2006 Revolving Credit Sub-Facility is subject to a borrowing base calculation that is based, in part, on the value of the Speedway Motorsports shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of Speedway Motorsports common stock could reduce the amount we can borrow under the 2006 Revolving Credit Sub-Facility.

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

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 32.1% of our total revenues for the year ended December 31, 2006. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions. In addition, due to the provisions and terms contained in our operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties.

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

As described in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies” in this Annual Report on Form 10-K, our estimates for finance, insurance and service contracts, insurance reserves and Cornerstone Acceptance allowance for credit losses is based on historical experience. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

An impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in this Annual Report on Form 10-K in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. As of December 31, 2006, our balance sheet reflected a carrying amount of approximately $1,167.8 million in goodwill (including goodwill classified as assets held for sale), which was allocated between three geographic reporting units. If the goodwill in any of our reporting units is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties.

Our principal executive offices are located at 6415 Idlewild Road, Suite 109, Charlotte, North Carolina 28212, and our telephone number is (704) 566-2400. We lease these offices from a related party. See Note 8 to our Consolidated Financial Statements.

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

As of March 8, 2007, there were 30,881,620 shares of Sonic’s Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of March 8, 2007, there were 69 record holders of the Class A common stock and three record holders of the Class B common stock. As of March 8, 2007, the closing stock price for the Class A common stock was $29.51.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.48 per share during 2006. During 2005, our Board of Directors approved four quarterly dividends on all outstanding shares of common stock totaling $0.48 per share. Our Board of Directors has also approved a dividend of $0.12 per share on all outstanding shares of common stock for stockholders of record on March 15, 2007, which will be paid on April 15, 2007. See Note 6 to our Consolidated Financial Statements for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for Sonic’s Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods.

	Market Price		Cash Dividend Declared
2006	High	Low
First Quarter	$28.43	$22.72	$0.12
Second Quarter	28.53	21.85	0.12
Third Quarter.	23.31	21.08	0.12
Fourth Quarter	29.50	22.76	0.12

2005
First Quarter	$24.27	$21.66	$0.12
Second Quarter	22.76	19.23	0.12
Third Quarter	24.37	21.36	0.12
Fourth Quarter	22.81	19.79	0.12

During 2006, all sales of our equity securities were registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended December 31, 2006.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(amounts in thousands, except per share amounts)
October 2006	5,000	$23.97	5,000	$14,505
November 2006	40,000	$28.56	40,000	$13,362
December 2006	40,000	$29.11	40,000	$12,198

Total	85,000	$28.55	85,000

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000

Total	$185,000

Item 6:	Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2006. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2002	2003	2004	2005	2006
Income Statement Data (1) (2):
Total revenues	$5,561,139	$6,026,171	$6,470,050	$7,278,720	$7,972,074
Income from continuing operations before income taxes	$157,969	$122,294	$142,085	$167,389	$165,357
Income from continuing operations	$97,847	$80,909	$88,145	$104,844	$98,566
Basic earnings per share from continuing operations	$2.34	$1.98	$2.13	$2.51	$2.33
Diluted earnings per share from continuing operations	$2.24	$1.89	$2.04	$2.40	$2.22

Consolidated Balance Sheet Data (2):
Total assets	$2,375,308	$2,685,113	$2,897,884	$3,025,501	$3,124,764
Total long-term debt	$645,809	$696,285	$671,796	$715,058	$601,334
Total long-term liabilities (including long-term debt)	$703,183	$791,239	$799,436	$876,956	$791,938
Cash dividends declared per common share	$—	$0.20	$0.44	$0.48	$0.48

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income statement data reflect reclassifications from the prior years presentation to exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2005 which had not been previously included in discontinued operations. See Note 2 to our accompanying Consolidated Financial Statements, Business Acquisitions and Dispositions, which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	As mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 2 to our accompanying Consolidated Financial Statements, business combinations and dispositions have had a material impact on our reported financial information.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2006 classification of franchises between continuing and discontinued operations in accordance with SFAS No. 144.

Overview

We are one of the largest automotive retailers in the United States. As of March 8, 2007 we operated 173 dealership franchises, representing 36 different brands of cars and light trucks, at 150 locations and 38 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers. Although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The automobile industry’s total amount of new vehicles sold decreased by 2.5% to 16.6 million vehicles in 2006 from 17.0 million vehicles in 2005. From an industry perspective, new vehicle unit sales on a year-over-year basis grew 4.8% for import brands and contracted 8.1% for domestic brands. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend. In 2006, both our import and domestic stores outperformed the overall new vehicle industry’s year-over-year unit sales change.

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

In the ordinary course of business we evaluate our dealership franchises for possible disposition based on various performance criteria. During the year ended December 31, 2006, we sold 12 franchises and had approved, but not completed, the disposition of 30 additional franchises. These franchises have been identified as held for sale because of unprofitable operations or other strategic considerations. We believe the disposition of these franchises will allow us to focus our management attention on those remaining stores with the highest potential return on investment.

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

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2006 by approximately $1.6 million. Our estimate of chargebacks ($15.1 million as of December 31, 2006) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-off. If these factors change, the resulting impact is a change in our estimate for chargebacks.

Goodwill—Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, we allocate the carrying value of goodwill and test it for impairment based on our three geographic divisions. The $1,167.8 million of goodwill on our balance sheet, including approximately $12.3 million classified in assets held for sale, at December 31, 2006 was allocated to the following geographic divisions (dollars in millions):

Eastern Division	$429.8
Central Division	$356.4
Western Division	$381.6

In evaluating goodwill for impairment, if the fair value of a division is less than the carrying value of that division, we are then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets of the respective division as if the calculated fair value was the purchase price of the business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise agreements acquired prior to July 1, 2001 in Note 1 to our Consolidated Financial Statements. We would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill in the respective division with the difference representing the amount of impairment.

We use several assumptions and various fair value approaches in evaluating our goodwill for impairment. These assumptions and approaches include various earnings multiple approaches along with a discounted cash flow model utilizing estimated future earnings and our weighted average cost of capital.

At December 31, 2006, we were not required to conduct the second step of the impairment test described above, and we recognized no impairment of the carrying value of our goodwill on our balance sheet at December 31, 2006.

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

Insurance Reserves—We have various self-insured and high deductible insurance programs which require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. We accrue for insurance reserves on a pro-rata basis throughout the year based on the expected year-end liability. These estimates, judgments and assumptions are made quarterly by our management based on available information and take into consideration annual actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. If our management receives information which causes us to change our estimate of the year end liability, the amount of expense or expense reduction required to be recorded in any particular quarter could be material to our operating results, financial position and cash flows. We estimate the ultimate liability under these programs is between $21.9 million and $24.2 million. At December 31, 2006, we had $22.6 million reserved for such programs. We used a discount rate of 4.0% to calculate the present value of our estimated workers’ compensation claims. A discount rate of 4.0% was used to calculate the present value of our general liability claim reserves. A 100 bps change in the discount rate or a 5 basis point change in the Selected Loss Cost Estimate would not have a significant impact on the reserve balance.

Lease Exit Accruals—The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a franchise where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. At December 31, 2006, we had $8.7 million accrued for lease exit costs.

Legal Proceedings—We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. As of December 31, 2006, we had $2.0 million in legal reserves included in other accrued liabilities. Currently, with the exception of the Galura litigation matter discussed in “Item 3: Legal Proceedings” herein, no legal proceedings are pending against or involve us that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Income Taxes—As a matter of course, we are regularly audited by various taxing authorities and from time to time, these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply, in all material respects, with applicable tax law and that we have adequately provided for any reasonably foreseeable outcome related to these matters. Included in other accrued liabilities at December 31, 2006 is $3.4 million in reserves that we have provided for these matters.

We have $9.3 million in deferred tax assets related to state net operating loss carryforwards that will expire between 2014 and 2026. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. We have recorded a valuation allowance of $0.1 million in 2006 based on our judgment that certain state carryforwards will not be utilized. We have not recorded a valuation allowance related to our remaining carryforwards because it is more likely than not that taxable income for these other states will be sufficient to realize the benefits of the associated deferred tax assets. However, the results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of our judgment could result in a charge that would be materially adverse to our consolidated operating results, financial position and cash flows.

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

Cornerstone Acceptance Allowance for Credit Losses—As of December 31, 2006, we had outstanding notes receivable arising from operations of our wholly-owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”), of $28.5 million, net of an allowance for credit losses of $4.9 million. These notes receivable have average terms of approximately forty-three months and are secured by the related vehicles. Our assessment of allowance for credit losses considers historical loss ratios, the performance of the current portfolio with respect to past due accounts, and the average age of the accounts in the current portfolio. As of December 31, 2006, the average loss ratio for mature accounts was 20.8% and the average percentage of losses remaining to be incurred on the current portfolio as a result of the average age of the current portfolio was 44.0%. A change of 100 basis points in both of these percentages would have changed our estimated allowance for credit losses by $0.2 million at December 31, 2006. These notes receivable are recorded in receivables, net, and other assets on the accompanying Consolidated Balance Sheets. Sonic’s management is currently evaluating strategic alternatives for Cornerstone. These alternatives include selling Cornerstone or selling all or a portion of Cornerstone’s outstanding notes receivable.

Recent Accounting Pronouncement

On January 1, 2006, we adopted SFAS No. 123R, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant- date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Tax benefits associated with share-based payments will be recognized as an addition to paid-in capital. Cash retained as a result of these tax benefits will be presented in the statement of cash flows as financing cash inflows and operating cash outflows.

On December 22, 2005, a committee of our Board of Directors approved the accelerated vesting of all outstanding options to purchase our Class A common stock with an exercise price of more than $22.55 per share. The purpose of the accelerated vesting of these stock options was to reduce the non-cash compensation expense we would have recorded in future periods pursuant to SFAS No. 123R. This accelerated vesting reduced future expense pursuant to SFAS No. 123R by approximately $2.1 million. We recognized approximately $4.5 million of expense related to stock options during the year ended December 31, 2006. See Note 9 to our Consolidated Financial Statements for additional discussion and disclosures.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification and the treatment of interest and penalties. Sonic is currently evaluating the provisions of FIN No. 48, which will be effective for Sonic in the first quarter of 2007, and has not determined the impact on Sonic’s consolidated operating results, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Sonic is currently reviewing the provisions of SFAS No. 157 to determine the impact on its consolidated operating results, financial position and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of Sonic’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. See Note 1 to accompanying consolidated financial statements for a discussion of the effects of adopting SAB 108.

In February 2007, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS No. 159 to determine the impact on our consolidated operating results, financial position and cash flows.

Results of Operations

On July 19, 2006, we issued a press release describing charges recorded during the second quarter of 2006 in connection with the decision to exit certain facility leases and cancel various facility improvement projects, asset impairments and other asset write-offs, finance chargeback reserves, litigation matters and an adjustment of certain tax strategies. These charges are discussed in more detail in the respective areas under the subsequent heading “Results of Operations” when discussing results for the year ended December 31, 2006. The amount and location of the charges in the accompanying consolidated statements of income for the year ended December 31, 2006 are presented in the following table:

	Continuing Operations
(in millions)	Finance, insurance and other revenue	Cost of sales	Selling, general and administrative expenses	Depreciation and amortization	Provision for income taxes	Loss from operations and sale of discontinued franchises	Total
Real estate and other asset impairments/write-offs and lease exit costs	$0.4	$0.3	$8.1	$2.1	$—	$7.8	$18.7
Finance chargeback reserves	6.2	—	—	—	—	—	6.2
Legal accruals	—	—	1.2	—	—	0.5	1.7
Effective income tax rate adjustment	—	—	—	—	1.0	—	1.0

	$6.6	$0.3	$9.3	$2.1	$1.0	$8.3	$27.6

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income.

	Percentage of Total Revenue (1) for the Year Ended December 31,
	2004	2005	2006
Revenues:
New vehicles	61.4%	61.6%	61.4%
Used vehicles	15.7%	15.5%	16.0%
Wholesale vehicles	6.8%	6.8%	6.2%
Parts, service and collision repair	13.6%	13.6%	14.0%
Finance, insurance and other	2.5%	2.5%	2.4%

Total revenue	100.0%	100.0%	100.0%
Cost of sales (2)	84.7%	84.7%	84.6%

Gross profit	15.3%	15.3%	15.4%
Selling, general and administrative expenses	11.9%	11.7%	11.7%
Depreciation and amortization	0.2%	0.2%	0.3%

Operating income	3.2%	3.4%	3.4%
Interest expense, floor plan	0.4%	0.5%	0.8%
Interest expense, other, net	0.6%	0.6%	0.5%
Other expense, net	0.0%	0.0%	0.0%

Income from continuing operations before income taxes	2.2%	2.3%	2.1%
Income tax expense	0.8%	0.9%	0.9%

Income from continuing operations	1.4%	1.4%	1.2%

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflects reclassifications to exclude additional franchises sold, identified for sale or terminated subsequent to December 31, 2005 which had not been previously included in discontinued operations. See Note 2 to our accompanying Consolidated Financial Statements, Business Acquisitions and Dispositions, which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

During the year ended December 31, 2006, we sold 12 franchises, and had approved, but not completed, the disposition of 30 additional franchises. The results of operations of these dealerships, including gains or losses on disposition, have been included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented. In addition to these dispositions, during the years ended December 31, 2004 and 2005, we disposed or terminated seven and 22 franchises, respectively.

Annual “same store” results of operations represent the aggregate of the same store results for each of the four quarters in that year. Same store results for each quarter include dealerships that were owned and operated for the entire quarter in both periods and were classified as continuing operations under SFAS No. 144 at December 31, 2006. Unless otherwise noted, our discussion of the Results of Operations from “New Vehicles” to “Gross Profit and Gross Margins” is on a same store basis.

New Vehicles

New vehicle revenues include the sale and lease of new vehicles, as well as the sale of fleet vehicles. New vehicle revenues are highly dependent on manufacturer incentives, which vary from cash-back incentives to low interest rate financing. New vehicle revenues are also dependent on manufacturers for adequate vehicle allocations to meet customer demands.

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse mix of domestic and import branded dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. For the year ended December 31, 2006, 83.3% of our total new vehicle revenue was generated by import and luxury dealerships compared to 81.7% for 2005. We expect this trend toward more import and domestic luxury dealerships to continue. We believe demographic and other trends favor import and luxury brands and expect our acquisition activity in the future to concentrate primarily, but not completely, on these brands.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2005	12/31/2006			12/31/2004	12/31/2005
Total New Vehicle Units
Same Store	146,560	149,257	2,697	1.8%	132,682	141,330	8,648	6.5%
Acquisitions and Other	486	6,990	6,504	1338.3%	1,030	5,716	4,686	455.0%

Total as Reported	147,046	156,247	9,201	6.3%	133,712	147,046	13,334	10.0%

Total New Vehicle Revenues (in thousands)
Same Store	$4,459,580	$4,623,409	$163,829	3.7%	$3,929,861	$4,216,483	$286,622	7.3%
Acquisitions and Other	24,340	273,875	249,535	1025.2%	42,929	267,437	224,508	523.0%

Total as Reported	$4,483,920	$4,897,284	$413,364	9.2%	$3,972,790	$4,483,920	$511,130	12.9%

Total New Vehicle Unit Price
Same Store	$30,428	$30,976	$548	1.8%	$29,619	$29,834	$215	0.7%
Total Dealerships as Reported	$30,493	$31,343	$850	2.8%	$29,712	$30,493	$781	2.6%

The increase in our same store new vehicle unit sales was driven entirely by our import dealerships, which experienced an increase of 3,290 units, or 3.2%, while our domestic dealerships experienced a decrease of 593 units, or 1.3%. Our import stores underperformed the industry unit volume increase of 4.8%, while our domestic stores outperformed the industry decrease of 8.1%. Our top performing import brands for 2006 were Toyota and Mercedes, which posted increases of 4,125 units, or 17.7%, and 435 units, or 8.8%, respectively. These increases can be attributed to the introduction of new models, in addition to new body styling and design on existing models. Additionally, our BMW stores posted a 2.3% revenue increase despite a slight decline in unit volume. Our Honda dealerships experienced the most significant decline in sales volume among our import stores, decreasing by 648 units, or 2.1%, as compared to 2005. Our top performing domestic brand was Ford, which posted an increase of 325 units, or 1.9%. Our GM (excluding Cadillac) dealerships experienced a decline in new retail unit volume of 1,043 units, or 8.2%, but strong fleet sales with an increase of 647 units, or 14.5%, helped to offset that decline. Additionally, our Cadillac stores posted an improvement in fleet sales of 118 units, or 37.7%, which offset the domestic decline in new unit volume.

The increase in our sales price per unit can be attributed mainly to the fact that a larger percentage of our sales are being generated by higher priced luxury vehicles. Many of our import dealerships experienced price per unit increases, most notably being Mercedes, BMW and Honda (up 5.5%, 3.1% and 2.5%, respectively). On the domestic side, our Ford and Cadillac dealerships experienced the most significant increases in sales price per unit (up 3.5% and 2.9%, respectively). The increases at these dealerships can be attributed to both the various pricing strategies put in place by Ford and GM during 2005, which lowered 2005 pricing, and a shift from car sales to truck and SUV sales during the current year.

During 2005, both our import and domestic dealerships experienced increases in total same store new vehicle unit sales, as compared to 2004. Our import dealerships experienced an increase of 7,510 units, or 8.4%, during this time period. This is compared to an industry increase in unit sales at import dealerships of 4.7%. This increase can be mainly attributed to our Honda and Toyota dealerships, which experienced unit volume increases of 13.0% and 6.4%, respectively, when compared to 2004. Management stability at our Honda dealerships contributed to the improvement in new vehicle sales volume. Our domestic dealerships experienced a unit sales increase of 1,138 units, or 2.6%, during 2005. This is compared to an industry decrease in unit sales at domestic dealerships of 2.5%. Our GM (excluding Cadillac) and Ford dealerships experienced declines in new retail unit volume, but strong fleet sales led to an overall improvement in total new unit sales volume. The declines experienced at our domestic dealerships in 2004 can be mainly attributed to declining truck and SUV sales, which resulted from significant increases in gas prices. Conversely, our Cadillac stores managed only a small increase in new retail unit volume, while a decline in fleet sales led to an overall decline in new unit volume. All of our import dealerships except Volvo, Acura and VW experienced sales price per unit increases during 2005. Our Honda dealerships experienced the most significant improvement in sales price per unit, increasing by $1,239, or 5.8%, when compared to 2004. All of our domestic dealerships experienced price per unit decreases.

Used Vehicles

Used vehicle revenues are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. In addition, various manufacturers provide franchised dealers the opportunity to “certify” pre-owned vehicles based on criteria established by the manufacturer. This certification process extends the standard manufacturer warranty. On a continuing operations basis, our sales of CPO vehicles decreased in 2006 to 34.4% of total used vehicle units from 38.2% in 2005, a decrease of 2.0%. This decrease was partially due to the increase in non-CPO vehicles related to the implementation of a standardized merchandising process, that includes the retailing of “value” used vehicles, along with an inventory management system at a number of our stores. We expect to continue the rollout and refinement of the process in 2007. Additionally, industry pricing improvements affected the value of used vehicles, as the Manheim Used Vehicle Value Index increased by 1.6% from December 2005 to December 2006.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2005	12/31/2006			12/31/2004	12/31/2005
Total Used Vehicle Units
Same Store	61,336	64,341	3,005	4.9%	56,725	59,304	2,579	4.5%
Acquisitions and Other	120	2,550	2,430	2025.0%	390	2,152	1,762	451.8%

Total as Reported	61,456	66,891	5,435	8.8%	57,115	61,456	4,341	7.6%

Total Used Vehicle Revenues (in thousands)
Same Store	$1,122,584	$1,213,001	$90,417	8.1%	$1,000,630	$1,061,789	$61,159	6.1%
Acquisitions and Other	4,067	62,019	57,952	1424.9%	13,187	64,862	51,675	391.9%

Total as Reported	$1,126,651	$1,275,020	$148,369	13.2%	$1,013,817	$1,126,651	$112,834	11.1%

Total Used Vehicle Unit Price
Same Store	$18,302	$18,853	$551	3.0%	$17,640	$17,904	$264	1.5%
Total Dealerships as Reported	$18,333	$19,061	$728	4.0%	$17,750	$18,333	$583	3.3%

In 2006, our import dealerships contributed to the overall improvement in used unit volume by posting an increase of 2,490 units, or 6.3%, when compared to 2005. Of our import stores, BMW, Honda and Toyota posted the most significant increases in used unit volume. Our domestic dealerships also posted an improvement in used unit sales volume, increasing by 515 units, or 2.4%. Cadillac was the largest contributor to the domestic increase in unit volume.

Our overall price per unit increase of 3.0% is due mainly to a favorable used vehicle market. Based on the improvement in the Manheim Used Vehicle Value Index as stated above, we believe that our price per unit increase is consistent with the industry as a whole.

During 2005, the increase in used unit sales volume was driven entirely by our import dealerships, which posted an increase of 2,786 units, or 8.0%, when compared to 2004. Of our import stores, Honda and BMW posted the most significant increases in used unit volume. Our Ford and GM (excluding Cadillac) stores posted the only increases in used unit volume among our domestic brands. Our Cadillac dealerships experienced the largest decline in unit volume among all of our brands.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2005	12/31/2006			12/31/2004	12/31/2005
Total Wholesale Vehicle Units
Same Store	52,834	49,364	(3,470)	(6.6%)	48,960	51,038	2,078	4.2%
Acquisitions and Other	2,969	4,337	1,368	46.1%	2,527	4,765	2,238	88.6%

Total as Reported	55,803	53,701	(2,102)	(3.8%)	51,487	55,803	4,316	8.4%

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$464,642	$437,035	$(27,607)	(5.9%)	$403,204	$435,409	$32,205	8.0%
Acquisitions and Other	33,947	56,477	22,530	66.4%	35,644	63,180	27,536	77.3%

Total as Reported	$498,589	$493,512	$(5,077)	(1.0%)	$438,848	$498,589	$59,741	13.6%

Total Wholesale Unit Price
Same Store	$8,794	$8,853	$59	0.7%	$8,235	$8,531	$296	3.6%
Total Dealerships as Reported	$8,935	$9,190	$255	2.9%	$8,523	$8,935	$412	4.8%

The decline in wholesale unit volume can be mainly attributed to the implementation of our merchandising and inventory management process (see “Used Vehicles” above for further discussion). We believe this improved process allowed us to retail used vehicles we historically would have disposed of through the wholesale market.

During 2005, higher revenues realized were driven by both an increase in wholesale unit sales volume and higher unit sales prices at our import dealerships. Unit sales volume at our import dealerships increased by 1,996 units, or 6.3%, while price per unit increased by $495, or 5.8%. Favorable pricing increases followed the increases experienced in used retail sales and were consistent with the industry. Additionally, our domestic dealerships experienced only a slight increase in unit volume. Improvements in retail vehicle sales volume, the principal source of wholesale vehicle revenues via trade-in, contributed to the higher overall volume in 2005, as compared to 2004.

Parts, Service and Collision Repair (“Fixed Operations”)

Same store revenue from these items was as follows (amounts in thousands):

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2005	12/31/2006			12/31/2004	12/31/2005
Parts	$528,965	$554,172	$25,207	4.8%	$463,206	$487,205	$23,999	5.2%
Service	395,198	420,656	25,458	6.4%	348,321	$366,271	17,950	5.2%
Collision repair	57,568	57,699	131	0.2%	54,312	$54,586	274	0.5%

	$981,731	$1,032,527	$50,796	5.2%	$865,839	$908,062	$42,223	4.9%

Parts and service revenue consists of customer requested repairs (“customer pay”), warranty repairs, retail parts, wholesale parts and collision repairs. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, customer loyalty and manufacturer warranty programs. During 2006, 18.8% of our service and parts revenue was generated by warranty repairs and 48.5% by customer pay repairs compared to 20.6% by warranty repairs and 46.6% by customer pay repairs in 2005.

We believe that over time, vehicle quality will improve, but vehicle complexity will offset any revenue lost from improvement in vehicle quality. We also believe that we have the ability, through our access to capital, to continue to add service capacity and increase revenues. During 2006, we added 163 service stalls, or 5.0%, to our overall stall capacity In addition, manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, combined with the extended manufacturer warranties on CPO vehicles (see the discussion in “Business—Business Strategy—Certified Pre-Owned Vehicles” above), should facilitate continued growth in our service and parts business.

Parts revenue is driven by the mix of warranty repairs versus customer pay repairs as prices for warranty parts are established by the manufacturer. We believe that long-term trends in retail parts sales will be affected by the same trends as discussed above for service (additional capacity, customer satisfaction, etc.).

As of December 31, 2006, we operated 37 collision repair centers. Collision revenues are heavily impacted by trends in the automotive insurance industry. Over the last few years, collision repair revenues have either declined or remained flat because customers are choosing higher deductible policies, thus choosing not to make minor repairs that were previously covered by lower deductible policies. In addition, when insurance companies declare a vehicle “totaled”, the model year of that vehicle often determines where it is repaired. Late model vehicles tend to be repaired at franchised dealership body shops, while older vehicles tend to be repaired at stand-alone collision centers.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2005	12/31/2006			12/31/2004	12/31/2005
Total Parts, Service and Collision Repair (in thousands)
Same Store	$981,731	$1,032,527	$50,796	5.2%	$865,839	$908,062	$42,223	4.9%
Acquisitions and Other	6,701	82,343	75,642	1128.8%	13,337	80,370	67,033	502.6%

Total as Reported	$988,432	$1,114,870	$126,438	12.8%	$879,176	$988,432	$109,256	12.4%

Same store Fixed Operations revenues increased during 2006, primarily due to the performance of our import dealerships (up $55.7 million, or 8.2%) outpacing decreases in our domestic dealerships (down $5.8 million, or 2.0%). Customer pay sales at our import dealerships increased $41.9 million, or 13.8%. Our BMW dealerships experienced significant increases in Fixed Operations revenues, increasing by $22.3 million, or 12.3%, compared to 2005 as a continued result of BMW’s vehicle maintenance programs and strong same store new vehicle sales. These import increases were partially offset by decreases of $5.8 million, or 2.0%, at our domestic dealerships. Warranty sales declines of $6.9 million, or 14.2%, were offset by an increase in customer pay of $0.4 million, or 0.3%, at our domestic stores. Our GM and Cadillac dealerships, which decreased $2.5 million, or 2.4%, and $3.7 million, or 3.1%, respectively, as compared to 2005 contributed to lower domestic sales. The declines in our GM dealerships were primarily caused by a decrease in warranty repair services and wholesale parts sales of $8.9 million, or 13.2%. Warranty sales at our Cadillac stores experienced declines of $3.4 million, or 14.3%, as compared to 2005.

Same store Fixed Operations revenues increased during 2005 compared to 2004, primarily due to the performance of our import dealerships (up $42.0 million, or 7.4%) outpacing decreases in our domestic dealerships (down $0.9 million, or 0.3%). Warranty sales at our import dealerships increased $1.9 million, or 1.4%. Our BMW dealerships experienced significant increases in Fixed Operations revenues, increasing by $18.4 million, or 12.9%, compared to 2004 as a continued result of BMW’s vehicle maintenance programs and strong same store new vehicle sales. In addition, our BMW stores posted increases in warranty sales of $3.0 million, or 6.7%. These import increases were partially offset by decreases in warranty sales at our domestic dealerships, which declined $2.0 million, or 3.9%, compared to 2004. The overall domestic dealership Fixed Operations revenue declines primarily relate to our Cadillac dealerships, which decreased $3.0 million, or 2.5% as compared to 2004. Warranty sales at our Cadillac stores experienced declines of $2.3 million, or 8.8%, as compared to 2004.

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

Finance, insurance and other revenues are driven by the level of new and used vehicle sales, manufacturer financing or leasing incentives and our penetration rate. The penetration rate represents the percentage of vehicle sales on which we are able to originate financing or sell extended service contracts, other aftermarket products or insurance contracts. Our finance penetration rate decreased slightly to 67.6% in 2006 from 68.1% in 2005. Our extended service contract penetration rate increased to 34.7% in 2006 from 34.3% in 2005. We expect our finance and insurance penetration rate to increase over time as we continue to emphasize the use of menu selling techniques.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2005	12/31/2006			12/31/2004	12/31/2005
Total Finance, Insurance and Other Revenue (in thousands)
Same Store	$176,435	$181,386	$4,951	2.8%	$157,888	$169,078	$11,190	7.1%
Acquisitions and Other	4,693	10,002	5,309	113.1%	7,531	12,050	4,519	60.0%

Total as Reported	$181,128	$191,388	$10,260	5.7%	$165,419	$181,128	$15,709	9.5%

Total F&I per Unit (excluding fleet)
Same Store	$911	$915	$4	0.4%	$889	$906	$17	1.9%
Total Dealerships as Reported	$932	$922	$(10)	(1.1%)	$924	$932	$8	0.9%

Same store finance, insurance and other revenues increased during 2006 when compared to 2005 due to a 2.7% increase in retail vehicle unit sales volume. Our import dealerships reported an increase of revenues by

$ 4.5 million, or 3.6%, primarily due to revenue increases in our Toyota, Mercedes, and Lexus dealerships of $3.2 million, or 11.8%, $1.0 million, or 14.2%, and $0.8 million, or 10.5%, respectively. Our domestic stores also experienced a slight increase in revenues of $0.5 million, or 0.9%. The increase was led by our Cadillac and GM stores of $0.5 million, or 4.1%, and $0.2 million, or 0.8%, respectively. The revenue increase was partially offset by a $6.2 million increase in our allowance for estimated finance chargebacks that was recorded in the second quarter ended June 30, 2006 as a result of a change in estimate for the allowance.

Same store finance, insurance, and other revenues increased in 2005 compared to 2004 due to a 5.9% increase in retail unit sales volume. The increase in revenues was primarily attributed to our import stores with an $11.7 million, or 11.1% increase over 2004. Our Honda, BMW, and Lexus dealerships led the rise in revenues with increases of $6.0 million, or 20.3%, $1.9 million, or 10.9%, and $1.3 million, or 20.0%, respectively. The increase at our import stores was slightly offset by a decrease of $0.9 million or 1.6% at our domestic stores, due to a decline in new and used retail units sold of 3.9% and 0.9%, respectively. The domestic decline was partially offset by our GM stores (excluding Cadillac), which experienced increases of $0.3 million, or 1.4%.

Gross Profit and Gross Margins

The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles (labor for parts, service and collision repair associates, depreciation on service equipment and service consumables). Our overall gross profit and gross margin (gross profit as a percentage of revenues) as a percentage of revenues generally vary depending on changes in our revenue mix. Although sales of new vehicles comprise the majority of our total revenues, new vehicles generally carry the lowest margin rate of any product or service we offer. As a result, sales of new vehicles comprise a relatively small portion of total gross profits when compared to revenue. Retail sales of used vehicles generally carry a slightly higher gross margin rate than new vehicles. Parts, service and collision repair carry a much higher gross margin rate than vehicle sales. Product mix also has an impact on the gross margins that we realize. Historically, our import and luxury brands provide higher margins than our domestic brands. As we continue to acquire more import and luxury dealerships, we would expect our gross margins to increase. Our same store revenue mix between different products is shown in the following table:

	For the Year Ended		Basis Point Change	For the Year Ended		Basis Point Change
	12/31/2005	12/31/2006		12/31/2004	12/31/2005
Revenues as a Percentage of Total Revenues
New Vehicles	61.9%	61.7%	(20)	61.8%	62.1%	30
Used Vehicles	15.6%	16.2%	60	15.7%	15.6%	(10)
Wholesale Vehicles	6.4%	5.8%	(60)	6.3%	6.4%	10
Fixed Operations	13.6%	13.8%	20	13.6%	13.4%	(20)
Finance, Insurance and Other	2.5%	2.5%	0	2.6%	2.5%	(10)

Total as Reported	100.0%	100.0%	—	100.0%	100.0%	—

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2005	12/31/2006			12/31/2004	12/31/2005
Total Gross Profit (in thousands)
Same Store	$1,106,963	$1,156,086	$49,123	4.4%	$973,704	$1,038,561	$64,857	6.7%
Acquisitions and Other	10,082	75,496	65,414	648.8%	18,550	78,484	59,934	323.1%

Total as Reported	$1,117,045	$1,231,582	$114,537	10.3%	$992,254	$1,117,045	$124,791	12.6%

The overall gross margin rates on our various revenue lines on a same store basis were as follows:

	For the Year Ended		Basis Point Change	For the Year Ended		Basis Point Change
	12/31/2005	12/31/2006		12/31/2004	12/31/2005
New vehicles	7.3%	7.3%	—	7.4%	7.3%	(10)
Used vehicles	10.6%	10.3%	(30)	10.3%	10.8%	50
Wholesale vehicles	(0.4%)	(1.1%)	(70)	(1.3%)	(0.5%)	80
Parts, service and collision repair	49.5%	49.9%	40	49.4%	49.6%	20
Finance and insurance	100.0%	100.0%	—	100.0%	100.0%	—
Overall gross margin	15.4%	15.4%	—	15.3%	15.3%	—

Our same store gross margin percentage was flat in 2006, when compared to 2005. Gross margin improvements experienced in Fixed Operations were offset by declines in both the used and wholesale vehicle gross margin percentages. Our Toyota dealerships posted the most significant increase in Fixed Operations gross margin percentage among our import dealerships, improving by 130 basis points. In addition, the majority of our domestic dealerships contributed to the Fixed Operations increase. Specifically, our GM (excluding Cadillac), Ford and Cadillac dealerships experienced Fixed Operations margin increases of 80 basis points, 40 basis points and 30 basis points, respectively, when compared to 2005.

The overall same store gross margin percentage remained flat at 15.3% in 2005 and 2004. Improvements experienced in all other categories were offset by a 10 basis point decline in the new vehicle gross margin percentage. The largest increases in margin percentage related to used and wholesale vehicles, which were primarily attributed to price increases driven by a lower supply of higher quality used vehicles than in previous years. Fixed Operations gross margin percentages improved primarily due to a 240 basis point increase experienced at our Ford dealerships.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are comprised of four major groups: compensation expense, advertising expense, rent and rent related expense, and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission (which typically vary depending on gross profits realized) and support personnel who are paid a fixed salary. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense are not 100% correlated. Advertising expense and other expenses vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent and rent related expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Although not completely correlated, we believe the best way to measure SG&A expenses is as a percentage of gross profit.

Total SG&A expenses increased $89.4 million, or 10.5%, in 2006 compared to 2005. As a percentage of gross profit, reported SG&A expense increased by 20 basis points, from 76.1% in 2005 to 76.3% in 2006. These increases, both the dollar increase and the increase as a percentage of gross profits, can be attributed to current year acquisitions, a number of charges recorded during 2006 and the effect of a $3.0 million favorable legal settlement in 2005. Acquisitions in 2006 contributed $39.0 million to the year over year dollar increase. The charges recorded in 2006 included property and equipment impairment charges and other asset write-offs of approximately $7.9 million, which represent a 70 basis point increase in SG&A as a percentage of gross profit. In addition, legal accruals of $2.0 million and lease exit accruals of $2.0 million were recorded during 2006, each representing a 20 basis point increase in SG&A as a percentage of gross profit, respectively. Finance reserve chargeback accruals of $6.2 million recorded in the second quarter of 2006 also negatively affected the percentage of SG&A to gross profit in 2006 by 40 basis points. In 2005, reported SG&A expense as a percentage of gross profit improved by 170 basis points, when compared to 2004.

Total reported compensation expense increased $44.0 million, or 8.8%, in 2006, as compared to 2005 due to acquistions and higher gross profit levels. As a percentage of gross profit, total compensation expense improved by 60 basis points to 44.1% in 2006 from 44.7% in 2005. In 2005, total reported compensation expense increased by $45.8 million, or 10.1%, when compared to 2004, while decreasing by 100 basis points as a percentage of gross profit from 45.7% in 2004 to 44.7% in 2005. The decline as a percentage of gross profit was due to standardized pay plans implemented in 2004, tying compensation more closely with gross profit.

Advertising expense increased $5.6 million, or 9.5%, in 2006, as compared to 2005. Of this increase, $3.3 million was due to acquisitions. The remaining increase in advertising expense can be attributed to a targeted approach to allocate advertising dollars to certain brands in key markets, which was implemented in 2005. Despite the dollar increase, the advertising expense to gross profit ratio declined by 10 basis points to 5.2% in 2006 from 5.3% in 2005. In 2005, advertising expense increased $5.2 million, or 9.7%, when compared to 2004, while also improving by 10 basis points as a percentage of gross profit.

Rent and rent related expenses increased $22.8 million, or 19.1%, in 2006, as compared to 2005. As a percentage of gross profit, rent and rent related expenses increased by 80 basis points to 11.5% in 2006 from 10.7% in 2005. Acquisitions contributed $5.9 million to the increase. We also experienced increases in rent expense as a result of the completion of facility improvement projects and the resulting sale-leaseback of these facilities, the effect of rising interest rates on our variable rate leases and the establishment of lease exit accruals. In 2005, rent and rent related expenses increased $16.7 million, or 16.3%, as compared to 2004. The majority of the increase was due to acquisitions, new facilities and improvements on existing facilities.

Other SG&A expenses increased $17.0 million, or 9.8%, in 2006, as compared to 2005. Acquisitions accounted for approximately $9.3 million of the increase. The remaining increase is primarily attributed to higher service loaner expense, data processing, legal expenses and impairment charges. In 2005, other SG&A expenses increased $10.7 million, or 6.6%, as compared to 2004.

Depreciation and Amortization

Depreciation expense increased $5.0 million, or 27.3%, in 2006 compared to 2005. This increase was due primarily to a $72.1 million increase in gross property and equipment related to continuing operations, excluding land and construction in progress, as well as an adjustment to depreciation expense of $2.1 million which was recorded in the year ended December 31, 2006. This adjustment was related to the reclassification of certain assets from other current assets—construction in progress to depreciable property and equipment based on strategic capital decisions which resulted in decisions not to sell these assets. The increase in depreciable property was due to dealership acquisitions and facility projects on existing dealerships.

Depreciation expense increased $4.0 million, or 27.5%, in 2005 compared to 2004. This increase was due primarily to a $21.9 million increase in gross property and equipment related to continuing operations, excluding land and construction in progress. The increase in depreciable property was due to dealership acquisitions and facility projects on existing dealerships.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles increased $19.2 million, or 54.2%, in 2006 compared to 2005. The average new vehicle floor plan interest rate related to new vehicles incurred by continuing dealerships was 5.9% for the year ended December 31, 2006, compared to 4.3% for the year ended December 31, 2005, which increased interest expense by approximately $13.4 million. In addition, during 2006 the average floor plan balance for new vehicles increased by $98.8 million, resulting in an increase in expense of approximately $5.8 million. Approximately $27.3 million of the increase in the average floor plan balance for new vehicles was due to additional dealerships we acquired in 2006. The average floor plan balance for new vehicles also increased due to an increase in the average price of vehicles due to general trends in the industry and our continued focus on luxury vehicles.

Interest expense, floor plan for used vehicles increased expense in 2006 by $4.9 million. The floor plan interest expense associated with used vehicles was the result of borrowings under the 2006 Used Vehicle Floor Plan Sub-Facility (see Note 6 in the accompanying Consolidated Financial Statements). The average balance of the Used Vehicle Floor Plan Sub-Facility was $100.9 million in 2006 and bore an interest rate of between 5.7% and 6.5%. This facility was not in place in 2005.

Interest expense, floor plan for new vehicles increased $13.2 million, or 59.3%, in 2005 compared to 2004. The average floor plan interest rate for new vehicles incurred by continuing dealerships was 4.3% for the year ended December 31, 2005, compared to 2.8% for the year ended December 31, 2004, which increased interest expense by approximately $11.6 million. In addition to this, during 2005 the average floor plan balance for new vehicles increased $38.7 million which resulted in an increase in expense of approximately $1.6 million. Approximately $24.6 million of the increase in the average new vehicle floor plan balance was due to additional dealerships we acquired in 2005.

Our floor plan expenses related to new vehicles are partially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. For franchises classified as continuing operations, the amounts we recognized in our Consolidated Income Statements from floor plan assistance exceeded our floor plan interest expense by approximately $9.5 million in 2004. In 2005 and 2006 our floor plan interest expense exceeded our floor plan assistance by $2.0 million and $22.8 million, respectively.

Interest Expense, Other, Net

See discussion in Liquidity and Capital Resources regarding the new credit facility and the changes in related interest rates compared to our previous revolving credit facility.

In order to reduce our exposure to market risks from fluctuations in interest rates, we had two separate interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The first swap agreement matured October 31, 2004 and had a notional principal amount of $100.0 million. The second swap agreement matured June 6, 2006 and had a notional principal of $100.0 million. Under the terms of the first swap agreement, we received interest payments on the notional amount at a rate equal to the one month LIBOR rate and made interest payments at a fixed rate of 3.88%. Under the terms of the second swap agreement, we received interest payments on the notional amount at a rate equal to the one month LIBOR rate, and made interest payments at a fixed rate of 4.50%. The incremental expense incurred (the difference between interest paid and interest received as a result of the Fixed Swaps) was $5.4 million and $1.2 million in 2004 and 2005, respectively. A benefit of $0.1 million was realized in 2006. The incremental expenses/benefits of the Fixed Swaps are included in interest expense, other, net in the accompanying Consolidated Statements of Income.

In 2003, we entered into five separate interest rate swaps totaling $150.0 million (collectively, the “Old Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Old Variable Swaps’ agreements, we received 8.625% on the respective notional amounts and paid interest payments on the respective notional amounts at a rate equal to the six month LIBOR in arrears (as determined on February 15 and August 15 of each year) plus a spread ranging from 3.50% to 3.84% with a weighted average spread of 3.64%. In the second quarter of 2005, we canceled all of the Old Variable Swaps. The Old Variable Swaps had a collective mark-to-market of $0.4 million at cancellation. In connection with this cancellation, we entered into five separate new interest rate swaps with identical terms to the Old Variable Swaps except that we pay a variable rate equal to the fixed six month LIBOR rate which will be fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% (with a weighted average spread of 3.83%) (collectively, the “New Variable Swaps”). The benefit realized (the difference between interest paid and interest received) as a result of the Old and New Variable Swaps was $4.2 million and $1.5 million in 2004 and 2005, respectively, and $0.4 million of expense in 2006. The incremental expenses/benefits of the Old and New

Variable swaps are included in interest expense, other, net in the accompanying Consolidated Statements of Income.

These changes and other changes in other interest expense are summarized in the schedule below:

	2005	2006
	Increase/(Decrease) in Interest Expense (in millions)	Increase/(Decrease) in Interest Expense (in millions)
Interest rates –
• Changes in the average interest rate on the revolving facilities (4.14% in 2004, 5.94% in 2005 and 6.81% in 2006)	$6.0	$2.2
• Rate spread benefit due to repayment of revolving credit facilities with proceeds from 4.25% Convertible Notes issuance	(0.1)	(1.4)

Debt balances –
• Increase/(Decrease) in debt balances	(1.3)	(3.6)

Other factors –
• Decrease/(increase) in capitalized interest	0.5	(1.3)
• Incremental interest savings related to the Fixed Swaps	(4.2)	(1.3)
• Incremental interest expense related to the Old and New Variable Swaps	2.6	1.9
• Increase in other expense, net	0.4	0.9

	$3.9	$(2.6)

Other Income / Expense, Net

Other income / expense increased approximately $0.6 million in 2006 compared to 2005 due mostly to fees related to the termination of the 2001 Revolving Credit Facility, as amended.

Provision for Income Taxes

The effective tax rate from continuing operations was 40.4% in 2006 and 37.4% in 2005. The effective rate from continuing operations decreased in 2005 to 37.4% from 38.0% in 2004. The effective rate in 2006 was higher than 2005 primarily due to the effect of adjustments in certain tax planning strategies and due to the shift of taxable income to states with higher tax rates in 2006. We expect the effective tax rate in future periods to fall within a range of 37 % to 39%.

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our 2006 Credit Facility and offerings of debt and equity securities to meet these requirements.

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

A significant portion of our cash flow is used to fund dealership acquisitions. Following is a summary of acquisition activity in recent years:

	(in millions)
Acquisitions	Subsequent Year Revenues	Cash Portion of Purchase Price (net of cash acquired)
2003	$362.7	$113.6
2004	589.4	268.7
2005	448.9	138.8
2006 (a)	250.8	110.4

(a)	Revenues are estimated

Prior to 2004, we had maintained a long-term debt to total capital ratio of approximately 48% to 52% depending on the timing of our dealership acquisitions. We expect our acquisition activity to approximate 10% to 15% of annual revenues each year and 2007 activity to be weighted toward the latter half of the year. We believe it prudent to maintain our long-term debt to total capital ratio of 35% to 40% over the next few years. At December 31, 2006, our long-term debt to total capital ratio net of cash and cash equivalents was 39.4%. Our long-term debt structure consists of the 2006 Credit Facility due in 2010 and various senior subordinated notes due or redeemable in 2009, 2010, 2013 and 2015. These are discussed in more detail below. We believe the combination of cash flows from operations, floor plan facilities, the availability under our 2006 Credit Facility (approximately $252.1 million was available under the 2006 Revolving Credit Sub-Facility at December 31, 2006) and our ability to raise funds in the public capital markets is sufficient to fund both our working capital needs and the targeted acquisition level discussed above.

Long-Term Debt and Credit Facilities

2006 Credit Facility

On February 17, 2006, we entered into a new four-year syndicated credit facility (the “2006 Credit Facility”) with 14 financial institutions, including three manufacturer-affiliated finance companies, providing for up to $1.2 billion in revolving credit and floor plan financing. The 2006 Credit Facility replaces the 2001 Revolving Credit Facility, as amended, (which was terminated February 17, 2006) and a portion of our existing floor plan financing arrangements.

The 2006 Credit Facility has a borrowing limit of $1.2 billion, which may be expanded up to $1.45 billion in total credit availability upon satisfaction of certain conditions. Under the terms of the 2006 Credit Facility, up to $700.0 million is available for new vehicle inventory floor plan financing (the “2006 New Vehicle Floor Plan Sub-Facility”), up to $150.0 million is available for used vehicle inventory floor plan financing (the “2006 Used Vehicle Floor Plan Sub-Facility”) and up to $350.0 million is available for working capital and general corporate purposes (the “2006 Revolving Credit Sub-Facility”). The amount available for borrowing under the 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit under the 2006 Revolving Credit Sub-Facility. The 2006 Revolving Credit Sub-Facility matures on February 17, 2010. The 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility mature on the earlier of February 17, 2010 or upon demand by the administrative agent at the request of more than 80% of the lenders under those facilities.

At December 31, 2006, our 2006 Revolving Credit Sub-Facility had a borrowing limit of $350.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base exceeded the borrowing limit at December 31, 2006). The amount available to be borrowed under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At December 31, 2006, we had $77.8 million in letters of credit outstanding and $252.1 million of borrowing availability.

The amounts outstanding under the 2006 Revolving Credit Sub-Facility bear interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid is from 1.75% above LIBOR to 2.75% above LIBOR. The weighted average rate of the 2006 Revolving Credit Sub-Facility during the year ended December 31, 2006 was 6.81%. In addition, there is a quarterly commitment fee payable by us on the unused portion of the 2006 Revolving Credit Sub-Facility according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid for the quarterly commitment fee is 0.20% to 0.45% on the unused portion of the 2006 Revolving Credit Sub-Facility.

The amounts outstanding under the 2006 New Vehicle Floor Plan Sub-Facility bear interest at 1.00% above LIBOR. The amounts outstanding under the 2006 Used Vehicle Floor Plan Sub-Facility bear interest at 1.125% above LIBOR. In addition, there are quarterly commitment fees of 0.20% payable by us on the unused portion of both the 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility.

Under the terms of collateral documents entered into with the lenders under the 2006 Credit Facility, outstanding balances under the 2006 Credit Facility are secured by a pledge of substantially all of our assets and the assets of substantially all of our domestic subsidiaries, which domestic subsidiaries also guarantee our obligations under the 2006 Credit Facility, and the pledge of certain additional collateral by one of our affiliates. The collateral for the New Credit Facility also includes the pledge of the stock or equity interests of our dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

We agreed under the 2006 Credit Facility not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2006 Credit Facility contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Specifically, the 2006 Credit Facility permits cash dividends on our Class A and Class B common stock so long as no event of default or unmatured default (as defined in the New Credit Facility) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, we remain in compliance with other terms and conditions of the 2006 Credit Facility.

The 2006 Credit Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2006 Credit Facility.

On February 17, 2006, in conjunction with the entrance into the 2006 Credit Facility, we and substantially all of our domestic subsidiaries entered into collateral documents with the lenders, pursuant to which we and substantially all of our domestic subsidiaries granted a security interest in substantially all their assets to secure our obligations under the 2006 Credit Facility, including a pledge of the stock or equity interests of our dealership franchise subsidiaries except where such a pledge is prohibited by the applicable vehicle manufacturer. This grant of security interests replaces the grant under the 2001 Revolving Credit Facility, as amended.

2001 Revolving Credit Facility, as Amended

Prior to entering into the 2006 Credit Facility, we utilized the 2001 Revolving Credit Facility, as amended. This facility was with Ford Credit, DaimlerChrysler Financial, Toyota Financial, Bank of America, JP Morgan

Chase Bank and Merrill Lynch and had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates. The amounts outstanding under the Revolving Facility bore interest at 2.55 percentage points above LIBOR. The Revolving Facility included an annual commitment fee equal to 0.25% of the unused portion of the Revolving Facility.

Senior Subordinated 8.625% Notes

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

Convertible Senior Subordinated Notes

In May 2002, we issued $149.5 million in aggregate principal amount of convertible senior subordinated notes (“2002 Convertibles”) with net proceeds, before expenses, of approximately $145.1 million. The 2002 Convertibles are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at our option after May 7, 2005. The redemption premiums for the twelve-month periods beginning May 7 of the years 2005, 2006, 2007 and 2008 are 103.00%, 102.25%, 101.50% and 100.75%, respectively. Our obligations under the 2002 Convertibles are not guaranteed by any of our subsidiaries. The 2002 Convertibles are convertible into shares of Class A common stock, at the option of the holder, based on certain conditions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of this financing. None of the conversion features on the 2002 Convertibles were triggered in 2006 and none of the 2002 Convertibles were redeemed in 2006.

In November and December 2005, we issued $160.0 million in aggregate principal amount of convertible senior subordinated notes (“2005 Convertibles”) with net proceeds, before expenses, of approximately $156.2 million. The 2005 Convertibles bear interest at an annual rate of 4.25% until November 30, 2010 and 4.75% thereafter. The net proceeds were used to repay a portion of the amounts outstanding under our 2001 Revolving Credit Facility, as amended, and to pay the net cost of convertible note hedge and warrant transactions. The 2005 Convertibles are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on November 30, 2015 and are redeemable on or after October 31, 2010. Our obligations under the 2005 Convertibles are not guaranteed by any of our subsidiaries. Holders of the 2005 Convertibles may convert them into cash and shares of our Class A common stock based on certain conditions. Upon conversion of the 2005 Convertibles, we will be required to deliver cash equal to the lesser of the aggregate principal amount of the 2005 Convertibles being converted or our total conversion obligation. If our total conversion obligation exceeds the aggregate principal amount of the 2005 Convertibles being converted, we will deliver shares of our Class A common stock to the extent of the excess amount, if any. We used $18.5 million of the net proceeds from the sale of the 2005 Convertibles to pay the net cost of convertible note hedge and warrant transactions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of this financing and the convertible note hedge and warrant transactions. None of the conversion features on the 2005 Convertibles were triggered in 2006.

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

The Mortgage Facility

We had approximately $100 million of borrowing availability related to a revolving real estate and construction (the “Construction Loan”) and mortgage refinancing (the “Permanent Loan”) line of credit with Toyota Credit (collectively, the “Mortgage Facility”). Subsequent to December 31, 2006, this line of credit was terminated. There were no borrowings outstanding during the years ended December 31, 2005 and 2006.

Floor Plan Facilities

We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities. These floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for our floor plan facilities was 4.4% for 2005 and 6.0% for 2006. Our floor plan interest expense is partially offset by amounts received from manufacturers, in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In 2006, we recognized approximately $42.2 million in manufacturer assistance, which resulted in an effective borrowing rate under the floor plan facilities of approximately 2.3%. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.

Prior to February 17, 2006, we engaged in financing our new vehicle inventory with DaimlerChrysler Financial Company, LLC (“DaimlerChrysler Financial”), Ford Motor Credit Company (“Ford Credit”), General Motors Acceptance Corporation (“GMAC”), Toyota Financial Services (“Toyota Financial”), Bank of America and JP Morgan Chase Bank. On February 17, 2006 and shortly thereafter, we also entered into or renewed separate floor plan credit arrangements with DaimlerChrysler Services North America LLC, Ford Motor Credit Company, General Motors Acceptance Corporation and BMW Financial Services NA, LLC. These separate floor plan credit facilities provide a total of approximately $617.0 million of availability to finance new vehicle inventory purchased from the respective manufacturer affiliates of these captive finance companies and

$150.0 million of availability to finance used vehicle inventory. Each of these separate floor plan facilities bear interest at variable rates based on prime and LIBOR. Our obligation under each of these separate floor plan facilities are secured, or will be secured, by liens on all of the new vehicle inventory financed under the respective floor plan credit facility, as well as the proceeds from the sale of such vehicles, and certain other collateral.

Covenants and Default Provisions

Noncompliance with covenants, including a failure to make any payment when due, under our 2006 Credit Facility, floor plan facilities, 8.625% Notes, 2002 Convertibles and 2005 Convertibles (collectively, our “Material Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2006 Credit Facility. A default under our New Credit Facility would constitute a default under our floor plan facilities and could entitle these lenders to accelerate our repayment obligations under the one or more of the floor plan facilities. A default under our 2006 Credit Facility and one or more floor plan facilities would not result in a default under our 8.625% Notes, 2002 Convertibles or 2005 Convertibles unless our repayment obligations under the 2006 Credit Facility, Mortgage Facility and/or one or more of the floor plan facilities were accelerated. An acceleration of our repayment obligation under any of our Material Debt Agreements could result in an acceleration of our repayment obligations under our other Material Debt Agreements. We expect to be in compliance with the covenants for all of our long-term debt agreements for the foreseeable future. We were in compliance with all of the restrictive and financial covenants on all of our floor plan and long-term debt facilities required to be submitted as of and for the period ended December 31, 2006. The 2006 Credit Facility includes the following financial covenants:

Covenant	Required
Consolidated liquidity ratio	≥	1.15
Consolidated fixed charge coverage ratio	≥	1.20
Consolidated total senior secured debt to EBITDA ratio	≤	2.25

Acquisitions and Dispositions

During 2006, we acquired eight franchises for a combined purchase price of $110.4 million in cash. The cash utilized for these acquisitions was financed by cash generated from our existing operations and by borrowings under our revolving credit facilities. During 2006, we disposed of 12 franchises. These disposals generated cash of $51.0 million.

In January 2007, we purchased two franchises for $16.5 million in cash.

Sale-Leaseback Transactions

In an effort to generate additional cash flow, we periodically seek to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions are sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-20 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. In 2006, we sold $26.6 million in dealership property and equipment in sale-leaseback transactions. There were no material gains or losses on these sales.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in 2006 were approximately $99.8 million, of which approximately $66.0 million related to the construction of new dealerships and collision repair centers and real estate acquired in connection with such construction. Once completed, these new dealerships and collision repair centers are either held or sold in sale-leaseback transactions. New dealership and collision repair center capital expenditures incurred during 2006 expected to be sold within a year or sold in 2006 in sale-leaseback transactions were $40.5 million. We do not expect any significant gains or losses from these sales. As of December 31, 2006, commitments for facilities construction projects totaled approximately $13.4 million. We expect $7.8 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

Our Board of Directors has authorized us to expend up to $185.0 million to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In 2006, we repurchased 584,000 shares for approximately $15.1 million which was offset by proceeds received from the exercise of stock options under stock compensation plans of $19.2 million. As of December 31, 2006 we had $12.2 million remaining under our Board authorization.

Dividends

Our Board of Directors approved four quarterly cash dividends totaling $0.48 per share during 2006. On February 27, 2007, our Board of Directors approved a dividend of $.12 per share for shareholders of record on March 15, 2007 that will be paid on April 15, 2007. We intend to pay dividends in the future based on available cash flows, covenant compliance and other factors. See Note 6 to our Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

Since the majority of our inventories are financed through floor plan notes payable and a significant portion of our receivables represent contracts in transit which are typically funded within ten days of the sale of the vehicle, we are not required to make significant investments in working capital that would negatively impact our operating cash flows.

In 2006, cash flows used by operations were $61.9 million. Cash used in investing activities in 2006 was $118.0 million, the majority of which was related to dealership acquisitions and capital expenditures on construction in progress projects offset by proceeds received from dealership dispositions and the sales of property and equipment. Net cash provided by financing activities was $185.0 million, comprised mostly of the increase of floor plan notes payable—non-trade offset by net payments on our revolving credit facilities.

During the third quarter of 2006, we generated cash of approximately $26.8 million from the sale of a portion of Cornerstone’s notes receivable to a third party. This inflow of cash is included in cash flows from operating activities, change in receivables, in the accompanying consolidated statements of cash flows for the year ended December 31, 2006. This transaction resulted in no material gains or losses. The proceeds from the sale were used to pay down our 2006 Credit Facility. Cornerstone’s outstanding notes receivable at December 31, 2006 were $28.5 million, net of an allowance for credit losses of $4.9 million. We are currently evaluating strategic alternatives for our wholly owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”), which include selling all or a portion of Cornerstone’s outstanding notes receivable. We anticipate that proceeds from either type of sale will be used to reduce our leverage.

Our Consolidated Statement of Cash Flows includes both continuing and discontinued operations. Net cash used in operating activities associated with discontinued operations was approximately $61.4 million and was substantially comprised of an adjustment for depreciation, gains on the disposal of franchises and property and equipment and changes in assets and liabilities that relate to dealership operations. In our Consolidated Statement of Cash Flows, cash flows from investing activities includes the line item “Proceeds from sale of franchises” which is entirely related to discontinued operations. With the exception of “Proceeds from sale of franchises” in the amount of $51.0 million and “Net payments on notes payable—floor plan—non-trade” in the amount of $2.2 million, cash flows from investing and financing activities contain an immaterial amount of cash flows from discontinued operations. Since discontinued operations typically contain unprofitable franchises, the absence of these cash flows would generally increase consolidated cash flows from operations.

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

Future Liquidity Outlook

Our future contractual obligations are as follows:

	(Amounts in thousands)
	2007	2008	2009	2010	2011	Thereafter	Total
Floor Plan Facilities (1)	$1,160,749	$—	$—	$—	$—	$—	$1,160,749
Long-Term Debt (2)	2,707	2,842	131,353	179,777	3,051	281,604	601,334
Estimated Interest Payments on Floor Plan Facilities (3)	11,646	—	—	—	—	—	11,646
Estimated Interest Payments on Long-Term Debt (4)	42,115	41,771	37,124	33,967	1,445	2,884	159,306
Operating Leases	129,369	121,795	110,798	108,443	111,080	832,624	1,414,109
Construction Contracts	13,399	—	—	—	—	—	13,399
Other Purchase Obligations	10,085	5,299	3,515	—	—	—	18,899
Acquisition Purchase Commitments (5)	16,457	—	—	—	—	—	16,457

Total	$1,386,527	$171,707	$282,790	$322,187	$115,576	$1,117,112	$3,395,899

(1)	Floor plan facilities includes amounts classified as liabilities associated with assets held for sale.
(2)	Amounts under the 8.625% Notes and the 2002 Convertibles are redeemable at our option (see preceding discussion regarding long-term debt and credit facilities) but have been classified in this schedule according to contractual maturity. The 2005 Convertibles are redeemable at both our option and the option of the holders of the 2005 Convertibles in November 2010 and have, therefore, been classified for maturity in 2010.
(3)	Floor plan facilities balances (including amounts classified as liabilities associated with assets held for sale) are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2006 floor plan facilities balance, the weighted average interest rate for the fourth quarter of 2006 of 6.81% and the assumption that floor plan facilities balances at December 31, 2006 would be relieved within sixty days in connection with the sale of the associated vehicle inventory.
(4)	Estimated interest payments calculated assuming contractual maturities, no principal payments on the 2006 Revolving Credit Sub-Facility before the contractual maturity and the interest rate in effect at December 31, 2006 (7.32%) for the 2006 Revolving Credit Sub-Facility. Estimated interest payments do include net interest expense from our interest rate swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Interest Expense, Other, Net”, and “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk”, for discussion regarding our interest rate swaps.
(5)	Amount represents estimated purchase price of tangible and intangible assets net of floor plan facilities balances.

We believe our best source of liquidity for future growth remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2006 Revolving Credit Facility and our ability to raise funds in the public capital markets. Though uncertainties in the economic environment as well as uncertainties associated with geopolitical conflicts may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly traded debt securities, as market conditions warrant.

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

In connection with the issuance of the 2005 Convertibles we entered into convertible hedge and warrant transactions. The convertible note hedge and warrant transactions are designed to increase the effective conversion price per share of our Class A common stock from $24.14 to $33.00 and, therefore, mitigate the potential dilution upon conversion of the 2005 Convertibles at the time of conversion. The convertible note hedge and warrant transactions have been recorded at cost within stockholders’ equity on our Consolidated Financial Statements in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF No. 01-6, “The Meaning of “Indexed to a Company’s Own Stock“. See Note 1 to our Consolidated Financial Statements, Derivative Instruments and Hedging Activities, for a discussion regarding the convertible note hedge and warrant transactions.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $1,181.3 million at December 31, 2006 and approximately $1,174.8 million at December 31, 2005. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $14.5 million in 2006 and approximately $14.3 million in 2005. Of the total change in interest expense, approximately $10.9 million in 2006 and approximately $9.0 million in 2005 would have resulted from the floor plan facilities.

In addition to our variable rate debt, approximately 20% of our dealership facilities have monthly lease payments that fluctuate based on LIBOR interest rates. A change in interest rates of 100 basis points would have had an estimated impact on rent expense of approximately $2.9 million in 2006.

In order to reduce our exposure to market risks from fluctuations in interest rates, we had an interest rate swap agreement (the “Fixed Swap”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Fixed Swap matured June 6, 2006 and had a notional principal of $100.0 million. Under the terms of the Fixed Swap, we received interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and made interest payments at a fixed rate of 4.50%.

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

Future maturities of variable and fixed rate debt, and related interest rate swaps are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(Amounts in thousands, except for interest rates)
Liabilities
Long-term Debt:
Fixed Rate	2,465	2,599	131,353	159,691	3,051	281,604	580,763	649,169
Average Stated Interest Rate	10.19%	10.19%	5.32%	4.33%	10.19%	8.70%	6.75%
Variable Rate	242	243	—	20,086	—	—	20,571	20,571
Average Stated Interest Rate	8.00%	8.00%		7.32%			4.97%

Interest Rate Derivatives
Interest Rate Swaps:
Fixed to Variable	—	—	—	—	—	150,000	150,000	4,710
Average pay rate						3.83% +6 month LIBOR	3.83% + 6 month LIBOR
Receive rate						8.625%	8.625%

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

Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. During our last fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide a reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

During 2006, Sonic acquired six automotive dealerships which were not included in our assessment of the effectiveness of our internal control over financial reporting. As a result, management’s conclusion regarding the effectiveness of our internal control over financial reporting does not extend to these dealerships. These dealerships represented approximately 2.2% of Sonic’s 2006 revenues from continuing operations and 1.3% of Sonic’s 2006 revenues related to discontinued operations. See Note 2 to our accompanying Consolidated Financial Statements for additional information on these 2006 acquisitions.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been attested to by Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sonic Automotive, Inc.

Charlotte, North Carolina

We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that Sonic Automotive, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at RRR, LLC, RRR II, LLC, Fred Oakley Motors, Lynch Motors, Inc., Piercey South, Inc. and Freemont Motorcars (the “2006 Acquisitions”) which were acquired on January 9, 2006, January 9, 2006, March 6, 2006, April 24, 2006, July 11, 2006 and December 21, 2006, respectively, and whose financial statements constitute 0.2 percent and 3.9 percent of net and total assets, respectively, 2.2 percent of revenues, and 1.3 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the 2006 Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and application of the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.

/s/    DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 16, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is furnished by incorporation by reference to the information under the captions entitled “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Corporate Governance and Other Information—Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on April 19, 2007 (the “Proxy Statement”). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the captions entitled “Executive Compensation” and “Director Compensation for 2006” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is furnished by incorporation by reference to the information under the captions “General—Ownership of Voting Stock” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is furnished by incorporation by reference to all information under the captions “Certain Transactions” and “Election of Directors—Board and Committee Member Independence” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is furnished by incorporation by reference to the information under the caption “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(a) (1) Financial Statements: Consolidated Balance Sheets as of December 31, 2005 and 2006. Consolidated Statements of Income for the Years Ended December 31, 2004, 2005 and 2006. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006. Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006.

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

EXHIBIT NO.	DESCRIPTION
1.1*	Purchase Agreement dated November 18, 2005 among Sonic, Bank of America Securities LLC, J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to Sonic’s Current Report on Form 8-K filed November 23, 2005) (the “November 2005 Form 8-K”)).

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006)).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)

4.2*	Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

4.3*	Form of 5.25% Convertible Senior Subordinated Note due 2009 (incorporated by reference to Exhibit 4.2 to Sonic’s Amended Current Report on Form 8-K/A filed on May 6, 2002 (the “May 2002 Form 8-K/A”)).

4.4*	Supplemental Indenture by and among Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the May 2002 Form 8-K/A).

4.5*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).

4.6*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

4.7*	Form of 4.25% Convertible Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the November 2005 Form 8-K).

4.8*	Subordinated Indenture, dated as of May 7, 2002, among Sonic, the guarantors named there in and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed November 21, 2005).

EXHIBIT NO.	DESCRIPTION

4.9*	Second Supplemental Indenture dated as of November 23, 2005, between Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the November 2005 Form 8-K).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004). (1)

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report). (1)

10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report). (1)

10.5*	FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999 (incorporated by reference to Exhibit 4.1 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-95791)). (1)

10.6*	Employment Agreement dated November 4, 2004 between Sonic and Jeffrey C. Rachor (incorporated by reference to Exhibit 10.24 to the 2004 Annual Report). (1)

10.7*	Employment Agreement dated December 27, 2004 between Sonic and Mark J. Iuppenlatz (incorporated by reference to Exhibit 10.26 to the 2004 Annual Report). (1)

10.8*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 27, 2005). (1)

10.9*	Purchased call option confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the November 2005 Form 8-K).

10.10*	Purchased call option confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the November 2005 Form 8-K).

10.11*	Warrant confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the November 2005 Form 8-K).

10.12*	Warrant confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the November 2005 Form 8-K).

10.13*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)). (1)

EXHIBIT NO.	DESCRIPTION

10.14*	Credit Agreement, dated as of February 17, 2006 (the “Credit Agreement”), among Sonic; the subsidiaries of Sonic named therein; Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and Lender, Toyota Motor Credit Corporation, as Documentation Agent and Lender; and BMW Financial Services NA, LLC, Carolina First Bank, Comerica Bank, Fifth Third Bank, General Electric Capital Corporation, KeyBank National Association, Nissan Motor Acceptance Corporation, Sovereign Bank, SunTrust Bank, Wachovia Bank, National Association and World Omni Financial Corp., each as a Lender and, collectively, the “Lenders” (incorporated by reference to Exhibit 10.2 to the March 2006 Form 10-Q).

10.15*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Bank of America, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.32 to the March 2006 Form 10-Q).

10.16*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the March 2006 Form 10-Q).

10.17*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Toyota Motor Credit Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the March 2006 Form 10-Q).

10.18*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.6 to the March 2006 Form 10-Q).

10.19*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Carolina First Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the March 2006 Form 10-Q).

10.20*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Comerica Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.8 to the March 2006 Form 10-Q).

10.21*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Fifth Third Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.9 to the March 2006 Form 10-Q).

10.22*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of General Electric Capital Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.10 to the March 2006 Form 10-Q).

10.23*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of KeyBank National Association pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.11 to the March 2006 Form 10-Q).

10.24*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Nissan Motor Acceptance Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.12 to the March 2006 Form 10-Q).

10.25*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Sovereign Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the March 2006 Form 10-Q).

10.26*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of SunTrust Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.14 to the March 2006 Form 10-Q).

EXHIBIT NO.	DESCRIPTION

10.27*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.15 to the March 2006 Form 10-Q).

10.28*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of World Omni Financial Corp. pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.16 to the March 2006 Form 10-Q).

10.29*	Security Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.17 to the March 2006 Form 10-Q).

10.30*	Company Guaranty Agreement, dated as of February 17, 2006, by Sonic, as Guarantor, to Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.18 to the March 2006 Form 10-Q).

10.31*	Subsidiary Guaranty Agreement, dated as of February 17, 2006, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.19 to the March 2006 Form 10-Q).

10.32*	Securities Pledge Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.20 to the March 2006 Form 10-Q).

10.33	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement. (1)

10.34	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement. (1)

21.1	Subsidiaries of Sonic.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ DAVID P. COSPER
Mr. David P. Cosper
Chief Financial Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 16, 2007

/s/ B. SCOTT SMITH B. Scott Smith	President, Chief Strategic Officer and Director	March 16, 2007

/s/ DAVID P. COSPER David P. Cosper	Vice Chairman and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2007

/s/ WILLIAM R. BROOKS William R. Brooks	Director	March 16, 2007

/s/ WILLIAM P. BENTON William P. Benton	Director	March 16, 2007

/s/ WILLIAM I. BELK William I. Belk	Director	March 16, 2007

/s/ H. ROBERT HELLER H. Robert Heller	Director	March 16, 2007

/s/ JEFFREY C. RACHOR Jeffrey C. Rachor	Director	March 16, 2007

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 16, 2007

/s/ VICTOR H. DOOLAN Victor H. Doolan	Director	March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sonic Automotive, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for compensation expense for share-based awards to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Also, as discussed in Note 1 to the consolidated financial statements, the Company applied the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 16, 2007

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2006

(Dollars in thousands)

	December 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$7,566	$12,696
Receivables, net	396,225	385,849
Inventories	1,016,457	991,984
Assets held for sale	73,837	160,571
Construction in progress expected to be sold in sale-leaseback transactions	95,131	26,198
Other current assets	27,484	35,834

Total current assets	1,616,700	1,613,132
Property and Equipment, net	148,267	220,551
Goodwill, net	1,122,538	1,155,428
Other Intangible Assets, net	88,696	94,136
Other Assets	49,300	41,517

Total Assets	$3,025,501	$3,124,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable—floor plan—trade	$579,022	$377,943
Notes payable—floor plan—non-trade	410,296	686,515
Trade accounts payable	91,101	68,016
Accrued interest	17,378	19,336
Other accrued liabilities	167,060	180,884
Liabilities associated with assets held for sale—trade	45,953	54,229
Liabilities associated with assets held for sale—non-trade	6,937	42,063
Current maturities of long-term debt	2,747	2,707

Total current liabilities	1,320,494	1,431,693
Long-Term Debt	712,311	598,627
Other Long-Term Liabilities	29,479	39,570
Deferred Income Taxes	132,419	151,034
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 40,561,149 shares issued and 29,945,785 shares outstanding at December 31, 2005; 41,890,540 shares issued and 30,691,576 shares outstanding at December 31, 2006	403	416
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2005 and December 31, 2006	121	121
Paid-in capital	433,654	464,011
Retained earnings	542,374	598,293
Accumulated other comprehensive income	20	—
Deferred compensation related to restricted stock	(1,829)	—
Treasury stock, at cost (10,615,364 Class A shares held at December 31, 2005 and 11,198,964 Class A shares held at December 31, 2006)	(143,945)	(159,001)

Total stockholders’ equity	830,798	903,840

Total Liabilities and Stockholders’ Equity	$3,025,501	$3,124,764

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2005 and 2006

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006
Revenues:
New vehicles	$3,972,790	$4,483,920	$4,897,284
Used vehicles	1,013,817	1,126,651	1,275,020
Wholesale vehicles	438,848	498,589	493,512

Total vehicles	5,425,455	6,109,160	6,665,816
Parts, service and collision repair	879,176	988,432	1,114,870
Finance, insurance and other	165,419	181,128	191,388

Total revenues	6,470,050	7,278,720	7,972,074
Cost of sales	5,477,796	6,161,675	6,740,492

Gross profit	992,254	1,117,045	1,231,582
Selling, general and administrative expenses	772,042	850,450	939,825
Depreciation and amortization	14,429	18,390	23,409

Operating income	205,783	248,205	268,348
Other income / (expense):
Interest expense, floor plan	(22,286)	(35,493)	(59,609)
Interest expense, other, net	(41,456)	(45,368)	(42,785)
Other income / (expense), net	44	45	(597)

Total other expense	(63,698)	(80,816)	(102,991)

Income from continuing operations before taxes	142,085	167,389	165,357
Provision for income taxes	53,940	62,545	66,791

Income from continuing operations	88,145	104,844	98,566
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(2,271)	(16,647)	(26,090)
Income tax benefit	197	3,664	8,641

Loss from discontinued operations	(2,074)	(12,983)	(17,449)

Net income	$86,071	$91,861	$81,117

Basic earnings (loss) per share:
Earnings per share from continuing operations	$2.13	$2.51	$2.33
Loss per share from discontinued operations	(0.05)	(0.31)	(0.41)

Earnings per share	$2.08	$2.20	$1.92

Weighted average common shares outstanding	41,375	41,817	42,336

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$2.04	$2.40	$2.22
Loss per share from discontinued operations	(0.04)	(0.28)	(0.37)

Earnings per share	$2.00	$2.12	$1.85

Weighted average common shares outstanding	45,217	45,533	46,265

Dividends declared per common share	$0.44	$0.48	$0.48

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2005 and 2006

(Dollars and shares in thousands)

	Class A Common Stock		Class B Common Stock		Deferred Compensation Related to Restricted Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2003	38,589	$384	12,029	$121	$—	$416,892	$402,799	$(117,444)	$(4,419)	$698,333
Shares awarded under stock compensation plans	1,391	13	—	—	(3,570)	19,341	—	—	—	15,784	—
Purchases of treasury stock	—	—	—	—	—		—	(20,917)	—	(20,917)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	5,270	—	—	—	5,270	—
Fair value of interest rate swap agreements, net of tax expense of $2,040	—	—	—	—	—	—	—	—	3,191	3,191	3,191
Restricted stock amortization					162					162
Net income	—	—	—	—	—	—	86,071	—	—	86,071	86,071
Dividends ($0.44 per share)	—	—	—	—	—	—	(18,207)	—	—	(18,207)	—

BALANCE AT DECEMBER 31, 2004	39,980	$397	12,029	$121	$(3,408)	$441,503	$470,663	$(138,361)	$(1,228)	$769,687	$89,262

Shares awarded under stock compensation plans	631	7	—	—	(651)	9,873	—	—	—	9,229	—
Stock-based compensation—stock options	—	—	—	—	—	114	—	—	—	114	—
Purchases of treasury stock	—	—	—	—	—	—	—	(5,584)	—	(5,584)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	1,504	—	—	—	1,504	—
Income tax benefit associated with convertible note hedge	—	—	—	—	—	175	—	—	—	175	—
Fair value of interest rate swap agreements, net of tax expense of $798	—	—	—	—	—	—	—	—	1,248	1,248	1,248
Restricted stock amortization	—	—	—	—	1,485		—	—	—	1,485	—
Restricted stock forfeiture	(50)	(1)	—	—	745	(1,055)	—	—	—	(311)	—
Purchase of convertible note hedge and warrants, net	—	—	—	—	—	(18,460)	—	—	—	(18,460)	—
Net income	—	—	—	—	—	—	91,861	—	—	91,861	91,861
Dividends ($0.48 per share)	—	—	—	—	—	—	(20,150)	—	—	(20,150)	—

BALANCE AT DECEMBER 31, 2005	40,561	$403	12,029	$121	$(1,829)	$433,654	$542,374	$(143,945)	$20	$830,798	$93,109

Adoption of SAB 108	—	—	—	—	—	—	(4,607)	—	—	(4,607)	—
Adoption of SFAS No. 123-R	—	—	—	—	1,829	(1,829)	—	—	—	—	—
Shares awarded under stock compensation plans	1,329	13	—	—	—	19,226	—	—	—	19,239	—
Purchases of treasury stock	—	—	—	—	—	—	—	(15,056)	—	(15,056)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	4,396	—	—	—	4,396	—
Income tax benefit associated with convertible note hedge	—	—	—	—	—	1,762	—	—	—	1,762	—
Fair value of interest rate swap agreements, net of tax benefit of $13	—	—	—	—	—	—	—	—	(20)	(20)	(20)
Stock-based compensation expense						4,511				4,511
Restricted stock amortization	—	—	—	—		2,291	—	—	—	2,291	—
Restricted stock forfeiture	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	81,117	—	—	81,117	81,117
Dividends ($0.48 per share)	—	—	—	—	—	—	(20,591)	—	—	(20,591)	—

BALANCE AT DECEMBER 31, 2006	41,890	$416	12,029	$121	$—	$464,011	$598,293	$(159,001)	$—	$903,840	$81,097

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,071	$91,861	$81,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	17,131	21,982	23,903
Provision for bad debt expense	7,638	13,078	9,210
Other amortization	281	309	715
Debt issuance cost amortization	526	401	1,054
Debt discount amortization, net of premium amortization	78	77	691
Stock—based compensation expense	162	1,288	6,802
Deferred income taxes	15,781	30,731	10,572
Equity interest in earnings of investees	(807)	(819)	(915)
Impairment of franchise agreements	1,075	—	2,525
Impairment of property and equipment	3,188	1,950	10,988
(Gain)/Loss on disposal of franchises and property and equipment	(4,577)	6	(3,582)
Loss on exit of leased dealerships	—	649	9,598
Changes in assets and liabilities that relate to operations:
Receivables	(58,044)	(49,770)	1,472
Inventories	28,055	36,123	(20,049)
Other assets	10	(17,589)	15,079
Notes payable—floor plan—trade	70,049	(40,535)	(192,803)
Trade accounts payable and other liabilities	92,210	(5,661)	(18,241)

Total adjustments	172,756	(7,780)	(142,981)

Net cash provided by/(used in) operating activities	258,827	84,081	(61,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(268,666)	(138,760)	(110,371)
Purchases of property and equipment	(105,603)	(81,638)	(99,848)
Proceeds from sales of property and equipment	68,136	26,435	40,698
Proceeds from sale of franchises	54,957	61,572	50,961
Distributions from equity investees	—	500	600

Net cash used in investing activities	(251,176)	(131,891)	(117,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings/(repayments) on notes payable floor plan—non-trade	(3,214)	32,060	311,344
Borrowings on revolving credit facilities	742,610	671,776	849,758
Repayments on revolving credit facilities	(799,537)	(778,663)	(961,418)
Proceeds from long-term debt	164	156,159	—
Debt issuance costs	—	(640)	(2,776)
Purchase of convertible note hedge and warrants, net	—	(18,460)	—
Payments on long-term debt	(2,537)	(2,094)	(1,889)
Purchases of treasury stock	(20,917)	(5,584)	(15,056)
Income tax benefit associated with stock compensation plans	5,270	1,504	4,396
Income tax benefit associated with convertible hedge	—	175	1,762
Issuance of shares under stock compensation plans	15,784	9,229	19,239
Dividends paid	(17,365)	(20,077)	(20,406)

Net cash provided by/(used in) financing activities	(79,742)	45,385	184,954

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,091)	(2,425)	5,130
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	82,082	9,991	7,566

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,991	$7,566	$12,696

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in accrual for purchases of property and equipment	$(1,226)	$514	$(598)
Adoption of SAB 108	$—	$—	$(4,607)
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Restricted stock issuance	$3,570	$651	$4,118
Restricted stock forfeiture	$—	$(745)	$—
Long-term debt assumed in purchase of business, including premium of $7,254	$33,824	$—	$—
Change in fair value of cash flow hedging instruments (net of tax expense/(benefit) of $2,040, $798 and $(13) in 2004, 2005 and 2006, respectively)	$3,191	$1,248	$(20)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amount capitalized	$74,398	$91,853	$114,538
Income taxes	$14,731	$30,434	$46,329

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue), operating 171 dealership franchises and 37 collision repair centers throughout the United States as of December 31, 2006. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 2006, Sonic sold a total of 36 foreign and domestic brands of new vehicles.

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

Reclassifications—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, individual franchises sold, terminated or classified as held for sale are required to be reported as discontinued operations. During 2006, Sonic completed the disposal of 12 automobile franchises, and had approved, but not yet completed, the disposition of 30 additional franchises. In accordance with the provisions of SFAS No. 144, the results of operations of these franchises for the years ended December 31, 2004, 2005 and 2006 are reported as discontinued operations for all periods presented. Many of the provisions of SFAS No. 144 involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods Sonic determines that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income are reclassified in order to reflect the current classification.

Sonic has corrected its presentation within the consolidated statements of cash flows related to borrowings and repayments under its revolving credit facilities. Such borrowings and repayments which were formally presented net, are now presented gross. This correction had no effect on total cash flows provided from financing activities.

In addition, in order to maintain consistency and comparability between periods, certain other amounts in Sonic’s consolidated financial statements have been reclassified from previously reported balances to conform to the current year presentation.

Recent Accounting Pronouncements—In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. In years prior to 2006, Sonic used the “rollover” method as described in SAB 108 in evaluating the effect of misstatements in its financial statements. Based on utilizing the “rollover” method in prior years, Sonic had determined that certain misstatements were not material to its overall financial statement presentation. These misstatements relate to the recorded amount of accruals pertaining to bonuses and vacation obligations. A portion of the misstatements resulted from Sonic’s policy of expensing bonuses in the period the items were paid rather than in the period they became payable and thus understated accrued liabilities, and overstated retained earnings. This accounted for approximately $0.7 million of the after-tax charge to beginning retained earnings as described below. In addition, prior to 2004, Sonic had accrued for the vested

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vacation earned by its associates in the prior period but had did not accrue for the vacation earned in the current period which had not yet vested. The result was an understatement of accrued liabilities and an overstatement of retained earnings. This accounted for $3.9 million of the after-tax charge to retained earnings described below. Each of the misstatements originated in years prior to 2004. Sonic evaluated the effect of these misstatements under both the “rollover method” and the “iron curtain” method in 2006 as prescribed by SAB 108. As a result of this evaluation, Sonic determined that although these misstatements continued to be immaterial under the “rollover” method, the misstatements were material to the financial statements when measured under the “iron curtain” method. As allowed in the initial year of adoption, Sonic has corrected the misstatements in 2006 with a charge to 2006 beginning retained earnings of approximately $4.6 million, net of associated taxes of $2.8 million, with offsets increasing other accrued liabilities by $7.4 million.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 prescribes financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. Sonic is currently evaluating the provisions of FIN No. 48, which will be effective for Sonic in the first quarter of 2007, and has not determined the impact on Sonic’s consolidated operating results, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for Sonic. Sonic is currently reviewing the provisions of SFAS No. 157 to determine the impact on its consolidated operating results, financial position and cash flows.

In February 2007, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Sonic is currently reviewing the provisions of SFAS No. 159 to determine the impact on its consolidated operating results, financial position and cash flows.

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

Sonic also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts, the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale. As of December 31, 2005 and 2006, the amounts recorded as allowances for commission chargeback reserves were $12.9 million and $15.1 million, respectively. The majority of these amounts recorded as allowances for commission chargeback reserves were classified in the accompanying Consolidated Financial Statements as other accrued liabilities and the remaining amount was classified as other long-term liabilities.

Floor Plan Assistance—Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts included in cost of sales were $31.8 million, $33.5 million and $36.8 million for the years ended December 31, 2004, 2005 and 2006, respectively. There was an additional $8.8 million, $7.4 million and $5.4 million in floor plan assistance related to discontinued operations for the years ended December 31, 2004, 2005 and 2006, respectively.

Contracts in Transit—Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying Consolidated Balance Sheets and totaled $161.0 million at December 31, 2005 and $171.2 million at December 31, 2006.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment expense related to property and equipment of $3.6 million was recorded in selling, general and administrative expenses during the year ended December 31, 2006. This impairment expense was related to decisions to abandon several construction projects and current market information which indicated that the fair value of land parcels held for sale was less than the recorded value. Additional property and equipment impairment charges of $7.4 million were recorded during 2006 in discontinued operations. This impairment expense was recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises and recorded balances.

In 2005, property and equipment impairment charges totaling $1.2 million were recorded in selling, general and administrative expenses relating to the abandonment of construction projects and the abandonment and disposal of dealership equipment. These construction project impairment charges were recorded in connection with the decision to abandon the construction projects. The dealership equipment impairment charges were recorded in connection with the decision to downsize certain wholesale parts operations. Additional property and equipment impairment charges of $1.4 million were recorded during 2005 in discontinued operations relating to the abandonment of construction projects and the write-down of leasehold improvements for franchises classified as assets held for sale. The construction projects were abandoned in connection with the decision to sell the related franchises. The impairment charge for leasehold improvements relates to the difference between the discounted cash flows of sublease receipts, net of amounts owed under the lease, for property where the leasehold improvements reside and the carrying value of the leasehold improvements. An impairment charge for the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leasehold improvements was recorded when it was determined that Sonic would not recover the carrying value of the leasehold improvements when considering the lease costs net of sublease receipts.

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

Sonic had utilized two separate interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of the LIBOR-based variable rate debt to a fixed rate. The first swap agreement matured October 31, 2004 and had a notional principal amount of $100.0 million. The second swap agreement matured June 6, 2006 and had a notional principal of $100.0 million. Under the terms of the first swap agreement, Sonic received interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and made interest payments at a fixed rate of 3.88%. Under the terms of the second swap agreement, Sonic received interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and made interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the Fixed Swaps was $5.4 million, $1.2 million in 2004 and 2005, respectively, and a benefit of $0.1 million in 2006, and has been included in interest expense, other, net in the accompanying Consolidated Statements of Income. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive (loss)/income, net of related income taxes, in the accompanying Consolidated Statements of Stockholders’ Equity.

In 2003, Sonic entered into five separate interest rate swaps totaling $150.0 million (collectively the “Old Variable Swaps”) to effectively convert a portion of the Company’s fixed rate debt to a LIBOR-based variable rate debt. Under the Old Variable Swaps’ agreements, Sonic received 8.625% on the notional amounts, paid interest payments on the notional amounts at a rate equal to the six month LIBOR in arrears (as determined on February 15 and August 15 of each year) plus a spread ranging from 3.50% to 3.84% with a weighted average

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

spread of 3.64%, through the expiration of August 15, 2013 and were designated and qualified as fair value hedges. In the second quarter of 2005, Sonic canceled all of the Old Variable Swaps. The Old Variable Swaps had a collective mark-to-market of a $0.4 million loss at cancellation. In connection with this cancellation, Sonic entered into five separate new interest rate swaps with identical terms to the Old Variable Swaps except that Sonic pays a variable rate equal to the fixed six month LIBOR rate which will be fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% (with a weighted average spread of 3.83%) (collectively, the “New Variable Swaps”). The New Variable Swaps have been designated and qualify as fair value hedges and, as a result, the fair value of the New Variable Swaps of $3.7 million has been recorded against the associated fixed rate long-term debt with an equal offsetting amount of $3.7 million recorded as a derivative liability within other long-term liabilities. The benefit realized (the difference between interest paid and interest received) as a result of the Old and New Swaps was $4.2 million, $1.5 million in 2004 and 2005, respectively, and expense of $0.4 million in 2006, and has been included in interest expense, other, net in the accompanying Consolidated Statements of Income.

In connection with the issuance of Sonic’s 4.25% Convertible Senior Subordinated Notes due 2015 in 2005 (the “2005 Convertibles”), Sonic purchased five year call options on Sonic’s Class A common stock (collectively, the “Purchased Options”) from the initial purchasers of the 2005 Convertibles. Under the terms of the Purchased Options, which become exercisable upon conversion of the 2005 Convertibles, Sonic has the right to purchase a total of approximately 6.6 million shares of Sonic’s Class A common stock from the counterparties at a purchase price of $24.14 per share and are net share settleable upon conversion of the 2005 Convertibles. The total cost of the Purchased Options was $27.5 million, which was recorded in stockholders’ equity on the accompanying audited consolidated financial statements in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF No. 01-6, “The Meaning of “Indexed to a Company’s Own Stock”. Sonic anticipates that the cost of the Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 2005 Convertibles (five years). The tax benefit of this original issue discount deduction will be recorded as a credit to stockholders’ equity as the deduction occurs.

The cost of the Purchased Options was partially offset by the sale of warrants to acquire shares of Sonic’s Class A common stock from Sonic with a term of five years (collectively, the “Warrants”) to the same counterparties with whom Sonic entered into the Purchased Options. The Warrants are exercisable for a total of approximately 7.0 million shares of Sonic’s Class A common stock at an exercise price of $33.00 per share subject to adjustment (at the sole reasonable discretion of the counterparties which shall be made in good faith and based on a commercially reasonable manner) for quarterly dividends in excess of $0.12 per quarter, liquidation, bankruptcy, delivery of shares that are not registered with the SEC, or a change in control of Sonic and other conditions. The settlement method for the warrants is net share settlement or cash at the option of Sonic; if Sonic chooses to deliver shares that are not registered with the SEC, the number of shares to be delivered will be determined by counterparties to the warrants in a commercially reasonable manner. Subject to these adjustments, the maximum amount of shares of Sonic’s Class A common stock that could have been required to be issued under the warrants was fifty million shares at December 31, 2006. The proceeds from the sale of the Warrants were $9.1 million, which was also recorded in stockholders’ equity on the accompanying audited consolidated financial statements in accordance with EITF No. 00-19 and EITF No. 01-6. In accordance with EITF No. 00-19, the cost of the Purchased Options and Warrants will not be marked-to-market.

The Purchased Options and the Warrants are subject to early expiration upon the occurrence of certain events that may or may not be within Sonic’s control. Should there be an early termination of the Purchased Options and Warrants prior to the conversion of the 2005 Convertibles from an event outside of Sonic’s control, the amount of shares potentially due to and due from Sonic under the Purchased Options and Warrants will be

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based soley on Sonic’s Class A common stock price, and the amount of time remaining on the Purchased Options and the Warrants as set forth and agreed to upon the inception of the Purchased Options and Warrants and will be settled in shares of Sonic’s Class A Common Stock. The net effect of the Purchased Options and the Warrants was designed to increase the conversion price per share of Sonic’s Class A common stock from $24.14 to $33.00 (a 66.75% premium to the closing price of Sonic’s Class A common stock on the date that the 2005 Convertibles were priced to investors) and, therefore, mitigate the potential dilution of Sonic’s Class A Common Stock upon conversion of the 2005 Convertibles, if any.

No shares of Sonic’s Class A common stock were issued or received under the Purchased Options or Warrants in 2005 or 2006. Changes in the price of Sonic’s Class A common stock will impact the share settlement of the 2005 Convertibles, the Purchased Options and the Warrants as follows (shares in thousands):

Stock Price at Settlement	Shares Issued Under the 2005 Convertibles	Shares Acquired Under the Purchased Options	Shares Issued Under the Warrants	Net Shares Issued
$24.00	—	—	—	—
$25.00	227.0	(227.0)	—	—
$26.00	473.1	(473.1)	—	—
$27.00	701.0	(701.0)	—	—
$28.00	912.7	(912.7)	—	—
$29.00	1,109.7	(1,109.7)	—	—
$30.00	1,293.6	(1,293.6)	—	—
$31.00	1,465.7	(1,465.7)	—	—
$32.00	1,627.0	(1,627.0)	—	—
$33.00	1,778.5	(1,778.5)	—	—
$34.00	1,921.1	(1,921.1)	204.7	204.7
$35.00	2,055.5	(2,055.5)	397.7	397.7
$36.00	2,182.5	(2,182.5)	579.9	579.9
$37.00	2,302.6	(2,302.6)	752.3	752.3
$38.00	2,416.4	(2,416.4)	915.6	915.6
$39.00	2,524.4	(2,524.4)	1,070.5	1,070.5
$40.00	2,627.0	(2,627.0)	1,217.7	1,217.7

Goodwill—Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, Sonic allocates the carrying value of goodwill and tests it for impairment based on Sonic’s three geographic divisions. The $1,167.8 million of goodwill on the balance sheet, including approximately $12.3 million classified in assets held for sale, at December 31, 2006 was allocated to the following geographic divisions (dollars in millions):

Eastern Division	$429.8
Central Division	$356.4
Western Division	$381.6

In evaluating goodwill for impairment, if the fair value of a division is less than the carrying value of that division, Sonic is then required to proceed to the second step of the impairment test. The second step involves

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocating the calculated fair value to all of the assets of the respective division as if the calculated fair value was the purchase price of the business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise agreements acquired prior to July 1, 2001 in “Other Intangible Assets” below. Sonic would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill in the respective division with the difference representing the amount of impairment.

Sonic uses several assumptions and various fair value approaches in evaluating our goodwill for impairment. These assumptions and approaches include various earnings multiple approaches along with a discounted cash flow model utilizing estimated future earnings and Sonic’s weighted average cost of capital.

At December 31, 2006, Sonic was not required to conduct the second step of the impairment test described above, and Sonic recognized no impairment of the carrying value of its goodwill on the balance sheet at December 31, 2006.

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

Other Intangible Assets—The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise agreements with manufacturers. Sonic expects franchise agreements to continue for an indefinite period. When these agreements do not have indefinite terms, Sonic anticipates and has experienced routine renewals without substantial cost and material modifications. As such, Sonic believes that its franchise agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise agreements acquired after July 1, 2001 have been included in other intangible assets on the accompanying Consolidated Balance Sheets. Prior to July 1, 2001, franchise agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying Consolidated Balance Sheets. See Note 5 regarding impairment charges on franchise agreements. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. Sonic tests other intangible assets for impairment annually, or more frequently if events or circumstances indicate possible impairment.

Insurance Reserves—Sonic has various self-insured and high deductible casualty and medical insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. At December 31, 2006, Sonic had $22.6 million reserved for such programs.

Lease Exit Accruals—The majority of Sonic’s dealership properties are leased under long-term operating lease arrangements. When situations arise when the leased properties are no longer utilized in operations, Sonic records lease exit accruals. These situations could include the relocation of an existing facility or the sale of a franchise whereby the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to Sonic’s obligation under the lease. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. At December 31, 2006, Sonic had $8.7 million accrued for lease exit costs.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—Income taxes are provided for the tax effects of transactions reported in the accompanying Consolidated Financial Statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided at currently enacted tax rates for the tax effects of carryforward items and temporary differences between the tax basis of assets and liabilities and their reported amounts.

As a matter of course, the Company is regularly audited by various taxing authorities and from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Sonic’s management believes that the Company’s tax positions comply with applicable tax law and that the Company has adequately provided for any reasonably foreseeable outcome related to these matters. Included in other accrued liabilities at December 31, 2005 and 2006 are $3.1 million and $3.4 million, respectively, in reserves that the Company has provided for these matters.

Sonic has $9.3 million in deferred tax assets related to state net operating loss carryforwards that will expire between 2014 and 2026. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. Sonic has recorded a valuation allowance of $0.1 million in 2006 based on its judgement that certain state carryforwards will not be utilized. Sonic has not recorded a valuation allowance related to its remaining carryforwards because management believes it is more likely than not that taxable income for these states will be sufficient to realize the benefits of the associated deferred tax assets. However, the results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of management’s judgment could result in a charge that will be material to the Company’s consolidated operating results, financial position and cash flows.

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

During 2006, Sonic sold notes receivable held by its wholly owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”), to a third party for approximately $26.8 million. There was no material gain or loss from the sale. As of December 31, 2006, Sonic had outstanding notes receivable held by Cornerstone, of $28.5 million, net of an allowance for credit losses of $4.9 million. Outstanding notes receivable at December 31, 2005 were $48.5 million, net of an allowance for credit losses of $8.3 million. These notes receivable have average terms of approximately forty-three months and are secured by the related vehicles. Sonic’s assessment of allowance for credit losses considers historical loss ratios, the performance of the current portfolio with respect to past due accounts and the average age of the current portfolio. These notes receivable are recorded in receivables, net, and other assets on the accompanying Consolidated Balance Sheets. All of the interest income from Cornerstone’s finance contracts ($7.2 million in 2004, $9.7 million in 2005 and $11.2 million in 2006) has been recorded as a reduction of selling, general and administrative expenses.

The counterparties to Sonic’s interest rate swaps, Purchased Options and Warrants contracts consist of three large financial institutions. Sonic could be exposed to loss in the event of nonperformance by any of these counterparties. However, credit ratings and concentration of risk of these financial institutions are monitored by Sonic’s management and present no significant credit risk to Sonic.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments and Market Risks—As of December 31, 2005 and 2006 the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions and long-term debt, excluding Sonic’s 8.625% senior subordinated notes, 5.25% convertible senior subordinated notes, 2005 Convertibles and certain notes payable to a finance company, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2005		December 31, 2006
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(dollars in thousands)
8.625% Senior Subordinated Notes (1)	$263,313	$272,278	$285,656	$272,530
5.25% Convertible Senior Subordinated Notes (1)	$126,848	$128,037	$126,197	$128,611
4.25% Convertible Senior Subordinated Notes (1)	$172,752	$156,074	$209,883	$156,798
Notes Payable to a Finance Company (2)	$30,129	$30,197	$27,433	$27,904

(1)	As determined by market quotations.
(2)	As determined by discounted cash flows.

Sonic has variable rate notes payable—floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate swaps was approximately $1,174.8 million at December 31, 2005 and $1,181.3 million at December 31, 2006.

Advertising—Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to $53.5 million, $58.7 million and $64.2 million for the years ended December 31, 2004, 2005 and 2006, respectively, and has been classified as selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Sonic has cooperative advertising reimbursement agreements with approximately one-fourth of automobile manufacturers. In general, these cooperative programs require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under these cooperative agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising costs were $4.8 million, $11.8 million and $16.2 million in 2004, 2005 and 2006, respectively.

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

Acquisitions

Sonic’s growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. Where practicable, Sonic also seeks to acquire stable franchises that Sonic believes have above average sales prospects.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, Sonic acquired eight franchises located in Tysons Corner, VA, Irving. TX, Los Angeles, CA, Santa Monica, CA and Fremont, CA for an aggregate purchase price of approximately $110.4 million in cash, net of cash acquired, funded by cash from operations and borrowings under the revolving credit facilities. The accompanying Consolidated Balance Sheet as of December 31, 2006 includes preliminary allocations of the purchase price of these 2006 acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these acquisitions, Sonic has recorded the following:

•	$85.1 million of net assets relating to dealership operations;

•	$5.0 million of intangible assets representing rights acquired under franchise agreements; and

•	$46.7 million of goodwill, all of which is expected to be tax deductible

•	$10.7 million of intangible assets representing favorable leases with weighted average lives of 11 years; and

•	$37.1 million of notes payable—floor plan.

During 2005, Sonic acquired five franchises for approximately $138.8 million in cash, net of cash acquired. During 2004, Sonic acquired 13 franchises for approximately $268.7 million in cash, net of cash acquired.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if all of the 2006 acquisitions had occurred at the beginning of 2005, after giving effect to certain adjustments, including interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floorplan interest expense resulting from renegotiated floorplan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the 2006 acquisitions actually been completed at the beginning of the periods presented. The pro forma results are also not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2005	2006
	(dollars in thousands, except per share amounts)
Total revenues	$7,571,241	$8,015,724
Gross profit	1,151,746	1,237,723
Income from continuing operations before taxes	169,230	165,150
Net income	90,059	83,597
Diluted earnings per share	2.08	1.90

Dispositions

During 2006, Sonic sold 12 franchises. These disposals generated cash of $51.0 million and resulted in a net gain of $3.7 million which is included in discontinued operations in the accompanying Consolidated Statements of Income for 2006. During 2004 and 2005, Sonic completed seven and 22 franchise dispositions, respectively. These disposals generated cash of $55.0 million and $61.6 million, respectively. The 2004 dispositions resulted in a net loss of $0.8 million, while the 2005 dispositions resulted in a net gain of $0.4 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with franchise dispositions, Sonic generally agrees to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. See Note 11 for further discussion.

In addition to the dispositions described above, as of December 31, 2006, Sonic had approved, but not completed, the disposition of 30 additional franchises. These franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. The operating results of these franchises are included in discontinued operations in the accompanying Consolidated Statements of Income. Assets to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in the accompanying Consolidated Balance Sheets, consist of the following:

	December 31, 2005	December 31, 2006
	(dollars in thousands)
Inventories	$54,890	$106,581
Property and equipment, net	8,737	32,665
Goodwill	5,210	12,325
Franchise assets	5,000	9,000

Assets held for sale	$73,837	$160,571

Liabilities to be disposed in connection with these dispositions are comprised entirely of notes payable—floor plan and are classified as liabilities associated with assets held for sale on the accompanying Consolidated Balance Sheets. Results associated with franchises classified as discontinued operations were as follows:

	Year Ended December 31,
	2004	2005	2006
	(dollars in thousands)
Revenues	$1,419,084	$1,102,705	$734,338
Franchise agreement impairments	1,075	—	2,525
Lease exit charges	—	649	7,577
Property impairment charges	2,427	1,395	7,356
(Gain)/Loss on disposal of franchises	960	(353)	(3,541)
Pre-tax losses	2,271	16,647	26,090

Sonic allocates corporate level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the years ended December 31, 2004, 2005 and 2006 was $ 2.4 million, $1.9 million and $2.2 million, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVENTORIES AND RELATED NOTES PAYABLE—FLOOR PLAN

Inventories consist of the following:

	December 31,
	2005	2006
	(dollars in thousands)
New vehicles	$801,116	$827,630
Used vehicles	150,040	145,028
Parts and accessories	56,660	57,266
Other	63,531	68,641

	$1,071,347	$1,098,565
Less inventories classified as assets held for sale	(54,890)	(106,581)

Inventories	$1,016,457	$991,984

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities. In conjunction with entering into a new credit agreement as discussed in Note 6, Sonic terminated certain of its floor plan facilities and entered into new arrangements with a syndicate of financial institutions and manufacturer captive finance companies. As part of the new credit agreement, Sonic may also finance certain used vehicle inventory which in the past was financed through its revolving credit facility.

The new and used floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities was 4.41% and 5.98% for the year ended December 31, 2005 and 2006, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers, in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2004, 2005 and 2006, Sonic recognized approximately $40.6 million, $40.9 million and $42.2 million, respectively, in manufacturer assistance. As a result of manufacturer assistance recognized, the effective borrowing rate under Sonic’s new floor plan facilities of was approximately 0.3% and 1.96% for the years ended December 31, 2005 and 2006, respectively.

The average interest rate for Sonic’s used vehicle floor plan facility was 6.3% for the year ended December 31, 2006.

The new and used floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The new and used floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all restrictive covenants as of December 31, 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2005	2006
	(dollars in thousands)
Land	$31,871	$25,016
Building and improvements	101,702	143,345
Office equipment and fixtures	51,802	65,621
Parts and service equipment	38,059	44,778
Company vehicles	9,747	9,519
Construction in progress	79,488	70,594

Total, at cost	312,669	358,873
Less accumulated depreciation	(60,534)	(79,459)

Subtotal	252,135	279,414
Less assets held for sale	(8,737)	(32,665)
Less construction in progress expected to be sold in sale-leaseack transactions	(95,131)	(26,198)

Property and equipment, net	$148,267	$220,551

Interest capitalized in conjunction with construction projects was approximately $2.8 million, $2.3 million and $3.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. As of December 31, 2006, commitments for facility construction projects totaled approximately $13.4 million.

Construction in progress expected to be sold in sale-leaseback transactions represent dealership facilities that are expected to be completed and sold within one year in sale-leaseback transactions. Under the terms of the sale-leaseback transactions, Sonic sells the properties to a third party entity and enters into long-term operating leases on the facilities. Sonic sold $49.0 million, $14.5 million and $26.6 million in 2004, 2005 and 2006, respectively, in dealership equipment and properties in sale-leaseback transactions which resulted in no material gains and losses. Sonic has no continuing involvement or obligations under these arrangements other than lease payments.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of franchise agreements and goodwill for the years ended December 31, 2005 and 2006 were as follows (dollars in thousands):

	Franchise Agreements	Goodwill
Balance, December 31, 2004	$80,500	$1,056,924
Additions through current year acquisitions	9,700	69,818
Prior year acquisition allocations	(2,600)	(367)
Reductions from sales of franchises	(3,400)	(6,886)
Reclassification from assets held for sale	500	3,049

Balance, December 31, 2005	$84,700	$1,122,538

Additions through current year acquisitions	5,000	46,737
Prior year acquisition allocations	(700)	101
Impairment expense (discontinued operations)	(2,525)	—
Reductions from sales of franchises	(2,775)	(6,833)
Reclassification to assets held for sale	(4,000)	(7,115)

Balance, December 31, 2006	$79,700	$1,155,428

Franchise asset impairment expense of $ 2.5 million was recorded within discontinued operations in the year ended December 31, 2006. The impairments relate to management’s estimate that the recorded franchise assets relating to several franchises held for sale will not be recovered through the sale of those franchises.

Definite life intangible assets consist of the following:

	December 31,
	2005	2006
	(dollars in thousands)
Lease agreements	$4,704	$15,853
Less accumulated amortization	(708)	(1,417)

Definite life intangibles, net	$3,996	$14,436

Franchise values and definite life intangible assets are classified as Other Intangible Assets, net on the accompanying Consolidated Balance Sheets.

Amortization expense for definite life intangible assets was $0.3 million, $0.3 million and $0.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. Future amortization expense is as follows:

Year ending December 31,	(dollars in thousands)

2007	$1,091
2008	1,164
2009	1,177
2010	1,187
2011	1,269
Thereafter	8,548

Total	$14,436

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31
	2005	2006
	(dollars in thousands)
$350 million 2006 Revolving Credit Sub-Facility bearing interest at 2.00 percentage points above LIBOR (5.32% at December 31, 2006), collateralized by all assets of Sonic	$—	$20,086
$550 million 2001 Revolving Credit Facility bearing interest at 2.55 percentage points above LIBOR (4.39% at December 31, 2005), collateralized by all assets of Sonic	131,746	—
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $2,722 and $2,470, respectively	272,278	272,530
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $2,063 and $1,489, respectively	128,037	128,611
Convertible Senior Subordinated Notes bearing interest at 4.25%, maturing November 30, 2015, redeemable on or after October 31, 2010, net of discount of $3,926 and $3,202, respectively	156,074	156,798
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $5,701 and $4,840, respectively	30,197	27,905
Fair value of Variable Swaps	(3,684)	(4,710)
Other notes payable (primarily equipment notes)	410	114

	$715,058	$601,334
Less current maturities	(2,747)	(2,707)

Long-term debt	$712,311	$598,627

The indenture governing Sonic’s 8.625% senior subordinated notes limits Sonic’s ability to pay quarterly cash dividends in excess of $0.10 per share. Sonic may only pay quarterly cash dividends in excess of this amount if Sonic complies with Section 1009 of the indenture governing these notes, which was filed as Exhibit 4.4 to the Registration Statement on Form S-4 (Reg. No. 333-109426). The indenture governing Sonic’s convertible senior subordinated notes (the “Convertibles”) does not limit Sonic’s ability to pay dividends. Sonic’s 2006 Credit Facility permits cash dividends so long as no event of default or unmatured default (as defined in the credit agreement) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, Sonic remains in compliance with the other terms and conditions of the credit agreement.

Future maturities of long-term debt are as follows:

Year ending December 31,	(Dollars in thousands)

2007	$2,707
2008	2,842
2009	131,353
2010	179,777
2011	3,051
Thereafter	281,604

Total	$601,334

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 Credit Facility

On February 17, 2006, Sonic entered into a new four-year syndicated credit facility (the “2006 Credit Facility”) with 14 financial institutions, including three manufacturer-affiliated finance companies, providing for up to $1.2 billion in revolving credit and floor plan financing. The 2006 Credit Facility replaces the 2001 Revolving Credit Facility, as amended, (which was terminated February 17, 2006) and a portion of Sonic’s existing floor plan financing arrangements.

The 2006 Credit Facility has a borrowing limit of $1.2 billion, which may be expanded up to $1.45 billion in total credit availability upon satisfaction of certain conditions. Under the terms of the 2006 Credit Facility, up to $700.0 million is available for new vehicle inventory floor plan financing (the “2006 New Vehicle Floor Plan Sub-Facility”), up to $150.0 million is available for used vehicle inventory floor plan financing (the “2006 Used Vehicle Floor Plan Sub-Facility”) and up to $350.0 million is available for working capital and general corporate purposes (the “2006 Revolving Credit Sub-Facility”). The amount available for borrowing under the 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. The 2006 Revolving Credit Sub-Facility matures on February 17, 2010. The 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility mature on the earlier of February 17, 2010 or upon demand by the administrative agent at the request of more than 80% of the lenders under those facilities.

At December 31, 2006, our revolving credit facility (part of the New Credit Facility) had a borrowing limit of $350.0 million (the “Revolving Credit Facility”), subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $426.3 million at December 31, 2006). The amount available to be borrowed under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At December 31, 2006, we had $77.8 million in letters of credit outstanding and $252.1 million of borrowing availability.

The amounts outstanding under the 2006 Revolving Credit Sub-Facility bear interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by Sonic’s Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid is from 1.75% above LIBOR to 2.75% above LIBOR. The weighted average rate of the 2006 Revolving Credit Sub-Facility during the year ended December 31, 2006 was 6.81%. In addition, there is a quarterly commitment fee payable by Sonic on the unused portion of the 2006 Revolving Credit Sub-Facility according to a performance-based pricing grid determined by Sonic’s Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid for the quarterly commitment fee is 0.20% to 0.45% on the unused portion of the 2006 Revolving Credit Sub-Facility. The amounts outstanding under the 2006 New Vehicle Floor Plan Sub-Facility bear interest at 1.00% above LIBOR. The amounts outstanding under the 2006 Used Vehicle Floor Plan Sub-Facility bear interest at 1.125% above LIBOR. In addition, there are quarterly commitment fees of 0.20% payable by Sonic on the unused portion of both the 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility. Under the terms of collateral documents entered into with the lenders under the 2006 Credit Facility, outstanding balances under the 2006 Credit Facility are secured by a pledge of substantially all of Sonic’s assets and the assets of substantially all of Sonic’s domestic subsidiaries, which domestic subsidiaries also guarantee Sonic’s obligations under the 2006 Credit Facility, and the pledge of certain additional collateral by one of Sonic’s affiliates. The collateral for the New Credit Facility also includes the pledge of the stock or equity interests of Sonic’s dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sonic agreed under the 2006 Credit Facility not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2006 Credit Facility contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Specifically, the 2006 Credit Facility permits cash dividends on Sonic’s Class A and Class B common stock so long as no event of default or unmatured default (as defined in the New Credit Facility) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, Sonic remains in compliance with other terms and conditions of the 2006 Credit Facility. Financial covenants include required specified ratios of:

Covenant	Required
Consolidated liquidity ratio	> 1.15
Consolidated fixed charge coverage ratio	> 1.20
Consolidated total senior secured debt to EBITDA ratio	< 2.25

The 2006 Credit Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2006 Credit Facility.

On February 17, 2006, in conjunction with the entrance into the 2006 Credit Facility, Sonic and substantially all of Sonic’s domestic subsidiaries entered into collateral documents with the lenders, pursuant to which Sonic and substantially all of Sonic’s domestic subsidiaries granted a security interest in substantially all their assets to secure Sonic’s obligations under the 2006 Credit Facility, including a pledge of the stock or equity interests of Sonic’s dealership franchise subsidiaries except where such a pledge is prohibited by the applicable vehicle manufacturer. This grant of security interests replaces the grant under the 2001 Revolving Credit Facility, as amended.

2001 Revolving Credit Facility, as Amended

Prior to entering into the 2006 Credit Facility, Sonic utilized the 2001 Revolving Credit Facility, as amended. This facility was with Ford Credit, DaimlerChrysler Financial, Toyota Financial, Bank of America, JP Morgan Chase Bank and Merrill Lynch and had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of receivables, inventory and equipment and a pledge of certain additional collateral by one of Sonic’s affiliates. The amount available to be borrowed under the 2001 Revolving Credit Facility, as amended, was reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. The amounts outstanding under the 2001 Revolving Credit Facility, as amended, bore interest at 2.55 percentage points above LIBOR. The 2001 Revolving Credit Facility, as amended, included an annual commitment fee equal to 0.25% of the unused portion of the 2001 Revolving Facility, as amended. Balances under the 2001 Revolving Credit Facility, as amended, were guaranteed by Sonic’s operating domestic subsidiaries.

Senior Subordinated 8.625% Notes

In August 2003, Sonic issued $200.0 million in aggregate principal amount of 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) in a private offering to qualified institutional buyers as defined by the Securities Act of 1933 (the “Act”). The net proceeds, before expenses, of approximately $194.3 million together with an advance from the 2001 Revolving Credit Facility, as amended, were used to redeem all of the 11% senior subordinated notes due 2008 (the “11% Notes”) for $194.6 million which included accrued but unpaid interest

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the redemption premium of 5.5% on September 10, 2003. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Sonic’s obligations under the 8.625% Notes are guaranteed by Sonic’s operating domestic subsidiaries.

In November 2003, Sonic issued an additional $75.0 million in aggregate principal amount of the 8.625% Notes in an add-on private offering to qualified institutional buyers as defined by the Act. The net proceeds, before expenses, of approximately $78.9 million, were used to pay down the 2001 Revolving Credit Facility, as amended. This $75.0 million issuance contains the same provisions and terms as the $200.0 million issuance.

The indentures governing the 8.625% Notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge any assets to any third party except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with Section 1009 of the indenture governing the 8.625% Notes, which was filed as Exhibit 4.4 to Sonic’s Registration Statement on Form S-4 (Reg. No. 333-109426). Sonic was in compliance with all restrictive covenants as of December 31, 2006.

5.25% Convertible Senior Subordinated Notes

In 2002, Sonic issued $149.5 million in aggregate principal amount of 5.25% convertible senior subordinated notes due 2009 (the “2002 Convertibles”) with net proceeds, before expenses, of approximately $145.1 million. The net proceeds were used to repay a portion of the amounts outstanding under the 2001 Revolving Credit Facility, as amended. During 2002, Sonic repurchased $19.4 million in aggregate principal of the 2002 Convertibles. The 2002 Convertibles are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at Sonic’s option after May 7, 2005. Sonic’s obligations under the 2002 Convertibles are not guaranteed by any of Sonic’s subsidiaries.

The 2002 Convertibles are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of the Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading-day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the 2002 Convertibles will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, and will be subject to adjustment for certain distributions on, or other changes in Sonic’s Class A common stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert the 2002 Convertibles into shares of the Class A common stock at any time after a 10 consecutive trading-day period in which the average of the trading day prices for the 2002 Convertibles for that 10 trading-day period is less than 103% of the average conversion value for the 2002 Convertibles during that period. The conversion value is equal to the product of the closing sale price for Sonic’s Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principal amount of 2002 Convertibles is then convertible. Neither of these conversion features were satisfied during 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.25% Convertible Senior Subordinated Notes

In November and December 2005, Sonic issued $160.0 million in aggregate principal amount of 2005 Convertibles with net proceeds, before expenses, of approximately $156.2 million. The 2005 Convertibles bear interest at an annual rate of 4.25% until November 30, 2010 and 4.75% thereafter. The net proceeds were used to repay a portion of the amounts outstanding under Sonic’s 2001 Revolving Credit Facility, as amended, and to pay the net cost of convertible note hedge and warrant transactions. The 2005 Convertibles are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on November 30, 2015 and are redeemable on or after November 30, 2010. Sonic’s obligations under the 2005 Convertibles are not guaranteed by any of Sonic’s subsidiaries. Holders of the 2005 Convertibles may convert them into cash and shares of Sonic’s Class A common stock at an initial conversion rate of 41.4185 shares per $1,000 of principal amount, subject to distributions on, or other changes in Sonic’s Class A common stock, if any, prior to the conversion date. The 2005 Convertibles are convertible into cash and shares of Sonic’s Class A common stock if prior to October 31, 2010, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2005 Convertibles was less than 103% of the product of the closing price of Sonic’s Class A common stock and the applicable conversion rate for the 2005 Convertibles; if Sonic calls the 2005 Convertibles for redemption; or upon the occurrence of certain corporate transactions; or on or after October 31, 2010. Upon conversion of the 2005 Convertibles, Sonic will be required to deliver cash equal to the lesser of the aggregate principal amount of the 2005 Convertibles being converted and Sonic’s total conversion obligation. If Sonic’s total conversion obligation exceeds the aggregate principal amount of the 2005 Convertibles being converted, Sonic will deliver shares of Class A common stock to the extent of the excess amount, if any. None of the conversion features on the 2005 Convertibles were triggered in 2006. Sonic used $18.5 million of the net proceeds from the sale of the 2005 Convertibles to pay the net cost of convertible note hedge and warrant transactions entered into with the initial purchasers of the 2005 Convertibles. The convertible note hedge and warrant transactions were designed to increase the effective conversion price per share of Sonic’s Class A common stock from $24.14 to $33.00 and, therefore, mitigate the potential dilution upon conversion of the 2005 Convertibles at the time of conversion. See Note 1, “Derivative Instruments and Hedging Activities” for a discussion regarding the convertible note hedge and warrant transactions.

The Mortgage Facility

Sonic had a revolving real estate and construction (the “Construction Loan”) and mortgage refinancing (the “Permanent Loan”) line of credit with Toyota Credit (collectively, “The Mortgage Facility”) with $100.0 million of borrowing availability. There were no amounts outstanding under the Mortgage Facility at December 31, 2005 and 2006. Subsequent to December 31, 2006, the Mortgage Facility was terminated.

Notes Payable to a Finance Company

Three notes payable totaling $26.6 million in aggregate principal were assumed in connection with an acquisition during 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2006, the principal balance on the Assumed Notes was $23.1 million.

Subsidiary Guarantees

Balances outstanding under Sonic’s 8.625% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor as defined by the Securities and Exchange Commission (the “SEC”).

7.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

	2004	2005	2006
Current:
Federal	$35,830	$31,123	$40,919
State	6,734	3,883	7,594

	42,564	35,006	48,513
Deferred	11,376	27,539	18,278

Total provision for income taxes for continuing operations	$53,940	$62,545	$66,791

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	2004	2005	2006
Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	2.96	2.01	3.46
Other	—	0.36	1.93

Effective tax rate	37.96%	37.37%	40.39%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities as of December 31 are as follows:

	2005	2006
	(dollars in thousands)
Deferred tax assets:
Allowance for bad debts	$1,417	$791
Accruals and reserves	25,650	32,428
Net operating loss carryforwards	8,019	9,306
Other	46	46

Total deferred tax assets	35,132	42,571
Deferred tax liabilities:
Basis difference in inventory	(5,300)	(4,485)
Basis difference in property and equipment	(14,963)	(13,783)
Basis difference in goodwill	(128,794)	(147,312)
State valuation allowance	—	(143)
Other	(3,015)	(2,368)

Total deferred tax liability	(152,072)	(168,091)

Net deferred tax liability	$(116,940)	$(125,520)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net current deferred tax assets are recorded in other current assets on the accompanying Consolidated Balance Sheets. As of December 31, 2006, Sonic had state net operating loss carryforwards of $239.3 million that will expire between 2014 and 2026.

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

Other Transactions

Sonic leases office space in Charlotte from a subsidiary of SFC for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $0.6 million in 2004, $0.5 million in 2005 and $0.6 million in 2006.

Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic incurred costs of approximately $0.5 million in 2004, $0.8 million in 2005 and $1.2 million in 2006 for the use of these aircraft.

Certain of Sonic’s dealerships purchase the Z-Max oil additive product from Oil Chem Research Company, a subsidiary of Speedway Motorsports, Inc. (“SMI”) whose Chairman and Chief Executive Officer is O. Bruton Smith, for resale to service customers of Sonic’s dealerships in the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $1.4 million in 2004, $1.5 million in 2005 and $1.4 million in 2006.

Sonic donates cash throughout the year to Speedway Children’s Charities, a non-profit organization founded by O. Bruton Smith. O. Bruton Smith and B. Scott Smith are both board members of Speedway Children’s Charities. Donations to this organization amounted to $0.2 million, $0.4 million and $0.3 million in 2004, 2005 and 2006, respectively.

9.	CAPITAL STRUCTURE AND PER SHARE DATA

Preferred Stock—Sonic has 3 million shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2005 and 2006.

Common Stock—Sonic has two classes of common stock. Sonic has authorized 100.0 million shares of Class A common stock at a par value of $0.01 per share. Class A common stock entitles its holder to one vote per share. There were 29,945,785 and 30,691,576 shares outstanding at December 31, 2005 and 2006, respectively. Sonic has also authorized 30 million shares of Class B common stock at a par value of $.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic’s charter.

Hedge and Warrants on 4.25% Convertible Notes—In connection with the sale of $160.0 million of 4.25% convertible notes in the fourth quarter of 2005, Sonic executed a hedge and sold warrants to purchase shares of Sonic Class A common stock designed to mitigate the dilutive effect of the delivery of Sonic’s Class A common stock upon conversion of these convertible notes. See Note 6.

Share Repurchases—Sonic’s Board of Directors has authorized Sonic to expend up to $185.0 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 2006, Sonic had repurchased a total of 11,198,964 shares of Class A common stock at an average price per share of approximately $14.20 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2006, Sonic had $12.2 million remaining under the Board’s authorization.

Per Share Data—The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants, the 2002 Convertibles and the 2005 Convertibles (see Notes 1 and 6). The following table illustrates the dilutive effect of such items on earnings per share:

	For the Year Ended December 31, 2004
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	41,375	$88,145	$2.13	$(2,074)	$(0.05)	$86,071	$2.08
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	4,307		260		4,567
Stock Compensation Plans	1,066

Diluted Earnings (Loss) Per Share	45,217	$92,452	$2.04	$(1,814)	$(0.04)	$90,638	$2.00

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2005
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	41,817	$104,844	$2.51	$(12,983)	$(0.31)	$91,861	$2.20
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	4,345		194		4,539
Stock Compensation Plans	940

Diluted Earnings (Loss) Per Share	45,533	$109,189	$2.40	$(12,789)	$(0.28)	$96,400	$2.12

	For the Year Ended December 31, 2006
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,336	$98,566	$2.33	$(17,449)	$(0.41)	$81,117	$1.92
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	4,202		154		4,356
Contingently Convertible Debt (2005 Convertibles)	302
Stock Compensation Plans	851

Diluted Earnings (Loss) Per Share	46,265	$102,768	$2.22	$(17,295)	$(0.37)	$85,473	$1.85

In addition to the stock options included in the tables above, options to purchase approximately 1.9 million, 1.7 million and 0.6 million shares of Class A common stock were outstanding during the years ended December 31, 2004, 2005 and 2006, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive.

10.	EMPLOYEE BENEFIT PLANS

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. In accordance with the formula in the 401(k) plan agreement, contributions by Sonic to the 401(k) plan were $4.6 million in 2004, $4.5 million in 2005 and $5.6 million in 2006.

Stock Compensation Plans

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”), and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) (collectively, the “Stock Plans”).

The 2004 Plan and the 1997 Plan were adopted by the Board of Directors in order to attract and retain key personnel and currently authorize the issuance of options to purchase 2.0 million and 9.0 million shares of Class A common stock, respectively. Under the 2004 Plan and the 1997 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant. The 2004 Plan also authorizes the issuance of restricted stock. Restricted stock issued under the 2004 plan generally vests at the end of a three year term. The 2005 Formula Plan provides for grants of restricted stock to non-employee directors and restrictions on those shares generally expire one year from the date of grant. Individuals receiving restricted shares under both the 2005 Formula Plan and the 2004 Plan have voting rights and receive dividends on unvested shares. The First America Plan was assumed by Sonic in connection with the purchase of First America Automotive in 1999. Although Sonic does not issue stock-based awards under the First America Plan, options to purchase Sonic’s Class A common stock were outstanding under this plan during the year ended December 31, 2006. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic will periodically buy back shares of Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance—December 31, 2005	5,531	$6.00—37.50	$19.12
Granted	662	23.30—26.42	25.42
Exercised	(1,154)	6.00—26.92	16.15
Forfeited	(305)	12.41—37.50	26.28

Balance—December 31, 2006	4,734	$7.01—37.50	$20.24	6.0	$53,323

Exercisable	3,391	$7.01—37.50	$19.42	5.0	$36,807

	December 31,
	2004	2005	2006
Weighted Average Grant-Date Fair Value of Options Granted	$9.43	$7.50	$7.87
Intrinsic Value of Options Exercised	12,460	3,565	11,972
Fair Value of Shares Vested	8,224	14,135	4,356

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of $4.5 million for the year ended December 31, 2006. Tax benefits recognized related to the compensation expenses were $1.7 million for the year ended December 31, 2006. No compensation expense related to these plans was recorded in the years ended December 31, 2004 and 2005. The total compensation cost related to unvested options not yet recognized at December 31, 2006 was $6.1 million and is expected to be recognized over a weighted average period of 1.5 years. Sonic received $18.6 million in cash from the exercise of stock options during the year ended December 31, 2006. Sonic’s tax benefit associated with these stock option exercises was $4.4 million during the year ended December 31, 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS No. 123(R), Sonic accounted for stock option grants under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost was recorded in the accompanying financial statements for periods prior to January 1, 2006. Using the Black-Scholes option pricing model for all options granted, the following table illustrates what net income and earnings per share would have been if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the years ended December 31, 2004 and 2005:

	For the Year ended December 31,
	2004	2005
	(dollars in thousands except per share amounts)
Net income as restated	$86,071	$91,861
Fair value compensation cost, net of tax benefits of $4,692 and $3,531 for 2004 and 2005, respectively	(7,514)	(5,523)

Pro forma net income	$78,557	$86,338

Basic earnings (loss) per share:
Net income as restated	$2.08	$2.20
Fair value compensation cost, net of tax	(0.18)	(0.14)

Pro forma net income	$1.90	$2.06

Diluted earnings (loss) per share:
Net income as restated	$2.00	$2.12
Fair value compensation cost, net of tax	(0.16)	(0.12)

Pro forma net income	$1.84	$2.00

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance—December 31, 2005	141	$21.66
Granted	143	28.86
Vested	(19)	21.96

Balance—December 31, 2006	265	$25.52

In the year ended December 31, 2004, 160,000 restricted shares of Sonic Class A common stock were awarded to certain executive officers. The restrictions on these restricted shares expire in August 2007. Also in 2005, 12,000 restricted shares of Class A common stock were awarded to an executive officer. This award is subject to the same restrictions and rights as the restricted stock granted to certain executive officers in 2004. During 2005, 16,470 restricted shares of Class A common stock were awarded to non-employee directors of Sonic’s Board of Directors under the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”). In 2005, 2,660 restricted shares of Class A common stock were awarded to a new non-employee director of Sonic’s Board of Directors under the 2005 Formula Plan. The restrictions on these shares granted to Non-Employee Directors generally expire one year from the grant date. Near the end of 2005,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sonic’s former Chief Financial Officer forfeited his grant of 50,000 restricted shares of Class A common stock in connection with his resignation. As a result, previously recognized compensation expense relating to these 50,000 shares was reversed, resulting in a reduction of selling, general and administrative expenses of $0.3 million in 2005. Holders of these restricted shares have voting rights and receive dividends prior to the time the restrictions lapse if, and to the extent, dividends are paid on Sonic’s Class A common stock.

In the year ended December 31, 2006, approximately 143,000 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s Board of Directors, executive officers and other key associates under the 2004 Plan. The awards of restricted shares to directors were made pursuant to the 2005 Formula Plan and vest the day before the next annual meeting of Sonic’s stockholders. The awards to executive officers and other key associates were made in connection with establishing the objective performance criteria for 2006 incentive compensation and cliff-vest in three years. The shares and units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2006 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer and other key associates. These awards are generally subject to the same restrictions and rights as the shares of restricted stock granted to certain executive officers in 2004 and 2005, except that the restricted stock units do not have voting rights and that dividends on the restricted stock units are paid to the holders in the year subsequent to the dividend declarations. Sonic recognized compensation expense within selling, general and administrative expenses related to unvested restricted stock and restricted stock units of $1.3 million and $2.3 million in the years ended December 31, 2005 and 2006, respectively. Tax benefits recognized related to the compensation expenses were $0.5 million and $0.9 million for the years ended December 31, 2005 and 2006, respectively. Total compensation cost related to unvested restricted stock not yet recognized at December 31, 2006 was $3.6 million and is expected to be recognized over a weighted average period of 1.6 years.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under both the ESPP and the Nonqualified ESPP, Sonic issued options exercisable for approximately 1,058,000 shares in 2004, 1,043,000 shares in 2005, and 0 shares in 2006. Sonic issued approximately 208,000 shares in 2004, 184,000 shares in 2005 and 32,395 shares to employees in 2006 at a weighted average purchase price of $18.95, $19.07 and $18.94 per share, respectively. The weighted average fair value of shares granted under both the ESPP and the Nonqualified ESPP was $5.84 and $8.20 per share in 2004, and 2005, respectively. Sonic received $0.6 million in cash from the exercise of ESPP options during the year ended December 31, 2006.

Black-Scholes Assumptions

The weighted average fair value of options granted in each of the three years ended December 31, 2004, 2005 and 2006 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2005	2006 (1)
Stock Option Plans
Dividend yield	1.60—2.56%	2.02—2.50%	1.82—2.06%
Risk free interest rates	2.80—3.65%	3.58—4.34%	4.54—4.97%
Expected lives	5 years	5 years	3.5—5 years
Volatility	50.17%	47.69%	36.60%

Employee Stock Purchase Plan
Dividend yield	1.68%	1.94%	N/A
Risk free interest rates	1.31%	2.59%	N/A
Expected lives	0.5 year	0.5 year	N/A
Volatility	41.98%	47.69%	N/A

(1)	No Employee Stock Purchase Plan Grants were made in 2006.

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

Expected volatility was estimated using Sonic’s stock price over the last three years. Prior to this period, Sonic was a fast growing, new company in an un-established retail sector of the equity market. As such, the volatility of Sonic’s stock between 1997 and 2002 was higher than what is expected in the future due to a change in strategy that includes slowing the pace of acquisitions and the payment of quarterly dividends and the establishment of the retail automotive sector in the equity market.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

During 2006, Sonic’s management decided to cease using several dealership properties which are leased under operating leases. Accordingly, operating lease exit accruals in the amount of $9.6 million were established in the year ended December 31, 2006. Of the $9.6 million accrual established in the year ended December 31, 2006, $2.0 million was recorded in selling, general and administrative expenses and $7.6 million was recorded in discontinued operations. These operating lease accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these operating lease accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2005	$601
Lease exit expense	9,598
Payments	(1,468)

Balance, December 31, 2006	$8,731

The Company leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements generally have fifteen to twenty year terms with one or two five year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Approximately 20% of these facility leases are based on capitalization rates with payments that vary based on interest rates. The Company also leases certain equipment for use in dealership operations. These equipment lease arrangements generally have three to five year terms with one or two year renewal options. Minimum future lease payments for both facility and equipment leases and sub-leases to be received as required under noncancelable operating leases for both continuing and discontinued operations based on interest rates as of the inception of each lease are as follows:

Year ending December 31,	Future Minimum Lease Payments, Net	Receipts from Future Subleases
	(dollars in thousands)
2007	$129,369	$(12,159)
2008	121,795	(10,507)
2009	110,798	(8,833)
2010	108,443	(8,096)
2011	111,080	(7,629)
Thereafter	832,624	(53,649)

Total lease expense for continuing operations in 2004, 2005 and 2006 was approximately $94.2 million, $108.1 million and $113.8 million, respectively. Total lease expense for discontinued operations in 2004, 2005 and 2006 was approximately $13.3 million, $10.7 million and $23.0 million, respectively. The total net contingent rent benefit relating to a decrease in interest rates since the underlying leases commenced for continuing operations in 2004 and 2005 was $2.3 million, $0.6 million respectively. The total net contingent rent benefit relating to a decrease in interest rates since the underlying leases commenced for discontinued operations in 2004 and 2005 was $0.5 million and $0.4 million respectively. Total contingent rent expense relating to an increase in interest rates since the underlying leases commenced for continuing and discontinued operations in 2006 were $2.9 million and $0.2 million respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining, before consideration of sublease proceeds, under such leases as of December 31, 2006 was approximately $136.7 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was $32.3 million at December 31, 2006. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2005 and 2006 were $3.5 million and $2.0 million, respectively, in reserves that Sonic has provided for pending proceedings.

12.	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes Sonic’s results of operations as presented in the Consolidated Statements of Income by quarter for 2005 and 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Year Ended December 31, 2005:
Total revenues	$1,629,303	$1,886,171	$1,924,513	$1,838,733
Gross profit	$255,725	$284,188	$290,954	$286,178
Net income	$17,112	$27,004	$26,804	$20,941
Earnings per share—Basic	$0.41	$0.65	$0.64	$0.50
Earnings per share—Diluted	$0.40	$0.62	$0.61	$0.48
Year Ended December 31, 2006:
Total revenues	$1,878,172	$2,069,031	$2,066,459	$1,958,412
Gross profit	$296,779	$313,031	$316,710	$305,062
Net income	$17,082	$12,188	$28,608	$23,239
Earnings per share—Basic	$0.41	$0.29	$0.68	$0.54
Earnings per share—Diluted	$0.39	$0.29	$0.65	$0.52

(1)	Operations are subject to seasonal variations. The first and fourth quarters generally contribute less revenue and operating profits than the second and third quarters. Parts and service demand remains more stable throughout the year.
(2)	The sum of basic and diluted earnings per share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.
(3)	Amounts presented differ from amounts previously reported on Form 10-Q due to the classification of certain franchises in discontinued and continuing operations in accordance with SFAS No. 144 (see Note 2).

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
1.1*	Purchase Agreement dated November 18, 2005 among Sonic, Bank of America Securities LLC, J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to Sonic’s Current Report on Form 8-K filed November 23, 2005) (the “November 2005 Form 8-K”)).

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006)).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)

4.2*	Registration Rights Agreement dated as of June 30, 1997 among Sonic, O. Bruton Smith, Bryan Scott Smith, William S. Egan and Sonic Financial Corporation (incorporated by reference to Exhibit 4.2 to the Form S-1).

4.3*	Form of 5.25% Convertible Senior Subordinated Note due 2009 (incorporated by reference to Exhibit 4.2 to Sonic’s Amended Current Report on Form 8-K/A filed on May 6, 2002 (the “May 2002 Form 8-K/A”)).

4.4*	Supplemental Indenture by and among Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the May 2002 Form 8-K/A).

4.5*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).

4.6*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

4.7*	Form of 4.25% Convertible Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the November 2005 Form 8-K).

4.8*	Subordinated Indenture, dated as of May 7, 2002, among Sonic, the guarantors named there in and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed November 21, 2005).

4.9*	Second Supplemental Indenture dated as of November 23, 2005, between Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the November 2005 Form 8-K).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004). (1)

EXHIBIT NO.	DESCRIPTION

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report). (1)

10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report). (1)

10.5*	FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999 (incorporated by reference to Exhibit 4.1 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-95791)). (1)

10.6*	Employment Agreement dated November 4, 2004 between Sonic and Jeffrey C. Rachor (incorporated by reference to Exhibit 10.24 to the 2004 Annual Report). (1)

10.7*	Employment Agreement dated December 27, 2004 between Sonic and Mark J. Iuppenlatz (incorporated by reference to Exhibit 10.26 to the 2004 Annual Report). (1)

10.8*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 27, 2005). (1)

10.9*	Purchased call option confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the November 2005 Form 8-K).

10.10*	Purchased call option confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the November 2005 Form 8-K).

10.11*	Warrant confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the November 2005 Form 8-K).

10.12*	Warrant confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the November 2005 Form 8-K).

10.13*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)). (1)

10.14*	Credit Agreement, dated as of February 17, 2006 (the “Credit Agreement”), among Sonic; the subsidiaries of Sonic named therein; Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and Lender, Toyota Motor Credit Corporation, as Documentation Agent and Lender; and BMW Financial Services NA, LLC, Carolina First Bank, Comerica Bank, Fifth Third Bank, General Electric Capital Corporation, KeyBank National Association, Nissan Motor Acceptance Corporation, Sovereign Bank, SunTrust Bank, Wachovia Bank, National Association and World Omni Financial Corp., each as a Lender and, collectively, the “Lenders” (incorporated by reference to Exhibit 10.2 to the March 2006 Form 10-Q).

10.15*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Bank of America, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.32 to the March 2006 Form 10-Q).

10.16*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the March 2006 Form 10-Q).

EXHIBIT NO.	DESCRIPTION

10.17*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Toyota Motor Credit Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the March 2006 Form 10-Q).

10.18*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.6 to the March 2006 Form 10-Q).

10.19*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Carolina First Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the March 2006 Form 10-Q).

10.20*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Comerica Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.8 to the March 2006 Form 10-Q).

10.21*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Fifth Third Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.9 to the March 2006 Form 10-Q).

10.22*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of General Electric Capital Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.10 to the March 2006 Form 10-Q).

10.23*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of KeyBank National Association pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.11 to the March 2006 Form 10-Q).

10.24*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Nissan Motor Acceptance Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.12 to the March 2006 Form 10-Q).

10.25*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Sovereign Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the March 2006 Form 10-Q).

10.26*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of SunTrust Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.14 to the March 2006 Form 10-Q).

10.27*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.15 to the March 2006 Form 10-Q).

10.28*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of World Omni Financial Corp. pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.16 to the March 2006 Form 10-Q).

10.29*	Security Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.17 to the March 2006 Form 10-Q).

10.30*	Company Guaranty Agreement, dated as of February 17, 2006, by Sonic, as Guarantor, to Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.18 to the March 2006 Form 10-Q).

10.31*	Subsidiary Guaranty Agreement, dated as of February 17, 2006, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.19 to the March 2006 Form 10-Q).

EXHIBIT NO.	DESCRIPTION

10.32*	Securities Pledge Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.20 to the March 2006 Form 10-Q).

10.33	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement. (1)

10.34	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement. (1)

21.1	Subsidiaries of Sonic.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.