Form 10-Q
period 2007-03-31
SONIC AUTOMOTIVE INC
filed 2007-05-10
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 31,021,432 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenues:
New vehicles	$1,123,786	$1,164,522
Used vehicles	310,208	331,032
Wholesale vehicles	132,476	115,156

Total vehicles	1,566,470	1,610,710
Parts, service and collision repair	273,728	294,852
Finance, insurance and other	45,879	48,846

Total revenues	1,886,077	1,954,408
Cost of sales	1,588,008	1,643,945

Gross profit	298,069	310,463
Selling, general and administrative expenses	233,451	240,288
Depreciation and amortization	4,818	5,794

Operating income	59,800	64,381
Other income / (expense):
Interest expense, floor plan	(12,297)	(16,291)
Interest expense, other, net	(11,949)	(9,277)
Other income / (expense), net	(665)	6

Total other expense	(24,911)	(25,562)

Income from continuing operations before taxes	34,889	38,819
Provision for income taxes	13,357	15,140

Income from continuing operations	21,532	23,679
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(7,171)	(5,269)
Income tax benefit	2,721	1,581

Loss from discontinued operations	(4,450)	(3,688)

Net income	$17,082	$19,991

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.51	$0.55
Loss per share from discontinued operations	(0.10)	(0.08)

Earnings per share	$0.41	$0.47

Weighted average common shares outstanding	42,161	42,871

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.49	$0.52
Loss per share from discontinued operations	(0.10)	(0.08)

Earnings per share	$0.39	$0.44

Weighted average common shares outstanding	46,205	47,938

Dividends declared per common share	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2006	March 31, 2007 (Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$12,696	$14,001
Receivables, net	385,849	334,097
Inventories	991,984	1,069,693
Assets held for sale	160,571	152,340
Construction in progress expected to be sold in sale-leaseback transactions	26,198	32,294
Other current assets	35,834	41,825

Total current assets	1,613,132	1,644,250
Property and Equipment, net	220,551	230,639
Goodwill, net	1,155,428	1,162,562
Other Intangible Assets, net	94,136	97,770
Other Assets	41,517	44,774

Total Assets	$3,124,764	$3,179,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable—floor plan—trade	$377,943	$245,163
Notes payable—floor plan—non-trade	686,515	852,085
Trade accounts payable	68,016	71,063
Accrued interest	19,336	15,980
Other accrued liabilities	180,884	178,565
Liabilities associated with assets held for sale—trade	54,229	55,309
Liabilities associated with assets held for sale—non-trade	42,063	38,908
Current maturities of long-term debt	2,707	2,696

Total current liabilities	1,431,693	1,459,769
Long-Term Debt	598,627	601,272
Other Long-Term Liabilities	190,604	199,959
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 41,890,540 shares issued and 30,691,576 shares outstanding at December 31, 2006; 42,292,612 shares issued and 31,033,648 shares outstanding at March 31, 2007	416	422
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2006 and March 31, 2007	121	121
Paid-in capital	464,011	474,674
Retained earnings (March 31, 2007 balance includes ($8,582) related to the adoption of FIN 48)	598,293	604,489
Treasury stock, at cost (11,198,964 Class A shares held at December 31, 2006 and 11,258,964 Class A shares held at March 31, 2007)	(159,001)	(160,711)

Total stockholders’ equity	903,840	918,995

Total Liabilities and Stockholders’ Equity	$3,124,764	$3,179,995

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income

	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2006	41,890	$416	12,029	$121	$464,011	$598,293	$(159,001)	$903,840
Adoption of FIN 48	—	—	—	—	—	(8,582)	—	(8,582)	—
Shares awarded under stock compensation plans	403	6	—	—	7,852	—	—	7,858	—
Purchases of treasury stock		—	—	—		—	(1,710)	(1,710)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	2,122	—	—	2,122	—
Income tax benefit associated with convertible note hedge	—	—	—	—	457	—	—	457	—
Stock-based compensation expense					1,058			1,058	—
Restricted stock amortization					702			702	—
Restricted stock forfeiture					(1,528)			(1,528)	—
Net income	—	—	—	—	—	19,991	—	19,991	19,991
Dividends ($0.12 per share)	—	—	—	—	—	(5,213)	—	(5,213)	—

BALANCE AT March 31, 2007	42,293	$422	12,029	$121	$474,674	$604,489	$(160,711)	$918,995	$19,991

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,082	$19,991
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	5,183	6,015
Provision for bad debt expense	3,405	2,410
Other amortization	72	266
Debt issuance cost amortization	212	282
Debt discount amortization, net of premium amortization	158	178
Stock—based compensation expense	1,293	1,058
Amortization of Restricted Stock	315	702
Restricted stock forfeiture	—	(1,528)
Deferred income taxes	(455)	(88)
Equity interest in earnings of investees	(187)	(159)
Impairment of franchise agreements	925	1,250
Impairment of property and equipment	2,577	253
(Gain)/Loss on disposal of franchises and property and equipment	148	(25)
Loss/(Gain) on exit of leased dealerships	1,057	(40)
Changes in assets and liabilities that relate to operations:
Receivables	45,849	49,342
Inventories	(99,933)	(65,316)
Other assets	(9,018)	(11,243)
Notes payable—floor plan—trade	(121,488)	(131,700)
Trade accounts payable and other liabilities	(20,695)	(782)

Total adjustments	(190,582)	(149,125)

Net cash used in operating activities	(173,500)	(129,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(69,265)	(16,599)
Purchases of property and equipment	(23,744)	(21,580)
Proceeds from sales of property and equipment	9,096	261
Proceeds from sale of franchises	5,349	—
Distributions from equity investees	600	900

Net cash used in investing activities	(77,964)	(37,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable floor plan—non-trade	273,354	162,416
Borrowings on revolving credit facilities	386,132	261,445
Repayments on revolving credit facilities	(409,559)	(259,444)
Debt issuance costs	(2,776)	—
Payments on long-term debt	(466)	(477)
Purchases of treasury stock	(1,503)	(1,710)
Income tax benefit associated with stock compensation plans	2,404	2,122
Income tax benefit associated with convertible hedge	420	457
Issuance of shares under stock compensation plans	7,820	7,858
Dividends paid	(5,017)	(5,210)

Net cash provided by financing activities	250,809	167,457

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(655)	1,305
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,566	12,696

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,911	$14,001

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in accrual for purchases of property and equipment	$368	$(809)
Adoption of FIN No. 48	$—	$8,582
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $21 for the three months ended March 31, 2006)	$35	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$29,481	$31,642
Income taxes	$16,796	$6,877

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial information for the three months ended March 31, 2007 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2006, which were included in Sonic’s Annual Report on Form 10-K.

Adoption of FASB Interpretation No. 48 (FIN 48) – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. Sonic was required to apply the provisions of FIN 48 beginning January 1, 2007. As allowed in the initial year of adoption, Sonic recorded a charge of $8.6 million to 2007 beginning retained earnings resulting from its initial application of the provisions of FIN 48. At January 1, 2007, Sonic had liabilities of $23.4 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits is $4.7 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest to be paid on underpayments of income taxes within income tax expense. In addition, substantially all of the unrecognized tax benefits existing as of the date of adoption would affect the income tax rate if ultimately recognized.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2003 through 2006 U.S. federal income tax returns remain open to examination by the Internal Revenue Service (IRS). Sonic and its subsidiaries’ state income tax returns are open for examination by state taxing authorities for years ranging from 2001 to 2006.

Reclassifications – The statement of income for the three month period ended March 31, 2006 reflects the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to March 31, 2006. The statement of income for the three month period ended March 31, 2006 also reflects the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of March 31, 2006 but which Sonic has decided to retain and operate as of March 31, 2007.

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for Sonic. Sonic is currently reviewing the provisions of SFAS No. 157 to determine the impact on its consolidated operating results, financial position and cash flows.

In February 2007, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for Sonic. Sonic is currently reviewing the provisions of SFAS No. 159 to determine the impact on its consolidated operating results, financial position and cash flows.

Operating Lease Accruals – During the year ended December 31, 2006, Sonic’s management decided to cease using several dealership properties which are leased under operating leases. Accordingly, operating lease exit accruals in the amount of $8.7 million were recorded at December 31, 2006. These operating lease accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these operating lease accruals consists of the following:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)
Balance, December 31, 2006	$8,731
Lease exit expense	413
Lease exit expense recovery	(453)
Payments	(484)

Balance, March 31, 2007	$8,207

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions – The aggregate purchase price for franchises acquired during the first three months of 2007 totaled approximately $16.6 million in cash, net of cash acquired, and was funded by cash from operations, borrowings under our revolving credit facility and borrowings under our floor plan facilities. The balance sheet as of March 31, 2007 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following:

•	$10.9 million of net assets relating to dealership operations;

•	$1.6 million of intangible assets representing rights acquired under franchise agreements; and

•	$4.1 million of goodwill, all of which is expected to be tax deductible.

Dispositions – In the quarter ended March 31, 2007, Sonic identified three additional franchises to be held for sale and Sonic decided to retain and operate two franchises which were held for sale as of December 31, 2006. These three additional franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. All franchises held for sale are expected to be sold within one year from March 31, 2007. The operating results of these franchises are included in the loss from discontinued operations in Sonic’s statements of income. Assets to be disposed of in connection with franchises not yet sold have been classified in assets held for sale in Sonic’s balance sheets along with other assets held for sale. The major components of assets held for sale consist of the following:

	(dollars in thousands)
	December 31, 2006	March 31, 2007

Inventories	$106,581	$104,195
Property and equipment, net	32,665	33,346
Goodwill	12,325	9,349
Franchise assets	9,000	5,450

Assets held for sale	$160,571	$152,340

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	(dollars in thousands)
	Three Months Ended March 31,
	2006	2007
Revenues	$197,418	$132,160
Franchise agreement impairments	925	1,250
Lease exit charges	—	184
Property impairment charges	2,094	253
Gain / (Loss) on disposal of franchises	(214)	—
Pre-tax losses	7,171	5,269

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic allocates corporate level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the three months ended March 31, 2006 and 2007 was $0.4 million and $0.2 million, respectively.

Property and equipment impairment charges of $0.3 million were recorded during the first quarter of 2007 in loss from discontinued operations in connection with the franchises to be sold. These impairment charges were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises and recorded values. Franchise asset impairment charges were also recorded in the first quarter of 2007 in the amount of $1.3 million. These impairment charges were related to revising the estimated fair value of franchises held for sale. A charge of $0.2 million was recorded during the first quarter of 2007 in loss from discontinued operations related to the revision of estimates related to lease exit accruals. The accruals are calculated by discounting the remaining lease payments, net of estimated sublease proceeds, as of March 31, 2007.

3. INVENTORIES

Inventories consist of the following:

	(dollars in thousands)
	December 31, 2006	March 31, 2007

New vehicles	$827,630	$885,947
Used vehicles	145,028	159,149
Parts and accessories	57,266	58,455
Other	68,641	70,337

	$1,098,565	$1,173,888
Less inventories classified as assets held for sale	(106,581)	(104,195)

Inventories	$991,984	$1,069,693

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(dollars in thousands)
	December 31, 2006	March 31, 2007

Land	$25,016	$30,921
Building and improvements	143,345	165,611
Office equipment and fixtures	65,621	63,663
Parts and service equipment	44,778	49,021
Company vehicles	9,519	9,941
Construction in progress	70,594	61,523

Total, at cost	358,873	380,680
Less accumulated depreciation	(79,459)	(84,401)

Subtotal	279,414	296,279
Less assets held for sale	(32,665)	(33,346)
Less construction in progress expected to be sold in sale-leaseack transactions	(26,198)	(32,294)

Property and equipment, net	$220,551	$230,639

Other current assets – construction in progress held for sale represent dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. These assets have been classified as other current assets in Sonic’s balance sheets. Under the terms of the sale-leaseback transactions, Sonic sells the properties to third party entities and enters into long-term operating leases on the facilities. Sonic did not enter into any sale-leaseback transactions during the three month period ended March 31, 2007.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of franchise agreements and goodwill for the three months ended March 31, 2007 were as follows:

	Franchise Agreements	Goodwill
Balance, December 31, 2006	$79,700	$1,155,428

Additions through current year acquisitions	1,600	4,112
Prior year acquisition allocations	—	46
Impairment expense (discontinued operations)	(1,250)	—
Reclassification from assets held for sale	3,550	2,976

Balance, March 31, 2007	$83,600	$1,162,562

Franchise agreements and definite life intangible assets ($97.8 million and $94.1 million at March 31, 2007 and December 31, 2006, respectively) are classified as other intangible assets, net in Sonic’s balance sheets.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(dollars in thousands)
	December 31, 2006	March 31, 2007
$350 million 2006 Revolving Credit Sub-Facility (1) bearing interest at 2.00 percentage points above LIBOR	$20,086	$22,087
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $2,470 and $2,414, respectively	272,530	272,586
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $1,489 and $1,340, respectively	128,611	128,760
Convertible Senior Subordinated Notes bearing interest at 4.25%, maturing November 30, 2015, redeemable on or after October 31, 2010, net of discount of $3,202 and $3,018, respectively	156,798	156,982
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $4,840 and $4,629, respectively	27,905	27,304
Fair value of Variable Swaps	(4,710)	(3,788)
Other notes payable (primarily equipment notes)	114	37

	$601,334	$603,968
Less current maturities	(2,707)	(2,696)

Long-term debt	$598,627	$601,272

(1)	– As defined in Sonic’s annual report on Form 10-K for the year ended December 31, 2006

Neither of the conversion features on the 5.25% or 4.25% convertible senior subordinated notes were satisfied during the three months ended March 31, 2007. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of March 31, 2007.

Subsequent to March 31, 2007, Sonic entered into an interest rate swap agreement to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. Under the terms of this swap, Sonic will receive interest payments on a $200 million notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and will make interest payments at a fixed rate of 4.935% until the swap matures on May 1, 2012. The swap has been designated and qualifies as a cash flow hedge and, as a result, changes in the fair value of the swap will be recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. STOCK-BASED COMPENSATION

Sonic currently has four stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”), the First America Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”), and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) (collectively, the “Stock Plans”). See Sonic’s Annual Report on Form 10-K as of December 31, 2006 for a more detailed description of the Stock Plans. Subsequent to March 31, 2007, Sonic’s stockholders approved amendments to the 2004 Plan and the 2005 Formula Plan to increase the number of shares issuable under these plans to 3,000,000 and 90,000, respectively.

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance - December 31, 2006	4,734	$7.01 - 37.50	$20.24

Granted	116	28.04	28.04
Exercised	(455)	7.01 - 26.92	17.28
Forfeited	(79)	18.88 - 26.42	21.39

Balance - March 31, 2007	4,316	$7.25 - 37.50	$20.74	6.0	$47,599

Exercisable	3,056	$7.25 - 37.50	$19.92	4.9	$30,301

(amounts in thousands, except per option data)	Three Months Ended March 31, 2007
Weighted Average Grant-Date Fair Value Per Option of Options Granted	$8.74
Intrinsic Value of Options Exercised	5,584
Fair Value of Options Vested	1,034

The weighted average fair value of options granted in the three month period ended March 31, 2007 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Stock Option Plans	2007
Dividend yield	1.71%
Risk free interest rates	4.50%
Expected lives	5 years
Volatility	33.10%

Sonic used an expected term of five years for current year option grants based on observations of past grants and exercises. The historical exercise experience indicates that the expected term is at least three years (consistent with the three year graded vesting period attached to the majority of these options) and the grants that make up this experience are in the early to middle stages of their contractual terms of ten years.

Expected volatility was estimated using Sonic’s stock price over the last four years. Prior to this four year period, Sonic was a fast growing, new company in an un-established retail sector of the equity market. As such, the volatility of the stock between 1997 and 2002 was higher than what is expected in the future due to a change in strategy that includes a slower pace of acquisitions, the payment of quarterly dividends and the establishment of the retail automotive sector of the equity market. Sonic recognized compensation expense within selling, general and administrative expenses related to stock options of $1.3 million and $1.1 million in the years ended March 31, 2006 and 2007, respectively. Tax benefits recognized related to the compensation expenses were $0.5 million and $0.4 million for the years ended March 31, 2006 and 2007, respectively. The total compensation cost related to unvested options not yet recognized at March 31, 2007 was $6.0 million and is expected to be recognized over a weighted average period of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.2 years. Sonic received $7.9 million in cash from the exercise of stock options during the first quarter of 2007. Sonic’s tax benefit associated with these stock option exercises was $2.1 million during the first quarter of 2007.

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2006	265	$25.52
Granted	199	30.03
Forfeited	(99)	22.46
Vested	(2)	29.04

Balance - March 31, 2007	363	$28.80

In the first quarter of 2007, 199,000 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s executive officers and certain other executives under the 2004 Plan. All awards made in 2007 cliff-vest in three years. The shares and units granted in conjunction with 2007 incentive compensation for executive officers are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2007 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer. These awards are generally subject to the same restrictions and rights as the restricted stock granted in prior years to certain executive officers, except that the restricted stock units do not have voting rights and that dividends on the restricted stock units are paid to the holders in the year subsequent to the dividend declarations. In the first quarter of 2007, certain associates forfeited approximately 99,000 restricted shares of Class A common stock. As a result, previously recognized compensation expense relating to these shares was reversed, resulting in a reduction of selling, general and administrative expenses of $1.5 million. Including the effect of the forfeitures in 2007, Sonic recognized income of $0.8 million in the first quarter of 2007 as compared to expense of $0.3 million in the first quarter of 2006. Tax expense realized in the first quarter of 2007 was $0.3 million compared to tax benefit of $0.1 million for the first quarter of 2006. Total compensation cost related to unvested restricted stock not yet recognized at March 31, 2007 was $8.2 million, and is expected to be recognized over a weighted average period of 2.4 years.

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2006
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,161	$21,532	$0.51	$(4,450)	$(0.10)	$17,082	$0.41
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	1,112		39		1,151
Contingently Convertible Debt (2005 Convertibles)	299
Stock Compensation Plans	969

Diluted Earnings (Loss) Per Share	46,205	$22,644	$0.49	$(4,411)	$(0.10)	$18,233	$0.39

	For the Three Months Ended March 31, 2007
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount

	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,871	$23,679	$0.55	$(3,688)	$(0.08)	$19,991	$0.47
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	1,088		30		1,118
Contingently Convertible Debt (2005 Convertibles)	1,307	—		—		—
Stock Compensation Plans	984

Diluted Earnings (Loss) Per Share	47,938	$24,767	$0.52	$(3,658)	$(0.08)	$21,109	$0.44

In addition to the stock options included in the table above, options to purchase 0.7 million shares and 0.4 million shares of Class A common stock were outstanding during the three month periods ended March 31, 2006 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

9. CONTINGENCIES

Legal Proceedings:

Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and Sonic’s Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. Sonic intends to continue its vigorous defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2006 and March 31, 2007 were $2.0 million and $2.2 million, respectively, in reserves that Sonic has provided for pending proceedings.

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of March 31, 2007 was approximately $133.4 million. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $26.4 million at March 31, 2007. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are one of the largest automotive retailers in the United States. As of April 30, 2007, we owned dealership subsidiaries that operated 175 dealership franchises, representing 36 different brands of cars and light trucks at 150 locations, and 38 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our automotive customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term vehicle sales volume.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following is a detail of our new vehicle revenues by brand for the three month periods ended March 31, 2006 and 2007:

	Percentage of New Vehicle Revenue
	Three Months Ended March 31,
	2006	2007
Brand (1)
Honda	15.7%	15.8%
Toyota	10.3%	13.1%
BMW	14.4%	13.0%
Mercedes	9.5%	9.2%
Cadillac	8.6%	8.6%
General Motors (2)	8.6%	8.2%
Ford	8.5%	8.0%
Lexus	6.9%	6.6%
Other Luxury (3)	3.4%	3.2%
Other (4)	2.2%	2.6%
Volvo	2.6%	2.6%
Nissan	2.1%	1.9%
Porsche	1.6%	1.3%
Audi	1.4%	1.4%
Acura	1.3%	1.1%
Chrysler (5)	1.1%	1.0%
Hyundai	1.0%	1.6%
Volkswagen	0.8%	0.8%

Total	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflect reclassifications to exclude additional franchises sold, identified for sale, or terminated subsequent to March 31, 2006 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Hummer, Infiniti, Jaguar, Land Rover and Saab
(4)	Includes Isuzu, KIA, Mini, Mitsubishi, Scion and Subaru
(5)	Includes Chrysler, Dodge and Jeep

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to March 31, 2007. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Revenues

New Vehicles:

	Three Months Ended		Units or $	%
	3/31/2006	3/31/2007	Change	Change
Total New Vehicle Units

Same Store	34,942	34,789	(153)	(0.4%)
Acquisitions and Other	702	1,099	397	56.6%

Total as Reported	35,644	35,888	244	0.7%

Total New Vehicle Revenues (in thousands)

Same Store	$1,104,924	$1,128,650	$23,726	2.1%
Acquisitions and Other	18,862	35,872	17,010	90.2%

Total as Reported	$1,123,786	$1,164,522	$40,736	3.6%

Total New Vehicle Unit Price

Same Store	$31,622	$32,443	$821	2.6%
Total Dealerships as Reported	$31,528	$32,449	$921	2.9%

New unit sales at our import dealerships increased by 729 units, or 3.0%, for the three months ended March 31, 2007, as compared to the same period last year. Reported industry-wide new unit sales of import brands increased 7.1% for the same period. Our domestic new unit sales decreased by 882 units, or 8.3%, over the same three month period last year, compared to the industry’s domestic unit sales decline of 7.8% during the same time period. Our top performing import stores during the first quarter of 2007 were Toyota, Mercedes and Honda, which posted unit volume increases of 11.6%, 4.8% and 1.5%, respectively. Our Toyota stores continued to benefit from increased sales related to new and redesigned car models. On the domestic side, our Cadillac stores’ unit volume benefited from strong fleet sales in the first quarter of 2007, which increased by 174 units when compared to the same period in 2006. Of the remaining domestic brands, our Ford stores experienced the largest decline in new unit sales, decreasing by 14.2%, as compared to the same period last year. This compares to the industry-wide new retail unit decline for Ford dealerships of 15.2% in the first quarter of 2007.

Our import dealerships’ average price per unit increased $515, or 1.6%, for the three month period ended March 31, 2007. The price increases were primarily due to the change in sales mix for the current quarter compared to the same period in 2006. Our Mercedes and BMW stores experienced the most significant improvement in average price per unit due to a greater percentage of higher priced SUV and crossover sales. Despite the decline in new unit volume, our domestic dealerships’ average new unit price increased $1,340, or 4.5%, for the three months ended March 31, 2007. In particular, our Cadillac and GM stores continued to benefit from the redesign of SUV models. Of the domestic brands, our Ford stores posted the most considerable increase in price per unit as compared to the first quarter of 2006, due primarily to an increase in fleet prices.

Used Vehicles:

	Three Months Ended		Units or $	%
	3/31/2006	3/31/2007	Change	Change
Total Used Vehicle Units

Same Store	15,884	16,546	662	4.2%
Acquisitions and Other	260	462	202	77.7%

Total as Reported	16,144	17,008	864	5.4%

Total Used Vehicle Revenues (in thousands)

Same Store	$305,600	$321,299	$15,699	5.1%
Acquisitions and Other	4,608	9,733	5,125	111.2%

Total as Reported	$310,208	$331,032	$20,824	6.7%

Total Used Vehicle Unit Price

Same Store	$19,239	$19,419	$180	0.9%
Total Dealerships as Reported	$19,215	$19,463	$248	1.3%

Our used vehicle volume increase of 4.2% compares to an industry-wide decrease at franchised dealerships. We believe our results exceed the industry average due to the continued implementation of a standardized used vehicle

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

merchandising process at our dealerships. The overall increase in used price per unit of $179, or 0.9%, for the three months ended March 31, 2007 can be mainly attributed to a continuing shift in our dealership mix towards more import and luxury dealerships. Certified pre-owned vehicle (“CPO”) unit volume was relatively flat, while CPO sales as a percentage of total used vehicle sales decreased from 48.3% to 44.9% during the three month period ended March 31, 2007, as compared to the same period in 2006. This change in our sales mix was due to our merchandising initiative, which tends to emphasize traditional used vehicles.

Wholesale Vehicles:

	Three Months Ended		Units or $	%
	3/31/2006	3/31/2007	Change	Change
Total Wholesale Vehicle Units

Same Store	12,508	11,946	(562)	(4.5%)
Acquisitions and Other	869	915	46	5.3%

Total as Reported	13,377	12,861	(516)	(3.9%)

Total Wholesale Vehicle Revenues (in thousands)

Same Store	$121,215	$104,525	$(16,690)	(13.8%)
Acquisitions and Other	11,261	10,631	(630)	(5.6%)

Total as Reported	$132,476	$115,156	$(17,320)	(13.1%)

Total Wholesale Unit Price

Same Store	$9,691	$8,750	$(941)	(9.7%)
Total Dealerships as Reported	$9,903	$8,954	$(949)	(9.6%)

Lower wholesale vehicle revenues realized in the first quarter of 2007 were driven by a decrease in unit sales combined with a 9.7% price per unit decrease. The decline in our wholesale business can be mainly attributed to the implementation of our merchandising and inventory management process. We believe this improved process allowed us to retail used vehicles we historically would have disposed of through the wholesale market.

Parts, Service and Collision Repair (“Fixed Operations”):

	Three Months Ended		$	%
	3/31/2006	3/31/2007	Change	Change
Total Parts, Service and Collision Repair (in thousands)

Same Store	$268,457	$282,919	$14,462	5.4%
Acquisitions and Other	5,271	11,933	6,662	126.4%

Total as Reported	$273,728	$294,852	$21,124	7.7%

Customer pay increases of $10.9 million, or 8.5%, were primarily responsible for the increase in Fixed Operations revenue. Import and luxury import brands drove the majority of these increases in customer pay for the three month period ended March 31, 2007. Our BMW, Mercedes, Lexus, Honda and Toyota stores accounted for $8.9 million, or 81.9%, of the customer pay increase. Warranty revenues decreased $2.7 million, or 5.0%, in the three month period ended March 31, 2007, compared to the same period last year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Finance, Insurance and Other (“F&I”):

	Three Months Ended		$	%
	3/31/2006	3/31/2007	Change	Change
Total Finance, Insurance and Other Revenue (in thousands)

Same Store	$44,306	$47,115	$2,809	6.3%
Acquisitions and Other	1,573	1,731	158	10.0%

Total as Reported	$45,879	$48,846	$2,967	6.5%

Total F&I per Unit (excluding fleet)

Same Store	$945	$989	$44	4.7%
Total Dealerships as Reported	$959	$994	$35	3.6%

Increases in overall retail unit volume and increased penetration resulted in higher F&I revenue for the quarter ended March 31, 2007, as compared to the same period last year. We believe the increase in penetration rates is due to the continued implementation of an electronic F&I menu which allows for a more consistent presentation of our product offerings to each of our customers.

Gross Profit and Gross Margins

Our same store gross margin percentage was flat for the three month period ended March 31, 2007, when compared to 2006. This can be partly attributed to a change in revenue mix as shown in the table below. Specifically, we experienced increases in our used vehicle, Fixed Operations and F&I activities, which generate higher gross margins. This revenue shift helped to offset the gross margin percentage declines experienced by all of our product lines. The 30 basis point decrease in the new vehicle gross margin rate can be attributed to brand mix.

	Three Months Ended
	3/31/2006		3/31/2007		Basis Point Change
	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit
New Vehicles	59.9%	28.0%	59.9%	26.6%	—	(140)
Used Vehicles	16.6%	11.3%	17.0%	11.1%	40	(20)
Wholesale Vehicles	6.6%	0.1%	5.5%	0.0%	(110)	(10)
Fixed Operations	14.6%	45.5%	15.0%	46.6%	40	110
Finance, Insurance and Other	2.3%	15.1%	2.6%	15.7%	30	60

Total same store	100.0%	100.0%	100.0%	100.0%	—	—

The gross margin rates on our various revenue lines on a same store basis were as follows:

	Three Months Ended		Basis Point
	3/31/2006	3/31/2007	Change
New vehicles	7.4%	7.1%	(30)
Used vehicles	10.8%	10.3%	(50)
Wholesale vehicles	0.2%	0.0%	(20)
Parts, service and collision repair	49.5%	49.4%	(10)
Finance and insurance	100.0%	100.0%	—
Total same store gross margin	15.9%	15.9%	—

Selling, General and Administrative Expenses (“SG&A”)

For the three month period ended March 31, 2007, reported SG&A expenses increased $6.8 million, or 2.9%, as compared to the same period last year due primarily to increases associated with gross profit growth and acquisitions. As a percentage of reported gross profit, SG&A expenses decreased 90 basis points, mainly due to decreases in total compensation expense partially offset by increases in employee benefits cost.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Reported advertising expense increased by $1.1 million, or 7.4%, during the three month period ended March 31, 2007, when compared with the same period last year. Total compensation expense decreased $0.7 million during the same three month period, mainly due to a $1.5 million benefit recorded in the first quarter of 2007 related to restricted stock forfeitures. As a percentage of reported gross profit, total compensation expense decreased by 210 basis points, as compared to the first quarter of 2006. Rent expense increased by $3.3 million due to the completion of sale leaseback transactions for new facilities and the effect of rising consumer-price-indices and interest rates on certain dealership leases. As a percentage of gross profit, rent and rent related expenses increased 60 basis points. Additionally, other SG&A expenses increased $3.1 million compared with the first quarter of last year. As a percentage of gross profit, other expenses increased 30 basis points, mainly due to impairment charges recorded in the prior year.

Depreciation and Amortization

Reported depreciation and amortization expense increased for the three month period ended March 31, 2007 over the comparable three month period in 2006 by $1.0 million, or 20.3%. This increase was due to acquisitions, the completion of leasehold improvement projects and other general capital expenditures.

Interest Expense, Floor Plan

The weighted average floor plan interest rate for new vehicle floor plan financing incurred by continuing operations dealerships was 6.4% for the quarter ended March 31, 2007, compared to 5.3% for the quarter ended March 31, 2006, which increased new vehicle floor plan interest expense by approximately $2.4 million. The average of the new vehicle notes payable-floor plan balance from continuing dealerships increased to $949.0 million during the first quarter of 2007 from $900.1 million during the first quarter of 2006, resulting in increased new vehicle floor plan interest expense of approximately $0.8 million.

Our new vehicle floor plan interest expenses are partially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against cost of sales upon the sale of the vehicle. During the three months ended March 31, 2007 and 2006, our new vehicle floor plan interest exceeded the amounts we recognized in our income statement (for continuing operations dealerships) from floor plan interest assistance by approximately $6.1 million and $3.4 million, respectively, primarily due to the effect of higher interest rates in the first quarter of 2007 compared to the first quarter of 2006.

Interest expense on our used vehicle floor plan facility was approximately $1.4 million for the first quarter of 2007 compared to $0.6 million in the same period in 2006. Interest expense in 2006 was lower than 2007 primarily due to the used floor plan facility existing for only a portion of time in the first quarter of 2006.

Interest Expense, Other

Interest expense, other for first quarter 2007 compared to 2006 is summarized in the table below:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Three Months Ended March 31, 2007

Increase/(Decrease) in Interest Expense

(in millions)
Interest rates –
- Changes in the average interest rate on the revolving facilities (from 7.0% in 2006 to 6.3% in 2007)	$(0.4)

Debt balances –
- Increase/(Decrease) in debt balances	(2.8)

Other factors –
- Decrease/(increase) in capitalized interest	(0.1)
- Incremental interest expense related to the Old and New Variable Swaps (1)	0.5
- Increase in other expense, net	0.1

$(2.7)

(1)	– As defined in our Annual Report on Form 10-K for the year ended December 31, 2006

Other Income/(Expense)

Other expense for the three months ended March 31, 2006 is primarily comprised of costs incurred related to the termination of our then existing revolving credit facility.

Income Taxes

The overall effective tax rate of 40.4% in the first quarter of 2007 increased over the comparable prior year period effective rate of 38.4% primarily due to the adoption of FIN 48 and the shift of the distribution of taxable income to states with higher overall tax rates.

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our various credit facilities and offerings of debt and equity securities to meet these requirements.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations is generated by these subsidiaries. As a result, our cash flows and ability to service debt depend to a substantial degree on the results of operations of our subsidiaries and their ability to provide us with cash. Uncertainties in the economic environment may affect our overall liquidity.

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing operations and discontinued operations) was 6.4% and 5.4% for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, we received approximately $9.7 million in manufacturer assistance, which was approximately $8.4 million less than the amount we paid for floor plan interest. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of March 31, 2007.

The weighted average interest rate for our used vehicle floor plan facility (whose interest expense is allocated to discontinued and continuing operations) was 6.6% for the three months ended March 31, 2007 compared to 5.7% for the three months ended March 31, 2006.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Long-Term Debt and Credit Facilities

2006 Revolving Credit Sub-Facility: At March 31, 2007, our 2006 Revolving Credit Sub-Facility (as defined in our Annual Report on Form 10-K for the year ended December 31, 2006) had a borrowing limit of $350.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $415.3 million at March 31, 2007). The amount available to be borrowed under the 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At March 31, 2007, we had $82.8 million in letters of credit outstanding and $245.1 million of borrowing availability.

At March 31, 2007, the outstanding balance on our long-term debt and credit facilities were as follows (in thousands):

	Interest Rate (1)		Outstanding Balance

2006 Revolving Credit Sub-Facility (matures February 2010)	LIBOR + 2.00	% (2)	$22.1

Senior Subordinated Notes (mature August 2013)	8.625%		$272.6

5.25% Convertible Senior Subordinated Notes (mature May 2009) (3)	5.25%		$128.8

4.25% Convertible Senior Subordinated Notes (mature November 2015 and are redeemable on or after October 2010) (3)	4.25%		$157.0

Notes Payable to a Finance Company (mature November 2015 through September 2016)	10.19	%(4)	$27.3

(1)	Six-month LIBOR was 5.33% at March 31, 2007.
(2)	Interest rate on the revolving Credit Facility is based on a perfomance—based grid that ranges from 1.75% to 2.75% above LIBOR.
(3)	Notes were not convertible at any time during the three months ended March 31, 2007.
(4)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of March 31, 2007.

Dealership Acquisitions

In the first three months of 2007, we acquired two franchises for an aggregate purchase price of $16.6 million in cash, net of cash acquired, using cash from operations, borrowings under the 2006 Revolving Credit Sub-Facility and borrowings under our floor plan facilities.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first three months of 2007 were approximately $23.2 million, of which approximately $8.1 million related to the construction of new dealership facilities and collision repair centers. Once completed, these new dealership facilities and collision repair centers are generally sold in sale-leaseback transactions. Capital expenditures incurred during the first three months of 2007 expected to be sold within a year in sale-leaseback transactions were $1.4 million. We do not expect any significant gains or losses from these sales. As of March 31, 2007, commitments for facilities construction projects totaled approximately $10.7 million. We expect $6.0 million of this amount to be financed through future sale-leaseback transactions.

Stock Repurchase Program

As of March 31, 2007, pursuant to previous authorizations from our Board of Directors, we had approximately $10.5 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first three months of 2007, we repurchased 60,000 shares for approximately $1.7 million, which was offset by proceeds received from the exercise of stock options under stock compensation plans of $7.9 million. As of April 30, 2007, we had approximately $8.4 million remaining to repurchase shares under our Board authorization.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Dividends

During the first quarter of 2007, our Board of Directors approved a quarterly cash dividend of $0.12 per share for shareholders of record on March 15, 2007, which was paid on April 15, 2007. Subsequent to March 31, 2007, our Board of Directors approved a quarterly cash dividend of $0.12 per share for stockholders of record on June 15, 2007, which will be paid on July 15, 2007.

Cash Flows

For the three months ended March 31, 2007, net cash used by operating activities was approximately $129.1 million. This use of cash was comprised of cash out flows for inventories and notes payable-floor plan-trade somewhat offset by a reduction of receivables. Net cash used in investing activities for the first three months of 2006 was $37.0 million, which consisted mostly of capital expenditures and dealership acquisitions. Net cash provided by financing activities for the three months ended March 31, 2007 was $167.5 million, comprised mostly of the increase of notes payable-floor plan – non-trade and proceeds from the issuance of stock under stock compensation plans.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. See Note 9 to the accompanying financial statements.

Future Liquidity Outlook

We believe our best source of liquidity for future growth remains cash flows from operations combined with the availability of borrowings under our new and used floor plan financing (or any replacements thereof) and our revolving credit facility. Though uncertainties in the economic environment as well as uncertainties associated with geopolitical conflicts may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service, quarterly cash dividends and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly-traded debt securities, based on market conditions.

Off-Balance Sheet Arrangements

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of our off-balance sheet arrangements.

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

Interest Rate Risk

Our variable rate notes payable–floor plan, 2006 Credit Facility (as defined herein) borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1,363.9 million at March 31, 2007. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $3.3 million in the first three months of 2007. Of the total change in interest expense, approximately $2.6 million would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the three months ended March 31, 2007, the amounts we paid for floor plan interest expense for both our continuing and discontinued operations exceeded manufacturer floor plan assistance received by approximately $8.4 million.

In addition to our variable rate debt, approximately 28% of our dealership facility lease agreements’ monthly lease payments fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

We have five separate interest rate swaps with a total notional amount of $150.0 million (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the forward six month LIBOR (fixed on February 15 and August 15 of each year) plus a spread ranging from 3.825% to 3.85% with a weighted average spread of 3.83%. The Variable Swaps expire on August 15, 2013.

Subsequent to March 31, 2007, we entered into an interest rate swap agreement to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of this swap, we will receive interest payments on a $200 million notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and will make interest payments at a fixed rate of 4.935% until the swap matures on May 1, 2012. The swap has been designated and qualifies as a cash flow hedge and, as a result, changes in the fair value of the swap will be recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity.

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

We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. We intend to continue vigorous defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

As of March 31, 2007, our total outstanding indebtedness was $1,795.4 million, including the following:

•	$22.1 million under the revolving credit line of our four-year syndicated credit facility (the “2006 Revolving Credit Sub-Facility”);

•	$1,191.5 million under the secured new and used inventory floor plan facilities, including $94.2 million classified as liabilities associated with assets held for sale;

•

$128.8 million in 5.25% convertible senior subordinated notes due 2009 (the “2002 Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $1.3 million;

•

$157.0 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “2005 Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $3.0 million;

•

$272.6 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.4 million; and

•

$23.4 million of other secured debt, representing $22.6 million in aggregate principal amount plus unamortized premium of approximately $4.6 million and less $3.8 million for the fair value of fixed to variable interest rate swaps.

As of March 31, 2007, we had $245.1 million available for additional borrowings under the 2006 Revolving Credit Sub-Facility. We also have significant additional capacity under new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 2002 Convertibles and 2005 Convertibles and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness. Our 2006 Revolving Credit Sub-Facility, up to $700.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $150.0 million in borrowing availability for used vehicle inventory floor plan financing are collectively referred to as our “2006 Credit Facility”.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements (which many view as debt financing) that generally have initial terms of fifteen to twenty years with one or two five-year renewal options. These operating leases require monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in the notes to our financial statements under the heading “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

During the three months ended March 31, 2007, approximately 89.8% of our new vehicle revenue was derived from the sale of new vehicles manufactured by Ford, Honda, General Motors (including Cadillac), BMW, Mercedes and Toyota. Our success depends to a great extent on these manufacturers’:

•	financial condition;

•	marketing;

•	vehicle design;

•	publicity concerning a particular manufacturer or vehicle model;

•	production capabilities;

•	management;

•	reputation; and

•	labor relations.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Since 2005, the financial condition and operating results of both Ford and General Motors have deteriorated significantly. As of March 31, 2007, we owned 28 Ford franchises (including Volvo, Jaguar, Land Rover, Lincoln and Mercury) and 38 General Motors franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac). Should the financial condition and operating results of either Ford or General Motors continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by either Ford or General Motors could have a material adverse effect on our future results of operations, financial condition or cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Our obligations under the 2006 Credit Facility are secured with a pledge of shares of common stock of Speedway Motorsports, Inc., a publicly traded owner and operator of automobile racing facilities. These shares of Speedway Motorsports common stock are beneficially owned by Sonic Financial Corporation (“SFC”), an entity controlled by Mr. Smith. Presently, the $350 million borrowing limit of our 2006 Revolving Credit Sub-Facility is subject to a borrowing base calculation that is based, in part, on the value of the Speedway Motorsports shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of Speedway Motorsports common stock could reduce the amount we can borrow under the 2006 Revolving Credit Sub-Facility.

Mr. Smith has also guaranteed additional indebtedness incurred to complete certain dealership acquisitions. Mr. Smith may not be willing or able to provide similar guarantees or credit support in the future. This could impair our ability to obtain acquisition financing on favorable terms.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. We have been advised that the plaintiffs’ attorneys in this South Carolina private civil action intend to file private civil class actions against Sonic Automotive, Inc. and certain of its subsidiaries in other states. This group of plaintiffs’ attorneys has filed another one of these private civil class action lawsuits in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. Another one of these private civil actions has been filed in Tennessee state court against Sonic Automotive, Inc. and one of our Tennessee subsidiaries. Additionally, a private civil action has also been filed against one of our dealerships in Los Angeles County stating allegations of deceptive sales practices by that dealership. The plaintiffs in this private civil action purport to represent a class of customers as potential plaintiffs, although no motion for class certification has been filed. Additionally, our South Carolina dealerships and numerous other South Carolina dealerships have been named as defendants in a lawsuit alleging improper practices related to the imposition of document preparation and/or administrative service fees. The plaintiffs’ attorneys in this lawsuit are seeking relief on behalf of a large group of consumers, although the lawsuit currently does not seek class action treatment.

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

Our company is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We have subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. We intend to continue our vigorous defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 31.6% of our total revenues for the three months ended March 31, 2007. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions. In addition, due to the provisions and terms contained in our operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

As described in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006, our estimates for finance, insurance and service contracts, insurance reserves and Cornerstone Acceptance allowance for credit losses is based on historical experience. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

An impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in our Annual Report on Form 10-K for the year ended December 31, 2006 in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. As of March 31, 2007, our balance sheet reflected a carrying amount of approximately $1,171.9 million in goodwill (including goodwill classified as assets held for sale), which was allocated between three geographic reporting units. If the goodwill in any of our reporting units is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended March 31, 2007.

	(amounts in thousands, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2007	0	$-	0	$12,198

February 2007	0	$-	0	$12,198

March 2007	60,000	$28.51	60,000	$10,487

Total	60,000	$28.51	60,000	$10,487

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)

November 1999	$25,000

February 2000	25,000

December 2000	25,000

May 2001	25,000

August 2002	25,000

February 2003	20,000

December 2003	20,000

July 2004	20,000

Total	$185,000

See Note 6 to our annual consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6:	Exhibits.

(a) Exhibits:

Exhibit No.	Description
10.1*	Sonic Automotive, Inc. 2004 Incentive Plan, Amended and Restated as of February 13, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142435) (1)

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed previously.
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

SONIC AUTOMOTIVE, INC.

Date: May 10, 2007	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: May 10, 2007	By:	/s/ David P. Cosper
David P. Cosper
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Sonic Automotive, Inc. 2004 Incentive Plan, Amended and Restated as of February 13, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142435) (1)

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
(1)	Indicates a management contract or compensatory plan or arrangement