Form 10-Q
period 2007-06-30
SONIC AUTOMOTIVE INC
filed 2007-08-02
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 30,825,012 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
New vehicles	$1,270,617	$1,273,184	$2,394,403	$2,434,366
Used vehicles	346,424	364,062	656,632	694,297
Wholesale vehicles	131,250	107,828	263,725	222,619

Total vehicles	1,748,291	1,745,074	3,314,760	3,351,282
Parts, service and collision repair	280,100	290,916	553,828	584,819
Finance, insurance and other	45,502	54,360	91,381	103,118

Total revenues	2,073,893	2,090,350	3,959,969	4,039,219
Cost of sales	1,762,138	1,765,117	3,352,849	3,406,193

Gross profit	311,755	325,233	607,120	633,026
Selling, general and administrative expenses	248,771	241,244	481,366	479,236
Depreciation and amortization	6,806	8,626	11,604	14,389

Operating income	56,178	75,363	114,150	139,401
Other income / (expense):
Interest expense, floor plan	(15,832)	(17,348)	(28,130)	(33,586)
Interest expense, other, net	(9,909)	(8,912)	(20,706)	(17,606)
Other income / (expense), net	(3)	86	(665)	96

Total other expense	(25,744)	(26,174)	(49,501)	(51,096)

Income from continuing operations before taxes	30,434	49,189	64,649	88,305
Provision for income taxes	12,586	19,210	25,666	34,439

Income from continuing operations	17,848	29,979	38,983	53,866
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(8,780)	(5,159)	(15,277)	(10,725)
Income tax benefit	3,120	1,548	5,564	3,218

Loss from discontinued operations	(5,660)	(3,611)	(9,713)	(7,507)

Net income	$12,188	$26,368	$29,270	$46,359

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.42	$0.70	$0.92	$1.26
Loss per share from discontinued operations	(0.13)	(0.09)	(0.23)	(0.18)

Earnings per share	$0.29	$0.61	$0.69	$1.08

Weighted average common shares outstanding	42,414	42,902	42,288	42,886

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.41	$0.65	$0.89	$1.17
Loss per share from discontinued operations	(0.12)	(0.08)	(0.21)	(0.16)

Earnings per share	$0.29	$0.57	$0.68	$1.01

Weighted average common shares outstanding	46,270	47,987	46,238	47,963

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2006	June 30, 2007 (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,696	$12,157
Receivables, net	385,849	318,827
Inventories	991,984	1,109,214
Assets held for sale	160,571	176,536
Construction in progress expected to be sold in sale-leaseback transactions	26,198	4,516
Other current assets	35,834	31,474

Total current assets	1,613,132	1,652,724
Property and Equipment, net	220,551	270,036
Goodwill, net	1,155,428	1,247,721
Other Intangible Assets, net	94,136	102,299
Other Assets	41,517	36,312

Total Assets	$3,124,764	$3,309,092

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable - floor plan - trade	$377,943	$257,765
Notes payable - floor plan - non-trade	686,515	875,832
Trade accounts payable	68,016	68,048
Accrued interest	19,336	18,281
Other accrued liabilities	180,884	181,098
Liabilities associated with assets held for sale - trade	54,229	48,338
Liabilities associated with assets held for sale - non-trade	42,063	36,325
Current maturities of long-term debt	2,707	3,224

Total current liabilities	1,431,693	1,488,911
Long-Term Debt	598,627	672,196
Other Long-Term Liabilities	190,604	200,562
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 41,890,540 shares issued and 30,691,576 shares outstanding at December 31, 2006; 42,334,134 shares issued and 30,915,170 shares outstanding at June 30, 2007	416	423
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2006 and June 30, 2007	121	121
Paid-in capital	464,011	483,338
Retained earnings	598,293	625,552
Accumulated other comprehensive income	—	3,364
Treasury stock, at cost (11,198,964 Class A shares held at December 31, 2006 and 11,418,964 Class A shares held at June 30, 2007)	(159,001)	(165,375)

Total stockholders’ equity	903,840	947,423

Total Liabilities and Stockholders’ Equity	$3,124,764	$3,309,092

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2006	41,890	$416	12,029	$121	$464,011	$598,293	$(159,001)	$—	$903,840
Adoption of FIN 48	—	—	—	—	—	(8,582)	—	—	(8,582)
Shares awarded under stock compensation plans	444	7	—	—	12,356	—	—	—	12,363
Purchases of treasury stock	—	—	—	—	—	—	(6,374)	—	(6,374)
Income tax benefit associated with stock compensation plans	—	—	—	—	3,097	—	—	—	3,097
Income tax benefit associated with convertible note hedge	—	—	—	—	929	—	—	—	929
Stock-based compensation expense	—	—	—	—	2,578	—	—	—	2,578
Restricted stock amortization	—	—	—	—	1,911	—	—	—	1,911
Restricted stock forfeiture	—	—	—	—	(1,544)	—	—	—	(1,544)

Fair value of interest rate swap agreements, net of tax expense of $2,062	—	—	—	—	—	—	—	3,364	3,364	3,364
Net income	—	—	—	—	—	46,359	—	—	46,359	46,359
Dividends ($0.12 per share)	—	—	—	—	—	(10,518)	—	—	(10,518)

BALANCE AT June 30, 2007	42,334	$423	12,029	$121	$483,338	$625,552	$(165,375)	$3,364	$947,423	$49,723

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,270	$46,359
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	12,151	14,659
Provision for bad debt expense	557	1,885
Other amortization	189	537
Debt issuance cost amortization	508	567
Debt discount amortization, net of premium amortization	327	377
Stock - based compensation expense	3,329	2,578
Amortization of Restricted Stock	—	1,911
Restricted stock forfeiture	—	(1,544)
Deferred income taxes	(1,266)	(1,119)
Equity interest in earnings of investees	(464)	(314)
Impairment of franchise agreements	2,525	1,250
Impairment of property and equipment	10,077	512
(Gain)/Loss on disposal of franchises and property and equipment	(625)	(39)
Loss/(Gain) on exit of leased dealerships	4,914	542
Changes in assets and liabilities that relate to operations:
Receivables	55,587	32,822
Inventories	(129,981)	(68,578)
Other assets	(7,472)	(1,416)
Notes payable - floor plan - trade	(81,038)	(126,069)
Trade accounts payable and other liabilities	(11,894)	12,680

Total adjustments	(142,576)	(128,759)

Net cash used in operating activities	(113,306)	(82,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(78,264)	(160,109)
Purchases of property and equipment	(55,019)	(39,817)
Proceeds from sales of property and equipment	26,811	16,383
Proceeds from sale of franchises	12,385	5,374
Distributions from equity investees	600	900

Net cash used in investing activities	(93,487)	(177,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable floor plan - non-trade	289,459	183,579
Borrowings on revolving credit facilities	590,392	541,899
Repayments on revolving credit facilities	(651,918)	(482,354)
Debt issuance costs	(2,776)	—
Proceeds from issuance of long-term debt	—	17,335
Payments on long-term debt	(987)	(907)
Purchases of treasury stock	(12,037)	(6,374)
Income tax benefit associated with stock compensation plans	3,057	3,097
Income tax benefit associated with convertible hedge	709	929
Issuance of shares under stock compensation plans	11,779	12,363
Dividends paid	(10,109)	(10,437)

Net cash provided by financing activities	217,569	259,130

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	10,776	(539)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,566	12,696

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,342	$12,157

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in accrual for purchases of property and equipment	$3,384	$(933)
Adoption of FIN No. 48	$—	$(8,582)
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $13 and tax expense of $2,062 for the six months ended June 30, 2006 and 2007, respectively)	$(20)	$3,364
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$57,090	$58,980
Income taxes	$28,980	$19,072

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial information for the quarter and six months ended June 30, 2007 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2006, which were included in Sonic’s Annual Report on Form 10-K.

Adoption of FASB Interpretation No. 48 (FIN 48) – In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. Sonic adopted the provisions of FIN 48 effective January 1, 2007. As allowed in the initial year of adoption, Sonic recorded a charge of $8.6 million to 2007 beginning retained earnings resulting from its initial application of the provisions of FIN 48. At January 1, 2007, Sonic had liabilities of $23.4 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits is $4.7 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. In addition, approximately $6.1 million of the unrecognized tax benefits existing as of the date of adoption would affect the income tax rate if ultimately recognized.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2003 through 2006 U.S. federal income tax returns remain open to examination by the Internal Revenue Service (IRS). Sonic and its subsidiaries’ state income tax returns are open for examination by state taxing authorities for years ranging from 2001 to 2006.

Reclassifications – The statement of income for the quarter and six month period ended June 30, 2006 reflects the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to June 30, 2006. The statement of income for the quarter and six month period ended June 30, 2006 also reflects the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of June 30, 2006 but which Sonic has decided to retain and operate as of June 30, 2007.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for Sonic. Sonic is currently reviewing the provisions of SFAS No. 157 to determine the impact on its consolidated operating results, financial position and cash flows.

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

Operating Lease Accruals – Accruals are established when the decision is made to cease using properties related to operating leases and the operating leases are no longer being utilized in Sonic’s operations. These operating lease accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. For the second quarter and six month period ended June 30, 2006, Sonic recorded accruals totaling $3.8 million and $4.9 million, respectively. Of the $3.8 million accrual established in the second quarter ended June 30, 2006, $3.6 million was recorded in selling, general and administrative expenses and $0.2 million was recorded within discontinued operations. Of the $4.9 million established in the six months ended June 30, 2006, $4.6 million was recorded in selling, general and administrative expenses and $0.3 million

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

was recorded in discontinued operations. For the second quarter and six month period ended June 30, 2007, Sonic recorded accruals totaling $0.6 million and $1.1 million, respectively. Of the $0.6 million accrual established in the second quarter ended June 30, 2007, $0.2 million was recorded in selling, general and administrative expenses and $0.4 million was recorded within discontinued operations. Of the $1.1 million established in the six months ended June 30, 2007, $0.5 million was recorded in selling, general and administrative expenses and $0.6 million was recorded in discontinued operations.

A summary of the activity of these operating lease accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2006	$8,731
Lease exit expense	1,056
Lease exit expense recovery	(514)
Payments	(1,108)

Balance, June 30, 2007	$8,165

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions – The aggregate purchase price for franchises acquired during the first six months of 2007 totaled approximately $160.1 million in cash, net of cash acquired, and was funded by cash from operations, borrowings under our revolving credit facility and borrowings under our floor plan facilities. The balance sheet as of June 30, 2007 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following:

•	$63.7 million of net assets relating to dealership operations;

•	$6.4 million of intangible assets representing rights acquired under franchise agreements; and

•	$90.0 million of goodwill, all of which is expected to be tax deductible.

Dispositions – In the six month period ended June 30, 2007, Sonic identified four additional franchises to be held for sale and Sonic decided to retain and operate two franchises which were held for sale as of December 31, 2006. These four additional franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. All franchises held for sale are expected to be sold within one year from June 30, 2007. The operating results of these franchises are included in the loss from discontinued operations in Sonic’s statements of income. Included within assets held for sale are finance notes receivable from Sonic’s wholly-owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”). These notes receivable are expected to be sold to a third party by the end of 2007 in connection with the sale of our Cornerstone business.

Assets to be disposed of in connection with franchises not yet sold have been classified in assets held for sale in Sonic’s balance sheets along with other assets held for sale. The major components of assets held for sale consist of the following:

	(dollars in thousands)
	December 31, 2006	June 30, 2007
Notes receivable	$—	$32,316
Inventories	106,581	95,384
Property and equipment, net	32,665	33,544
Goodwill	12,325	9,842
Franchise assets	9,000	5,450

Assets held for sale	$160,571	$176,536

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)		(dollars in thousands)
	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$193,210	$136,245	$390,628	$273,945
Franchise agreement impairments	1,600	—	2,525	1,250
Lease exit charges	278	414	345	598
Property impairment charges	3,945	259	6,074	512
Gain / (Loss) on disposal of franchises	240	(13)	26	(13)
Pre-tax losses	8,780	5,159	15,277	10,725

Property impairment charges recorded above were determined based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises and recorded values. Franchise agreement impairments above were related to revising the estimated fair value of franchises held for sale. Lease exit charges above are discussed in footnote 1.

Sonic allocates corporate level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the second quarter ended June 30, 2006 and 2007 was $0.9 million and $0.6 million, respectively, and for the six months ended June 30, 2006 and 2007 was $1.8 million and $1.1 million, respectively.

3. INVENTORIES

Inventories consist of the following:

	(dollars in thousands)
	December 31, 2006	June 30, 2007
New vehicles	$827,630	$880,303
Used vehicles	145,028	176,886
Parts and accessories	57,266	60,604
Other	68,641	86,805

	$1,098,565	$1,204,598
Less inventories classified as assets held for sale	(106,581)	(95,384)

Inventories	$991,984	$1,109,214

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	December 31, 2006	June 30, 2007
Land	$25,016	$29,821
Building and improvements	143,345	183,906
Office equipment and fixtures	65,621	66,150
Parts and service equipment	44,778	50,428
Company vehicles	9,519	9,879
Construction in progress	70,594	58,431

Total, at cost	358,873	398,615
Less accumulated depreciation	(79,459)	(90,519)

Subtotal	279,414	308,096
Less assets held for sale	(32,665)	(33,544)
Less construction in progress expected to be sold in sale-leaseack transactions	(26,198)	(4,516)

Property and equipment, net	$220,551	$270,036

Construction in progress expected to be sold in sale-leaseback transactions represent dealership facilities that are expected to be completed and sold within one year. Under the terms of the sale-leaseback transactions, Sonic sells the properties to third party entities and enters into long-term operating leases on the facilities. In the first six months of 2007, Sonic sold $10.5 million in dealership facilities in sale-leaseback transactions. Sonic has no continuing obligations under these arrangements other than lease payments.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of franchise agreements and goodwill for the six months ended June 30, 2007 were as follows:

	(dollars in thousands)
	Franchise Agreements	Goodwill
Balance, December 31, 2006	$79,700	$1,155,428
Additions through current year acquisitions	6,400	89,964
Prior year acquisition allocations	—	54
Impairment expense (discontinued operations)	(1,250)	—
Reductions from sales of franchises	—	(208)
Reclassification from assets held for sale	3,550	2,483

Balance, June 30, 2007	$88,400	$1,247,721

Franchise agreements and definite life intangible assets ($102.3 million and $94.1 million at June 30, 2007 and December 31, 2006, respectively) are classified as other intangible assets, net in Sonic’s balance sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(dollars in thousands)
	December 31, 2006	June 30, 2007
$350 million 2006 Revolving Credit Sub-Facility (1) bearing interest at 2.00 percentage points above LIBOR	$20,086	$79,632
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $2,470 and $2,346, respectively	272,530	272,654
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $1,489 and $1,188, respectively	128,611	128,912
Convertible Senior Subordinated Notes bearing interest at 4.25%, maturing November 30, 2015, redeemable on or after October 31, 2010, net of discount of $3,202 and $2,829, respectively	156,798	157,171
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $4,840 and $4,421, respectively	27,905	26,709
Mortgage notes to finance companies, bearing interest from 6.75% to 6.82% (with a weighted average of 6.77%) with combined monthly principal and interest payments of $130, maturing July 2017 through May 2027	—	17,335
Fair value of Variable Swaps	(4,710)	(6,952)
Other	114	(41)

	$601,334	$675,420
Less current maturities	(2,707)	(3,224)

Long-term debt	$598,627	$672,196

(1)	- As defined in Sonic’s annual report on Form 10-K for the year ended December 31, 2006

During the second quarter of 2007 Sonic entered into two notes payable which are secured by a mortgage on the underlying properties. Proceeds received were used to repay borrowings under our 2006 Revolving Credit Sub-Facility.

Neither of the conversion features on the 5.25% or 4.25% convertible senior subordinated notes were satisfied during the six months ended June 30, 2007. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of June 30, 2007.

During the second quarter of 2007, Sonic entered into interest rate swap agreements to effectively convert a portion of its LIBOR-based variable rate debt, which includes notes payable floor plan, to a fixed rate. Under the terms of the swaps, Sonic will receive and pay interest based on the following:

(in millions)
Notional	Pay Rate	Receive Rate	Maturing Date
$200.0	4.935%	one month LIBOR	May 1, 2012
$100.0	5.002%	one month LIBOR	June 1, 2012
$100.0	5.265%	one month LIBOR	June 1, 2012
$100.0	5.319%	one month LIBOR	July 1, 2010

These swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the swaps will be recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity.

7. STOCK-BASED COMPENSATION

Sonic currently has four stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”), the First America Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”), and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Formula Plan”) (collectively, the “Stock Plans”). See Sonic’s Annual Report on Form 10-K as of December 31, 2006 for a more detailed description of the Stock Plans. During the second quarter of 2007, Sonic’s stockholders approved amendments to the 2004 Plan and the 2005 Formula Plan to increase the number of shares issuable under these plans to 3,000,000 and 90,000, respectively.

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance - December 31, 2006	4,734	$7.01 -37.50	$20.24

Granted	331	28.04 - 30.07	29.36
Exercised	(692)	7.01 - 26.92	17.86
Forfeited	(151)	18.73 - 37.50	26.46

	4,222	$7.25 -37.50	$21.12	5.9	$36,850

Exercisable	3,176	$7.25 -37.50	$20.06	4.9	$31,802

(amounts in thousands, except per option data)	Six Months Ended June 30, 2007
Weighted Average Grant-Date Fair Value Per Option of Options Granted	$8.31
Intrinsic Value of Options Exercised	8,150
Fair Value of Options Vested	4,003

The weighted average fair value of options granted in the six month period ended June 30, 2007 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2007
Stock Option Plans
Dividend yield	1.60 - 1.71%
Risk free interest rates	4.50 - 4.61%
Expected lives	3.5 - 5 years
Volatility	33.10%

Sonic used an expected term of 3.5 to 5 years for current year option grants based on observations of past grants and exercises. The historical exercise experience indicates that the expected term is at least three years (consistent with the three year graded vesting period attached to the majority of these options) and the grants that make up this experience are in the early to middle stages of their contractual terms of ten years. Expected volatility was estimated using Sonic’s stock price over the last four years. Prior to this four year period, Sonic was a fast growing, new company in an un-established retail sector of the equity market. As such, the volatility of the stock between 1997 and 2002 was higher than what is expected in the future due to a change in strategy that includes a slower pace of acquisitions, the payment of quarterly dividends and the establishment of the retail automotive sector of the equity market.

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of $1.5 million and $2.6 million in the second quarter and six month period ended June 30, 2007, respectively. Tax benefits recognized related to the compensation expenses were $0.6 million and $1.0 million for the second quarter and six month period ended June 30, 2007, respectively. Sonic recognized expenses of $1.1 million and $2.4 million in the second quarter and six month period ended June 30, 2006, respectively. Tax benefits recognized related to the compensation expenses were $0.4 million and $0.9 million for the second quarter and six month period ended June 30, 2006, respectively. The total compensation cost related to unvested options not yet recognized at June 30, 2007 was $5.8 million

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and is expected to be recognized over a weighted average period of 1.0 years. Sonic received $12.4 million in cash from the exercise of stock options during the second quarter of 2007. Sonic’s tax benefit associated with these stock option exercises was $3.1 million during the first half of 2007.

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2006	265	$25.52
Granted	315	30.29
Forfeited	(100)	22.57
Vested	(15)	27.49

Balance - June 30, 2007	465	$29.33

In the first half of 2007, 315,449 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s Board of Directors, executive officers and certain other executives under the 2004 Plan. Awards to the Board of Directors cliff-vest in one year, all other awards made in 2007 cliff-vest in three years. The shares and units granted in conjunction with 2007 incentive compensation for executive officers are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2007 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer. These awards are generally subject to the same restrictions and rights as the restricted stock granted in prior years to certain executive officers, except that the restricted stock units do not have voting rights and that dividends on the restricted stock units are paid to the holders in the year subsequent to the dividend declarations. In the first half of 2007, certain associates forfeited approximately 100,000 restricted shares of Class A common stock. As a result, previously recognized compensation expense relating to these shares was reversed, resulting in a reduction of selling, general and administrative expenses of $1.5 million. Including the effect of the forfeitures in 2007, Sonic recognized expense of $1.2 million and $0.4 million in the second quarter and six month period ended June 30, 2007, respectively, and $0.6 million and $0.9 million in the second quarter and six month period ended June 30, 2006. Tax benefits recognized related to the compensation expenses were $0.5 million and $0.1 million for the second quarter and six month period ended June 30, 2007, and $0.2 million and $0.4 million for the second quarter and six month period ended June 30, 2006, respectively. Total compensation cost related to unvested restricted stock not yet recognized at June 30, 2007 was $10.5 million, and is expected to be recognized over a weighted average period of 2.3 years.

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended June 30, 2006
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,414	$17,848	$0.42	$(5,660)	$(0.13)	$12,188	$0.29
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	978		86		1,064
Contingently Convertible Debt (2005 Convertibles)	251
Stock Compensation Plans	829

Diluted Earnings (Loss) Per Share	46,270	$18,826	$0.41	$(5,574)	$(0.12)	$13,252	$0.29

	Quarter Ended June 30, 2007
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,902	$29,979	$0.70	$(3,611)	$(0.09)	$26,368	$0.61
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	1,062		64		1,126
Contingently Convertible Debt (2005 Convertibles)	1,227
Stock Compensation Plans	1,082

Diluted Earnings (Loss) Per Share	47,987	$31,041	$0.65	$(3,547)	$(0.08)	$27,494	$0.57

	For the Six Months Ended June 30, 2006
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,288	$38,983	$0.92	$(9,713)	$(0.23)	$29,270	$0.69
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	2,042		173		2,215
Contingently Convertible Debt (2005 Convertibles)	275
Stock Compensation Plans	899

Diluted Earnings (Loss) Per Share	46,238	$41,025	$0.89	$(9,540)	$(0.21)	$31,485	$0.68

	For the Six Months Ended June 30, 2007
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,886	$53,866	$1.26	$(7,507)	$(0.18)	$46,359	$1.08
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	2,115		129		2,244
Contingently Convertible Debt (2005 Convertibles)	1,267
Stock Compensation Plans	1,034

Diluted Earnings (Loss) Per Share	47,963	$55,981	$1.17	$(7,378)	$(0.16)	$48,603	$1.01

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the stock options included in the table above, options to purchase 1.1 million shares and 0.8 million shares of Class A common stock were outstanding at June 30, 2006 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2006 and June 30, 2007 were $2.0 million and $2.2 million, respectively, in reserves that Sonic has provided for pending proceedings.

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of June 30, 2007 and December 31, 2006 were approximately $129.6 million and $136.7 million, respectively. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $25.2 million and $32.3 million at June 30, 2007 and December 31, 2006, respectively. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Overview

We are one of the largest automotive retailers in the United States. As of June 30, 2007, we owned dealership subsidiaries that operated 174 dealership franchises, representing 35 different brands of cars and light trucks at 151 locations, and 37 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our automotive customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term vehicle sales volume.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following is a detail of our continuing operations new vehicle revenues by brand for the second quarter and six month periods ended June 30, 2006 and 2007:

	Percentage of New Vehicle Revenue Quarter Ended June 30,		Percentage of New Vehicle Revenue Six Months Ended June 30,
	2006	2007	2006	2007
Brand (1)

BMW	12.6%	15.2%	13.3%	15.0%
Honda	15.9%	14.4%	15.6%	14.6%
Toyota	13.3%	13.8%	12.7%	13.4%
Mercedes	9.3%	8.8%	9.3%	9.4%
General Motors (2)	8.6%	8.9%	8.6%	8.6%
Cadillac	9.0%	8.3%	8.9%	8.6%
Ford	8.0%	7.9%	8.1%	7.6%
Lexus	6.4%	6.7%	6.6%	6.7%
Other Luxury (3)	3.3%	3.4%	3.3%	3.7%
Volvo	2.5%	2.1%	2.5%	2.3%
Other (4)	2.5%	2.1%	2.4%	1.9%
Nissan	1.9%	1.5%	1.9%	1.6%
Audi	1.2%	1.5%	1.4%	1.5%
Hyundai	1.6%	1.5%	1.5%	1.4%
Porsche	1.4%	1.5%	1.4%	1.4%
Acura	1.1%	1.2%	1.2%	1.2%
Volkswagen	0.9%	0.8%	0.8%	0.7%
Chrysler (5)	0.5%	0.4%	0.5%	0.4%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflect reclassifications to exclude additional franchises sold, identified for sale, or terminated subsequent to June 30, 2006 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Hummer, Infiniti, Jaguar, Land Rover and Saab
(4)	Includes Isuzu, KIA, Mini, Mitsubishi, Scion and Subaru
(5)	Includes Chrysler, Dodge and Jeep

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to June 30, 2007. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Continuing Operations
	Finance, insurance and other revenue	Cost of sales	Selling, general and administrative expenses	Depreciation and amortization	Provision for income taxes	Loss from operations and sale of discontinued franchises	Total
	(amounts in millions)
Real estate and other asset impairments / write-offs and lease exit costs	$0.4	$0.3	$10.1	$2.1	$—	$5.8	$18.7

Finance chargeback reserves	6.2	—	—	—	—	—	6.2

Legal accruals	—	—	1.2	—	—	0.5	1.7

Effective income tax rate adjustment	—	—	—	—	1.0	—	1.0

	$6.6	$0.3	$11.3	$2.1	$1.0	$6.3	$27.6

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

Revenues

New Vehicles:

	Quarter Ended		Units or $ Change	% Change	Six Months Ended		Units or $ Change	% Change
	6/30/2006	6/30/2007			6/30/2006	6/30/2007
Total New Vehicle Units

Same Store	41,693	39,756	(1,937)	(4.6)%	76,635	74,545	(2,090)	(2.7)%
Acquisitions and Other	—	365	365	0.0%	702	1,332	630	89.7%

Total as Reported	41,693	40,121	(1,572)	(3.8)%	77,337	75,877	(1,460)	(1.9)%

Total New Vehicle Revenues (in thousands)

Same Store	$1,270,617	$1,254,958	$(15,659)	(1.2)%	$2,375,540	$2,383,607	$8,067	0.3%
Acquisitions and Other	—	18,226	18,226	0.0%	18,863	50,759	31,896	169.1%

Total as Reported	$1,270,617	$1,273,184	$2,567	0.2%	$2,394,403	$2,434,366	$39,963	1.7%

Total New Vehicle Unit Price

Same Store	$30,476	$31,567	$1,091	3.6%	$30,998	$31,975	$977	3.2%
Total Dealerships as Reported	$30,476	$31,734	$1,258	4.1%	$30,961	$32,083	$1,122	3.6%

New unit sales at our import dealerships decreased 1,101 units, or 3.7%, and 372 units, or 0.7%, for the second quarter and six month period ended June 30, 2007,respectively, as compared to the same periods last year. Import new unit sales declines are largely attributable to lower demand for Honda Accords resulting from the anticipated introduction of a redesigned model in the third quarter of 2007 and soft market conditions in the California market where we have a strong Honda presence. The combination of these unfavorable market conditions led to a decline in new vehicle unit sales in our Honda stores of 7.6% and 3.6% for the second quarter and the six month period, respectively. This decrease was partially offset by our BMW stores which experienced improvements in unit volume, increasing by 11.8% and 6.6%, over the second quarter and six month period, respectively. Domestic dealerships posted unit volume decreases of 836 units, or 6.9%, for the second quarter and 1,718 units, or 7.5%, for the six month period, which was consistent with the industry’s domestic new unit sales decreases of 6.2% and 6.9% during the same periods. All of our domestic brands experienced declines in new unit sales volume with Cadillac posting the largest decline in unit volume, decreasing by 17.9% and 11.1%, when compared to the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

second quarter and six month period of 2006, respectively. Our Cadillac decline was driven by a new vehicle unit decline in our Michigan market.

The increase in new vehicle price per unit was primarily due to the change in brand mix for the period compared to the same period in 2006. Import brands experienced the most significant increase in price per unit when compared to the same periods last year with increases in unit price of $1,270, or 4.1%, and $942, or 3.0%, for the second quarter and six month periods, respectively. The increases were driven by a shift in sales away from high-volume, lower priced import brands such as Honda and Toyota and into luxury import brands, specifically BMW. Our domestic dealerships had an average new unit price increase of $594, or 2.0%, and $938, or 3.2%, respectively, for the second quarter and six month period ended June 30, 2007. Cadillac and Ford drove the domestic increase with individual new vehicle price per unit improvements of 6.0% and 3.5% for the second quarter of 2007 and 3.5% and 4.6% for the six month period of 2007, respectively.

Used Vehicles:

	Quarter Ended		Units or $ Change	% Change	Six Months Ended		Units or $ Change	% Change
	6/30/2006	6/30/2007			6/30/2006	6/30/2007
Total Used Vehicle Units
Same Store	17,866	17,972	106	0.6%	33,750	34,518	768	2.3%
Acquisitions and Other	—	214	214	0.0%	260	629	369	141.9%

Total as Reported	17,866	18,186	320	1.8%	34,010	35,147	1,137	3.3%

Total Used Vehicle Revenues (in thousands)
Same Store	$346,424	$358,178	$11,754	3.4%	$652,024	$679,477	$27,453	4.2%
Acquisitions and Other	—	5,884	5,884	0.0%	4,608	14,820	10,212	221.6%

Total as Reported	$346,424	$364,062	$17,638	5.1%	$656,632	$694,297	$37,665	5.7%

Total Used Vehicle Unit Price
Same Store	$19,390	$19,930	$540	2.8%	$19,319	$19,685	$366	1.9%
Total Dealerships as Reported	$19,390	$20,019	$629	3.2%	$19,307	$19,754	$447	2.3%

Increases in used vehicle unit sales are attributable to the implementation of our standardized used vehicle merchandising process at our dealerships. The process allowed us to retail used vehicles we historically would have disposed of through the wholesale market. Import dealership unit increases as compared to last year were 4.6% and 6.0%, respectively. Import dealership unit increases were partially offset by domestic dealership unit decreases of 7.8% and 4.9% for the second quarter and six month period ended June 30, 2007, as compared to the same periods last year. The overall increase in used vehicle unit price is consistent with The Manheim Used Vehicle Value Index which increased 1.8% from the year-ago level. The expansion of import and luxury dealerships in our dealership mix has driven the increase in our used vehicle per unit price. Certified pre-owned vehicle (“CPO”) unit volume and sales as a percentage of total used vehicle sales were relatively flat for the second quarter and six month period ended June 30, 2007, as compared to the same periods last year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Wholesale Vehicles:

	Quarter Ended		Units or $ Change	% Change	Six Months Ended		Units or $ Change	% Change
	6/30/2006	6/30/2007			6/30/2006	6/30/2007
Total Wholesale Vehicle Units

Same Store	13,282	11,254	(2,028)	(15.3)%	25,790	23,200	(2,590)	(10.0)%
Acquisitions and Other	650	553	(97)	(14.9)%	1,519	1,426	(93)	(6.1)%

Total as Reported	13,932	11,807	(2,125)	(15.3)%	27,309	24,626	(2,683)	(9.8)%

Total Wholesale Vehicle Revenues (in thousands)

Same Store	$121,316	$99,940	$(21,376)	(17.6)%	$242,531	$204,464	$(38,067)	(15.7)%
Acquisitions and Other	9,934	7,888	(2,046)	(20.6)%	21,194	18,155	(3,039)	(14.3)%

Total as Reported	$131,250	$107,828	$(23,422)	(17.8)%	$263,725	$222,619	$(41,106)	(15.6)%

Total Wholesale Unit Price

Same Store	$9,134	$8,880	$(254)	(2.8)%	$9,404	$8,813	$(591)	(6.3)%
Total Dealerships as Reported	$9,421	$9,133	$(288)	(3.1)%	$9,657	$9,040	$(617)	(6.4)%

The decline in our wholesale vehicle revenues and volume was largely due to the implementation of our standardized used vehicle merchandising process discussed above. The wholesale price per unit decrease can also be attributed to the merchandising process. This process allowed us to retail vehicles that historically would have had a positive effect on the wholesale per unit price.

Parts, Service and Collision Repair (“Fixed Operations”):

	Quarter Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	6/30/2006	6/30/2007			6/30/2006	6/30/2007
Total Parts, Service and Collision Repair (in thousands)
Same Store	$279,920	$284,830	$4,910	1.8%	$548,377	$567,749	$19,372	3.5%
Acquisitions and Other	180	6,086	5,906	3281.1%	5,451	17,070	11,619	213.2%

Total as Reported	$280,100	$290,916	$10,816	3.9%	$553,828	$584,819	$30,991	5.6%

During the second quarter and the six month period ended June 30, 2007, customer pay increased $8.7 million, or 7.0%, and $18.1 million, or 7.5%, respectively. The increase during the quarter was partially offset by decreases in warranty revenue of $3.0 million, or 5.6%. The increase during the six month period was partially offset by a decrease in wholesale parts revenues of $1.9 million, or 2.6%. Import and luxury import brands were primarily responsible for the majority of increases in customer pay revenue for the second quarter and six month period ended June 30, 2007.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Finance, Insurance and Other (“F&I”):

	Quarter Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	6/30/2006	6/30/2007			6/30/2006	6/30/2007
Total Finance, Insurance and Other Revenue (in thousands)
Same Store	$45,278	$53,134	$7,856	17.4%	$89,583	$100,250	$10,667	11.9%
Acquisitions and Other	224	1,226	1,002	447.3%	1,798	2,868	1,070	59.5%

Total as Reported	$45,502	$54,360	$8,858	19.5%	$91,381	$103,118	$11,737	12.8%

Total F&I per Unit (excluding fleet)
Same Store	$822	$1,001	$179	21.8%	$879	$995	$116	13.2%
Total Dealerships as Reported	$826	$1,013	$187	22.6%	$888	$1,005	$117	13.2%

Included in F&I revenue for second quarter and six month period ended June 30, 2006 is a $6.2 million charge related to an increase in our allowance for estimated finance chargebacks. Excluding the effect of this charge, F&I revenue in the second quarter and six month period ended June 30, 2007 would have increased 3.3% and 4.7%, respectively. The increases were primarily due to a higher new and used retail unit sales volume and higher penetration rates on finance and service contracts.

Gross Profit and Gross Margins

Our gross margin percentage increased for the second quarter and six month period ended June 30, 2007, as compared to the same periods last year. The increases are largely attributed to the revenue growth in our Fixed Operations and F&I activities, which generate higher gross margins. The increase in the gross margin percentage was also driven by the shift of revenues from wholesale vehicles to used vehicles.

	Quarter Ended						Six Months Ended
	6/30/2006		6/30/2007		Basis Point Change		6/30/2006		6/30/2007		Basis Point Change
	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit
New Vehicles	61.6%	30.0%	61.2%	27.1%	(40)	(290)	60.8%	29.1%	60.6%	26.9%	(20)	(220)
Used Vehicles	16.8%	10.8%	17.5%	10.7%	70	(10)	16.7%	10.6%	17.3%	10.6%	60	0
Wholesale Vehicles	5.9%	(0.6)%	4.9%	(0.4)%	(100)	20	6.2%	(0.3)%	5.2%	(0.2)%	(100)	10
Fixed Operations	13.6%	45.3%	13.9%	45.9%	30	60	14.0%	45.6%	14.4%	46.4%	40	80
Finance, Insurance and Other	2.1%	14.5%	2.5%	16.7%	40	220	2.3%	15.0%	2.5%	16.3%	20	130

Total same store	100.0%	100.0%	100.0%	100.0%			100.0%	100.0%	100.0%	100.0%

The gross margin rates on our various revenue lines on a same store basis were as follows:

	Quarter Ended		Basis Point Change	Six Months Ended		Basis Point Change
	6/30/2006	6/30/2007		6/30/2006	6/30/2007
New vehicles	7.3%	6.9%	(40)	7.4%	7.0%	(40)
Used vehicles	9.7%	9.5%	(20)	9.8%	9.6%	(20)
Wholesale vehicles	(1.5)%	(1.2)%	30	(0.7)%	(0.6)%	10
Parts, service and collision repair	50.2%	51.3%	110	49.9%	50.4%	50
Finance and insurance	100.0%	100.0%	—	100.0%	100.0%	—
Total same store gross margin	15.1%	15.5%	40	15.4%	15.7%	30

Selling, General and Administrative Expenses (“SG&A”)

For the second quarter and six month period ended June 30, 2007, continuing operations SG&A expenses decreased $7.5 million, or 3.0%, and $2.1 million, or 0.4%, respectively, as compared to the same periods last year. Continuing

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

operations SG&A expenses as a percentage of gross profit were 74.2% and 75.7% for the second quarter and six month period ended June 30, 2007, respectively, compared to 79.8% and 79.3% for the second quarter and six month period ended June 30, 2006. Charges recorded in SG&A expenses in the second quarter of 2006 totaled $11.4 million and primarily relate to asset impairments, lease exit charges and legal charges. Absent these charges, and others that affected gross profit in the amount of $6.9 million (most of which is discussed in the F&I section above), SG&A expenses as a percentage of gross profit would have been 74.5% and 76.6% for the second quarter and six month period ended June 30, 2006, respectively. The 30 and 80 basis point decrease in the second quarter and six month period, respectively, compared to the adjusted prior year periods is primarily attributed to lower insurance and employee compensation costs slightly offset by higher rent expenses.

Depreciation and Amortization

Continuing operations depreciation and amortization expense increased for the second quarter and six month periods ended June 30, 2007 over the comparable periods in 2006 by $1.8 million, or 26.7%, and $2.8 million, or 24.0% respectively. Additional depreciation expense of $2.1 million was recorded during the second quarter ended June 30, 2006 related to projects no longer held for sale. Excluding the prior year charge, continuing operations depreciation and amortization expense increased for the second quarter and six month periods ended June 30, 2007 over the comparable periods in 2006 by $3.9 million, or 82.7%, and $4.9 million, or 51.7%, respectively. The increase in depreciation expense in the second quarter and six month period was primarily due to our decision to continue to own and hold dealership properties rather than recover our investment in these properties through sale-leaseback transactions.

Interest Expense, Floor Plan

The weighted average floor plan interest rate for new vehicles incurred by continuing dealerships was 6.30% for the second quarter ended June 30, 2007, compared to 5.78% for the second quarter ended June 30, 2006, which increased new vehicle floor plan interest expense by $1.3 million. The average new vehicle floor plan notes payable balance from continuing dealerships increased to $1.0 billion during the second quarter of 2007 from $996.7 million during the second quarter of 2006, resulting in increased new vehicle floor plan interest expense of $0.2 million.

The weighted average floor plan interest rate for new vehicles incurred by continuing dealerships was 6.35% for the six month period ended June 30, 2007, compared to 5.54% for the six month period ended June 30, 2006, which increased new vehicle floor plan interest expense by $3.8 million. The average new vehicle floor plan notes payable balance from continuing dealerships increased to $974.6 million during the six month period ended June 30, 2007 from $947.8 million during the six month period ended June 30, 2006, resulting in increased new vehicle floor plan interest expense of $0.8 million.

Our new vehicle floor plan interest expenses are partially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against cost of sales upon the sale of the vehicle. During the second quarter of 2007 and 2006, our new vehicle floor plan interest exceeded the amounts we recognized in our income statement (for continuing operations dealerships) from floor plan interest assistance by approximately $8.3 million and $4.9 million, respectively, primarily due to the effect of higher interest rates in the second quarter of 2007 compared to the second quarter of 2006. During the six months ended June 30, 2006 and 2007, our new vehicle floor plan interest exceeded the amounts we recognized in our income statement (for continuing operations dealerships) from floor plan interest assistance by approximately $12.8 million and $7.9 million, respectively. We expect the gap between floor plan interest expense incurred and floor plan assistance received to continue to widen as our portfolio of brands shifts more toward luxury and import brands which pay less floor plan assistance compared to domestic brands.

Interest expense on our used vehicle floor plan facility was approximately $1.5 million for the second quarter of 2007 and 2006. Interest expense on our used vehicle floor plan facility was approximately $2.9 million for the six month period ending June 30, 2007 compared to $2.1 million in the same period in 2006. Interest expense in the first six months of 2006 was lower than 2007 primarily due to the used floor plan facility existing for only a portion of time in the six month period of 2006.

Interest Expense, Other

Interest expense, other for the second quarter and six months ended June 30, 2007 compared to 2006 is summarized in the table below:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
	Increase/(Decrease) in Interest Expense (in millions)	Increase/(Decrease) in Interest Expense (in millions)
Interest rates –
- Changes in the average interest rate on the revolving facilities (from 7.1% and 7.0% in the second quarter and six months ended June 30, 2006 to 7.4% and 6.9% in the three and six months ended June 30, 2007)	$(0.1)	$(0.4)
Debt balances –
- Decrease in debt balances	(2.1)	(4.7)
Other factors –
- Decrease in capitalized interest	0.2	0.1
- Incremental interest expense related to the Old and New Variable Swaps (1)	0.2	0.7
- Interest allocation to discontinued operations	0.3	0.7
- Increase in other expense, net	0.5	0.5

	$(1.0)	$(3.1)

(1)	- As defined in our Annual Report on Form 10-K for the year ended December 31, 2006

Other Income/(Expense)

Other income for both the second quarter and six months ended June 30, 2007 was approximately $0.1 million compared to zero and ($0.7) million for the second quarter and six months ended June 30, 2006, respectively. Expenses in the six months ended June 30, 2006 primarily relate to termination of our then existing revolving credit facility.

Income Taxes

The overall effective tax rates of 40.1% and 40.2% for the second quarter and six month period ended June 30, 2007, respectively, decreased over the prior year’s comparable prior period effective rate of 43.7% and 40.7% for the second quarter and six month period ended June 30, 2006, respectively, primarily due to the shift in the distribution of taxable income between states in which we operate. We expect the rate for the remainder of 2007 to range from 39.0% to 40.5%.

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

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 6.4% and 5.9% for the second quarter ended June 30, 2007 and 2006, respectively, and 6.4% and 5.7% for the six month periods ended June 30, 2007 and 2006, respectively. In the second quarter ended June 30, 2007, we received approximately $9.8 million in manufacturer assistance, which was approximately $9.3 million less than the amount we paid for floor plan interest. In the six month period ended June 30, 2007, we received approximately $19.5 million in manufacturer assistance, which was approximately $17.7 million less than the amount we paid for floor plan interest. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants as of June 30, 2007.

The weighted average interest rate for our used vehicle floor plan facility (whose interest expense is allocated to discontinued and continuing operations) was 6.4% and 6.5% for the second quarter and six month period ended June 30, 2007, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Long-Term Debt and Credit Facilities

Mortgage Notes: During the second quarter of 2007, we obtained mortgage financing on two of our dealership properties. These mortgages require monthly payments of principal and interest through maturity which is between July 2017 and May 2027 and are secured by the underlying properties. Proceeds received were used to repay borrowings under our 2006 Revolving Credit Sub-Facility (as defined in our Annual Report on Form 10-K for the year ended December 31, 2006).

2006 Revolving Credit Sub-Facility: At June 30, 2007, our 2006 Revolving Credit Sub-Facility had a borrowing limit of $350.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $443.2 million at June 30, 2007). The amount available to be borrowed under the 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At June 30, 2007, we had $78.9 million in letters of credit outstanding and $191.5 million of borrowing availability.

At June 30, 2007, the outstanding balance on our long-term debt and credit facilities were as follows (in thousands):

	Interest Rate (1)		Outstanding Balance
2006 Revolving Credit Sub-Facility (matures February 2010)	LIBOR + 2.00	% (2)	$79.6
Senior Subordinated Notes (mature August 2013)	8.625%		$272.7
5.25% Convertible Senior Subordinated Notes (mature May 2009) (3)	5.25%		$128.9
4.25% Convertible Senior Subordinated Notes (mature November 2015 and are redeemable on or after October 2010) (3)	4.25%		$157.2
Mortgage notes to finance companies (mature July 2017 through May 2027)	6.77	%(4)	$17.3
Notes payable to a finance company (mature November 2015 through September 2016)	10.19	%(4)	$26.7

(1)	Six-month LIBOR was 5.32% at June 30, 2007.
(2)	Interest rate on the revolving Credit Facility is based on a performance - based grid that ranges from 1.75% to 2.75% above LIBOR.
(3)	Notes were not convertible at any time during the six months ended June 30, 2007.
(4)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of June 30, 2007.

Dealership Acquisitions and Dispositions

In the first six months of 2007, we acquired six franchises for an aggregate purchase price of $160.1 million in cash, net of cash acquired, using cash from operations, borrowings under the 2006 Revolving Credit Sub-Facility and borrowings under our floor plan facilities. During the first six months of 2007, we disposed of four franchises. These disposals generated cash of $5.4 million.

Sale-Leaseback Transactions

In the first six months of 2007, we sold $10.5 million in dealership facilities in sale-leaseback transactions. We have no continuing obligations under these arrangements other than lease payments.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first six months of 2007 were approximately $39.8 million. Capital expenditures incurred during the first six months of 2007 expected to be sold within a year in sale-leaseback transactions were $0.9 million. We do not expect any significant gains or losses from these sales.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Share Repurchase Program

As of June 30, 2007, pursuant to previous authorizations from our Board of Directors, we had approximately $5.8 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first six months of 2007, we repurchased 220,000 shares for approximately $6.4 million, which was offset by proceeds received from the exercise of stock options under stock compensation plans of $12.4 million.

Subsequent to June 30, 2007, the Board authorized an additional $30.0 million to be used in the share repurchase program. As of July 30, 2007, we had approximately $34.5 million remaining to repurchase shares under our Board authorization.

Dividends

During the second quarter of 2007, our Board of Directors approved a quarterly cash dividend of $0.12 per share for stockholders of record on June 15, 2007, which was paid on July 15, 2007. Subsequent to June 30, 2007, our Board of Directors approved a quarterly cash dividend of $0.12 per share for stockholders of record on September 15, 2007, which will be paid on October 15, 2007.

Cash Flows

For the six months ended June 30, 2007, net cash used by operating activities was approximately $82.4 million. This use of cash was comprised of cash out flows for inventories and notes payable-floor plan-trade somewhat offset by a reduction of receivables. Net cash used in investing activities for the first six months of 2006 was $177.3 million, which consisted mostly of capital expenditures and dealership acquisitions. Net cash provided by financing activities for the six months ended June 30, 2007 was $259.1 million, comprised mostly of the increase of notes payable-floor plan – non-trade, net borrowings under the revolving credit facilities and mortgage notes.

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

Interest Rate Risk

Our variable rate notes payable–floor plan, 2006 Credit Facility (as defined in our Annual Report on Form 10-K for the year ended December 31, 2006) borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $965.5 million at June 30, 2007. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $6.2 million in the first six months of 2007. Of the total change in interest expense, approximately $5.8 million would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the six months ended June 30, 2007, the amounts we paid for floor plan interest expense for both our continuing and discontinued operations exceeded manufacturer floor plan assistance received by approximately $14.1 million.

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

During the second quarter of 2007, we entered into interest rate swap agreements (collectively, the “Cash Flow Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these swaps, we will receive interest payments on an aggregate $500 million notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and will make interest payments at fixed rates ranging from 4.935% to 5.319% (with a weighted average rate of 5.091%) until the swaps mature. All of the swaps mature between May 2012 and June 2012 except one swap with a notional amount of $100.0 million and a pay rate of 5.319% which matures July 1, 2010. The swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the swaps will be recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

ITEM 1A:	Risk Factors.

Risks Related to Our Indebtedness

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of June 30, 2007, our total outstanding indebtedness was $1,893.7 million, including the following:

•	$79.6 million under the revolving credit line of our four-year syndicated credit facility (the “2006 Revolving Credit Sub-Facility”);

•	$1,218.3 million under the secured new and used inventory floor plan facilities, including $84.7 million classified as liabilities associated with assets held for sale;

•

$128.9 million in 5.25% convertible senior subordinated notes due 2009 (the “2002 Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $1.2 million;

•

$157.2 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “2005 Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $2.8 million;

•

$272.7 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.3 million;

•	$17.3 million of mortgage notes due from May 2027 to August 2027 with a weighted average rate of 6.77%; and

•

$19.7 million of other secured debt, representing $22.3 million in aggregate principal amount plus unamortized premium of approximately $4.4 million and less $7.0 million for the fair value of fixed to variable interest rate swaps.

As of June 30, 2007, we had $191.5 million available for additional borrowings under the 2006 Revolving Credit Sub-Facility. We also have significant additional capacity under new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 2002 Convertibles and 2005 Convertibles and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness. Our 2006 Revolving Credit Sub-Facility, up to $700.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $150.0 million in borrowing availability for used vehicle inventory floor plan financing are collectively referred to as our “2006 Credit Facility”.

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

Our 2006 Credit Facility, the indenture governing our 8.625% Notes, our mortgage notes and many of our facility operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 2002 Convertibles, 2005 Convertibles, our mortgage notes and 8.625% Notes, under the cross default provisions in those agreements or indentures. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

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

During the six months ended June 30, 2007, approximately 90.1% of our new vehicle revenue was derived from the sale of new vehicles manufactured by Ford, Honda, General Motors (including Cadillac), BMW, Mercedes and Toyota. Our success depends to a great extent on these manufacturers’:

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

Since 2005, the financial condition and operating results of both Ford and General Motors have deteriorated significantly. As of June 30, 2007, we owned 21 Ford franchises (including Volvo, Jaguar, Land Rover, Lincoln and Mercury) and 38 General Motors franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac). Should the financial condition and operating results of either Ford or General Motors continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by either Ford or General Motors could have a material adverse effect on our future results of operations, financial condition or cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 31.7% of our total revenues for the six months ended June 30, 2007. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions. In addition, due to the provisions and terms contained in our operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Seven of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists. The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our seven dealership subsidiaries are among approximately 120 automobile dealerships that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM. In June 2007, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2006. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the Plan is forced to terminate and be assumed by the Pension Benefit Guaranty Corporation, the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in our Annual Report on Form 10-K for the year ended December 31, 2006 in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. As of June 30, 2007, our balance sheet reflected a carrying amount of approximately $1,257.6 million in goodwill (including goodwill classified as assets held for sale), which was allocated between three geographic reporting units. If the goodwill in any of our reporting units is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended June 30, 2007.

	(amounts in thousands, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2007	70,000	$29.28	70,000	$8,438
May 2007	30,000	$27.88	30,000	$7,600
June 2007	60,000	$29.60	60,000	$5,824

Total	160,000	$29.15	160,000	$5,824

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000

Total	$185,000

See Note 6 to our annual consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of restrictions on the payment of dividends.

Item 4:	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held April 19, 2007, Mr. O. Bruton Smith, Mr. B. Scott Smith, Mr. Jeffrey C. Rachor, Mr. William I. Belk, Mr. William P. Benton and Mr. William R. Brooks were voted on and elected by Sonic’s stockholders for the position of Director. Directors whose terms continued after the meeting were Mr. H. Robert Heller, Mr. Victor H. Doolan and Mr. Robert L. Rewey.

	Votes For	Votes Withheld
Election of O. Bruton Smith	146,824,393	1,504,353
Election of B. Scott Smith	146,045,614	2,283,132
Election of Jeffrey C. Rachor	146,036,121	2,292,625
Election of William I. Belk	146,814,273	1,504,171
Election of William P. Benton	146,812,226	1,506,218
Election of William R. Brooks	146,038,571	2,290,175

In addition to the election of the six directors, the stockholders approved:

•	an Amended and Restated Sonic Automotive, Inc. Incentive Compensation Plan;

•	an Amended and Restated Sonic Automotive, Inc. 2004 Stock Incentive Plan to increase the shares issuable thereunder from 2,000,0000 to 3,000,000 and approve other revisions;

•	an amendment to the Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors to increase the shares issuable thereunder from 60,000 to 90,000; and

•	the appointment of Deloitte & Touche as Sonic’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Amended and Restated Sonic Automotive, Inc. Incentive Compensation Plan	143,796,736	1,588,733	165,302	—
Amended and Restated Sonic Automotive, Inc. 2004 Stock Incentive Plan	130,108,812	15,946,192	152,277	—
Amendment to the Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors	130,551,977	15,492,602	162,702	—
Ratification of Deloitte & Touche as the independent registered public accounting firm	147,722,052	573,212	23,179	—

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6:	Exhibits.

(a) Exhibits:

Exhibit No.	Description
10.1*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of April 19, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142436)) (1)

10.2*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 13, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142435)) (1)

10.3	Amended and Restated Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of April 19, 2007 (1)

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed previously.
(1)	Indicates a management contract or compensatory plan or arrangement

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Forward Looking Statements

This Quarterly Report on Form 10-Q contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

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

SONIC AUTOMOTIVE, INC.

Date: August 2, 2007	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 2, 2007	By:	/s/ David P. Cosper
David P. Cosper
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of April 19, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142436))(1)

10.2*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 13, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142435))(1)

10.3	Amended and Restated Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of April 19, 2007 (1)

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
(1)	Indicates a management contract or compensatory plan or arrangement