Form 10-Q
period 2007-09-30
SONIC AUTOMOTIVE INC
filed 2007-11-02
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 26, 2007, there were 42,392,367 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
New vehicles	$1,279,674	$1,342,203	$3,669,246	$3,771,720
Used vehicles	325,182	376,373	980,882	1,073,000
Wholesale vehicles	127,324	108,787	391,204	331,400

Total vehicles	1,732,180	1,827,363	5,041,332	5,176,120
Parts, service and collision repair	283,969	303,313	838,156	889,669
Finance, insurance and other	51,681	55,199	142,331	157,880

Total revenues	2,067,830	2,185,875	6,021,819	6,223,669

Cost of sales:
New vehicles	1,186,564	1,248,482	3,400,919	3,508,935
Used vehicles	294,611	343,170	885,377	973,493
Wholesale vehicles	128,646	109,835	392,925	332,513

Total vehicles	1,609,821	1,701,487	4,679,221	4,814,941
Parts, service and collision repair	142,031	149,435	419,362	439,521
Finance, insurance and other	—	—	—	—

Total cost of sales	1,751,852	1,850,922	5,098,583	5,254,462
Gross profit	315,978	334,953	923,236	969,207
Selling, general and administrative expenses	236,461	249,101	718,117	729,749
Depreciation and amortization	5,638	5,684	17,263	20,146

Operating income	73,879	80,168	187,856	219,312
Other expense / (income):
Interest expense, floor plan	15,435	17,271	43,682	50,928
Interest expense, other, net	10,067	10,877	30,635	28,429
Other expense / (income), net	20	(1)	(646)	94

Total other expense	25,482	28,149	74,963	79,263

Income from continuing operations before taxes	48,397	52,019	112,893	140,049
Provision for income taxes	19,367	20,263	44,977	54,619

Income from continuing operations	29,030	31,756	67,916	85,430
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(676)	(8,070)	(15,800)	(18,520)
Income tax benefit	254	2,421	5,762	5,556

Loss from discontinued operations	(422)	(5,649)	(10,038)	(12,964)

Net income	$28,608	$26,107	$57,878	$72,466

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.69	$0.75	$1.61	$2.00
Loss per share from discontinued operations	(0.01)	(0.14)	(0.24)	(0.31)

Earnings per share	$0.68	$0.61	$1.37	$1.69

Weighted average common shares outstanding	42,292	42,539	42,289	42,769

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.66	$0.70	$1.54	$1.86
Loss per share from discontinued operations	(0.01)	(0.12)	(0.21)	(0.27)

Earnings per share	$0.65	$0.58	$1.33	$1.59

Weighted average common shares outstanding	45,682	46,978	46,051	47,631

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2006	September 30, 2007 (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,696	$15,687
Receivables, net	385,849	326,444
Inventories	991,984	1,048,059
Assets held for sale	160,571	109,002
Construction in progress expected to be sold	26,198	5,673
Other current assets	35,834	31,780

Total current assets	1,613,132	1,536,645
Property and Equipment, net	220,551	280,017
Goodwill, net	1,155,428	1,274,443
Other Intangible Assets, net	94,136	112,279
Other Assets	41,517	26,747

Total Assets	$3,124,764	$3,230,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$377,943	$249,813
Notes payable - floor plan - non-trade	686,515	809,320
Trade accounts payable	68,016	69,797
Accrued interest	19,336	15,891
Other accrued liabilities	180,884	195,359
Liabilities associated with assets held for sale - trade	54,229	36,021
Liabilities associated with assets held for sale - non-trade	42,063	28,095
Current maturities of long-term debt	2,707	3,169

Total current liabilities	1,431,693	1,407,465
Long-Term Debt	598,627	687,493
Other Long-Term Liabilities	190,604	199,750
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 41,890,540 shares issued and 30,691,576 shares outstanding at December 31, 2006; 42,390,280 shares issued and 29,912,616 shares outstanding at September 30, 2007	416	424
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2006 and September 30, 2007	121	121
Paid-in capital	464,011	486,775
Retained earnings	598,293	646,457
Accumulated other comprehensive income	—	(4,930)
Treasury stock, at cost (11,198,964 Class A shares held at December 31, 2006 and 12,477,664 Class A shares held at September 30, 2007)	(159,001)	(193,424)

Total stockholders’ equity	903,840	935,423

Total Liabilities and Stockholders’ Equity	$3,124,764	$3,230,131

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
BALANCE AT December 31, 2006	41,890	$416	12,029	$121	$464,011	$598,293	$(159,001)	$—	$903,840
Adoption of FIN 48	—	—	—	—	—	(8,582)	—	—	(8,582)
Shares awarded under stock compensation plans	500	8	—	—	13,164		—	—	13,172
Purchases of treasury stock	—	—	—	—	—	—	(34,423)	—	(34,423)
Income tax benefit associated with stock compensation plans	—	—	—	—	3,398	—	—	—	3,398
Income tax benefit associated with convertible note hedge	—	—	—	—	1,416	—	—	—	1,416
Stock-based compensation expense	—	—	—	—	4,367	—	—	—	4,367
Restricted stock amortization	—	—	—	—	2,845	—	—	—	2,845
Restricted stock forfeiture	—	—	—	—	(2,426)	—	—	—	(2,426)
Fair value of interest rate swap agreements, net of tax benefit of $3,022	—	—	—	—	—	—	—	(4,930)	(4,930)	(4,930)
Net income	—	—	—	—	—	72,466	—	—	72,466	72,466
Dividends ($0.36 per share)	—	—	—	—	—	(15,720)	—	—	(15,720)

BALANCE AT September 30, 2007	42,390	$424	12,029	$121	$486,775	$646,457	$(193,424)	$(4,930)	$935,423	$67,536

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,878	$72,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	17,983	20,258
Provision for bad debt expense	7,628	2,569
Other amortization	579	829
Debt issuance cost amortization	776	856
Debt discount amortization, net of premium amortization	505	588
Stock - based compensation expense	3,350	4,367
Amortization of Restricted Stock	1,402	2,845
Restricted stock forfeiture	—	(2,426)
Deferred income taxes	(1,807)	(2,216)
Equity interest in earnings of investees	(724)	(499)
Impairment of franchise agreements	2,525	3,100
Impairment of property and equipment	10,620	2,662
(Gain)/Loss on disposal of franchises and property and equipment	(2,804)	16
Loss on exit of leased dealerships	5,099	568
Changes in assets and liabilities that relate to operations:
Receivables	67,497	23,022
Inventories	68,189	16,263
Other assets	12,384	2,532
Notes payable - floor plan - trade	(142,388)	(146,338)
Trade accounts payable and other liabilities	(505)	25,983

Total adjustments	50,309	(45,021)

Net cash provided by operating activities	108,187	27,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(99,374)	(211,671)
Purchases of property and equipment	(81,083)	(59,592)
Proceeds from sales of property and equipment	32,441	29,657
Proceeds from sale of franchises and businesses	27,852	52,415
Distributions from equity investees	600	900

Net cash used in investing activities	(119,564)	(188,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable floor plan - non-trade	145,020	108,837
Borrowings on revolving credit facilities	721,215	856,273
Repayments on revolving credit facilities	(825,306)	(784,859)
Debt issuance costs	(2,776)	—
Proceeds from issuance of long-term debt	—	17,335
Payments on long-term debt	(1,437)	(1,580)
Purchases of treasury stock	(12,629)	(34,423)
Income tax benefit associated with stock compensation plans	3,327	3,398
Income tax benefit associated with convertible hedge	1,300	1,416
Issuance of shares under stock compensation plans	12,993	13,172
Dividends paid	(15,232)	(15,732)

Net cash provided by financing activities	26,475	163,837

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,098	2,991
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,566	12,696

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,664	$15,687

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in accrual for purchases of property and equipment	$2,599	$135
Adoption of FIN No. 48	$—	$(8,582)
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $13 and $3,022 for the nine months ended September 30, 2006 and 2007, respectively)	$(20)	$(4,930)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amount capitalized	$90,155	$87,127
Income taxes	$30,828	$37,698

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial information for the quarter and nine months ended September 30, 2007 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2006, which were included in Sonic’s Annual Report on Form 10-K.

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

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2004 through 2006 U.S. federal income tax returns remain open to examination by the Internal Revenue Service (IRS). Sonic and its subsidiaries’ state income tax returns are open for examination by state taxing authorities for years ranging from 2001 to 2006.

Reclassifications – The statement of income for the quarter and nine month period ended September 30, 2006 reflects the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to September 30, 2006. The statement of income for the quarter and nine month period ended September 30, 2006 also reflects the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of September 30, 2006 but which Sonic has decided to retain and operate as of September 30, 2007.

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

Operating Lease Accruals – Accruals are established when the decision is made to cease using properties related to operating leases and the operating leases are no longer being utilized in Sonic’s operations. These operating lease accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. The following table sets forth the charges recorded:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2006	2007	2006	2007
Selling, general and administrative expenses	$—	$321	$4,637	$779
Discontinued operations	—	286	278	884

Total	$—	$607	$4,915	$1,663

A summary of the activity of the operating lease accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2006	$8,731
Lease exit expense	1,663
Lease exit expense recovery	(1,095)
Payments	(2,254)

Balance, September 30, 2007	$7,045

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions – The aggregate purchase price for franchises acquired during the first nine months of 2007 totaled approximately $211.6 million in cash, net of cash acquired, and was funded by cash from operations, borrowings under our revolving credit facility and borrowings under our floor plan facilities. The balance sheet as of September 30, 2007 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following:

•	$77.2 million of net assets relating to dealership operations;

•	$8.7 million of intangible assets representing rights acquired under franchise agreements;

•	$117.7 million of goodwill, all of which is expected to be tax deductible; and

•	$8.0 million of intangible assets representing a favorable lease.

Dispositions – In the nine month period ended September 30, 2007, Sonic identified five additional franchises to be held for sale and Sonic decided to retain and operate four franchises which were held for sale as of December 31, 2006. These five additional franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. All franchises held for sale are expected to be sold within one year from September 30, 2007. The operating results of these franchises are included in the loss from discontinued operations in Sonic’s statements of income. Also included within discontinued operations are the results from Sonic’s wholly-owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”) which was sold during the third quarter of 2007.

Assets to be disposed of in connection with franchises not yet sold have been classified in assets held for sale on Sonic’s balance sheets along with other assets held for sale. The major components of assets held for sale consist of the following:

	(dollars in thousands)
	December 31, 2006	September 30, 2007
Inventories	$106,581	$74,223
Property and equipment, net	32,665	21,224
Goodwill	12,325	9,955
Franchise assets	9,000	3,600

Assets held for sale	$160,571	$109,002

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	(dollars in thousands)		(dollars in thousands)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	$180,185	$132,171	$576,793	$407,541
Franchise agreement impairments	—	(1,850)	(2,525)	(3,100)
Lease exit charges	—	(286)	(278)	(884)
Property impairment charges	(481)	(2,150)	(6,834)	(2,662)
Gain / (Loss) on disposal of franchises	1,990	(177)	2,016	(190)
Pre-tax losses	(676)	(8,070)	(15,800)	(18,520)

Property impairment charges recorded above were determined based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises and recorded values. Franchise agreement impairments above were related to revising the estimated fair value of franchises held for sale. Lease exit charges above are discussed in footnote 1.

Sonic allocates corporate level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the third quarter ended September 30, 2006 and 2007 was $0.2 million and $0.6 million, respectively, and for the nine months ended September 30, 2006 and 2007 was $2.1 million and $1.8 million, respectively.

3. INVENTORIES

Inventories consist of the following:

	(dollars in thousands)
	December 31, 2006	September 30, 2007
New vehicles	$827,630	$802,012
Used vehicles	145,028	173,294
Parts and accessories	57,266	62,726
Other	68,641	84,250

	$1,098,565	$1,122,282
Less inventories classified as assets held for sale	(106,581)	(74,223)

Inventories	$991,984	$1,048,059

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(dollars in thousands)
	December 31, 2006	September 30, 2007
Land	$25,016	$23,617
Building and improvements	143,345	201,615
Office equipment and fixtures	65,621	66,158
Parts and service equipment	44,778	51,338
Company vehicles	9,519	9,984
Construction in progress	70,594	47,693

Total, at cost	358,873	400,405
Less accumulated depreciation	(79,459)	(93,491)

Subtotal	279,414	306,914
Less assets held for sale	(32,665)	(21,224)
Less construction in progress expected to be sold	(26,198)	(5,673)

Property and equipment, net	$220,551	$280,017

Construction in progress expected to be sold represent dealership facilities that are expected to be completed and sold in sale-leaseback transactions within one year. Under the terms of the sale-leaseback transactions, Sonic sells the properties to third party entities and enters into long-term operating leases on the facilities. In the first nine months of 2007, Sonic sold $27.1 million in dealership facilities in sale-leaseback transactions. Sonic has no continuing obligations under these arrangements other than lease payments.

5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of franchise agreements and goodwill for the nine months ended September 30, 2007 were as follows:

	(dollars in thousands)
	Franchise Agreements	Goodwill
Balance, December 31, 2006	$79,700	$1,155,428

Additions through current year acquisitions	8,700	117,738
Prior year acquisition allocations	—	56
Impairment expense (discontinued operations)	(3,100)	—
Reductions from sales of franchises	—	(1,150)
Reclassification from assets held for sale	5,400	2,371

Balance, September 30, 2007	$90,700	$1,274,443

Franchise agreements and definite life intangible assets ($112.3 million and $94.1 million at September 30, 2007 and December 31, 2006, respectively) are classified as other intangible assets, net in Sonic’s balance sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(dollars in thousands)
	December 31, 2006	September 30, 2007
$350 million 2006 Revolving Credit Sub-Facility (1) bearing interest at 2.00 percentage points above LIBOR	$20,086	$91,500
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $2,470 and $2,275, respectively	272,530	272,725
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing
May 7, 2009, net of discount of $1,489 and $1,035, respectively	128,611	129,065
Convertible Senior Subordinated Notes bearing interest at 4.25%, maturing November 30, 2015, redeemable on or after October 31, 2010, net of discount of $3,202 and $2,637, respectively	156,798	157,363
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $4,840 and $4,214, respectively	27,905	26,106
Mortgage notes to finance companies, bearing interest from 6.75% to 6.82% (with a weighted average of 6.77%) with combined monthly principal and interest payments of $137, maturing July 2017 through May 2027	—	17,247
Fair value of Variable Swaps	(4,710)	(3,127)
Other	114	(217)

	$601,334	$690,662
Less current maturities	(2,707)	(3,169)

Long-term debt	$598,627	$687,493

(1) - As defined in Sonic's annual report on Form 10-K for the year ended December 31, 2006

During the second quarter of 2007 Sonic entered into two notes payable which are secured by mortgages on the underlying properties. Proceeds received were used to repay borrowings under our 2006 Revolving Credit Sub-Facility.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Neither of the conversion features on the 5.25% or 4.25% convertible senior subordinated notes was satisfied during the nine months ended September 30, 2007. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of September 30, 2007.

During the nine month period ended September 30, 2007, Sonic entered into interest rate swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. Under the terms of the swaps, Sonic will receive and pay interest based on the following:

(in millions)
Notional	Pay Rate	Receive Rate	Maturing Date
$200.0	4.935%	one month LIBOR	May 1, 2012
$100.0	5.002%	one month LIBOR	June 1, 2012
$100.0	5.265%	one month LIBOR	June 1, 2012
$100.0	5.319%	one month LIBOR	July 1, 2010
$4.3	7.100%	one month LIBOR	July 10, 2017
$25.0	5.160%	one month LIBOR	September 1, 2012
$15.0	4.965%	one month LIBOR	September 1, 2012

These swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the swaps will be recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The amount reclassified out of other comprehensive income into results of operations during the quarter and nine months ended September 30, 2007 was $0.3 million and $0.4 million, respectively.

7. STOCK-BASED COMPENSATION

Sonic currently has two stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) (collectively, the “Stock Plans”). See Sonic’s Annual Report on Form 10-K as of December 31, 2006 for a more detailed description of the Stock Plans. During the second quarter of 2007, Sonic’s stockholders approved amendments to the 2004 Plan and the 2005 Formula Plan to increase the number of shares issuable under these plans to 3,000,000 and 90,000, respectively. The First America Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”) terminated during the third quarter of 2007 and subsequent to the end of the third quarter of 2007 the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”) terminated.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the options related to the Stock Plans, 1997 Plan and the First American Plan is presented below:

	Options Outstanding	Exercise Price Per Share			Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)					(in years)	(in thousands)
Balance - December 31, 2006	4,734	$7.01	—	37.50	$20.24

Granted	350	28.04	—	30.07	29.34
Exercised	(749)	7.01	—	26.92	17.59
Forfeited	(299)	15.90	—	37.50	25.08

Balance - September 30, 2007	4,036	7.80	—	37.50	21.16	5.5	$19,777

Exercisable	3,094	$7.80	—	37.50	$20.04	4.7	$18,422

(amounts in thousands, except per option data)	Nine Months Ended September 30, 2007
Weighted Average Grant-Date Fair Value Per Option of Options Granted	$8.29
Intrinsic Value of Options Exercised	8,943
Fair Value of Options Vested	3,915

The weighted average fair value of options granted in the nine month period ended September 30, 2007 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2007
Stock Option Plans
Dividend yield	1.60 - 1.71%
Risk free interest rates	4.50 - 4.91%
Expected lives	3.5 - 5 years
Volatility	33.10%

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

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of $1.8 million and $4.4 million in the third quarter and nine month period ended September 30, 2007, respectively. Tax benefits recognized related to the compensation expenses were $0.7 million and $1.7 million for the third quarter and nine month period ended September 30, 2007, respectively. Sonic recognized expenses of $1.0 million and $3.4 million in the third quarter and nine month period ended September 30, 2006, respectively. Tax benefits recognized related to the compensation expenses were $0.4 million and $1.3 million for the third quarter and nine month period ended September 30, 2006, respectively. The total compensation cost related to unvested options not yet recognized at September 30, 2007 was $3.9 million and is expected to be recognized over a weighted average period of 0.6 years. Sonic received $13.2 million in cash from the exercise of stock options during the nine month period ended September 30, 2007. Sonic’s tax benefit associated with these stock option exercises was $3.4 million during the nine month period ended September 30, 2007.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2006	265	$25.52
Granted	318	30.28
Forfeited	(166)	23.76
Vested	(16)	25.69

Balance - September 30, 2007	401	$29.94

In the first nine months of 2007, 318,307 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s Board of Directors, executive officers and certain other executives under the 2004 Plan. Awards to the Board of Directors cliff-vest in one year, all other awards made in 2007 cliff-vest in three years. The shares and units granted in conjunction with 2007 incentive compensation for executive officers are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2007 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer. These awards are generally subject to the same restrictions and rights as the awards granted in prior years to certain executive officers. In the first nine months of 2007, certain associates forfeited approximately 166,000 restricted shares of Class A common stock. As a result, previously recognized compensation expense relating to these shares was reversed, resulting in a reduction of selling, general and administrative expenses of $2.4 million in the nine month period ended September 30, 2007. Including the effect of the forfeitures in 2007, Sonic recognized expense of $0.1 million and $0.4 million in the third quarter and nine month period ended September 30, 2007, respectively, and $0.5 million and $1.4 million in the third quarter and nine month period ended September 30, 2006. Tax benefits recognized related to the compensation expenses were none and $0.2 million for the third quarter and nine month period ended September 30, 2007, and $0.2 million and $0.5 million for the third quarter and nine month period ended September 30, 2006, respectively. Total compensation cost related to unvested restricted stock not yet recognized at September 30, 2007 was $8.9 million, and is expected to be recognized over a weighted average period of 2.2 years.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items:

	Quarter Ended September 30, 2006
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,292	$29,030	$0.69	$(422)	$(0.01)	$28,608	$0.68
Effect of Dilutive Securities:
Contingently Convertible
Debt (2002 Convertibles)	2,776	1,100		27		1,127
Contingently Convertible
Debt (2005 Convertibles)	—
Stock Compensation Plans	614

Diluted Earnings (Loss) Per Share	45,682	$30,130	$0.66	$(395)	$(0.01)	$29,735	$0.65

	Quarter Ended September 30, 2007
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,539	$31,756	$0.75	$(5,649)	$(0.14)	$26,107	$0.61
Effect of Dilutive Securities:
Contingently Convertible
Debt (2002 Convertibles)	2,776	1,058		57		1,115
Contingently Convertible
Debt (2005 Convertibles)	755
Stock Compensation Plans	908

Diluted Earnings (Loss) Per Share	46,978	$32,814	$0.70	$(5,592)	$(0.12)	$27,222	$0.58

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2006
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,289	$67,916	$1.61	$(10,038)	$(0.24)	$57,878	$1.37
Effect of Dilutive Securities:
Contingently Convertible
Debt (2002 Convertibles)	2,776	3,127		215		3,342
Contingently Convertible
Debt (2005 Convertibles)	184
Stock Compensation Plans	802

Diluted Earnings (Loss) Per Share	46,051	$71,043	$1.54	$(9,823)	$(0.21)	$61,220	$1.33

	For the Nine Months Ended September 30, 2007
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,769	$85,430	$2.00	$(12,964)	$(0.31)	$72,466	$1.69
Effect of Dilutive Securities:
Contingently Convertible
Debt (2002 Convertibles)	2,776	3,164		196		3,360
Contingently Convertible
Debt (2005 Convertibles)	1,095
Stock Compensation Plans	991

Diluted Earnings (Loss) Per Share	47,631	$88,594	$1.86	$(12,768)	$(0.27)	$75,826	$1.59

In addition to the stock options included in the table above, options to purchase 2.0 million shares and 0.8 million shares of Class A common stock were outstanding at September 30, 2006 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

Sonic has two classes of common stock. Sonic has authorized 100.0 million shares of Class A common stock at a par value of $0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic has authorized 30 million shares of Class B common stock at a par value of $0.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic’s charter. The two classes of stock share equally in dividends and in the event of liquidation.

9. CONTINGENCIES

Legal Proceedings:

Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and Sonic’s Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. Sonic intends to continue its vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows. Currently, Sonic is unable to estimate a range of potential loss related to this matter.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2006 and September 30, 2007 were $2.0 million and $1.9 million, respectively, in reserves that Sonic has provided for pending proceedings.

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. The total estimated rent payments remaining under such leases as of September 30, 2007 and December 31, 2006 were approximately $127.0 million and $136.7 million, respectively. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $19.8 million and $32.3 million at September 30, 2007 and December 31, 2006, respectively. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Overview

We are one of the largest automotive retailers in the United States. As of September 30, 2007, we owned dealership subsidiaries that operated 175 dealership franchises, representing 35 different brands of cars and light trucks at 150 locations, and 36 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our automotive customers. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. In addition, although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term vehicle sales volume.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our continuing operations new vehicle revenues by brand for the third quarter and nine month periods ended September 30, 2006 and 2007:

	Percentage of New Vehicle Revenue Quarter Ended September 30,		Percentage of New Vehicle Revenue Nine Months Ended September 30,
	2006	2007	2006	2007
Brand (1)

BMW	12.3%	16.2%	13.0%	15.5%
Honda	16.1%	14.1%	15.8%	14.4%
Toyota	13.1%	12.6%	12.4%	12.7%
Mercedes	8.9%	9.4%	9.2%	9.4%
General Motors (2)	8.6%	8.7%	8.6%	8.7%
Cadillac	9.2%	8.3%	9.0%	8.5%
Ford	7.8%	6.7%	8.0%	7.3%
Lexus	6.6%	6.5%	6.6%	6.7%
Other Luxury (3)	2.9%	3.7%	3.2%	3.7%
Volvo	2.7%	2.1%	2.5%	2.2%
Other (4)	2.1%	2.8%	2.2%	2.0%
Nissan	1.9%	1.5%	1.9%	1.6%
Audi	1.5%	1.6%	1.4%	1.6%
Hyundai	1.8%	1.4%	1.6%	1.4%
Porsche	1.1%	1.2%	1.3%	1.3%
Acura	1.1%	1.1%	1.2%	1.2%
Volkswagen	1.6%	1.3%	1.5%	1.3%
Chrysler (5)	0.7%	0.8%	0.6%	0.5%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, prior years' income statement data reflect reclassifications to exclude additional franchises sold, identified for sale, or terminated subsequent to September 30, 2006 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Hummer, Infiniti, Jaguar, Land Rover and Saab
(4)	Includes Isuzu, KIA, Mini, Mitsubishi, Scion and Subaru
(5)	Includes Chrysler, Dodge and Jeep

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of these dealerships prior to the date they were acquired. Our financial statements discussed below reflect the results of operations, financial position and cash flows of each of our dealerships acquired prior to September 30, 2007. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is not necessarily indicative of the results of operations, financial position and cash flows that would have resulted had such acquisitions occurred at the beginning of the periods presented, nor is it indicative of future results of operations, financial position and cash flows.

On July 19, 2006, we issued a press release describing charges recorded during the second quarter of 2006 in connection with the decision to exit certain facility leases and cancel various facility improvement projects, asset impairments and other asset write-offs, finance chargeback reserves, litigation matters and an adjustment of certain tax strategies. These charges are discussed in more detail in the respective areas under the subsequent heading “Results of Operations”. The amount and location of the charges in the accompanying condensed consolidated statements of income for the third quarter and the nine month period ended September 30, 2006 are presented in the following table:

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

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

Revenues

New Vehicles:

	Quarter Ended		Units or $ Change	% Change	Nine Months Ended		Units or $ Change	% Change
	9/30/2006	9/30/2007			9/30/2006	9/30/2007
Total New Vehicle Units
Same Store	41,524	39,834	(1,690)	(4.1)%	117,853	114,075	(3,778)	(3.2)%
Acquisitions and Other	103	1,634	1,531	1486.4%	805	2,966	2,161	268.4%

Total as Reported	41,627	41,468	(159)	(0.4)%	118,658	117,041	(1,617)	(1.4)%

Total New Vehicle Revenues (in thousands)
Same Store	$1,274,991	$1,264,679	$(10,312)	(0.8)%	$3,645,701	$3,643,437	$(2,264)	(0.1)%
Acquisitions and Other	4,683	77,524	72,841	1555.4%	23,545	128,283	104,738	444.8%

Total as Reported	$1,279,674	$1,342,203	$62,529	4.9%	$3,669,246	$3,771,720	$102,474	2.8%

Total New Vehicle Unit Price
Same Store	$30,705	$31,749	$1,044	3.4%	$30,934	$31,939	$1,005	3.2%
Total Dealerships as Reported	$30,741	$32,367	$1,626	5.3%	$30,923	$32,226	$1,303	4.2%

During the third quarter and nine month period ended September 30, 2007, our new vehicle unit sales at our domestic dealerships decreased by 534 units, or 4.5%, and 2,252 units, or 6.5%, respectively, as compared to the same periods last year. This reduction is consistent with the changes reported in the industry’s domestic new unit sales, which declined by 10.0% and 7.9% over the same periods. For the third quarter and nine month period ended September 30, 2007, our Ford stores experienced the most significant declines in new unit sales among our domestic brands, posting decreases of 390 units, or 8.9%, and 1,303 units, or 9.7%, respectively. However, our Ford stores outperformed the industry, which declined 18.8% and 13.7% during the same periods. Of our remaining domestic brands, GM (excluding Cadillac) stores’ new unit sales increased by 106 units, or 2.2%, and decreased by 157 units, or 1.1%, respectively, over the same third quarter and nine month period. The GM (excluding Cadillac) third quarter new unit sales increase was driven by an increase in fleet sales of 180 units, or a 12.2% increase for the period. Overall, our GM (excluding Cadillac) stores outperformed the industry, which posted third quarter and nine month period declines of 6.1% and 6.6%, respectively.

New unit sales at our import dealerships decreased by 1,156, or 3.9%, and 1,526, or 1.8%, respectively, for the third quarter and nine month period ended September 30, 2007. The largest declines in our high-volume import brands came from our Honda stores, which posted new unit volume decreases of 5.1% for the third quarter and 4.2% for the nine month period.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Honda stores continue to suffer from soft new vehicle conditions in the California market. On the luxury side, our Volvo stores experienced the most significant declines in unit volume, declining 18.8% and 13.8%, over the third quarter and nine month period ended September 30, 2007, respectively. These unit declines were partially offset by higher new unit volume sales in our BMW stores, which improved 12.4% for the third quarter and 8.6% for the nine month period.

Our domestic dealerships’ average price per unit increased $433, or 1.4%, and $767, or 2.6%, respectively, for the third quarter and nine month period ended September 30, 2007. Fleet unit prices at our domestic stores improved over both periods, when compared to the same periods in 2006. The domestic price per unit increase was driven by our GM (excluding Cadillac) stores, posting new vehicle (including fleet) price per unit increases of 4.9% and 3.7% for the third quarter and nine month periods ended September 30, 2007, respectively.

Our import dealerships’ average price per unit also increased, improving $1,283, or 4.1%, and $1,070, or 3.4%, for the third quarter and nine month period ended September 30, 2007, respectively. Our import stores’ new vehicle price per unit increased primarily due to a change in sale mix to higher value vehicles. Our Toyota, BMW and Mercedes stores experienced the most significant improvements in average price per unit.

Used Vehicles:

	Quarter Ended		Units or $ Change	% Change	Nine Months Ended		Units or $ Change	% Change
	9/30/2006	9/30/2007			9/30/2006	9/30/2007
Total Used Vehicle Units
Same Store	17,305	18,239	934	5.4%	50,992	52,872	1,880	3.7%
Acquisitions and Other	29	539	510	1758.6%	289	1,168	879	304.2%

Total as Reported	17,334	18,778	1,444	8.3%	51,281	54,040	2,759	5.4%

Total Used Vehicle Revenues (in thousands)
Same Store	$324,435	$360,473	$36,038	11.1%	$975,527	$1,042,279	$66,752	6.8%
Acquisitions and Other	747	15,900	15,153	2028.5%	5,355	30,721	25,366	473.7%

Total as Reported	$325,182	$376,373	$51,191	15.7%	$980,882	$1,073,000	$92,118	9.4%

Total Used Vehicle Unit Price
Same Store	$18,748	$19,764	$1,016	5.4%	$19,131	$19,713	$582	3.0%
Total Dealerships as Reported	$18,760	$20,043	$1,283	6.8%	$19,128	$19,856	$728	3.8%

The overall improvement in unit volume was due primarily to the continued implementation of a used vehicle retail strategy at our dealerships. This strategy involves retailing more vehicles obtained through trades rather than wholesaling the vehicles. The overall increases in the average price per unit of 5.4% and 3.0% for the third quarter and nine month periods ended September 30, 2007, respectively, were mostly attributable to favorable pricing in the used vehicle market compared to last year and the shift of our revenue mix to luxury vehicles. Certified pre-owned vehicle (CPO) sales as a percentage of total used vehicle sales remained constant at 33.5% for the third quarter and declined from 34.8% to 34.2% for the nine month period ended September 30, 2007, as compared to the same periods in 2006.

Wholesale Vehicles:

	Quarter Ended		Units or $ Change	% Change	Nine Months Ended		Units or $ Change	% Change
	9/30/2006	9/30/2007			9/30/2006	9/30/2007
Total Wholesale Vehicle Units
Same Store	13,702	11,405	(2,297)	(16.8)%	39,481	34,568	(4,913)	(12.4)%
Acquisitions and Other	688	700	12	1.7%	2,207	2,126	(81)	(3.7)%

Total as Reported	14,390	12,105	(2,285)	(15.9)%	41,688	36,694	(4,994)	(12.0)%

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$118,104	$99,419	$(18,685)	(15.8)%	$360,789	$303,877	$(56,912)	(15.8)%
Acquisitions and Other	9,220	9,368	148	1.6%	30,415	27,523	(2,892)	(9.5)%

Total as Reported	$127,324	$108,787	$(18,537)	(14.6)%	$391,204	$331,400	$(59,804)	(15.3)%

Total Wholesale Unit Price
Same Store	$8,619	$8,717	$98	1.1%	$9,138	$8,791	$(347)	(3.8)%
Total Dealerships as Reported	$8,848	$8,987	$139	1.6%	$9,384	$9,031	$(353)	(3.8)%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lower revenues realized in both the third quarter and nine month period ended September 30, 2007 were driven by declines in unit volume of 16.8% and 12.4%, respectively. These decreases in unit volume can be primarily attributed to our increased focus on retail used vehicles (see “Used Vehicles” above).

Parts, Service and Collision Repair (“Fixed Operations”):

	Quarter Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	9/30/2006	9/30/2007			9/30/2006	9/30/2007
Total Parts, Service and Collision Repair (in thousands)
Same Store	$280,597	$287,104	$6,507	2.3%	$829,334	$856,390	$27,056	3.3%
Acquisitions and Other	3,372	16,209	12,837	380.7%	8,822	33,279	24,457	277.2%

Total as Reported	$283,969	$303,313	$19,344	6.8%	$838,156	$889,669	$51,513	6.1%

During the third quarter and the nine month period ended September 30, 2007, customer pay revenue increased $7.0 million, or 5.6%, and $25.5 million, or 6.9%, respectively. The increase during the third quarter was partially offset by decreases in warranty revenue of $2.0 million, or 3.7%, and wholesale parts of $2.8 million, or 7.8%. The increase during the nine month period was partially offset by a decrease in warranty revenue of $7.6 million, or 4.6%, and wholesale parts of $4.5 million, or 4.1%. Warranty revenues declined in the quarter and nine month period primarily due to vehicle quality improvements and warranty program changes at Mercedes stores. Import and luxury import brands were primarily responsible for the increases in customer pay revenue for the third quarter and nine month period ended September 30, 2007.

Finance, Insurance and Other (“F&I”):

	Quarter Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	9/30/2006	9/30/2007			9/30/2006	9/30/2007
Total Finance, Insurance and Other Revenue (in thousands)
Same Store	$50,800	$52,550	$1,750	3.4%	$139,563	$152,283	$12,720	9.1%
Acquisitions and Other	881	2,649	1,768	200.7%	2,768	5,597	2,829	102.2%

Total as Reported	$51,681	$55,199	$3,518	6.8%	$142,331	$157,880	$15,549	10.9%

Total F&I per Unit (excluding fleet)
Same Store	$926	$977	$51	5.5%	$892	$987	$95	10.7%
Total Dealerships as Reported	$940	$987	$47	5.0%	$903	$997	$94	10.4%

Despite decreases in new and used retail unit sales volume, F&I revenue increased in the third quarter and nine month period ended September 30, 2007 as compared to the same periods last year. The increase over the prior year periods is partly due to the $6.6 million charge recorded in the second quarter of 2006 and is also a direct result of our implementation of an electronic F&I menu which allows for a more consistent presentation of our product offerings to each of our customers.

Gross Profit and Gross Margins

Our gross margin percentage remained flat for the third quarter and increased for the nine month period ended September 30, 2007, as compared to the same periods last year. The nine month period 30 basis points increase is largely attributed to the revenue growth in our Fixed Operations and F&I activities, which generate higher gross margins, and the $6.6 million charge recorded in the second quarter of 2006 discussed in the F&I section above. The increase in the gross margin percentage was also driven by the shift of revenues from wholesale vehicles to used vehicles.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Quarter Ended						Nine Months Ended
	9/30/2006		9/30/2007		Basis Point Change		9/30/2006		9/30/2007		Basis Point Change
	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit
New Vehicles	62.2%	29.7%	61.3%	27.5%	(90)	(220)	61.3%	29.4%	60.7%	27.1%	(60)	(230)
Used Vehicles	15.8%	9.7%	17.5%	10.2%	170	50	16.4%	10.3%	17.4%	10.5%	100	20
Wholesale Vehicles	5.8%	(0.6)%	4.8%	(0.5)%	(100)	10	6.1%	(0.4)%	5.1%	(0.3)%	(100)	10
Fixed Operations	13.7%	44.9%	13.9%	46.2%	20	130	13.9%	45.4%	14.3%	46.4%	40	100
Finance, Insurance and Other	2.5%	16.3%	2.5%	16.6%	0	30	2.3%	15.3%	2.5%	16.3%	20	100

Total same store	100.0%	100.0%	100.0%	100.0%			100.0%	100.0%	100.0%	100.0%

The gross margin rates on our various revenue lines on a same store basis were as follows:

	Quarter Ended		Basis Point Change	Nine Months Ended		Basis Point Change
	9/30/2006	9/30/2007		9/30/2006	9/30/2007
New vehicles	7.3%	6.9%	(40)	7.4%	6.9%	(50)
Used vehicles	9.4%	8.9%	(50)	9.7%	9.4%	(30)
Wholesale vehicles	(1.6)%	(1.6)%	0	(1.0)%	(0.9)%	10
Parts, service and collision repair	50.0%	50.7%	70	43.3%	50.5%	720
Finance and insurance	100.0%	100.0%	—	100.0%	100.0%	—
Total same store gross margin	15.3%	15.3%	0	15.3%	15.6%	30

Selling, General and Administrative Expenses (“SG&A”)

For the third quarter and nine month period ended September 30, 2007, continuing operations SG&A expenses increased by $12.6 million, or 5.3%, and $11.6 million, or 1.6%, respectively, as compared to the same periods last year. Continuing operations SG&A expenses as a percentage of gross profit were 74.4% and 75.3% for the third quarter and nine month period ended September 30, 2007, respectively, compared to 74.8% and 77.8% for the third quarter and nine month period ended September 30, 2006. Charges recorded in SG&A expenses in the second quarter of 2006 totaled $11.4 million and primarily relate to asset impairments, lease exit charges and legal charges. Absent these charges, and others that affected gross profit in the amount of $6.9 million (presented in the table of second quarter 2006 charges and partially discussed in the F&I section above), SG&A expenses as a percentage of gross profit would have been 76.0% for the nine month period ended September 30, 2006. The 40 and 70 basis point decrease in the third quarter and nine month period, respectively, compared to the adjusted prior year periods is primarily attributed to higher gross profit dollars and reductions in employee compensation costs slightly offset by higher rent expenses.

Depreciation and Amortization

Reported depreciation and amortization expense increased over the comparable three and nine month periods by $0.1 million, or 0.8%, and $2.9 million, or 16.7%, respectively. Additional depreciation expense of $2.1 million was recorded during the second quarter of 2006 related to projects no longer held for sale. Excluding the prior year charge, continuing operations depreciation and amortization expense increased $5.0 million for the nine month period ended September 30, 2007 over the comparable prior year period in 2006. This increase was due to capital improvements made during 2007 and our strategic shift to continue to own and hold more dealership properties rather than recover our investment in these properties through sale-leaseback transactions.

Interest Expense, Floor Plan

The weighted average floor plan interest rate incurred for new vehicles by continuing dealerships was 6.35% for the third quarter ended September 30, 2007, compared to 6.03% for the third quarter ended September 30, 2006, which increased new vehicle floor plan interest expense by $0.7 million. The average new vehicle floor plan notes payable balance from continuing dealerships increased to $968.5 million during the third quarter of 2007 from $912.6 million during the third quarter of 2006, resulting in increased new vehicle floor plan interest expense of $0.9 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The weighted average floor plan interest rate incurred for new vehicles by continuing dealerships was 6.39% for the nine month period ended September 30, 2007, compared to 5.75% for the nine month period ended September 30, 2006, which increased new vehicle floor plan interest expense by $4.4 million. The average new vehicle floor plan notes payable balance from continuing dealerships increased to $968.6 million during the nine month period ended September 30, 2007 from $931.1 million during the nine month period ended September 30, 2006, resulting in increased new vehicle floor plan interest expense of $1.8 million.

Our new vehicle floor plan interest expenses are partially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against cost of sales upon the sale of the vehicle. During the third quarter of 2007 and 2006, our new vehicle floor plan interest exceeded the amounts we recognized in our income statement (for continuing operations dealerships) from floor plan interest assistance by approximately $7.3 million and $5.8 million, respectively, primarily due to a decrease in the amounts received in assistance in the third quarter of 2007 compared to the third quarter of 2006. During the nine months ended September 30, 2006 and 2007, our new vehicle floor plan interest exceeded the amounts we recognized in our income statement (for continuing operations dealerships) from floor plan interest assistance by approximately $23.1 million and $16.0 million, respectively. We expect the gap between floor plan interest expense incurred and floor plan assistance received to continue to widen as our portfolio of brands shifts more toward luxury and import brands which pay less floor plan assistance compared to domestic brands.

Interest expense on our used vehicle floor plan facility was approximately $1.8 million for the third quarter of 2007 compared to $1.6 million for the third quarter of 2006. Interest expense on our used vehicle floor plan facility was approximately $4.7 million for the nine month period ending September 30, 2007 compared to $3.6 million in the same period in 2006. Interest expense in the first nine months of 2006 was lower than 2007 primarily due to the used floor plan facility existing for only a portion of time in the nine month period of 2006.

Interest Expense, Other

Interest expense, other for the third quarter and nine months ended September 30, 2007 compared to 2006 is summarized in the table below:

	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2007
	Increase/(Decrease) in Interest Expense (in millions)	Increase/(Decrease) in Interest Expense (in millions)
Interest rates –

- Changes in the average interest rate on the revolving facilities (from 7.4% in both the third quarter and nine months ended September 30, 2006 to 7.5% and 7.4% in the third quarter and nine months ended September 30, 2007)	$0.1	$—

Debt balances –
- Decrease in debt balances	0.8	(4.5)
Other factors –
- Decrease in capitalized interest	0.5	0.6
- Interest expense related to Fixed Swaps	(0.3)	(0.3)
- Incremental interest expense related to the Old and New Variable Swaps (1)	0.2	0.9
- Interest allocation to discontinued operations	(0.4)	0.4
- Increase in other expense, net	(0.1)	0.7

	$0.8	$(2.2)

(1) - As defined in our Annual Report on Form 10-K for the year ended December 31, 2006

Other Income/(Expense)

Expense of $0.6 million in the nine months ended September 30, 2006 primarily relate to expenses associated with the termination of our then existing revolving credit facility.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The overall effective tax rates of 40.6% and 40.4% for the third quarter and nine month period ended September 30, 2007, respectively, compare to the prior period effective rates of 40.1% and 40.4% for the third quarter and nine month period ended September 30, 2006, respectively. The current third quarter effective rate is slightly higher than the prior year quarter due to the shift in the distribution of taxable income between states in which we operate. We expect the rate for the remainder of 2007 to range from 39.5% to 40.5%.

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

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 6.40% and 6.14% for the third quarter ended September 30, 2007 and 2006, respectively, and 6.44% and 5.86% for the nine month periods ended September 30, 2007 and 2006, respectively. In the third quarter ended September 30, 2007, we received approximately $10.1 million in manufacturer assistance, which was approximately $8.7 million less than the amount we paid for floor plan interest. In the nine month period ended September 30, 2007, we received approximately $30.0 million in manufacturer assistance, which was approximately $26.0 million less than the amount we paid for floor plan interest. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of September 30, 2007.

The weighted average interest rate for our used vehicle floor plan facility (whose interest expense is allocated to discontinued and continuing operations) was 6.64% and 6.57% for the third quarter and nine month period ended September 30, 2007, respectively.

Long-Term Debt and Credit Facilities

Mortgage Notes: During the second quarter of 2007, we obtained mortgage financing on two of our dealership properties. The associated notes require monthly payments of principal and interest through maturity (between July 2017 and May 2027) and are secured by the underlying properties. Proceeds received were used to repay borrowings under our 2006 Revolving Credit Sub-Facility (as defined in our Annual Report on Form 10-K for the year ended December 31, 2006).

2006 Revolving Credit Sub-Facility: At September 30, 2007, our 2006 Revolving Credit Sub-Facility had a borrowing limit of $350.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $415.5 million at September 30, 2007). The amount available to be borrowed under the 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At September 30, 2007, we had $72.5 million in letters of credit outstanding and $186.0 million of borrowing availability.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2007, the outstanding balance on our long-term debt and credit facilities was as follows:

	Interest Rate (1)		($ in millions) Outstanding Balance
2006 Revolving Credit Sub-Facility (matures February 2010)	LIBOR + 2.00	% (2)	$91.5

Senior Subordinated Notes (mature August 2013)	8.625%		$272.7

5.25% Convertible Senior Subordinated Notes (mature May 2009) (3)	5.25%		$129.1

4.25% Convertible Senior Subordinated Notes (mature November 2015 and are redeemable on or after October 2010) (3)	4.25%		$157.4

Mortgage notes to finance companies (mature July 2017 through May 2027)	6.77	% (4)	$17.2

Notes payable to a finance company (mature November 2015 through September 2016)	10.19	% (4)	$26.1

(1)	Six-month LIBOR was 5.132% at September 30, 2007.
(2)	Interest rate on the 2006 Revolving Credit Sub-Facility is established on a performance - based grid that ranges from 1.75% to 2.75% above LIBOR.
(3)	Notes were not convertible at any time during the nine months ended September 30, 2007.
(4)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of September 30, 2007.

The FASB has issued an exposure draft clarifying the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion (FASB Staff Position (FSP) APB 14-a). The proposed guidance, if issued in final form, will impact the accounting for our 4.25% Convertible Senior Subordinated Notes. The proposed FSP would require us to separately account for the liability and equity components of the 4.25% Convertible Senior Subordinated Notes in a manner that reflects our nonconvertible debt borrowing rate at the date of the notes’ issuance. This would effectively increase the amount of debt discount recorded in conjunction with the issuance of the 4.25% Convertible Senior Subordinated Notes with an offset in stockholders’ equity. We would then be required to amortize the discount over the term of the 4.25% Convertible Senior Subordinated Notes, thereby increasing interest expense. This proposed guidance would not have any impact on our consolidated cash flows. We are currently evaluating the impact of this exposure draft on our consolidated operating results and financial position.

Dealership Acquisitions and Dispositions

In the first nine months of 2007, we acquired ten franchises for an aggregate purchase price of $211.6 million in cash, net of cash acquired, using cash from operations, borrowings under the 2006 Revolving Credit Sub-Facility and borrowings under our floor plan facilities. During the first nine months of 2007, we disposed of six franchises and the assets of our finance subsidiary, Cornerstone Acceptance Corporation. These disposals generated cash of $52.4 million.

Sale-Leaseback Transactions

In the first nine months of 2007, we sold $27.1 million in dealership facilities in sale-leaseback transactions. We have no continuing obligations under these arrangements other than lease payments.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first nine months of 2007 were approximately $59.6 million. Capital expenditures incurred during the first nine months of 2007 expected to be sold within a year in sale-leaseback transactions were $4.4 million. We do not expect any significant gains or losses from these sales. As of September 30, 2007, commitments for facilities construction projects totaled approximately $25.6 million. We expect approximately $6.5 million of this amount to be financed through future sale-leaseback transactions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Share Repurchase Program

As of September 30, 2007, pursuant to previous authorizations from our Board of Directors, we had approximately $7.8 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first nine months of 2007, we repurchased 1,278,700 shares for approximately $34.4 million, which was offset by proceeds received from the exercise of stock options under stock compensation plans of $13.2 million.

Subsequent to September 30, 2007, we spent approximately $8.9 million repurchasing additional shares of our Class A common stock. During the fourth quarter of 2007, the Board authorized an additional $40.0 million to be used in the share repurchase program.

Dividends

During the third quarter of 2007, our Board of Directors approved a quarterly cash dividend of $0.12 per share for stockholders of record on September 15, 2007, which was paid on October 15, 2007. Subsequent to September 30, 2007, our Board of Directors approved a quarterly cash dividend of $0.12 per share for stockholders of record on December 15, 2007, which will be paid on January 15, 2008.

Cash Flows

For the nine months ended September 30, 2007, net cash provided by operating activities was approximately $27.4 million. This provision of cash was comprised of cash inflows related to net income, receivables, inventories and trade accounts payable and other liabilities somewhat offset by a reduction of notes payable – floor plan—trade. Net cash used in investing activities during the first nine months of 2007 was $188.3 million. This use of cash was primarily comprised of cash out flows used for dealership acquisitions. Net cash provided by financing activities for the nine months ended September 30, 2007 was approximately $163.8 million, comprised mostly of the increase of notes payable – floor plan – non-trade and net borrowings under the 2006 Credit Facility.

The operating cash flow reduction of notes payable – floor plan – trade is related to how we chose to finance our new vehicle inventory purchases. Collectively, notes payable – floor plan – trade (included in cash flows from operating activities) and non-trade (included in cash flows from financing activities) affected our net cash position by increasing cash by $2.6 million in the nine month period ended September 30, 2006 and decreased cash by $37.5 million in the nine month period ended September 30, 2007.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. See Note 9 to the accompanying financial statements.

Future Liquidity Outlook

We believe our best source of liquidity for future growth remains cash flows from operations combined with the availability of borrowings under our new and used floor plan financing and our revolving credit facility. Though uncertainties in the economic environment may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service, quarterly cash dividends and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly-traded debt securities, based on market conditions.

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

Interest Rate Risk

Our variable rate notes payable–floor plan, 2006 Credit Facility (as defined in our Annual Report on Form 10-K for the year ended December 31, 2006) borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $812.8 million at September 30, 2007. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $9.1 million in the first nine months of 2007. Of the total change in interest expense, approximately $8.7 million would have resulted from notes payable–floor plan.

Our exposure to notes payable–floor plan is mitigated by floor plan assistance payments received from manufacturers that are generally based on rates similar to those incurred under our floor plan financing arrangements. These payments are capitalized as inventory and charged against cost of sales when the associated inventory is sold. During the nine months ended September 30, 2007, the amounts we paid for floor plan interest expense for both our continuing and discontinued operations exceeded manufacturer floor plan assistance received by approximately $26.0 million.

In addition to our variable rate debt, approximately 25% of our dealership facility lease agreements’ monthly lease payments fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

We have five separate interest rate swaps with a total notional amount of $150.0 million (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Variable Swaps’ agreements, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the forward nine month LIBOR (fixed on February 15 and August 15 of each year) plus a spread ranging from 3.825% to 3.85% with a weighted average spread of 3.83%. The Variable Swaps expire on August 15, 2013.

During the nine month period ended September 30, 2007, we entered into interest rate swap agreements (collectively, the “Cash Flow Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these swaps, we receive interest payments on an aggregate $544.3 million notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and make interest payments at fixed rates ranging from 4.935% to 7.1% (with a weighted average rate of 5.107%) until the swaps mature. All of the swaps mature between May 2012 and September 2012 except two swaps, one with a notional amount of $100.0 million and a pay rate of 5.319% which matures July 1, 2010, and another with a notional amount of $4.3 million and a pay rate of 7.1% which matures July 10, 2017. The Cash Flow Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the swaps will be recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity.

Subsequent to September 30, 2007, we entered into an additional cash flow swap with a notional amount of $25.0 million. We will make interest payments at a fixed rate of 4.885% and will receive interest payments at a rate equal to one month LIBOR. This swap matures on October 1, 2012.

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

We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. We intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

As of September 30, 2007, our total outstanding indebtedness was $1,813.9 million, including the following:

•	$91.5 million under the revolving credit line of our four-year syndicated credit facility (the “2006 Revolving Credit Sub-Facility”);

•	$1,123.2 million under the secured new and used inventory floor plan facilities, including $64.1 million classified as liabilities associated with assets held for sale;

•

$129.1 million in 5.25% convertible senior subordinated notes due 2009 (the “2002 Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $1.0 million;

•

$157.4 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “2005 Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $2.6 million;

•

$272.7 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.3 million;

•	$17.2 million of mortgage notes due from May 2027 to August 2027 with a weighted average rate of 6.77%; and

•

$22.8 million of other secured debt, representing $21.6 million in aggregate principal amount plus unamortized premium of approximately $4.2 million and less $3.0 million for the fair value of fixed to variable interest rate swaps.

As of September 30, 2007, we had $186.0 million available for additional borrowings under the 2006 Revolving Credit Sub-Facility. We also have significant additional capacity under new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 2002 Convertibles and 2005 Convertibles and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness. Our 2006 Revolving Credit Sub-Facility, up to $700.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $150.0 million in borrowing availability for used vehicle inventory floor plan financing are collectively referred to as our “2006 Credit Facility”.

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

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

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

The FASB has issued an exposure draft clarifying the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion (FASB Staff Position (FSP) APB 14-a). The proposed guidance, if issued in final form, will impact the accounting for our 4.25% Convertible Senior Subordinated Notes. The proposed FSP would require us to separately account for the liability and equity components of the 4.25% Convertible Senior Subordinated Notes in a manner that reflects our nonconvertible debt borrowing rate at the date of the notes’ issuance. This would effectively increase the amount of debt discount recorded in conjunction with the issuance of the 4.25% Convertible Senior Subordinated Notes with an offset in stockholders’ equity. We would then be required to amortize the discount over the term of the 4.25% Convertible Senior Subordinated Notes, thereby increasing interest expense. This proposed guidance would not have any impact on our consolidated cash flows. We are currently evaluating the impact of this exposure draft on our consolidated operating results and financial position.

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

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

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

During the nine months ended September 30, 2007, approximately 89.4% of our new vehicle revenue was derived from the sale of new vehicles manufactured by Ford, Honda, General Motors (including Cadillac), BMW, Mercedes and Toyota. Our success depends to a great extent on these manufacturers’:

•	financial condition;

•	marketing;

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

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

As of September 30, 2007, we owned 25 Ford franchises (including Volvo, Jaguar, Land Rover, Lincoln and Mercury) and 40 General Motors franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac). Should the financial condition and operating results of either Ford or General Motors continue to deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by either Ford or General Motors could have a material adverse effect on our future results of operations, financial condition or cash flows.

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

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

Consumer buying patterns may also be adversely affected by deterioration in the health of the consumer mortgage market. Although the consumer mortgage market does not directly affect the availability of credit to consumers of vehicles, consumers may alter or delay their buying habits in response to market conditions.

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

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

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

Our company is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We have subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. We intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 31.9% of our total revenues for the nine months ended September 30, 2007. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions. In addition, due to the provisions and terms contained in our operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties.

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

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

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

As described in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006, our estimates for finance, insurance and service contracts, insurance reserves are based on historical experience. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

SONIC AUTOMOTIVE, INC . AND SUBSIDIARIES

RISK FACTORS

An impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in our Annual Report on Form 10-K for the year ended December 31, 2006 in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. As of September 30, 2007, our balance sheet reflected a carrying amount of approximately $1,284.4 million in goodwill (including goodwill classified as assets held for sale), which was allocated between two geographic reporting units. If the goodwill in either of our reporting units is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended September 30, 2007.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 2007	45,000	$28.34	45,000	$34,548

August 2007	523,700	$26.79	523,700	$20,519

September 2007	490,000	$26.01	490,000	$7,775

Total	1,058,700	$26.49	1,058,700	$7,775
(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000

Total	$215,000

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

SONIC AUTOMOTIVE, INC.

Date: November 2, 2007	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: November 2, 2007	By:	/s/ David P. Cosper
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