Form 10-K
period 2007-12-31
SONIC AUTOMOTIVE INC
filed 2008-02-29
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

.☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $887,956,979 based upon the closing sales price of the registrant’s Class A common stock on June 30, 2007 of $28.97 per share. As of February 20, 2008 there were 28,837,932 shares of Class A common stock, par value $.01 per share, and 12,029,375 shares of Class B common stock, par value $.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

This Annual Report on Form 10-K contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

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

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we seek to acquire; and

•	the timing of and our ability to successfully integrate recent and potential future acquisitions.

PART I

Item 1.	Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of February 22, 2008, we operated 169 dealership franchises at 144 dealership locations, representing 33 different brands of cars and light trucks, and 34 collision repair centers in 15 states. Each of our dealerships provides comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, warranty, paint and repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing and insurance and other aftermarket products (collectively, “F&I”) for our automotive customers.

The following chart depicts the multiple sources of revenue and gross profit for the year ended December 31, 2007:

Our dealership network resides in various geographic markets. As of December 31, 2007, we operated dealerships in the following markets:

Market	Number of Dealerships	Number of Franchises	Percent of 2007 Total Revenue
Houston	15	18	17.0%
Alabama/Tennessee	16	20	10.5%
North/South Carolina/Georgia	18	21	10.2%
Florida	14	18	7.9%
North Bay (San Francisco)	11	12	7.8%
Dallas	7	9	7.6%
South Bay (San Francisco)	13	14	6.8%
Los Angeles South	7	8	6.8%
Mid-Atlantic	6	7	5.3%
Los Angeles North	10	12	5.2%
Oklahoma	7	7	4.5%
Michigan	6	6	2.7%
Las Vegas	4	4	2.2%
Ohio	6	9	1.9%
Colorado	2	2	1.9%
San Diego	2	2	1.7%

Total	144	169	100.0%

During 2007, we acquired or were awarded by manufacturers, ten franchises (at four dealership locations) and disposed of 12 franchises (at eight dealership locations). We plan to continue to purchase franchises that enrich our franchise portfolio and divest franchises which we believe will not yield acceptable returns over the long-term.

The automotive retailing industry remains highly fragmented, and we believe that further consolidation is likely. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships.

Business Strategy

Further Develop Strategic Markets and Brands.    Our growth strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. We also seek to acquire stable franchises that we believe have above average sales prospects. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2007, 84.1% of our total revenue was generated by import and luxury dealerships, which generally have higher operating margins, more stable fixed operations departments, lower associate turnover and lower inventory levels. We expect this trend toward acquiring more luxury and mid-line import dealerships to continue in the near future.

The following table depicts the breakdown of our new vehicle revenues by brand:

Brand (1)	Percentage of New Vehicle Revenue
	Year Ended December 31,
	2005	2006	2007
BMW	14.5%	13.7%	16.2%
Honda	15.3%	15.2%	14.0%
Toyota	11.4%	12.4%	12.5%
Mercedes	6.5%	9.5%	10.0%
General Motors (2)	9.3%	8.5%	8.5%
Cadillac	9.8%	9.2%	8.4%
Ford	8.0%	7.6%	6.9%
Lexus	7.4%	6.8%	6.7%
Volvo	3.1%	2.5%	2.1%
Audi	1.6%	1.4%	1.6%
Nissan	2.1%	1.8%	1.5%
Land Rover	0.8%	0.9%	1.5%
Hyundai	1.4%	1.5%	1.4%
Volkswagen	1.4%	1.5%	1.3%
Porsche	1.1%	1.3%	1.3%
Acura	1.6%	1.2%	1.2%
Infiniti	0.7%	1.1%	1.2%
Chrysler (3)	0.6%	0.5%	0.5%
Other Luxury (4)	1.0%	1.2%	1.1%
Other (5)	2.4%	2.2%	2.1%

Total	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2006 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Hummer, Jaguar, and Saab
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

Certified Pre-Owned Vehicles.    Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the particular vehicle. We typically earn higher revenues and gross margins on CPO vehicles compared to non-certified pre-owned vehicles. We also believe the extended manufacturer warranty increases our potential to retain the pre-owned purchaser as a future parts and service customer. Since CPO warranty work can only be performed at franchised dealerships, we believe the used vehicle business will become more clearly segmented and CPO sales and similar products will increase in volume.

“Value” Used Vehicles.    Due to our luxury and import brand mix, our used vehicle strategy has historically been focused on CPO vehicles and higher cost of sale vehicles. A market segment that drives used vehicle volume that we historically participated in on only a limited basis is vehicles with retail prices below $10,000. Until recent years, if we received a trade-in which did not meet our then existing internal criteria for used vehicles (in many instances these would be “value” vehicles), we would wholesale the vehicle. We believe the market for these “value” vehicles is deep and not as sensitive to market fluctuations as higher priced used vehicles. We have begun to more aggressively market and retail these vehicles.

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

Train and Develop Associates.    We believe that our well-trained dealership personnel are key to our long-term prospects. We require all of our employees, from service technicians to regional vice presidents, to participate in our in-house training programs each year. We believe that our comprehensive training of all employees and professional, multi-tiered management structure provide us with a competitive advantage over other dealership groups. This training and organizational structure provide high-level supervision over the dealerships, accurate financial reporting and the ability to maintain effective controls.

Manage Leverage.    We believe it prudent over time to maintain our long-term-debt to total capital ratio at between 35% and 40%. At December 31, 2007, our long-term debt to total capital ratio, net of cash and cash equivalents, was 42.4%, exceeding our target primarily as a result of recent acquisitions, recent mortgage financing and 2007 stock repurchases.

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

In addition to competition for vehicle sales, we also compete with other auto dealers, service stores, auto parts retailers and independent mechanics in providing parts and service. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, factory-trained technicians, the familiarity with a dealer’s makes and models and the quality of customer service. A number of regional and national chains offer selected parts and services at prices that may be lower than our prices.

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

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	81	Chairman, Chief Executive Officer and Director
B. Scott Smith.	40	President, Chief Strategic Officer and Director
David P. Cosper	53	Vice Chairman, Chief Financial Officer

O. Bruton Smith, 81, is our Founder, Chairman, Chief Executive Officer and a director and has served as such since our organization in January 1997, and he currently is a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Lowe’s Motor Speedway, Infineon Raceway, Las Vegas Motor Speedway, New Hampshire Motor Speedway and Texas Motor Speedway. He is also an executive officer or a director of most of SMI’s operating subsidiaries.

B. Scott Smith, 40, is our Co-Founder, President and Chief Strategic Officer. Prior to his appointment as President in March 2007, Mr. Smith served as our Vice Chairman and Chief Strategic Officer since October 2002. He held the position of President and Chief Operating Officer from April 1997 to October 2002. Mr. Smith has been a director of our company since our organization was formed in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith, who is the son of O. Bruton Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over twenty years experience in the automobile dealership industry.

David P. Cosper, 53, is our Vice Chairman and Chief Financial Officer. In March 2007, Mr. Cosper was appointed to Vice Chairman after serving as Executive Vice President since March 2006. He joined Sonic Automotive on March 1, 2006 as an Executive Vice President and became our Chief Financial Officer and Treasurer on March 16, 2006. Mr. Cosper served as Treasurer through the end of 2006 and relinquished the position in February 2007. Prior to joining Sonic, he was Vice Chairman and Chief Financial Officer of Ford Motor Credit Company, a position held since 2003. From 1979, when he joined Ford Motor Company, Mr. Cosper served in a variety of positions in Ford Motor Company and Ford Motor Credit Company, including Vice President and Treasurer of Ford Motor Credit Company and Executive Director of Corporate Finance at Ford Motor Company. In such positions, he was responsible for worldwide profit analysis and treasury matters, risk management, business planning, and competitive and strategic analysis.

Employees

As of February 22, 2008, we employed approximately 11,400 people. We believe that our relationships with our employees are good. Approximately 185 of our employees, primarily service technicians in our Northern California markets, are represented by a labor union. Because of our dependence on the manufacturers, however, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturers’ manufacturing facilities.

Company Information

Our website is located at www.sonicautomotive.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (“SEC”) are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Item 1A:	Risk Factors.

Risks Related to Our Indebtedness

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of December 31, 2007, our total outstanding indebtedness was $1,876.3 million, including the following:

•	$70.0 million under the 2006 Revolving Credit Sub-Facility (as defined below);

•	$1,174.3 million under the secured new and used inventory floor plan facilities, including $48.6 million classified as liabilities associated with assets held for sale;

•

$129.2 million in 5.25% convertible senior subordinated notes due 2009 (the “5.25% Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $0.9 million;

•

$157.6 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “4.25% Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $2.4 million;

•

$272.8 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.2 million; and

•

$72.4 million of other secured debt, representing $67.7 million in aggregate principal amount plus unamortized premium of approximately $4.0 million and plus $0.7 million for the fair value of fixed to variable interest rate swaps.

As of December 31, 2007, we had $205.2 million available for additional borrowings under the 2006 Revolving Credit Sub-Facility. We also have significant additional capacity under new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 5.25% Convertibles, 4.25% Convertibles and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness. We refer to the $350 million of availability under a revolving credit facility (“2006 Revolving Credit Sub-Facility”), up to $700 million in borrowing availability for new vehicle inventory floor plan financing and up to $150 million in borrowing availability for used vehicle inventory floor plan financing collectively as our “2006 Credit Facility”.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that generally have initial terms of fifteen to twenty years with one or two five-year renewal options. These operating leases require monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in the notes to our financial statements under the heading “Commitments and Contingencies” in this Annual Report on Form 10-K.

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

An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness or lease obligations would have a material adverse effect on our business, financial condition or results of operations.

Our 2006 Credit Facility, the indenture governing our 8.625% Notes and many of our facility operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 5.25% Convertibles, 4.25% Convertibles and the 8.625% Notes, under the cross default provisions in those agreements or indentures. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon the receipt of sufficient funds from our subsidiaries.

Substantially all of our consolidated assets are held by our subsidiaries and substantially all of our consolidated cash flow and net income are generated by our subsidiaries. Accordingly, our cash flow and ability to service debt depends to a substantial degree on the results of operations of our subsidiaries and upon the ability of our subsidiaries to provide us with cash. We may receive cash from our subsidiaries in the form of dividends, loans or otherwise. We may use this cash to service our debt obligations or for working capital. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt. In addition, the ability of our subsidiaries to pay dividends or make loans to us are subject to contractual limitations under the floor plan facilities, minimum net capital requirements under manufacturer franchise agreements and laws of the state in which a subsidiary is organized and depend to a significant degree on the results of operations of our subsidiaries and other business considerations.

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

During the year ended December 31, 2007, approximately 90.9% of our new vehicle revenue was derived from the sale of new vehicles manufactured by BMW, Honda (including Acura), Toyota (including Lexus), Mercedes, General Motors (including Cadillac) and Ford. Our success depends to a great extent on these manufacturers’:

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

In recent years, the financial condition and operating results of Ford, General Motors and Chrysler have deteriorated significantly. As of December 31, 2007, we owned 23 Ford franchises (including Volvo, Jaguar, Land Rover, Lincoln and Mercury), 38 General Motors franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac) and 12 Chrysler franchises (including Jeep, Dodge and Chrysler). Should the financial condition and operating results of Ford, General Motors or Chrysler continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by either Ford, General Motors or Chrysler could have a material adverse effect on our future results of operations, financial condition or cash flows.

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

Our failure to meet a manufacturer’s customer satisfaction, financial and sales performance and facility requirements may adversely affect our ability to acquire new dealerships and our profitability.

Many manufacturers attempt to measure customers’ satisfaction with their sales and warranty service experiences through manufacturer-determined CSI scores. The components of CSI vary from manufacturer to manufacturer and are modified periodically. Franchise agreements also may impose financial and sales performance standards. Under our agreements with certain manufacturers, a dealership’s CSI scores, sales and financial performance may be considered a factor in evaluating applications for additional dealership acquisitions. From time to time, some of our dealerships have had difficulty meeting various manufacturers’ CSI requirements or performance standards. We cannot assure you that our dealerships will be able to comply with these requirements in the future. A manufacturer may refuse to consent to an acquisition of one of its franchises if it determines our dealerships do not comply with its CSI requirements or performance standards, which could impair the execution of our acquisition strategy. In addition, we receive incentive payments from the manufacturers based, in part, on CSI scores, which could be materially adversely affected if our CSI scores decline.

In addition, a manufacturer may condition its allotment of vehicles, participation in bonus programs, or acquisition of additional franchises upon our compliance with its facility standards. This may put us in a competitive disadvantage with other competing dealerships and may ultimately result in our decision to sell a franchise when we believe it may be difficult to recover the cost of the required investment to reach the manufacturer’s facility standards.

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

Substantially all the assets of our dealerships are pledged to secure the indebtedness under the 2006 Credit Facility and our separate floor plan indebtedness with the respective captive finance subsidiaries of BMW, Chrysler, Ford, General Motors and Mercedes. Three of the lenders under the 2006 Credit Facility are the respective captive finance subsidiaries of BMW, Nissan and Toyota. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer captive finance subsidiaries are either owned or affiliated with BMW, Mercedes, Chrysler, Ford, General Motors, Nissan and Toyota, respectively, any deterioration of our relationship with the particular captive finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

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

We have grown our business primarily through acquisitions. We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:

•	the availability of suitable acquisition candidates;

•	competition with other dealer groups for suitable acquisitions;

•	the negotiation of acceptable terms with the seller and with the manufacturer;

•	our financial capabilities;

•	our stock price; and

•	the availability of skilled employees to manage the acquired companies.

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

Our F&I business and other related businesses, which have higher margins than sales of new and used vehicles, are subject to strong competition from various financial institutions and other third parties.

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

Our business is heavily dependent on consumer demand and preferences. Our revenues will be materially and adversely affected if there is a severe or sustained downturn in overall levels of consumer spending. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Economic recessions may have a material adverse effect on our retail business, particularly sales of new and used automobiles.

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

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 31.6% of our total revenues for the year ended December 31, 2007. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions. In addition, due to the provisions and terms contained in our operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties.

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

Seven of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists. The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our seven dealership subsidiaries are among approximately 120 automobile dealerships that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the Plan is forced to terminate and be assumed by the Pension Benefit Guaranty Corporation, the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A change in historical experience and/or assumptions used to estimate reserves could have a material impact on our earnings.

As described in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies” in this Annual Report on Form 10-K, our estimates for finance, insurance and service contracts and insurance reserves are based on historical experience. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

An impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in this Annual Report on Form 10-K in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. As of December 31, 2007, our balance sheet reflected a carrying amount of approximately $1,284.9 million in goodwill (including goodwill classified as assets held for sale). If goodwill is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties.

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

We lease the majority of the properties utilized by our dealership operations from affiliates of Capital Automotive REIT (“CARS”) and other individuals and entities. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for our 2006 Credit Facility or under mortgages. We believe that our facilities are adequate for our current needs.

Under the terms of our franchise agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate.

Item 3:	Legal Proceedings.

We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. We intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. Currently, we are unable to estimate a range of potential loss related to this matter.

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

As of February 20, 2008, there were 28,837,932 shares of Sonic’s Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of February 20, 2008, there were 79 record holders of the Class A common stock and three record holders of the Class B common stock. As of February 20, 2008, the closing stock price for the Class A common stock was $20.01.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.48 per share during 2006 and 2007. Our Board of Directors has also approved a dividend of $0.12 per share on all outstanding shares of common stock for shareholders of record on March 15, 2008, which will be paid on April 15, 2008. See Note 6 to our Consolidated Financial Statements and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of dividends for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for Sonic’s Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods.

2007	Market Price		Cash Dividend Declared
	High	Low
First Quarter	$32.86	$28.04	$0.12
Second Quarter	31.82	28.36	0.12
Third Quarter.	30.26	23.94	0.12
Fourth Quarter	25.57	19.36	0.12

2006
First Quarter	$28.43	$22.72	$0.12
Second Quarter	28.53	21.85	0.12
Third Quarter.	23.31	21.08	0.12
Fourth Quarter	29.50	22.76	0.12

During 2007, all sales of our equity securities were registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended December 31, 2007.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(amounts in thousands, except per share amounts)
October 2007	367	$24.24	367	$38,879
November 2007	—	$—	—	$38,879
December 2007	271	$20.51	271	$33,332

Total	638	$22.66	638

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000

Total	$255,000

Item 6:	Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2007. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2003	2004	2005	2006	2007
Income Statement Data (1) (2):
Total revenues .	$6,046,898	$6,540,693	$7,318,800	$7,985,079	$8,336,933
Income from continuing operations before income taxes.	$125,229	$144,436	$168,175	$162,322	$189,213
Income from continuing operations.	$82,852	$89,699	$105,713	$96,832	$114,836
Basic earnings per share from continuing operations.	$2.02	$2.17	$2.53	$2.29	$2.70
Diluted earnings per share from continuing operations .	$1.94	$2.08	$2.42	$2.18	$2.54

Consolidated Balance Sheet Data (2):
Total assets.	$2,685,113	$2,897,884	$3,025,501	$3,124,764	3,282,744
Total long-term debt	$696,285	$671,796	$715,058	$601,334	$701,997
Total long-term liabilities (including long-term debt)	$791,239	$799,436	$876,956	$791,938	$929,996
Cash dividends declared per common share.	$0.20	$0.44	$0.48	$0.48	$0.48

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income statement data reflect reclassifications from the prior years presentation to exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2006 which had not been previously included in discontinued operations. See Note 2 to our accompanying Consolidated Financial Statements, Business Acquisitions and Dispositions, which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	As mentioned in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 2 to our accompanying Consolidated Financial Statements, business combinations and dispositions have had a material impact on our reported financial information.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2007 classification of franchises between continuing and discontinued operations in accordance with SFAS No. 144.

Overview

We are one of the largest automotive retailers in the United States. As of February 22, 2008, we operated 169 dealership franchises, representing 33 different brands of cars and light trucks, at 144 locations and 34 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers. Although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

The automobile industry’s total amount of new vehicles sold decreased by 2.5% to 16.1 million vehicles in 2007 from 16.6 million vehicles in 2006. From an industry perspective, new vehicle unit sales on a year-over-year basis grew 3.0% for import brands and contracted 7.1% for domestic brands. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend.

We sell similar products and services that exhibit similar economic characteristics, use similar processes in selling our products and services and sell our products and services to similar classes of customers. As a result of this and the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations.

In the ordinary course of business, we evaluate our dealership franchises for possible disposition based on various performance criteria. During the year ended December 31, 2007, we disposed of 12 franchises and had approved, but not completed, the disposition of 20 additional franchises. These franchises have been identified as held for sale because of unprofitable operations or other strategic considerations. We believe the disposition of these franchises will allow us to focus our management attention on those remaining stores with the highest potential return on investment.

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

Finance, Insurance and Service Contracts

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

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2007 by approximately $3.5 million. Our estimate of chargebacks ($13.0 million as of December 31, 2007) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-off. If these factors change, the resulting impact is a change in our estimate for chargebacks.

Goodwill

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, we have one reporting unit. There was $1,284.9 million of goodwill on our balance sheet, including approximately $8.8 million classified in assets held for sale, at December 31, 2007.

In evaluating goodwill for impairment, if the fair value of our reporting unit is less than its carrying value, we are then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise agreements acquired prior to July 1, 2001 in Note 1 to our Consolidated Financial Statements. We would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill in the reporting unit with the difference representing the amount of impairment.

In completing step one of the impairment analysis, we use various fair value approaches which consist of an earnings multiple model and a discounted cash flow model. The results from each of these models are then analyzed to determine if an indicator of impairment exists. The primary assumptions used in these various models include historical pretax earnings, estimated average earnings multiples of public automotive retailers, future growth assumptions, weighted average cost of capital along with working capital and capital expenditure requirements. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to conduct the second step of the impairment test described above.

At December 31, 2007, the fair value of our reporting unit exceeded the carrying value of the reporting unit (step one of the above described impairment test). As a result, we were not required to conduct the second step of the impairment test described above.

However, if in future periods we determine that the fair value of our reporting unit is less than its carrying value, we believe that application of the second step of the impairment test would result in a substantial impairment charge to goodwill and the amount of such impairment charge would likely be materially adverse to our consolidated operating results and financial position for the period in which the charge would be recorded.

Insurance Reserves

We have various self-insured and high deductible insurance programs which require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. We accrue for insurance reserves on a pro-rata basis throughout the year based on the expected year-end liability. These estimates, judgments and assumptions are made quarterly by our management based on available information and take into consideration annual actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. If our management receives information which causes us to change our estimate of the year end liability, the amount of expense or expense reduction required to be recorded in any particular quarter could be material to our operating results, financial position and cash flows. We estimate the ultimate liability under these programs is between $19.5 million and $21.1 million. At December 31, 2007, we had $21.3 million reserved for such programs. We used a discount rate of 4.0% to calculate the present value of our estimated workers’ compensation claims. A discount rate of 4.0% was used to calculate the present value of our general liability claim reserves. A 100 basis point change in the discount rate or a 5 basis point change in the Selected Loss Cost Estimate would not have a significant impact on the reserve balance.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a franchise where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. At December 31, 2007, we had $8.2 million accrued for lease exit costs.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. As of December 31, 2007, we had accrued $1.9 million in legal reserves included in other accrued liabilities. Currently, with the exception of the Galura litigation matter discussed in “Item 3: Legal Proceedings” herein, no legal proceedings are pending against or involve us that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. However, the results of legal proceedings cannot be predicted with certainty, and an unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Classification of Franchises in Continuing and Discontinued Operations

We classify the results from operations of our continuing and discontinued operations in our consolidated statements of income based on the provisions of SFAS No. 144. Many of these provisions involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of income may be reclassified in order to reflect that classification.

Income Taxes

As a matter of course, we are regularly audited by various taxing authorities and from time to time, these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply, in all material respects, with applicable tax law and that we have adequately provided for any reasonably foreseeable outcome related to these matters. Included in other accrued liabilities at December 31, 2007 is $24.6 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties) in accordance with Financial Accounting Standards Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” We evaluate our tax positions using the recognition threshold and measurement attribute in accordance with FIN 48. From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and disposals, including consideration paid or received in connection with such transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The effects on our financial statements of income tax uncertainties are discussed in Note 7 to our consolidated financial statements. We believe that adequate accruals have been made for income taxes.

We have $9.8 million in deferred tax assets related to state net operating loss carryforwards that will expire between 2014 and 2027. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. We have recorded a valuation allowance of $1.3 million in 2007 based on our judgment that certain state carryforwards will not be utilized. We have not recorded a valuation allowance related to our remaining carryforwards because we have concluded it is more likely than not that we will realize the benefits of the associated deferred tax assets. However, the results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of our judgment could result in a charge that would be materially adverse to our consolidated operating results, financial position and cash flows.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS No. 157 to determine the impact on our consolidated operating results, financial position and cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS No. 141(R) provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 provides accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We are currently reviewing the provisions of SFAS 141(R) and SFAS 160 and have not yet determined the impact of these statements on our consolidated financial statements.

Results of Operations

On July 19, 2006, we issued a press release describing charges recorded during the second quarter of 2006 in connection with the decision to exit certain facility leases and cancel various facility improvement projects, asset impairments and other asset write-offs, finance chargeback reserves, litigation matters and an adjustment of certain tax strategies. These charges are discussed in more detail in the respective areas under this heading “Results of Operations” when discussing results for the year ended December 31, 2006. The amount and location of the charges in the accompanying consolidated statements of income for the year ended December 31, 2006 are presented in the following table:

	Continuing Operations					Loss from operations and sale of discontinued franchises	Total
	Finance, insurance and other revenue	Cost of sales	Selling, general and administrative expenses	Depreciation and amortization	Provision for income taxes
Real estate and other asset impairments/write-offs and lease exit costs	$0.4	$0.3	$10.1	$2.1	$—	$5.8	$18.7
Finance chargeback reserves	6.2	—	—	—	—	—	6.2
Legal accruals	—	—	1.2	—	—	0.5	1.7
Effective income tax rate adjustment	—	—	—	—	1.0	—	1.0

	$6.6	$0.3	$11.3	$2.1	$1.0	$6.3	$27.6

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income.

	Percentage of Total Revenue (1) for the Year Ended December 31,
	2005	2006	2007
Revenues:
New vehicles	61.4%	61.3%	60.7%
Used vehicles.	15.5%	16.1%	17.4%
Wholesale vehicles	6.9%	6.2%	5.1%
Parts, service and collision repair	13.8%	14.0%	14.3%
Finance, insurance and other.	2.4%	2.4%	2.5%

Total revenue	100.0%	100.0%	100.0%
Cost of sales (2)	84.7%	84.6%	84.5%

Gross profit	15.3%	15.4%	15.5%
Selling, general and administrative expenses	11.7%	11.8%	11.5%
Depreciation and amortization	0.3%	0.3%	0.3%

Operating income	3.3%	3.3%	3.7%
Interest expense, floor plan	0.4%	0.8%	0.8%
Interest expense, other, net	0.6%	0.5%	0.5%
Other expense, net	0.0%	0.0%	0.0%

Income from continuing operations before income taxes	2.3%	2.0%	2.3%

Income tax expense	0.9%	0.8%	1.0%

Income from continuing operations	1.4%	1.2%	1.4%

(1)	In accordance with the provisions of SFAS No. 144, prior years' income statement data reflects reclassifications to exclude additional franchises sold, identified for sale or terminated subsequent to

December 31, 2006 which had not been previously included in discontinued operations. See Note 2 to our accompanying Consolidated Financial Statements, Business Acquisitions and Dispositions, which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

During the year ended December 31, 2007, we disposed of 12 franchises, and had approved, but not completed, the disposition of 20 additional franchises. The results of operations of these dealerships, including gains or losses on disposition, have been included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented. In addition to these dispositions, during the years ended December 31, 2005 and 2006, we disposed of 22 and 12 franchises, respectively.

Annual “same store” results of operations represent the aggregate of the same store results for each of the four quarters in that year. Same store results for each quarter include dealerships that were owned and operated for the entire quarter in both periods and were classified as continuing operations under SFAS No. 144 at December 31, 2007. Unless otherwise noted, our discussion of the Results of Operations from “New Vehicles” to “Gross Profit and Gross Margins” is on a same store basis.

New Vehicles

New vehicle revenues include the sale and lease of new vehicles, as well as the sale of fleet vehicles. New vehicle revenues are highly dependent on manufacturer incentives, which vary from cash-back incentives to low interest rate financing. New vehicle revenues are also dependent on manufacturers to provide adequate vehicle allocations to meet customer demands.

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse mix of branded dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. We believe that this diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. For the year ended December 31, 2007, 84.1% of our total new vehicle revenue was generated by import and luxury dealerships compared to 83.4% for 2006. We expect this trend toward more import and domestic luxury dealerships to continue. We believe demographic and other trends favor import and luxury brands and expect our acquisition activity in the future to concentrate primarily, but not completely, on these brands.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2006	12/31/2007			12/31/2005	12/31/2006
Total New Vehicle Units
Same Store	154,750	149,929	(4,821)	(3.1%)	146,113	149,070	2,957	2.0%
Acquisitions and Other	805	4,675	3,870	480.7%	486	6,485	5,999	1234.4%

Total as Reported	155,555	154,604	(951)	(0.6%)	146,599	155,555	8,956	6.1%

Total New Vehicle Revenues (in thousands)
Same Store	$4,874,962	$4,842,793	$(32,169)	(0.7%)	$4,466,497	$4,637,598	$171,101	3.8%
Acquisitions and Other	23,545	213,687	190,142	807.6%	24,340	260,909	236,569	971.9%

Total as Reported	$4,898,507	$5,056,480	$157,973	3.2%	$4,490,837	$4,898,507	$407,670	9.1%

Total New Vehicle Unit Price
Same Store	$31,502	$32,301	$799	2.5%	$30,569	$31,110	$541	1.8%
Total Dealerships as Reported	$31,491	$32,706	$1,215	3.9%	$30,633	$31,491	$858	2.8%

Same store new vehicle revenue and unit sales were negatively impacted by economic softness in our California and Florida markets, where we have a significant number of luxury and import dealerships. These conditions directly affected the performance of our import stores which underperformed the industry unit volume increase of 3.0%, while our domestic stores outperformed the industry decrease of 7.1%. Our import dealerships experienced a decrease of 2,216 units, or 2.0%, while our domestic dealerships experienced a decrease of 2,605 units, or 5.8%. These overall import and domestic same store new vehicle unit decreases can also be attributed to a decline in new truck and SUV units from 2006 to 2007 of 2,815 units, or 4.2%. Declining truck and SUV sales resulted from increasing gasoline prices, a downturn in the housing market and other economic uncertainties. Our BMW stores realized an increase in unit volume for 2007 of 891 units, or 5.6%. Additionally, our BMW dealerships posted the largest increase in new SUV unit sales when compared to 2006. Our Mercedes dealerships experienced the most significant decline in sales volume among our import stores, decreasing by 360 units, or 4.4%, as compared to 2006. Our GM (excluding Cadillac) dealerships experienced a decline in new retail unit volume, but strong fleet sales led to an overall improvement in total new unit sales volume. Both our Cadillac and Ford stores posted decreases in same store new vehicle unit sales decreasing by 1,115 units, or 11.1% and 1,500 units, or 8.8%, respectively.

The increase in our average price per unit in 2007 can be attributed mainly to a larger percentage of our sales being generated by higher priced luxury vehicles. Many of our import dealerships experienced average price per unit increases, most notably, Toyota and BMW (up 3.6% and 3.2%, respectively). All of our domestic dealerships experienced average price per unit increases. Our Ford dealerships experienced the most significant improvement in sales price per unit of our domestic stores, increasing by $723, or 2.9%, during 2007.

During 2006, our increase in same store new vehicle unit sales was driven entirely by our import dealerships, which experienced an increase of 2,989 units, or 2.9%, while our domestic dealerships experienced a decrease of 32 units, or 0.1%, as compared to 2005. This is compared to an industry increase in unit sales at import dealerships of 4.8%, and a decrease in the industry domestic unit sales of 8.1%. Our top performing import brands for 2006 were Toyota and Mercedes, which posted increases of 3,654 units, or 16.7%, and 435 units, or 8.8%, respectively. These increases can be attributed to the introduction of new models, in addition to new body styling and design on existing models. Additionally, our BMW stores posted a 2.3% revenue increase despite a slight decline in unit volume. Our Honda dealerships experienced the most significant decline in sales volume among our import stores, decreasing by 648 units, or 2.1%, as compared to 2005. Our top performing domestic brand was Ford, which posted an increase of 325 units, or 1.9%. Our GM (excluding Cadillac) dealerships experienced a decline in new retail unit volume of 960 units, or 7.2%, but strong fleet sales with an increase of 709 units, or 15.8%, helped to offset that decline. Additionally, our Cadillac stores posted an improvement in fleet sales of 108 units, or 27.2%, which offset the domestic decline in new unit volume. Many of our import dealerships experienced average price per unit increases, most notably being Mercedes, BMW and Honda (up 5.5%, 3.1% and 2.5%, respectively). On the domestic side, our Ford and Cadillac dealerships experienced the most significant increases in average sales price per unit (up 3.5% and 2.9%, respectively). The increases at these dealerships can be attributed to both the various pricing strategies put in place by Ford and GM during 2005, which lowered 2005 pricing, and a shift from car sales to truck and SUV sales during 2006.

Used Vehicles

Used vehicle revenues are directly affected by the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. In addition, various manufacturers provide franchised dealers the opportunity to “certify” pre-owned vehicles based on criteria established by the manufacturer. This certification process extends the standard manufacturer warranty. On a continuing operations basis, our sales of CPO vehicles increased slightly in 2007 to 34.7% of total used vehicle units from 34.6% in 2006. Our sales of non-CPO used vehicles experienced an increase of 3,454 units or 7.9% during 2007. These increases were partially due to an increased focus on used cars, the continued implementation of a standardized merchandising process that includes the retailing of “value” used vehicles, along with an improved inventory management system at a number of our stores. Additionally, industry pricing improvements affected the value of used vehicles, as the Manheim Used Vehicle Value Index increased 0.4% from December 2006 to December 2007.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2006	12/31/2007			12/31/2005	12/31/2006
Total Used Vehicle Units
Same Store	66,438	70,363	3,925	5.9%	61,233	64,271	3,038	5.0%
Acquisitions and Other	289	1,780	1,491	515.9%	120	2,456	2,336	1946.7%

Total as Reported	66,727	72,143	5,416	8.1%	61,353	66,727	5,374	8.8%

Total Used Vehicle Revenues (in thousands)
Same Store	$1,276,531	$1,401,589	$125,058	9.8%	$1,131,805	$1,221,411	$89,606	7.9%
Acquisitions and Other	5,356	47,948	42,592	795.2%	4,068	60,476	56,408	1386.6%

Total as Reported	$1,281,887	$1,449,537	$167,650	13.1%	$1,135,873	$1,281,887	$146,014	12.9%

Total Used Vehicle Unit Price
Same Store	$19,214	$19,919	$705	3.7%	$18,484	$19,004	$520	2.8%
Total Dealerships as Reported	$19,211	$20,093	$882	4.6%	$18,514	$19,211	$697	3.8%

In 2007, the overall increase in average used price per unit of 3.7% when compared to 2006 can be mainly attributed to a continuing shift in our dealership mix towards more import and luxury dealerships (which tend to retail higher priced used vehicles). Our import dealerships posted an increase in used unit volume of 4,100, or 9.3%. Our BMW and Mercedes stores posted the most significant increases in used unit volume, 24.1% and 14.2%, respectively. Our Cadillac stores posted the only increase in used unit volume among our domestic brands. Our Ford and GM (excluding Cadillac) stores posted small declines in used unit volume of 1.9% and 1.8%, respectively.

During 2006, our import dealerships contributed to the overall improvement in used unit volume by posting an increase of 2,601 units, or 6.6%, when compared to 2005. Of our import stores, BMW, Mercedes and Toyota posted the most significant increases in used unit volume. Our domestic dealerships also posted an improvement in used unit sales volume, increasing by 437 units, or 2.0%. Cadillac was the largest contributor to the domestic increase in unit volume.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2006	12/31/2007			12/31/2005	12/31/2006
Total Wholesale Vehicle Units
Same Store	51,114	44,731	(6,383)	(12.5%)	53,139	49,546	(3,593)	(6.8%)
Acquisitions and Other	2,644	2,814	170	6.4%	2,969	4,212	1,243	41.9%

Total as Reported	53,758	47,545	(6,213)	(11.6%)	56,108	53,758	(2,350)	(4.2%)

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$460,583	$391,876	$(68,707)	(14.9%)	$469,574	$441,119	$(28,455)	(6.1%)
Acquisitions and Other	35,948	36,253	305	0.8%	33,947	55,412	21,465	63.2%

Total as Reported	$496,531	$428,129	$(68,402)	(13.8%)	$503,521	$496,531	$(6,990)	(1.4%)

Total Wholesale Unit Price
Same Store	$9,011	$8,761	$(250)	(2.8%)	$8,837	$8,903	$66	0.7%
Total Dealerships as Reported	$9,236	$9,005	$(231)	(2.5%)	$8,974	$9,236	$262	2.9%

Lower wholesale vehicle revenues realized during 2007 were driven by a decline in wholesale unit sales coupled with a decrease in average wholesale price per unit. The decrease in unit volume can be primarily attributed to our increased focus on retail used vehicles (see “Used Vehicles” above). The wholesale price per unit decrease can also be attributed to the merchandising process. This process allowed us to retail vehicles that historically would have had a positive effect on our wholesale per unit price.

During 2006, the decline in wholesale unit volume can be mainly attributed to the beginning of the implementation of our merchandising and inventory management process related to used vehicles. We believe this improved process allowed us to retail used vehicles we historically would have disposed of through the wholesale market.

Parts, Service and Collision Repair (“Fixed Operations”)

Same store revenue from these items was as follows (amounts in thousands):

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2006	12/31/2007			12/31/2005	12/31/2006
Parts	$594,892	$606,968	$12,076	2.0%	$546,359	$557,099	$10,740	2.0%
Service	454,134	472,851	18,717	4.1%	$397,928	$423,500	25,572	6.4%
Collision repair	60,482	63,202	2,720	4.5%	$57,518	$57,651	133	0.2%

Same Store	$1,109,508	$1,143,021	$33,513	3.0%	$1,001,805	$1,038,250	$36,445	3.6%

Parts and service revenue consists of customer requested repairs (“customer pay”), warranty repairs, retail parts, wholesale parts and collision repairs. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, customer loyalty and manufacturer warranty programs. During 2007, 18.1% of our service and parts revenue was generated by warranty repairs and 46.0% by customer pay repairs compared to 19.4% by warranty repairs and 44.6% by customer pay repairs in 2006.

We believe that over time, vehicle quality will improve, but vehicle complexity will offset any revenue lost from improvement in vehicle quality. We also believe that we have the ability, through our access to capital, to continue to add service capacity and increase revenues. During 2007, we added 46 service stalls, or 1.3%, to our overall stall capacity. In addition, manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, combined with the extended manufacturer warranties on CPO vehicles (see the discussion in “Business—Business Strategy—Certified Pre-Owned Vehicles” above), should facilitate continued growth in our service and parts business.

Parts revenue is driven by the mix of warranty repairs versus customer pay repairs as prices for warranty parts are established by the manufacturer. We believe that long-term trends in retail parts sales will be affected by the same trends as discussed above for service (additional capacity, customer satisfaction, etc.).

As of December 31, 2007, we operated 34 collision repair centers. Collision revenues are heavily impacted by trends in the automotive insurance industry. The 4.5% increase in collision repair revenues during 2007 versus 2006 was driven by an increase in repair order volume. Collision repair revenues remained flat during 2006, as compared to 2005.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2006	12/31/2007			12/31/2005	12/31/2006
Total Parts, Service and Collision Repair (in thousands)
Same Store	$1,109,508	$1,143,021	$33,513	3.0%	$1,001,805	$1,038,250	$36,445	3.6%
Acquisitions and Other	8,858	48,326	39,468	445.6%	6,701	80,116	73,415	1095.6%

Total as Reported	$1,118,366	$1,191,347	$72,981	6.5%	$1,008,506	$1,118,366	$109,860	10.9%

Same store fixed operations revenues increased during 2007 compared to 2006, primarily due to the performance of our import dealerships (up $34.8 million, or 4.3%) outpacing decreases in our domestic dealerships (down $3.2 million, or 1.1%). Excluding the effect of one additional selling day in 2007 versus 2006, our same store fixed operations revenues increased $29.0 million, or 2.6%. Our BMW dealerships experienced significant increases in fixed operations revenues, increasing by $26.4 million, or 12.9%, compared to 2006 as a result of BMW’s vehicle maintenance programs and strong same store new vehicle sales. Customer pay sales at our import dealerships increased $30.1 million, or 8.7%. The customer pay import increases were partially offset by decreases in warranty sales of $7.9 million, or 4.6%. Our Mercedes dealerships experienced significant decreases in warranty sales, $9.0, or 23.3%, related to a change in their warranty program and a large number of recalls in the prior year. Our Cadillac dealerships experienced significant decreases in fixed operations revenues, decreasing by $3.8 million, or 3.0%, compared to 2006. Customer pay sales at our domestic dealerships decreased $1.1 million, or 0.8%, driven by a decrease in our Cadillac stores of $2.0 million, or 3.0%, as compared to 2006.

Same store fixed operations revenues increased during 2006 compared to 2005, primarily due to the performance of our import dealerships (up $55.7 million, or 8.2%) outpacing decreases in our domestic dealerships (down $20.3 million, or 6.5%). Customer pay sales at our import dealerships increased $42.1 million, or 13.8%. Our BMW dealerships experienced significant increases in fixed operations revenues, increasing by $22.3 million, or 12.3%, compared to 2005 as a result of BMW’s vehicle maintenance programs and strong same store new vehicle sales. These import increases were partially offset by decreases of $20.3 million, or 6.5%, at our domestic dealerships. Warranty sales declines of $7.0 million, or 14.0%, were offset by an increase in customer pay of $0.9 million, or 0.6%, at our domestic stores. Our GM and Cadillac dealerships, which decreased $16.9 million, or 13.6%, and $4.9 million, or 3.9%, respectively, as compared to 2005 contributed to lower domestic sales. The declines in our GM dealerships were primarily caused by a decrease in warranty repair services and wholesale parts sales of $23.7 million, or 27.7%. Warranty sales at our Cadillac stores experienced declines of $3.6 million, or 14.2%, as compared to 2005.

Finance, Insurance and Other

Finance, insurance and other revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended service contracts for vehicles and other aftermarket products. In connection with vehicle financing, service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts.

Rate spread is another term for the commission earned by our dealerships for arranging vehicle financing for consumers. The amount of the commission could be zero, a flat fee or an actual spread between the interest rate charged to the consumer and the interest rate provided by the direct financing source (bank, credit union or manufacturers’ captive finance company). We have established caps on the potential rate spread our dealerships can earn with all finance sources. We believe the rate spread we earn for arranging financing represents value to the consumer in numerous ways, including the following:

•	Lower cost, below-market financing is often available only from the manufacturers’ captives and franchised dealers;

•	Lease-financing alternatives are largely available only from manufacturers’ captives or other indirect lenders;

•	Customers with substandard credit frequently do not have direct access to potential sources of sub-prime financing; and

•

Customers with significant “negative equity” in their current vehicle (i.e., the customer’s current vehicle is worth less than the balance of their vehicle loan or lease obligation) frequently are unable to pay off the loan on their current vehicle and finance the purchase or lease of a replacement new or used vehicle without the assistance of a franchised dealer.

Finance, insurance and other revenues are driven by the level of new and used vehicle unit sales, manufacturer financing or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the percentage of vehicle sales on which we are able to originate financing or sell extended service contracts, other aftermarket products or insurance contracts. Our finance penetration rate remained relatively flat at 67.4% in 2007. Our extended service contract penetration rate decreased to 33.0% in 2007 from 34.0% in 2006. We expect our F&I penetration rate to increase over time as we continue to emphasize the use of menu selling techniques.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2006	12/31/2007			12/31/2005	12/31/2006
Total Finance, Insurance and Other Revenue (in thousands)
Same Store	$186,411	$203,327	$16,916	9.1%	$175,175	$179,807	$4,632	2.6%
Acquisitions and Other	3,377	8,113	4,736	140.2%	4,888	9,981	5,093	104.2%

Total as Reported	$189,788	$211,440	$21,652	11.4%	$180,063	$189,788	$9,725	5.4%

Total F&I per Unit (excluding fleet)
Same Store	$907	$995	$88	9.7%	$907	$909	$2	0.2%
Total Dealerships as Reported	$918	$1,004	$86	9.4%	$929	$918	$(11)	(1.2%)

Same store finance, insurance and other revenues increased during 2007 when compared to 2006 despite static retail vehicle unit sales volume. The increase is primarily due to higher F&I penetration rates. Our import dealerships reported an increase of revenues of $14.0 million, or 10.6%, primarily due to revenue increases in our BMW, Toyota, and Mercedes dealerships of $6.2 million, or 28.3%, $2.3 million, or 8.3%, and $1.3 million, or 10.4%, respectively. Our domestic stores also experienced increases in revenues of $2.9 million, or 5.4%. The increase was led by our General Motors stores of $2.0 million, or 7.8%. Included in finance, insurance and other revenue for the year ended December 31, 2006 is a $6.2 million charge related to an increase in our allowance for estimated finance chargebacks. Excluding the effect of this charge, finance, insurance, and other revenue in the year ended December 31, 2007 would have increased 7.9%.

Same store finance, insurance, and other revenues increased slightly in 2006 compared to 2005 due to a 2.4% increase retail unit sales volume. The increase in revenues was primarily attributed to our import stores with an increase of $4.1 million, or 3.4% over 2005. Our Toyota and Mercedes dealerships led the improvement in revenues with increases of $3.0 million, or 12.4%, and $1.0 million, or 14.6%, respectively. Our domestic stores also experienced a slight increase in revenues of $0.5 million, or 0.9%. The increase was led by our General Motors stores of $0.3 million, or 1.3%. The domestic increase was partially offset by our Ford stores, which experienced decreases of $0.1 million, or 0.4%. Excluding the effect of the $6.2 million charge related to an increase in our allowance for estimated finance chargebacks charge for the year ended December 31, 2006, finance, insurance, and other revenue in the year ended December 31, 2006 would have increased 8.8%.

Gross Profit and Gross Margins

Our overall gross profit and gross margin (gross profit as a percentage of revenues) generally vary depending on changes in our revenue mix. Although sales of new vehicles comprise the majority of our total revenues, new vehicles generally carry the lowest margin rate of any product or service we offer. As a result, sales of new vehicles comprise a relatively small portion of total gross profits. Retail sales of used vehicles generally carry a slightly higher gross margin rate than new vehicles. Parts, service and collision repair carry a much higher gross margin rate than vehicle sales. Brand mix also has an impact on the gross margins that we realize. Historically, our import and luxury brands generally provide higher margins than our domestic brands. As we continue to acquire more import and luxury dealerships, we would expect our gross margins to increase. Our same store revenue mix is shown in the following table:

	For the Year Ended		Basis Point Change	For the Year Ended		Basis Point Change
	12/31/2006	12/31/2007		12/31/2005	12/31/2006
Revenues as a Percentage of Total Revenues
New Vehicles	61.6%	60.7%	(90)	61.7%	61.7%	0
Used Vehicles	16.1%	17.6%	150	15.6%	16.2%	60
Wholesale Vehicles	5.8%	4.9%	(90)	6.5%	5.9%	(60)
Fixed Operations	14.1%	14.3%	20	13.8%	13.8%	0
Finance, Insurance and Other	2.4%	2.5%	10	2.4%	2.4%	0

Same Store	100.0%	100.0%		100.0%	100.0%

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2006	12/31/2007			12/31/2005	12/31/2006
Total Gross Profit (in thousands)
Same Store	$1,217,803	$1,238,811	$21,008	1.7%	$1,106,906	$1,154,886	$47,980	4.3%
Acquisitions and Other	10,488	52,774	42,286	403.2%	10,265	73,405	63,140	615.1%

Total as Reported	$1,228,291	$1,291,585	$63,294	5.2%	$1,117,171	$1,228,291	$111,120	9.9%

The overall gross margin rates on our various revenue lines on a same store basis were as follows:

	For the Year Ended		Basis Point Change	For the Year Ended		Basis Point Change
	12/31/2006	12/31/2007		12/31/2005	12/31/2006
New vehicles	7.3%	6.9%	(40)	7.4%	7.4%	0
Used vehicles	9.7%	9.1%	(60)	10.1%	9.8%	(30)
Wholesale vehicles	(1.1%)	(1.2%)	(10)	(0.5%)	(1.1%)	(60)
Parts, service and collision repair	50.1%	50.5%	40	49.0%	50.0%	100
Finance and insurance	100.0%	100.0%	0	100.0%	100.0%	0
Overall gross margin	15.4%	15.5%	10	15.3%	15.4%	10

The 40 basis point decrease in the new vehicle gross margin can be attributed to weakening economic and market conditions. The 60 basis points decrease in used vehicle gross margin in 2007 is also the result of soft market conditions and the result of the continuing shift in our dealership mix towards more luxury and import dealerships (which tend to have lower gross margin rates for used vehicles than domestic brands). Our luxury dealerships posted the largest increase in fixed operations gross margin percentages, increasing by 50 basis points in 2007. This increase is primarily the result of a shift toward a higher proportion of sales resulting from customer pay transactions and away from warranty transactions.

Our same store gross margin percentage was relatively flat in 2006, when compared to 2005. Gross margin improvements experienced in fixed operations were offset by declines in both the used and wholesale vehicle gross margin percentages. Our Toyota dealerships posted the most significant increase in fixed operations gross margin percentage among our import dealerships, improving by 130 basis points. In addition, the majority of our domestic dealerships contributed to the fixed operations increase. Specifically, our GM (excluding Cadillac), Ford and Cadillac dealerships experienced fixed operations margin increases of 460 basis points, 40 basis points and 40 basis points, respectively, when compared to 2005.

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

2007 Compared to 2006

Total SG&A expenses increased $24.8 million, or 2.6%, in 2007 compared to 2006. As a percentage of gross profit, reported SG&A expenses decreased by 190 basis points, from 76.8% in 2006 to 74.9% in 2007. Total SG&A expenses in 2006 include charges totaling $11.4 million and primarily relate to asset impairments, lease exit charges and legal charges. Absent these charges, and others that affected 2006 gross profit in the amount of $6.9 million, SG&A expenses as a percentage of gross profit in 2006 would have been 75.4% for the year ended December 31, 2006. The 50 basis point decrease in the 2007 ratio compared to the adjusted 2006 ratio is primarily attributed to higher gross profit dollars in 2007 and reductions in employee compensation costs slightly offset by higher rent expenses.

In 2007, total reported compensation expense increased by $5.4 million, or 1.0%, when compared to 2006. As a percentage of gross profit, total compensation expense improved by 180 basis points to 42.2% in 2007 from 44.0% in 2006. The favorable decrease as a percentage of gross profit was partially the result of revenue and gross profit mix shifting more toward fixed operations where the percentage of compensation related to gross profit is typically lower than other revenue categories. Absent the 2006 charges discussed above, compensation expense as a percentage of gross profit would have been 43.7% in 2006.

Advertising expense increased $4.4 million, or 6.9%, in 2007, as compared to 2006. As a percentage of gross profit, advertising expense increased by 10 basis points to 5.3% in 2007 from 5.2% in 2006. Advertising costs are unfavorable versus prior year due to lower rebates and credits received and higher internet advertising expenses. Absent the 2006 charges discussed above, advertising expense as a percentage of gross profit would have been 5.1% in 2006.

Rent and rent related expenses increased $8.8 million, or 6.2%, in 2007, compared to 2006. Acquisitions contributed $4.4 million of the overall increase. As a percentage of gross profit, rent and rent related expenses increased by 20 basis points to 11.8% in 2007 from 11.6% in 2006. In 2006, we recorded a charge of $2.0 million related to lease exit expenses. Absent this charge, and others that affected gross profit in the second quarter of 2006 in the amount of $6.9 million, rent and rent related expenses as a percentage of gross profit would have been 11.4% in 2006. Overall 2007 rent and rent related expense increased 40 basis points compared to the adjusted 2006 ratio due to rent increases, acquisitions, facilities improvements and higher maintenance costs.

Other SG&A expenses increased $6.2 million, or 3.1%, in 2007, as compared to 2006, due to increases in service loaner, credit card fees, delivery costs and bad debt expense. Absent the 2006 charges described above, other SG&A expenses as a percentage of gross profit in 2006 would have increased 60 basis points in 2007, from 15.1% in 2006 to 15.7% in 2007.

2006 Compared to 2005

In 2006, total SG&A expenses increased $90.2 million, or 10.6%, compared to 2005. As a percentage of gross profit, reported 2006 SG&A expense increased by 50 basis points, from 76.3% in 2005 to 76.8% in 2006. These increases, both the dollar increase and the increase as a percentage of gross profits, can be attributed to current year acquisitions, charges recorded during 2006 discussed above, and the effect of a $3.0 million favorable legal settlement in 2005. Acquisitions in 2006 contributed $39.0 million to the year over year dollar increase. Absent the 2006 charges discussed above, SG&A expenses as a percentage of gross profit in 2006 would have decreased by 90 basis points from 76.3% in 2005 to 75.4% in 2006.

Total reported compensation expense increased $40.7 million, or 8.1%, in 2006, as compared to 2005 due to acquisitions and higher gross profit levels. However, as a percentage of gross profit, total compensation expense improved by 70 basis points to 44.0% in 2006 from 44.7% in 2005. Absent the 2006 charges discussed above, compensation expense as a percentage of gross profit would have improved 100 basis points to 43.7% in 2006 compared to 44.7% in 2005.

In 2006, advertising expense increased $4.8 million, or 8.1%, improving by 10 basis points as a percentage of gross profit when compared to 2005. Approximately $3.3 million of the increase in 2006 was related to acquisitions and the remaining increase is attributed to our targeted approach to allocate advertising dollars to certain brands in key markets. Absent the 2006 charges discussed above, 2006 advertising expense as a percentage of gross profit would have improved by 20 basis points to 5.1% compared to 5.3% in 2005.

In 2006, rent and rent related expenses increased $22.3 million, or 18.4%, as compared to 2005. As a percentage of gross profit, rent and rent related expenses increased by 80 basis points to 11.6% in 2006 from 10.8% in 2005. Acquisitions contributed $5.9 million to the increase in 2006 compared to 2005. We also experienced rent increases as a result of the completion of facility improvement projects and the resulting sale-leaseback of these facilities, the effect of rising interest rates on our variable rate leases and the establishment of lease exit accruals. Absent the 2006 charges discussed above, rent and rent related expenses as a percentage of gross profit would have increased 60 basis points to 11.4% in 2006 compared to 10.8% in 2005

Other SG&A expenses increased $22.4 million, or 12.9%, in 2006, as compared to 2005. Acquisitions accounted for approximately $9.3 million of the increase. The remaining increase is primarily attributed to higher service loaner expense, data processing, legal expenses and impairment charges.

Depreciation and Amortization

Depreciation expense increased $4.1 million, or 17.5%, in 2007 compared to 2006. This increase was due primarily to an $69.7 million increase in gross property and equipment related to continuing operations, excluding land and construction in progress. The increase in depreciable property was due to dealership acquisitions, facility projects on existing dealerships and the result of our strategy to own more of our dealership properties.

Depreciation expense increased $4.5 million, or 24.0%, in 2006 compared to 2005. This increase was due primarily to a $72.1 million increase in gross property and equipment related to continuing operations, excluding land and construction in progress, as well as an adjustment to depreciation expense of $2.1 million which was recorded in the second quarter of 2006. This adjustment was related to the reclassification of certain assets from other current assets—construction in progress to depreciable property and equipment based on strategic capital decisions which resulted in decisions not to sell these assets.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles increased $6.7 million, or 12.3%, in 2007 compared to 2006. The average new vehicle floor plan interest rate related to new vehicles incurred by continuing dealerships was 6.3% for the year ended December 31, 2007, compared to 5.9% for the year ended December 31, 2006, which increased interest expense by approximately $3.8 million. In addition, during 2007 the average floor plan balance for new vehicles increased by $46.2 million, resulting in an increase in expense of approximately $2.9 million. Approximately $29.1 million of the increase in the average floor plan balance for new vehicles was due to additional dealerships we acquired in 2007. The average floor plan balance for new vehicles also increased due to an increase in the average price of vehicles due to general trends in the industry and our continued focus on luxury vehicles.

Interest expense, floor plan for used vehicles increased $1.3 million, or 27.6%, in 2007 compared to 2006. The increase was due primarily to an increase in the average floor plan balance for used vehicles of $20.6 million.

Interest expense, floor plan for new vehicles increased $19.1 million, or 53.9%, in 2006 compared to 2005. The average floor plan interest rate for new vehicles incurred by continuing dealerships was 5.9% for the year ended December 31, 2006, compared to 4.3% for the year ended December 31, 2005, which increased interest expense by approximately $13.4 million. In addition to this, during 2006 the average floor plan balance for new vehicles increased $96.7 million which resulted in an increase in expense of approximately $5.7 million. Approximately $22.0 million of the increase in the average new vehicle floor plan balance was due to additional dealerships we acquired in 2006.

Interest expense, floor plan for used vehicles increased expense in 2006 compared to 2005 by $4.9 million. The floor plan interest expense associated with used vehicles was the result of borrowings under the 2006 Used Vehicle Floor Plan Sub-Facility (see Note 6 in the accompanying Consolidated Financial Statements). The average balance of the Used Vehicle Floor Plan Sub-Facility was $101.0 million in 2006 and bore an interest rate of between 5.7% and 6.5%.

Our floor plan expenses related to new vehicles are partially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. For franchises classified as continuing operations, our floor plan interest expense exceeded the amounts we recognized in our Consolidated Income Statements from floor plan assistance by approximately $1.8 million, $22.6 million and $30.9 million in 2005, 2006 and 2007, respectively. As we continue to adjust our portfolio of brands to more luxury and import franchises, we expect the difference between floor plan interest expense incurred and floor plan assistance received to widen as import and luxury manufacturers provide a smaller level of floor plan assistance than domestic manufacturers.

Interest Expense, Other, Net

During 2007, we entered into interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps will be recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The benefit realized (the difference between interest paid and interest received) was $0.5 million in 2007 and is included in interest expense, other, net in the accompanying Consolidated Statements of Income.

In order to reduce our exposure to market risks from fluctuations in interest rates, we had an interest rate swap agreement to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate which matured on June 6, 2006 and had a notional principal of $100.0 million. Under the terms of the swap agreement, we received interest payments on the notional amount at a rate equal to the one month LIBOR rate, and made interest payments at a fixed rate of 4.50%. The incremental expense incurred (the difference between interest paid and interest received) was $1.2 million and $0.1 million in 2005 and 2006, respectively, and is included in interest expense, other, net in the accompanying Consolidated Statements of Income.

In 2003, we entered into five separate interest rate swaps totaling $150.0 million (collectively, the “Old Variable Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Old Variable Swaps’ agreements, we received 8.625% on the respective notional amounts and paid interest payments on the respective notional amounts at a rate equal to the six month LIBOR in arrears (as determined on February 15 and August 15 of each year) plus a spread ranging from 3.50% to 3.84% with a weighted average spread of 3.64%. In the second quarter of 2005, we canceled all of the Old Variable Swaps. The Old Variable Swaps had a collective mark-to-market of $0.4 million at cancellation. In connection with this cancellation, we entered into five separate new interest rate swaps with identical terms to the Old Variable Swaps except that we pay a variable rate equal to the fixed six month LIBOR rate which will be fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% (with a weighted average spread of 3.83%) (collectively, the “New Variable Swaps”). The benefit realized (the difference between interest paid and interest received) as a result of the Old and New Variable Swaps was $1.5 million in 2005, and an expense of $0.4 million and $1.3 million in 2006 and 2007 respectively. The incremental expenses/benefits of the Old and New Variable swaps are included in interest expense, other, net in the accompanying Consolidated Statements of Income.

Changes in other interest expense are summarized in the schedule below:

	2006	2007
	Increase/(Decrease) in Interest Expense (in millions)	Increase/(Decrease) in Interest Expense (in millions)
Interest rates—
• Changes in the average interest rate on the revolving facilities (5.94% in 2005, 6.81% in 2006 and 7.28% in 2007)	$2.2	$(0.4)
• Rate spread benefit due to repayment of revolving credit facilities with proceeds from 4.25% Convertible Notes issuance	(1.4)	—

Debt balances—
• Increase/(Decrease) in debt balances	(3.6)	(2.8)

Other factors—
• Decrease/(increase) in capitalized interest	(1.3)	1.2
• Incremental interest savings related to variable to fixed rate swaps	(1.3)	(0.4)
• Incremental interest expense related to the Old and New Variable Swaps	1.9	0.9
• Interest allocation to discontinued operations	0.8	0.5
• Increase in other expense, net	0.3	0.3

	$(2.4)	$0.1

Other Income/Expense, Net

Other income/expense decreased approximately $0.7 million in 2007 compared to 2006 and increased approximately $0.6 million in 2006 compared to 2005 due mostly to fees incurred in 2006 related to the termination of the 2001 Revolving Credit Facility, as amended.

Provision for Income Taxes

The effective tax rate from continuing operations was 39.3% in 2007, 40.4% in 2006 and 37.1% in 2005 Changes in the effective tax rate between years were primarily the result of the distribution of taxable income between states. We expect the effective tax rate in future periods to fall within a range of 39% to 41%.

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our 2006 Credit Facility and offerings of debt and equity securities to meet these requirements.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash based on their ability to generate cash. Uncertainties in the economic environment may therefore affect our overall liquidity.

A significant portion of our cash flow is used to fund dealership acquisitions. Following is a summary of acquisition activity in recent years:

Year of Acquisition	Subsequent Year Revenues		Cash Portion of Purchase Price (net of cash acquired)
	(in millions)
2004	589.4		268.7
2005	448.9		138.8
2006	231.0		110.4
2007	475.0	(a)	212.5

(a)	Revenues are estimated

We believe it prudent over time to maintain our long-term-debt to total capital ratio, net of cash and cash equivalents (the “Debt to Capital Ratio”) at between 35% and 40%. At December 31, 2007, our Debt to Capital Ratio was 42.4%. The increase of our Debt to Capital Ratio in the current year from 39.4% in the prior year is primarily due to borrowings related to current year acquisitions, stock repurchases and the strategic decision to own mortgaged dealership properties rather than enter into long-term operating leases. Without the effect of the new mortgages entered into in 2007 (discussed below), our Debt to Capital Ratio at December 31, 2007 would have been 40.7%. Depending on the timing of dealership acquisitions, our Debt to Capital ratio may fall outside our targeted range.

Our long-term debt structure consists of the 2006 Credit Facility due in 2010 and various senior subordinated notes due or redeemable in 2009, 2010, 2013 and 2015, notes payable to a finance company and mortgage notes. These are discussed in more detail below. We believe the combination of cash flows from operations, floor plan facilities, the availability under our 2006 Credit Facility (approximately $205.2 million was available under the 2006 Revolving Credit Sub-Facility at December 31, 2007) and our ability to raise funds in the public capital markets are sufficient to fund both our working capital needs and the targeted acquisition level discussed above.

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

At December 31, 2007, our 2006 Revolving Credit Sub-Facility had a borrowing limit of $350.0 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $385.2 million at December 31, 2007). The amount available to be borrowed under our 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At December 31, 2007, we had $74.8 million in letters of credit outstanding and $205.2 million of borrowing availability.

The amounts outstanding under the 2006 Revolving Credit Sub-Facility bear interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid is from 1.75% above LIBOR to 2.75% above LIBOR. The weighted average rate of the 2006 Revolving Credit Sub-Facility during the year ended December 31, 2006 and 2007 was 6.81% and 5.95%, respectively. In addition, there is a quarterly commitment fee payable by us on the unused portion of the 2006 Revolving Credit Sub-Facility according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid for the quarterly commitment fee is 0.20% to 0.45% on the unused portion of the 2006 Revolving Credit Sub-Facility.

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

Under the terms of collateral documents entered into with the lenders under the 2006 Credit Facility, outstanding balances under the 2006 Credit Facility are secured by a pledge of substantially all of our assets and the assets of substantially all of our domestic subsidiaries, which domestic subsidiaries also guarantee our obligations under the 2006 Credit Facility, and the pledge of certain additional collateral by one of our affiliates. The collateral for the 2006 Credit Facility also includes the pledge of the stock or equity interests of our dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

We agreed under the 2006 Credit Facility not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2006 Credit Facility contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Specifically, the 2006 Credit Facility permits cash dividends on our Class A and Class B common stock so long as no event of default or unmatured default (as defined in the 2006 Credit Facility) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, we remain in compliance with other terms and conditions of the 2006 Credit Facility.

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

2001 Revolving Credit Facility, as Amended

Prior to entering into the 2006 Credit Facility, we utilized the 2001 Revolving Credit Facility, as amended. This facility was with Ford Credit, DaimlerChrysler Financial, Toyota Financial, Bank of America, JP Morgan Chase Bank and Merrill Lynch and had a borrowing limit of $550.0 million, subject to a borrowing base calculated on the basis of receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates. The amounts outstanding under the 2001 Revolving Credit Facility bore interest at 2.55 percentage points above LIBOR. The 2001 Revolving Credit Facility included an annual commitment fee equal to 0.25% of the unused portion of the 2001 Revolving Credit Facility.

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

Convertible Senior Subordinated Notes

In May 2002, we issued $149.5 million in aggregate principal amount of 5.25% convertible senior subordinated notes (“2002 Convertibles”) with net proceeds, before expenses, of approximately $145.1 million. The 2002 Convertibles are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at our option after May 7, 2005. The redemption premiums for the twelve-month periods beginning May 7 of the years 2005, 2006, 2007 and 2008 are 103.00%, 102.25%, 101.50% and 100.75%, respectively. Our obligations under the 2002 Convertibles are not guaranteed by any of our subsidiaries. The 2002 Convertibles are convertible into shares of Class A common stock, at the option of the holder, based on certain conditions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of this financing. None of the conversion features on the 2002 Convertibles were triggered in 2007 and none of the 2002 Convertibles were redeemed in 2007.

In November and December 2005, we issued $160.0 million in aggregate principal amount of convertible senior subordinated notes (“2005 Convertibles”) with net proceeds, before expenses, of approximately $156.2 million. The 2005 Convertibles bear interest at an annual rate of 4.25% until November 30, 2010 and 4.75% thereafter. The net proceeds were used to repay a portion of the amounts outstanding under our 2001 Revolving

Credit Facility, as amended, and to pay the net cost of convertible note hedge and warrant transactions. The 2005 Convertibles are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on November 30, 2015 and are redeemable on or after October 31, 2010. Our obligations under the 2005 Convertibles are not guaranteed by any of our subsidiaries. Holders of the 2005 Convertibles may convert them into cash and shares of our Class A common stock based on certain conditions. Upon conversion of the 2005 Convertibles, we will be required to deliver cash equal to the lesser of the aggregate principal amount of the 2005 Convertibles being converted or our total conversion obligation. If our total conversion obligation exceeds the aggregate principal amount of the 2005 Convertibles being converted, we will deliver shares of our Class A common stock to the extent of the excess amount, if any. We used $18.5 million of the net proceeds from the sale of the 2005 Convertibles to pay the net cost of convertible note hedge and warrant transactions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of this financing and the convertible note hedge and warrant transactions. None of the conversion features on the 2005 Convertibles were triggered in 2007.

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

Mortgage Notes

During 2007, we obtained mortgage financing totaling $46.7 million in aggregate, on four of our dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between July 2017 and November 2027. The weighted average interest rate was 6.81% at December 31, 2007. Proceeds received were used to repay borrowings under our 2006 Revolving Credit Sub-Facility.

Floor Plan Facilities

We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities. These floor plan facilities bear interest at variable rates based on LIBOR and prime. The weighted average interest rate for our floor plan facilities was 6.0% for 2006 and 6.4% for 2007. Our floor plan interest expense is partially offset by amounts received from manufacturers, in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. In 2007, we recognized approximately $40.4 million in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.

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

Covenants and Default Provisions

Noncompliance with covenants, including a failure to make any payment when due, under our 2006 Credit Facility, floor plan facilities, 8.625% Notes, 2002 Convertibles and 2005 Convertibles (collectively, our “Material Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2006 Credit Facility. A default under our 2006 Credit Facility would constitute a default under our floor plan facilities and could entitle these lenders to accelerate our repayment obligations under the one or more of the floor plan facilities. A default under our 2006 Credit Facility and one or more floor plan facilities would not result in a default under our 8.625% Notes, 2002 Convertibles or 2005 Convertibles unless our repayment obligations under the 2006 Credit Facility and/or one or more of the floor plan facilities were accelerated. An acceleration of our repayment obligation under any of our Material Debt Agreements could result in an acceleration of our repayment obligations under our other Material Debt Agreements. We expect to be in compliance with the covenants for all of our long-term debt agreements for the foreseeable future. We were in compliance with all of the restrictive and financial covenants on all of our floor plan and long-term debt facilities required to be submitted as of and for the period ended December 31, 2007. The 2006 Credit Facility includes the following financial covenants:

Covenant	Required
Consolidated liquidity ratio	≥	1.15
Consolidated fixed charge coverage ratio	≥	1.20
Consolidated total senior secured debt to EBITDA ratio	≤	2.25

Acquisitions and Dispositions

During 2007, we acquired ten franchises for a combined purchase price of $212.5 million in cash, net of cash acquired. The cash utilized for these acquisitions was financed by cash generated from our existing operations and by borrowings under our 2006 Credit Facility. During 2007, we disposed of twelve franchises. These disposals generated cash of $62.9 million, which includes $34.0 million related to the sale of the remaining assets of Cornerstone Acceptance Corporation.

Sale-Leaseback and Mortgage Transactions

In an effort to generate additional cash flow, historically we sought to minimize the ownership of real property. As a result, facilities either constructed by us or obtained in acquisitions were sold to third parties in sale-leaseback transactions. The resulting leases generally have initial terms of 10-20 years and include a series of five-year renewal options. We have no continuing obligations under these arrangements other than lease payments. In 2007, we sold $27.1 million in dealership property and equipment in sale-leaseback transactions. There were no material gains or losses on these sales. In 2007, we began to adjust our strategy on ownership of dealership properties and began to mortgage properties we own rather than generate capital by entering into sale-leaseback transactions. We expect this trend to continue in the future, thereby reducing the frequency of future sale-leaseback transactions.

Capital Expenditures

Our capital expenditures include the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in 2007 were approximately $78.3 million. As of December 31, 2007, commitments for facilities construction projects totaled approximately $22.2 million.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. At the beginning of 2007, our remaining repurchase authorization was approximately $12.2 million. During 2007, we received an additional $70.0 million stock repurchase authorization from our Board of Directors. During 2007, we repurchased 1,916,200 shares for approximately $48.9 million. As of December 31, 2007, we had $33.3 million remaining under our Board authorization.

Dividends

Our Board of Directors approved four quarterly cash dividends totaling $0.48 per share during 2007. Effective February 26, 2008, our Board of Directors approved a dividend of $0.12 per share for shareholders of record on March 15, 2008 that will be paid on April 15, 2008. We intend to pay dividends in the future based on available cash flows, covenant compliance and other factors. See Note 6 to our Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

Cash Flows from Operating Activities—Net cash provided by operating activities was $34.1 million and $84.1 million for the years ended December 31, 2007 and 2005, respectively. Net cash used in operating activities was $61.9 million for the year ended December 31, 2006. Since the majority of our inventories are financed through floor plan notes payable and a significant portion of our receivables represent contracts in transit which are typically funded within ten days of the sale of the vehicle, we are not required to make significant investments in working capital that would negatively impact our operating cash flows.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and commercial banks. Generally, our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as an operating cash flow). Our dealerships that obtain floor plan financing from commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as a financing cash flow).

Due to the presentation differences for changes in trade floor plan and non-trade floor plan, in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity for the years ended December 31, 2007, 2006 and 2005 the adjusted net cash provided by operating activities would be $156.3 million, $249.5 million and $116.1 million, respectively.

During the third quarter of 2006, we generated cash of approximately $26.8 million from the sale of a portion of Cornerstone’s notes receivable to a third party. This inflow of cash is included in cash flows from operating activities, change in receivables, in the accompanying consolidated statements of cash flows for the year ended December 31, 2006. This transaction resulted in no material gains or losses. The proceeds from the sale were used to pay down our 2006 Credit Facility. Cornerstone’s outstanding notes receivable at December 31, 2006 were $28.5 million, net of an allowance for credit losses of $4.9 million. During the third quarter of 2007, we sold the remaining assets of Cornerstone and the proceeds are included in cash flows from investing activities.

Cash flows from Investing Activities—Cash used in investing activities during 2007, 2006 and 2005 was $195.6 million, $118.0 million, and $131.9 million, respectively. The majority of the investing activities cash outflow is related to dealership acquisitions and capital expenditures on construction in progress projects partially offset by proceeds received from dealership dispositions and the sales of property and equipment. Purchases of businesses, net of cash acquired, was $212.5 million, $110.4 million and $138.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts include repayments of seller’s floor plan notes payable of $43.3 million, $37.1 million and $51.5 million, respectively.

Cash Flows from Financing Activities—Net cash provided by financing activities was $165.4 million, $185.0 million and $45.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash flow provided by financing activities is comprised mostly of the increases of floor plan notes payable—non-trade, borrowings on our revolving credit facilities and proceeds from long-term debt partially offset by repayments on our revolving credit facilities. During the years ended December 31, 2007 and 2005, proceeds from long-term debt amounted to $46.7 million and $156.2 million, respectively. The 2007 proceeds from long-term debt were obtained from mortgage financing on four dealership properties. Proceeds received were used to repay borrowings under our 2006 Revolving Credit Sub-Facility. The 2005 proceeds from long-term debt were generated by the issuance of our 2005 Convertibles, the net proceeds of which were used to repay a portion of the amounts outstanding under our Revolving Facility and to pay the net cost of convertible note hedge and warrant transactions.

Cash Flows from Discontinued Operations—Our Consolidated Statement of Cash Flows includes both continuing and discontinued operations. Net cash used in operating activities associated with discontinued operations for the year ended December 31, 2007 was approximately $83.1 million and was substantially comprised of changes in assets and liabilities that relate to dealership operations. In our Consolidated Statement of Cash Flows, cash flows from investing activities includes the line item “Proceeds from sale of franchises” which is entirely related to discontinued operations. With the exception of “Proceeds from sale of franchises” in the amount of $62.9 million and “Net payments on notes payable—floor plan—non-trade” in the amount of $14.5 million, 2007 cash flows from investing and financing activities contain an immaterial amount of cash flows from discontinued operations. Since discontinued operations typically contain unprofitable franchises, the absence of these cash flows would generally increase consolidated cash flows from operations.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. Also, when we sell dealership franchises, we attempt to assign any related leases to the buyer of the franchise to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. At December 31, 2007, our future gross minimum lease payments related to properties subleased to buyers of sold franchises totaled approximately $53.9 million. Future sublease payments expected to be received related to these lease payments were $46.9 million at December 31, 2007. See Note 11 to our Consolidated Financial Statements for a discussion regarding lease accruals, guarantees and indemnifications. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of these guarantees and indemnifications.

Future Liquidity Outlook

Our future contractual obligations are as follows:

	(Amounts in thousands)
	2008	2009	2010	2011	2012	Thereafter	Total
Floor Plan Facilities (1)	$1,174,262	$—	$—	$—	$—	$—	$1,174,262
Long-Term Debt (2)	4,197	133,667	232,149	4,808	5,038	322,138	701,997
Estimated Interest Payments on
Floor Plan Facilities (3)	11,960	—	—	—	—	—	11,960
Estimated Interest Payments on
Long-Term Debt (4)	50,786	42,638	39,366	6,335	5,951	22,934	168,010
Operating Leases	115,516	105,121	100,203	96,248	92,085	542,805	1,051,978
Construction Contracts	22,221	—	—	—	—	—	22,221
Other Purchase Obligations	11,474	10,475	3,515	—	—	—	25,464
Acquisition Purchase
Commitments (5)	18,600	—	—	—	—	—	18,600
FIN 48 Liability (6)	500	—	—	—	—	24,062	24,562

Total	$1,409,516	$291,901	$375,233	$107,391	$103,074	$911,939	$3,199,054

(1)	Floor plan facilities includes amounts classified as liabilities associated with assets held for sale.
(2)	Amounts under the 8.625% Notes and the 2002 Convertibles are redeemable at our option (see preceding discussion regarding long-term debt and credit facilities) but have been classified in this schedule according to contractual maturity. The 2005 Convertibles are redeemable at both our option and the option of the holders of the 2005 Convertibles in November 2010 and have, therefore, been classified for maturity in 2010.
(3)	Floor plan facilities balances (including amounts classified as liabilities associated with assets held for sale) are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2007 floor plan facilities balance, the weighted average interest rate for the fourth quarter of 2007 of 6.18% and the assumption that floor plan facilities balances at December 31, 2007 would be relieved within sixty days in connection with the sale of the associated vehicle inventory.
(4)	Estimated interest payments calculated assuming contractual maturities, no principal payments on the 2006 Revolving Credit Sub-Facility before the contractual maturity and the interest rate in effect at December 31, 2007 (6.6%) for the 2006 Revolving Credit Sub-Facility. Estimated interest payments include net interest expense from our interest rate swaps. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Interest Expense, Other, Net, and Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk, for discussion regarding our interest rate swaps.
(5)	Amount represents estimated purchase price of tangible and intangible assets net of floor plan facilities balances of planned acquisitions.
(6)	Amount represents recorded liability, including interest and penalties, related to FIN 48. See Notes 1 and 7 to the accompanying Consolidated Financial Statements.

We believe our best source of liquidity for future growth remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2006 Credit Facility and our ability to raise funds in the public capital markets. Though uncertainties in the economic environment may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the next twelve months and the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly traded debt securities, as market conditions warrant.

Seasonality

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less operating profits than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in, and may adversely affect our profitability and new vehicle demand. Parts and service demand remains more stable throughout the year.

Off-Balance Sheet Arrangements

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. We expect the aggregate amount of the obligations we guarantee to increase as we dispose of additional franchises. See Note 11 to our Consolidated Financial Statements for a discussion regarding these guarantees and indemnifications. Past performance under these guarantees and indemnifications and their estimated fair value has been immaterial to our liquidity and capital resources. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnifications, including environmental exposures and the financial performance of lease assignees and sub lessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources.

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

Interest Rate Risk

Our variable rate floor plan facilities, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $829.4 million at December 31, 2007 and approximately $1,331.3 million at December 31, 2006. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $10.7 million in 2007 and approximately $14.5 million in 2006. Of the total change in interest expense, approximately $8.4 million in 2007 and approximately $10.9 million in 2006 would have resulted from the floor plan facilities. During the last half of 2007, we entered into interest rate swap agreements (see table below) which lessen the effect of changes in interest rates on our results of operations. As these swaps were only in place for a portion of the year, only a portion of the annual effect of these swaps was considered in the calculation of the $8.4 million amount above.

In addition to our variable rate debt, approximately 18% of our dealership facilities have monthly lease payments that fluctuate based on LIBOR interest rates. A change in interest rates of 100 basis points would have had an estimated impact on rent expense of approximately $2.3 million in 2007.

In order to reduce our exposure to market risks from fluctuations in interest rates, we had an interest rate swap agreement to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The swap matured June 6, 2006 and had a notional principal of $100.0 million. Under the terms of the swap, we received interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and made interest payments at a fixed rate of 4.50%.

We have five separate interest rate swaps with notional principal amounts totaling $150.0 million (collectively, the “New Variable Swaps”) to effectively convert a portion of our fixed rate debt under the 8.625% Notes to a LIBOR-based variable rate debt. Under the New Variable Swaps, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the six month LIBOR which is fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% with a weighted average spread of 3.83%. The New Variable Swaps expire on August 15, 2013.

During 2007, we entered into interest rate swap agreements (collectively, the “Fixed Swaps”) to effectively convert a portion of its LIBOR based variable rate debt to a fixed rate. Under the terms of the Fixed Swaps interest rates reset monthly. We will receive and pay interest based on the following:

Notional	Pay Rate	Receive Rate	Maturing Date
(in millions)
$200.0	4.935%	one month LIBOR	May 1, 2012
$100.0	5.002%	one month LIBOR	June 1, 2012
$100.0	5.265%	one month LIBOR	June 1, 2012
$100.0	5.319%	one month LIBOR	July 1, 2010
$4.2	7.100%	one month LIBOR	July 10, 2017
$25.0	5.160%	one month LIBOR	September 1, 2012
$15.0	4.965%	one month LIBOR	September 1, 2012
$25.0	4.885%	one month LIBOR	October 1, 2012
$13.2	4.655%	one month LIBOR	December 10, 2017

Future maturities of variable and fixed rate debt, and related interest rate swaps are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Liabilities	(Amounts in thousands, except for interest rates)
Long-term Debt:
Fixed Rate	3,316	132,731	161,273	3,932	4,162	309,036	614,450	618,114
Average Stated Interest Rate	9.26%	5.33%	4.34%	9.32%	9.34%	8.54%	6.75%
Variable Rate	881	936	70,876	876	876	13,102	87,547	87,547
Average Stated Interest Rate	6.75%	6.74%	6.60%	6.65%	6.65%	6.65%	6.61%

Interest Rate Derivatives
Interest Rate Swaps:
Fixed to Variable	—	—	—	—	—	150,000	150,000	724
Average pay rate						3.83% + 6 month LIBOR	3.83% + 6 month LIBOR
Receive rate						8.625%	8.625%
Variable to Fixed	821	876	100,876	876	465,876	13,084	582,409	(23,870)
Average pay rate	5.30%	5.26%	5.32%	5.26%	5.03%	5.24%	5.09%
Receive rate	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR

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

Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

During 2007, Sonic acquired five automotive dealerships which were not included in our assessment of the effectiveness of our internal control over financial reporting. As a result, management’s conclusion regarding the effectiveness of our internal control over financial reporting does not extend to these dealerships. These dealerships represented approximately 3.1% of Sonic’s 2007 revenues from continuing operations. See Note 2 to our accompanying Consolidated Financial Statements for additional information on these 2007 acquisitions.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been attested to by Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sonic Automotive, Inc.

Charlotte, North Carolina

We have audited the internal control over financial reporting of Sonic Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Jaguar Houston, Land Rover Houston, Calabasas Mercedes, Assael BMW and Long Beach BMW (the “2007 Acquisitions”), which were acquired on January 22, 2007, January 22, 2007, June 14, 2007, June 18, 2007 and July 30, 2007, respectively, and whose financial statements constitute 0.2 percent and 6.5 percent of net and total assets, respectively, 3.1 percent of revenues, and 5.5 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at the 2007 Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, the application of the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and the adoption of Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment.

/S/    DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 29, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is furnished by incorporation by reference to the information under the captions entitled “Election of Directors”, “Election of Directors—Board Meetings and Committees of the Board—Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Corporate Governance and Other Information—Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on April 24 2008 (the “Proxy Statement”). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the captions entitled “Executive Compensation” and “Director Compensation for 2007” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is furnished by incorporation by reference to the information under the caption “General—Ownership of Voting Stock” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(a) (1) Financial Statements: Consolidated Balance Sheets as of December 31, 2006 and 2007. Consolidated Statements of Income for the Years Ended December 31, 2005, 2006 and 2007. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2006 and 2007. Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007.

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

EXHIBIT NO.	DESCRIPTION
3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006)).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)

4.3*	Form of 5.25% Convertible Senior Subordinated Note due 2009 (incorporated by reference to Exhibit 4.2 to Sonic’s Amended Current Report on Form 8-K/A filed on May 6, 2002 (the “May 2002 Form 8-K/A”)).

4.4*	Supplemental Indenture by and among Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the May 2002 Form 8-K/A).

4.5*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).

4.6*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

4.7*	Form of 4.25% Convertible Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the November 2005 Form 8-K).

4.8*	Subordinated Indenture, dated as of May 7, 2002, among Sonic, the guarantors named there in and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed November 21, 2005).

EXHIBIT NO.	DESCRIPTION
4.9*	Second Supplemental Indenture dated as of November 23, 2005, between Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the November 2005 Form 8-K).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 13, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142435))(1)

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report).(1)

10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)

10.5*	FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999 (incorporated by reference to Exhibit 4.1 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-95791)).(1)

10.6*	Employment Agreement dated November 4, 2004 between Sonic and Jeffrey C. Rachor (incorporated by reference to Exhibit 10.24 to the 2004 Annual Report).(1)

10.7*	Employment Agreement dated December 27, 2004 between Sonic and Mark J. Iuppenlatz (incorporated by reference to Exhibit 10.26 to the 2004 Annual Report).(1)

10.8*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of April 19, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142436))(1)

10.9*	Purchased call option confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the November 2005 Form 8-K).

10.10*	Purchased call option confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the November 2005 Form 8-K).

10.11*	Warrant confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the November 2005 Form 8-K).

10.12*	Warrant confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the November 2005 Form 8-K).

10.13*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)

10.14*	Credit Agreement, dated as of February 17, 2006 (the “Credit Agreement”), among Sonic; the subsidiaries of Sonic named therein; Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and Lender, Toyota Motor Credit Corporation, as Documentation Agent and Lender; and BMW Financial Services NA, LLC, Carolina First Bank, Comerica Bank, Fifth Third Bank, General Electric Capital Corporation, KeyBank National Association, Nissan Motor Acceptance Corporation, Sovereign Bank, SunTrust Bank, Wachovia Bank, National Association and World Omni Financial Corp., each as a Lender and, collectively, the “Lenders” (incorporated by reference to Exhibit 10.2 to the March 2006 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
10.15*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Bank of America, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.32 to the March 2006 Form 10-Q).

10.16*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the March 2006 Form 10-Q).

10.17*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Toyota Motor Credit Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the March 2006 Form 10-Q).

10.18*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.6 to the March 2006 Form 10-Q).

10.19*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Carolina First Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the March 2006 Form 10-Q).

10.20*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Comerica Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.8 to the March 2006 Form 10-Q).

10.21*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Fifth Third Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.9 to the March 2006 Form 10-Q).

10.22*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of General Electric Capital Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.10 to the March 2006 Form 10-Q).

10.23*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of KeyBank National Association pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.11 to the March 2006 Form 10-Q).

10.24*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Nissan Motor Acceptance Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.12 to the March 2006 Form 10-Q).

10.25*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Sovereign Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the March 2006 Form 10-Q).

10.26*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of SunTrust Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.14 to the March 2006 Form 10-Q).

10.27*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.15 to the March 2006 Form 10-Q).

10.28*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of World Omni Financial Corp. pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.16 to the March 2006 Form 10-Q).

10.29*	Security Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.17 to the March 2006 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
10.30*	Company Guaranty Agreement, dated as of February 17, 2006, by Sonic, as Guarantor, to Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.18 to the March 2006 Form 10-Q).

10.31*	Subsidiary Guaranty Agreement, dated as of February 17, 2006, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.19 to the March 2006 Form 10-Q).

10.32*	Securities Pledge Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.20 to the March 2006 Form 10-Q).

10.33*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement.(1)

10.34*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement.(1)

10.35*	Amended and Restated Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of April 19, 2007 (incorporated by reference to Exhibit 10.3 to the June 30, 2007 Form 10-Q).(1)

21.1	Subsidiaries of Sonic.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY /s/ DAVID P. COSPER
Mr. David P. Cosper
Chief Financial Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	February 29, 2008

/S/ B. SCOTT SMITH B. Scott Smith	President, Chief Strategic Officer and Director	February 29, 2008

/S/ DAVID P. COSPER David P. Cosper	Vice Chairman and Chief Financial Officer (principal financial officer and principal accounting officer)	February 29, 2008

/S/ JEFFREY C. RACHOR Jeffrey C. Rachor	Director	February 29, 2008

/S/ WILLIAM R. BROOKS William R. Brooks	Director	February 29, 2008

/S/ WILLIAM P. BENTON William P. Benton	Director	February 29, 2008

/S/ WILLIAM I. BELK William I. Belk	Director	February 29, 2008

/S/ H. ROBERT HELLER H. Robert Heller	Director	February 29, 2008

/S/ ROBERT L. REWEY Robert L. Rewey	Director	February 29, 2008

/S/ VICTOR H. DOOLAN Victor H. Doolan	Director	February 29, 2008

/S/ DAVID C. VORHOFF David C. Vorhoff	Director	February 29, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006)).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)

4.3*	Form of 5.25% Convertible Senior Subordinated Note due 2009 (incorporated by reference to Exhibit 4.2 to Sonic’s Amended Current Report on Form 8-K/A filed on May 6, 2002 (the “May 2002 Form 8-K/A”)).

4.4*	Supplemental Indenture by and among Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the May 2002 Form 8-K/A).

4.5*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).

4.6*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

4.7*	Form of 4.25% Convertible Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the November 2005 Form 8-K).

4.8*	Subordinated Indenture, dated as of May 7, 2002, among Sonic, the guarantors named there in and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed November 21, 2005).

4.9*	Second Supplemental Indenture dated as of November 23, 2005, between Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the November 2005 Form 8-K).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 13, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142435)) (1)

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report).(1)

EXHIBIT NO.	DESCRIPTION
10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)

10.5*	FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999 (incorporated by reference to Exhibit 4.1 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-95791)).(1)

10.6*	Employment Agreement dated November 4, 2004 between Sonic and Jeffrey C. Rachor (incorporated by reference to Exhibit 10.24 to the 2004 Annual Report).(1)

10.7*	Employment Agreement dated December 27, 2004 between Sonic and Mark J. Iuppenlatz (incorporated by reference to Exhibit 10.26 to the 2004 Annual Report).(1)

10.8*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of April 19, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142436))(1)

10.9*	Purchased call option confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the November 2005 Form 8-K).

10.10*	Purchased call option confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the November 2005 Form 8-K).

10.11*	Warrant confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the November 2005 Form 8-K).

10.12*	Warrant confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the November 2005 Form 8-K).

10.13*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)

10.14*	Credit Agreement, dated as of February 17, 2006 (the “Credit Agreement”), among Sonic; the subsidiaries of Sonic named therein; Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and Lender, Toyota Motor Credit Corporation, as Documentation Agent and Lender; and BMW Financial Services NA, LLC, Carolina First Bank, Comerica Bank, Fifth Third Bank, General Electric Capital Corporation, KeyBank National Association, Nissan Motor Acceptance Corporation, Sovereign Bank, SunTrust Bank, Wachovia Bank, National Association and World Omni Financial Corp., each as a Lender and, collectively, the “Lenders” (incorporated by reference to Exhibit 10.2 to the March 2006 Form 10-Q).

10.15*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Bank of America, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.32 to the March 2006 Form 10-Q).

10.16*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the March 2006 Form 10-Q).

10.17*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Toyota Motor Credit Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the March 2006 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
10.18*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.6 to the March 2006 Form 10-Q).

10.19*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Carolina First Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the March 2006 Form 10-Q).

10.20*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Comerica Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.8 to the March 2006 Form 10-Q).

10.21*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Fifth Third Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.9 to the March 2006 Form 10-Q).

10.22*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of General Electric Capital Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.10 to the March 2006 Form 10-Q).

10.23*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of KeyBank National Association pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.11 to the March 2006 Form 10-Q).

10.24*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Nissan Motor Acceptance Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.12 to the March 2006 Form 10-Q).

10.25*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Sovereign Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the March 2006 Form 10-Q).

10.26*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of SunTrust Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.14 to the March 2006 Form 10-Q).

10.27*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.15 to the March 2006 Form 10-Q).

10.28*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of World Omni Financial Corp. pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.16 to the March 2006 Form 10-Q).

10.29*	Security Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.17 to the March 2006 Form 10-Q).

10.30*	Company Guaranty Agreement, dated as of February 17, 2006, by Sonic, as Guarantor, to Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.18 to the March 2006 Form 10-Q).

10.31*	Subsidiary Guaranty Agreement, dated as of February 17, 2006, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.19 to the March 2006 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
10.32*	Securities Pledge Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.20 to the March 2006 Form 10-Q).

10.33*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement.(1)

10.34*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement.(1)

10.35*	Amended and Restated Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of April 19, 2007 (incorporated by reference to Exhibit 10.3 to the June 30, 2007 Form 10-Q). (1)

21.1	Subsidiaries of Sonic.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sonic Automotive, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonic Automotive, Inc. and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7 to the consolidated financial statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). As allowed in the year of adoption, the Company recorded a charge of $8.6 million to 2007 beginning retained earnings resulting from its initial application of the provisions of FIN 48. Also, as discussed in Note 1 to the consolidated financial statements, the Company applied the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements in 2006. In accordance with the transition provisions of SAB No. 108, the Company recorded a $4.6 million cumulative decrease, net of tax, to retained earnings as of January 1, 2006. As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for compensation expense for share-based awards to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 29, 2008

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2007

(Dollars in thousands)

	December 31,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$12,696	$16,514
Receivables, net	385,849	347,309
Inventories	991,984	1,093,017
Assets held for sale	160,571	87,342
Construction in progress and land expected to be sold	26,198	6,421
Other current assets	35,834	29,458

Total current assets	1,613,132	1,580,061
Property and Equipment, net	220,551	286,591
Goodwill	1,155,428	1,276,074
Other Intangible Assets, net	94,136	111,342
Other Assets	41,517	28,676

Total Assets	$3,124,764	$3,282,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable—floor plan—trade	$377,943	$298,376
Notes payable—floor plan—non-trade	686,515	827,294
Trade accounts payable	68,016	66,026
Accrued interest	19,336	19,202
Other accrued liabilities	180,884	162,430
Liabilities associated with assets held for sale—trade	54,229	25,057
Liabilities associated with assets held for sale—non-trade	42,063	23,535
Current maturities of long-term debt	2,707	4,197

Total current liabilities	1,431,693	1,426,117
Long-Term Debt	598,627	697,800
Other Long-Term Liabilities	39,570	83,829
Deferred Income Taxes	151,034	144,170
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 41,890,540 shares issued and 30,691,576 shares outstanding at December 31, 2006; 42,413,646 shares issued and 29,298,482 shares outstanding at December 31, 2007	416	424
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2006 and December 31, 2007	121	121
Paid-in capital	464,011	488,983
Retained earnings	598,293	664,280
Accumulated other comprehensive income	—	(15,114)
Treasury stock, at cost (11,198,964 Class A shares held at December 31, 2006 and 13,115,164 Class A shares held at December 31, 2007)	(159,001)	(207,866)

Total stockholders’ equity	903,840	930,828

Total Liabilities and Stockholders’ Equity	$3,124,764	$3,282,744

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2006 and 2007

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007
Revenues:
New vehicles	$4,490,837	$4,898,507	$5,056,480
Used vehicles	1,135,873	1,281,887	1,449,537
Wholesale vehicles	503,521	496,531	428,129

Total vehicles	6,130,231	6,676,925	6,934,146
Parts, service and collision repair	1,008,506	1,118,366	1,191,347
Finance, insurance and other	180,063	189,788	211,440

Total revenues	7,318,800	7,985,079	8,336,933
Cost of Sales:
New vehicles	4,162,577	4,540,454	4,705,691
Used vehicles	1,022,257	1,158,851	1,319,098
Wholesale vehicles	503,198	499,314	430,970

Total vehicles	5,688,032	6,198,619	6,455,759
Parts, service and collision repair	513,597	558,169	589,589

Total cost of sales	6,201,629	6,756,788	7,045,348
Gross profit	1,117,171	1,228,291	1,291,585
Selling, general and administrative expenses	852,740	942,890	967,706
Depreciation and amortization	18,742	23,248	27,306

Operating income	245,689	262,153	296,573
Other income / (expense):
Interest expense, floor plan	(35,543)	(59,580)	(67,638)
Interest expense, other, net	(42,017)	(39,662)	(39,795)
Other income / (expense), net	46	(589)	73

Total other expense	(77,514)	(99,831)	(107,360)

Income from continuing operations before taxes	168,175	162,322	189,213
Provision for income taxes	62,462	65,490	74,377

Income from continuing operations	105,713	96,832	114,836
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(17,433)	(23,054)	(26,585)
Income tax benefit	3,581	7,339	7,251

Loss from discontinued operations	(13,852)	(15,715)	(19,334)

Net income	$91,861	$81,117	$95,502

Basic earnings (loss) per share:
Earnings per share from continuing operations	$2.53	$2.29	$2.70
Loss per share from discontinued operations	(0.33)	(0.37)	(0.45)

Earnings per share	$2.20	$1.92	$2.25

Weighted average common shares outstanding	41,817	42,336	42,479

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$2.42	$2.18	$2.54
Loss per share from discontinued operations	(0.30)	(0.33)	(0.41)

Earnings per share	$2.12	$1.85	$2.13

Weighted average common shares outstanding	45,533	46,265	46,941

Dividends declared per common share	$0.48	$0.48	$0.48

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2006 and 2007

(Dollars and shares in thousands)

	Class A Common Stock		Class B Common Stock		Deferred Compensation Related to Restricted Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2004	39,980	$397	12,029	$121	$(3,408)	$441,503	$470,663	$(138,361)	$(1,228)	$769,687	$89,262
Shares awarded under stock compensation plans	631	7	—	—	(651)	9,873	—	—	—	9,229	—
Stock-based compensation—stock options	—	—	—	—	—	114	—	—	—	114	—
Purchases of treasury stock	—	—	—	—	—	—	—	(5,584)	—	(5,584)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	1,504	—	—	—	1,504	—
Income tax benefit associated with convertible note hedge	—	—	—	—	—	175	—	—	—	175	—
Fair value of interest rate swap agreements, net of tax expense of $798	—	—	—	—	—	—	—	—	1,248	1,248	1,248
Restricted stock amortization	—	—	—	—	1,485		—	—	—	1,485	—
Restricted stock forfeiture	(50)	(1)	—	—	745	(1,055)	—	—	—	(311)	—
Purchase of convertible note hedge and warrants, net	—	—	—	—	—	(18,460)	—	—	—	(18,460)	—
Net income	—	—	—	—	—	—	91,861	—	—	91,861	91,861
Dividends ($0.48 per share)	—	—	—	—	—	—	(20,150)	—	—	(20,150)	—

BALANCE AT DECEMBER 31, 2005	40,561	$403	12,029	$121	$(1,829)	$433,654	$542,374	$(143,945)	$20	$830,798	$93,109

Adoption of SAB 108	—	—	—	—	—	—	(4,607)	—	—	(4,607)	—
Adoption of SFAS No. 123-R	—	—	—	—	1,829	(1,829)	—	—	—	—	—
Shares awarded under stock compensation plans	1,329	13	—	—	—	19,226	—	—	—	19,239	—
Purchases of treasury stock	—	—	—	—	—	—	—	(15,056)	—	(15,056)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	4,396	—	—	—	4,396	—
Income tax benefit associated with convertible note hedge	—	—	—	—	—	1,762	—	—	—	1,762	—
Fair value of interest rate swap agreements, net of tax benefit of $13	—	—	—	—	—	—	—	—	(20)	(20)	(20)
Stock-based compensation expense						4,511				4,511
Restricted stock amortization	—	—	—	—		2,291	—	—	—	2,291	—
Net income	—	—	—	—	—	—	81,117	—	—	81,117	81,117
Dividends ($0.48 per share)	—	—	—	—	—	—	(20,591)	—	—	(20,591)	—

BALANCE AT DECEMBER 31, 2006	41,890	$416	12,029	$121	$—	$464,011	$598,293	$(159,001)	$—	$903,840	$81,097

Adoption of FIN 48	—	—	—	—	—		(8,582)	—	—	(8,582)	—
Shares awarded under stock compensation plans	524	8	—	—	—	13,436	—	—	—	13,444	—
Purchases of treasury stock	—	—	—	—	—	—	—	(48,865)	—	(48,865)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	3,147	—	—	—	3,147	—
Income tax benefit associated with convertible note hedge	—	—	—	—	—	1,914	—	—	—	1,914	—
Fair value of interest rate swap agreements, net of tax benefit of $9,071	—	—	—	—	—	—	—	—	(14,800)	(14,800)	(14,800)
Unrealized loss on available-for-sale securities, net of tax benefit of $193	—	—	—	—	—	—	—	—	(314)	(314)	(314)
Stock-based compensation expense						5,589				5,589
Restricted stock amortization	—	—	—	—		886		—	—	886	—
Net income	—	—	—	—	—	—	95,502	—	—	95,502	95,502
Dividends ($0.48 per share)	—	—	—	—	—	—	(20,933)	—	—	(20,933)	—

BALANCE AT DECEMBER 31, 2007	42,414	$424	12,029	$121	$—	$488,983	$664,280	$(207,866)	$(15,114)	$930,828	$80,388

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,861	$81,117	$95,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	21,982	23,903	27,438
Provision for bad debt expense	13,078	9,210	3,169
Other amortization	309	715	1,156
Debt issuance cost amortization	401	1,054	1,147
Debt discount amortization, net of premium amortization	77	691	807
Stock—based compensation expense	114	4,511	5,589
Amortization of restricted stock	1,485	2,291	3,313
Restricted stock forfeiture	(311)	—	(2,427)
Deferred income taxes	30,731	10,572	24,028
Equity interest in earnings of investees	(819)	(915)	(645)
Impairment of franchise agreements	—	2,525	3,100
Impairment of property and equipment	1,950	10,988	2,932
(Gain)/Loss on disposal of franchises and property and equipment	6	(3,582)	1,145
Loss on exit of leased dealerships	649	9,598	2,275
Changes in assets and liabilities that relate to operations:
Receivables	(49,770)	1,472	18,753
Inventories	36,123	(20,049)	(17,003)
Other assets	(17,589)	15,079	(18,093)
Notes payable—floor plan—trade	(40,535)	(192,803)	(108,739)
Trade accounts payable and other liabilities	(5,661)	(18,241)	(9,396)

Total adjustments	(7,780)	(142,981)	(61,451)

Net cash provided by/(used in) operating activities	84,081	(61,864)	34,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(138,760)	(110,371)	(212,472)
Purchases of property and equipment	(81,638)	(99,848)	(78,295)
Proceeds from sales of property and equipment	26,435	40,698	31,369
Proceeds from sale of franchises	61,572	50,961	62,882
Distributions from equity investees	500	600	900

Net cash used in investing activities	(131,891)	(117,960)	(195,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable floor plan—non-trade	32,060	311,344	122,251
Borrowings on revolving credit facilities	671,776	849,758	1,057,915
Repayments on revolving credit facilities	(778,663)	(961,418)	(1,008,001)
Proceeds from long-term debt	156,159	—	46,667
Debt issuance costs	(640)	(2,776)	—
Purchase of convertible note hedge and warrants, net	(18,460)	—	—
Payments on long-term debt	(2,094)	(1,889)	(2,158)
Purchases of treasury stock	(5,584)	(15,056)	(48,865)
Income tax benefit associated with stock compensation plans	1,504	4,396	3,147
Income tax benefit associated with convertible hedge	175	1,762	1,914
Issuance of shares under stock compensation plans	9,229	19,239	13,444
Dividends paid	(20,077)	(20,406)	(20,931)

Net cash provided by financing activities	45,385	184,954	165,383

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(2,425)	5,130	3,818
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,991	7,566	12,696

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,566	$12,696	$16,514

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in accrual for purchases of property and equipment	$514	$(598)	$(568)
Adoption of SAB 108	$—	$(4,607)	$—
Adoption of FIN 48	$—	$—	$(8,582)
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Restricted stock issuance	$651	$4,118	$9,678
Change in fair value of cash flow hedging instruments (net of tax expense/(benefit) of $798, $(13) and $(9,071) in 2005, 2006 and 2007, respectively)	$1,248	$(20)	$(14,800)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amount capitalized	$91,853	$114,538	$113,834
Income taxes	$30,434	$46,329	$46,683

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue), operating 169 dealership franchises and 34 collision repair centers throughout the United States as of December 31, 2007. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 2007, Sonic sold a total of 33 foreign and domestic brands of new vehicles.

Principles of Consolidation—All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying Consolidated Financial Statements except for one fifty-percent owned dealership that is accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. All material intercompany balances and transactions have been eliminated in the accompanying Consolidated Financial Statements.

Reclassifications—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, individual franchises sold, terminated or classified as held for sale are required to be reported as discontinued operations. During 2007, Sonic completed the disposal of 12 automobile franchises, and had approved, but not yet completed, the disposition of 20 additional franchises. In accordance with the provisions of SFAS No. 144, the results of operations of these franchises for the years ended December 31, 2005, 2006 and 2007 are reported as discontinued operations for all periods presented. Many of the provisions of SFAS No. 144 involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods Sonic determines that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income are reclassified in order to reflect the current classification.

Recent Accounting Pronouncements—In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. In years prior to 2006, Sonic used the “rollover” method as described in SAB 108 in evaluating the effect of misstatements in its financial statements. Based on utilizing the “rollover” method in prior years, Sonic had determined that certain balance sheet misstatements were not material to its overall financial statement presentation. These misstatements relate to the recorded amount of accruals pertaining to bonuses, professional services and vacation obligations. The misstatements resulted from Sonic’s policy of expensing bonuses and vacation obligations. A portion of the misstatements resulted from Sonic’s policy of expensing bonuses in the period the items were paid rather than in the period they became payable and thus understated accrued liabilities and overstated retained earnings. This accounted for approximately $0.7 million of the after-tax charge to beginning retained earnings as described below. In addition, prior to 2004, Sonic had accrued for the vested vacation earned by its associates in the prior period but did not accrue for the vacation earned in the current period which had not yet vested. The result was an understatement of accrued liabilities and an overstatement of retained earnings. This accounted for $3.9 million of the after-tax charge to retained earnings described below. Each of the misstatements originated in years prior to 2004. Sonic evaluated the effect of these misstatements under both the “rollover method” and the “iron curtain” method in 2006 as prescribed by SAB 108. As a result of this evaluation, Sonic determined that although these misstatements continued to be

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

immaterial under the “rollover” method, the misstatements were material to the financial statements when measured under the “iron curtain” method. As allowed in the initial year of adoption, Sonic has corrected the misstatements in 2006 with a charge to 2006 beginning retained earnings of approximately $4.6 million, net of associated taxes of $2.8 million, with offsets increasing other accrued liabilities by $7.4 million.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 prescribes financial statement recognition and measurement criteria for a tax position taken or expected to be taken in a tax return. See Note 7, Income Taxes, for discussion.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS No. 141(R) provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. Sonic is currently reviewing the provisions of SFAS 141(R) and SFAS 160 and have not yet determined the impact of these statements on its consolidated operating results, financial position and cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sonic also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts, the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale. As of December 31, 2006 and 2007, the amounts recorded as allowances for commission chargeback reserves were $15.1 million and $13.0 million, respectively. The majority of these amounts recorded as allowances for commission chargeback reserves were classified in the accompanying Consolidated Financial Statements as other accrued liabilities and the remaining amount was classified as other long-term liabilities.

Floor Plan Assistance—Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts included in cost of sales were $33.7 million, $37.0 million and $36.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. There was an additional $7.2 million, $5.2 million and $3.7 million in floor plan assistance related to discontinued operations for the years ended December 31, 2005, 2006 and 2007, respectively.

Contracts in Transit—Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying Consolidated Balance Sheets and totaled $171.2 million at December 31, 2006 and $166.1 million at December 31, 2007.

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

Leasehold and land improvements	10-30 years
Buildings.	10-30 years
Parts and service equipment.	7-10 years
Office equipment and fixtures.	3-10 years
Company vehicles	3-5 years

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

Impairment expense related to property and equipment of $0.9 million was recorded in selling, general and administrative expenses during the year ended December 31, 2007. This impairment expense was related to the abandonment of construction projects and the abandonment and disposal of dealership equipment. Additional property and equipment impairment charges of $2.0 million were recorded during 2007 in discontinued operations. This impairment expense was recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises and recorded balances.

In 2006, property and equipment impairment charges totaling $3.6 million was recorded in selling, general and administrative expenses. This impairment expense was related to decisions to abandon several construction projects and current market information which indicated that the fair value of land parcels held for sale was less than the recorded value. Additional property and equipment impairment charges of $7.4 million were recorded during 2006 in discontinued operations. This impairment expense was recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises and recorded balances.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the current year, Sonic had utilized an interest rate swap agreement to effectively convert a portion of the LIBOR-based variable rate debt to a fixed rate. The swap agreement matured June 6, 2006 and had a notional principal of $100.0 million. Under the terms of the swap agreement, Sonic received interest payments on the notional amount at a rate equal to the one month LIBOR rate, adjusted monthly, and made interest payments at a fixed rate of 4.50%. Incremental interest expense incurred (the difference between interest received and interest paid) as a result of the swap was $1.2 million in 2005 and a benefit of $0.1 million in 2006, and has been included in interest expense, other, net in the accompanying Consolidated Statements of Income. The swap had been designated and qualified as a cash flow hedge and, as a result, changes in the fair value of the swap have been recorded in other comprehensive (loss)/income, net of related income taxes, in the accompanying Consolidated Statements of Stockholders’ Equity.

In 2003, Sonic entered into five separate interest rate swaps totaling $150.0 million (collectively the “Old Variable Swaps”) to effectively convert a portion of the Company’s fixed rate debt to a LIBOR-based variable rate debt. Under the Old Variable Swaps’ agreements, Sonic received 8.625% on the notional amounts, paid interest payments on the notional amounts at a rate equal to the six month LIBOR in arrears (as determined on February 15 and August 15 of each year) plus a spread ranging from 3.50% to 3.84% with a weighted average spread of 3.64%, through the expiration of August 15, 2013 and were designated and qualified as fair value hedges. In the second quarter of 2005, Sonic canceled all of the Old Variable Swaps. The Old Variable Swaps had a collective mark-to-market of a $0.4 million loss at cancellation. In connection with this cancellation, Sonic entered into five separate new interest rate swaps with identical terms to the Old Variable Swaps except that Sonic pays a variable rate equal to the fixed six month LIBOR rate which will be fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% (with a weighted average spread of 3.83%) (collectively, the “New Variable Swaps”). The New Variable Swaps have been designated and qualify as fair value hedges and, as a result, the fair value of the New Variable Swaps of $3.7 million has been recorded against the associated fixed rate long-term debt with an equal offsetting amount of $3.7 million recorded as a derivative liability within other long-term liabilities. The benefit realized (the difference between interest paid and interest

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received) as a result of the Old and New Swaps was $1.5 million in 2005 and an expense of $0.4 million in 2006 and $1.3 million in 2007, and has been included in interest expense, other, net in the accompanying Consolidated Statements of Income.

During 2007, Sonic entered into interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

Notional	Pay Rate	Receive Rate	Maturing Date
(in millions)
$200.0	4.935%	one month LIBOR	May 1, 2012
$100.0	5.002%	one month LIBOR	June 1, 2012
$100.0	5.265%	one month LIBOR	June 1, 2012
$100.0	5.319%	one month LIBOR	July 1, 2010
$ 4.2	7.100%	one month LIBOR	July 10, 2017
$ 25.0	5.160%	one month LIBOR	September 1, 2012
$ 15.0	4.965%	one month LIBOR	September 1, 2012
$ 25.0	4.885%	one month LIBOR	October 1, 2012
$ 13.2	4.655%	one month LIBOR	December 10, 2017

The Fixed Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the Fixed Swaps have been recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The amount reclassified out of other comprehensive income into results of operations during the year ended December 31, 2007, was $0.3 million.

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

The cost of the Purchased Options was partially offset by the sale of warrants to acquire shares of Sonic’s Class A common stock from Sonic with a term of five years (collectively, the “Warrants”) to the same counterparties with whom Sonic entered into the Purchased Options. The Warrants are exercisable for a total of approximately 7.0 million shares of Sonic’s Class A common stock at an exercise price of $33.00 per share subject to adjustment (at the sole discretion of the counterparties which shall be made in good faith and based on a commercially reasonable manner) for quarterly dividends in excess of $0.12 per quarter, liquidation, bankruptcy, delivery of shares that are not registered with the SEC, or a change in control of Sonic and other conditions. The settlement method for the warrants is net share settlement or cash at the option of Sonic. If Sonic chooses to deliver shares that are not registered with the SEC, the number of shares to be delivered will be determined by counterparties to the warrants in a commercially reasonable manner. Subject to these adjustments,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the maximum amount of shares of Sonic’s Class A common stock that could be required to be issued under the warrants is 24.0 million shares. The proceeds from the sale of the Warrants were $9.1 million, which was also recorded in stockholders’ equity on the accompanying audited consolidated financial statements in accordance with EITF No. 00-19 and EITF No. 01-6. In accordance with EITF No. 00-19, the cost of the Purchased Options and Warrants will not be marked-to-market.

The Purchased Options and the Warrants are subject to early expiration upon the occurrence of certain events that may or may not be within Sonic’s control. Should there be an early termination of the Purchased Options and Warrants prior to the conversion of the 2005 Convertibles from an event outside of Sonic’s control, the amount of shares potentially due to and due from Sonic under the Purchased Options and Warrants will be based soley on Sonic’s Class A common stock price, and the amount of time remaining on the Purchased Options and the Warrants as set forth and agreed to upon the inception of the Purchased Options and Warrants and will be settled in shares of Sonic’s Class A Common Stock. The net effect of the Purchased Options and the Warrants was designed to increase the conversion price per share of Sonic’s Class A common stock from $24.14 to $33.00 (a 66.75% premium to the closing price of Sonic’s Class A common stock on the date that the 2005 Convertibles were priced to investors) and, therefore, mitigate the potential dilution of Sonic’s Class A Common Stock upon conversion of the 2005 Convertibles, if any.

No shares of Sonic’s Class A common stock were issued or received under the Purchased Options or Warrants in 2006 or 2007. Changes in the price of Sonic’s Class A common stock will impact the share settlement of the 2005 Convertibles, the Purchased Options and the Warrants as follows (shares in thousands):

Stock Price at Settlement	Shares Issued Under the 2005 Convertibles	Shares Repurchased Under the Purchased Options	Shares Issued Under the Warrants	Net Shares Issued
$24.00	—	—	—	—
$25.00	227.0	(227.0)	—	—
$26.00	473.1	(473.1)	—	—
$27.00	701.0	(701.0)	—	—
$28.00	912.7	(912.7)	—	—
$29.00	1,109.7	(1,109.7)	—	—
$30.00	1,293.6	(1,293.6)	—	—
$31.00	1,465.7	(1,465.7)	—	—
$32.00	1,627.0	(1,627.0)	—	—
$33.00	1,778.5	(1,778.5)	—	—
$34.00	1,921.1	(1,921.1)	204.7	204.7
$35.00	2,055.5	(2,055.5)	397.7	397.7
$36.00	2,182.5	(2,182.5)	579.9	579.9
$37.00	2,302.6	(2,302.6)	752.3	752.3
$38.00	2,416.4	(2,416.4)	915.6	915.6
$39.00	2,524.4	(2,524.4)	1,070.5	1,070.5
$40.00	2,627.0	(2,627.0)	1,217.7	1,217.7

Goodwill—Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, Sonic has one reporting unit. Goodwill on the balance sheet totaled $1,284.9 million at December 31, 2007, which includes approximately $8.8 million classified in assets held for sale.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In evaluating goodwill for impairment, if the fair value of the reporting unit is less than its carrying value, Sonic is then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise agreements acquired prior to July 1, 2001 in “Other Intangible Assets” below. Sonic would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill with the difference representing the amount of impairment.

Sonic uses several assumptions and various fair value approaches in evaluating our goodwill for impairment. These assumptions and approaches include an earnings multiple approach using historical cash flows along with a discounted cash flow model utilizing estimated future earnings and Sonic’s weighted average cost of capital.

At December 31, 2007, Sonic was not required to conduct the second step of the impairment test described above, and Sonic recognized no impairment of the carrying value of its goodwill on the balance sheet at December 31, 2007.

However, if in future periods Sonic determines that the fair value of its reporting unit is less than its carrying value, Sonic believes that application of the second step of the impairment test would result in a substantial impairment charge to goodwill and the amount of such impairment charge would likely be materially adverse to Sonic’s consolidated operating results and financial position.

Other Intangible Assets—The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise agreements with manufacturers. Sonic classifies franchise agreements as indefinite lived intangible assets as it has been Sonic’s experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, Sonic believes that its franchise agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise agreements acquired after July 1, 2001 have been included in other intangible assets on the accompanying Consolidated Balance Sheets. Prior to July 1, 2001, franchise agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying Consolidated Balance Sheets. See Note 5 regarding impairment charges on franchise agreements. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. Sonic tests other intangible assets for impairment annually or more frequently if events or circumstances indicate possible impairment.

Insurance Reserves—Sonic has various self-insured and high deductible casualty and medical insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. At December 31, 2006 and 2007, Sonic had $22.6 million and $21.3 million, respectively, reserved for such programs.

Lease Exit Accruals—The majority of Sonic’s dealership properties are leased under long-term operating lease arrangements. When situations arise when the leased properties are no longer utilized in operations, Sonic records accruals for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

situations could include the relocation of an existing facility or the sale of a franchise whereby the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to Sonic’s obligation under the lease. The lease exit accruals represent See Note 11 for further discussion.

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

Sonic evaluates its tax positions using the recognition threshold and measurement attribute in accordance with FIN 48. From time to time, Sonic engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Sonic determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, Sonic presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Sonic adjusts its estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. See Note 7 for discussion related to the adoption of FIN 48.

Sonic has $9.8 million in deferred tax assets related to state net operating loss carryforwards that will expire between 2014 and 2026. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. Sonic has recorded a valuation allowance of $1.3 million in 2007 based on its judgment that certain state carryforwards will not be utilized. Sonic has not recorded a valuation allowance related to its remaining carryforwards because management believes it is more likely than not that taxable income for these states will be sufficient to realize the benefits of the associated deferred tax assets. However, the results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of management’s judgment could result in a charge that will be material to the Company’s consolidated operating results, financial position and cash flows.

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

During 2006, Sonic sold notes receivable held by its wholly owned finance subsidiary, Cornerstone Acceptance Corporation (“Cornerstone”), to a third party for approximately $26.8 million. During the third

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of 2007, we disposed of substantially all of the remaining assets of Cornerstone for $34.0 million. No material gain or loss was recorded related to either of these sales. As of December 31, 2006, Sonic had outstanding notes receivable held by Cornerstone, of $28.5 million, net of an allowance for credit losses of $4.9 million. These notes receivable are recorded in receivables, net, and other assets on the accompanying Consolidated Balance Sheets.

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

Financial Instruments and Market Risks—As of December 31, 2006 and 2007 the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions and long-term debt, excluding Sonic’s 8.625% senior subordinated notes, 5.25% convertible senior subordinated notes, 2005 Convertibles and certain notes payable to a finance company, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2006		December 31, 2007
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(dollars in thousands)
8.625% Senior Subordinated Notes (1)	$285,656	$272,530	$270,875	$272,798
5.25% Convertible Senior Subordinated Notes (1)	$126,197	$128,611	$126,116	$129,221
4.25% Convertible Senior Subordinated Notes (1)	$209,883	$156,798	$166,059	$157,558
Mortgage Notes	$—	$—	$46,415	$46,415
Notes Payable to a Finance Company (2)	$27,433	$27,904	$25,681	$25,490

(1)	As determined by market quotations.
(2)	As determined by discounted cash flows.

Sonic has variable rate notes payable—floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate swaps was approximately $1,181.3 million at December 31, 2006 and $1,261.8 million at December 31, 2007.

Advertising—Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to $58.8 million, $63.6 million and $68.0 million for the years ended December 31, 2005, 2006 and 2007, respectively, and has been classified as selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. In general, these cooperative programs require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under these cooperative agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were $12.5 million, $16.7 million and $15.6 million in 2005, 2006 and 2007, respectively.

Segment Information—Sonic sells similar products and services, uses similar processes in selling products and services, and sells its products and services to similar classes of customers. As a result of this and the way Sonic manages its business, Sonic has determined it has a single segment for purposes of reporting financial condition and results of operations.

2.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions

Sonic’s growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. Where practicable, Sonic also seeks to acquire stable franchises that Sonic believes have above average sales prospects.

During 2007, Sonic acquired or were awarded ten franchises located in Houston, Texas, Panama City, Florida, the Los Angeles, California, market and Montgomery, Alabama, for an aggregate purchase price of approximately $212.5 million in cash, net of cash acquired, funded by cash from operations and borrowings under the revolving credit facilities. The accompanying Consolidated Balance Sheet as of December 31, 2007 includes preliminary allocations of the purchase price of these 2007 acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these acquisitions and purchase price adjustments made related to prior year acquisitions, Sonic has recorded the following:

•	$77.3 million of net assets relating to dealership operations;

•	$7.9 million of intangible assets representing rights acquired under franchise agreements;

•	$119.2 million of goodwill, all of which is expected to be tax deductible; and

•	$8.1 million of intangible assets representing a favorable lease with a life of twenty years.

One of the acquisitions completed in 2007 provides for additional cash consideration of up to $3.0 million to be paid if the dealership acquired achieves a prescribed level of earnings over a continuous twelve month period within the five years following the acquisition. As of December 31, 2007, the acquired dealership had not achieved the level of earnings which would result in additional consideration to be paid.

During 2006, Sonic acquired eight franchises for approximately $110.4 million in cash, net of cash acquired. During 2005, Sonic acquired five franchises for approximately $138.8 million in cash, net of cash acquired.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if all of the 2007 acquisitions had occurred at the beginning of 2006, after giving effect to certain adjustments, including interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floorplan interest expense resulting from renegotiated floorplan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurred had the 2007 acquisitions actually been completed at the beginning of the periods presented. The pro forma results are also not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2006	2007
	(dollars in thousands, except per share amounts)
Total revenues	$8,516,845	$8,548,131
Gross profit	1,293,487	1,318,855
Income from continuing operations before taxes	158,640	186,675
Net income	78,920	93,962
Diluted earnings per share	1.80	2.10

Dispositions

During 2007, Sonic disposed of 12 franchises. These disposals, along with cash received related to the disposal of Cornerstone, generated cash of $62.9 million and resulted in a net loss of $0.6 million which is included in discontinued operations in the accompanying Consolidated Statements of Income. During 2005 and 2006, Sonic completed 22 and 12 franchise dispositions, respectively. These disposals generated cash of $61.6 million and $51.0 million, respectively. The 2005 and 2006 dispositions resulted in gains of $0.4 million and $3.7 million, respectively.

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

In addition to the dispositions described above, as of December 31, 2007, Sonic had approved, but not completed, the disposition of 20 additional franchises. These franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. The operating results of these franchises are included in discontinued operations in the accompanying Consolidated Statements of Income. Assets to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in the accompanying Consolidated Balance Sheets, consist of the following:

	December 31, 2006	December 31, 2007
	(dollars in thousands)
Inventories	$106,581	$54,028
Property and equipment, net	32,665	22,137
Goodwill	12,325	8,777
Franchise assets	9,000	2,400

Assets held for sale	$160,571	$87,342

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities to be disposed in connection with these dispositions are comprised entirely of notes payable—floor plan and are classified as liabilities associated with assets held for sale on the accompanying Consolidated Balance Sheets. Results associated with franchises classified as discontinued operations were as follows:

	Year Ended December 31,
	2005	2006	2007
	(dollars in thousands)
Revenues	$1,062,625	$721,334	$512,163
Franchise agreement impairments	—	2,525	3,100
Lease exit charges	649	7,577	2,174
Property impairment charges	1,395	7,356	2,932
(Gain)/Loss on disposal of franchises	(353)	(3,541)	640
Pre-tax losses	17,433	23,054	26,585

Sonic allocates corporate-level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the years ended December 31, 2005, 2006 and 2007 was $3.4 million, $3.3 million and $2.7 million, respectively.

3.	INVENTORIES AND RELATED NOTES PAYABLE—FLOOR PLAN

Inventories consist of the following:

	December 31,
	2006	2007
	(dollars in thousands)
New vehicles	$827,630	$836,252
Used vehicles	145,028	168,851
Parts and accessories	57,266	61,153
Other	68,641	80,789

	$1,098,565	$1,147,045
Less inventories classified as assets held for sale	(106,581)	(54,028)

Inventories	$991,984	$1,093,017

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities. In conjunction with entering into a new credit agreement in 2006 as discussed in Note 6, Sonic terminated certain of its floor plan facilities and entered into new arrangements with a syndicate of financial institutions and manufacturer captive finance companies. As part of the new credit agreement, Sonic may also finance certain used vehicle inventory which in the past was financed through its revolving credit facility.

The new and used floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities was 5.89% and 6.30% for the year ended December 31, 2006 and 2007, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers, in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2005, 2006 and 2007, Sonic recognized approximately $40.9 million, $42.2 million and $40.4 million, respectively, in manufacturer assistance. As a result of manufacturer assistance recognized, the effective borrowing rate under Sonic’s new floor plan facilities was approximately 1.96% and 3.41% for the years ended December 31, 2006 and 2007, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The average interest rate for Sonic’s used vehicle floor plan facility was 5.74% and 5.90% for the years ended December 31, 2006 and 2007, respectively.

The new and used floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The new and used floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all restrictive covenants as of December 31, 2007.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2006	2007
	(dollars in thousands)
Land	$25,016	$30,644
Building and improvements	143,345	218,383
Office equipment and fixtures	65,621	66,906
Parts and service equipment	44,778	53,091
Company vehicles	9,519	10,187
Construction in progress	70,594	34,265

Total, at cost	358,873	413,476
Less accumulated depreciation	(79,459)	(98,327)

Subtotal	279,414	315,149
Less assets held for sale	(32,665)	(22,137)
Less construction in progress and land expected to be sold	(26,198)	(6,421)

Property and equipment, net	$220,551	$286,591

Interest capitalized in conjunction with construction projects was approximately $2.3 million, $3.7 million and $2.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. As of December 31, 2007, commitments for facility construction projects totaled approximately $22.2 million.

Construction in progress and land expected to be sold represent dealership facilities and land that are expected to be completed and sold within one year. Sonic sold $14.5 million, $26.6 million and $27.1 million in 2005, 2006 and 2007, respectively, in dealership equipment and properties in sale-leaseback transactions which resulted in no material gains and losses. Sonic has no continuing involvement or obligations under these arrangements other than lease payments.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of franchise agreements and goodwill for the years ended December 31, 2006 and 2007 were as follows (dollars in thousands):

	Franchise Agreements	Goodwill
Balance, December 31, 2005	$84,700	$1,122,538
Additions through current year acquisitions	5,000	46,737
Prior year acquisition allocations	(700)	101
Impairment expense (discontinued operations)	(2,525)	—
Reductions from sales of franchises	(2,775)	(6,833)
Reclassification to assets held for sale, net	(4,000)	(7,115)

Balance, December 31, 2006	$79,700	$1,155,428
Additions through current year acquisitions	8,700	118,275
Prior year acquisition allocations	(800)	956
Impairment expense (discontinued operations)	(3,100)	—
Reductions from sales of franchises	(1,200)	(2,133)
Reclassification from assets held for sale, net	6,600	3,548

Balance, December 31, 2007	$89,900	$1,276,074

Franchise asset impairment expense of $3.1 million was recorded within discontinued operations in the year ended December 31, 2007. The impairments relate to management’s estimate that the recorded franchise assets relating to several franchises held for sale will not be recovered through the sale of those franchises.

Definite life intangible assets consist of the following:

	December 31,
	2006	2007
	(dollars in thousands)
Lease agreements	$15,853	$24,015
Less accumulated amortization	(1,417)	(2,573)

Definite life intangibles, net	$14,436	$21,442

Franchise values and definite life intangible assets are classified as Other Intangible Assets, net on the accompanying Consolidated Balance Sheets.

Amortization expense for definite life intangible assets was $0.3 million, $0.7 million and $1.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. Future amortization expense is as follows:

Year ending December 31,	(dollars in thousands)
2008	$1,370
2009	1,401
2010	1,425
2011	1,515
2012	1,626
Thereafter	14,105

Total	$21,442

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31
	2006	2007
	(dollars in thousands)
$350 million 2006 Revolving Credit Sub-Facility bearing interest at 2.00 percentage points above LIBOR (4.6% at December 31, 2007), collateralized by all assets of Sonic.	$20,086	$70,000
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $2,470 and $2,202, respectively.	272,530	272,798
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $1,489 and $879, respectively .	128,611	129,221
Convertible Senior Subordinated Notes bearing interest at 4.25%, maturing November 30, 2015, redeemable on or after October 31, 2010, net of discount of $3,202 and $2,442, respectively	156,798	157,558
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $4,840 and $4,010, respectively	27,905	25,490
Mortgage notes to finance companies, bearing interest from 6.60% to 7.03% (with a weighted average of 6.81%) with combined monthly principal and interest payments of $316, maturing July 2017 through May 2027.	—	46,415
Fair value of Variable Swaps	(4,710)	724
Other notes payable (primarily equipment notes)	114	(209)

	$601,334	$701,997
Less current maturities	(2,707)	(4,197)

Long-term debt	$598,627	$697,800

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future maturities of long-term debt are as follows:

Year ending December 31,	(Dollars in thousands)
2008	4,197
2009	133,667
2010	232,149
2011	4,808
2012	5,038
Thereafter.	322,138

Total	$701,997

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

At December 31, 2007, our revolving credit facility (part of the New Credit Facility) had a borrowing limit of $350.0 million (the “Revolving Credit Facility”), subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $385.2 million at December 31, 2007). The amount available to be borrowed under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At December 31, 2007, we had $74.8 million in letters of credit outstanding and $205.2 million of borrowing availability.

The amounts outstanding under the 2006 Revolving Credit Sub-Facility bear interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by Sonic’s Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid is from 1.75% above LIBOR to 2.75% above LIBOR. The weighted average rate of the 2006 Revolving Credit Sub-Facility during the year ended December 31, 2007 was 7.28%. In addition, there is a quarterly commitment fee payable by Sonic on the unused portion of the 2006 Revolving Credit Sub-Facility according to a performance-based pricing grid determined by Sonic’s Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based pricing grid for the quarterly commitment fee is 0.20% to 0.45% on the unused portion of the 2006 Revolving Credit Sub-Facility. The amounts outstanding under the 2006 New Vehicle Floor Plan Sub-Facility bear interest at 1.00% above LIBOR. The amounts outstanding under the 2006 Used Vehicle Floor Plan Sub-Facility bear interest at 1.125% above LIBOR. In addition, there are quarterly commitment fees of 0.20% payable by Sonic on the unused portion of both the 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility. Under the terms of collateral documents entered into with the lenders under the 2006 Credit Facility, outstanding balances under the 2006 Credit Facility are secured by a pledge of substantially all of Sonic’s assets and the assets of substantially all of Sonic’s domestic subsidiaries, which domestic subsidiaries also guarantee Sonic’s obligations under the 2006 Credit Facility, and the pledge of certain additional collateral by one of Sonic’s affiliates. The collateral for the New Credit Facility also includes the pledge of the stock or equity interests of Sonic’s dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Subordinated 8.625% Notes

Sonic has $275.0 million of principal amount outstanding of 8.625% senior subordinated notes due 2013 (the “8.625% Notes”). The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Sonic’s obligations under the 8.625% Notes are guaranteed by Sonic’s operating domestic subsidiaries.

The indentures governing the 8.625% Notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge any assets to any third party except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with Section 1009 of the indenture governing the 8.625% Notes, which was filed as Exhibit 4.4 to Sonic’s Registration Statement on Form S-4 (Reg. No. 333-109426). Sonic was in compliance with all restrictive covenants as of December 31, 2007.

5.25% Convertible Senior Subordinated Notes

Sonic has $130.1 million of principal amount outstanding of 5.25% convertible senior subordinated notes due 2009 (the “2002 Convertibles”). The 2002 Convertibles are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at Sonic’s option after May 7, 2005. Sonic’s obligations under the 2002 Convertibles are not guaranteed by any of Sonic’s subsidiaries.

The 2002 Convertibles are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of the Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading-day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the 2002 Convertibles will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, and will be subject to adjustment for certain distributions on, or other changes in Sonic’s Class A common stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert the 2002 Convertibles into shares of the Class A common stock at any time after a 10 consecutive trading-day period in which the average of the trading day prices for the 2002 Convertibles for that 10 trading-day period is less than 103% of the average conversion value for the 2002 Convertibles during that period. The conversion value is equal to the product of the closing sale price for Sonic’s Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principal amount of 2002 Convertibles is then convertible. Neither of these conversion features were satisfied during 2007.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Notes Payable to a Finance Company

Three notes payable totaling $26.6 million in aggregate principal were assumed in connection with an acquisition during 2005 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2007, the principal balance on the Assumed Notes was $21.5 million.

Mortgage Notes

During 2007, we obtained mortgage financing totaling $46.7 million in aggregate, on four of our dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between July 2017 and November 2027. The weighted average interest rate was 6.81% at December 31, 2007. Proceeds received were used to repay borrowings under our 2006 Revolving Credit Sub-Facility.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

	2005	2006	2007
	(amounts in thousands)
Current:
Federal	$29,736	$42,815	$40,813
State	4,584	7,770	8,897

	34,320	50,585	49,710
Deferred	28,142	14,905	24,667

Total provision for income taxes for continuing operations	$62,462	$65,490	$74,377

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	2005	2006	2007
Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	1.81	3.39	4.18
Other	0.33	1.96	0.13

Effective tax rate	37.14%	40.35%	39.31%

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities as of December 31 are as follows:

	2006	2007
	(dollars in thousands)
Deferred tax assets:
Allowance for bad debts	$791	$181
Accruals and reserves	32,428	32,032
Net operating loss carryforwards	9,306	9,794
Fair value of Fixed Swaps	—	9,071
Interest and state taxes associated with FIN 48 liability	—	6,575
Other	46	195

Total deferred tax assets	42,571	57,848
Deferred tax liabilities:
Basis difference in inventory	(4,485)	(4,396)
Basis difference in property and equipment	(13,783)	(9,711)
Basis difference in goodwill	(147,312)	(168,280)
State valuation allowance	(143)	(1,305)
Other	(2,368)	(2,720)

Total deferred tax liability	(168,091)	(186,412)

Net deferred tax liability	$(125,520)	$(128,564)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net current deferred tax assets are recorded in other current assets on the accompanying Consolidated Balance Sheets. As of December 31, 2007, after considering the effect of state valuation allowances, Sonic had state net operating loss carryforwards of $236.9 million that will expire between 2014 and 2027.

Sonic adopted the provisions of FIN 48 on January 1, 2007. As allowed in the year of adoption, Sonic recorded a charge of $8.6 million to 2007 beginning retained earnings resulting from its initial application of the provisions of FIN 48. At January 1, 2007, Sonic had liabilities of $23.4 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2007, is $4.7 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

(In thousands)
Unrecognized tax benefit liability, January 1, 2007 (1)	$18,659
Prior period positions:
Increases	273
Decreases	(42)
Current period positions	2,755
Settlements	(275)
Lapse of statute of limitations	(2,449)

Unrecognized tax benefit liability, December 31, 2007 (2)	$18,921

(1)	Excludes accrued interest and penalties of $4.7 million at January 1, 2007
(2)	Excludes accrued interest and penalties of $5.6 million at December 31, 2007

Approximately $13.5 million of the unrecognized tax benefits as of December 31, 2007 would ultimately affect the income tax rate if ultimately recognized. Included in the December 31, 2007 recorded liability is $5.6 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next twelve months.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2004 through 2007 U.S. federal income tax returns remain open to examination by the Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns are open to examination by state taxing authorities for years ranging from 2000 to 2007.

8.	RELATED PARTIES

Registration Rights Agreement

Prior to the Company’s initial public offering, Sonic signed a Registration Rights Agreement dated as of June 30, 1997 with Sonic Financial Corporation (“SFC”), O. Bruton Smith, B. Scott Smith and William S. Egan (collectively, the “Class B Registration Rights Holders”). SFC currently owns 8,881,250 shares of Class B common stock; O. Bruton Smith, 2,171,250 shares; and B. Scott Smith, 976,875 shares; all of which are covered by the Registration Rights Agreement. The Egan Group LLC, an assignee of William S. Egan, also owns certain shares of Class A common stock to which the Registration Rights Agreement applies. If, among other things provided in Sonic’s charter, offers and sales of shares of Class B common stock are registered with the SEC, then such shares will automatically convert into a like number of shares of Class A common stock. The Registration Rights Agreement expired in November 2007. SFC is controlled by O. Bruton Smith.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Transactions

Sonic leases office space in Charlotte from a subsidiary of SFC for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $0.5 million in 2005, $0.6 million in 2006 and $0.6 million in 2007.

Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic incurred costs of approximately $0.8 million in 2005, $1.2 million in 2006 and $1.0 million in 2007 for the use of these aircraft.

Certain of Sonic’s dealerships purchase the Z-Max oil additive product from Oil Chem Research Company, a subsidiary of Speedway Motorsports, Inc. (“SMI”) who’s Chairman and Chief Executive Officer is O. Bruton Smith, for resale to service customers of Sonic’s dealerships in the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $1.5 million in 2005, $1.4 million in 2006 and $1.9 million in 2007.

Sonic donates cash throughout the year to Speedway Children’s Charities, a non-profit organization founded by O. Bruton Smith. O. Bruton Smith and B. Scott Smith are both board members of Speedway Children’s Charities. Donations to this organization amounted to $0.4 million, $0.3 million and $0.3 million in 2005, 2006 and 2007, respectively.

9.	CAPITAL STRUCTURE AND PER SHARE DATA

Preferred Stock—Sonic has 3 million shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2006 and 2007.

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

Hedge and Warrants on 4.25% Convertible Notes—In connection with the sale of $160.0 million of 4.25% convertible notes in the fourth quarter of 2006, Sonic executed a hedge and sold warrants to purchase shares of Sonic Class A common stock designed to mitigate the dilutive effect of the delivery of Sonic’s Class A common stock upon conversion of these convertible notes. See Note 6.

Share Repurchases—Sonic’s Board of Directors has authorized Sonic to expend up to $255.0 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 2007, Sonic had repurchased a total of 13,115,164 shares of Class A common stock at an average price per share of approximately $15.85 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2007, Sonic had $33.3 million remaining under the Board’s authorization.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data—The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants, the 2002 Convertibles and the 2005 Convertibles (see Notes 1 and 6). The following table illustrates the dilutive effect of such items on earnings per share:

	For the Year Ended December 31, 2005
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	41,817	$105,713	$2.53	$(13,852)	$(0.33)	$91,861	$2.20
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	4,344		194		4,538
Stock Compensation Plans	940

Diluted Earnings (Loss) Per Share	45,533	$110,057	$2.42	$(13,658)	$(0.30)	$96,399	$2.12

	For the Year Ended December 31, 2006
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,336	$96,832	$2.29	$(15,715)	$(0.37)	$81,117	$1.92
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	4,093		271		4,364
Contingently Convertible Debt (2005 Convertibles)	302
Stock Compensation Plans	851

Diluted Earnings (Loss) Per Share	46,265	$100,925	$2.18	$(15,444)	$(0.33)	$85,481	$1.85

	For the Year Ended December 31, 2007
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,479	$114,836	$2.70	$(19,334)	$(0.45)	$95,502	$2.25
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	4,203		223		4,426
Contingently Convertible Debt (2005 Convertibles)	819
Stock Compensation Plans	867

Diluted Earnings (Loss) Per Share	46,941	$119,039	$2.54	$(19,111)	$(0.41)	$99,928	$2.13

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the stock options included in the tables above, options to purchase approximately 1.7 million, 0.6 million and 1.8 million shares of Class A common stock were outstanding during the years ended December 31, 2005, 2006 and 2007, respectively, but were not included in the computation of diluted net income per share because the options were antidilutive.

10.	EMPLOYEE BENEFIT PLANS

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. In accordance with the formula in the 401(k) plan agreement, contributions by Sonic to the 401(k) plan were $4.5 million in 2005, $5.6 million in 2006 and $6.0 million in 2007.

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

Sonic currently has two stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) (collectively, the “Stock Plans”). During the second quarter of 2007, Sonic’s stockholders approved amendments to the 2004 Plan and the 2005 Formula Plan to increase the number of shares issuable under these plans to 3,000,000 and 90,000, respectively. The First America Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”) and the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”) terminated during the third and fourth quarters, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the options related to the Stock Plans, 1997 Plan and the First American Plan is presented below:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance—December 31, 2006	4,734	$7.01-37.50	$20.24	6.00	$53,323
Granted	358	23.29-30.07	29.21
Exercised	(771)	7.01-26.92	17.43
Forfeited	(383)	13.12-37.50	25.95

Balance—December 31, 2007	3,938	$7.80-37.50	$21.05	5.3	$9,707

Exercisable	3,069	$7.80-37.50	$19.92	4.5	$9,678

	December 31,
	2005	2006	2007
	(amounts in thousands, except per option data)
Weighted Average Grant-Date Fair Value of Options Granted	$7.50	$7.87	$8.24
Intrinsic Value of Options Exercised	$3,565	$11,972	$9,226
Fair Value of Shares Vested	$14,135	$4,356	$4,499

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of $4.5 million and $5.6 million in the years ended December 31, 2006 and 2007, respectively. Tax benefits recognized related to the compensation expenses were $1.7 million and $2.1 million for the years ended December 31, 2006 and 2007, respectively. No compensation expense related to these plans was recorded in the year ended December 31, 2005. The total compensation cost related to unvested options not yet recognized at December 31, 2007 was $2.4 million and is expected to be recognized over a weighted average period of 0.5 years. Sonic received $13.4 million in cash from the exercise of stock options during the year ended December 31, 2007. Sonic’s tax benefit associated with these stock option exercises was $3.5 million during the year ended December 31, 2007.

Black-Scholes Assumptions

The weighted average fair value of options granted in each of the three years ended December 31, 2005, 2006 and 2007 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2006	2007
Stock Option Plans
Dividend yield	2.02-2.50%	1.82-2.06%	1.60-2.06%
Risk free interest rates	3.58-4.34%	4.54-4.97%	4.04-4.91%
Expected lives	5 years	3.5-5 years	3.5-5 years
Volatility	47.69%	36.60%	33.10%

Sonic used an expected term of three and a half to five years for current year option grants based on several facts associated with past grants and exercises. First, the historical exercise experience indicates that the expected term is at least three years (consistent with the three year graded vesting period attached to the majority of these

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the adoption of SFAS No. 123(R), Sonic accounted for stock option grants under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In accordance with those provisions, because the exercise price of all options granted under those plans equaled the market value of the underlying stock at the grant date, no stock-based employee compensation cost was recorded in the accompanying financial statements for periods prior to January 1, 2006. Using the Black-Scholes option pricing model for all options granted, the following table illustrates what net income and earnings per share would have been if Sonic had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the year ended December 31, 2005:

For the Year ended December 31, 2005
(dollars in thousands except per share amounts)
Net income as restated	$91,861
Fair value compensation cost, net of tax benefits of $3,531 for 2005	(5,523)

Pro forma net income	$86,338

Basic earnings (loss) per share:
Net income as restated	$2.20
Fair value compensation cost, net of tax	(0.14)

Pro forma net income	$2.06

Diluted earnings (loss) per share:
Net income as restated	$2.12
Fair value compensation cost, net of tax	(0.12)

Pro forma net income	$2.00

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance—December 31, 2006	265	$25.52
Granted	328	22.53
Forfeited	(166)	23.76
Vested	(16)	25.68

Balance—December 31, 2007	411	$23.76

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the year ended December 31, 2007, approximately 328,000 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s Board of Directors, executive officers and other key associates under the 2004 Plan. The awards of restricted shares to directors were made pursuant to the 2005 Formula Plan and vest the day before the next annual meeting of Sonic’s stockholders. The awards to executive officers and other key associates were made in connection with establishing the objective performance criteria for 2007 incentive compensation and cliff-vest in three years. The shares and units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2007 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer and other key associates. These awards are generally subject to the same restrictions and rights as the shares of restricted stock granted to certain executive officers in 2005 and 2006, except that the restricted stock units do not have voting rights and that dividends on the restricted stock units are paid to the holders in the year subsequent to the dividend declarations. Sonic recognized compensation expense within selling, general and administrative expenses related to unvested restricted stock and restricted stock units of $1.3 million, $2.3 million and $0.9 million in the years ended December 31, 2005, 2006 and 2007, respectively. Tax benefits recognized related to the compensation expenses were $0.5 million, $0.9 million and $0.3 million for the years ended December 31, 2005, 2006 and 2007, respectively. Total compensation cost related to unvested restricted stock not yet recognized at December 31, 2007 was $6.2 million and is expected to be recognized over a weighted average period of 1.9 years.

11.	COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

During 2007, Sonic’s management decided to cease using several dealership properties which are leased under operating leases. Accordingly, accruals in the amount of $3.4 million were established in the year ended December 31, 2007 for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. . Of the $3.4 million accrual established in the year ended December 31, 2007, $1.2 million was recorded in selling, general and administrative expenses and $2.2 million was recorded in discontinued operations. A summary of the activity of these operating lease accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2006	$8,731
Lease exit expense	3,370
Payments	(2,841)
Reversals	(1,096)

Balance, December 31, 2007	$8,164

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year ending December 31,	Future Minimum Lease Payments, Net	Receipts from Future Subleases
	(Dollars in thousands)
2008	$116,209	$(9,492)
2009	$105,943	(8,490)
2010	$101,280	(7,729)
2011	$97,326	(7,175)
2012	$93,162	(7,123)
Thereafter	$543,624	(50,364)

Total lease expense for continuing operations in 2005, 2006 and 2007 was approximately $108.1 million, $114.6 million and $121.6 million, respectively. Total lease expense for discontinued operations in 2005, 2006 and 2007 was approximately $10.8 million, $22.3 million and $18.1 million, respectively. The total net contingent rent benefit relating to a decrease in interest rates since the underlying leases commenced for continuing operations in 2006 and 2007 was $3.1 million and $2.2 million, respectively. The total net contingent rent benefit relating to a decrease in interest rates since the underlying leases commenced for discontinued operations in 2006 and 2007 was $0.1 million and $0.3 million, respectively. Total contingent rent expense relating to an increase in interest rates since the underlying leases commenced for continuing and discontinued operations in 2007 was $2.1 million and $0.2 million, respectively.

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub lessee does not perform. These obligations are included within the future minimum lease payments, net, in the table above. However, there are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled $1.9 million at December 31, 2007. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sub lessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sub lessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was $14.8 million at December 31, 2007. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2006 and 2007 were $2.0 million and $1.9 million, respectively, in reserves that Sonic has provided for pending proceedings.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes Sonic’s results of operations as presented in the Consolidated Statements of Income by quarter for 2006 and 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Year Ended December 31, 2006:
Total revenues	$1,882,254	$2,071,736	$2,067,830	$1,963,259
Gross profit	$295,244	$312,014	$315,978	$305,055
Net income	$17,082	$12,188	$28,608	$23,239
Earnings per share—Basic	$0.41	$0.29	$0.68	$0.54
Earnings per share—Diluted	$0.39	$0.29	$0.65	$0.52
Year Ended December 31, 2007:
Total revenues	$1,947,818	$2,089,976	$2,185,875	$2,113,264
Gross profit	$308,315	$325,939	$334,953	$322,378
Net income	$19,991	$26,368	$26,107	$23,036
Earnings per share—Basic	$0.47	$0.61	$0.61	$0.55
Earnings per share—Diluted	$0.44	$0.57	$0.58	$0.54

(1)	Operations are subject to seasonal variations. The first and fourth quarters generally contribute less operating profits than the second and third quarters. Parts and service demand remains more stable throughout the year.
(2)	The sum of diluted net income per share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.
(3)	Amounts presented differ from amounts previously reported on Form 10-Q due to the classification of certain franchises in discontinued and continuing operations in accordance with SFAS No. 144 (see Note 2).