Form 10-Q
period 2008-03-31
SONIC AUTOMOTIVE INC
filed 2008-04-29
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of April 24, 2008, there were 28,393,093 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	First Quarter Ended March 31,
	2007	2008
Revenues:
New vehicles	$1,121,799	$1,092,866
Used vehicles	320,133	372,559
Wholesale vehicles	113,332	88,911

Total vehicles	1,555,264	1,554,336
Parts, service and collision repair	281,093	296,049
Finance, insurance and other	46,940	51,137

Total revenues	1,883,297	1,901,522
Cost of Sales:
New vehicles	1,042,910	1,018,052
Used vehicles	289,260	339,309
Wholesale vehicles	112,822	89,688

Total vehicles	1,444,992	1,447,049
Parts, service and collision repair	140,129	148,830

Total cost of sales	1,585,121	1,595,879
Gross profit	298,176	305,643
Selling, general and administrative expenses	231,507	242,451
Depreciation and amortization	5,572	7,935

Operating income	61,097	55,257
Other income / (expense):
Interest expense, floor plan	(15,853)	(13,397)
Interest expense, other, net	(8,554)	(11,863)
Other income / (expense), net	14	70

Total other expense	(24,393)	(25,190)

Income from continuing operations before taxes	36,704	30,067
Provision for income taxes	14,428	12,027

Income from continuing operations	22,276	18,040
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(3,154)	(5,473)
Income tax benefit	869	1,641

Loss from discontinued operations	(2,285)	(3,832)

Net income	$19,991	$14,208

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.52	$0.44
Loss per share from discontinued operations	(0.05)	(0.09)

Earnings per share	$0.47	$0.35

Weighted average common shares outstanding	42,871	40,774

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.49	$0.44
Loss per share from discontinued operations	(0.05)	(0.09)

Earnings per share	$0.44	$0.35

Weighted average common shares outstanding	47,938	43,845

Dividends declared per common share	$0.12	$0.12

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2007	March 31, 2008 (Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$16,514	$5,112
Receivables, net	347,309	305,624
Inventories	1,093,017	1,182,086
Assets held for sale	87,342	134,056
Other current assets	35,879	39,089

Total current assets	1,580,061	1,665,967
Property and Equipment, net	286,591	365,653
Goodwill	1,276,074	1,248,854
Other Intangible Assets, net	111,342	111,306
Other Assets	28,676	32,336

Total Assets	$3,282,744	$3,424,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$298,376	$337,018
Notes payable - floor plan - non-trade	827,294	849,105
Trade accounts payable	66,026	65,995
Accrued interest	19,202	13,820
Other accrued liabilities	162,430	159,226
Liabilities associated with assets held for sale - trade	25,057	14,726
Liabilities associated with assets held for sale - non-trade	23,535	49,317
Current maturities of long-term debt	4,197	4,338

Total current liabilities	1,426,117	1,493,545
Long-Term Debt	697,800	783,348
Other Long-Term Liabilities	83,829	103,337
Deferred Income Taxes	144,170	134,434
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 42,413,646 shares issued and 29,298,482 shares outstanding at December 31, 2007; 42,426,062 shares issued and 28,215,417 shares outstanding at March 31, 2008	424	424
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2007 and March 31, 2008	121	121
Paid-in capital	488,983	492,155
Retained earnings	664,280	673,515
Accumulated other comprehensive income	(15,114)	(28,769)
Treasury stock, at cost (13,115,164 Class A shares held at December 31, 2007 and 14,210,645 Class A shares held at March 31, 2008)	(207,866)	(227,994)

Total stockholders’ equity	930,828	909,452

Total Liabilities and Stockholders’ Equity	$3,282,744	$3,424,116

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity	Comprehensive Income

	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2007	42,414	$424	12,029	$121	$488,983	$664,280	$(207,866)	$(15,114)	$930,828
Shares awarded under stock compensation plans	12	—	—	—	219	—	—	—	219	—
Purchases of treasury stock	—	—	—	—	—	—	(20,128)	—	(20,128)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	14	—	—	—	14	—
Income tax benefit associated with convertible note hedge	—	—	—	—	521	—	—	—	521	—
Fair value of interest rate swap agreements, net of tax benefit of $8,303	—	—	—	—	—	—	—	(13,547)	(13,547)	(13,547)
Unrealized loss on available-for-sale securities, net of tax benefit of $66	—	—	—	—	—	—	—	(108)	(108)	(108)
Stock-based compensation expense	—	—	—	—	1,387	—	—	—	1,387	—
Restricted stock amortization, net of forfeitures	—	—	—	—	1,031	—	—	—	1,031	—
Net income	—	—	—	—	—	14,208	—	—	14,208	14,208
Dividends ($0.12 per share)	—	—	—	—	—	(4,973)	—	—	(4,973)	—

BALANCE AT MARCH 31, 2008	42,426	$424	12,029	$121	$492,155	$673,515	$(227,994)	$(28,769)	$909,452	$553

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	First Quarter Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,991	$14,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,015	8,033
Provision for bad debt expense	2,410	835
Other amortization	266	334
Debt issuance cost amortization	282	291
Debt discount amortization, net of premium amortization	178	237
Stock - based compensation expense	1,058	1,387
Amortization of restricted stock	702	1,072
Restricted stock forfeiture	(1,528)	(41)
Deferred income taxes	(88)	(919)
Equity interest in earnings of investees	(159)	(158)
Impairment of favorable lease asset	—	1,903
Impairment of franchise agreements	1,250	—
Impairment of property and equipment	253	623
(Gain) on disposal of franchises and property and equipment	(25)	(798)
(Gain)/Loss on exit of leased dealerships	(40)	1,282
Changes in assets and liabilities that relate to operations:
Receivables	49,342	40,850
Inventories	(65,316)	(111,615)
Other assets	(11,243)	(10,137)
Notes payable - floor plan - trade	(131,700)	28,312
Trade accounts payable and other liabilities	(782)	(12,572)

Total adjustments	(149,125)	(51,081)

Net cash used in operating activities	(129,134)	(36,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(16,599)	(22,174)
Purchases of property and equipment	(21,580)	(67,626)
Proceeds from sales of property and equipment	261	285
Proceeds from sale of franchises	—	16,467
Distributions from equity investees	900	600

Net cash used in investing activities	(37,018)	(72,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable floor plan - non-trade	162,416	47,593
Borrowings on revolving credit facilities	261,445	308,230
Repayments on revolving credit facilities	(259,444)	(232,359)
Proceeds from long-term debt	—	—
Payments on long-term debt	(477)	(907)
Purchases of treasury stock	(1,710)	(20,128)
Income tax benefit associated with stock compensation plans	2,122	14
Income tax benefit associated with convertible hedge	457	521
Issuance of shares under stock compensation plans	7,858	219
Dividends paid	(5,210)	(5,264)

Net cash provided by financing activities	167,457	97,919

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	1,305	(11,402)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,696	16,514

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,001	$5,112

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Change in accrual for purchases of property and equipment	$(809)	$19
Adoption of FIN 48	$8,582	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense/(benefit) of $(8,303) in three months ended March 31, 2008)	$—	$(13,547)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amount capitalized	$31,642	$32,701
Income taxes	$6,877	$709

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial information for the first quarter ended March 31, 2008 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2007, which were included in Sonic’s Annual Report on Form 10-K.

Reclassifications – The statement of income for the first quarter ended March 31, 2007 reflects the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to March 31, 2007. The statement of income for the first quarter ended March 31, 2007 also reflects the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of March 31, 2007 but which Sonic has decided to retain and operate as of March 31, 2008.

Recent Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-A applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. The provisions of FSP APB 14-a apply to Sonic’s 4.25% Convertible Senior Subordinated Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. Sonic is currently reviewing the provisions of FSP APB 14-a and has not yet determined the impact of this FSP on its consolidated operating results, financial position and cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. Sonic is currently reviewing the provisions of SFAS 161 and has not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, Sonic does not believe the adoption of SFAS 161 will have a material impact on its consolidated operating results, financial position or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. Sonic is currently reviewing the provisions of SFAS 141(R) and SFAS 160 and has not yet determined the impact of these statements on its consolidated operating results, financial position and cash flows.

Sonic adopted the provisions of Statements of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Sonic has elected not to apply the fair value option to any “eligible items”, as defined by SFAS 159.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Required disclosures are included in Note 10.

Operating Lease Accruals – Operating lease accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these operating lease accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2007	$8,164
Lease exit expense	1,282
Lease exit expense recovery	(221)
Payments	(1,708)

Balance, March 31, 2008	$7,517

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions – The aggregate purchase price for franchises acquired during the first quarter ended March 31, 2008 totaled approximately $22.2 million in cash, net of cash acquired, and was funded by cash from operations, borrowings under our revolving credit facility and borrowings under our floor plan facilities. The balance sheet as of March 31, 2008 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following:

•	$13.3 million of net assets relating to dealership operations;

•	$3.2 million of intangible assets representing rights acquired under franchise agreements; and

•	$5.7 million of goodwill, all of which is expected to be tax deductible.

Dispositions – In the first quarter ended March 31, 2008, Sonic identified thirteen additional franchises to be held for sale and Sonic decided to retain and operate four franchises which were held for sale as of December 31, 2007. These thirteen additional franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. All franchises held for sale are expected to be sold within one year from March 31, 2008. The operating results of these franchises are included in the loss from discontinued operations in Sonic’s statements of income. Assets to be disposed of in connection with franchises not yet sold have been classified in assets held for sale in Sonic’s balance sheets along with other assets held for sale. The major components of assets held for sale consist of the following:

	(dollars in thousands)
	December 31, 2007	March 31, 2008

Inventories	$54,028	$72,122
Property and equipment, net	22,137	21,514
Goodwill	8,777	38,420
Franchise assets	2,400	2,000

Assets held for sale	$87,342	$134,056

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	(dollars in thousands)
	First Quarter Ended March 31,
	2007	2008
Revenues	$199,541	$119,669
Franchise agreement impairments	(1,250)	—
Lease exit charges	(184)	(761)
Property impairment charges	(201)	(466)
Favorable lease impairment charges	—	(1,903)
Gain / (Loss) on disposal of franchises	—	496
Pre-tax losses	(3,154)	(5,473)

Franchise asset impairment charges recorded in the quarter ended March 31, 2007 relate to revising the estimated fair value of franchises held for sale as of March 31, 2007. Lease exit charges recorded for the quarters ended March 31, 2007 and 2008 relate to the revision of estimates and establishment of lease exit accruals. The lease exit accruals are calculated by discounting the remaining lease payments, net of estimated sublease proceeds. For a discussion of property impairment charges, see footnote 4 and for a discussion of favorable lease impairment charges see footnote 5.

Sonic allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the quarters ended March 31, 2007 and 2008 was $0.8 million and $0.7 million, respectively.

3. INVENTORIES

Inventories consist of the following:

	(dollars in thousands)
	December 31, 2007	March 31, 2008

New vehicles	$836,252	$943,654
Used vehicles	168,851	165,873
Parts and accessories	61,153	60,885
Other	80,789	83,796

	$1,147,045	$1,254,208
Less inventories classified as assets held for sale	(54,028)	(72,122)

Inventories	$1,093,017	$1,182,086

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(dollars in thousands)
	December 31, 2007	March 31, 2008

Land	$30,644	$53,366
Building and improvements	218,383	286,842
Office equipment and fixtures	66,906	68,598
Parts and service equipment	53,091	53,026
Company vehicles	10,187	10,187
Construction in progress	34,265	19,516

Total, at cost	413,476	491,535
Less accumulated depreciation	(98,327)	(104,368)

Subtotal	315,149	387,167
Less assets held for sale	(22,137)	(21,514)
Less construction in progress and land expected to be sold	(6,421)	—

Property and equipment, net	$286,591	$365,653

Construction in progress and land expected to be sold represent dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. These assets have been classified as other current assets in Sonic’s balance sheet as of December 31, 2007. Subsequent to December 31, 2007, Sonic made the decision to retain the construction in progress and land expected to be sold and have reclassed the December 31, 2007 balances into land and construction in progress for the quarter ended March 31, 2008.

Property and equipment impairment charges of $0.6 million were recorded in the quarter ended March 31, 2008, of which $0.5 million was included in discontinued operations and $0.1 million was included within selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Property and equipment impairment charges of $0.3 million were recorded in the quarter ended March 31, 2007, of which $0.2 million was included in discontinued operations and $0.1 million was included within selling, general and administrative expenses in the accompanying condensed consolidated statements of income. The impairment charges recorded in discontinued operations in both periods were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of associated franchises and recorded values. The impairment charges recorded in continuing operations in both periods were recorded based on Sonic’s decision to abandon certain facility construction projects.

5. GOODWILL AND INTANGIBLE ASSETS

	Franchise Agreements	Goodwill
Balance, December 31, 2007	$89,900	$1,276,074

Additions through current year acquisitions	3,200	5,711
Prior year acquisition allocations	—	9
Reductions from sales of franchises	(1,400)	(3,298)
Reclassification to assets held for sale, net	400	(29,642)

Balance, March 31, 2008	$92,100	$1,248,854

At December 31, 2007, Sonic had $21.4 million of definite life intangibles recorded relating to favorable lease agreements. In the first quarter ended March 31, 2008, Sonic recorded an impairment charge of $1.9 million within discontinued operations related to its definite life intangibles. The impairment charge was recorded based on management’s estimate that sublease income from certain properties would not allow Sonic to recover the recorded value of favorable lease assets related to the properties. After the effect of the first quarter charge and amortization of the definite life intangibles, the balance recorded at March 31, 2008 was $19.2 million and included in Other Intangibles, net, in the accompanying balance sheet.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(dollars in thousands)
	December 31, 2007	March 31, 2008

$350 million 2006 Revolving Credit Sub-Facility bearing interest at 2.00 percentage points above one-month LIBOR, collateralized by all assets of Sonic	$70,000	$145,871
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $2,202 and $2,128, respectively	272,798	272,872
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $879 and $722, respectively	129,221	129,378
Convertible Senior Subordinated Notes bearing interest at 4.25%, maturing November 30, 2015, redeemable on or after October 31, 2010, net of discount of $2,442 and $2,246, respectively	157,558	157,754
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $4,010 and $3,808, respectively	25,490	24,863
Mortgage notes to finance companies-fixed rate, bearing interest from 6.75 to 7.03% with combined monthly principal and interest payments of $224.5, maturing June 2017 through November 2027	28,988	28,814
Mortgage notes to finance companies-variable rate, bearing interest at 1.50 to 2.00 percentage points above one-month LIBOR with combined monthly principal and interest payments currently of $146.4, maturing July 2017 through January 2018	17,427	17,263
Fair value of Variable Swaps	724	4,874
Other	(209)	5,997

	$701,997	$787,686
Less current maturities	(4,197)	(4,338)

Long-term debt	$697,800	$783,348

Neither of the conversion features on the 5.25% or 4.25% convertible senior subordinated notes was satisfied during the first quarter ended March 31, 2008. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of March 31, 2008.

7. STOCK-BASED COMPENSATION

Sonic currently has two active stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) and two inactive stock compensation plans which only have grants outstanding, the Sonic Automotive, Inc. 1997 Stock Option Plan and the First America Automotive, Inc. 1997 Stock Option Plan (collectively, the “Stock Plans”). See Sonic’s Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed description of the Stock Plans.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance - December 31, 2007	3,938	$7.80 -$37.50	$21.05	5.3	$9,707
Granted	—	—	—
Exercised	(12)	10.35 - 19.23	17.69
Forfeited	(32)	19.23 - 37.50	29.62

Balance - March 31, 2008	3,894	7.80 - 37.50	$20.99	5.1	$12,098

Exercisable	3,257	7.80 - 37.50	$20.25	4.5	$11,804

(amounts in thousands, except per option data)	First Quarter Ended March 31, 2008
Intrinsic Value of Options Exercised	37
Fair Value of Shares Vested	1,799

No stock options were granted in the first quarter ended March 31, 2008. Sonic recognized compensation expense related to previously issued stock options within selling, general and administrative expenses related to the options in the Stock Plans of $1.1 million and $1.4 million in the first quarter ended March 31, 2007 and 2008, respectively. Tax benefits recognized related to the compensation expenses were $0.4 million and $0.5 million for the first quarter ended March 31, 2007 and 2008, respectively. The total compensation cost related to unvested options not yet recognized at March 31, 2008 was $1.0 million and is expected to be recognized over a weighted average period of 0.4 years. Sonic received $0.2 million in cash from the exercise of stock options during the first quarter ended March 31, 2008.

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2007	411	$23.76
Granted	285	$23.89
Forfeited	(11)	$20.69

Balance - March 31, 2008	685	$23.87

In the first quarter ended March 31, 2008, 285,303 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s executive officers and certain other employees under the 2004 Plan. Awards made in the quarter ended March 31, 2008 cliff-vest three years from the date of grant. The shares and units granted in conjunction with 2008 incentive compensation for executive officers are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2008 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer. These awards are generally subject to the same restrictions and rights as the awards granted in prior years to certain executive officers. Sonic recognized income of $0.8 million and expense of $1.0 million in the first quarter ended March 31, 2007 and 2008, respectively. Sonic recognized $0.3 million of tax expense related to the compensation expenses for the first quarter ended March 31, 2007, and a tax benefit

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of $0.4 million for the first quarter ended March 31, 2008. Total compensation cost related to unvested restricted stock not yet recognized at March 31, 2008 was $11.7 million, and is expected to be recognized over a weighted average period of 2.2 years.

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items:

	For the First Quarter Ended March 31, 2007
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,871	$22,276	$0.52	$(2,285)	$(0.05)	$19,991	$0.47
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	1,036		82		1,118
Contingently Convertible Debt (2005 Convertibles)	1,307
Stock Plans	984

Diluted Earnings (Loss) Per Share	47,938	$23,312	$0.49	$(2,203)	$(0.05)	$21,109	$0.44

	For the First Quarter Ended March 31, 2008
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	40,774	$18,040	$0.44	$(3,832)	$(0.09)	$14,208	$0.35
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	1,078		58		1,136
Stock Plans	295

Diluted Earnings (Loss) Per Share	43,845	$19,118	$0.44	$(3,774)	$(0.09)	$15,344	$0.35

In addition to the stock options included in the table above, options to purchase 0.4 million shares and 2.4 million shares of Class A common stock were outstanding at March 31, 2007 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2007 and March 31, 2008 were $1.9 million in reserves that Sonic has provided for pending proceedings.

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

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $14.8 million and $18.8 million at December 31, 2007 and March 31, 2008, respectively. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

10. FAIR VALUE MEASUREMENTS

In determining fair value, Sonic uses various valuation approaches including market, income and/or cost approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Sonic. Unobservable inputs are inputs that reflect Sonic’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that Sonic has the ability to access. Assets utilizing Level 1 inputs include exchange-traded equity securities that are actively traded.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include fair value and cash flow swap instruments.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment under Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation.

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment required by Sonic in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, Sonic’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. Sonic uses inputs that are current as of the measurement date, including during periods when the market may be abnormally high or abnormally low.

Assets or liabilities recorded at fair value in the accompanying balance sheet as of March 31, 2008 are as follows:

	Total	Fair Value at Reporting Date Using:
(amounts in millions)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading Securities (1)	$0.7	$0.7	$—	$—

Available-For-Sale Securities (1)	8.0	8.0	—	—

Fair Value Swaps (2)	4.9	—	4.9	—

Cash Flow Swaps (3)	(45.7)	—	(45.7)	—

Total	$(32.1)	$8.7	$(40.8)	$—

(1) - Included within other current assets in the accompanying balance sheet

(2) - Included within other assets in the accompanying balance sheet

(3) - Included net of taxes of $17.4 million in other comprehensive income in the accompanying balance sheet

11. SUBSEQUENT EVENTS

Subsequent to March 31, 2008, Sonic incurred losses associated with a hail storm at one of its dealerships in the mid-west. A preliminary estimate of loss resulting from this storm is approximately $2 million. Accordingly, selling, general and administrative expenses for the quarter ended June 30, 2008 will be negatively impacted.

Subsequent to March 31, 2008, Sonic’s Board of Directors authorized an additional $40.0 million to be used in the repurchase program to acquire shares of Sonic’s Class A common stock or securities convertible into shares of Sonic’s Class A common stock.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are one of the largest automotive retailers in the United States. As of March 31, 2008, we operated 171 dealership franchises, representing 33 different brands of cars and light trucks, at 143 locations and 33 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers. Although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the first quarter ended March 31, 2007 and 2008:

	Percentage of New Vehicle Revenue First Quarter Ended March 31,
	2007	2008
Brand (1)

BMW	15.2%	16.1%
Honda	15.3%	14.1%
Toyota	10.9%	11.3%
Mercedes	10.2%	10.4%
Ford	7.7%	9.4%
General Motors (2)	8.2%	8.0%
Cadillac	9.1%	8.0%
Lexus	7.1%	6.0%
Audi	1.6%	1.9%
Volvo	1.8%	1.5%
Land Rover	1.5%	1.5%
Volkswagen	1.3%	1.4%
Porsche	1.3%	1.4%
Infiniti	1.5%	1.3%
Nissan	1.5%	1.2%
Hyundai	1.4%	1.2%
Acura	1.4%	1.2%
Chrysler (3)	0.4%	0.5%
Other Luxury (4)	1.4%	1.2%
Other (5)	1.2%	2.4%

Total	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to March 31, 2007 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Hummer, Jaguar, and Saab
(5)	Includes Isuzu, KIA, Mini, Scion and Subaru

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues

New Vehicles:

	First Quarter Ended		Units or $ Change	% Change
	3/31/2007	3/31/2008
Total New Vehicle Units
Same Store	33,983	31,854	(2,129)	(6.3)%
Acquisitions and Other	95	1,442	1,347	1417.9%

Total as Reported	34,078	33,296	(782)	(2.3)%

Total New Vehicle Revenues (in thousands)
Same Store	$1,115,913	$1,024,195	$(91,718)	(8.2)%
Acquisitions and Other	5,886	68,671	62,785	1066.7%

Total as Reported	$1,121,799	$1,092,866	$(28,933)	(2.6)%

Total New Vehicle Unit Price
Same Store	$32,837	$32,153	$(684)	(2.1)%
Total Dealerships as Reported	$32,919	$32,823	$(96)	(0.3)%

For the first quarter ended March 31, 2008, new vehicle revenues declined from the prior year due to lower unit volume and unit price. Our import and domestic stores both experienced declines in new vehicle revenues compared to the prior year with our import stores declining $89.6 million, or 11.0%, and our domestic stores declining $2.1 million, or 0.7%.

New unit volume increased at our domestic stores by 212 units, or 2.2%. Domestic new unit sales declines were experienced in all our brands except for Ford, which increased by 721 units, or 19.2% compared to the prior year. Our Ford stores increased primarily due to higher fleet unit volume. Our Cadillac stores contributed the largest decrease in unit volume of our domestic brands with a 445 unit, or 19.2% decline. The unit volume at our import stores decreased 2,341 units, or 9.7%, compared to the prior year. Our BMW, Lexus and Mercedes stores recorded declines in unit volume of 425 units, or 11.4%, 308 units, or 17.0%, and 363 units, or 18.4%, respectively. Unit volume declines are concentrated primarily in our stores within the California market, which has been experiencing difficult economic conditions. Approximately 23.8% of our same store new vehicle unit volume is generated from the California market. We expect the new vehicle market to continue to be challenging at least through the end of the current year.

New average unit price declined at our domestic and import stores by $864, or 2.8%, and $500, or 1.5%, respectively. The price per new unit at our Cadillac stores increased over the same period in the prior year by $2,208, or 4.9%. Conversely, our Ford and GM (excluding Cadillac) stores experienced price per new unit declines of $110, or 0.4%, and $595, or 2.2%, respectively. The majority of our import stores experienced declines in price per new unit for the first quarter ended March 31, 2008 compared to the same period in the prior year. Mercedes, Volvo and Land Rover recorded declines in price per new unit of $2,208, or 3.8%, $1,098, or 3.2%, and $3,694, or 6.1%, respectively.

Used Vehicles:

	First Quarter Ended		Units or $ Change	% Change
	3/31/2007	3/31/2008
Total Used Vehicle Units
Same Store	16,216	17,866	1,650	10.2%
Acquisitions and Other	84	645	561	667.9%

Total as Reported	16,300	18,511	2,211	13.6%

Total Used Vehicle Revenues (in thousands)
Same Store	$317,450	$353,833	$36,383	11.5%
Acquisitions and Other	2,683	18,726	16,043	598.0%

Total as Reported	$320,133	$372,559	$52,426	16.4%

Total Used Vehicle Unit Price
Same Store	$19,576	$19,805	$229	1.2%
Total Dealerships as Reported	$19,640	$20,126	$486	2.5%

Same store retail used vehicle revenue for the first quarter ended March 31, 2008 increased compared to the same period in 2007 as a result of an increase in unit volume coupled with an increase in average retail unit price. Overall improvement in unit volume was due primarily to total implementation of our standardized used vehicle merchandising process, which allows for the retailing of many used vehicles that we historically would have disposed of through the wholesale market. In addition, during the first quarter ended March 31, 2008 we started the implementation of the second

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

generation of our standardized used vehicle merchandising process. The second generation process includes enhanced visibility to vehicle market pricing and other inventory data, allowing us to price our used vehicles more competitively and physically move certain used vehicles to specific dealerships within a particular region that have shown success in retailing the specific type of used vehicle. Our used vehicle revenue and unit volume increases were driven primarily by our luxury stores, which posted increases of 15.2% and 16.6%, respectively. We continue to see improvements in our certified pre-owned (CPO) unit volume. On a same store basis, CPO units increased from 5,573 units, or 34.4% of total used retail units, for the first quarter ended March 31, 2007, to 6,713 units, or 37.6% of total used retail units, for the first quarter ended March 31, 2008.

Wholesale Vehicles:

	First Quarter Ended		Units or $ Change	% Change
	3/31/2007	3/31/2008
Total Wholesale Vehicle Units
Same Store	11,818	10,013	(1,805)	(15.3)%
Acquisitions and Other	620	736	116	18.7%

Total as Reported	12,438	10,749	(1,689)	(13.6)%

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$105,121	$80,416	$(24,705)	(23.5)%
Acquisitions and Other	8,211	8,495	284	3.5%

Total as Reported	$113,332	$88,911	$(24,421)	(21.5)%

Total Wholesale Unit Price
Same Store	$8,895	$8,031	$(864)	(9.7)%
Total Dealerships as Reported	$9,112	$8,272	$(840)	(9.2)%

Lower wholesale vehicle revenues during the quarter ended March 31, 2008 resulted from a decline in wholesale unit sales coupled with a decrease in average wholesale price per unit. The decrease in unit volume can be primarily attributed to our increased focus on retail used vehicles (see “Used Vehicles” above). The wholesale price per unit decrease can also be primarily attributed to our used vehicle merchandising process. This process allowed us to retail many vehicles that historically would have had a positive effect on our average wholesale unit price.

Parts, Service and Collision Repair (“Fixed Operations”):

	First Quarter Ended		$ Change	% Change
	3/31/2007	3/31/2008
Total Parts, Service and Collision Repair (in thousands)
Same Store	$279,256	$281,283	$2,027	0.7%
Acquisitions and Other	1,837	14,766	12,929	703.8%

Total as Reported	$281,093	$296,049	$14,956	5.3%

Fixed Operations revenue increased in the first quarter ended March 31, 2008 primarily due to increases in customer pay of $1.3 million, or 1.0%. Our import and luxury stores were primarily responsible for the majority of increases in customer pay revenue, with our Toyota stores contributing an increase of $0.7 million, or 8.2%. Warranty revenue decreased $0.6 million, or 1.2%, in the first quarter ended March 31, 2008, compared to the same quarter last year. Our Mercedes dealerships experienced significant decreases in warranty revenue, decreasing by $2.2 million, or 25.3%, compared to the first quarter ended March 31, 2007.

Finance, Insurance and Other (“F&I”):

	First Quarter Ended		$ Change	% Change
	3/31/2007	3/31/2008
Total Finance, Insurance and Other Revenue (in thousands)
Same Store	$45,793	$48,515	$2,722	5.9%
Acquisitions and Other	1,147	2,622	1,475	128.6%

Total as Reported	$46,940	$51,137	$4,197	8.9%

Total F&I per Unit (excluding fleet)
Same Store	$986	$1,067	$81	8.2%
Total Dealerships as Reported	$1,006	$1,078	$72	7.2%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

F&I revenue increased in the first quarter ended March 31, 2008 primarily due to a 10.2% increase in used retail unit sales, which contributed to a 26.8% increase in used finance contract gross revenue. Higher used unit sales also contributed to increases in aftermarket revenue of $1.2 million, or 12.3%, compared to the same prior year period. F&I revenue per unit increased 8.2% during the first quarter of 2008, despite total units retailed decreasing 2.1% compared to the same prior year period.

Gross Profit and Gross Margins

	First Quarter Ended		$ Change	% Change
	3/31/2007	3/31/2008
Total Gross Profit (in thousands)
Same Store	$295,593	$288,751	$(6,842)	(2.3)%
Acquisitions and Other	2,583	16,892	14,309	554.0%

Total as Reported	$298,176	$305,643	$7,467	2.5%

Decreases in same store gross profit for the quarter ended March 31, 2008 compared to the prior year period were primarily due to lower new vehicle unit volume, which declined 6.3%. Despite an increase in used vehicle unit volume of 10.2%, gross profit from used vehicles improved only 1.7% compared to the same prior year period. Used vehicle gross profit per unit retailed decreased in the quarter ended March 31, 2008 compared to the same prior year period due primarily to increased competitiveness in the used vehicle market. Fixed Operations gross profit remained relatively flat compared to the same prior year period while gross profit from F&I improved 5.9%. Improvement experienced in F&I was primarily the result of higher used vehicle unit volume.

Our gross margin percentage increased slightly for the first quarter ended March 31, 2008, as compared to the same period last year. The increase of 20 basis points is largely attributed to the revenue growth in our Fixed Operations and F&I activities, which generate higher gross margins, and revenue decreases in the lower margin new vehicle category.

	First Quarter Ended				Basis Point Change
	3/31/2007		3/31/2008
	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit
New Vehicles	59.9%	26.8%	57.3%	24.3%	(260)	(250)
Used Vehicles	17.0%	10.4%	19.8%	10.8%	280	40
Wholesale Vehicles	5.6%	0.0%	4.5%	-0.3%	(110)	(30)
Fixed Operations	15.0%	47.3%	15.7%	48.4%	70	110
Finance, Insurance and Other	2.5%	15.5%	2.7%	16.8%	20	130

Total same store	100.0%	100.0%	100.0%	100.0%	—	—

The gross margin rates on our various revenue lines on a same store basis were as follows:

	First Quarter Ended		Basis Point Change
	3/31/2007	3/31/2008
New vehicles	7.1%	6.9%	(20)

Used vehicles	9.7%	8.8%	(90)

Wholesale vehicles	(0.1)%	(1.3)%	(120)

Parts, service and collision repair	50.1%	49.7%	(40)

Finance and insurance	100.0%	100.0%	—

Total same store gross margin	15.9%	16.1%	20

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A expenses increased 4.7% to $242.5 million in the first quarter ended March 31, 2008. As a percentage of gross profit, total SG&A increased from 77.6% for the first quarter ended March 31, 2007 to 79.3% for the comparable 2008 period, primarily related to increases in total compensation expense and training costs.

In the first quarter ended March 31, 2008, total reported compensation expense increased by $6.0 million, or 4.6%, when compared to the first quarter ended March 31, 2007. The increase in compensation is related to an increase in gross profit levels coupled with the $2.9 million of benefits realized in the first quarter ended March 31, 2007 related to restricted stock forfeitures and lower associate benefit expenses. Advertising expense increased $1.3 million, or 8.3%, during the first quarter ended March 31, 2008 compared to the same prior year period. Advertising costs are unfavorable versus prior year mainly due to higher internet advertising expenses. Rent and rent related expenses remained relatively static during the first quarter ended March 31, 2008, increasing $0.1 million, or 0.4% compared to the same prior year period. Other SG&A expenses increased $3.6 million, or 7.3%, as compared to the quarter ended March 31, 2007, driven mostly by increases in delivery costs, service loaner and outside services expense.

Subsequent to March 31, 2008, we incurred losses associated with a hail storm at one of our dealerships in the mid-west. A preliminary estimate of loss resulting from this storm is approximately $2 million. Accordingly, we expect selling, general and administrative expenses for the quarter ended June 30, 2008 to be negatively impacted.

Depreciation and Amortization

Reported depreciation and amortization expense increased over the comparable three month period by $2.4 million, or 42.4%. This increase was due to capital improvements and our strategic shift to continue to own and hold more dealership properties rather than finance our investment in these properties through sale-leaseback transactions.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles decreased $2.4 million, or 16.4%, in the first quarter ended March 31, 2008 compared to the first quarter ended March 31, 2007. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships was 4.9% for the first quarter ended March 31, 2008, compared to 6.0% for the first quarter ended March 31, 2007, which decreased interest expense by approximately $2.8 million. The average new vehicle floor plan notes payable balance from continuing dealerships increased to $994.5 million during the first quarter ended March 31, 2008, from $964.0 million during the first quarter ended March 31, 2007, resulting in an increase in new vehicle floor plan interest expense of approximately $0.4 million.

Interest expense, floor plan for used vehicles decreased $0.1 million, or 9.7%, in the first quarter ended March 31, 2008 compared to the first quarter ended March 31, 2007. The weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 5.1% for the first quarter ended March 31, 2008, compared to 6.5% for the first quarter ended March 31, 2007, which decreased interest expense by approximately $0.3 million. The average used vehicle floor plan notes payable balance from both continuing and discontinued dealerships increased $15.4 million to a balance of $110.2 million during the first quarter ended March 31, 2008 compared to the first quarter ended March 31, 2007, resulting in a $0.2 million increase in used vehicle floor plan interest expense.

Our floor plan expenses related to new vehicles are partially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. For franchises classified as continuing operations, our floor plan interest expense exceeded the amounts we recognized in our Consolidated Income Statements from floor plan assistance by approximately $5.6 million and $7.5 million for the first quarter ended March 31, 2008 and 2007, respectively. As we continue to adjust our portfolio of brands to more luxury and import franchises, we expect the difference between floor plan interest expense incurred and floor plan assistance received to widen as import and luxury manufacturers generally provide a smaller level of floor plan assistance than domestic manufacturers.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Other

Interest expense, other, for the first quarter ended March 31, 2008 compared to the prior year quarter is summarized in the table below:

First Quarter Ended March 31, 2008
(in millions)	Increase/(Decrease) in Interest Expense
Debt balances –
- Increase in debt balances	2.1
Other factors –
- Decrease in capitalized interest	0.2
- Incremental interest expense related to variable to fixed rate swaps	1.1
- Incremental interest savings related to fixed to variable rate swaps	(0.5)
- Interest allocation to discontinued operations	0.4
- Increase in other expense, net	—

$3.3

Income Taxes

The overall effective tax rates were 42.2% and 40.4% for the first quarter ended March 31, 2008 and 2007, respectively. The effective rate for the first quarter of 2008 was higher than the prior year quarter due to the shift in the distribution of taxable income between states in which we operate. We expect the effective tax rate in future periods to fall within a range of 39% to 43%.

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

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 4.9% and 6.1% for the first quarter ended March 31, 2008 and 2007, respectively. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the particular vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of March 31, 2008.

The weighted average interest rate for our used vehicle floor plan facility (which interest expense is allocated to discontinued and continuing operations) was 5.1% and 6.5% for the first quarter ended March 31, 2008 and 2007, respectively.

Long-Term Debt and Credit Facilities

See Note 6 to our annual financial statements in our Annual Report on Form 10-K which defines our 2006 Credit Facility and our 2006 Revolving Credit Sub-Facility,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 Revolving Credit Sub-Facility: At March 31, 2008, our 2006 Revolving Credit Sub-Facility had a borrowing limit of $350 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $346.5 million at March 31, 2008). The amount available to be borrowed under the 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At March 31, 2008, we had $81.1 million in letters of credit outstanding and $119.5 million of borrowing availability.

At March 31, 2008, the outstanding balance on our long-term debt and credit facilities were as follows (in thousands):

	Interest Rate (1)	Outstanding Balance
2006 Revolving Credit Sub-Facility (matures February 2010)	one-month LIBOR + 2.00% (2)	$145.9

Senior Subordinated Notes (mature August 2013)	8.625%	$272.9

5.25% Convertible Senior Subordinated Notes (mature May 2009) (3)	5.25%	$129.4

4.25% Convertible Senior Subordinated Notes (mature November 2015 and are redeemable on or after October 2010) (3)	4.25%	$157.8

Notes Payable to a Finance Company (mature November 2015 through September 2016)	10.19%(4)	$24.9

Mortgage notes to finance companies-fixed rate (mature June 2017 through November 2027)	6.91%(4)	$28.8

Mortgage notes to finance companies-variable rate (mature July 2017 through January 2018)	one-month LIBOR + 1.50% to 2.00%	$17.3

Other Notes Payable	Various	$6.3

(1)	The March 31, 2008 one-month LIBOR rate was 2.703%.
(2)	Interest rate on the revolving Credit Facility is based on a performance - based grid that ranges from 1.75% to 2.75% above LIBOR.
(3)	Notes were not convertible at any time during the three months ended March 31, 2008.
(4)	Weighted average rate.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of March 31, 2008.

In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-A applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. The provisions of FSP APB 14-a apply to our 4.25% Convertible Senior Subordinated Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. Sonic is currently reviewing the provisions of FSP APB 14-a and has not yet determined the impact of this FSP on its consolidated operating results, financial position and cash flows.

Dealership Acquisitions and Dispositions

During the first quarter ended March 31, 2008, we acquired four franchises for an aggregate purchase price, net of cash acquired, of $22.2 million. These acquisitions were funded using cash from operations, borrowings under the 2006 Revolving Credit Sub-Facility and borrowings under our floor plan facilities. During the first quarter ended March 31, 2008, we disposed of three franchises. These disposals generated cash of $16.5 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Our capital expenditures include purchases of land, the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first quarter ended March 31, 2008 were approximately $67.6 million. Our capital expenditures were higher than historical amounts due to our strategic decision to own more of our dealership properties. Of the $67.6 million used for capital expenditures in the quarter ended March 31, 2008, approximately $51.9 million relates to the purchase of land and buildings either previously used by us (leased property) or expected to be developed and used as a dealership property. As of March 31, 2008, commitments for facilities construction projects totaled approximately $14.5 million.

As we continue to buy, develop and own our dealership properties, we expect to finance those investments by utilizing our availability under our 2006 Revolving Credit Sub-Facility or by obtaining mortgage financing. In the second quarter of 2008, we expect to enter into new mortgages totaling $51.9 million. Proceeds from these mortgages are expected to be used to repay amounts outstanding under our 2006 Revolving Credit Sub-Facility.

Stock Repurchase Program

As of March 31, 2008, pursuant to previous authorizations from our Board of Directors, we had approximately $13.2 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the first quarter of 2008, we repurchased 1,095,481 shares of our Class A common stock for approximately $20.1 million, which was slightly offset by proceeds received from the exercise of stock options under stock compensation plans of $0.2 million.

Subsequent to March 31, 2008, our Board of Directors authorized an additional $40.0 million to be used in the share repurchase program.

Dividends

During the first quarter ended March 31, 2008, a dividend of $0.12 was paid to shareholders of record as of December 15, 2007 and our Board of Directors approved a dividend of $0.12 per share for shareholders of record on March 15, 2008 that was paid on April 15, 2008. Subsequent to the first quarter ended March 31, 2008, our Board of Directors approved a dividend of $0.12 per share for shareholders of record on June 15, 2008 to be paid on July 15, 2008.

Cash Flows

For the first quarter ended March 31, 2008, net cash used in operating activities was approximately $36.9 million. This usage of cash was comprised primarily of cash outflows related to inventories, other assets, trade accounts payable and other liabilities, partially offset by net income, a reduction in receivables and an increase in notes payable – floor plan – trade. Net cash used in investing activities during the first quarter ended March 31, 2008 was approximately $72.4 million. This use of cash was primarily comprised of cash outflows used for dealership acquisitions and property and equipment purchases, partially offset by proceeds from sales of franchises. Net cash provided by financing activities for the first quarter ended March 31, 2008 was approximately $97.9 million, comprised mostly of the increase in notes payable – floor plan – non-trade and net borrowings under the 2006 Credit Facility.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate consisting of banks and manufacturer captive finance companies. Generally, our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as an operating cash flow). Our dealerships that obtain floor plan financing from the syndicate record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as a financing cash flow).

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity for the first quarter ended March 31, 2008 and 2007, the adjusted net cash provided by operating activities would be $10.7 million and $33.3 million, respectively.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. See Note 9 of the accompanying financial statements.

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

Off-Balance Sheet Arrangements

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our off-balance sheet arrangements.

Seasonality

Our business is subject to seasonal variations in revenues. In our experience, demand for automobiles is generally lower during the first and fourth quarters of each year. We therefore receive a disproportionate amount of revenues generally in the second and third quarters, and expect our revenues and operating results to be generally lower in the first and fourth quarters. Consequently, if conditions surface during the second and third quarters that impair vehicle sales, such as higher fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year could be adversely affected.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate notes payable–floor plan, 2006 Credit Facility (as defined in our Annual Report on Form 10-K for the year ended December 31, 2007) borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1,563.3 million at March 31, 2008. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $1.4 million in the first quarter ended March 31, 2008. Of the total change in interest expense, approximately $0.8 million would have resulted from notes payable–floor plan.

In addition to our variable rate debt, approximately 25.0% of our dealership facility lease agreements’ monthly lease payments fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

We have five separate interest rate swaps with a total notional amount of $150.0 million (collectively, the “Fair Value Swaps”) to effectively convert a portion of our fixed rate debt to a LIBOR-based variable rate debt. Under the Fair Value Swaps’ agreements, we receive 8.625% on the respective notional amounts and pay interest payments on the respective notional amounts at a rate equal to the forward six-month LIBOR (fixed on February 15 and August 15 of each year) plus a spread.

We have nine separate interest rate swap agreements (collectively, the “Cash Flow Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The Cash Flow Swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the swaps will be recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity.

Based on the terms of our Fair Value Swaps and Cash Flow Swaps, we receive and pay interest based on the following:

Notional	Pay Rate	Receive Rate	Maturing Date
(in millions)
$50.0	six-month LIBOR plus 3.825%	8.625%	August 15, 2013
$25.0	six-month LIBOR plus 3.825%	8.625%	August 15, 2013
$25.0	six-month LIBOR plus 3.825%	8.625%	August 15, 2013
$25.0	six-month LIBOR plus 3.825%	8.625%	August 15, 2013
$25.0	six-month LIBOR plus 3.85%	8.625%	August 15, 2013
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.002%	one-month LIBOR	June 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$100.0	5.319%	one-month LIBOR	July 1, 2010
$4.2	7.100%	one-month LIBOR	July 10, 2017
$25.0	5.160%	one-month LIBOR	September 1, 2012
$15.0	4.965%	one-month LIBOR	September 1, 2012
$25.0	4.885%	one-month LIBOR	October 1, 2012
$13.1	4.655%	one-month LIBOR	December 10, 2017

One-month LIBOR and six-month LIBOR rates were 2.703% and 2.614%, respectively, at March 31, 2008.

Foreign Currency Risk

We purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase our inventories in U.S. Dollars, our business is subject to foreign exchange rate risk, which may influence automobile manufacturers’ ability to provide their products at competitive prices in the United States. To the extent this volatility negatively impacts consumer demand through higher retail prices for our products, it could adversely affect our future operations results.

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

ITEM 1A: - Risk Factors

Risks Related to Our Indebtedness

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of March 31, 2008, our total outstanding indebtedness was $2,037.9 million, including the following:

•	$145.9 million under the 2006 Revolving Credit Sub-Facility (as defined below);

•	$1,250.2 million under the secured new and used inventory floor plan facilities, including $64.0 million classified as liabilities associated with assets held for sale;

•

$129.4 million in 5.25% convertible senior subordinated notes due 2009 (the “5.25% Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $0.7 million;

•

$157.8 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “4.25% Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $2.2 million;

•

$272.9 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.1 million; and

•

$81.7 million of other secured debt, representing $73.0 million in aggregate principal amount plus unamortized premium of approximately $3.8 million and plus $4.9 million for the fair value of fixed to variable interest rate swaps.

As of March 31, 2008, we had $119.5 million available for additional borrowings under the 2006 Revolving Credit Sub-Facility. We also have significant additional capacity under new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 5.25% Convertibles, 4.25% Convertibles and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness. We refer to the $346.5 million of availability under a revolving credit facility (“2006 Revolving Credit Sub-Facility”), up to $700 million in borrowing availability for new vehicle inventory floor plan financing and up to $150 million in borrowing availability for used vehicle inventory floor plan financing collectively as our “2006 Credit Facility”.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that generally have initial terms of fifteen to twenty years with one or two five-year renewal options. These operating leases require monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in the notes to our financial statements under the heading “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

During the first quarter ended March 31, 2008, approximately 91% of our new vehicle revenue was derived from the sale of new vehicles manufactured by BMW, Honda (including Acura), Toyota (including Lexus), Mercedes, General Motors (including Cadillac) and Ford (including Land Rover, Jaguar and Volvo). Our success depends to a great extent on these manufacturers’:

•	financial condition;

•	marketing;

•	vehicle design;

•	publicity concerning a particular manufacturer or vehicle model;

•	production capabilities;

•	management;

•	reputation; and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

In recent years, the financial condition and operating results of Ford, General Motors and Chrysler have deteriorated significantly. As of March 31, 2008, we owned 23 Ford franchises (including Volvo, Jaguar, and Land Rover), 38 General Motors franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac) and 12 Chrysler franchises (including Jeep, Dodge and Chrysler). Should the financial condition and operating results of Ford, General Motors or Chrysler continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by either Ford, General Motors or Chrysler could have a material adverse effect on our future results of operations, financial condition or cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

We are required to obtain the approval of the applicable manufacturer before we can acquire an additional dealership franchise of that manufacturer. In determining whether to approve an acquisition, manufacturers may consider many factors such as our financial condition, CSI scores and adherence to the particular manufacturer’s facility requirements. Obtaining manufacturer approval of acquisitions also takes a significant amount of time, typically three to five months. We cannot assure you that manufacturers will approve future acquisitions or do so on a timely basis, which could impair the execution of our acquisition strategy.

Certain manufacturers also limit the number of its dealerships that we may own, our national market share of that manufacturer’s products or the number of dealerships we may own in a particular geographic area. In addition, under an applicable franchise agreement or under state law, a manufacturer may have a right of first refusal to acquire a dealership that we seek to acquire.

A manufacturer may condition approval of an acquisition on the implementation of material changes in our operations or extraordinary corporate transactions, facilities improvements or other capital expenditures. If we are unable or unwilling to comply with these conditions, we may be required to forego a proposed dealership acquisition, sell the assets of that manufacturer’s dealerships or terminate our franchise agreement.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

We have grown our business primarily through acquisitions. We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:

•	the availability of suitable acquisition candidates;

•	competition with other dealer groups for suitable acquisitions;

•	the negotiation of acceptable terms with the seller and with the manufacturer;

•	facilities requirements imposed by the particular manufacturer;

•	our financial capabilities;

•	our stock price; and

•	the availability of skilled employees to manage the acquired companies.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

Our business is heavily dependent on consumer demand and preferences. Our revenues will be materially and adversely affected if there is a severe or sustained downturn in overall levels of consumer spending. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Economic recessions may have a material adverse effect on our retail business, particularly sales of new and used vehicles.

In addition, severe or sustained increases in gasoline prices may lead to a reduction in vehicle purchases or a shift in buying patterns from luxury and sport utility vehicle models (which typically provide high margins to retailers) to smaller, more economical vehicles (which typically have lower margins).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

A decline of available financing in the sub-prime lending market may adversely affect our sales of new and used vehicles.

A significant portion of vehicle buyers, particularly in the used car market, finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. In the event sub-prime lenders tightened their credit standards or there is a decline in the availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited which could have a material adverse effect on our business, revenues and profitability.

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

Our business is subject to seasonal variations in revenues. In our experience, demand for automobiles is generally lower during the first and fourth quarters of each year. We therefore receive a disproportionate amount of revenues generally in the second and third quarters and expect our revenues and operating results to be generally lower in the first and fourth quarters. Consequently, if conditions surface during the second and third quarters that impair vehicle sales, such as higher fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year could be adversely affected.

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

Our charter and bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, stock options, restricted stock and restricted stock units granted under our 1997 Stock Option Plan and 2004 Stock Incentive Plan become immediately exercisable or automatically vest upon a change in control. Delaware law also

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, restrictions imposed by our dealer agreements may impede or prevent any potential takeover bid. Generally, our franchise agreements allow the manufacturers the right to terminate the agreements upon a change of control of our company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity who may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, provisions of our lending arrangements create an event of default on a change in control. These agreements, corporate governance documents and laws may have the effect of delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 30.9% of our total revenues for the quarter ended March 31, 2008. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions. In addition, due to the provisions and terms contained in our operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties.

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

Seven of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists. The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our seven dealership subsidiaries are among approximately 120 automobile dealerships that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus the year ended December 31, 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, had issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with this finding, the Board of Trustees of the AI Pension Plan adopted a Rehabilitation Plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the Plan (including some forms of early retirement benefits, and disability and death benefits), and also implements a requirement on all participating employers to increase employer contributions to the Plan for a seven year period commencing in 2013.

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

As described in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007, our estimates for finance, insurance and service contracts and insurance reserves are based on historical experience. Differences for the year ended December 31, 2007 between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

An impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in our Annual Report on Form 10-K in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. As of March 31, 2008,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

our balance sheet reflected a carrying amount of approximately $1,287.3 million in goodwill (including goodwill classified as assets held for sale). If goodwill is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the first quarter ended March 31, 2008.

	(amounts in thousands, except share and per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2008	314,000	$17.39	314,000	$27,871

February 2008	435,400	$19.14	435,400	$19,536

March 2008	346,081	$18.29	346,081	$13,205

Total	1,095,481	$18.37	1,095,481	$13,205

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000

Total	$255,000

See Note 6 to our annual financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of restrictions on the payment of dividends. Subsequent to March 31, 2008, our Board of Directors authorized an additional $40.0 million to be used in our share repurchase program.

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

SONIC AUTOMOTIVE, INC.

Date: April 29, 2008	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: April 29, 2008	By:	/s/ David P. Cosper
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