Form 10-Q
period 2008-06-30
SONIC AUTOMOTIVE INC
filed 2008-07-29
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24 2008, there were 28,053,002 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues:
New vehicles	$1,229,365	$1,169,979	$2,346,340	$2,257,298
Used vehicles	351,333	379,522	670,590	749,310
Wholesale vehicles	98,260	82,467	203,972	166,802

Total vehicles	1,678,958	1,631,968	3,220,902	3,173,410
Parts, service and collision repair	283,478	294,608	561,606	587,581
Finance, insurance and other	52,352	52,943	99,129	103,636

Total revenues	2,014,788	1,979,519	3,881,637	3,864,627
Cost of Sales:
New vehicles	(1,143,423)	(1,090,020)	(2,181,706)	(2,103,041)
Used vehicles	(318,690)	(347,258)	(607,138)	(684,059)
Wholesale vehicles	(99,496)	(84,269)	(205,287)	(169,706)

Total vehicles	(1,561,609)	(1,521,547)	(2,994,131)	(2,956,806)
Parts, service and collision repair	(139,482)	(147,217)	(278,142)	(294,309)

Total cost of sales	(1,701,091)	(1,668,764)	(3,272,273)	(3,251,115)
Gross profit	313,697	310,755	609,364	613,512
Selling, general and administrative expenses	(232,366)	(242,042)	(461,378)	(481,690)
Depreciation and amortization	(8,327)	(8,879)	(13,825)	(16,744)

Operating income	73,004	59,834	134,161	115,078
Other income / (expense):
Interest expense, floor plan	(16,645)	(11,502)	(32,342)	(24,723)
Interest expense, other, net	(8,871)	(14,794)	(17,548)	(26,778)
Other income / (expense), net	74	26	90	97

Total other expense	(25,442)	(26,270)	(49,800)	(51,404)

Income from continuing operations before taxes	47,562	33,564	84,361	63,674
Provision for income taxes	(18,722)	(13,431)	(33,256)	(25,470)

Income from continuing operations	28,840	20,133	51,105	38,204
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(3,532)	(13,319)	(6,781)	(18,836)
Income tax benefit	1,060	3,997	2,035	5,651

Loss from discontinued operations	(2,472)	(9,322)	(4,746)	(13,185)

Net income	$26,368	$10,811	$46,359	$25,019

Basic earnings (loss) per share:
Earnings per share from continuing operations	$0.67	$0.50	$1.19	$0.94
Loss per share from discontinued operations	(0.06)	(0.23)	(0.11)	(0.32)

Earnings per share	$0.61	$0.27	$1.08	$0.62

Weighted average common shares outstanding	42,902	40,432	42,886	40,603

Diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.62	$0.49	$1.11	$0.92
Loss per share from discontinued operations	(0.05)	(0.22)	(0.10)	(0.30)

Earnings per share	$0.57	$0.27	$1.01	$0.62

Weighted average common shares outstanding	47,987	43,421	47,963	43,633

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2007	June 30, 2008 (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,514	$11,381
Receivables, net	347,309	279,740
Inventories	1,093,017	1,156,208
Assets held for sale	87,342	114,263
Other current assets	35,879	36,477
Total current assets	1,580,061	1,598,069
Property and Equipment, net	286,591	396,841
Goodwill	1,276,074	1,250,363
Other Intangible Assets, net	111,342	108,684
Other Assets	28,676	28,565

Total Assets	$3,282,744	$3,382,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable—floor plan—trade	$298,376	$336,837
Notes payable—floor plan—non-trade	827,294	823,116
Trade accounts payable	66,026	61,636
Accrued interest	19,202	16,290
Other accrued liabilities	162,430	152,495
Liabilities associated with assets held for sale—trade	25,057	12,124
Liabilities associated with assets held for sale—non-trade	23,535	38,805
Current maturities of long-term debt	4,197	134,983

Total current liabilities	1,426,117	1,576,286
Long-Term Debt	697,800	647,652
Other Long-Term Liabilities	83,829	81,977
Deferred Income Taxes	144,170	142,290
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 42,413,646 shares issued and 29,298,482 shares outstanding at December 31, 2007; 42,861,966 shares issued and 28,430,687 shares outstanding at June 30, 2008	424	428
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2007 and June 30, 2008	121	121
Paid-in capital	488,983	500,528
Retained earnings	664,280	680,040
Accumulated other comprehensive income	(15,114)	(14,881)
Treasury stock, at cost (13,115,164 Class A shares held at December 31, 2007 and 14,431,279 Class A shares held at June 30, 2008)	(207,866)	(231,919)

Total stockholders’ equity	930,828	934,317

Total Liabilities and Stockholders’ Equity	$3,282,744	$3,382,522

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

								Accumulated
	Class A Common Stock		Class B Common Stock		Paid-In	Retained	Treasury	Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Equity	Income
BALANCE AT DECEMBER 31, 2007	42,414	$424	12,029	$121	$488,983	$664,280	$(207,866)	$(15,114)	$930,828
Shares awarded under stock compensation plans	448	4	—	—	5,143	—	—	—	5,147	—
Purchases of treasury stock	—	—	—	—		—	(24,053)	—	(24,053)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	1,195	—	—	—	1,195	—
Income tax benefit associated with convertible note hedge	—	—	—	—	1,062	—	—	—	1,062	—
Fair value of interest rate swap agreements, net of tax benefit of $77	—	—	—	—	—	—	—	(82)	(82)	(82)
Unrealized loss on available-for-sale securities, net of tax benefit of $66	—	—	—	—	—	—	—	315	315	315
Stock-based compensation expense	—	—	—	—	1,779	—	—	—	1,779	—
Restricted stock amortization, net of forfeitures	—	—	—	—	2,366	—	—	—	2,366	—
Net income	—	—	—	—	—	25,019	—	—	25,019	25,019
Dividends ($.24 per share)	—	—	—	—	—	(9,259)	—	—	(9,259)	—

BALANCE AT JUNE 30, 2008	42,862	$428	12,029	$121	$500,528	$680,040	$(231,919)	$(14,881)	$934,317	$25,252

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,359	$25,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	14,659	17,369
Provision for bad debt expense	1,885	1,260
Other amortization	537	655
Debt issuance cost amortization	567	583
Debt discount amortization, net of premium amortization	377	483
Stock—based compensation expense	2,578	1,779
Amortization of restricted stock	1,911	2,448
Restricted stock forfeiture	(1,544)	(82)
Deferred income taxes	(1,119)	(1,575)
Equity interest in earnings of investees	(314)	(220)
Impairment of favorable lease asset	—	1,903
Impairment of franchise agreements	1,250	2,300
Impairment of property and equipment and other assets	512	4,388
(Gain)/Loss on disposal of franchises and property and equipment	(39)	2,645
Loss on exit of leased dealerships	542	1,647
Changes in assets and liabilities that relate to operations:
Receivables	32,822	66,309
Inventories	(68,578)	(77,514)
Other assets	(1,416)	(9,147)
Notes payable—floor plan—trade	(126,069)	23,190
Trade accounts payable and other liabilities	12,680	(13,276)

Total adjustments	(128,759)	25,145

Net cash (used in) / provided by operating activities	(82,400)	50,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(160,109)	(22,728)
Purchases of property and equipment	(39,817)	(103,382)
Proceeds from sales of property and equipment	16,383	623
Proceeds from sale of franchises	5,374	24,004
Distributions from equity investees	900	600

Net cash used in investing activities	(177,269)	(100,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable floor plan—non-trade	183,579	11,093
Borrowings on revolving credit facilities	541,899	540,229
Repayments on revolving credit facilities	(482,354)	(495,561)
Proceeds from long-term debt	17,335	17,763
Payments on long-term debt	(907)	(1,801)
Purchases of treasury stock	(6,374)	(24,053)
Income tax benefit associated with stock compensation plans	3,097	1,195
Income tax benefit associated with convertible hedge	929	1,062
Issuance of shares under stock compensation plans	12,363	5,147
Dividends paid	(10,437)	(9,488)

Net cash provided by financing activities	259,130	45,586

NET DECREASE IN CASH AND CASH EQUIVALENTS	(539)	(5,133)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,696	16,514

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,157	$11,381

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Adoption of FIN 48	$(8,582)	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense / (benefit) of $2,062 and $(77) for six month period ended June 30, 2007 and 2008, respectively)	$3,364	$(82)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amount capitalized	$58,980	$58,058
Income taxes	$19,072	$11,917

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial information for the second quarter and six month period ended June 30, 2008 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2007, which were included in Sonic’s Annual Report on Form 10-K.

Reclassifications – The statement of income for the second quarter and six month period ended June 30, 2007 reflects the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to June 30, 2007. The statement of income for the second quarter and six month period ended June 30, 2007 also reflects the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of June 30, 2007 but which Sonic has decided to retain and operate as of June 30, 2008.

Recent Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-A applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method. The provisions of FSP APB 14-a apply to Sonic’s 4.25% Convertible Senior Subordinated Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. Sonic is currently reviewing the provisions of FSP APB 14-a and has not yet determined the impact of this FSP on its consolidated operating results, financial position and cash flows.

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

Sonic adopted the provisions of Statements of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Sonic has elected not to apply the fair value option to any “eligible items” as defined by SFAS 159.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leases from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Required disclosures are included in Note 10.

Operating Lease Accruals – Operating lease accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these operating lease accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2007	$8,164
Lease exit expense	1,647
Lease exit expense recovery	(221)
Payments	(5,754)

Balance, June 30, 2008	$3,836

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions—The aggregate purchase price for franchises acquired during the six month period ended June 30, 2008 totaled approximately $22.2 million in cash, net of cash acquired. These cash outflows were funded by cash from operations, borrowings under our revolving credit facility and borrowings under our floor plan facilities. The balance sheet as of June 30, 2008 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following related to 2008 acquisitions:

•	$13.0 million of net assets relating to dealership operations;

•	$3.2 million of intangible assets representing rights acquired under franchise agreements, all of which is expected to be tax deductible; and

•	$6.0 million of goodwill, all of which is expected to be tax deductible.

Dispositions – In the six month period ended June 30, 2008, Sonic identified an additional 14 franchises to be held for sale and Sonic decided to retain and operate 4 franchises which were held for sale as of December 31, 2007. These 14 additional franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. All franchises held for sale are expected to be sold within one year from June 30, 2008. The operating results of these franchises are included in the loss from discontinued operations in Sonic’s statements of income. Assets to be disposed of in connection with franchises not yet sold have been classified in assets held for sale in Sonic’s balance sheets along with other assets held for sale. The major components of assets held for sale consist of the following:

	(dollars in thousands)
	December 31, 2007	June 30, 2008
Inventories	$54,028	$56,701
Property and equipment, net	22,137	20,494
Goodwill	8,777	35,068
Franchise assets	2,400	2,000

Assets held for sale	$87,342	$114,263

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	(dollars in thousands) Quarter Ended June 30,		(dollars in thousands) Six Months Ended June 30,
	2007	2008	2007	2008
Revenues	$215,539	$101,613	$431,527	$237,697
Franchise agreement and other asset impairments	—	(4,300)	(1,250)	(4,300)
Lease exit charges	(414)	(756)	(598)	(1,518)
Property impairment charges	(238)	(1,651)	(439)	(2,117)
Favorable lease asset impairment charges	—	—	—	(1,903)
Gain / (Loss) on disposal of franchises	(251)	(3,448)	(251)	(2,944)
Pre-tax losses	(3,532)	(13,319)	(6,781)	(18,836)

Franchise asset and other asset impairment charges recorded relate to revising the estimated fair value of franchises and other assets held for sale. Lease exit charges recorded for the second quarter and six month period ended June 30, 2007 and 2008 relate to the revision of estimates and establishment of lease exit accruals. The lease exit accruals are calculated by discounting the remaining lease payments, net of estimated sublease proceeds. For a discussion of property impairment charges, see footnote 4 and for a discussion of favorable lease asset impairment charges see footnote 5.

Sonic allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the second quarter ended June 30, 2007 and 2008 was $0.9 million and $0.6 million, respectively. Interest allocated to discontinued operations for the six month period ended June 30, 2007 and 2008 was $1.8 million and $1.3 million, respectively.

3. INVENTORIES

Inventories consist of the following:

	(dollars in thousands)
	December 31, 2007	June 30, 2008
New vehicles	$836,252	$932,549
Used vehicles	168,851	141,516
Parts and accessories	61,153	60,310
Other	80,789	78,534

	$1,147,045	$1,212,909
Less inventories classified as assets held for sale	(54,028)	(56,701)

Inventories	$1,093,017	$1,156,208

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(dollars in thousands)
	December 31, 2007	June 30, 2008
Land	$30,644	$67,898
Building and improvements	218,383	296,097
Office equipment and fixtures	66,906	68,959
Parts and service equipment	53,091	54,400
Company vehicles	10,187	10,377
Construction in progress	34,265	30,497

Total, at cost	413,476	528,228
Less accumulated depreciation	(98,327)	(110,893)

Subtotal	315,149	417,335
Less assets held for sale	(22,137)	(20,494)
Less construction in progress and land expected to be sold	(6,421)	—

Property and equipment, net	$286,591	$396,841

Construction in progress and land expected to be sold represent dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. These assets have been classified as other current assets in Sonic’s balance sheet. Subsequent to December 31, 2007, Sonic made the decision to retain the construction in progress and land expected to be sold and reclassified the December 31, 2007 balances into land and construction in progress for the second quarter and six month period ended June 30, 2008.

Property and equipment impairment charges of $1.8 and $2.4 million were recorded in the second quarter and six month period ended June 30, 2008, respectively. In the quarter ended June 30, 2008, $1.7 million was included in discontinued operations and $0.1 million was included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income. Of the $2.4 million recorded in the six month period ended June 30, 2008, $2.1 million was included in discontinued operations and $0.3 million was included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income. Property and equipment impairment charges of $0.2 and $0.5 million were recorded in the quarter and six month period ended June 30, 2007, respectively. In the quarter ended June 30, 2007, $0.2 million was included in discontinued operations. Of the $0.5 million recorded in the six month period ended June 30, 2007, $0.4 million was included in discontinued operations and $0.1 million was included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income. The impairment charges recorded in discontinued operations in all periods were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of associated franchises and recorded values. The impairment charges recorded in continuing operations in all periods were recorded based on Sonic’s decision to abandon certain facility construction projects.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL AND INTANGIBLE ASSETS

	Franchise Agreements	Goodwill
Balance, December 31, 2007	$89,900	$1,276,074

Additions through current year acquisitions	3,200	5,954
Prior year acquisition allocations	—	510
Reductions from sales of franchises	(3,700)	(5,885)
Reclassification to assets held for sale, net	400	(26,290)

Balance, June 30, 2008	$89,800	$1,250,363

At December 31, 2007, Sonic had $21.4 million of definite life intangibles recorded relating to favorable lease agreements. In the six month period ended June 30, 2008, Sonic recorded an impairment charge of $1.9 million within discontinued operations related to its definite life intangibles. The impairment charge was recorded based on management’s estimate that sublease income from certain properties would not allow Sonic to recover the recorded value of favorable lease assets related to the properties. After the effect of the six month period charge and amortization of the definite life intangibles, the balance recorded at June 30, 2008 was $18.9 million and was included in Other Intangible Assets, net, in the accompanying Condensed Consolidated Balance Sheets.

Pursuant to applicable accounting pronouncements, Sonic tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. If Sonic determines that the amount of recorded goodwill is impaired at any point in time, goodwill will be reduced on the balance sheet. If goodwill is impaired, Sonic will record a significant non-cash impairment charge that would likely have a materially adverse effect on earnings and the consolidated balance sheet for the period in which the impairment of goodwill occurred.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(dollars in thousands)
	December 31, 2007	June 30, 2008
2006 Revolving Credit Sub-Facility(1) collateralized by all assets of Sonic	$70,000	$114,667
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $2,202 and $2,043, respectively	272,798	272,957
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $879 and $564, respectively	129,221	129,536
Convertible Senior Subordinated Notes bearing interest at 4.25%, maturing November 30, 2015, redeemable on or after October 31, 2010, net of discount of $2,442 and $2,049, respectively	157,558	157,951
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $4,010 and $3,609, respectively	25,490	24,235
Mortgage notes to finance companies-fixed rate, bearing interest from 6.10% to 7.03% with combined monthly principal and interest payments of $328, maturing August 2014 through May 2028	28,988	42,326
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.65 percentage points above one-month LIBOR with combined monthly principal and interest payments currently of $179, maturing June 2013 through January 2018	17,427	34,106
Fair value of Variable Swaps	724	445
Other	(209)	6,412

	$701,997	$782,635
Less current maturities(2)	(4,197)	(134,983)

Long-term debt	$697,800	$647,652

(1)	Interest rate on the revolving credit sub-facility is based on a performance based grid that ranges from 1.75% to 2.75% above LIBOR. The rate at December 31, 2007 was 2.00% above LIBOR and at June 30, 2008 was 2.25% above LIBOR.
(2)	Current maturities include Sonic’s 5.25% Convertible Senior Subordinated Notes maturing May 7, 2009.

During the second quarter ended June 30, 2008, Sonic exercised an accordion feature related to its four-year syndicated credit facility (the “2006 Credit Facility”) increasing the availability of new vehicle floor plan financing from $700.0 million to $775.6 million, increasing the availability of used vehicle inventory floor plan financing from $150.0 million to $193.9 million, and increasing the availability of revolving credit borrowings (the “2006 Revolving Credit Sub-Facility) from $350.0 million to $415.5 million. Availability under the 2006 Revolving Credit Sub-Facility is subject to a borrowing base calculation and is reduced on a dollar for dollar basis by any outstanding letters of credit.

Neither of the conversion features on the 5.25% or 4.25% convertible senior subordinated notes was satisfied during the six months ended June 30, 2008. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of June 30, 2008.

7. STOCK-BASED COMPENSATION

Sonic currently has two active stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) and three inactive stock compensation plans which only have grants outstanding, the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors, the Sonic Automotive, Inc. 1997 Stock Option Plan and the First America Automotive, Inc. 1997 Stock Option Plan (collectively, the “Stock Plans”). See Sonic’s Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed description of the Stock Plans.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance - December 31, 2007	3,938	$7.80 - $37.50	$21.05	5.3	$9,707

Exercised	(432)	$9.19 - $19.23	11.92
Forfeited	(74)	$7.94 - $37.50	28.07

Balance - June 30, 2008	3,432	$7.80 - $37.50	$22.05	5.2	$1,305

Exercisable	3,301	$7.80 - $37.50	$21.87	5.0	$1,305

(amounts in thousands, except per option data)	Six Months Ended June 30, 2008
Intrinsic Value of Options Exercised	$3,146
Fair Value of Shares Vested	5,385

Sonic recognized compensation expense related to previously issued stock options within selling, general and administrative expenses of $1.5 million and $0.4 million in the second quarter ended June 30, 2007 and 2008, respectively. Sonic recognized stock option expense of $2.6 million and $1.8 million in the six month period ended June 30, 2007 and 2008, respectively. Tax benefits recognized related to the compensation expenses were $0.6 million and $0.1 million for the second quarter ended June 30, 2007 and 2008, respectively. Tax benefits recognized related to the compensation expenses were $1.0 million and $0.7 million for the six month period ended June 30, 2007 and 2008, respectively. The total compensation cost related to unvested options not yet recognized at June 30, 2008 was $0.7 million and is expected to be recognized over a weighted average period of 1.5 years. Sonic received $5.1 million in cash from the exercise of stock options during the six month period ended June 30, 2008, and recognized a tax benefit of $1.2 million associated with these option exercises.

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2007	411	$23.76
Granted	311	23.50
Forfeited	(14)	14.91
Vested	(17)	29.14

Balance - June 30, 2008	691	$23.62

In the first half of 2008, 310,841 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s Board of Directors, executive officers and certain other employees under the 2004 Plan and the 2005 Formula Plan. Awards to the Board of Directors cliff-vest one year from the date of grant and all other awards made during the six month period ended June 30, 2008 cliff-vest three years from the date of grant. The shares and units granted in conjunction with 2008 incentive compensation for executive officers and certain other employees are subject to forfeiture, in whole or in part,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

based upon specified measures of Sonic’s earnings per share performance for the 2008 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective employee. These awards are generally subject to the same restrictions and rights as the awards granted in prior years to certain executive officers. Sonic recognized expense of $1.2 million and $1.3 million in the second quarter ended June 30, 2007 and 2008, respectively. Sonic recognized expense of $0.4 million and $2.4 million in the six month period ended June 30, 2007 and 2008, respectively. Sonic recognized $0.5 million and $0.5 million of tax benefit related to the compensation expenses for the second quarter ended June 30, 2007 and 2008, respectively. Sonic recognized $0.1 million and $0.9 million of tax benefit for the six month period ended June 30, 2007 and 2008, respectively. Total compensation cost related to unvested restricted stock not yet recognized at June 30, 2008 was $10.8 million, and is expected to be recognized over a weighted average period of 2.2 years.

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items:

	For the Second Quarter Ended June 30, 2007
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,902	$28,840	$0.67	$(2,472)	$(0.06)	$26,368	$0.61
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	1,042		85		1,127
Contingently Convertible Debt (2005 Convertibles)	1,227
Stock Plans	1,082

Diluted Earnings (Loss) Per Share	47,987	$29,882	$0.62	$(2,387)	$(0.05)	$27,495	$0.57

	For the Second Quarter Ended June 30, 2008
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	40,432	$20,133	$0.50	$(9,322)	$(0.23)	$10,811	$0.27
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	936		32		968
Stock Plans	213

Diluted Earnings (Loss) Per Share	43,421	$21,069	$0.49	$(9,290)	$(0.22)	$11,779	$0.27

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For Six Months Ended June 30, 2007
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,886	$51,105	$1.19	$(4,746)	$(0.11)	$46,359	$1.08
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	2,078		167		2,245
Contingently Convertible Debt (2005 Convertibles)	1,267
Stock Plans	1,034

Diluted Earnings (Loss) Per Share	47,963	$53,183	$1.11	$(4,579)	$(0.10)	$48,604	$1.01

	For Six Months Ended June 30, 2008
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	40,603	$38,204	$0.94	$(13,185)	$(0.32)	$25,019	$0.62
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	2,014		90		2,104
Stock Plans	254

Diluted Earnings (Loss) Per Share	43,633	$40,218	$0.92	$(13,095)	$(0.30)	$27,123	$0.62

In addition to the stock options included in the table above, options to purchase 0.8 million shares and 2.3 million shares of Class A common stock were outstanding at June 30, 2007 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of Sonic’s business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2007 and June 30, 2008 were $1.9 million and $1.8 million, respectively, in reserves that Sonic has provided for pending proceedings.

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sublessee does not perform. There are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled $1.6 million at June 30, 2008. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications and / or guarantees from the parent company, affiliates and / or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $14.8 million and $19.8 million at December 31, 2007 and June 30, 2008, respectively. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that Sonic has the ability to access. Assets utilizing Level 1 inputs include marketable securities that are actively traded.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment under Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation.

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment required by Sonic in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input (Level 1 being the lowest level) that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, Sonic’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. Sonic uses inputs that are current as of the measurement date, including during periods when the market may be abnormally high or abnormally low. Accordingly, fair value measurements can be volatile based on various factors that may or may not be within Sonic’s control.

Assets or liabilities recorded at fair value in the accompanying balance sheet as of June 30, 2008 are as follows:

	Total	Fair Value at Reporting Date Using:
(amounts in millions)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities (1)	$8.1	$8.1	$—	$—
Fair Value Swaps (2)	0.2	—	0.2	—
Cash Flow Swaps (3)	(24.0)	—	(24.0)	—

Total	$(15.7)	$8.1	$(23.8)	$—

(1)	- Included within other current assets in the accompanying balance sheet
(2)	- Included within other assets in the accompanying balance sheet
(3)	- Included net of taxes of $9.1 million in accumulated other comprehensive income in the accompanying balance sheet

During the second quarter and six month period ended June 30, 2008, Sonic recorded an unrealized loss related to trading securities in the amount of $1.3 million. The loss is included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Furthermore, during the quarter ended June 30, 2008, Sonic settled four of its fair value swaps with notional values totaling $125.0 million. The swaps were settled with a net settlement payment to Sonic of $0.4 million. This settlement gain was deferred and will be amortized over the remaining term of the initial swaps’ underlying, Sonic’s 8.625% Senior Subordinated Notes maturing August 15, 2013.

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

Overview

We are one of the largest automotive retailers in the United States. As of June 30, 2008, we operated 166 dealership franchises, representing 33 different brands of cars and light trucks, at 139 locations and 31 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers. Although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following is a detail of our new vehicle revenues by brand for the second quarter and six month period ended June 30, 2007 and 2008:

	Percentage of New Vehicle Revenue Quarter Ended June 30,		Percentage of New Vehicle Revenue Six Months Ended June 30,
	2007	2008	2007	2008
Brand (1)

BMW	15.6%	17.9%	15.4%	17.1%
Honda	14.9%	16.0%	15.1%	15.1%
Toyota	12.0%	11.0%	11.5%	11.2%
Mercedes	9.0%	10.5%	9.6%	10.5%
Ford	8.3%	8.7%	8.0%	9.1%
General Motors (2)	8.8%	7.4%	8.6%	7.7%
Cadillac	8.0%	6.2%	8.3%	6.9%
Lexus	6.9%	5.4%	7.0%	5.7%
Audi	1.6%	2.0%	1.6%	1.9%
Volkswagen	1.4%	1.7%	1.3%	1.6%
Porsche	1.5%	1.4%	1.4%	1.4%
Volvo	1.7%	1.0%	1.8%	1.3%
Land Rover	1.5%	1.2%	1.5%	1.3%
Hyundai	1.6%	1.4%	1.5%	1.3%
Infiniti	1.1%	1.0%	1.3%	1.1%
Nissan	1.3%	1.0%	1.4%	1.1%
Acura	1.2%	1.0%	1.3%	1.1%
Chrysler (3)	0.4%	0.5%	0.4%	0.5%
Other Luxury (4)	1.1%	1.2%	1.2%	1.2%
Other (5)	2.1%	3.5%	1.8%	2.9%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to June 30, 2007 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying unaudited Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Hummer, Jaguar, and Saab
(5)	Includes Isuzu, KIA, Mini, Scion and Subaru

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Revenues

New Vehicles:

	Quarter Ended		Units or $ Change	% Change	Six Months Ended		Units or $ Change	% Change
	6/30/2007	6/30/2008			6/30/2007	6/30/2008
Total New Vehicle Units
Same Store	38,365	34,884	(3,481)	(9.1)%	72,247	66,638	(5,609)	(7.8)%
Acquisitions and Other	92	1,861	1,769	1922.8%	187	3,303	3,116	1666.3%

Total as Reported	38,457	36,745	(1,712)	(4.5)%	72,434	69,941	(2,493)	(3.4)%

Total New Vehicle Revenues (in thousands)
Same Store	$1,225,397	$1,081,784	$(143,613)	(11.7)%	$2,336,485	$2,100,433	$(236,052)	(10.1)%
Acquisitions and Other	3,968	88,195	84,227	2122.7%	9,855	156,865	147,010	1491.7%

Total as Reported	$1,229,365	$1,169,979	$(59,386)	(4.8)%	$2,346,340	$2,257,298	$(89,042)	(3.8)%

Total New Vehicle Unit Price
Same Store	$31,940	$31,011	$(929)	(2.9)%	$32,340	$31,520	$(820)	(2.5)%
Total Dealerships as Reported	$31,967	$31,840	$(127)	(0.4)%	$32,393	$32,274	$(119)	(0.4)%

The automobile retail industry uses the Seasonally Adjusted Annual Rate (SAAR) to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market.

SAAR (in millions of vehicles)	2007	2008	% Change
Second Quarter Ended June 30	16.1	14.1	(12.4)%
Six Months Ended June 30	16.3	14.7	(9.8)%

Our overall same store unit retail declines tracked closely to the industry declines. We anticipate the second half of 2008 to be consistent with the new vehicle unit volumes experienced in the first half of 2008.

New unit sales at our import dealerships decreased 6.8% and 8.1%, for the second quarter and six month period ended June 30, 2008, respectively, as compared to the same periods last year. Our import stores underperformed the import brand market, which declined only 1.7% and 3.0% for the second quarter and six month period ended June 30, 2008. The declines in import new vehicle unit sales were led by our Lexus and Mercedes brands, which posted declines of 24.6% and 16.3% for the second quarter ended June 30, 2008 and declines of 21.0% and 17.3% for the six month period ended June 30, 2008.

Domestic dealerships posted unit volume decreases of 14.6% and 6.8% for the second quarter and six month period ended June 30, 2008, outperformed the industry’s domestic brand new unit sales decreases of 22.0% and 17.1% for the second quarter and six month period ended June 30, 2008, respectively. All of our domestic brands experienced declines in new vehicle unit sales volume for both the second quarter and six month period ended June 30, 2008 with the exception of Ford. Our Ford stores experienced a decrease of 3.5% and an increase of 6.7% for the second quarter and six month period ended June 30, 2008, respectively. Our Ford stores outperformed the Ford brand market mainly due to fleet sales, which increased 8.3% and 20.5% for the second quarter and six month period ended June 30, 2008, respectively.

Our import dealerships’ average price per new unit decreased $1,248, or 3.8%, and $906, or 2.7%, for the second quarter and six month period ended June 30, 2008. Our import stores’ new vehicle price per unit decreased primarily due to a change in sales mix to lower value, more gas efficient vehicles. Our BMW and Mercedes dealerships experienced the most significant declines in the average price per unit.

Our domestic dealerships’ average price per new unit decreased $317, or 1.1%, and $581, or 1.9%, for the second quarter and six month period ended June 30, 2008, respectively. Fleet unit prices at our domestic stores improved over both periods when compared to the same periods in 2007. Excluding fleet sales, our domestic stores’ average price per unit decreased $1,769, or 5.2%, and $890, or 2.6%, for the second quarter and six month period ended June 30, 2008, respectively. The decrease in average price per unit at our domestic stores can be attributed to a shift from truck and sports utility vehicle sales to car sales during 2008.

We believe customers will continue to migrate to smaller, more fuel efficient vehicles from larger trucks and sport utility vehicles. We expect the average sales price of our vehicles to fall due to this trend.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Used Vehicles:

	Quarter Ended		Units or $ Change	% Change	Six Months Ended		Units or $ Change	% Change
	6/30/2007	6/30/2008			6/30/2007	6/30/2008
Total Used Vehicle Units
Same Store	17,428	18,171	743	4.3%	33,603	35,921	2,318	6.9%
Acquisitions and Other	15	700	685	4566.7%	99	1,345	1,246	1258.6%

Total as Reported	17,443	18,871	1,428	8.2%	33,702	37,266	3,564	10.6%

Total Used Vehicle Revenues (in thousands)
Same Store	$350,830	$360,448	$9,618	2.7%	$667,404	$711,510	$44,106	6.6%
Acquisitions and Other	503	19,074	18,571	3692.0%	3,186	37,800	34,614	1086.4%

Total as Reported	$351,333	$379,522	$28,189	8.0%	$670,590	$749,310	$78,720	11.7%

Total Used Vehicle Unit Price
Same Store	$20,130	$19,836	$(294)	(1.5)%	$19,861	$19,808	$(53)	(0.3)%
Total Dealerships as Reported	$20,142	$20,111	$(31)	(0.2)%	$19,898	$20,107	$209	1.1%

Increases in used vehicle unit sales are primarily attributable to the recently implemented standardized used vehicle merchandising process at our dealerships. The process allowed us to retail many used vehicles we historically would have disposed of through the wholesale market. In addition, during the second quarter and six month period ended June 30, 2008, we continued the implementation of the second generation of our standardized used vehicle merchandising process. The second generation process includes enhanced visibility to vehicle market pricing and other inventory data, allowing us to price our used vehicles more competitively and physically move certain used vehicles to specific dealerships within a particular region that have shown success in retailing the specific type of used vehicle. Our used vehicle unit volume increases were driven primarily by our luxury stores, which posted increases of 7.3% and 11.1%, compared to the second quarter and six month period ended June 30, 2007, respectively. We continue to see improvements in our certified pre-owned (CPO) unit volume. On a same store basis, CPO units sold increased 23.9% for the second quarter ended June 30, 2008 and 22.3% for the six month period ended June 30, 2008 compared to the comparable period in the prior year.

Wholesale Vehicles:

	Quarter Ended		Units or $ Change	% Change	Six Months Ended		Units or $ Change	% Change
	6/30/2007	6/30/2008			6/30/2007	6/30/2008
Total Wholesale Vehicle Units
Same Store	10,808	10,258	(550)	(5.1)%	22,585	20,247	(2,338)	(10.4)%
Acquisitions and Other	6	247	241	4016.7%	54	567	513	950.0%

Total as Reported	10,814	10,505	(309)	(2.9)%	22,639	20,814	(1,825)	(8.1)%

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$98,158	$79,660	$(18,498)	(18.8)%	$202,812	$159,801	$(43,011)	(21.2)%
Acquisitions and Other	102	2,807	2,705	2652.0%	1,160	7,001	5,841	503.5%

Total as Reported	$98,260	$82,467	$(15,793)	(16.1)%	$203,972	$166,802	$(37,170)	(18.2)%

Total Wholesale Unit Price
Same Store	$9,082	$7,766	$(1,316)	(14.5)%	$8,980	$7,893	$(1,087)	(12.1)%
Total Dealerships as Reported	$9,086	$7,850	$(1,236)	(13.6)%	$9,010	$8,014	$(996)	(11.1)%

Lower wholesale vehicle revenues during the second quarter and six month period ended June 30, 2008 resulted from a decline in wholesale unit sales coupled with a decrease in average wholesale price per unit. The decrease in unit volume can be primarily attributed to our increased focus on retail used vehicles (see “Used Vehicles” above).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Parts, Service and Collision Repair (“Fixed Operations”):

	Quarter Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	6/30/2007	6/30/2008			6/30/2007	6/30/2008
Total Fixed Operations (in thousands)
Same Store	$282,118	$279,897	$(2,221)	(0.8)%	$558,408	$558,104	$(304)	(0.1)%
Acquisitions and Other	1,360	14,711	13,351	981.7%	3,198	29,477	26,279	821.7%

Total as Reported	$283,478	$294,608	$11,130	3.9%	$561,606	$587,581	$25,975	4.6%

	Quarter Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	6/30/2007	6/30/2008			6/30/2007	6/30/2008
Total Same Store Fixed Operations (in thousands)
Parts	$148,819	$148,737	$(82)	(0.1)%	$295,458	$297,195	$1,737	0.6%
Service	118,034	115,616	(2,418)	(2.0)%	232,563	$229,516	(3,047)	(1.3)%
Collision repair	15,265	15,544	279	1.8%	30,387	$31,393	1,006	3.3%

	$282,118	$279,897	$(2,221)	(0.8)%	$558,408	$558,104	$(304)	(0.1)%

For the second quarter ended June 30, 2008, customer pay revenue was relatively flat, but for the six month period ended June 30, 2008, customer pay increased $1.2 million, or 0.5%. Our luxury and import stores showed an increase in customer pay, with our Toyota stores showing a significant revenue increase of $1.3 million, or 7.1%, for the six month period ended June 30, 2008. Warranty revenue decreased $2.0 million, or 4.0%, and $2.6 million, or 2.6%, for the second quarter and six month period ended June 30, 2008, respectively, when compared to the same periods in the prior year. Our Mercedes dealerships experienced significant decreases in warranty revenue, decreasing by $1.4 million, or 19.4%, and $3.7 million, or 22.6% for the second quarter and six month period ended June 30, 2008, compared to the same period last year. Our domestic stores posted an increase in warranty revenue, with an increase in revenue of $0.3 million, or 2.8%, and $1.6 million, or 7.7%, for the second quarter and six month period ended June 30, 2008, when compared to the same period in the prior year.

Finance, Insurance and Other (“F&I”):

	Quarter Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	6/30/2007	6/30/2008			6/30/2007	6/30/2008
Total Finance, Insurance and Other Revenue (in thousands)
Same Store	$51,287	$50,229	$(1,058)	(2.1)%	$96,889	$98,229	$1,340	1.4%
Acquisitions and Other	1,065	2,714	1,649	154.8%	2,240	5,407	3,167	141.4%

Total as Reported	$52,352	$52,943	$591	1.1%	$99,129	$103,636	$4,507	4.5%

Total F&I per Unit (excluding fleet)
Same Store	$1,003	$1,030	$27	2.7%	$994	$1,045	$51	5.1%
Total Dealerships as Reported	$1,022	$1,037	$15	1.5%	$1,014	$1,054	$40	3.9%

F&I revenue decreased in the second quarter ended June 30, 2008 primarily due to a 4.6% decrease in total retail (excluding fleet) unit sales. Despite the unit decrease, F&I revenue per unit increased 2.7% during the second quarter of 2008. The increase in F&I revenue per unit during the second quarter is primarily attributed to an increase in revenue per maintenance contract of 13.7% compared to the same prior year period. An increase in F&I revenue for the six month period ended June 30, 2008 primarily resulted from an increase in used units retailed of 6.9% coupled with an increase in F&I revenue per unit of 5.1%.

Gross Profit and Gross Margins

	Quarter Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	6/30/2007	6/30/2008			6/30/2007	6/30/2008
Total Gross Profit (in thousands)
Same Store	$311,770	$294,241	$(17,529)	(5.6)%	$605,417	$580,371	$(25,046)	(4.1)%
Acquisitions and Other	1,927	16,514	14,587	757.0%	3,947	33,141	29,194	739.7%

Total as Reported	$313,697	$310,755	$(2,942)	(0.9)%	$609,364	$613,512	$4,148	0.7%

Decreases in same store gross profit for the second quarter and six month period ended June 30, 2008 compared to the same periods in the prior year were primarily due to lower new vehicle unit volume, which declined 9.1% and 7.8%, respectively. Despite an increase in used vehicle unit volume of 4.3% and 6.9% for the second quarter and six month period ended June 30 2008, respectively, gross profit from used vehicles declined 6.4% and 2.8% for the same periods due to economic softness and a shift toward smaller more fuel efficient vehicles. Gross profit from Fixed Operations and F&I activities remained relatively flat compared to the same prior year periods.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our overall same store gross margin percentage increased slightly for the second quarter and six month period ended June 30, 2008, as compared to the same period last year. The increase of 40 basis points and 30 basis points, respectively, is largely attributed to a higher percentage of our revenues being generated by higher margin revenue categories such as Fixed Operations and F&I.

	Quarter Ended						Six Months Ended
	6/30/2007		6/30/2008		Basis Point Change		6/30/2007		6/30/2008		Basis Point Change
	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit
New Vehicles	61.0%	27.4%	58.4%	25.4%	(260)	(200)	60.5%	27.2%	57.9%	24.9%	(260)	(230)
Used Vehicles	17.5%	10.6%	19.5%	10.5%	200	(10)	17.3%	10.5%	19.6%	10.7%	230	20
Wholesale Vehicles	4.9%	(0.4)%	4.3%	(0.6)%	(60)	(20)	5.2%	(0.2)%	4.4%	(0.5)%	(80)	(30)
Fixed Operations	14.1%	45.9%	15.1%	47.6%	100	170	14.5%	46.5%	15.4%	48.0%	90	150
Finance, Insurance and Other	2.5%	16.5%	2.7%	17.1%	20	60	2.5%	16.0%	2.7%	16.9%	20	90

Total same store	100.0%	100.0%	100.0%	100.0%	—	—	100.0%	100.0%	100.0%	100.0%	—	—

The same store gross margin rates on our various revenue lines were as follows:

	Quarter Ended		Basis Point Change	Six Months Ended		Basis Point Change
	6/30/2007	6/30/2008		6/30/2007	6/30/2008
New vehicles	7.0%	6.9%	(10)	7.0%	6.9%	(10)
Used vehicles	9.4%	8.6%	(80)	9.6%	8.7%	(90)
Wholesale vehicles	(1.3)%	(2.3)%	(100)	(0.6)%	(1.8)%	(120)
Parts, service and collision repair	50.8%	50.0%	(80)	50.4%	49.9%	(50)
Finance and insurance	100.0%	100.0%	—	100.0%	100.0%	—
Total same store gross margin	15.5%	15.9%	40	15.7%	16.0%	30

Gross margin rates for used vehicles declined in both the second quarter and six month period ended June 30, 2008 compared to the prior year periods primarily due to a shift in demand to more Certified Pre-Owned vehicles and smaller cars, which typically generate lower margin rates. Gross margin rates for parts, service and collision repair in both the second quarter and six month period ended June 30, 2008 declined over the comparative prior year periods primarily due to a higher proportion of the sales being comprised of lower margin activities such as standard oil changes and tire sales and a proportionately lower amount of sales being comprised of higher margin business such as significant repair and maintenance work. We believe customers are choosing to forgo or delay significant repair and maintenance work due to the current economic environment.

Selling, General and Administrative Expenses (“SG&A”)

For the second quarter and six month period ended June 30, 2008, continuing operations SG&A expenses increased $9.7 million, or 4.2%, and $20.3 million, or 4.4%, respectively, as compared to the second quarter and six month period ended June 30, 2007. Total SG&A expenses as a percentage of gross profit were 77.9% and 78.5% for the second quarter and six month period ended June 30, 2008, respectively, compared to 74.1% and 75.7% for the second quarter and six month period ended June 30, 2007, respectively. These increases are primarily related to employee compensation expenses, training costs, and fuel-related expenses.

In the second quarter and six month period ended June 30, 2008, total reported employee compensation expense increased by $1.9 million, or 1.4%, and $7.7 million, or 2.9%, respectively, as compared to the second quarter and six month period ended June 30, 2007. The increase in the six month period comparison is partly due to a $1.5 million benefit recorded in the prior year period related to restricted stock forfeitures. Advertising expense increased $1.2 million, or 7.4%, and $2.4 million, or 7.7%, during the second quarter and six month period ended June 30, 2008, respectively, as compared to the second quarter and six month period ended June 30, 2007. Advertising costs are unfavorable versus prior year mainly due to

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

higher internet advertising expenses. Rent and rent related expenses decreased during the second quarter and six month period ended June 30, 2008 by $2.5 million, or 7.1%, and $2.6 million, or 3.5% compared to the second quarter and six month period ended June 30, 2007. Other SG&A expenses increased $9.2 million, or 20.1%, and $12.8 million, or 13.7%, as compared to the second quarter and six month period ended June 30, 2007, respectively. These increases are primarily related to increases in fuel-related expenses, service loaner and outside services expense. In addition, hail damage incurred at several of our stores in the mid-west during the second quarter ended June 30, 2008 resulted in a charge of approximately $2.1 million.

Depreciation and Amortization

Reported depreciation and amortization expense increased $0.6 million, or 6.6%, and $2.9 million, or 21.1%, respectively in the second quarter and six month period ended June 30, 2008 as compared to the same periods last year. This increase was due to capital improvements and our strategic shift to continue to own and hold more dealership properties rather than finance our investment in these properties through sale-leaseback transactions.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles decreased $4.6 million, or 30.6%, and $7.0 million, or 23.8%, respectively in the second quarter and six month period ended June 30, 2008 as compared to the second quarter and six month period ended June 30, 2007. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships was 4.0% and 4.4% for the second quarter and six month period ended June 30, 2008, compared to 6.3% and 6.2% for the second quarter and six month period ended June 30, 2007, which decreased interest expense by approximately $5.6 million and $8.3 million for the second quarter and six month period ended June 30, 2008. The average new vehicle floor plan notes payable balance from continuing dealerships increased $100.6 million and $60.3 million compared to the second quarter and six month period ended June 30, 2007 resulting in an increase in new vehicle floor plan interest expense of approximately $1.0 million and $1.3 million for the second quarter and six month period ended June 30, 2008.

Interest expense, floor plan for used vehicles decreased $0.5 million, or 34.4%, and $0.6 million, or 21.2%, in the second quarter and six month period ended June 30, 2008 compared to the second quarter and six month period ended June 30, 2007. Before considering used floor plan interest expense allocated to discontinued operations for the second quarter and six month period ended June 30, 2008 of $0.5 million and $1.1 million, respectively, and for the second quarter and six month period ended June 30, 2007 of $0.7 million and $1.4 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 3.9% and 4.5% for the second quarter and six month period ended June 30, 2008, compared to 6.4% and 6.5% for the second quarter and six month period ended June 30, 2007, which decreased interest expense by approximately $0.6 million and $1.0 million for the second quarter and six month period ended June 30, 2008. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships increased to $106.5 million and $108.4 million during the second quarter and six month period ended June 30, 2008, from $103.1 million and $99.0 during the second quarter and six month period ended June 30, 2007, resulting in an increase in used vehicle floor plan interest expense of approximately $0.2 million for the six month period ended June 30, 2008.

Our floor plan interest expenses related to new vehicles are partially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. For franchises classified as continuing operations, our floor plan interest expense exceeded the amounts we recognized in our Consolidated Income Statements from floor plan assistance by approximately $3.8 million and $9.4 million for the second quarter and six month period ended June 30, 2008, respectively, and $7.9 million and $15.3 million for the second quarter and six month period ended June 30, 2007, respectively.

Interest Expense, Other

Interest expense, other, for the second quarter and six month period ended June 30, 2008 compared to the second quarter and six month period ended June 30, 2007 is summarized in the table below:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Increase/(Decrease) in Interest Expense, Other
	Second Quarter Ended June 30, 2008	Six Month Period Ended June 30, 2008
(in millions)
Debt balances –
– Increase in debt balances	2.4	4.4
Other factors –
– Decrease in capitalized interest	0.4	0.6
– Incremental interest expense related to variable to fixed rate swaps	3.2	4.3
– Incremental interest savings related to fixed to variable rate swaps	(0.8)	(1.4)
– Lower interest allocation to discontinued operations	0.2	0.3
– Other	0.5	1.0

	$5.9	$9.2

Income Taxes

The overall effective tax rates from continuing operations were 40.0% and 39.4% for the second quarter and six month period ended June 30, 2008 and 2007. The effective rate for the second quarter and six month period ended June 30, 2008 was higher than the second quarter and six month period ended June 30, 2007 due primarily to the shift in the distribution of taxable income between states in which we operate. We expect the effective tax rate from continuing operations in future periods to fall within a range of 39% to 42%.

Discontinued Operations

Pretax loss from operations and the sale of discontinued operations increased $9.8 million, or 277.1%, and $12.1 million, or 177.8%, for the second quarter and six month period ended June 30, 2008 as compared to the second quarter and six month period ended June 30, 2007, respectively. The increase in loss on discontinued operations for the second quarter and six month period ended June 30, 2008 is primarily related to an increase in loss on disposal and impairment of $8.9 million and $9.3 million, respectively. Loss on disposal and impairment for the six month period ended June 30, 2008 includes a loss on disposition of approximately $2.9 million, a favorable lease impairment charge of $1.9 million, a property impairment charge of $2.1 million and a franchise agreement and other asset impairment charge of $4.3 million. Loss on disposal and impairment for the six month period ended June 30, 2007 was $1.9 million primarily comprised of a $1.3 million franchise agreement impairment charge.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 4.0% and 4.4% for the second quarter and six month period ended June 30, 2008 and 6.3% and 6.2% for the second quarter and six month period ended June 30, 2007, respectively. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the particular vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of June 30, 2008.

The weighted average interest rate for our used vehicle floor plan facility (which interest expense is allocated to discontinued and continuing operations) was 3.9% and 4.5% for the second quarter and six month period ended June 30, 2008 and 6.4% and 6.5% for the second quarter and six month period ended June 30, 2007, respectively.

Long-Term Debt and Credit Facilities

See Note 6 to our annual financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 which defines our 2006 Credit Facility and our 2006 Revolving Credit Sub-Facility.

During the second quarter ended June 30, 2008, we exercised an accordion feature related to our 2006 Credit Facility and increased its overall capacity by $185.0 million to $1.4 billion. This accordion feature increased the availability of new vehicle floor plan financing from $700.0 million to $775.6 million, increased the availability of used vehicle inventory floor plan financing from $150.0 million to $193.9 million, and increased the availability of revolving credit borrowings (the “2006 Revolving Credit Sub-Facility) from $350.0 million to $415.5 million. Availability under the 2006 Revolving Credit Sub-Facility is subject to a borrowing base calculation and is reduced on a dollar for dollar basis by any outstanding letters of credit.

2006 Revolving Credit Sub-Facility: At June 30, 2008, our 2006 Revolving Credit Sub-Facility had a borrowing limit of $415.5 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $305.7 million at June 30, 2008). The amount available to be borrowed under the 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At June 30, 2008, we had $80.6 million in letters of credit outstanding, $114.7 million in outstanding borrowings under the 2006 Revolving Credit Sub-Facility, and $110.4 million of borrowing availability. We expect this availability to increase in the third quarter of 2008 as we obtain mortgage funding on various properties and use those proceeds to reduce the outstanding borrowings on the 2006 Revolving Credit Sub-Facility.

See Note 6 of the accompanying financial statements for a summary of outstanding balances on our long-term debt and credit facilities as of June 30, 2008.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of June 30, 2008.

In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-A applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method. The provisions of FSP APB 14-a apply to our 4.25% Convertible Senior Subordinated Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. We are currently reviewing the provisions of FSP APB 14-a and have not yet determined the impact of this FSP on our consolidated operating results, financial position and cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Dealership Acquisitions and Dispositions

During the six month period ended June 30, 2008, we acquired five franchises for an aggregate purchase price, net of cash acquired, of $22.2 million. These acquisitions were funded using cash from operations, borrowings under the 2006 Revolving Credit Sub-Facility and borrowings under our floor plan facilities. During the six month period ended June 30, 2008, we disposed of 8 franchises. These disposals generated cash of $24.0 million.

Capital Expenditures

Our capital expenditures include purchases of land, the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the six month period ended June 30, 2008 were approximately $103.4 million. Our capital expenditures were higher than historical amounts due to our strategic decision to own more of our dealership properties. Of the $103.4 million used for capital expenditures in the six month period ended June 30, 2008, approximately $69.3 million relates to the purchase of land and buildings either previously leased by us or expected to be developed and used as a dealership property. As of June 30, 2008, contractual commitments to contractors for facilities construction projects totaled approximately $31.2 million.

As we continue to buy, develop and own our dealership properties, we expect to finance those investments primarily by utilizing our availability under our 2006 Revolving Credit Sub-Facility or by obtaining mortgage financing. In the six month period ended June 30, 2008, we entered into new mortgages totaling $30.8 million and expect to enter into new mortgages totaling $43.5 million during the second half of the year. Proceeds from these mortgages are expected to be used to repay amounts outstanding under our 2006 Revolving Credit Sub-Facility.

Stock Repurchase Program

As of June 30, 2008, pursuant to previous authorizations from our Board of Directors, we had approximately $49.3 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In first six months of 2008, we repurchased 1,316,115 shares of our Class A common stock for approximately $24.1 million, which was partially offset by proceeds received from the exercise of stock options under stock compensation plans of $5.1 million.

Dividends

During the second quarter and six month period ended June 30, 2008, a dividend of $0.12 per share was paid to shareholders of record as of March 15, 2008 and our Board of Directors approved a dividend of $0.12 per share for shareholders of record on June 15, 2008 that was paid on July 15, 2008. Subsequent to the second quarter ended June 30, 2008, our Board of Directors approved a dividend of $0.12 per share for shareholders of record on September 15, 2008 to be paid on October 15, 2008.

Cash Flows

For the six month period ended June 30, 2008, net cash provided by operating activities was approximately $50.2 million. This provision of cash was comprised primarily of cash inflows related to a reduction in receivables, an increase in notes payable – floor plan – trade, and net income, partially offset by an increase in inventories and a decrease in trade accounts payable and other liabilities. Net cash used in investing activities during the six month period ended June 30, 2008 was approximately $100.9 million. This use of cash was primarily comprised of cash outflows used for dealership acquisitions and property and equipment purchases, partially offset by proceeds from sales of franchises. Net cash provided by financing activities for the six month period ended June 30, 2008 was approximately $45.6 million, comprised mainly of net borrowings under the 2006 Credit Facility.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity for the six month period ended June 30, 2008 and 2007, the adjusted net cash provided by operating activities would be $61.3 million and $101.2 million, respectively.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. See Note 9 of the accompanying financial statements.

Future Liquidity Outlook

Our 5.25% Convertible Senior Subordinated Notes mature in May 2009. Accordingly, we have classified those notes as current in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2008. We believe we will have the ability to repay these notes either through availability under our 2006 Credit Facility or through the public or private debt markets.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate notes payable–floor plan, 2006 Credit Facility (as defined in our Annual Report on Form 10-K for the year ended December 31, 2007) borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1,514.8 million at June 30, 2008. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $4.4 million in the six month period ended June 30, 2008. Of the total change in interest expense, approximately $3.2 million would have resulted from notes payable–floor plan.

In addition to our variable rate debt, approximately 25.1% of our dealership facility lease agreements’ monthly lease payments fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

During the second quarter ended June 30, 2008, we settled four of our fair value swaps with notional values totaling $125.0 million. The swaps were settled with a net settlement payment to us of $0.4 million. This settlement gain will be deferred and amortized over the remaining term of the initial swaps’ underlying, our 8.625% Senior Subordinated Notes maturing August 15, 2013.

At the end of the second quarter ended June 30, 2008, the following interest rate swaps were outstanding:

Notional	Pay Rate (1)	Receive Rate (1)	Maturing Date
(in millions)
$25.0	six-month LIBOR plus 3.85%	8.625%	August 15, 2013
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.002%	one-month LIBOR	June 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$100.0	5.319%	one-month LIBOR	July 1, 2010
$4.1	7.100%	one-month LIBOR	July 10, 2017
$25.0	5.160%	one-month LIBOR	September 1, 2012
$15.0	4.965%	one-month LIBOR	September 1, 2012
$25.0	4.885%	one-month LIBOR	October 1, 2012
$12.9	4.655%	one-month LIBOR	December 10, 2017
$9.2	6.860%	one-month LIBOR	August 1, 2017
$7.9	4.330%	one-month LIBOR	July 1, 2013

(1)	One-month LIBOR and six-month LIBOR rates were 2.463% and 3.109%, respectively, at June 30, 2008.

All cash flow swaps (fixed pay rate and variable receive rate), with the exception of the swap with a notional amount of $9.2 million, have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the swaps are recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The cash flow swap with a notional amount of $9.2 was not designated as a hedging instrument and therefore changes in the fair value of this swap are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. The gain / (loss) recognized for the quarter ended June 30, 2008 was not significant.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

As of June 30, 2008, our total outstanding indebtedness was $1,993.5 million, including the following:

•	$114.7 million under the 2006 Revolving Credit Sub-Facility (as defined below);

•	$1,210.9 million under the secured new and used inventory floor plan facilities, including $50.9 million classified as liabilities associated with assets held for sale;

•

$129.5 million in 5.25% convertible senior subordinated notes due 2009 (the “5.25% Convertibles”) representing $130.1 million in aggregate principal amount outstanding less unamortized discount of approximately $0.6 million;

•

$158.0 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “4.25% Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $2.0 million;

•

$273.0 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.0 million;

•	$76.4 million of mortgage notes due from June 2013 to May 2028 with a weighted average interest rate of 5.64%; and

•

$31.0 million of other secured debt, representing $26.9 million in aggregate principal amount plus unamortized premium of approximately $3.6 million and plus $0.5 million for the fair value of fixed to variable interest rate swaps.

As of June 30, 2008, we had $110.4 million available for additional borrowings under the 2006 Revolving Credit Sub-Facility. We also have significant additional capacity under new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 5.25% Convertibles, 4.25% Convertibles and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness. We refer to the $415.5 million of commitments under a revolving credit facility (“2006 Revolving Credit Sub-Facility”), up to $775.6 million in commitments for new vehicle inventory floor plan financing and up to $193.9 million in commitments for used vehicle inventory floor plan financing collectively as our “2006 Credit Facility”.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

We depend on the performance of sublessees to offset costs related to certain of our lease agreements.

In most cases when we sell a dealership franchise, the buyer of the franchise will sublease the dealership property from us, but we are not released from the underlying lease obligation to the primary landlord. We rely on the sublease income from the buyer to offset the expense incurred related to our obligation to pay the primary landlord. We also rely on the buyer to maintain the property in accordance with the terms of the sublease (which in most cases mirror the terms of the lease we have with the primary landlord). Although we assess the financial condition of a buyer at the time we sell the franchise, and seek to obtain guarantees of the buyer’s sublease obligation from the stockholders or affiliates of the buyer, the financial condition of the buyer and/or the sublease guarantors may deteriorate over time. In the event the buyer does not perform under the terms of the sublease agreement (due to the buyer’s financial condition or other factors), we may not be able to recover amounts owed to us under the terms of the sublease agreement or the related guarantees. Our operating results, financial condition and cash flows may be materially adversely affected if sublessees do not perform their obligations under the terms of the sublease agreements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

During the six months ended June 30, 2008, approximately 88.7% of our new vehicle revenue was derived from the sale of new vehicles manufactured by BMW, Honda (including Acura), Toyota (including Lexus), Mercedes, General Motors (including Cadillac) and Ford (including Volvo). Our success depends to a great extent on these manufacturers’:

•	financial condition;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

In recent years, the financial condition and operating results of Ford, General Motors and Chrysler have deteriorated significantly. As of June 30, 2008, we owned 14 Ford franchises (including Volvo), 37 General Motors franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac) and 9 Chrysler franchises (including Jeep, Dodge and Chrysler). Should the financial condition and operating results of Ford, General Motors or Chrysler continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by Ford, General Motors or Chrysler could have a material adverse effect on our future results of operations, financial condition or cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Substantially all the assets of our dealerships are pledged to secure the indebtedness under the 2006 Credit Facility and our separate floor plan indebtedness with the respective captive finance subsidiaries of BMW, Chrysler, Ford, General Motors and Mercedes. Five of the lenders under the 2006 Credit Facility are the respective captive finance subsidiaries of BMW, Mercedes, Nissan, VW and Toyota. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer captive finance subsidiaries are either owned or affiliated with BMW, Mercedes, Chrysler, Ford, General Motors, Nissan, VW and Toyota, respectively, any deterioration of our relationship with the particular captive finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Our obligations under the 2006 Credit Facility are secured with a pledge of shares of common stock of Speedway Motorsports, Inc., a publicly traded owner and operator of automobile racing facilities. These shares of Speedway Motorsports common stock are beneficially owned by Sonic Financial Corporation (“SFC”), an entity controlled by Mr. Smith. Presently, the $415.5 million borrowing limit of our 2006 Revolving Credit Sub-Facility is subject to a borrowing base calculation that is based, in part, on the value of the Speedway Motorsports shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of Speedway Motorsports common stock could reduce the amount we can borrow under the 2006 Revolving Credit Sub-Facility.

In the past, Mr. Smith has also guaranteed additional indebtedness incurred to complete certain dealership acquisitions. Mr. Smith may not be willing or able to provide similar guarantees or credit support in the future. This could impair our ability to obtain acquisition financing on favorable terms.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

A significant portion of vehicle buyers, particularly in the used car market, finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. In the event sub-prime lenders tighten their credit standards or there is a decline in the availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, revenues and profitability.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 30.6% of our total revenues for the six months ended June 30, 2008. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions. In addition, due to the provisions and terms contained in our operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the Plan is forced to terminate and be assumed by the Pension Benefit Guaranty Corporation, the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in our Annual Report on Form 10-K in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. As of June 30, 2008, our balance sheet reflected a carrying amount of approximately $1,285.4 million in goodwill (including goodwill classified as assets held for sale). If goodwill is impaired, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended June 30, 2008:

	(amounts in thousands, except share and per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2008	75,500	$19.84	75,500	$51,706
May 2008	80,900	$18.79	80,900	$50,186
June 2008	64,234	$14.11	64,234	$49,280

Total	220,634	$17.79	220,634	$49,280

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

See Note 6 to our annual financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held April 24, 2008, Mr. O. Bruton Smith, Mr. B. Scott Smith, Mr. William I. Belk, Mr. William P. Benton, Mr. William R. Brooks, Mr. Victor H. Doolan, Mr. H. Robert Heller, Mr. Jeffrey C. Rachor, Mr. Robert L. Rewey and Mr. David C. Vorhoff were voted on by Sonic’s stockholders for the position of Director.

	Votes For	Votes Withheld
Election of O. Bruton Smith	145,496,912	572,278
Election of B. Scott Smith	145,499,606	569,584
Election of William I. Belk	145,942,909	126,281
Election of William P. Benton	145,885,867	183,323
Election of William R. Brooks	145,490,535	578,655
Election of Victor H. Doolan	145,942,437	126,753
Election of H. Robert Heller	145,943,539	125,651
Election of Jeffrey C. Rachor	145,499,996	569,194
Election of Robert L. Rewey	145,941,807	127,383
Election of David C. Vorhoff	145,942,387	126,803

In addition to the election of the ten directors, the stockholders approved:

•	the appointment of Deloitte & Touche as Sonic’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Ratification of Deloitte & Touche as the independent registered public accounting firm	145,921,026	142,699	5,465	—

On June, 9, 2008 Sonic filed a Current Report on Form 8-K announcing the dismissal of Deloitte & Touche LLP (“Deloitte & Touche”), as its independent registered public accountants. In accordance with its charter, the Audit Committee of Sonic’s board of directors approved the dismissal of Deloitte & Touche. Sonic has engaged Ernst & Young LLP (“E&Y”) as its new independent registered public accountants to audit the consolidated financial statements of Sonic for the fiscal year ending December 31, 2008. The Audit Committee of Sonic’s board of directors approved the engagement of E&Y.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment No. 3 to Credit Agreement dated February 17, 2006

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

SONIC AUTOMOTIVE, INC.

Date: July 29, 2008	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: July 29, 2008	By:	/s/ David P. Cosper
David P. Cosper
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment No. 3 to Credit Agreement dated February 17, 2006