Form 10-Q
period 2008-09-30
SONIC AUTOMOTIVE INC
filed 2008-10-31
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2008, there were 28,056,128 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues:
New vehicles	$1,302,852	$1,042,383	$3,649,192	$3,299,681
Used vehicles	363,785	339,498	1,034,375	1,088,808
Wholesale vehicles	100,201	72,316	304,173	239,118

Total vehicles	1,766,838	1,454,197	4,987,740	4,627,607
Parts, service and collision repair	292,044	284,132	853,650	871,713
Finance, insurance and other	53,600	46,512	152,729	150,148

Total revenues	2,112,482	1,784,841	5,994,119	5,649,468
Cost of Sales:
New vehicles	(1,211,134)	(970,744)	(3,392,840)	(3,073,785)
Used vehicles	(331,808)	(312,261)	(938,946)	(996,320)
Wholesale vehicles	(101,705)	(73,655)	(306,992)	(243,361)

Total vehicles	(1,644,647)	(1,356,660)	(4,638,778)	(4,313,466)
Parts, service and collision repair	(143,872)	(142,488)	(422,014)	(436,797)

Total cost of sales	(1,788,519)	(1,499,148)	(5,060,792)	(4,750,263)
Gross profit	323,963	285,693	933,327	899,205
Selling, general and administrative expenses	(240,243)	(267,961)	(701,621)	(749,651)
Depreciation and amortization	(5,338)	(8,912)	(19,163)	(25,656)

Operating income	78,382	8,820	212,543	123,898
Other income / (expense):
Interest expense, floor plan	(16,660)	(9,744)	(49,002)	(34,467)
Interest expense, other, net	(10,898)	(16,661)	(28,446)	(43,439)
Other income / (expense), net	(5)	(10)	85	87

Total other expense	(27,563)	(26,415)	(77,363)	(77,819)

Income / (loss) from continuing operations before taxes	50,819	(17,595)	135,180	46,079
Income tax (provision) benefit	(19,903)	6,214	(53,159)	(19,256)

Income / (loss) from continuing operations	30,916	(11,381)	82,021	26,823
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(6,870)	(19,954)	(13,651)	(38,790)
Income tax benefit	2,061	5,986	4,096	11,637

Loss from discontinued operations	(4,809)	(13,968)	(9,555)	(27,153)

Net income / (loss)	$26,107	$(25,349)	$72,466	$(330)

Basic earnings (loss) per share:
Earnings / (loss) per share from continuing operations	$0.73	$(0.28)	$1.92	$0.66
Loss per share from discontinued operations	(0.12)	(0.35)	(0.23)	(0.67)

Earnings / (loss) per share	$0.61	$(0.63)	$1.69	$(0.01)

Weighted average common shares outstanding	42,539	40,138	42,769	40,447

Diluted earnings (loss) per share:
Earnings/ (loss) per share from continuing operations	$0.68	$(0.28)	$1.79	$0.66
Loss per share from discontinued operations	(0.10)	(0.35)	(0.20)	(0.67)

Earnings / (loss) per share	$0.58	$(0.63)	$1.59	$(0.01)

Weighted average common shares outstanding	46,978	40,138	47,631	40,626

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2007	September 30, 2008
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,514	$7,340
Receivables, net	347,309	214,625
Inventories	1,093,017	1,030,704
Assets held for sale	87,342	110,815
Other current assets	35,879	34,836

Total Current Assets	1,580,061	1,398,320
Property and Equipment, net	286,591	381,950
Goodwill	1,276,074	1,254,403
Other Intangible Assets, net	111,342	95,974
Other Assets	28,676	21,705

Total Assets	$3,282,744	$3,152,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$298,376	$233,746
Notes payable - floor plan - non-trade	827,294	757,825
Trade accounts payable	66,026	49,903
Accrued interest	19,202	14,543
Other accrued liabilities	162,430	158,842
Liabilities associated with assets held for sale - trade	25,057	12,019
Liabilities associated with assets held for sale - non-trade	23,535	30,909
Current maturities of long-term debt	4,197	131,705

Total Current Liabilities	1,426,117	1,389,492
Long-Term Debt	697,800	638,970
Other Long-Term Liabilities	83,829	97,510
Deferred Income Taxes	144,170	124,644
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 42,413,646 shares issued and 29,298,482 shares outstanding at December 31, 2007; 42,912,201 shares issued and 28,056,128 shares outstanding at September 30, 2008	424	428
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,400,000 shares issued and 12,029,375 shares outstanding at December 31, 2007 and September 30, 2008	121	121
Paid-in capital	488,983	503,148
Retained earnings	664,280	649,692
Accumulated other comprehensive income	(15,114)	(15,151)
Treasury stock, at cost (13,115,164 Class A shares held at December 31, 2007 and 14,856,073 Class A shares held at September 30, 2008)	(207,866)	(236,502)

Total Stockholders’ Equity	930,828	901,736

Total Liabilities and Stockholders’ Equity	$3,282,744	$3,152,352

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2007	42,414	$424	12,029	$121	$488,983	$664,280	$(207,866)	$(15,114)	$930,828
Shares awarded under stock compensation plans	498	4	—	—	5,143	—	—	—	5,147	—
Purchases of treasury stock	—	—	—	—	—	—	(28,636)	—	(28,636)	—

Income tax benefit associated with stock compensation plans	—	—	—	—	1,195	—	—	—	1,195	—
Income tax benefit associated with convertible note hedge	—	—	—	—	1,625	—	—	—	1,625	—
Fair value of interest rate swap agreements, net of tax expense of $43	—	—	—	—	—	—	—	(352)	(352)	(352)
Unrealized loss on available-for-sale securities, net of tax benefit of $66	—	—	—	—	—	—	—	315	315	315
Stock-based compensation expense	—	—	—	—	2,102	—	—	—	2,102	—
Restricted stock amortization, net of forfeitures	—	—	—	—	4,100	—	—	—	4,100	—
Net loss	—	—	—	—	—	(330)	—	—	(330)	(330)
Dividends ($0.36 per share)	—	—	—	—	—	(14,258)	—	—	(14,258)	—

BALANCE AT SEPTEMBER 30, 2008	42,912	$428	12,029	$121	$503,148	$649,692	$(236,502)	$(15,151)	$901,736	$(367)

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72,466	$(330)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	20,258	26,418
Provision for bad debt expense	2,569	2,072
Other amortization	829	966
Debt issuance cost amortization	856	909
Debt discount amortization, net of premium amortization	588	719
Stock—based compensation expense	4,367	2,102
Amortization of restricted stock	2,845	4,206
Restricted stock forfeiture	(2,426)	(106)
Deferred income taxes	(2,216)	(20,531)
Equity interest in earnings of investees	(499)	(279)
Impairment of favorable lease asset	—	1,903
Impairment of franchise agreements	3,100	15,700
Impairment of property and equipment and other assets	2,662	24,118
Loss on disposal of franchises and property and equipment	16	2,579
Loss on exit of leased dealerships	568	16,440
Changes in assets and liabilities that relate to operations:
Receivables	23,022	130,612
Inventories	16,263	54,156
Other assets	2,532	2,324
Notes payable - floor plan - trade	(146,338)	(77,668)
Trade accounts payable and other liabilities	25,983	(27,964)

Total adjustments	(45,021)	158,676

Net cash provided by operating activities	27,445	158,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(211,671)	(22,929)
Purchases of property and equipment	(59,592)	(122,312)
Proceeds from sales of property and equipment	29,657	2,156
Proceeds from sale of franchises	52,415	23,851
Distributions from equity investees	900	600

Net cash used in investing activities	(188,291)	(118,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable floor plan—non-trade	108,837	(62,095)
Borrowings on revolving credit facilities	856,273	703,132
Repayments on revolving credit facilities	(784,859)	(703,961)
Proceeds from long-term debt	17,335	56,913
Payments on long-term debt	(1,580)	(7,807)
Purchases of treasury stock	(34,423)	(28,636)
Income tax benefit associated with stock compensation plans	3,398	1,195
Income tax benefit associated with convertible hedge	1,416	1,625
Issuance of shares under stock compensation plans	13,172	5,147
Dividends paid	(15,732)	(14,399)

Net cash provided by/(used in) financing activities	163,837	(48,886)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,991	(9,174)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,696	16,514

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,687	$7,340

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Adoption of FIN 48	$(8,582)	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax (benefit) / expense of $(3,022) and $43 for the nine month period ended September 30, 2007 and 2008, respectively)	$(4,930)	$(352)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amount capitalized	$87,127	$87,590
Income taxes	$37,698	$12,804

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial information for the third quarter and nine month period ended September 30, 2008 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2007, which were included in Sonic’s Annual Report on Form 10-K.

Reclassifications – The statement of income for the third quarter and nine month period ended September 30, 2007 reflects the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to September 30, 2007. The statement of income for the third quarter and nine month period ended September 30, 2007 also reflects the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of September 30, 2007 but which Sonic has decided to retain and operate as of September 30, 2008.

Recent Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method. The provisions of FSP APB 14-a apply to Sonic’s 4.25% Convertible Senior Subordinated Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. Sonic is currently evaluating the effect of adopting the provisions of FSP APB 14-a.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(dollars in thousands)
Balance, December 31, 2007	$8,164
Lease exit expense	16,440
Lease exit expense recovery	(221)
Payments	(5,881)

Balance, September 30, 2008	$18,502

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions – The aggregate purchase price for franchises acquired during the nine month period ended September 30, 2008 totaled approximately $22.4 million in cash, net of cash acquired. These cash outflows were funded by cash from operations, borrowings under our revolving credit facility and borrowings under our floor plan facilities. The balance sheet as of September 30, 2008 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these allocations, Sonic has recorded the following related to 2008 acquisitions:

•	$13.1 million of net assets relating to dealership operations;

•	$3.2 million of intangible assets representing rights acquired under franchise agreements, all of which is expected to be tax deductible; and

•	$6.1 million of goodwill, all of which is expected to be tax deductible.

Dispositions – In the nine month period ended September 30, 2008, Sonic identified an additional 14 franchises to be held for sale and Sonic decided to retain and operate four franchises which were held for sale as of December 31, 2007. These 14 additional franchises have been identified as held for sale because of unprofitable operations or various strategic considerations. All franchises held for sale are expected to be sold within one year from September 30, 2008. The operating results of these franchises are included in the loss from discontinued operations in Sonic’s statements of income. Assets to be disposed of in connection with franchises held for sale but not yet sold have been classified in assets held for sale in Sonic’s balance sheets along with other assets held for sale. The major components of assets held for sale consist of the following:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	December 31, 2007	September 30, 2008
Inventories	$54,028	$49,058
Property and equipment, net	22,137	29,529
Goodwill	8,777	31,228
Franchise assets	2,400	1,000

Assets held for sale	$87,342	$110,815

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	(dollars in thousands)		(dollars in thousands)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$205,564	$75,857	$637,090	$313,554
Franchise agreement and other asset impairments	(1,850)	(2,700)	(3,100)	(7,000)
Lease exit charges	(286)	(10,927)	(884)	(12,444)
Property impairment charges	(1,534)	(3,317)	(1,974)	(5,434)
Favorable lease asset impairment charges	—	—	—	(1,903)
Gain / (Loss) on disposal of franchises	579	(137)	803	(3,080)
Pre-tax losses	(6,870)	(19,954)	(13,651)	(38,790)

Franchise asset and other asset impairment charges recorded relate to revising the estimated fair value of franchises and other assets held for sale. Lease exit charges recorded for the third quarter and nine month period ended September 30, 2007 and 2008 relate to the revision of estimates and establishment of lease exit accruals. The lease exit accruals are calculated by either discounting the remaining lease payments, net of estimated sublease proceeds, or estimating the amount necessary to satisfy the lease commitment to the landlord. For a discussion of property impairment charges, see footnote 4 and for a discussion of favorable lease asset impairment charges see footnote 5.

Sonic allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the third quarter ended September 30, 2007 and 2008 was $0.9 million and $0.6 million, respectively. Interest allocated to discontinued operations for the nine month period ended September 30, 2007 and 2008 was $2.7 million and $1.9 million, respectively.

3. INVENTORIES

Inventories consist of the following:

	(dollars in thousands)
	December 31, 2007	September 30, 2008
New vehicles	$836,252	$814,067
Used vehicles	168,851	132,186
Parts and accessories	61,153	57,693
Other	80,789	75,816

	$1,147,045	$1,079,762
Less inventories classified as assets held for sale	(54,028)	(49,058)

Inventories	$1,093,017	$1,030,704

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(dollars in thousands)
	December 31, 2007	September 30, 2008
Land	$30,644	$66,858
Building and improvements	218,383	305,283
Office equipment and fixtures	66,906	68,107
Parts and service equipment	53,091	53,024
Company vehicles	10,187	9,361
Construction in progress	34,265	27,754

Total, at cost	413,476	530,387
Less accumulated depreciation	(98,327)	(118,908)

Subtotal	315,149	411,479
Less assets held for sale	(22,137)	(29,529)
Less construction in progress and land expected to be sold	(6,421)	—

Property and equipment, net	$286,591	$381,950

“Construction in progress and land expected to be sold” represent dealership facilities that are or were expected to be completed and sold within one year in sale-leaseback transactions. These assets have been classified as other current assets in Sonic’s balance sheet. Subsequent to December 31, 2007, Sonic made the decision to retain the construction in progress and land expected to be sold and reclassified the December 31, 2007 balances into land and construction in progress for the third quarter and nine month period ended September 30, 2008.

As part of Sonic’s on-going assessment of less profitable franchises and strategic alternatives for use of its property and equipment, property and equipment impairment charges of $18.4 and $20.8 million were recorded in the third quarter and nine month period ended September 30, 2008, respectively. In the quarter ended September 30, 2008, $3.3 million was included in discontinued operations and $15.1 million was included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income. Of the $20.8 million recorded in the nine month period ended September 30, 2008, $5.4 million was included in discontinued operations and $15.4 million was included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Property and equipment impairment charges of $2.2 and $2.7 million were recorded in the quarter and nine month period ended September 30, 2007, respectively. In the quarter ended September 30, 2007, $1.5 million was included in discontinued operations and $0.7 million was included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income. Of the $2.7 million recorded in the nine month period ended September 30, 2007, $2.0 million was included in discontinued operations and $0.7 million was included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL AND INTANGIBLE ASSETS

	Franchise Agreements	Goodwill
Balance, December 31, 2007	$89,900	$1,276,074

Additions through current year acquisitions	3,200	6,148
Prior year acquisition allocations	—	517
Impairment expense	(15,700)	—
Reductions from sales of franchises	(1,400)	(5,885)
Reclassification to assets held for sale, net	1,400	(22,451)

Balance, September 30, 2008	$77,400	$1,254,403

At December 31, 2007, Sonic had $21.4 million of definite life intangibles recorded relating to favorable lease agreements. In the nine month period ended September 30, 2008, Sonic recorded an impairment charge of $1.9 million within discontinued operations related to its definite life intangibles. The impairment charge was recorded based on management’s estimate that sublease income from certain properties would not allow Sonic to recover the recorded value of favorable lease assets related to the properties. After the effect of the nine month period charge and amortization of the definite life intangibles, the balance recorded at September 30, 2008 was $18.6 million and was included in Other Intangible Assets, net, in the accompanying Condensed Consolidated Balance Sheets.

In the nine month period ended September 30, 2008, Sonic recorded franchise asset impairment charges of $12.4 million within continuing operations and $3.3 million within discontinued operations. The impairment charges were recorded based on management’s estimate that the recorded values would not be recoverable either through operating cash flows or through an eventual sale of the franchise.

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that it is more likely than not that impairment might have occurred. Sonic uses several assumptions in this evaluation. These assumptions involve the use of historical cash flows, a discounted cash flow model utilizing estimated future earnings and Sonic’s weighted average cost of capital. If the fair value of the reporting unit in this evaluation is less than its carrying value, Sonic is then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. The fair value of the goodwill resulting from this allocation process is then compared to the carrying value of the goodwill with the difference representing the amount of impairment.

At September 30, 2008, based on an adverse change in the general business climate, Sonic’s reduced earnings and cash flow forecast for the remainder of fiscal year 2008 and fiscal year 2009 and the recent decrease in Sonic’s market capitalization, Sonic determined that an interim test for impairment of goodwill of its single reporting unit was appropriate. In accordance with applicable accounting pronouncements, Sonic was then required to determine if the fair value of its reporting unit was less than its carrying value.

During the quarter ended September 30, 2008, and continuing into October of 2008, Sonic’s stock price declined significantly to a level indicating a market capitalization well below book value. In analyzing the decline in the stock price, Sonic considered the decline to be primarily attributed to general market declines, overall concerns with regard to the automotive industry and the effects of declining consumer spending. While this decline was considered in Sonic’s analysis of potential impairment, Sonic concluded that the unusual and severe conditions in the stock market meant that a market capitalization based approach was not the most reliable indicator of fair value. Given that Sonic and the automotive retail industry have relatively predictable cash flows over time, Sonic utilized a discounted cash flow model to estimate the fair value of its reporting unit. Based on the results of this analysis, Sonic estimated that the fair value of its reporting unit was higher than the reporting unit’s carrying value. Accordingly, Sonic was not required to conduct the second step of the impairment test described above, and Sonic recognized no impairment of the carrying value of its goodwill balances as of September 30, 2008.

As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” Sonic will perform its annual goodwill impairment test at December 31, 2008, and will continue to monitor the need for additional interim impairment tests. If in future periods Sonic determines that the fair value of its reporting unit is less than its carrying value, Sonic believes that application of the second step of the impairment test would result in a substantial impairment

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

charge to goodwill and the amount of such impairment charge would likely be materially adverse to Sonic’s consolidated operating results and financial position.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(dollars in thousands)
	December 31, 2007	September 30, 2008
2006 Revolving Credit Sub-Facility(1) collateralized by all assets of Sonic	$70,000	$69,171
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $2,202 and $1,964, respectively	272,798	273,036
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing May 7, 2009, net of discount of $879 and $405, respectively	129,221	124,846
Convertible Senior Subordinated Notes bearing interest at 4.25%, maturing November 30, 2015, redeemable on or after October 31, 2010, net of discount of $2,442 and $1,846, respectively	157,558	158,154
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $4,010 and $3,413, respectively	25,490	23,599
Mortgage notes to finance companies-fixed rate, bearing interest from 5.80% to 7.03% with combined monthly principal and interest payments of $435, maturing August 2014 through September 2028	28,988	81,196
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.65 percentage points above one-month LIBOR with monthly principal payments, currently of $179, combined with interest, maturing June 2013 through January 2018	17,427	33,822
Fair value of Variable Swaps	724	597
Other	(209)	6,254

	$701,997	$770,675
Less current maturities(2)	(4,197)	(131,705)

Long-term debt	$697,800	$638,970

(1)	Interest rate on the revolving credit sub-facility is based on a performance based grid that ranges from 1.75% to 2.75% above LIBOR. The rate was 2.00% above LIBOR at December 31, 2007 and at September 30, 2008.
(2)	Current maturities include Sonic’s 5.25% Convertible Senior Subordinated Notes maturing May 7, 2009.

During the third quarter ended September 30, 2008, Sonic repurchased $4.9 million of its 5.25% Convertible Senior Subordinated Notes in an open market transaction. Subsequent to September 30, 2008, Sonic repurchased $20.0 million of its 5.25% Convertible Senior Subordinated Notes in an open market transaction.

During the nine month period ended September 30, 2008, Sonic exercised an accordion feature related to its four-year syndicated credit facility (the “2006 Credit Facility”), increasing the availability of new vehicle floor plan financing from $700.0 million to $775.6 million, increasing the availability of used vehicle inventory floor plan financing from $150.0 million to $193.9 million, and increasing the availability of revolving credit borrowings (the “2006 Revolving Credit Sub-Facility”) from $350.0 million to $415.5 million. Availability under the 2006 Revolving Credit Sub-Facility is subject to a borrowing base calculation and is reduced on a dollar for dollar basis by any outstanding letters of credit. As of September 30, 2008, Sonic had $152.8 million available for additional borrowings under its 2006 Revolving Credit Sub-Facility.

Neither of the conversion features on the 5.25% or 4.25% convertible senior subordinated notes was satisfied during the nine months ended September 30, 2008. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of September 30, 2008.

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

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance - December 31, 2007	3,938	$7.80 - $37.50	$21.05	5.3	$9,707

Exercised	(431)	$9.19 - $19.23	11.92
Forfeited	(92)	$7.94 - $37.50	28.86

Balance - September 30, 2008	3,415	$7.80 - $37.50	$21.99	4.9	$92

Exercisable	3,296	$7.80 - $37.50	$21.84	4.8	$92

(amounts in thousands, except per option data)	Nine Months Ended September 30, 2008
Intrinsic Value of Options Exercised	$3,146
Fair Value of Options Vested	5,673

Sonic recognized compensation expense related to previously issued stock options within selling, general and administrative expenses of $1.8 million and $0.3 million in the third quarter ended September 30, 2007 and 2008, respectively. Sonic recognized stock option expense of $4.4 million and $2.1 million in the nine month period ended September 30, 2007 and 2008, respectively. Tax benefits recognized related to the compensation expenses were $0.7 million and $0.1 million for the third quarter ended September 30, 2007 and 2008, respectively. Tax benefits recognized related to the compensation expenses were $1.7 million and $0.8 million for the nine month period ended September 30, 2007 and 2008, respectively. The total compensation cost related to unvested options not yet recognized at September 30, 2008 was $0.5 million and is expected to be recognized over a weighted average period of 1.4 years. Sonic received $5.1 million in cash from the exercise of stock options during the nine month period ended September 30, 2008, and recognized a tax benefit of $1.2 million associated with these option exercises.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2007	411	$23.76
Granted	311	15.27
Forfeited	(18)	20.60
Vested	(67)	27.13

Balance - September 30, 2008	637	$19.45

In the first nine months of 2008, 310,841 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s Board of Directors, executive officers and certain other employees under the 2004 Plan and the 2005 Formula Plan. Awards to the Board of Directors cliff-vest one year from the date of grant and all other awards made during the nine month period ended September 30, 2008 cliff-vest three years from the date of grant. The shares and units granted in conjunction with 2008 incentive compensation for executive officers and certain other employees are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2008 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective employee. These awards are generally subject to the same restrictions and rights as the awards granted in prior years to certain executive officers. Sonic recognized expense of $0.1 million and $1.7 million in the third quarter ended September 30, 2007 and 2008, respectively. Sonic recognized expense of $0.4 million and $4.1 million in the nine month period ended September 30, 2007 and 2008, respectively. Sonic recognized $0.7 million of tax benefit related to the compensation expenses for the third quarter ended September 30, 2008. Sonic recognized $0.2 million and $1.6 million of tax benefit for the nine month period ended September 30, 2007 and 2008, respectively. Total compensation cost related to unvested restricted stock not yet recognized at September 30, 2008 was $6.5 million, and is expected to be recognized over a weighted average period of 1.9 years.

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Third Quarter Ended September 30, 2007
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings (Loss) Per Share	42,539	$30,916	$0.73	$(4,809)	$(0.12)	$26,107	$0.61
Effect of Dilutive Securities:
Contingently Convertible
Debt (2002 Convertibles)	2,776	1,051		65		1,116
Contingently Convertible
Debt (2005 Convertibles)	755
Stock Plans	908

Diluted Earnings (Loss) Per Share	46,978	$31,967	$0.68	$(4,744)	$(0.10)	$27,223	$0.58

	For the Third Quarter Ended September 30, 2008
		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings (Loss) Per Share	40,138	$(11,381)	$(0.28)	$(13,968)	$(0.35)	$(25,349)	$(0.63)
Effect of Dilutive Securities:
Stock Plans	—

Diluted Earnings (Loss) Per Share	40,138	$(11,381)	$(0.28)	$(13,968)	$(0.35)	$(25,349)	$(0.63)

	For Nine Months Ended September 30, 2007
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings (Loss) Per Share	42,769	$82,021	$1.92	$(9,555)	$(0.23)	$72,466	$1.69
Effect of Dilutive Securities:
Contingently Convertible
Debt (2002 Convertibles)	2,776	3,129		232		3,361
Contingently Convertible
Debt (2005 Convertibles)	1,095
Stock Plans	991

Diluted Earnings (Loss) Per Share	47,631	$85,150	$1.79	$(9,323)	$(0.20)	$75,827	$1.59

	For Nine Months Ended September 30, 2008
		Income From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings (Loss) Per Share	40,447	$26,823	$0.66	$(27,153)	$(0.67)	$(330)	$(0.01)
Effect of Dilutive Securities:
Stock Plans	179

Diluted Earnings (Loss) Per Share	40,626	$26,823	$0.66	$(27,153)	$(0.67)	$(330)	$(0.01)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the stock options included in the table above, options to purchase 0.8 million shares and 3.1 million shares of Class A common stock were outstanding at September 30, 2007 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

9. CONTINGENCIES

Legal and Other Proceedings:

Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and Sonic’s Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. No court has made a finding to date regarding actual liability in this lawsuit. Sonic intends to continue its vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. This group of plaintiffs’ attorneys has filed another private civil class action lawsuit in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. Before the end of 2008, we expect the claimants in the consolidated arbitration to file a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships, excluding California and Florida. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. Sonic will oppose Claimants’ Motion for Class Certification, if it is filed, and intends to continue its vigorous defense of this arbitration. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

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

Included in other accrued liabilities at December 31, 2007 and September 30, 2008 were $1.9 million and $5.8 million, respectively, in reserves that Sonic has provided for pending proceedings.

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

termination of the lease, to the extent that the assignee or sublessee does not perform. There are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled $1.5 million at September 30, 2008. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sublessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications and / or guarantees from the parent company, affiliates and / or owners of these assignees and sublessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $14.8 million and $14.6 million at December 31, 2007 and September 30, 2008, respectively. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment under Financial Accounting Standands No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets or liabilities recorded at fair value in the accompanying balance sheet as of September 30, 2008 are as follows:

		Fair Value at Reporting Date Using:
(amounts in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities (1)	6.7	$6.7	$—	$—
Fair Value Swaps (2)	0.3	—	0.3	—
Cash Flow Swaps (3)	(24.4)	—	(24.4)	—

Total	$(17.4)	$6.7	$(24.1)	$—

(1)	- Included within other current assets in the accompanying balance sheet
(2)	- Included within other assets in the accompanying balance sheet
(3)	- Included net of taxes of $9.2 million in accumulated other comprehensive income in the accompanying balance sheet

During the third quarter and nine month period ended September 30, 2008, Sonic recorded unrealized losses related to trading securities in the amount of $0.8 million and $2.0 million, respectively. Sonic also recorded a realized loss on trading securities of $0.5 million in the third quarter ended September 30, 2008. These losses are included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Furthermore, during the nine months ended September 30, 2008, Sonic settled four of its fair value swaps with notional values totaling $125.0 million. The swaps were settled with a net settlement payment to Sonic of $0.4 million. This settlement gain was deferred and will be amortized over the remaining term of the initial swaps underlying Sonic’s 8.625% Senior Subordinated Notes maturing August 15, 2013.

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

Overview

We are one of the largest automotive retailers in the United States. As of September 30, 2008, we operated 166 dealership franchises, representing 33 different brands of cars and light trucks, at 139 locations and 31 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers. Although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts service and collision repair services are not directly tied to vehicle sales and are not as dependent upon near-term sales volume. As a result, we believe the diversity of these products and services reduces the risk of periodic economic downturns.

Economic Conditions

Beginning near the end of the second quarter and throughout the third quarter of 2008, the automobile retailing industry has been negatively affected by the tightening of credit markets and waning consumer confidence. The uncertainty that exists related to the overall economy in the United States continues through the date of this report. As discussed in the paragraphs that follow, the demand for new and used vehicles has declined significantly and has negatively impacted our results of operations. Due to the turmoil in the financial services industry, the availability of credit has declined substantially for all consumers except those with high credit scores. Typical sources of financing, including captive finance companies associated with vehicle manufacturers, have also reduced the amount of credit available. For example, General Motors Acceptance Corporation (“GMAC”) historically has been a substantial source of lease financing to customers and floor plan financing to dealers. During the quarter, GMAC announced it was reducing the scope of its leasing activities and increasing the floor plan interest rates charged to dealers. Rising floor plan interest rates have forced dealers to maintain tighter controls on inventory levels and may affect the product offering to consumers. GMAC has also stated they would not make loans to customers with FICO credit scores below 700. The lack of liquidity resulting from the financial services industry crisis has also hindered our ability to obtain additional debt financing at interest rates that are acceptable to us. We may be forced to finance more of our capital structure with our 2006 Revolving Credit Sub-Facility then originally anticipated. Certain industry analysts believe it is possible for current conditions to continue through the latter part of 2009 without any noticeable improvement and for recovery to begin in early 2010. As discussed in Item 1A – Risk Factors of this Report, our business is cyclical in nature and dependent on consumer confidence and the availability of consumer credit.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the third quarter and nine month period ended September 30, 2007 and 2008:

	Percentage of New Vehicle Revenue Quarter Ended September 30,		Percentage of New Vehicle Revenue Nine Months Ended September 30,
	2007	2008	2007	2008
Brand (1)

BMW	16.6%	19.1%	15.8%	17.7%
Honda	14.5%	15.5%	14.9%	15.2%
Toyota	11.5%	10.5%	11.5%	10.9%
Mercedes	9.6%	10.5%	9.6%	10.5%
Ford	7.0%	6.7%	7.6%	8.3%
General Motors (2)	8.5%	8.4%	8.6%	8.0%
Cadillac	8.0%	6.3%	8.2%	6.7%
Lexus	6.7%	6.0%	6.9%	5.8%
Audi	1.6%	2.0%	1.6%	1.9%
Volkswagen	1.3%	1.8%	1.3%	1.6%
Porsche	1.3%	1.3%	1.4%	1.4%
Hyundai	1.5%	1.5%	1.5%	1.4%
Land Rover	1.9%	1.1%	1.7%	1.3%
Infiniti	1.2%	1.3%	1.3%	1.2%
Volvo	1.7%	0.9%	1.8%	1.1%
Nissan	1.3%	1.1%	1.4%	1.1%
Acura	1.1%	1.0%	1.2%	1.1%
Chrysler (3)	0.8%	0.5%	0.5%	0.5%
Other Luxury (4)	1.1%	1.1%	1.2%	1.2%
Other (5)	2.8%	3.4%	2.0%	3.1%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to September 30, 2007 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying unaudited Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Chrysler, Dodge and Jeep
(4)	Includes Hummer, Jaguar, and Saab
(5)	Includes Isuzu, KIA, Mini, Scion and Subaru

Results of Operations

In conjunction with the adverse change in the general business climate experienced in the third quarter of 2008 and the anticipation that cash flow estimates for fiscal year 2009 will be lower than originally expected, we reviewed certain operating initiatives, franchise asset valuation and property and equipment realization. As a result of the review of operating initiatives, we determined that the planned use of certain leased properties or the completion of certain capital projects would not occur. Accordingly, we recorded lease exit accruals and impairment charges on construction in progress projects. Realization of recorded franchise asset balances and recorded property and equipment asset balances was also evaluated. Based on historical and projected operating losses for certain continuing operations dealerships, we estimated that certain dealerships would not be able to recover recorded franchise asset and property and equipment asset balances. In addition, due to lowering the estimate of proceeds from the sale of certain dealership franchises held for sale, we recorded franchise asset and property and equipment asset impairment charges in discontinued operations. Lastly, other impairment charges and legal reserves were recorded based on changes in estimates. All of the charges discussed above that relate to continuing

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operations were recorded in selling, general and administrative expenses. The total pre-tax charge recorded in continuing operations in the third quarter ended September 30, 2008 was approximately $35.0 million. The total pre-tax charge recorded in discontinued operations in the third quarter ended September 30, 2008 was approximately $16.6 million.

In addition, during the third quarter ended September 30, 2008, our results of operations were negatively impacted by the effects of Hurricane Ike on our stores in the Houston market. We estimate the overall impact (physical damage and business interruption) on the third quarter ended September 30, 2008 lowered pretax earnings by approximately $6.0 million. Due to deductible levels and other provisions within our insurance policies, we do not believe recovery from these policies will be significant and have not recorded any benefit that might result from filing claims.

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

SAAR (in millions of vehicles)	2007	2008	% Change
Third Quarter Ended September 30,	16.0	12.9	(19.4)%
Nine Months Ended September 30,	16.2	14.1	(13.0)%

	Quarter Ended		Units or $ Change	% Change	Nine Months Ended		Units or $ Change	% Change
	9/30/2007	9/30/2008			9/30/2007	9/30/2008
Total New Vehicle Units
Same Store	39,556	31,321	(8,235)	(20.8)%	111,803	97,959	(13,844)	(12.4)%
Acquisitions and Other	402	571	169	42.0%	589	3,874	3,285	557.7%

Total as Reported	39,958	31,892	(8,066)	(20.2)%	112,392	101,833	(10,559)	(9.4)%

Total New Vehicle Revenues (in thousands)
Same Store	$1,287,086	$1,019,302	$(267,784)	(20.8)%	$3,623,571	$3,119,735	$(503,836)	(13.9)%
Acquisitions and Other	15,766	23,081	7,315	46.4%	25,621	179,946	154,325	602.3%

Total as Reported	$1,302,852	$1,042,383	$(260,469)	(20.0)%	$3,649,192	$3,299,681	$(349,511)	(9.6)%

Total New Vehicle Unit Price
Same Store	$32,538	$32,544	$6	0.0%	$32,410	$31,847	$(563)	(1.7)%
Total Dealerships as Reported	$32,606	$32,685	$79	0.2%	$32,468	$32,403	$(65)	(0.2)%

During the third quarter ended September 30, 2008, Sonic, like other automotive retailers, experienced significant declines in customer traffic at its dealerships. We believe this was caused in part by a lack of credit availability for consumers and a general concern by consumers regarding the overall economy. Although the United States government has made various attempts to ease the lack of credit availability and strengthen consumer confidence, we believe these conditions will continue into the fourth quarter of 2008 and well into 2009.

Our overall same store unit retail declines tracked closely to the average industry declines. We experienced unit declines across all of our brands, both import and domestic during the three months ended September 30, 2008. A portion of the volume decline can be attributed to Hurricane Ike in our Houston market, which is our largest concentrated market. The remainder of the decline can be attributed to the economic conditions discussed above and other factors. We anticipate new vehicle unit volumes in the fourth quarter of 2008 to be consistent with or slightly lower than those experienced in the third quarter of 2008.

Our import dealerships’ average price per new unit decreased $211, or 0.6%, and $680, or 2.0%, for the third quarter and nine month period ended September 30, 2008, respectively. Our import stores’ new vehicle price per unit decreased primarily due to a change in sales mix to lower cost, more fuel efficient vehicles. Our BMW and Mercedes dealerships experienced the most significant decline in the average new price per unit during the nine month period ended September 30, 2008.

Our domestic dealerships’ average price per new unit increased $267, or 0.9%, and decreased $345, or 1.1%, for the third quarter and nine month period ended September 30, 2008, respectively, primarily due to higher fleet unit prices. Fleet unit prices at our domestic stores improved over both periods when compared to the same periods in 2007. Excluding fleet sales, our domestic stores’ average price per new retail unit decreased $126, or 0.4%, and $640, or 1.9%, for the third quarter and nine month period ended September 30, 2008, respectively. The decrease in average price per new retail unit at our domestic stores can be attributed to a shift from truck and sports utility vehicle sales to car sales during 2008.

We believe customers will continue to migrate to smaller, more fuel efficient vehicles from larger trucks and sport utility vehicles. We expect the average sales price of our vehicles to fall further due to this trend.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Used Vehicles:

	Quarter Ended		Units or $ Change	% Change	Nine Months Ended		Units or $ Change	% Change
	9/30/2007	9/30/2008			9/30/2007	9/30/2008
Total Used Vehicle Units
Same Store	17,953	16,739	(1,214)	(6.8)%	51,556	52,660	1,104	2.1%
Acquisitions and Other	103	255	152	147.6%	202	1,600	1,398	692.1%

Total as Reported	18,056	16,994	(1,062)	(5.9)%	51,758	54,260	2,502	4.8%

Total Used Vehicle Revenues (in thousands)
Same Store	$360,460	$332,576	$(27,884)	(7.7)%	$1,027,864	$1,044,086	$16,222	1.6%
Acquisitions and Other	3,325	6,922	3,597	108.2%	6,511	44,722	38,211	586.9%

Total as Reported	$363,785	$339,498	$(24,287)	(6.7)%	$1,034,375	$1,088,808	$54,433	5.3%

Total Used Vehicle Unit Price
Same Store	$20,078	$19,868	$(210)	(1.0)%	$19,937	$19,827	$(110)	(0.6)%
Total Dealerships as Reported	$20,148	$19,978	$(170)	(0.8)%	$19,985	$20,066	$81	0.4%

We believe our used vehicle volume was also affected by Hurricane Ike, consumer confidence levels and a challenging consumer credit environment. Recently implemented standardized used vehicle merchandising process at our dealerships enabled us to outperform the national average in used vehicle unit volume, with the national average declining 8.7% and 5.8% for the third quarter and nine month period ended September 30, 2008, respectively. During the third quarter and nine month period ended September 30, 2008, we continued to implement the second generation of our standardized used vehicle merchandising process. The second generation process includes enhanced visibility to vehicle market pricing and other inventory data, allowing us to price our used vehicles more competitively and physically move certain used vehicles to specific dealerships within a particular region that have shown success in retailing the specific type of used vehicle. We continue to see improvements in our certified pre-owned (CPO) unit volume. On a same store basis, sales of CPO units increased 15.5% for the third quarter ended September 30, 2008 and 20.0% for the nine month period ended September 30, 2008 compared to the same period in the prior year.

Wholesale Vehicles:

	Quarter Ended		Units or $ Change	% Change	Nine Months Ended		Units or $ Change	% Change
	9/30/2007	9/30/2008			9/30/2007	9/30/2008
Total Wholesale Vehicle Units
Same Store	11,149	9,449	(1,700)	(15.2)%	33,734	29,696	(4,038)	(12.0)%
Acquisitions and Other	81	114	33	40.7%	135	681	546	404.4%

Total as Reported	11,230	9,563	(1,667)	(14.8)%	33,869	30,377	(3,492)	(10.3)%

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$99,311	$71,029	$(28,282)	(28.5)%	$302,123	$230,830	$(71,293)	(23.6)%
Acquisitions and Other	890	1,287	397	44.6%	2,050	8,288	6,238	304.3%

Total as Reported	$100,201	$72,316	$(27,885)	(27.8)%	$304,173	$239,118	$(65,055)	(21.4)%

Total Wholesale Unit Price
Same Store	$8,908	$7,517	$(1,391)	(15.6)%	$8,956	$7,773	$(1,183)	(13.2)%
Total Dealerships as Reported	$8,923	$7,562	$(1,361)	(15.3)%	$8,981	$7,872	$(1,109)	(12.3)%

Lower wholesale vehicle revenues during the third quarter and nine month period ended September 30, 2008 resulted from a decline in wholesale unit sales coupled with a decrease in average wholesale price per unit. The decrease in unit volume can be primarily attributed to our increased focus on retail used vehicles (see “Used Vehicles” above) and fewer vehicles received in trades for new and used vehicles due to declines in overall retail activity.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Parts, Service and Collision Repair (“Fixed Operations”):

	Quarter Ended				Nine Months Ended
	9/30/2007	9/30/2008	$ Change	% Change	9/30/2007	9/30/2008	$ Change	% Change
Total Fixed Operations (in thousands)
Same Store	$288,585	$277,494	$(11,091)	(3.8)%	$846,993	$835,598	$(11,395)	(1.3)%
Acquisitions and Other	3,459	6,638	3,179	91.9%	6,657	36,115	29,458	442.5%

Total as Reported	$292,044	$284,132	$(7,912)	(2.7)%	$853,650	$871,713	$18,063	2.1%

	Quarter Ended		$	%	Nine Months Ended		$	%
	9/30/2007	9/30/2008	Change	Change	9/30/2007	9/30/2008	Change	Change
Total Same Store Fixed Operations (in thousands)
Parts	$152,879	$148,522	$(4,357)	(2.8)%	$448,337	$445,717	$(2,620)	(0.6)%
Service	120,106	114,569	(5,537)	(4.6)%	352,668	$344,085	(8,583)	(2.4)%
Collision repair	15,600	14,403	(1,197)	(7.7)%	45,988	$45,796	(192)	(0.4)%

	$288,585	$277,494	$(11,091)	(3.8)%	$846,993	$835,598	$(11,395)	(1.3)%

For the third quarter and nine month period ended September 30, 2008, customer pay revenue decreased $3.7 million, or 2.8%, and $2.5 million, or 0.6%, respectively. Reductions experienced in all of our domestic brands were partially offset by improvements in our luxury and import stores, particularly our Toyota stores which improved $0.5 million, or 5.5%, and $1.8 million, or 6.5%, for the third quarter and nine month period ended September 30, 2008, respectively.

Warranty revenue decreased $3.9 million, or 7.3%, and $6.5 million, or 4.2%, for the third quarter and nine month period ended September 30, 2008, respectively, when compared to the same periods in the prior year. Our Mercedes dealerships experienced significant decreases in warranty revenue, decreasing by $1.9 million, or 23.5%, and $5.6 million, or 22.9% for the third quarter and nine month period ended September 30, 2008, compared to the same period last year.

Finance, Insurance and Other (“F&I”):

	Quarter Ended				Nine Months Ended
	9/30/2007	9/30/2008	$ Change	% Change	9/30/2007	9/30/2008	$ Change	% Change
Total Finance, Insurance and Other Revenue (in thousands)
Same Store	$52,314	$45,195	$(7,119)	(13.6)%	$149,202	$143,423	$(5,779)	(3.9)%
Acquisitions and Other	1,286	1,317	31	2.4%	3,527	6,725	3,198	90.7%

Total as Reported	$53,600	$46,512	$(7,088)	(13.2)%	$152,729	$150,148	$(2,581)	(1.7)%

Total F&I per Unit (excluding fleet)
Same Store	$983	$999	$16	1.6%	$990	$1,030	$40	4.0%
Total Dealerships as Reported	$997	$1,010	$13	1.3%	$1,008	$1,040	$32	3.2%

F&I revenue decreased in the third quarter and nine month period ended September 30, 2008 primarily due to a 15.0% and 7.6% decrease in total retail (excluding fleet) unit sales, respectively. Despite the unit decrease, F&I revenue per unit increased during the third quarter and nine month period ended September 30, 2008. The increase in F&I revenue per unit is primarily attributed to an increase in revenue per maintenance contract of 18.7% and 16.0% for the third quarter and nine month period ended September 30, 2008, respectively, compared to the same prior year periods.

Gross Profit and Gross Margins

	Quarter Ended				Nine Months Ended
	9/30/2007	9/30/2008	$ Change	% Change	9/30/2007	9/30/2008	$ Change	% Change
Total Gross Profit (in thousands)
Same Store	$318,308	$278,714	$(39,594)	(12.4)%	$923,725	$859,085	$(64,640)	(7.0)%
Acquisitions and Other	5,655	6,979	1,324	23.4%	9,602	40,120	30,518	317.8%

Total as Reported	$323,963	$285,693	$(38,270)	(11.8)%	$933,327	$899,205	$(34,122)	(3.7)%

Decreases in same store gross profit for the third quarter and nine month period ended September 30, 2008 compared to the same periods in the prior year were primarily due to lower new vehicle unit volume, which declined 20.8% and 12.4%, respectively. Despite an increase in used vehicle unit volume of 2.1% for the nine month period ended September 30, 2008, gross profit from used vehicles declined 7.0% for the same period due to economic softness and a shift toward smaller more fuel efficient vehicles. Gross profit from Fixed Operations and F&I activities remained relatively flat compared to the third quarter and nine month period ended September 30, 2007.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our overall same store gross margin percentage increased for the third quarter and nine month period ended September 30, 2008, as compared to the same period last year. The increase of 80 basis points and 50 basis points, respectively, is largely attributed to a higher percentage of our revenues being generated by higher margin revenue categories such as Fixed Operations and F&I.

	Quarter Ended				Basis Point Change		Nine Months Ended				Basis Point Change
	9/30/2007		9/30/2008				9/30/2007		9/30/2008
	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit	Revenues as a Percentage of Total Revenues	Gross Profit as a Percentage of Total Gross Profit
New Vehicles	61.6%	28.0%	58.4%	24.8%	(320)	(320)	60.9%	27.5%	58.1%	24.9%	(280)	(260)
Used Vehicles	17.3%	10.0%	19.1%	9.6%	180	(40)	17.3%	10.3%	19.4%	10.3%	210	0
Wholesale Vehicles	4.8%	(0.5)%	4.1%	(0.5)%	(70)	0	5.1%	(0.3)%	4.3%	(0.5)%	(80)	(20)
Fixed Operations	13.8%	46.0%	15.9%	49.8%	210	380	14.2%	46.3%	15.5%	48.6%	130	230
Finance, Insurance and Other	2.5%	16.5%	2.5%	16.3%	0	(20)	2.5%	16.2%	2.7%	16.7%	20	50

Total same store	100.0%	100.0%	100.0%	100.0%	—	—	100.0%	100.0%	100.0%	100.0%	—	—

The same store gross margin rates on our various revenue lines were as follows:

	Quarter Ended		Basis Point	Nine Months Ended		Basis Point
	9/30/2007	9/30/2008	Change	9/30/2007	9/30/2008	Change
New vehicles	6.9%	6.8%	(10)	7.0%	6.8%	(20)
Used vehicles	8.8%	8.1%	(70)	9.3%	8.5%	(80)
Wholesale vehicles	(1.5)%	(1.9)%	(40)	(0.9)%	(1.8)%	(90)
Parts, service and collision repair	50.8%	50.1%	(70)	50.5%	50.0%	(50)
Finance and insurance	100.0%	100.0%	—	100.0%	100.0%	—
Total same store gross margin	15.2%	16.0%	80	15.5%	16.0%	50

Gross margin rates for used vehicles declined in both the third quarter and nine month period ended September 30, 2008 compared to the prior year periods primarily due to sourcing more vehicles through wholesale auctions versus trades, actively managing our vehicle days supply to offer more favorable pricing to customers, and a shift in demand to more Certified Pre-Owned vehicles and smaller cars, which typically generate lower margin rates. Gross margin rates for parts, service and collision repair in both the third quarter and nine month period ended September 30, 2008 declined over the comparative prior year periods primarily due to a higher proportion of the sales being comprised of lower margin activities such as standard oil changes and tire sales and a proportionately lower amount of sales being comprised of higher margin business such as significant repair and maintenance work. We believe customers are choosing to forgo or delay significant repair and maintenance work due to the current economic environment.

Selling, General and Administrative Expenses (“SG&A”)

For the third quarter and nine month period ended September 30, 2008, continuing operations SG&A expenses increased $27.7 million, or 11.5%, and $48.0 million, or 6.8%, respectively, as compared to the third quarter and nine month period ended September 30, 2007. Total SG&A expenses as a percentage of gross profit were 93.8% and 83.4% for the third quarter and nine month period ended September 30, 2008, respectively, compared to 74.2% and 75.2% for the third quarter and nine month period ended September 30, 2007, respectively. These increases are primarily related to $35.0 million in charges incurred during the third quarter ended September 30, 2008 related to franchise asset and fixed asset impairments, lease exit accruals and other non-recurring charges. Additional increases are primarily due to employee compensation expenses, training costs, and fuel-related expenses, as well as approximately $3.0 million of physical damage and other costs caused by Hurricane Ike.

In the third quarter and nine month period ended September 30, 2008, total reported employee compensation expense decreased by $5.8 million, or 4.3%, and increased $1.9 million, or 0.5%, respectively, as compared to the third quarter and nine month period ended September 30, 2007. The increase in the nine month period comparison is partly due to a $2.4 million benefit recorded in the prior year period related to restricted stock forfeitures. Advertising expense decreased $2.8 million, or 16.2%, and $0.4 million, or 0.8%, during the third quarter and nine month period ended September 30, 2008, respectively, as compared to the third quarter and nine month period ended September 30, 2007. Advertising costs are lower

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

versus prior year mainly due to adjustments to advertising strategies in response to the soft operating environment. During the third quarter and nine month period ended September 30, 2008, rent and rent related expenses increased $4.3 million, or 11.5%, and $1.7 million, or 1.5%, respectively, as compared to the third quarter and nine month period ended September 30, 2007. Other SG&A expenses increased $32.0 million, or 61.5%, and $44.8 million, or 30.8%, as compared to the third quarter and nine month period ended September 30, 2007, respectively. These increases are primarily related to $35.0 million in charges incurred during the third quarter ended September 30, 2008 related to franchise asset and fixed asset impairments, lease exit accruals and other non-recurring charges. Increases in fuel-related expenses, service loaner, outside services expense and costs associated with Hurricane Ike also contributed to the overall increase. In addition, hail damage incurred at several of our stores in the mid-west during the second quarter ended June 30, 2008 resulted in a charge of approximately $2.1 million.

Depreciation and Amortization

Depreciation and amortization expense increased $3.6 million, or 67.0%, and $6.5 million, or 33.9%, respectively in the third quarter and nine month period ended September 30, 2008 as compared to the same periods last year. A favorable adjustment to depreciation expense of $2.7 million was recorded during the third quarter and nine month period ended September 30, 2007. Excluding the prior year change, continuing operations depreciation and amortization expense increased $0.9 million, or 10.9%, and $3.8 million, or 17.3% for the third quarter and nine month period ended September 30, 2008 over the comparable prior year period in 2007. This increase was due to capital improvements and our strategic shift to continue to own and hold more dealership properties rather than finance our investment in these properties through sale-leaseback transactions.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles decreased $6.0 million, or 40.0%, and $13.0 million, or 29.2%, respectively in the third quarter and nine month period ended September 30, 2008 as compared to the third quarter and nine month period ended September 30, 2007. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships was 3.7% and 4.2% for the third quarter and nine month period ended September 30, 2008, compared to 6.4% and 6.3% for the third quarter and nine month period ended September 30, 2007, which decreased interest expense by approximately $6.4 million and $14.6 million for the third quarter and nine month period ended September 30, 2008. The average new vehicle floor plan notes payable balance from continuing dealerships increased $40.2 million and $50.9 million compared to the third quarter and nine month period ended September 30, 2007 resulting in an increase in new vehicle floor plan interest expense of approximately $0.4 million and $1.6 million for the third quarter and nine month period ended September 30, 2008.

Interest expense, floor plan for used vehicles decreased $0.9 million, or 54.5%, and $1.5 million, or 33.9%, in the third quarter and nine month period ended September 30, 2008 compared to the third quarter and nine month period ended September 30, 2007. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the third quarter and nine month period ended September 30, 2008 of $0.5 million and $1.6 million, respectively, and for the third quarter and nine month period ended September 30, 2007 of $0.7 million and $2.1 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 3.7% and 4.3% for the third quarter and nine month period ended September 30, 2008, compared to 6.7% and 6.6% for the third quarter and nine month period ended September 30, 2007, which decreased interest expense by approximately $0.9 million and $1.8 million for the third quarter and nine month period ended September 30, 2008. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships decreased to $90.2 million and $102.0 million during the third quarter and nine month period ended September 30, 2008, from $115.0 million and $103.8 during the third quarter and nine month period ended September 30, 2007, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.2 million and $0.1 million for the third quarter and nine month period ended September 30, 2008.

A large portion of our floor plan financing is obtained through our manufactures’ captive finance entities. As a result of the uncertainty in the credit markets and automotive retailing in general, we expect to see increases in interest rates charged by these entities affecting future periods. We anticipate increases to be between 25 and 100 basis points beginning in the fourth quarter of 2008.

Our floor plan interest expense related to new vehicles is partially offset by amounts received from manufacturers in the form of floor plan assistance. These payments are credited against our cost of sales upon the sale of the vehicle. For franchises classified as continuing operations, our floor plan interest expense exceeded the amounts we recognized in our

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Income Statements from floor plan assistance by approximately $2.6 million and $12.0 million for the third quarter and nine month period ended September 30, 2008, respectively, and $7.1 million and $22.4 million for the third quarter and nine month period ended September 30, 2007, respectively.

Interest Expense, Other

Interest expense, other, for the third quarter and nine month period ended September 30, 2008 compared to the third quarter and nine month period ended September 30, 2007 is summarized in the table below:

	Increase/(Decrease) in Interest Expense, Other
	Third Quarter Ended September 30, 2008	Nine Month Period Ended September 30, 2008
(in millions)
Interest Rates –
- Decrease in interest rates	(0.5)	(0.7)
Debt balances –
- Increase in debt balances	1.1	6.7
Other factors –
- Increase in capitalized interest	0.3	0.9
- Incremental interest expense related to variable to fixed rate swaps	5.2	9.5
- Incremental interest savings related to fixed to variable rate swaps	(0.5)	(1.9)
- Lower interest allocation to discontinued operations	0.2	0.5
- Other	—	—

	$5.8	$15.0

Income Taxes

The overall effective tax rates from continuing operations were 35.3% and 39.2% for the third quarter ended September 30, 2008 and 2007. Furthermore, the overall effective tax rates from continuing operations were 41.8% and 39.3% for the nine month period ended September 30, 2008 and 2007. Overall effective tax rates exceed the federal statutory rate of 35% primarily due to state income taxes imposed in the various jurisdictions in which we operate. The effective rate for the nine month period ended September 30, 2008 was higher than the nine month period ended September 30, 2007 primarily due to the shift in the distribution of taxable income between states in which we operate. We expect the annual effective tax rate from continuing operations in future periods to fall within a range of 39% to 42%.

Discontinued Operations

The pre-tax losses from operations and the sale of discontinued franchises were as follows:

	(dollars in thousands)		(dollars in thousands)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Loss from operations	$(3,779)	$(2,873)	$(8,496)	$(8,929)
Gain / (Loss) on disposal of franchises	579	(137)	803	(3,080)
Property impairment charges	(1,534)	(3,317)	(1,974)	(5,434)
Franchise agreement and other asset impairments	(1,850)	(2,700)	(3,100)	(7,000)
Lease exit charges	(286)	(10,927)	(884)	(12,444)
Favorable lease asset impairment charges	—	—	—	(1,903)

Pre-tax losses	$(6,870)	$(19,954)	$(13,651)	$(38,790)

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

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 3.7% and 4.2% for the third quarter and nine month period ended September 30, 2008 and 6.4% and 6.3% for the third quarter and nine month period ended September 30, 2007, respectively. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the particular vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of September 30, 2008.

The weighted average interest rate for our used vehicle floor plan facility (which interest expense is allocated to discontinued and continuing operations) was 3.7% and 4.3% for the third quarter and nine month period ended September 30, 2008, and 6.7% and 6.6% for the third quarter and nine month period ended September 30, 2007, respectively.

Long-Term Debt and Credit Facilities

See Note 6 to our annual financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 which defines our 2006 Credit Facility and our 2006 Revolving Credit Sub-Facility.

During the nine month period ended September 30, 2008, we exercised an accordion feature related to our 2006 Credit Facility and increased its overall capacity by $185.0 million to $1.4 billion. This accordion feature increased the availability of new vehicle floor plan financing from $700.0 million to $775.6 million, increased the availability of used vehicle inventory floor plan financing from $150.0 million to $193.9 million, and increased the availability of revolving credit borrowings (the “2006 Revolving Credit Sub-Facility”) from $350.0 million to $415.5 million. Availability under the 2006 Revolving Credit Sub-Facility is subject to a borrowing base calculation and is reduced on a dollar for dollar basis by any outstanding letters of credit.

2006 Revolving Credit Sub-Facility: At September 30, 2008, our 2006 Revolving Credit Sub-Facility had a borrowing limit of $415.5 million, subject to a borrowing base calculated on the basis of our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $288.8 million at September 30, 2008). The amount available to be borrowed under the 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit. At September 30, 2008, we had $66.8 million in letters of credit outstanding, $69.2 million in outstanding borrowings under the 2006 Revolving Credit Sub-Facility, and $152.8 million of borrowing availability.

During the quarter ended September 30, 2008, we repurchased $4.9 million of our 5.25% Convertible Senior Subordinated Notes. In addition, subsequent to September 30, 2008, we repurchased an additional $20.0 million of these notes in an open market transaction with proceeds from operations and the 2006 Revolving Credit Sub-Facility.

See Note 6 of the accompanying financial statements for a summary of outstanding balances on our long-term debt and credit facilities as of September 30, 2008.

We were in compliance with all of the restrictive and financial covenants under all our long-term debt and credit facilities as of September 30, 2008. According to the terms of the 2006 Credit Facility, although the balance of our 5.25% Convertible Senior Subordinated Notes are currently classified as current liabilities, for covenant calculation purposes as of September 30, 2008, the balance is still considered long-term debt for purposes of calculating the consolidated liquidity ratio. Beginning in the fourth quarter of 2008, the balance of our 5.25% Convertible Senior Subordinated Notes for this covenant calculation purpose will be deemed a current liability. We expect to be in compliance with the consolidated liquidity ratio covenant through the maturity of the 2006 Credit Facility.

In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method. The provisions of FSP APB 14-a apply to our 4.25% Convertible Senior Subordinated Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. We are currently reviewing the provisions of FSP APB 14-a at this time and estimate the effect on our financial statements, and specifically our statement of operations, for fiscal years 2006, 2007 and 2008 upon adoption will be a reduction of earnings per share from continuing operations ranging from $0.06 per diluted share to $0.09 per diluted share.

Dealership Acquisitions and Dispositions

During the nine month period ended September 30, 2008, we acquired five franchises for an aggregate purchase price, net of cash acquired, of $22.4 million. These acquisitions were funded using cash from operations, borrowings under the 2006 Revolving Credit Sub-Facility and borrowings under our floor plan facilities. There were no acquisitions in the third quarter ended September 30, 2008. During the nine month period ended September 30, 2008, we disposed of eight franchises. These disposals generated cash of $23.9 million.

Capital Expenditures

Our capital expenditures include purchases of land, the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the nine month period ended September 30, 2008 were approximately $122.3 million. Our capital expenditures were higher than historical amounts due to our strategic decision to own more of our dealership properties. Of the $122.3 million used for capital expenditures in the nine month period ended September 30, 2008, approximately $70.0 million relates to the purchase of land and buildings either previously leased by us or expected to be developed and used as a dealership property. As of September 30, 2008, contractual commitments to contractors for facilities construction projects totaled approximately $66.3 million.

As we continue to buy, develop and own our dealership properties, we expect to finance those investments primarily by utilizing our availability under our 2006 Revolving Credit Sub-Facility or by obtaining mortgage financing. In the nine month period ended September 30, 2008, we entered into new mortgages totaling $69.9 million and expect to enter into additional mortgages in fiscal year 2009. Proceeds from these mortgages are expected to be used to repay amounts outstanding under our 2006 Revolving Credit Sub-Facility.

Stock Repurchase Program

As of September 30, 2008, pursuant to previous authorizations from our Board of Directors, we had approximately $44.7 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. In the third quarter ended September 30, 2008, we repurchased 424,794 shares of our Class A common stock for approximately $4.6 million. In first nine months of 2008, we repurchased 1,740,909 shares of our Class A common stock for approximately $28.6 million, which was partially offset by proceeds received from the exercise of stock options under stock compensation plans of $5.1 million.

Dividends

Dividend payments of $0.36 per share were made during the nine month period ended September 30, 2008. During the third quarter ended September 30, 2008, our Board of Directors approved an additional dividend of $0.12 per share for shareholders of record on September 15, 2008 to be paid on October 15, 2008. Subsequent to September 30, 2008, our Board of Directors approved a quarterly cash dividend of $0.12 per share for stockholders of record as of December 15, 2008, which will be paid on January 15, 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

For the nine month period ended September 30, 2008, net cash provided by operating activities was approximately $158.3 million. This provision of cash was comprised primarily of cash inflows related to a reduction in receivables and a decrease in inventories partially offset by a decrease in notes payable – floor plan – trade and a decrease in trade accounts payable and other liabilities. Net cash used in investing activities during the nine month period ended September 30, 2008 was approximately $118.6 million. This use of cash was primarily comprised of cash outflows used for dealership acquisitions and property and equipment purchases, partially offset by proceeds from sales of franchises. Net cash used in financing activities for the nine month period ended September 30, 2008 was approximately $48.9 million, comprised primarily of cash outflows related to a decrease in notes payable – floor plan – non-trade and purchases of Class A common stock, partially offset by proceeds from long-term debt.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity for the nine month periods ended September 30, 2008 and 2007, the adjusted net cash provided by operating activities would be $96.3 million and $136.3 million, respectively.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. See Note 9 of the accompanying financial statements.

Future Liquidity Outlook

Our 5.25% Convertible Senior Subordinated Notes mature in May 2009. Accordingly, we have classified those notes as current in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008. During the third quarter ended September 30, 2008, we repurchased $4.9 million of our 5.25% Convertible Senior Subordinated Notes in an open market transaction. Subsequent to September 30, 2008, we repurchased an additional $20.0 million of these notes in an open market transaction. We believe we will have the ability to repay the remaining balance of these notes either through availability under our 2006 Revolving Credit Sub-Facility or through offerings of public or private debt.

We believe our best source of liquidity for future growth remains cash flows from operations, the availability of borrowings under our new and used floor plan financing and our revolving credit facility, mortgage financing and asset dispositions. Though uncertainties in the economic environment may affect our ability to generate cash from operations, we expect to generate more than sufficient cash flow to fund our debt service, quarterly cash dividends and working capital requirements and any seasonal operating requirements, including our currently anticipated internal growth for our existing businesses, for the foreseeable future. Once these needs are met, we may use remaining cash flow to support our acquisition strategy or repurchase shares of our Class A common stock or publicly-traded debt securities, based on market conditions.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

Our business is subject to seasonal variations in revenues. In our experience, demand for automobiles is generally lower during the first and fourth quarters of each year. We therefore receive a disproportionate amount of revenues generally in the second and third quarters, and expect our revenues and operating results to be generally lower in the first and fourth quarters. Consequently, if conditions surface during the second and third quarters that adversely affect vehicle sales, such as higher fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year could be adversely affected.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate notes payable–floor plan, 2006 Credit Facility (as defined in our Annual Report on Form 10-K for the year ended December 31, 2007) borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $1,162.5 million at September 30, 2008. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $5.9 million in the nine month period ended September 30, 2008. Of the total change in interest expense, approximately $4.5 million would have resulted from notes payable–floor plan.

In addition to our variable rate debt, approximately 25.1% of our dealership facility lease agreements’ monthly lease payments fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

During the second quarter ended June 30, 2008, we settled four of our fair value swaps with notional values totaling $125.0 million. The swaps were settled with a net settlement payment to us of $0.4 million. This settlement gain will be deferred and amortized over the remaining term of the initial swaps underlying our 8.625% Senior Subordinated Notes maturing August 15, 2013.

At the end of the third quarter ended September 30, 2008, the following interest rate swaps were outstanding:

Notional	Pay Rate (1)	Receive Rate (1)	Maturing Date
(in millions)
$ 25.0	six-month LIBOR plus 3.85%	8.625%	August 15, 2013
$ 200.0	4.935%	one-month LIBOR	May 1, 2012
$ 100.0	5.002%	one-month LIBOR	June 1, 2012
$ 100.0	5.265%	one-month LIBOR	June 1, 2012
$ 100.0	5.319%	one-month LIBOR	July 1, 2010
$ 4.1	7.100%	one-month LIBOR	July 10, 2017
$ 25.0	5.160%	one-month LIBOR	September 1, 2012
$ 15.0	4.965%	one-month LIBOR	September 1, 2012
$ 25.0	4.885%	one-month LIBOR	October 1, 2012
$ 12.7	4.655%	one-month LIBOR	December 10, 2017
$ 9.2	6.860%	one-month LIBOR	August 1, 2017
$ 7.8	4.330%	one-month LIBOR	July 1, 2013

(1)	One-month LIBOR and nine-month LIBOR rates were 3.926% and 3.975%, respectively, at September 30, 2008.

All cash flow swaps (fixed pay rate and variable receive rate), with the exception of the swap with a notional amount of $9.2 million, have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the swaps are recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The cash flow swap with a notional amount of $9.2 million was not designated as a hedging instrument and therefore changes in the fair value of this swap are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. The gain / (loss) recognized for the quarter ended September 30, 2008 was not significant.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. No court has made a finding to date regarding actual liability in this lawsuit. We intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. This group of plaintiffs’ attorneys has filed another private civil class action lawsuit in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. Before the end of 2008, we expect the claimants in the consolidated arbitration to file a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships, excluding California and Florida. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. Sonic will oppose Claimants’ Motion for Class Certification, if it is filed, and intends to continue its vigorous defense of this arbitration. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

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

As of September 30, 2008, our total outstanding indebtedness was $1,805.2 million, including the following:

•	$69.2 million under the 2006 Revolving Credit Sub-Facility (as defined below);

•	$1,034.5 million under the secured new and used inventory floor plan facilities, including $42.9 million classified as liabilities associated with assets held for sale;

•

$124.8 million in 5.25% convertible senior subordinated notes due 2009 (the “5.25% Convertibles”) representing $125.3 million in aggregate principal amount outstanding less unamortized discount of approximately $0.5 million;

•

$158.2 million in 4.25% convertible senior subordinated notes due 2015, redeemable on or after November 30, 2010, (the “4.25% Convertibles”) representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $1.8 million;

•

$273.0 million in 8.625% senior subordinated notes due 2013 (the “8.625% Notes”) representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $2.0 million;

•	$115.0 million of mortgage notes due from June 2013 to September 2028 with a weighted average interest rate of 5.86%;

•

$30.5 million of other secured debt, representing $26.4 million in aggregate principal amount plus unamortized premium of approximately $3.4 million and plus $0.7 million for the fair value of fixed to variable interest rate swaps.

As of September 30, 2008, we had $152.8 million available for additional borrowings under the 2006 Revolving Credit Sub-Facility. We also have significant additional capacity under new and used floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 5.25% Convertibles, 4.25% Convertibles and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness. We refer to the up to $415.5 million of commitments under a revolving credit facility (“2006 Revolving Credit Sub-Facility”), up to $775.6 million in commitments for new vehicle inventory floor plan financing and up to $193.9 million in commitments for used vehicle inventory floor plan financing collectively as our “2006 Credit Facility”.

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

During the nine months ended September 30, 2008, approximately 90.6% of our new vehicle revenue was derived from the sale of new vehicles manufactured by BMW, Honda (including Acura), Toyota (including Lexus), Mercedes, General Motors (including Cadillac) and Ford (including Volvo). Our success depends to a great extent on these manufacturers’:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

In recent years, the financial condition and operating results of Ford, General Motors and Chrysler have deteriorated significantly. As of September 30, 2008, we owned 14 Ford franchises (including Volvo), 38 General Motors franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac) and 9 Chrysler franchises (including Jeep, Dodge and Chrysler). Should the financial condition and operating results of Ford, General Motors or Chrysler continue to significantly deteriorate, it is possible that the particular manufacturer could file for bankruptcy protection. Such a bankruptcy filing by Ford, General Motors or Chrysler could have a material adverse effect on our future results of operations, financial condition or cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. This group of plaintiffs’ attorneys has filed another private civil class action lawsuit in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. Before the end of 2008, we expect the claimants in the consolidated arbitration to file a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships, excluding California and Florida. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. Sonic will oppose Claimants’ Motion for Class Certification, if it is filed, and intends to continue its vigorous defense of this arbitration. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows. Currently, Sonic is unable to estimate a range of potential loss related to this matter.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Our company is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. No court has made a finding to date regarding actual liability in this lawsuit. We intend to continue our vigorous defense of this lawsuit, including the aforementioned appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

Our performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where we operate. For example, our current results of operations depend substantially on general economic conditions and consumer spending habits in our Northern California and Houston markets. Revenues in our Northern California and Houston markets represented approximately 30.4% of our total revenues for the nine months ended September 30, 2008. We may not be able to expand geographically and any geographic expansion may not adequately insulate us from the adverse effects of local or regional economic conditions. In addition, due to the provisions and terms contained in our operating lease agreements, we may not be able to relocate a dealership operation to a more favorable location without incurring significant costs or penalties.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Seven of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (“AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (“IAM”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our seven dealership subsidiaries are among approximately 120 automobile dealerships that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus the year ended December 31, 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, had issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with this finding, the Board of Trustees of the AI Pension Plan adopted a Rehabilitation Plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the Plan (including some forms of early retirement benefits, and disability and death benefits), and also implements a requirement on all participating employers to increase employer contributions to the Plan for a seven year period commencing in 2013.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in our Annual Report on Form 10-K in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we will be required to reduce goodwill on our balance sheet. As of September 30, 2008, our balance sheet reflected a carrying amount of approximately $1,285.6 million in goodwill (including goodwill classified as assets held for sale). During the third quarter of 2008, based on an adverse change in the general business climate, our reduced earnings and cash flow forecast for fiscal year 2009 and market capitalization at September 30, 2008, we performed an interim test for impairment of goodwill of our single reporting unit. In accordance with applicable accounting pronouncements, we were required to determine if the fair value of our reporting unit was less than the reporting unit’s carrying value. In performing this valuation, we utilized a discounted cash flow model to estimate the fair value of our reporting unit. Based on the results of this analysis, we estimated that the fair value of our reporting unit was higher than the reporting unit’s carrying value. Accordingly, we were not required to conduct the second step of the impairment test described above, and we recognized no impairment of the carrying value of our goodwill balances as of September 30, 2008. If we determine that goodwill is impaired in the future, we will record a significant non-cash impairment charge that would likely have a material adverse effect on our earnings for the period in which the impairment of goodwill occurred.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended September 30, 2008:

	(amounts in thousands, except share and per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2008	377,685	$10.63	377,685	$45,266
August 2008	47,109	$12.10	47,109	$44,696
September 2008	0	$—	0	$44,696

Total	424,794	$10.79	424,794	$44,696

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in Thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

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

SONIC AUTOMOTIVE, INC.

Date: October 31, 2008	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: October 31, 2008	By:	/s/ David P. Cosper
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