Form 10-K
period 2008-12-31
SONIC AUTOMOTIVE INC
filed 2009-03-31
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $361,440,537 based upon the closing sales price of the registrant’s Class A common stock on June 30, 2008 of $12.89 per share. As of March 24, 2009 there were 28,094,991 shares of Class A common stock, par value $.01 per share, and 12,029,375 shares of Class B common stock, par value $.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2009 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

This Annual Report on Form 10-K contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	future acquisitions or dispositions;

•	industry trends;

•	future liquidity trends or needs;

•	general economic trends, including employment rates and consumer confidence levels;

•	vehicle sales rates and same store sales growth;

•	future covenant compliance;

•	our financing plans and our ability to repay or refinance existing debt when due; and

•	our business and growth strategies.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of this Form 10-K and elsewhere in this report, as well as:

•	the number of new and used cars sold in the United States generally, and as compared to our expectations and the expectations of the market;

•

our ability to generate sufficient cash flows or obtain additional financing to refinance existing debt and to fund acquisitions, capital expenditures, our share repurchase program, dividends on our Common Stock, and general operating activities;

•

the reputation and financial condition of vehicle manufacturers whose brands we represent, the terms of any bailout of any such manufacturer by the U.S. government or other government and the success or failure of such a bailout, the financial incentives vehicle manufacturers offer and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	the terms of any refinancing of our existing indebtedness;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we seek to acquire;

•	the timing of and our ability to generate liquidity through asset dispositions, as well as the timing of and our ability to successfully integrate recent and potential future acquisitions; and

•	the rate and timing of overall economic recovery or additional decline.

PART I

Item 1.	Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of March 19, 2009, we operated 164 dealership franchises at 135 dealership locations, representing 33 different brands of cars and light trucks, and 31 collision repair centers in 15 states. Each of our dealerships provides comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, warranty, paint and repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing and insurance and other aftermarket products (collectively, “F&I”) for our automotive customers.

The following chart depicts the multiple sources of revenue and gross profit for the year ended December 31, 2008:

As of December 31, 2008, we operated dealerships (classified in our financial statements as continuing operations or discontinued operations) in the following markets:

Market	Number of Dealerships	Number of Franchises	Percent of 2008 Total Revenue
Houston	19	25	18.0%
North/South Carolina/Georgia	16	17	11.4%
Alabama/Tennessee	17	24	9.6%
Dallas	7	9	9.4%
South Bay (San Francisco)	10	11	7.3%
North Bay (San Francisco)	10	12	7.0%
Los Angeles North	8	10	6.8%
Florida	13	17	6.4%
Los Angeles South / San Diego	7	8	6.4%
Oklahoma	7	7	5.3%
Mid-Atlantic	5	6	4.4%
Ohio	4	6	2.5%
Colorado	2	2	2.4%
Las Vegas	4	4	2.1%
Michigan	6	6	1.0%

Total	135	164	100.0%

During 2008, we acquired, or were awarded by manufacturers, five franchises and disposed of ten franchises. Over the long-term, we plan to continue to purchase franchises that enrich our franchise portfolio and divest franchises which we believe will not yield acceptable returns over the long-term. Currently, we are not pursuing new acquisition opportunities and are in the process of marketing a number of our stores for divestiture, including some profitable stores, in order to generate liquidity. There are no assurances that we will be able to sell these franchises on favorable terms, if at all. In the most recent amendment to the 2006 Credit Facility, we are prohibited from making any acquisitions and we agreed that net proceeds from asset sales until May 4, 2009 would be used to permanently reduce the amount available under the 2006 Revolving Credit Sub-Facility (as defined below). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Our ability to resume acquisition activity in the future will depend on many factors, including the availability of financing and the existence of any contractual provisions that restrict our acquisition activity, including any restrictions under the 2006 Credit Facility.

The automotive retailing industry remains highly fragmented, and we believe that further consolidation may occur over the long-term. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships. We also believe manufacturers may begin to take steps to reduce the number of dealership franchisees as a result of declines in demand and in order to operate more efficiently.

Also, during 2008, domestic manufacturers (General Motors (GM), Ford and Chrysler) experienced substantial declines in demand due to challenging economic conditions, including the tightening of consumer credit and declines in consumer confidence. This has forced these domestic manufacturers to seek alternative sources of capital and/or government financing to maintain sufficient liquidity in order to operate. Our business will be materially and adversely impacted if any of these manufacturers cannot remain solvent or continue to further limit their lending and financing practices. Import manufacturers have also experienced declines in demand. Although we currently believe most of the import manufacturers that we represent are sufficiently capitalized and possess sufficient liquidity in order to efficiently operate, in the event the import manufacturers are severely affected by the current economic environment, our business may also be materially and adversely impacted.

Recent Developments

Our independent registered public accounting firm included an explanatory paragraph in its audit report on our 2008 Consolidated Financial Statements that indicated there is an uncertainty that we will remain in compliance with certain covenants in our debt agreements and that this uncertainty raises substantial doubt about our ability to continue as a going concern. The issuance of a “going concern” explanatory paragraph by our independent registered public accounting firm would, by itself, violate a separate covenant of our revolving credit facility and associated new and used floor plan facilities with Bank of America, NA, as administrative agent, and a syndicate of commercial banks and commercial finance entities (the “2006 Credit Facility”). However, on March 31, 2009, we executed an amendment to the 2006 Credit Facility which resulted in no default arising by virtue of the “going concern” explanatory paragraph through May 4, 2009 and, as a result, we are in compliance with the covenants in the 2006 Credit Facility as of the date of this filing. There can be no assurance that we will be able to negotiate an extension of the amendment beyond May 4, 2009.

In connection with the amendment executed March 31, 2009, we agreed to increase the interest rates for amounts outstanding and the quarterly commitment fees payable by us on the unused portion of the 2006 Credit Facility. Before April 1, 2009, the 2006 Credit Facility bore interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The quarterly commitment fees were also determined according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. On and after April 1, 2009, the 2006 Credit Facility will bear interest as follows: 2.50% above LIBOR for amounts outstanding under the 2006 Revolving Credit

Sub-Facility (as defined below) under the 2006 Credit Facility; 1.75% above LIBOR for amounts outstanding under the new vehicle floor plan sub-facility under the 2006 Credit Facility; and 2.00% above LIBOR for amounts outstanding under the used vehicle floor plan sub-facility under the 2006 Credit Facility. The quarterly commitment fee on and after April 1, 2009 will be 0.75% on the unused portion of the revolving credit sub-facility under the 2006 Credit Facility, 0.25% on the unused portion of the new vehicle floor plan sub-facility under the 2006 Credit Facility, 0.30% on the unused portion of the used vehicle floor plan sub-facility under the 2006 Credit Facility, and 2.50% for a letter of credit fee.

There were also certain other concessions we provided to the lenders under the 2006 Credit Facility in connection with the amendment, which includes the following. We agreed to limit our use of proceeds from borrowings under the 2006 Credit Facility to ordinary course of business expenditures, and in any event, not for the repayment of certain indebtedness, including the 5.25% convertible senior subordinated notes due May 2009 (the “5.25% Convertible Notes”), the 4.25% convertible senior subordinated notes due November 2015 and redeemable at the option of the holders in November 2010 (the “4.25% Convertible Notes”) and the 8.625% senior subordinated notes due August 2013 (the “8.625% Notes”). In addition, we are prohibited from making any acquisitions and we agreed that net proceeds from certain asset sales until May 4, 2009 would be used to permanently reduce the amount available under the 2006 Revolving Credit Sub-Facility (as defined below).

In addition, on March 12, 2009, we amended a guaranty and subordination agreement with the landlord of many of our facility leases. This amendment adjusted the calculation of the consolidated fixed charge coverage ratio contained in the original guaranty and subordination agreement and added two additional financial covenants: a consolidated liquidity ratio covenant and a consolidated total senior secured debt to EBITDA ratio covenant.

We continue to explore options related to our debt obligations with the assistance of our financial advisor. We are currently in discussions with our senior secured lenders to amend our 2006 Credit Facility to, among other things, avoid potential defaults under that facility and permit the restructuring of our other outstanding debt obligations. If we are unable to restructure our debt obligations, we may not have funds available to repay the $105.3 million principal amount of our 5.25% Convertible Notes that mature on May 7, 2009. If we do not refinance or repay the 5.25% Convertible Notes on or before May 7, 2009, we will be in default under our 2006 Credit Facility and other material indebtedness, including our 4.25% Convertible Notes and our 8.625% Notes. In addition, absent further amendments to our 2006 Credit Facility, we may violate the fixed charge coverage ratio covenant in our 2006 Credit Facility as of the quarter ending June 30, 2009 and be in default of the terms of that facility, which would otherwise mature in February 2010. Finally, we are evaluating restructuring options for $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010.

Although we will attempt to restructure these debt obligations to avoid events of default under one or more of these arrangements, we cannot assure our investors that we will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about our ability to continue as a going concern. If we are unable to restructure these upcoming debt maturities, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.

Business Strategy

Portfolio Management.    We continue to evaluate our portfolio of franchises. Efforts are made to divest franchises that do not yield, or are not expected to yield, adequate long-term returns, although we may be unable to divest franchises as quickly as we would like, if at all, given current market conditions. We may also divest profitable franchises to fund our capital needs. There are no assurances that we will be able to sell these franchises on favorable terms, if at all. In the most recent amendment to the 2006 Credit Facility, we are prohibited from making any acquisitions and we agreed that net proceeds from certain asset sales until May 4, 2009 would be used to permanently reduce the amount available under the 2006 Revolving Credit Sub-Facility (as defined below). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Although we are not currently pursuing acquisition opportunities, our long-term growth strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. We also seek to acquire stable franchises that we believe have above average sales prospects. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2008, 85.1% of our total revenue was generated by import and luxury dealerships, which generally have higher operating margins, more stable fixed operations departments, lower associate turnover and lower inventory levels. We expect this trend toward acquiring more luxury and mid-line import dealerships to continue over the long-term.

The following table depicts the breakdown of our new vehicle revenues by brand:

Brand (1)	Percentage of New Vehicle Revenue
	Year Ended December 31,
	2006	2007	2008
BMW	16.7%	19.4%	21.1%
Toyota	12.2%	12.6%	12.2%
Honda	13.9%	12.3%	12.1%
Mercedes	11.3%	11.7%	11.8%
General Motors (2)	10.1%	9.9%	9.2%
Lexus	7.0%	6.6%	5.3%
Ford	4.9%	4.5%	5.1%
Cadillac	6.5%	6.0%	4.9%
Audi	1.8%	2.0%	2.6%
Volkswagen	1.9%	1.6%	2.1%
Porsche	1.7%	1.6%	1.7%
Land Rover	1.2%	2.1%	1.6%
Hyundai	1.7%	1.5%	1.4%
Other Luxury (3)	1.2%	1.3%	1.3%
Nissan	1.9%	1.5%	1.2%
Volvo	1.4%	1.1%	0.8%
Infiniti	0.7%	0.7%	0.6%
Chrysler (4)	0.7%	0.6%	0.6%
Acura	0.6%	0.5%	0.4%
Other (5)	2.6%	2.5%	4.0%

Total	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2007 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Buick, Chevrolet, GMC, Pontiac and Saturn
(3)	Includes Hummer, Jaguar and Saab
(4)	Includes Chrysler, Dodge and Jeep
(5)	Includes Isuzu, KIA, Mini, Scion and Subaru

Increase Sales of Higher Margin Products and Services.    We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products (“F&I”):    Each sale of a new or used vehicle provides us with an opportunity to earn financing fees and insurance commissions and to sell extended service contracts and other aftermarket products. We currently offer a wide range of nonrecourse financing, leasing, other aftermarket products, service contracts and insurance products to our customers. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at both newly acquired and existing dealerships.

Parts, Service & Repair:    Each of our dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships such as ours. As a result, our franchised dealerships are uniquely qualified and positioned to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business over the long-term by increasing service capacity, investing in sophisticated equipment and well trained technicians, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts associated with new and used vehicle retail sales will drive further service and parts business in our dealerships as we increase the potential to retain current customers beyond the term of the standard manufacturer warranty period.

Certified Pre-Owned Vehicles.    Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the CPO vehicle. We typically earn higher revenues and gross profits on CPO vehicles compared to non-certified pre-owned vehicles. We also believe the extended manufacturer warranty increases our potential to retain the pre-owned purchaser as a future parts and service customer. Since CPO warranty work can only be performed at franchised dealerships, we believe the used vehicle business will become more clearly segmented and CPO sales and similar products will increase in volume.

“Value” Used Vehicle.    Due to our favorable luxury and import brand mix, our used vehicle strategy has historically been focused on CPO vehicles and other higher cost of sale vehicles. A market segment that drives used vehicle volume that we historically participated in on only a limited basis is vehicles with retail prices below $10,000. Until recent years, if we received a trade-in which did not meet our then existing internal criteria for used vehicles (in many instances these would be “value” vehicles), we would wholesale the vehicle. We believe the market for these “value” vehicles is deeper today, and not as sensitive to market fluctuations as higher priced used vehicles. As a result, we have shifted our strategy to more aggressively market and retail these vehicles.

Emphasize Expense Control.    We continually focus on controlling expenses and expanding margins at the dealerships we acquire and integrate into our organization. We manage these costs, such as advertising and variable compensation expenses, so that they are generally related to vehicle sales and can be adjusted in response to changes in vehicle sales volume. The majority of our non-clerical dealership personnel are paid either a commission or a modest salary plus commissions. In addition, dealership management compensation is tied to individual dealership profitability. We believe we can further manage these types of costs through best practices, standardization of compensation plans, controlled oversight and accountability, reducing associate turnover and centralizing and standardizing processes and systems such as accounting office consolidation, payroll system consolidation and inventory management technology.

Expand our eCommerce Capabilities.    Automotive customers have become increasingly more comfortable using technology to research their vehicle buying alternatives and communicate with dealership personnel. Our conversion to a single dealer management system has given us the ability to leverage technology to more efficiently integrate systems, customize our dealership websites and use our customer data to improve the effectiveness of our advertising and interaction with our customers.

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

Train and Develop Associates.    We believe that our well-trained dealership personnel are key to our long-term prospects. Our employees, from service technicians to regional vice presidents, participate in our in-house training programs each year. We believe that our comprehensive training of all employees provide us with a competitive advantage over other dealership groups.

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

Our success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. Conditions and competitive pressures affecting the markets in which we operate, such as price-cutting by dealers in these areas, or in any new markets we enter, could adversely affect us, even though the retail automobile industry as a whole might not be affected.

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

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	82	Chairman, Chief Executive Officer and Director
B. Scott Smith	41	President, Chief Strategic Officer and Director
David P. Cosper	54	Vice Chairman and Chief Financial Officer
David B. Smith	34	Executive Vice President and Director
Jeff Dyke	41	Executive Vice President of Operations

O. Bruton Smith, 82, is our Founder, Chairman, Chief Executive Officer and a director and has served as such since our formation in January 1997, and he currently is a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Lowe’s Motor Speedway, Infineon Raceway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Texas Motor Speedway, and Kentucky Speedway. He is also an executive officer or a director of most of SMI’s operating subsidiaries.

B. Scott Smith, 41, is our Co-Founder, President, Chief Strategic Officer and a director. Prior to his appointment as President in March 2007, Mr. Smith served as our Vice Chairman and Chief Strategic Officer since October 2002. He held the position of President and Chief Operating Officer from April 1997 to October

2002. Mr. Smith has been a director of our company since our organization was formed in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith, who is the son of O. Bruton Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over twenty years experience in the automobile dealership industry.

David P. Cosper, 54, is our Vice Chairman and Chief Financial Officer. In March 2007, Mr. Cosper was appointed to Vice Chairman after serving as Executive Vice President since March 2006. He joined Sonic Automotive on March 1, 2006 as an Executive Vice President and became our Chief Financial Officer and Treasurer on March 16, 2006. Mr. Cosper served as Treasurer through the end of 2006 and relinquished the position in February 2007. Prior to joining Sonic, he was Vice Chairman and Chief Financial Officer of Ford Motor Credit Company, a position held since 2003. From 1979, when he joined Ford Motor Company, Mr. Cosper served in a variety of positions in Ford Motor Company and Ford Motor Credit Company, including Vice President and Treasurer of Ford Motor Credit Company and Executive Director of Corporate Finance at Ford Motor Company. In such positions, he was responsible for worldwide profit analysis and treasury matters, risk management, business planning, and competitive and strategic analysis.

David B. Smith, 34, is our Executive Vice President and a director and has served our organization beginning in October 2000. Prior to being named a director and Executive Vice President of Sonic in October 2008, Mr. Smith, also a son of O. Bruton Smith, has served as our Senior Vice President of Corporate Development since March 2007. Prior to that appointment, Mr. Smith served as our Vice President of Corporate Strategy from October 2005 to March 2007, and also served us prior to that time as Dealer Operator of our Arnold Palmer Cadillac dealership from January 2004 to October 2005, our Fort Mill Ford dealership from January 2003 to January 2004, and our Town and Country Ford dealership from October 2000 to December 2002.

Jeff Dyke, 41, is our Executive Vice President of Operations and is responsible for direct oversight for all retail automotive operations of Sonic. From March 2007 to October 2008, Mr. Dyke served as our Division Chief Operating Officer—South East Division, where he oversaw retail automotive operations for the states of Alabama, Georgia, Florida, North Carolina, Tennessee, Texas and South Carolina. Mr. Dyke first joined Sonic in October 2005 as its Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President—Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the automotive retail industry at AutoNation from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.

Employees

As of January 31, 2009, we employed approximately 10,400 people. We believe that our relationships with our employees are good. Approximately 130 of our employees, primarily service technicians in our Northern California markets and certain sales associates in Michigan, are represented by a labor union. Because of our dependence on the manufacturers, however, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturers’ manufacturing facilities.

Company Information

Our website is located at www.sonicautomotive.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (“SEC”) are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Item 1A: Risk Factors

Risks Related to Our Sources of Financing and Liquidity

If we do not restructure or obtain additional financing to satisfy our substantial debt obligations, we may not be able to continue as a going concern or we may be unable to avoid filing for bankruptcy protection.

On December 31, 2008, we had $1.9 billion in total outstanding indebtedness including, but not limited to, approximately $105.3 million in principal outstanding related to our 5.25% convertible senior subordinated notes that mature on May 7, 2009 (the “5.25% Convertible Notes”), $70.8 million under the 2006 Revolving Credit Sub-Facility (defined below) that matures in February 2010, $160.0 million in principal outstanding related to our 4.25% convertible senior subordinated notes redeemable at the holder’s option on November 30, 2010 (the “4.25% Convertible Notes”) and $275.0 million in principal outstanding related to our 8.625% senior subordinated notes due August 2013 (the “8.625% Notes”).

On February 11, 2009, we announced that we hired Moelis & Company as financial advisor to assist us in evaluating alternatives to enhance liquidity and address our debt obligations coming due in 2009 and 2010. This comprehensive evaluation involves, among other things, amending the 2006 Revolving Credit Sub-Facility (as defined below) that matures on February 17, 2010 and restructuring the 5.25% Convertible Notes and/or the 4.25% Convertible Notes. No assurance can be given that we will have sufficient time to implement any alternatives resulting from this evaluation before May 7, 2009 to avoid a payment default under the 5.25% Convertible Notes. Such a default could cause a default under our other material indebtedness. We have no commitment or agreement with respect to any transactions as of the date of the filing of this Form 10-K and there can be no assurance that any transaction will be completed. If we are unable to restructure these upcoming debt obligations, we may not be able to continue our operations and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. As a result, there is doubt about our ability to continue as a going concern.

Based on current estimates, we may be in default under certain covenants of our 2006 Credit Facility and other indebtedness in 2009.

Based on the near-term maturity of our 5.25% Convertible Notes if we do not restructure our 5.25% Convertible Notes on or prior to May 7, 2009, we believe we will violate covenants under the 2006 Credit Facility, other outstanding indebtedness and agreements related to many of our facility operating leases. Although we have received amendments and modifications to these debt and operating lease agreements in the past, there is no assurance that we will be able to obtain amendments and/or modifications to avoid or cure events of default in the future.

Our independent registered public accounting firm included an explanatory paragraph in its audit report on our 2008 Consolidated Financial Statements that indicated there is an uncertainty that we will remain in compliance with certain covenants in our debt agreements and that this uncertainty raises substantial doubt about our ability to continue as a going concern. The issuance of a “going concern” explanatory paragraph by our independent registered public accounting firm does, by itself, violate a separate covenant of our revolving credit facility with Bank of America, NA, as administrative agent, and a syndicate of commercial banks and commercial finance entities (the “2006 Credit Facility”). However, on March 31, 2009, we executed an amendment to the 2006 Credit Facility which resulted in no default arising by virtue of the “going concern” explanatory paragraph through May 4, 2009 and, as a result, we are in compliance with the covenants in the 2006 Credit Facility as of the date of this filing. There can be no assurance that we will be able to negotiate an extension of the amendment beyond May 4, 2009. In connection with the amendment to the 2006 Credit Agreement, we agreed to higher pricing terms and other concessions to the lenders. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition, on March 12, 2009, we amended a guaranty and subordination agreement with the landlord of many of our facility leases. This amendment adjusted the calculation of the consolidated fixed charge coverage ratio contained in the original guaranty and subordination agreement and added two additional financial covenants, a consolidated liquidity ratio covenant and a consolidated total senior secured debt to EBITDA ratio covenant.

We continue to explore options related to our debt obligations with the assistance of our financial advisor. We are currently in discussions with our senior secured lenders to amend our 2006 Credit Facility to, among other things, avoid potential defaults under that facility and permit the restructuring of our other outstanding debt obligations. If we are unable to restructure our debt obligations, we may not have funds available to repay the $105.3 million principal amount of our 5.25% Convertible Notes that mature on May 7, 2009. If we do not refinance or repay the 5.25% Convertible Notes on or before May 7, 2009, we will be in default under our 2006 Credit Facility and other material indebtedness, including our 4.25% Convertible Notes and our 8.625% Notes. In addition, absent further amendments to our 2006 Credit Facility, we may violate the fixed charge coverage ratio covenant in our 2006 Credit Facility as of the quarter ending June 30, 2009 and be in default of the terms of that facility, which would otherwise mature in February 2010. Finally, we are evaluating restructuring options for $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010.

Although we will attempt to restructure these debt obligations to avoid events of default under one or more of these arrangements, we cannot assure our investors that we will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about our ability to continue as a going concern.

Our significant indebtedness and near-term debt maturities could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of December 31, 2008, our total outstanding indebtedness was approximately $1.9 billion, including the following:

•	$70.8 million under the 2006 Revolving Credit Sub-Facility (as defined below), classified as current;

•	$1,120.5 million under the secured new and used inventory floor plan facilities, including $199.5 million classified as liabilities associated with assets held for sale;

•	$105.1 million in 5.25% Convertible Notes representing $105.3 million in aggregate principal amount outstanding less unamortized discount of approximately $0.2 million;

•	$158.4 million in 4.25% Convertible Notes, classified as current, representing $160.0 million in aggregate principal amount outstanding less unamortized discount of approximately $1.6 million;

•	$273.1 million in 8.625% Notes, classified as current, representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $1.9 million;

•

$114.4 million of mortgage notes, representing $114.1 million in aggregate principal amount plus unamortized premium of approximately $0.3 million, due from June, 2013 to September, 2028, classified as current, with a weighted average interest rate of 5.3%; and

•	$29.6 million of other secured debt, classified as current, representing $26.4 million in aggregate principal amount plus unamortized premium of approximately $3.2 million.

As of December 31, 2008, we had $141.0 million available for additional borrowings under the 2006 Revolving Credit Sub-Facility based on the borrowing base calculation on that date, which is affected by numerous factors including eligible asset balances, the market value of certain collateral and historical consolidated EBITDA (as defined). We are also able to borrow under our 2006 Revolving Credit Sub-Facility (as defined below) only if we are in compliance with our financial and other covenants and all of our representations and warranties contained in the Revolving Credit Sub-Facility are true on the date of borrowing. Based on the most recent amendment to the 2006 Credit Facility, we can only use proceeds from borrowings for ordinary course of business expenditures. We also have additional capacity under new and used inventory floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 5.25% Convertible Notes, 4.25% Convertible Notes and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we are in compliance with the terms thereunder. We refer to the $141.0 million of availability under a revolving credit facility (“2006 Revolving Credit Sub-Facility”), up to $775.6 million in borrowing availability for new vehicle inventory floor plan financing and up to $193.9 million in borrowing availability for used vehicle inventory floor plan financing collectively as our “2006 Credit Facility”.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that generally have initial terms of fifteen to twenty years with one or two ten-year renewal options. These operating leases require compliance of financial and operating covenants similar to those under our 2006 Credit Facility, monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in the notes to our financial statements under the heading “Commitments and Contingencies” in this Annual Report on Form 10-K.

We have approximately $1.5 billion of debt that mature or which holders may force us to repay in 2009 and 2010. This leverage could have important consequences to the holders of our securities, including the following:

•	we may be forced to sell certain assets at prices below where we might otherwise consider selling such assets in order to repay current maturities of debt;

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes or to refinance existing indebtedness may be impaired in the future;

•

a substantial portion of our current cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness and rents under long-term operating leases, thereby reducing the funds available to us for our operations and other purposes;

•	some of our borrowings and facility leases are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates;

•	significant additional equity could be issued in connection with restructuring our 2009 and 2010 debt obligations;

•	future interest rates may be higher than those currently applicable to our outstanding debt;

•

the indebtedness outstanding under our 2006 Credit Facility and other floor plan facilities are secured by a pledge of substantially all the assets of our dealerships, which may limit our ability to borrow money from other sources; and

•

we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changing market conditions and regulations.

In addition, our debt agreements contain numerous covenants that limit our discretion with respect to certain business matters, including mergers or acquisitions, paying dividends, incurring additional debt, making capital expenditures or disposing of assets. These covenants may become more restrictive as a result of refinancing in the current environment. It is likely that, in connection with restructuring our 2006 Credit Facility, the covenants relevant to these matters will be significantly more restrictive to our business.

An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness or lease obligations would have a material adverse effect on our business, financial condition or results of operations.

Our 2006 Credit Facility, the indenture governing our 8.625% Notes and many of our facility operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross default. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 5.25% Convertible Notes, 4.25% Convertible Notes and the 8.625% Notes, under the cross default provisions in those agreements or indentures. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon our future performance.

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions, the regulatory environment and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt as it becomes due, we may be required to refinance the debt, sell assets or sell shares of our stock on terms that we do not find attractive, if it can be done at all. Further, our failure to comply with the financial and other restrictive covenants relating to the 2006 Credit Facility and the indentures pertaining to our outstanding notes could result in a default under these agreements that would prevent us from borrowing under the 2006 Revolving Credit Sub-Facility, which could adversely affect our business, financial condition and results of operations.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon the receipt of sufficient funds from our subsidiaries.

Substantially all of our consolidated assets are held by our subsidiaries and substantially all of our consolidated cash flow and net income are generated by our subsidiaries. Accordingly, our cash flow and ability to service debt depends to a substantial degree on the results of operations of our subsidiaries and upon the ability of our subsidiaries to provide us with cash. We may receive cash from our subsidiaries in the form of dividends, loans or otherwise. We may use this cash to service our debt obligations or for working capital. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt. In addition, the ability of our subsidiaries to pay dividends or make loans to us are subject to contractual limitations under the floor plan facilities, minimum net capital requirements under manufacturer franchise agreements and laws of the state in which a subsidiary is organized and depend to a significant degree on the results of operations of our subsidiaries and other business considerations. In addition, if we sell a dealership subsidiary, our cash flows will decline and, consequently, the sale of a significant portion of our dealership subsidiaries could have a material adverse effect on our cash flows.

We may need to sell certain assets to raise capital in connection with restructuring our 2009 and 2010 maturities.

We may need to sell certain assets including dealerships and subsidiaries in order to satisfy our 2009 and 2010 debt obligations. We may determine to sell profitable dealerships that we may otherwise want to retain. There are no assurances that we will be able to sell such assets on favorable terms, if at all. In addition, in the most recent amendment to the 2006 Credit Facility, we agreed that net proceeds from certain assets sales until May 4, 2009 would be used to repay loans made under the 2006 Credit Facility. The sale of profitable assets will reduce our profitability in future periods.

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

Our use of hedging transactions could limit our gains and result in financial losses.

To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates, As of December 31, 2008 Sonic had interest rate swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. See “Derivative Instruments and Hedging Activities” under Note 1 to our Consolidated Financial Statements. Subsequent to December 31, 2008, we settled our $100 million notional, pay 5.002% and $100 million notional, pay 5.319% swaps with a payment to the counterparty of $16.5 million. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions.

Our hedging transactions expose us to certain risks and financial losses, including, among other things:

•	counterparty credit risk;

•	available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;

•	the duration of the amount of the hedge may not match the duration or amount of the related liability;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair-value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

A failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations.

We may require additional capital in the future, which may not be available on favorable terms, if at all. Such issuances may dilute the value of our common stock and adversely affect the market price of our common stock.

We believe we will require additional capital in 2009 and/or 2010 to (i) address the 2009 and 2010 debt obligations discussed above; (ii) expand our business and increase revenues; (iii) add liquidity in response to continued negative economic conditions; and (iv) meet unexpected liquidity needs caused by industry volatility and/or uncertainty. To the extent that our existing capital and borrowing capabilities are insufficient to meet these requirements and cover any losses, we will need to raise additional funds through debt or equity financings, including offerings of our common stock, securities convertible into our common stock or rights to acquire our common stock or curtail our growth and reduce our assets or restructure arrangements with existing security holders. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements. We may need to issue significant amounts of equity to the holders of our 2009 and 2010 debt obligations in connection with any debt restructuring.

Because of the currently depressed price of our common stock, if we raise funds through an equity offering, we would need to issue a large amount of common stock to raise a significant amount of cash, which will be dilutive, will decrease the ownership percentage of current outstanding stockholders and may result in a decrease in the market price of our common stock. Any large issuance may also result in a change in control of the Company which could result in a default under our debt instruments or make such debt instruments effectively due and payable.

Our depressed stock price could jeopardize our listing on the New York Stock Exchange (NYSE), affect our ability to raise equity in the future and enable the holders of our 4.25% Convertible Notes to require us to redeem their 4.25% Convertible Notes.

Current conditions in both the capital markets as well as in the automotive retailing industry have depressed the value of our common stock. At December 31, 2008, our common stock closed at $3.98 per share and we had a market capitalization of $159.6 million, representing a 79% and 80% decline in our stock price and market capitalization, respectively, from December 31, 2007. As of March 16, 2009, our common stock closed at $1.28 per share and we had a market capitalization of approximately $51.3 million. NYSE rules require, among other things, that the average closing price of our Class A common stock be not less than $1.00 over a consecutive 30-day period or the average global market capitalization over a consecutive 30-day trading period be more than $25.0 million. During two consecutive days during the month of March 2009, our stock traded at levels below $1 per share. Although the NYSE has temporarily suspended or modified these listing standards, we cannot assure you that we will comply with these and other listing standards in the future. If we do not satisfy such listing standards our Class A common stock could be delisted from the NYSE and traded only in the over–the-counter market. This could limit our ability to raise new equity capital in the future and cause our existing equity securities to trade at lower values, and would give holders of our 4.25% Convertible Notes the right to require us to repurchase the 4.25% Convertible Notes. Such a repayment event could have a material adverse effect on our business and our liquidity.

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

Manufacturers exercise a great degree of control over the operations of our dealerships through the franchise agreements. The franchise agreements govern, among other things, our ability to purchase vehicles from the manufacturer and to sell vehicles to customers. Each of our franchise agreements provides for termination or non-renewal for a variety of causes, including certain changes in the financial condition of the dealerships and any unapproved change of ownership or management. Manufacturers may also have a right of first refusal if we seek to sell dealerships.

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

Manufacturers frequently offer incentives to potential customers. A reduction or discontinuation of a manufacturer’s incentive programs may materially adversely impact vehicle demand and affect our profitability. For example, in the fourth quarter of 2008, General Motors delayed payments related to certain incentive programs. In the event this delay was longer or of greater scale, the effect on our overall liquidity could have been material.

Our sales volume may be materially adversely affected if manufacturer captives change their customer financing programs or are unable to provide floor plan financing.

One of the primary finance sources used by consumers in connection with the purchase of a new or used vehicle is the manufacturer captive finance companies. These captive finance companies rely, to a certain extent, on the public debt markets to provide the capital necessary to support their financing programs. In addition, the captive finance companies will occasionally change their loan underwriting criteria to alter the risk profile of their loan portfolio. A limitation or reduction of available consumer financing for these or other reasons could affect a consumer’s ability to purchase a vehicle, and thus, could have a material adverse effect on our sales volume. For example, for a period of time in the fourth quarter, GMAC stated they would not make loans to customers with FICO credit scores below 700. If this continues or if consumer credit is further restricted, the adverse effect on our overall liquidity could be material.

Our parts and service sales volume and profitability are dependent on manufacturer warranty programs.

Franchised automotive retailers perform service work and sell replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For the year ended December 31, 2008, approximately 18.6% of our parts and service revenue was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our fixed operations sales volume and profitability could be adversely affected.

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

During the year ended December 31, 2008, approximately 82.1% of our new vehicle revenue was derived from the sale of new vehicles manufactured by BMW, Honda (including Acura), Toyota (including Lexus), Mercedes, General Motors (including Cadillac) and Ford. Our success depends to a great extent on these manufacturers’:

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

In recent years and particularly in the latter half of 2008, the financial condition and operating results of Ford, General Motors and Chrysler have deteriorated significantly. As of December 31, 2008, we owned 13 Ford franchises (including Volvo), 38 General Motors franchises (including Cadillac, Saab, Saturn, Chevrolet, Buick, GMC, Hummer and Pontiac) and 9 Chrysler franchises (including Jeep, Dodge and Chrysler). If the financial condition and operating results of Ford, General Motors or Chrysler do not improve or if the U.S. government discontinues or limits aid to these manufacturers, it is possible that each manufacturer could file for bankruptcy protection. Such a bankruptcy filing by any of Ford, General Motors or Chrysler could have a material adverse effect on our future results of operations, financial condition or cash flows in general and our domestic brand dealerships specifically.

The following reflects certain balance sheet data regarding our General Motors, Ford (including Volvo) and Chrysler assets as of December 31, 2008 and 2007:

	December 31,
	2007	2008
	(dollars in millions)
General Motors
New Vehicle Inventory	$173.7	$182.0
Parts Inventory	13.3	12.5
Factory Receivables	12.3	11.9
Franchise Assets	38.8	17.2
Ford (including Volvo)
New Vehicle Inventory	96.9	83.3
Parts Inventory	6.9	5.2
Factory Receivables	5.9	5.0
Franchise Assets	3.5	2.2
Chrysler
New Vehicle Inventory	13.0	9.3
Parts Inventory	1.3	1.0
Factory Receivables	0.4	0.3
Franchise Assets	0.5	—

In addition, we rely on the manufacturer captive finance companies of General Motors, Ford and Chrysler for new vehicle floor plan financing. The bankruptcy of any of these domestic manufacturers could result in an attempt by the related captive finance company to terminate our floor plan financing, which would have a material adverse impact on our operations and liquidity position.

Manufacturer stock ownership restrictions may impair our ability to maintain or renew franchise agreements or issue additional equity.

Some of our franchise agreements prohibit transfers of any ownership interests of a dealership and, in some cases, its parent, without prior approval of the applicable manufacturer. A number of manufacturers impose restrictions on the transferability of our Class A common stock and our ability to maintain franchises if a person acquires a significant percentage of the voting power of our common stock. Our existing franchise agreements could be terminated if a person or entity acquires a substantial ownership interest in us or acquires voting power above certain levels without the applicable manufacturer’s approval. Violations of these levels by an investor are generally outside of our control and may result in the termination or non-renewal of existing franchise agreements or impair our ability to negotiate new franchise agreements for dealerships we acquire in the future. In addition, if we cannot obtain any requisite approvals on a timely basis, we may not be able to issue additional equity or otherwise raise capital on terms acceptable to us. These restrictions may also prevent or deter a prospective acquirer from acquiring control of us. This could adversely affect the market price of our Class A common stock and also may limit our ability to restructure our debt obligations.

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

Risks Related to Our Acquisition Strategy

Pursuant to the terms of the most recent amendment to the 2006 Credit Facility, our ability to make acquisitions is restricted.

Pursuant to the most recent amendment to the 2006 Credit Facility, we are prohibited from making acquisitions. This restriction will continue until we either further amend or refinance the 2006 Credit Facility. We may be forced to sell dealerships in connection with such an amendment or restructuring. Without the ability to make acquisitions, our growth strategy will be limited. In addition, due to these restrictions, we may forfeit the opportunity to acquire profitable dealerships at attractive valuations and may forfeit the opportunity for additional franchise awards from manufacturers.

We may not be able to capitalize on acquisition opportunities because our ability to obtain capital to fund these acquisitions is limited.

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

Substantially all the assets of our dealerships are pledged to secure the indebtedness under the 2006 Credit Facility and our separate floor plan indebtedness with lenders, including the captive finance subsidiaries of BMW, Chrysler, Ford, General Motors and Mercedes. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer captive finance subsidiaries are either owned or affiliated with BMW, Mercedes, Chrysler, Ford, General Motors, Nissan and Toyota, respectively, any deterioration of our relationship with the particular captive finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

Manufacturers’ restrictions on acquisitions could limit our future growth.

Although we have currently suspended our plans to grow our business through acquisitions, we intend to grow through acquisitions in the future. We are required to obtain the approval of the applicable manufacturer before we can acquire an additional dealership franchise of that manufacturer. In determining whether to approve an acquisition, manufacturers may consider many factors such as our financial condition and CSI scores. Obtaining manufacturer approval of acquisitions also takes a significant amount of time, typically three to five months. We cannot assure you that manufacturers will approve future acquisitions or do so on a timely basis, which could impair the execution of our acquisition strategy.

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

We may not be able to reinstitute our acquisition strategy without the costs of future acquisitions escalating.

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

•	the availability of suitable acquisition candidates;

•	competition with other dealer groups for suitable acquisitions;

•	the negotiation of acceptable terms with the seller and with the manufacturer;

•	our financial capabilities and ability to obtain financing on acceptable terms;

•	our stock price; and

•	the availability of skilled employees to manage the acquired companies.

We may not be able to determine the actual financial condition of dealerships we acquire until after we complete the acquisition and take control of the dealerships.

The operating and financial condition of acquired businesses cannot be determined accurately until we assume control. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Similarly, many of the dealerships we acquire, including some of our largest acquisitions, do not have financial statements audited or prepared in accordance with generally accepted accounting principles. We may not have an accurate understanding of the historical financial condition and performance of our acquired entities. Until we actually assume control of business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

Although O. Bruton Smith, our chairman and chief executive officer, and his affiliates have previously assisted us with obtaining financing, we cannot assure you that he or they will be willing or able to do so in the future.

Our obligations under the 2006 Credit Facility are secured with a pledge of five million shares of Speedway Motorsports, Inc. Common Stock, a publicly traded owner and operator of automobile racing facilities. These shares of Speedway Motorsports, Inc. Common Stock are owned by Sonic Financial Corporation (“SFC”), an entity controlled by Mr. Smith. Presently, the $350.0 million borrowing limit of our 2006 Revolving Credit Sub-Facility is subject to a borrowing base calculation that is based, in part, on the value of the Speedway Motorsports shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of Speedway Motorsports common stock could reduce the amount we can borrow under the 2006 Revolving Credit Sub-Facility.

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

Our business will be harmed if overall consumer demand continues to suffer from a severe or sustained downturn.

Our business is heavily dependent on consumer demand and preferences. Our revenues have been materially and adversely affected by the recent downturn in overall levels of consumer spending. We expect this downturn to continue through at least 2009. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Economic conditions may have a material adverse effect on our retail business, particularly sales of new and used automobiles.

In addition, severe or sustained increases in gasoline prices may lead to a reduction in automobile purchases or a shift in buying patterns from luxury and sport utility vehicle models (which typically provide high margins to retailers) to smaller, more economical vehicles (which typically have lower margins).

A decline of available financing in the lending market has, and may continue to, adversely affect our vehicle sales volume.

A significant portion of vehicle buyers, particularly in the used car market, finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. In the event lenders further tighten their credit standards or there is a further decline in the availability of credit in the lending market, the ability of these consumers to purchase vehicles could be limited which could have a material adverse effect on our business, revenues and profitability.

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

The holders of Class B common stock currently hold less than a majority of our outstanding common stock, but a majority of our voting power (which include O. Bruton Smith Sonic Chairman, Chief Executive Officer and Director, his family members and entities they control). This may prevent or discourage a change of control of us even if the action was favored by holders of Class A common stock.

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

Seven of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our seven dealership subsidiaries are among approximately 120 automobile dealerships that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, had issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with this finding, the Board of Trustees of the AI Pension Plan adopted a Rehabilitation Plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the Plan (including some forms of early retirement benefits, and disability and death benefits), and also implements a requirement on all participating employers to increase employer contributions to the Plan for a seven year period commencing in 2013. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the Plan is forced to terminate and be assumed by the Pension Benefit Guaranty Corporation, the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

A further impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in this Annual Report on Form 10-K in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. Based on the results of Sonic’s step one test as of December 31, 2008, we were required to complete step two of the impairment evaluation. Sonic recorded an estimated goodwill impairment charge in continuing operations of $786.5 million at December 31, 2008 and a $10.9 million charge related to franchises held for sale in discontinued operations. An estimate was recorded because we had not finalized the valuation of certain assets and liabilities that are necessary for us to complete our evaluation. We expect to complete this evaluation and finalize the amounts related to the impairment charge which will be reflected in our Form 10-Q for the fiscal quarter ended March 31, 2009, with any adjustment to the estimate recorded at December 31, 2008 affecting the results of the first quarter of 2009. As of December 31, 2008, after recording this charge for impairment, our balance sheet reflected a carrying amount of approximately $481.9 million in goodwill (including goodwill classified as assets held for sale). If goodwill is further impaired based on a future impairment test, we will record another non-cash impairment charge that may also have a material adverse effect on our earnings for the period in which the impairment of goodwill occurs.

Item 1B:	Unresolved Staff Comments

On December 29, 2008, we received a comment letter from the staff (the “Staff”) at the SEC that it was performing a review of our SEC filings. In its review process, the Staff issued comments on certain of our filings under the Exchange Act, including our Form 10-K for the fiscal year ended December 31, 2007, our Definitive Proxy Statement on Schedule 14A filed on March 13, 2008 and our Form 10-Q for the nine month period ended September 30, 2008 and our Form 8-K filed on February 11, 2009. The unresolved Staff comments primarily focus on:

•	our goodwill impairment testing results and procedures, including our use of a discounted cash flow (“DCF”) model and other valuation methodologies;

•	our reconciliation of the results of our DCF model to our market capitalization as of September 30, 2008 and December 31, 2008.

The process for our impairment testing is described in our periodic reports filed with the SEC. See, for example, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies” for a discussion of our goodwill impairment testing methodology, Although we believe our procedures comply with applicable financial reporting/accounting requirements, we may be required to change these procedures or amend our previously filed reports filed pursuant to the Exchange Act as a result of the SEC’s review. Consequently, the information in this Form 10-K or our other earlier SEC filings may change and information in our future SEC filings may differ.

Item 2:	Properties.

Our principal executive offices are located at 6415 Idlewild Road, Suite 109, Charlotte, North Carolina 28212, and our telephone number is (704) 566-2400. We lease these offices from a related party. See Note 8 to our Consolidated Financial Statements.

Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors we consider in evaluating an acquisition candidate is its location. We prefer to acquire dealerships or build dealership facilities located along major thoroughfares, which can be easily visited by prospective customers.

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

Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. This group of plaintiffs’ attorneys has filed another private civil class action lawsuit in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships, excluding California and Florida. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. We are aggressively opposing claimants’ Motion for Class Certification, and intend to continue our vigorous defense of this arbitration. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

As of March 24, 2009, there were 28,094,991 shares of Sonic’s Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of March 24, 2009, there were 84 record holders of the Class A common stock and three record holders of the Class B common stock. As of March 24, 2009, the closing stock price for the Class A common stock was $1.60.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.48 per share during 2007 and 2008. On February 11, 2009, our Board of Directors indefinitely suspended Sonic’s dividend in order to preserve liquidity. See Note 6 to our Consolidated Financial Statements and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of dividends and for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for Sonic’s Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods.

	Market Price		Cash Dividend Declared
	High	Low
2008
First Quarter	$21.29	$16.45	$0.12
Second Quarter	21.58	12.89	0.12
Third Quarter.	12.84	8.39	0.12
Fourth Quarter	7.99	1.52	0.12
2007
First Quarter	$32.86	$28.04	$0.12
Second Quarter	31.82	28.36	0.12
Third Quarter.	30.26	23.94	0.12
Fourth Quarter	25.57	19.36	0.12

During 2008, all sales of equity securities by Sonic were registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended December 31, 2008.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(amounts in thousands, except price per share amounts)
October 2008	—	—	—	$44,696
November 2008	1	$3.22	1	$44,694
December 2008	3	$3.59	3	$44,684

Total	3		3	$44,684

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

Item 6:	Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2008. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in millions, except per share data)
Income Statement Data (1) (2):
Total revenues	$5,080.9	$5,783.5	$6,318.7	$6,757.4	$6,034.8
Impairment charges	$—	$0.6	$3.8	$1.0	$811.8
Income (loss) from continuing operations before income taxes	$107.8	$134.6	$125.3	$161.8	$(765.0)
Income (loss) from continuing operations	$67.1	$85.0	$73.9	$98.2	$(634.1)
Basic earnings (loss) per share from continuing operations	$1.62	$2.03	$1.75	$2.31	$(15.71)
Diluted earnings (loss) per share from continuing operations	$1.57	$1.95	$1.68	$2.17	$(15.71)
Consolidated Balance Sheet Data (2):
Total assets	$2,897.9	$3,025.5	$3,124.8	$3,282.7	$2,410.7
Current maturities of long-term debt (3)	$3.0	$2.7	$2.7	$4.2	$751.3
Total long-term debt	$671.8	$715.1	$601.3	$702.0	$751.3
Total long-term liabilities (including long-term debt)	$799.4	$877.0	$791.9	$930.0	$71.1
Cash dividends declared per common share	$0.44	$0.48	$0.48	$0.48	$0.48

(1)	In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, income statement data reflect reclassifications from the prior years presentation to exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2007 which had not been previously included in discontinued operations. See Note 2 to our accompanying Consolidated Financial Statements, Business Acquisitions and Dispositions, which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	As mentioned in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 2 to our accompanying Consolidated Financial Statements, business combinations and dispositions have had a material impact on our reported financial information.

(3)	As a result of the uncertainty related to our compliance with the covenants under our 2006 Credit Facility and due to cross default provisions governing our other indebtedness for the fiscal year 2009, we have classified all of our long-term debt as current in the accompanying Consolidated Balance sheets as of December 31, 2008.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Economic Conditions

Beginning near the end of the second quarter and throughout the third and fourth quarters of 2008, the automobile retailing industry was severely negatively affected by prevailing economic conditions. The uncertainty that exists related to the overall economy in the United States continues through the date of this report. During the second and third quarters of 2008, increases in fuel prices affected consumer preferences and shifted the sales mix between traditionally more profitable trucks and SUVs to more fuel-efficient vehicles. Fuel prices began to decline during the fourth quarter of 2008; however there is much uncertainty as to how they will trend in the future. As discussed in the paragraphs that follow, the demand for new and used vehicles has declined significantly and has negatively impacted our results of operations. Due to the turmoil in the financial services industry, the availability of credit has declined substantially for all consumers except those with high credit scores. Typical sources of financing, including captive finance companies associated with vehicle manufacturers, have also reduced the amount of credit available. For example, General Motors Acceptance Corporation (“GMAC”) historically has been a substantial source of lease financing to customers and floor plan financing to dealers, announced during the third quarter of 2008 that it was reducing the scope of its leasing activities. For a period of time in the fourth quarter, GMAC stated they would not make loans to customers with FICO credit scores below 700.

The lack of liquidity resulting from the financial services industry crisis has also hindered our ability to refinance our upcoming debt obligations in 2009 and 2010. Certain industry analysts believe current industry conditions will continue through the latter part of 2009 without any noticeable improvement and for recovery to begin in early 2010. We cannot predict when the recovery will begin and the timing of its impact on our business. As discussed in Item 1A; “Risk Factors” in this Report, our business is cyclical in nature and dependent on consumer confidence and the availability of consumer credit.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2008 classification of franchises between continuing and discontinued operations in accordance with SFAS No. 144.

Overview

We are one of the largest automotive retailers in the United States. As of March 19, 2009, we operated 164 dealership franchises, representing 33 different brands of cars and light trucks, at 135 locations and 31 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers. Although vehicle sales are cyclical and are affected by many factors, including general economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume.

The automobile industry’s total amount of new vehicles sold decreased by 18.0% to 13.2 million vehicles in 2008 from 16.1 million vehicles in 2007. From an industry perspective, new vehicle unit sales on a year-over-year basis declined 11.9% for import brands and 23.8% for domestic brands. Current industry expectations for new vehicle sales volume in 2009 are between 10 and 11 million vehicles, an additional 16.7% to 24.2% decrease from 2008. Further declines in consumer confidence, continued disruption in consumer financing availability or continued deterioration of the automotive manufacturers’ financial stability could cause these 2009 industry expectations to decline further. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend.

As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations.

In the ordinary course of business, we evaluate our dealership franchises for possible disposition based on various performance criteria. During the year ended December 31, 2008, we disposed of ten franchises and, at December 31, 2008, had an additional 42 franchises (or 32 physical dealerships) held for sale. These franchises have been identified as held for sale because of unprofitable operations or other strategic considerations. In the future we may also sell other franchises that are not currently held for sale. We believe the disposition of these franchises will, in addition to providing additional liquidity, allow us to focus our management attention on the remaining stores. However, there can be no assurance that we will be successful in disposing these franchises at reasonable values given the current market.

Although we focus on managing our inventory levels in accordance with consumer demand, we maintain a minimum level of inventory at our lower volume stores necessary to represent the full line of vehicles offered by manufacturers. This may result in a higher days supply of inventory than would otherwise result in a better economic environment. However, given our inventory management practices (such as managing our inventory purchases based on our sales forecasts and sharing inventory among our stores within a local market), we do not believe the current business climate is likely to result in material impairment charges related to new vehicle inventory. We continue to monitor our new vehicle inventory balances closely based on current economic conditions and will adjust them as required.

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

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2008 by approximately $1.6 million. Our estimate of chargebacks

($13.1 million as of December 31, 2008) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-off. If these factors change, the resulting impact would be a change in our future estimate for chargebacks. We believe our actual chargeback experience has not been materially different from our recorded estimates. We do not anticipate significant changes from our historical chargeback experience during 2009.

Goodwill

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. In completing step one or our impairment analyses as of December 31, 2008, we used a discounted cash flow model (“DCF”) to calculate fair value. We also analyzed our market capitalization along with potential adjustments to market capitalization such as control premium, cost synergies and non-public information in evaluating our estimate of fair value. The results of our DCF model were then compared to our adjusted market capitalization at December 31, 2008 to determine whether the DCF model provided an accurate measure of fair value for the purpose of the impairment test. Our estimate of fair value was then compared to our book value at December 31, 2008 to determine whether an indicator of impairment existed.

We believe a discounted cash flow model is the most reliable valuation method to use because the fair value of our business is dependent on our ability to generate cash through sales and service of new and used vehicles. In the years prior to 2008, we utilized a combination of an earnings multiple approach and a discounted cash flow approach. We discontinued the use of the earnings multiple approach in 2008 for several reasons. First, the earnings multiple approach only measures the value of our equity component and ignores the capital provided by debt investors, which is an important characteristic of Sonic’s capital structure. Secondly, an earnings multiple approach is limited by the fact it is based on historical performance and thus reflects the market’s prior assessments based on conditions in prior periods. The DCF method is based on forward-looking projections that incorporate current trends and market expectations. Finally, an earnings multiple approach requires us to make assumptions regarding non-public information related to the components of the earnings of the associated companies (i.e., understanding various charges, reserve levels, unusual gains/losses, etc.) to ensure that the multiples are actually comparable.

Since our book value at December 31, 2008 exceeded our estimated fair value, we were required to proceed to step two of the impairment analysis. The second step involved allocating the calculated fair value to all of the assets of the reporting unit as if the calculated fair value was the purchase price in a business combination. This allocation included assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that was allocated to goodwill was reduced. See discussion regarding franchise agreements acquired prior to July 1, 2001 in Note 1 to our Consolidated Financial Statements. We then compared the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill in the reporting unit with the difference representing the amount of impairment. Based on criteria established by the applicable accounting pronouncements, we have one reporting unit.

The significant assumptions in our discounted cash flow model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to conduct the second step of the impairment test described above. In projecting our reporting unit’s earnings, we develop many assumptions based on our expectations. These assumptions would include, but are not limited to, new and used vehicle unit sales, internal revenue enhancement initiatives, cost control initiatives, internal investment programs such as training and technology infrastructure and inventory floor plan borrowing rates. Our expectation of new vehicle unit sales is driven by our expectation of the industry-wide seasonally adjusted annual rate (SAAR) of new vehicles. The estimate of the industry SAAR in future periods is the basis of our assumptions related to new vehicle unit sales volume in our DCF model because we believe the historic and projected SAAR level of the SAAR has been a reliable indicator of Sonic’s new vehicle unit sales trends. The level of SAAR assumed in our projection of earnings for 2009 was 10 million units with a gradual increase in the level of SAAR to 15.2 million units in 2013, and remaining level thereafter.

Our DCF model is dependent on the assumptions used and is sensitive to changes in assumptions. For example, assuming all other factors remain the same, a 10% change in projected earnings would change the calculated fair value estimate as of December 31, 2008 by approximately $80.0 million. In the event the weighted average cost of capital changed 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of December 31, 2008 would change by approximately $40.0 million. Finally, if the residual growth estimate changed 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of December 31, 2008 would change by approximately $26.0 million.

Upon completion of step two of the impairment evaluation as of December 31, 2008, we recorded a goodwill impairment charge of $786.5 million in continuing operations as of December 31, 2008. Since we have not finalized the valuation of certain assets and liabilities that are necessary for us to complete our step two evaluation the recorded impairment charge is an estimate. We will report the final results of our impairment charge in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, with any adjustment to the estimate recorded as of December 31, 2008 affecting the results of the first quarter of 2009. We also recorded a goodwill impairment charge associated with franchises held for sale in discontinued operations totaling $10.9 million at December 31, 2008 based on our estimate that goodwill associated with those franchises was not recoverable.

We continue to face a challenging automotive retail environment and an uncertain economic environment in general. As a result of these conditions, there can be no assurances that an additional material impairment charge will not occur in a future period. We will continue to monitor events in future periods to determine if additional asset impairment testing should be performed. If we are required to apply the second step of the goodwill impairment test in future periods, we could be required to record an additional impairment charge to goodwill which could have a material adverse impact on our financial condition.

We estimate the value of our franchise assets using a discounted cash flow model. The discounted cash flow model used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings, and cost of capital. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. Franchise assets are evaluated for impairment at least annually. As a result of our impairment testing in 2008, we recorded franchise asset impairment charges of $24.2 million at December 31, 2008. Of this impairment charge, $8.9 million was included in continuing operations and $15.3 million was included in discontinued operations. The balance of our franchise assets (related to continuing operations and discontinued operations) totaled $64.7 million at December 31, 2008.

Insurance Reserves

We have various self-insured and high deductible insurance programs which require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. We accrue for insurance reserves on a pro-rata basis throughout the year based on the expected year-end liability. These estimates, judgments and assumptions are made quarterly by our management based on available information and take into consideration annual actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. If our management receives information which causes us to change our estimate of the year end liability, the amount of expense or expense reduction required to be recorded in any particular quarter could be material to our operating results, financial position and cash flows. We estimate the ultimate liability under these programs is between $21.0 million and $23.4 million. At December 31, 2008, we had $23.4 million reserved for such programs. We used a discount rate of 4% to calculate the present value of our estimated workers’ compensation claims and our general liability claim reserves. The biggest driver in worker’s compensation and garage liability is historical and future loss experience. We believe our actual loss experience has not been materially different from our recorded estimates.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a franchise where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. At December 31, 2008, we had $19.9 million accrued for lease exit costs. A significant change in our assumptions regarding the time period to obtain a subtenant or the amount of the anticipated sublease income could have a material effect on our accrual and, as a result, earnings. In addition, based on the terms and conditions negotiated in the sale of franchises in the future, additional accruals may be necessary if the purchaser of the franchise does not assume the lease of the associated franchise, or we are unable to negotiate a sublease with the buyer of the franchise on terms that are identical to or better than those associated with the original lease.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. As of December 31, 2008, we had accrued $9.0 million in legal reserves. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects.

Classification of Franchises in Continuing and Discontinued Operations

We classify the results from operations of our continuing and discontinued operations in our consolidated statements of income based on the provisions of SFAS No. 144. Many of these provisions involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of income will be reclassified in order to reflect that classification. During the year ended December 31, 2008, we identified 35 franchises to be held for sale that were included in continuing operations in our Annual Report on Form 10-K dated December 31, 2007, and three franchises that were held for sale and included in discontinued operations in our Annual Report on Form 10-K dated December 31, 2007, that we chose to continue to hold and operate in continuing operations in 2008.

Income Taxes

As a matter of course, we are regularly audited by various taxing authorities and from time to time these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply, in all material respects, with applicable tax law and that we have adequately provided for any reasonably foreseeable outcome related to these matters. Included in other accrued liabilities at December 31, 2008 is $23.2 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties). From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and disposals, including consideration paid or received in connection with such transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The effects on our financial statements of income tax uncertainties are discussed in Note 7 to our consolidated financial statements.

We have $16.7 million in deferred tax assets related to state net operating loss carryforwards that will expire between 2014 and 2027. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. We have recorded a valuation allowance of $16.7 million in 2008 based on our judgment that all state carryforwards will not be utilized. However, the results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of management’s judgment could occur. Additionally, due to the overall downturn in the economy of the United States and, in particular, the automotive retail industry, and the historical operating loss principally generated by the goodwill impairment charges recorded in 2008, we recorded additional valuation allowances of $99.6 million related to other certain deferred tax assets based on our judgment that it is more likely than not that we will not be able to realize the recorded balances.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method. The provisions of FSP APB 14-a apply to Sonic’s 4.25% Convertible Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. We are currently evaluating the effect of adopting the provisions of FSP APB 14-a. We estimate that the consolidated operating results for the years ended December 31, 2006 through December 31, 2010 will be negatively impacted by increases in interest expense ranging from $4.2 million to $5.4 million annually.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). In FSP 03-6-1, unvested share- based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. This FSP is effective for fiscal years beginning after December 31, 2008 and interim periods within those years and requires that all prior period earnings per share disclosures be adjusted retroactively to apply the two-class method of computing earnings per share. Upon adoption, we do not expect this standard to have a material impact on our disclosures of earnings per share.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of SFAS 161 and have not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of SFAS 161 will have a material impact on our consolidated operating results, financial position or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Acquisition related costs will be expensed when incurred rather than included in the acquisition price. Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We are currently reviewing the provisions of SFAS 141(R) and SFAS 160 and have not yet determined the impact of these statements on our consolidated operating results, financial position and cash flows.

We have adopted the provisions of Statements of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We have elected not to apply the fair value option to any “eligible items” as defined by SFAS 159.

We adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leases from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 allows us to delay the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The significant balance sheet categories that will require assessment under SFAS 157 after December 31, 2008 which we chose not to measure under the provisions of SFAS 157 for the year ended December 31, 2008 include goodwill, other intangibles and assets held for sale. We expect the changes to these nonfinancial assets and liabilities to be immaterial in future years except for those resulting from purchase accounting transactions which may be material.

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income.

	Percentage of Total Revenue (1) for the Year Ended December 31,
	2006	2007	2008
Revenues:
New vehicles	60.9%	60.3%	57.0%
Used vehicles	16.4%	17.8%	20.1%
Wholesale vehicles	6.0%	4.8%	3.9%
Parts, service and collision repair	14.2%	14.4%	16.3%
Finance, insurance and other	2.5%	2.7%	2.7%

Total revenue	100.0%	100.0%	100.0%
Cost of sales (2)	84.3%	84.2%	83.7%

Gross profit	15.7%	15.8%	16.3%
Selling, general and administrative expenses	12.0%	11.7%	13.5%
Impairment charges	0.1%	0.0%	13.5%
Depreciation and amortization	0.3%	0.4%	0.5%

Operating income	3.3%	3.7%	(11.2%)
Interest expense, floor plan	0.7%	0.8%	0.6%
Interest expense, other, net	0.6%	0.5%	0.9%
Other expense, net	0.0%	0.0%	0.0%

Income (loss) from continuing operations before income taxes	2.0%	2.4%	(12.7%)

Income tax expense (benefit)	0.8%	0.9%	(2.2%)

Income (loss) from continuing operations	1.2%	1.5%	(10.5%)

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflects reclassifications to exclude additional franchises sold, identified for sale or terminated subsequent to December 31, 2007 which had not been previously included in discontinued operations. See Note 2 to our accompanying Consolidated Financial Statements, Business Acquisitions and Dispositions, which discusses these and other factors that affect the comparability of the information for the periods presented.
(2)	The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

During the year ended December 31, 2008, we disposed of ten franchises, and, at December 31, 2008, had an additional 42 franchises (or 32 physical dealerships) held for sale. The results of operations of these dealerships, including gains or losses on disposition, have been included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented. In addition to these dispositions we disposed of 12 franchises, respectively in each of the years ended December 31, 2006 and 2007. See additional discussions of franchises held for sale in the “Liquidity and Capital Resources” discussion.

Annual “same store” results of operations represent the aggregate of the same store results for each of the four quarters in that year. Same store results for each quarter include dealerships that were owned and operated for the entire quarter in both periods and were classified as continuing operations under SFAS No. 144 at December 31, 2008. Unless otherwise noted, our discussion of the Results of Operations from “New Vehicles” to “Gross Profit and Gross Margins” is on a same store basis.

Impairments and Other Charges

As a result of our annual goodwill impairment test performed as of December 31, 2008, we recorded an estimated goodwill impairment charge of $786.5 million in continuing operations. Due to a portion of the goodwill impairment being associated with entities obtained in stock purchase transactions, $165.7 million of the impairment charge is not deductible for income tax purposes. As a result, our 2008 effective income tax rate for continuing operations was negatively affected by this impairment charge. The impairment charge recorded in discontinued operations totaled $10.9 million as of December 31, 2008. Of the total charge recorded in discontinued operations, $8.2 million is not deductible for income tax purposes and, as a result, also negatively impacted the effective income tax rate related to discontinued operations for the year ended December 31, 2008.

In addition to our goodwill impairment test, we reviewed franchise asset and property and equipment valuation. As a result of changes in various operating initiatives, we determined that the planned use of certain leased properties or the completion of certain capital projects would not occur. Accordingly, we recorded lease exit accruals and impairment charges on construction in progress projects. Based on historical and projected operating losses for certain continuing operations dealerships, we also determined that certain dealerships would not be able to recover recorded franchise asset and property and equipment asset balances. In addition, due to lowering the estimate of proceeds from the sale of certain dealership franchises held for sale based on current market conditions, we recorded goodwill, franchise asset and property and equipment asset impairment charges in discontinued operations.

During 2008, we recorded an additional $15.4 million in income tax valuation allowances related to state net operating loss carryforwards based on our judgment that all state carryforwards will not be utilized. Additionally, due to the overall downturn in the economy of the United States and, in particular the automotive retail industry, and the historical operating losses principally generated by the goodwill impairment charges recorded in 2008, we recorded additional valuation allowances of $99.6 million related to other certain deferred tax assets based on our judgment that it is more likely than not that we will not be able to realize the recorded balances.

In addition, during 2008, our results of operations were negatively impacted by the effects of Hurricane Ike and hail storms on our stores in the Houston and mid-west markets. We estimate the overall impact (physical damage and business interruption) on 2008 lowered pretax earnings by approximately $8.0 million.

During the second quarter of 2006, we recorded various charges in connection with the decision to exit certain facility leases and cancel various facility improvement projects, asset impairments and other asset write-offs, finance chargeback reserves, litigation matters and an adjustment of certain tax strategies. These charges are discussed in more detail in the respective areas when discussing results for the year ended December 31, 2006.

The amount and location of the charges in the accompanying consolidated statements of income for the years ended December 31, 2006, 2007 and 2008 are presented in the following table:

	Continuing Operations For the Year Ended December 31,
	2006	2007	2008
Finance & Insurance and other revenues
Finance chargeback reserves	$6.2	$—	$—
Selling, general & administrative expenses
Hurricane and hail storm related expenses	—	—	8.0
Lease exit and other accruals	9.0	1.0	10.3
Impairment charges
Property impairment charges	3.8	1.0	16.4
Goodwill impairment charges	—	—	786.5
Franchise agreement and other asset impairment charges	—	—	8.9
Income tax related adjustments
Effective income tax rate adjustment	1.0	—	—
NOL valuation allowances	—	0.4	12.6
Other deferred tax asset valuation allowances	—	—	90.1

	Discontinued Operations For the Year Ended December 31,
	2006	2007	2008
Selling, general & administrative expenses
Lease exit and other accruals	$5.0	$2.3	$16.0
Impairment charges
Property impairment charges	7.2	2.0	8.5
Goodwill impairment charges	—	—	10.9
Franchise agreement and other asset impairment charges	2.5	3.1	18.3
Favorable lease asset impairment charges	—	—	1.9
Income tax related adjustments
NOL valuation allowances	—	0.9	2.8
Other deferred tax asset valuation allowances	—	—	9.5

New Vehicles

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues are highly dependent on manufacturer incentives, which vary from cash-back incentives to low interest rate financing. New vehicle revenues are also dependent on manufacturers to provide adequate vehicle allocations to meet customer demands. They are also highly dependent on the availability of consumer credit.

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse mix of branded dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. For the year ended December 31, 2008, 85.1% of our total new vehicle revenue was generated by import and luxury dealerships compared to 85.0% for 2007.

The automobile retail industry uses the Seasonally Adjusted Annual Rate (SAAR) as one benchmark to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands sold in the United States market.

	2007	2008	% Change	2006	2007	% Change
SAAR (in millions of vehicles)
Year Ended December 31,	16.1	13.2	(18.0%)	16.6	16.1	(3.0%)

During 2008, Sonic, like other automotive retailers, experienced significant declines in customer traffic at its dealerships. We believe this was caused in part by rising gas prices which caused an abrupt shift in consumer buying habits away from larger trucks and SUVs to more fuel efficient passenger cars. This shift disrupted customer traffic especially at our domestic and certain luxury branded stores. We believe the declines in the second half of the year were also caused in part by a lack of credit availability for consumers and a general concern by consumers regarding the overall economy. Although the United States government has made various attempts to seek to ease the lack of credit availability and strengthen consumer confidence, we believe these conditions will continue well into 2009. Industry expectations for the 2009 SAAR are currently between 10 and 11 million vehicles which, if realized, would be a decline of 16.7% to 24.2% from 2008.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2007	12/31/2008			12/31/2006	12/31/2007
Total New Vehicle Units
Same Store	119,923	98,253	(21,670)	(18.1%)	118,175	116,611	(1,564)	(1.3%)
Acquisitions and Other	589	3,935	3,346	568.1%	127	3,901	3,774	2971.7%

Total as Reported	120,512	102,188	(18,324)	(15.2%)	118,302	120,512	2,210	1.9%

Total New Vehicle Revenues (in thousands)
Same Store	$4,050,770	$3,253,839	$(796,931)	(19.7%)	$3,841,006	$3,883,382	$42,376	1.1%
Acquisitions and Other	25,621	183,998	158,377	618.2%	6,335	193,009	186,674	2946.7%

Total as Reported	$4,076,391	$3,437,837	$(638,554)	(15.7%)	$3,847,341	$4,076,391	$229,050	6.0%

Total New Vehicle Unit Price
Same Store	$33,778	$33,117	$(661)	(2.0%)	$32,503	$33,302	$799	2.5%
Total Dealerships as Reported	$33,826	$33,642	$(184)	(0.5%)	$32,521	$33,826	$1,305	4.0%

Our overall same store unit retail declines in 2008 tracked closely to the average industry declines. We experienced unit declines across all of our major brands, both import and domestic. Our import dealerships experienced a decrease of 15,734 units, or 17.2%, while our domestic dealerships experienced a decrease of 5,936 units, or 21.0% from 2007 to 2008. These overall import and domestic same store new vehicle unit decreases can also be attributed to a decline in new truck and SUV units from 2007 to 2008 of 11,673 units, or 22.8%, as well as a decline in new car units of 9,997 units, or 14.6%. Our most significant declines came from our Cadillac and Lexus brands, posting declines of 34.8% and 29.6%, respectively.

Our import dealerships’ average price per new unit decreased $868, or 2.5%, while our domestic dealerships’ average price per unit remained more stable, declining $84, or 0.3%. Our new vehicle price per unit decreased primarily due to a change in sales mix to lower cost, more fuel efficient vehicles.

During 2007, our import dealerships experienced a decrease in new unit volume of 1,302 units, or 1.5%, while our domestic dealerships experienced a decrease of 262 units, or 0.9%, as compared to 2006. These overall import and domestic same store new vehicle unit decreases can be attributed to a decline in new truck and SUV units from 2006 to 2007 of 1,434 units, or 2.8%. Declining truck and SUV sales resulted from increasing gasoline prices, a downturn in the housing market and other economic uncertainties.

The increase in our average price per unit in 2007 as compared to 2006 can be attributed mainly to a larger percentage of our sales being generated by higher priced luxury vehicles. Many of our import dealerships experienced average price per unit increases.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. In addition, various manufacturers provide franchised dealers the opportunity to “certify” pre-owned vehicles based on criteria established by the manufacturer. This certification process extends the standard manufacturer warranty. In 2008, our sales of CPO vehicles increased to 40.1% of total used vehicle units from 34.3% in 2007. This percentage increase was driven in part by a decrease in our sales of non-CPO used vehicles of 3,487 units or 9.0% during 2008. We believe our used vehicle volume in 2008 was adversely affected by consumer confidence levels and a challenging consumer credit environment.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2007	12/31/2008			12/31/2006	12/31/2007
Total Used Vehicle Units
Same Store	58,659	58,481	(178)	(0.3%)	53,215	57,293	4,078	7.7%
Acquisitions and Other	202	1,643	1,441	713.4%	50	1,568	1,518	3036.0%

Total as Reported	58,861	60,124	1,263	2.1%	53,265	58,861	5,596	10.5%

Total Used Vehicle Revenues (in thousands)
Same Store	$1,193,644	$1,167,458	$(26,186)	(2.2%)	$1,034,464	$1,156,751	$122,287	11.8%
Acquisitions and Other	6,510	45,805	39,295	603.6%	1,273	43,403	42,130	3309.5%

Total as Reported	$1,200,154	$1,213,263	$13,109	1.1%	$1,035,737	$1,200,154	$164,417	15.9%

Total Used Vehicle Unit Price
Same Store	$20,349	$19,963	$(386)	(1.9%)	$19,439	$20,190	$751	3.9%
Total Dealerships as Reported	$20,390	$20,179	$(211)	(1.0%)	$19,445	$20,390	$945	4.9%

During 2008, our import dealerships posted an increase in used unit sales volume of 1,676, or 4.1%, when compared to 2007. However, the increase in our import used unit sales volume was offset by a decline in our domestic dealerships of 1,854, or 10.4%. Although we saw a decline in used unit sales volume for 2008, we were able to outperform the national average in used vehicle unit volume, with the national average declining 7.7% for 2008. We believe we were able to outperform the national average due to our continued implementation of our standardized used vehicle merchandising process. The first generation process allowed us to retail many used vehicles we historically would have disposed of through the wholesale market. The second generation process involves physically moving certain used vehicles to specific dealerships within a particular region that have shown success in retailing the specific type of used vehicle. We believe these processes will allow us to continue to outperform the industry even in the current challenging sales environment.

In 2007, the overall increase when compared to 2006 can be mainly attributed to a continuing shift in our dealership mix towards more import and luxury dealerships (which tend to retail higher priced used vehicles).

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

	For the Year Ended		Units or $ Change	% Change	For the Year Ended		Units or $ Change	% Change
	12/31/2007	12/31/2008			12/31/2006	12/31/2007
Total Wholesale Vehicle Units
Same Store	35,496	29,347	(6,149)	(17.3%)	40,955	34,989	(5,966)	(14.6%)
Acquisitions and Other	135	688	553	409.6%	157	642	485	308.9%

Total as Reported	35,631	30,035	(5,596)	(15.7%)	41,112	35,631	(5,481)	(13.3%)

Total Wholesale Vehicle Revenues (in thousands)
Same Store	$324,490	$226,668	$(97,822)	(30.1%)	$378,950	$315,894	$(63,056)	(16.6%)
Acquisitions and Other	2,050	8,442	6,392	311.8%	1,984	10,646	8,662	436.6%

Total as Reported	$326,540	$235,110	$(91,430)	(28.0%)	$380,934	$326,540	$(54,394)	(14.3%)

Total Wholesale Unit Price
Same Store	$9,142	$7,724	$(1,418)	(15.5%)	$9,253	$9,028	$(225)	(2.4%)
Total Dealerships as Reported	$9,164	$7,828	$(1,336)	(14.6%)	$9,266	$9,164	$(102)	(1.1%)

During 2008, lower wholesale vehicle revenues resulted from a decline in wholesale unit sales along with a decrease in average wholesale price per unit. The decrease in wholesale unit volume can be primarily attributed to our increased focus on retailing used vehicles which historically we would have disposed of through the wholesale market and fewer vehicles received in trades for new and used vehicles due to declines in overall retail activity.

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

Same store revenue from these items was as follows (amounts in thousands):

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2007	12/31/2008			12/31/2006	12/31/2007
Parts	$514,385	$506,976	$(7,409)	(1.4%)	$482,313	$497,218	$14,905	3.1%
Service	401,973	389,198	(12,775)	(3.2%)	$366,712	$387,753	21,041	5.7%
Collision repair	50,077	49,334	(743)	(1.5%)	$45,858	$50,077	4,219	9.2%

Same Store	$966,435	$945,508	$(20,927)	(2.2%)	$894,883	$935,048	$40,165	4.5%

We believe that over time, vehicle quality will improve, but vehicle complexity will offset any revenue lost from improvement in vehicle quality. We also believe that over the long-term we have the ability to continue to add service capacity and increase revenues. However, based on current market conditions, we do not anticipate a near-term increase in additional service capacity. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long-term, combined with the extended manufacturer warranties on CPO vehicles (see the discussion in “Business —Business Strategy—Certified Pre-Owned Vehicles” above), should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed.

As of December 31, 2008, we operated 31 collision repair centers. Collision revenues are heavily impacted by trends in the automotive insurance industry. Collision repair revenues decreased $0.7 million, or 1.5%, during 2008 compared to 2007. A 9.2% increase in collision repair revenues during 2007 compared to 2006 was driven by an increase in repair order volume.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2007	12/31/2008			12/31/2006	12/31/2007
Total Parts, Service and Collision Repair (in thousands)
Same Store	$966,435	$945,508	$(20,927)	(2.2%)	$894,883	$935,048	$40,165	4.5%
Acquisitions and Other	6,798	37,751	30,953	455.3%	1,481	38,185	36,704	2478.3%

Total as Reported	$973,233	$983,259	$10,026	1.0%	$896,364	$973,233	$76,869	8.6%

Fixed operations revenues at our import dealerships were down $6.3 million, or 0.8%, during 2008 versus 2007, while revenues at our domestic dealerships were down $12.2 million, or 5.9%, as compared to 2007. Customer pay sales at our import dealerships increased $5.4 million, or 1.6%. The customer pay import increases were offset by decreases in customer pay sales of $6.5 million, or 6.7% at our domestic dealerships. Warranty sales at our import dealerships declined $8.8 million, or 5.8%, as compared to 2007. Our Mercedes dealerships continued to experience significant decreases in warranty sales, declining $6.2 million, or 20.2%, as compared to 2007, due to continued improvements in vehicle quality and changes in their vehicle warranty programs. Our warranty sales at our domestic stores remained relatively flat as compared to 2007.

Fixed operations revenues increased during 2007 compared to 2006, at both our import dealerships (up $36.0 million, or 5.3%) and our domestic dealerships (up $2.3 million, or 1.1%). Customer pay sales at our import dealerships increased $30.0 million, or 10.5%. The customer pay import increases were partially offset by decreases in warranty sales of $6.4 million, or 4.3%. Our Mercedes dealerships experienced significant decreases in warranty sales, $8.5 million, or 23.0%, related to a change in their warranty program and a large number of recalls in 2006. Customer pay sales at our domestic dealerships increased $1.8 million, or 1.9%, as compared to 2006.

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

Finance, insurance and other revenues are driven by the level of new and used vehicle unit sales, manufacturer financing or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the percentage of vehicle sales on which we are able to originate financing or sell extended service contracts, other aftermarket products or insurance contracts. Our finance and extended service contract penetration rates were relatively flat when comparing 2008 to 2007. We realized an increase in our maintenance contract penetration rate from 7.4% in 2007 to 9.3% in 2008. We have an opportunity for our F&I penetration rate to increase over time as we continue to emphasize the use of menu selling techniques. Finance penetration rates may come under pressure in 2009 in the event manufacturers offer attractive financing rates from their captive finance affiliates since we tend to earn lower commissions under these programs.

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2007	12/31/2008			12/31/2006	12/31/2007
Total Finance, Insurance and Other Revenue (in thousands)
Same Store	$172,558	$155,035	$(17,523)	(10.2%)	$151,128	$168,325	$17,197	11.4%
Acquisitions and Other	8,495	10,272	1,777	20.9%	7,213	12,728	5,515	76.5%

Total as Reported	$181,053	$165,307	$(15,746)	(8.7%)	$158,341	$181,053	$22,712	14.3%

Total F&I per Unit (excluding fleet)
Same Store	$1,020	$1,037	$17	1.7%	$925	$1,020	$95	10.3%
Total Dealerships as Reported	$1,065	$1,069	$4	0.4%	$968	$1,065	$97	10.0%

Same store finance, insurance and other revenues decreased during 2008 when compared to 2007 primarily due to an 11.7% decrease in total retail (excluding fleet) unit sales. Despite the unit decrease, F&I revenue per unit increased during 2008 when compared to 2007. This increase in F&I revenue per unit can be mainly attributed to an increase in revenue per maintenance contract of 15.2% for the year ended December 31, 2008 compared to the same prior year period.

Same store finance, insurance and other revenues increased during 2007 when compared to 2006 primarily due to higher F&I penetration rates. Included in finance, insurance and other revenue for the year ended December 31, 2006 is a $6.2 million charge related to an increase in our allowance for estimated finance chargebacks. Excluding the effect of this charge, finance, insurance, and other revenue in the year ended December 31, 2007 would have increased 7.0%.

Gross Profit and Gross Margins

Our overall gross profit and gross margin (gross profit as a percentage of revenues) generally vary depending on changes in our revenue mix. Although sales of new vehicles comprise the majority of our total revenues, new vehicles generally carry the lowest margin rate of any product or service we offer. As a result, sales of new vehicles comprise a relatively small portion of total gross profits. Retail sales of used vehicles generally carry a slightly higher gross margin rate than new vehicles. Parts, service and collision repair carry a much higher gross margin rate than vehicle sales. Brand mix also has an impact on the gross margins that we realize. Historically, our import and luxury brands generally provide higher overall gross profits and gross margins than our domestic brands due to a stronger parts and service business. Our same store revenue mix is shown in the following table:

	For the Year Ended		Basis Point Change	For the Year Ended		Basis Point Change
	12/31/2007	12/31/2008		12/31/2006	12/31/2007
Revenues as a Percentage of Total Revenues
New Vehicles	60.4%	56.6%	(380)	61.0%	60.1%	(90)
Used Vehicles	17.8%	20.3%	250	16.4%	17.9%	150
Wholesale Vehicles	4.8%	3.9%	(90)	6.0%	4.9%	(110)
Fixed Operations	14.4%	16.4%	200	14.2%	14.5%	30
Finance, Insurance and Other	2.6%	2.8%	20	2.4%	2.6%	20

Same Store	100.0%	100.0%		100.0%	100.0%

	For the Year Ended		$ Change	% Change	For the Year Ended		$ Change	% Change
	12/31/2007	12/31/2008			12/31/2006	12/31/2007
Total Gross Profit (in thousands)
Same Store	$1,051,926	$941,473	$(110,453)	(10.5%)	$982,820	$1,016,941	$34,121	3.5%
Acquisitions and Other	14,158	44,066	29,908	211.2%	6,661	49,143	42,482	637.8%

Total as Reported	$1,066,084	$985,539	$(80,545)	(7.6%)	$989,481	$1,066,084	$76,603	7.7%

The overall gross margin rates on our various revenue lines on a same store basis were as follows:

	For the Year Ended		Basis Point Change	For the Year Ended		Basis Point Change
	12/31/2007	12/31/2008		12/31/2006	12/31/2007
New vehicles	7.1%	6.8%	(30)	7.5%	7.1%	(40)
Used vehicles	9.2%	8.4%	(80)	9.8%	9.3%	(50)
Wholesale vehicles	(1.4%)	(2.8%)	(140)	(1.2%)	(1.4%)	(20)
Parts, service and collision repair	50.4%	49.9%	(50)	49.9%	50.4%	50
Finance and insurance	100.0%	100.0%	0	100.0%	100.0%	0
Overall gross margin	15.7%	16.4%	70	15.6%	15.7%	10

The 30 basis point decrease in the new vehicle gross margin can be attributed to weakening economic and market conditions as well as a shift toward lower-cost vehicles. Gross margin rates for used vehicles declined in 2008 compared to 2007 primarily due to sourcing more vehicles through wholesale auctions versus trades, actively managing our vehicle days supply to offer more favorable pricing to customers, and a shift in demand to more Certified Pre-Owned vehicles, which typically generate lower margin rates. Gross margin rates for parts, service and collision repair in 2008 declined compared to 2007 primarily due to a higher proportion of the sales being comprised of lower margin activities such as standard oil changes and tire sales and a proportionately lower amount of sales being comprised of higher margin business such as significant repair and maintenance work. We believe customers are choosing to forgo or delay significant repair and maintenance work due to the current economic environment.

Our same store gross margin percentage was relatively flat in 2007, when compared to 2006. Gross margin improvements experienced in fixed operations were offset by declines in new, used and wholesale vehicle gross margin percentages. Our Mercedes dealerships posted the most significant increase in fixed operations gross margin percentage among our import dealerships, improving by 120 basis points. In addition, the majority of our domestic dealerships contributed to the fixed operations increase. Specifically, our GM (excluding Cadillac) and Cadillac dealerships experienced fixed operations margin increases of 30 basis points and 20 basis points, respectively, when compared to 2006.

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

2008 Compared to 2007

Total SG&A expenses increased $24.9 million, or 3.1%, in 2008 compared to 2007. As a percentage of gross profit, reported SG&A expenses increased from 74.1% in 2007 to 82.7% in 2008. Both the dollar increase and the increase as a percentage of gross profit are primarily attributed to current year acquisitions, hail and hurricane damage, loss on marketable securities, lease exit charges and legal expenses incurred in 2008.

In 2008, total reported compensation expense decreased by $4.0 million, or 0.9%, when compared to 2007. As a percentage of gross profit, total compensation expense increased to 45.0% in 2008 from 42.0% in 2007. The unfavorable increase as a percentage of gross profit was primarily the result of overall declines in gross profit due to the slow sales environment.

Advertising expense decreased $5.0 million, or 8.9%, in 2008, as compared to 2007. As a percentage of gross profit, advertising expense remained flat at 5.2% in both 2008 and 2007. Total advertising costs were lower versus prior year due to adjustments in advertising strategies in response to the soft operating environment.

Rent and rent related expenses increased $1.1 million, or 0.9%, in 2008, compared to 2007. Acquisitions contributed $0.7 million of the overall increase. Rent and rent related expenses were also negatively impacted by lease exit charges recorded in 2008 discussed under the previous heading “Impairments and Other Charges.” As a percentage of gross profit, rent and rent related expenses increased to 12.8% in 2008 from 11.7% in 2007.

Other SG&A expenses increased $32.8 million, or 20.3%, in 2008, as compared to 2007, primarily due to the lease exit charges discussed in the previous heading “Impairments and Other Charges,” in addition to increases in service loaner expense, hail and hurricane damage and loss on marketable securities.

2007 Compared to 2006

In 2007, total SG&A expenses increased $31.9 million, or 4.2%, compared to 2006. As a percentage of gross profit, reported 2007 SG&A expense decreased by 250 basis points, from 76.6% in 2006 to 74.1% in 2007. The increase in absolute dollars includes $26.4 million from 2007 acquisitions. The decrease as a percentage of gross profit is primarily attributable to an increase in sales volume and a resulting gross profit increase of $76.6 million, or 7.7%, from 2006 to 2007.

Total reported compensation expense increased $10.3 million, or 2.4%, in 2007, as compared to 2006 due to acquisitions and higher gross profit levels. However, as a percentage of gross profit, total compensation expense improved by 220 basis points to 42.0% in 2007 from 44.2% in 2006.

In 2007, advertising expense increased $4.4 million, or 8.6%, remaining flat as a percentage of gross profit when compared to 2006. Approximately $1.2 million of the increase in 2007 was related to acquisitions and the remaining increase is attributed to our targeted approach to allocate advertising dollars to certain brands in key markets.

In 2007, rent and rent related expenses increased $5.2 million, or 4.4%, as compared to 2006. As a percentage of gross profit, rent and rent related expenses decreased by 40 basis points to 11.7% in 2007 from 12.1% in 2006. Acquisitions contributed $4.4 million to the increase in 2007 compared to 2006. Rent and rent related expenses were also negatively impacted by lease exit charges recorded in 2007 discussed under the previous heading “Impairments and Other Charges.” In addition, we experienced rent increases as a result of the completion of facility improvement projects and the resulting sale-leaseback of these facilities and the effect of rising interest rates on our variable rate leases.

Other SG&A expenses increased $12.0 million, or 8.0%, in 2007, as compared to 2006, primarily as a result of a $6.5 million increase from 2007 acquisitions and a $3.1 million increase in service loaner expense and a $2.9 million increase in outside services.

Impairment Charges

Impairment charges increased $810.8 million from 2007 to 2008 due to impairment charges recorded in 2008 related to goodwill, franchise assets and fixed assets as a result of the adverse change in general business climate and a decline in our anticipated future cash flows. Of the total increase, $786.5 million, or 97.0%, was related to an estimated goodwill impairment charge recorded as of December 31, 2008 in continuing operations in association with our goodwill impairment test. Based on the results of our step one test we were required to complete step two of the impairment evaluation. The goodwill impairment charge at December 31, 2008 is an estimate because we had not finalized the valuation of certain assets and liabilities that are necessary for us to complete our step two evaluation. We will report the final results of our impairment charge in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, with any adjustment to the estimate recorded at

December 31, 2008 affecting the results of the first quarter of 2009. See the table included under the previous heading “Impairments and Other Charges” for a detail of other impairment charges recorded during 2007 and 2008.

In 2007, impairment charges decreased $2.8 million, or 74.7%, as compared to 2006. This decrease was a result of significant charges recorded in 2006 primarily related to our cancellation of various facility improvement projects and other asset impairments. See the table included under the previous heading “Impairments and Other Charges” for a detail of impairment charges recorded during 2007 and 2006.

Depreciation and Amortization

Depreciation expense increased $9.1 million, or 40.3%, in 2008 compared to 2007 and $3.1 million, or 15.7%, in 2007 compared to 2006. These increases were due primarily to increases in gross property and equipment related to continuing operations, excluding land and construction in progress of $134.5 million in 2008 and $81.2 million in 2007. The increases in depreciable property were due to dealership acquisitions, facility projects on existing dealerships and the result of purchasing several dealership properties which were previously leased as part of our ongoing strategy to own more of our dealership properties.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles decreased $13.9 million, or 28.4%, in 2008 compared to 2007. The average new vehicle floor plan interest rate related to new vehicles incurred by continuing dealerships was 4.1% for the year ended December 31, 2008, compared to 6.2% for the year ended December 31, 2007, which decreased interest expense by approximately $16.3 million. In addition, during 2008 the average floor plan balance for new vehicles increased by $56.8 million, resulting in an increase in expense of approximately $2.4 million. Approximately $3.8 million of the increase in the average floor plan balance for new vehicles was due to additional dealerships we acquired in 2008.

Interest expense, floor plan for used vehicles decreased $2.0 million, or 38.1%, in 2008 compared to 2007. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the year ended December 31, 2008 and December 31, 2007 of $0.9 million and $1.7 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 4.2% for the year ended December 31, 2008, compared to 6.5% for the year ended December 31, 2007, which decreased interest expense by approximately $2.4 million. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships decreased $9.3 million in 2008 compared to 2007, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.4 million.

Interest expense, floor plan for new vehicles increased $7.1 million, or 16.9%, in 2007 compared to 2006. The average floor plan interest rate for new vehicles incurred by continuing dealerships was 6.2% for the year ended December 31, 2007, compared to 5.7% for the year ended December 31, 2006, which increased interest expense by approximately $3.7 million. In addition to this, during 2007 the average floor plan balance for new vehicles increased $54.1 million which resulted in an increase in expense of approximately $3.4 million. Approximately $29.1 million of the increase in the average new vehicle floor plan balance was due to additional dealerships we acquired in 2007.

Interest expense, floor plan for used vehicles increased $1.2 million, or 30.1%, in 2007 compared to 2006. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the year ended December 31, 2007 and December 31, 2006 of $1.7 million and $1.6 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 6.5% for the year ended December 31, 2007, compared to 5.5% for the year ended December 31, 2006, which increased interest expense by approximately $1.0 million. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships increased $4.1 million in 2007 compared to 2006, resulting in an increase in used vehicle floor plan interest expense of approximately $0.3 million.

Interest Expense, Other, Net

We have entered into interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. All of the Fixed Swaps, except for one minor swap with a notional amount of $9.2 million, have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the remaining swaps are recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $12.4 million in 2008 and a benefit of $0.5 million and $0.1 million in 2007 and 2006, respectively, and is included in interest expense, other, net in the accompanying Consolidated Statements of Income. The effect of the mark-to-market adjustment related to the one swap for which hedge accounting was not applied increased expense by $1.1 million in 2008 and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

At the beginning of 2006, we had five separate interest rate swaps that effectively converted a portion of our fixed rate debt to LIBOR-based variable rate debt (the “Variable Swaps”). The Variable Swaps required us to pay a variable rate equal to the fixed six month LIBOR rate which was fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% (with a weighted average spread of 3.83%). The expense realized (the difference between interest paid and interest received) as a result of the Variable Swaps was expense of $0.4 million and $1.3 million in 2006 and 2007, respectively, and a benefit of $0.8 million in 2008. The incremental expenses/benefits of the Variable Swaps are included in interest expense, other, net in the accompanying Consolidated Statements of Income. During 2008, all of the Variable Swaps were terminated resulting in a settlement payment to us of $1.0 million.

Changes in other interest expense are summarized in the schedule below:

	2007	2008
	Increase/(Decrease) in Interest Expense (in millions)	Increase/(Decrease) in Interest Expense (in millions)
Interest rates—
• Changes in the average interest rate on the revolving facilities (6.81% in 2006 and 7.28% in 2007 and 5.26% in 2008)	$0.2	$(1.0)
Debt balances—
• Increase (decrease) in debt balances	(1.8)	7.2
Other factors—
• Decrease in capitalized interest	1.2	0.9
• Incremental interest expense (benefit) related to variable to fixed rate swaps	(0.4)	12.9
• Incremental interest expense (benefit) related to fixed rate to variable swaps	0.9	(2.1)
• Interest expense (benefit) allocation to discontinued operations	0.4	(1.2)
• Increase (decrease) in other expense, net	(0.2)	1.3

	$0.3	$18.0

Our 5.25% Convertible Notes mature in May 2009, our 4.25% Convertible Notes are redeemable at the holders’ option on November 30, 2010 and our 2006 Credit Facility matures in February 2010. Due to the current economic conditions, any refinancing of this indebtedness will likely be at a significantly higher interest rate than historically obtained. As such, we expect interest expense to increase in subsequent years. See further discussion related to refinancing under the subsequent heading “Liquidity and Capital Resources.”

Other Income/Expense, Net

The increase in other income of $0.7 million as compared to 2007 is primarily due to the repurchase of $24.8 million of our 5.25% Convertible Notes in open market transactions, which resulted in a gain of $0.6 million.

Provision for Income Taxes

The effective tax rate from continuing operations was 17.1% in 2008, 39.3% in 2007 and 41.0% in 2006. The tax rate for 2008 is lower than prior years primarily because a large portion of the goodwill impairment charge recorded in 2008 is not deductible for tax purposes, the application of a valuation allowance on the remaining deferred tax assets related to state net operating loss carryforwards and additional valuation allowances recorded on other deferred tax asset balances based on our evaluation that it is more likely than not that we will not be able to realize a portion of the recorded deferred tax asset balances. Absent these events our effective tax rate generally varies from year to year based on the distribution of taxable income between states in which we operate. We expect the effective tax rate in future periods to fall within a range of 39% to 41%.

Discontinued Operations

The pre-tax income/(losses) from operations and the sale of discontinued franchises were as follows:

	Year Ended December 31,
	2006	2007	2008
	(dollars in thousands)
Income from operations	$24,631	$8,029	$1,900
Gain (loss) on disposal of franchises	3,567	178	(2,325)
Lease exit charges	(4,519)	(2,324)	(15,968)
Property impairment charges	(7,201)	(1,974)	(8,530)
Goodwill impairment charges	—	—	(10,862)
Franchise agreement and other asset impairment charges	(2,525)	(3,100)	(18,266)
Favorable lease asset impairment charges	—	—	(1,903)

Pre-tax income (loss)	$13,953	$809	$(55,954)

Total revenues	$2,387,696	$2,091,724	$1,453,226

Due to the adverse change in the general business climate in 2008 and our plan to generate liquidity through asset sales, we added dealerships to assets held for sale and lowered our estimate of the expected proceeds from the sale of certain dealerships previously held for sale. As a result, we recorded goodwill, franchise agreement and other asset and property and equipment impairment charges. In addition, we recorded lease exit charges in connection with our decision to cease using several dealership properties which are leased under operating leases.

For the year ended December 31, 2007, we recorded property and franchise agreement impairment charges based upon changes in estimated expected proceeds for certain dealerships classified as held for sale during the year. Lease exit charges were recorded as a result of our decision to exit certain facility leases.

During the year ended December 31, 2006, we recorded lease exit charges, asset impairment charges and other asset write-offs in connection with our decision to exit certain facility leases and cancel various facility improvement projects.

Liquidity and Capital Resources

We require cash to finance acquisitions and fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our 2006 Credit Facility, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. Our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash based on their ability to generate cash. Uncertainties in the economic environment have severely and negatively affected our overall liquidity. In 2008, our liquidity was negatively affected by the downturn in the overall economy and particularly the severe downturn experienced in the automotive retail industry. In the latter half of 2008, the SAAR (Seasonally Adjusted Annual Rate) of new vehicle sales was at a level not experienced in the last twenty years with the SAAR rate at 10.6 million units in October 2008, 10.2 million units in November 2008 and 10.3 million units in December 2008. The annual average SAAR since 1990 was 15.5 million units and the annual SAAR for the years 2006 and 2007 were 16.6 million units and 16.1 million units, respectively. Industry expectations for the 2009 SAAR are currently between 10 and 11 million units. This would represent a further decline of 16.7% to 24.2% from the 2008 SAAR.

We are currently faced with substantial amounts of our debt maturing or becoming payable between May 2009 and November 2010. These obligations include our 5.25% Convertible Notes, our 4.25% Convertible Notes and amounts outstanding related to our 2006 Credit Facility. The amounts outstanding at December 31, 2008, related to these different debt issues were $105.3 million principal related to our 5.25% Convertible Notes, $70.8 million under our 2006 Revolving Credit Sub-Facility (and associated new and used floor plan borrowings which totaled $541.8 million) and $160.0 million principal of our 4.25% Convertible Notes.

The lack of credit availability resulting from the financial services industry crisis has also hindered our ability to obtain additional debt financing to refinance our existing indebtedness. Certain industry analysts believe it is possible for current conditions to continue through the latter part of 2009 without any noticeable improvement and for recovery to begin in early 2010. Due to lack of credit availability in the debt markets, Sonic has retained the services of a financial advisory firm to assist us in evaluating alternatives to address our 2009 and 2010 debt obligations. We believe the ultimate resolution of these near-term debt obligations could result in higher interest rates, the issuance of equity to holders of the 5.25% Convertible Notes and the 4.25% Convertible Notes as part of the refinancing plan and modifications to the debt on terms less favorable to us than our existing debt instruments. We may also have to sell equity or higher cost debt or dealerships which are not currently held for sale or which we might not otherwise sell in different circumstances. We do not have any agreement yet with holders of our 2009 and 2010 obligations to restructure these obligations and cannot predict or provide assurance we will obtain such agreement. We will likely need consent from our senior secured lenders to restructure the 2009 and 2010 debt obligations.

Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material and adverse impact on our operations and overall liquidity.

Long-Term Debt and Credit Facilities

2006 Credit Facility

Our syndicated credit facility is comprised of 17 financial institutions, including five manufacturer-affiliated finance companies providing for up to $1.4 billion in revolving credit and floor plan financing. The 2006 Credit facility was expanded in 2008 to increase the overall financing from $1.2 billion to $1.4 billion. Subsequent to

December 31, 2008, the 2006 Credit Facility overall financing availability was decreased to $1.3 billion to reduce non-usage fees.

Under the terms of the 2006 Credit Facility, up to $775.6 million is available for new vehicle inventory floor plan financing (the “2006 New Vehicle Floor Plan Sub-Facility”), up to $193.9 million is available for used vehicle inventory floor plan financing (the “2006 Used Vehicle Floor Plan Sub-Facility”) and up to $415.5 million is available for working capital and general corporate purposes (the “2006 Revolving Credit Sub-Facility”). The amount available for borrowing under the 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit under the 2006 Revolving Credit Sub-Facility. The 2006 Revolving Credit Sub-Facility matures on February 17, 2010. The 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility mature on the earlier of February 17, 2010 or upon demand by the administrative agent at the request of more than 80% of the lenders under those facilities.

At December 31, 2008, the borrowing base under our 2006 Revolving Credit Sub-Facility was calculated as the lesser of $415.5 million or the sum of: (A) the sum of (i) 80% of the factory receivables, net of holdback, (ii) 80% of the current finance receivables, (iii) 75% of the receivables for parts and services (after netting any amounts payable in connection with such parts and services), (iv) 65% of the balance parts and accessories inventory, and (v) 45% of the net book value of certain equipment, plus (B) 50% of the fair market value (determined using the average daily share price for the five business days immediately preceding the date of calculation) of the 5,000,000 shares of common stock of Speedway Motorsports, Inc. that are pledged as collateral, and plus (C)(a) 75% times Historical Consolidated EBITDA (as defined), for the four quarters of the Company most recently ended for which financial statements have been delivered or (b) (provided, however, that if the sum of (A) plus (B) is less than 60% of $415.5 million, the amount included in the Revolving Borrowing Base pursuant to this clause (C) shall not exceed the sum of (A) plus (B) multiplied by 66.7%). A withdrawal of this pledge by Sonic Financial Corporation (“SFC”), who holds the 5,000,000 shares of common stock of Speedway Motorsports, Inc., or a significant decline in the value of Speedway Motorsports, Inc. Common Stock could reduce the amount we can borrow under the 2006 Revolving Credit Sub-Facility. At December 31, 2008, these shares contributed $38.9 million to our borrowing base compared to $78.6 million at December 31, 2007. The borrowing base was approximately $276.3 million at December 31, 2008. The amount available to be borrowed under our 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of any outstanding letters of credit. At December 31, 2008, we had $64.5 million in letters of credit outstanding resulting in $141.0 million of borrowing availability based on the borrowing base calculation on that date.

As of December 31, 2008, the amounts outstanding under the 2006 Revolving Credit Sub-Facility bore interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid is from 1.75% above LIBOR to 2.75% above LIBOR. During 2008, our interest rate was at 2.00% above LIBOR. This rate could increase to the extent our profitability declines substantially or we incur additional senior secured debt. The weighted average rate of the 2006 Revolving Credit Sub-Facility during the year ended December 31, 2007 and 2008 was 7.28% and 5.26%, respectively. In addition, there is a quarterly commitment fee payable by us on the unused portion of the 2006 Revolving Credit Sub-Facility according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid for the quarterly commitment fee is 0.20% to 0.45% on the unused portion of the 2006 Revolving Credit Sub-Facility.

As of December 31, 2008, the amounts outstanding under the 2006 New Vehicle Floor Plan Sub-Facility bore interest at 1.00% above LIBOR. The amounts outstanding under the 2006 Used Vehicle Floor Plan Sub-Facility bear interest at 1.125% above LIBOR. In addition, there are quarterly commitment fees of 0.20% payable by us on the unused portion of both the 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility.

Under the terms of collateral documents entered into with the lenders under the 2006 Credit Facility, outstanding balances under the 2006 Credit Facility are secured by a pledge of substantially all of our assets and the assets of substantially all of our domestic subsidiaries, which domestic subsidiaries also guarantee our obligations under the 2006 Credit Facility, and the pledge of five million shares of Speedway Motorsports, Inc. Common Stock owned by SFC. The collateral for the 2006 Credit Facility also includes the pledge of the stock or equity interests of our dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

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

On March 31, 2009, we executed an amendment to the 2006 Credit Facility which resulted in no default arising by virtue of the “going concern” explanatory paragraph our independent registered public accounting firm included in its audit report for our 2008 Consolidated Financial Statements through May 4, 2009. In connection with the amendment, we agreed to increase the interest rates for amounts outstanding and the quarterly commitment fees payable by us on the unused portion. Before April 1, 2009, the 2006 Credit Facility bore interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The quarterly commitment fees were also determined according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. On and after April 1, 2009, the 2006 Credit Facility will bear interest as follows: 2.50% above LIBOR for amounts outstanding under the revolving credit sub-facility under the 2006 Credit Facility; 1.75% above LIBOR for amounts outstanding under the new vehicle floor plan sub-facility under the 2006 Credit Facility; and 2.00% above LIBOR for amounts outstanding under the used vehicle floor plan sub-facility under the 2006 Credit Facility. The quarterly commitment fee on and after April 1, 2009 will be 0.75% on the unused portion of the revolving credit sub-facility under the 2006 Credit Facility, 0.25% on the unused portion of the new vehicle floor plan sub-facility under the 2006 Credit Facility, 0.30% on the unused portion of the used vehicle floor plan sub-facility under the 2006 Credit Facility, and 2.50% letter of credit fee.

There were also certain other concessions we provided to the lenders under the 2006 Credit Facility in connection with the amendment. We agreed to limit our borrowing under the 2006 Credit Facility to ordinary course of business expenditures, and in any event, not for the repayment of certain indebtedness, including the 5.25% Convertible Notes, the 4.25% Convertible Notes and the 8.625% Notes. In addition, we are prohibited from making any acquisitions and we agreed that net proceeds from certain asset sales until May 4, 2009 would be used to permanently reduce the amount available under the revolving credit sub-facility.

We anticipate having to further amend or refinance the 2006 Credit Facility during 2009 in connection with restructuring the 5.25% Convertible Notes and in anticipation of the February 2010 maturity date of the 2006 Credit Facility. To the extent the current economic conditions continue, the interest rates, borrowing capacity and other terms of a new credit agreement may be less favorable than those terms that currently exist.

Senior Subordinated 8.625% Notes

At December 1, 2008 we had $275.0 million outstanding under the 8.625% Notes. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at our option after August 15, 2008. The redemption premiums for the twelve-month periods beginning August 15 of the years 2008, 2009 and 2010 are 104.313%, 102.875% and 101.438%, respectively. Our obligations under the 8.625% Notes are guaranteed by our operating domestic subsidiaries.

We had five separate interest rate swaps totaling $150.0 million to effectively convert a portion of our fixed rate debt under the 8.625% Notes to a LIBOR-based variable rate debt. During 2008, we terminated these swaps resulting in a payment to us of $1.0 million.

Convertible Senior Subordinated Notes

At December 31, 2008, we had outstanding $105.3 million in aggregate principal amount of 5.25% Convertible Notes. The 5.25% Convertible Notes are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness and mature on May 7, 2009. Our obligations under the 5.25% Convertible Notes are not guaranteed by any of our subsidiaries. The 5.25% Convertible Notes are convertible into shares of Class A common stock, at the option of the holder, based on certain conditions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of this financing. None of the conversion features on the 5.25% Convertible Notes were triggered in 2008 and none of the 5.25% Convertible Notes were redeemed in 2008. At the beginning of 2008, the outstanding principal balance was $130.1 million. During 2008, we repurchased $24.8 million in aggregate principal amount of the 5.25% Convertible Notes in open market transactions.

At December 31, 2008, we had outstanding $160.0 million in aggregate principal amount of 4.25% Convertible Notes. The 4.25% Convertible Notes bear interest at an annual rate of 4.25% until November 30, 2010 and 4.75% thereafter. The 4.25% Convertible Notes are unsecured obligations that rank equal in right of payment to all of our existing and future senior subordinated indebtedness, mature on November 30, 2015 and are redeemable at the holders’ option on November 30, 2010. Our obligations under the 4.25% Convertible Notes are not guaranteed by any of our subsidiaries. Holders of the 4.25% Convertible Notes may convert them into cash and shares of our Class A common stock in November 2010 or if certain other conditions are satisfied. Upon conversion of the 4.25% Convertible Notes, we will be required to deliver cash equal to the lesser of the aggregate principal amount of the 4.25% Convertible Notes being converted or our total conversion obligation. If our total conversion obligation exceeds the aggregate principal amount of the 4.25% Convertible Notes being converted, we will deliver shares of our Class A common stock to the extent of the excess amount, if any. We used $18.5 million of the net proceeds from the sale of the 4.25% Convertible Notes to pay the net cost of convertible note hedge and warrant transactions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of this financing and the convertible note hedge and warrant transactions. None of the conversion features on the 4.25% Convertible Notes were triggered in 2008.

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

Mortgage Notes

In 2007, we began to adjust our strategy on ownership of dealership properties and began to mortgage properties we own rather than finance them using sale-leaseback transactions. We expect this trend to continue in the future, thereby reducing the frequency of future sale-leaseback transactions. Prior to 2007, we sought to minimize the ownership of real property in order to preserve capital to fund our acquisition strategy.

During 2008, we paid $65.0 million to purchase existing dealership properties which were previously financed through long-term operating leases. We obtained mortgage financing of $39.4 million to fund the purchase of these previously leased dealership properties. In addition, we obtained $30.1 million and $22.7 million in mortgage financing on newly completed dealership facilities in 2007 and 2008, respectfully. Since beginning this strategy of owning more of our dealership properties in late 2007, we have added $116.6 million in mortgage financing to our capital structure on ten of our dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and September 2028. The weighted average interest rate was 5.3% at December 31, 2008. Proceeds received were used to repay borrowings under our 2006 Revolving Credit Sub-Facility.

Floor Plan Facilities

We finance all of our new and certain of our used vehicle inventory through standardized floor plan facilities which are due on demand. These floor plan facilities bear interest at variable rates based on LIBOR and prime. The weighted average interest rate for our floor plan facilities was 6.2% for 2007 and 4.2% for 2008. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $30.8 million and $39.7 million in 2008 and 2007, respectively, and recognized approximately $30.1 million and $40.4 million in 2008 and 2007, respectively, in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.

Covenants and Default Provisions

Our independent registered public accounting firm included an explanatory paragraph in its audit report on our 2008 Consolidated Financial Statements that indicated there is an uncertainty that we will remain in compliance with certain covenants in our debt agreements and that this uncertainty raises substantial doubt about our ability to continue as a going concern. The issuance of a “going concern” explanatory paragraph by our independent registered public accounting firm would, by itself, violate a separate covenant of our 2006 Credit Facility. On March 31, 2009, we executed an amendment to the 2006 Credit Facility which resulted in no default arising by virtue of the “going concern” explanatory paragraph through May 4, 2009 and, as a result, we are in compliance with the covenants in the 2006 Credit Facility as of the date of this filing. There can be no assurance that we will be able to negotiate an extension of the amendment beyond May 4, 2009.

In addition, on March 12, 2009, we amended a guaranty and subordination agreement with the landlord of many of our facility leases. This amendment adjusted the calculation of the consolidated fixed charge coverage ratio contained in the original guaranty and subordination agreement and added two additional financial covenants, a consolidated liquidity ratio covenant and a consolidated total senior secured debt to EBITDA ratio covenant.

We continue to explore options related to our debt obligations with the assistance of our financial advisor. We are currently in discussions with our senior secured lenders to amend our 2006 Credit Facility to, among other things, avoid potential defaults under that facility and permit the restructuring of our other outstanding debt obligations. If we are unable to restructure our debt obligations, we may not have funds available to repay the $105.3 million principal amount of our 5.25% Convertible Notes that mature on May 7, 2009. If we do not refinance or repay the 5.25% Convertible Notes on or before May 7, 2009, we will be in default under our 2006 Credit Facility and other material indebtedness, including our 4.25% Convertible Notes and our 8.625% Notes. In addition, absent further amendments to our 2006 Credit Facility, we may violate the fixed charge coverage ratio covenant in our 2006 Credit Facility as of the quarter ending June 30, 2009 and be in default of the terms of that facility, which would otherwise mature in February 2010. Finally, we are evaluating restructuring options for $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010.

Although we will attempt to restructure these debt obligations to avoid events of default under one or more of these arrangements, we cannot assure our investors that we will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about our ability to continue as a going concern. If we are unable to restructure these upcoming debt maturities, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.

Noncompliance with covenants, including a failure to make any payment when due, under our 2006 Credit Facility, floor plan facilities, operating lease agreements, 8.625% Notes, 5.25% Convertible Notes and 4.25% Convertible Notes (collectively, our “Material Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2006 Credit Facility. A default under our 2006 Credit Facility would constitute a default under our floor plan facilities and could entitle these lenders to accelerate our repayment obligations under the one or more of the floor plan facilities. A default under our 2006 Credit Facility and one or more floor plan facilities would not result in a default under our 8.625% Notes, 5.25% Convertible Notes or 4.25% Convertible Notes unless our repayment obligations under the 2006 Credit Facility and/or one or more of the floor plan facilities were accelerated. An acceleration of our repayment obligation under any of our Material Debt Agreements could result in an acceleration of our repayment obligations under our other Material Debt Agreements. The failure to repay principal amounts of the Material Debt Agreements when due would create cross-default situations related to other indebtedness. The 2006 Credit Facility includes the following financial covenants:

Covenant	Required		December 31, 2008 Actual
Consolidated liquidity ratio	≥	1.15	1.20
Consolidated fixed charge coverage ratio	≥	1.20	1.34
Consolidated total senior secured debt to EBITDA ratio	≤	2.25	1.13

In addition, many of our facility leases are governed by guarantee agreements between the landlord and us that contain financial and operating covenants. The financial covenants are identical to those under the 2006 Credit Facility with the exception of one financial covenant related to the ratio of EBTDAR to Rent with a required ratio of no less than 1.5 to 1.0. At December 31, 2008, the ratio was 1.9 to 1.0.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2008. To the extent the current economic conditions result in decreased profitability, our senior secured debt increases, including borrowing under our 2006 Revolving Credit Sub-Facility, or the availability under our 2006 Revolving Credit Sub-Facility (which is a component of our consolidated liquidity ratio) declines significantly or we need to borrow for other purposes, it is possible that we could violate one or more of these covenants in the future or be restricted from borrowing amounts we need to fund our operations and capital requirements.

Acquisitions and Dispositions

In the past a significant portion of our cash flow was used to fund dealership acquisitions. Following is a summary of acquisition activity in recent years:

Year of Acquisition	Subsequent Year Revenues		Cash Portion of Purchase Price (net of cash acquired)
	(in millions)
2005	448.9		138.8
2006	231.0		110.4
2007	471.7		212.5
2008	25.9	(a)	22.4

(a)	Revenues are estimated

During 2008, we acquired or were awarded five franchises for a combined purchase price of $22.4 million in cash, net of cash acquired. The cash utilized for these acquisitions was financed by cash generated from our existing operations and by borrowings under our 2006 Credit Facility. Although the pricing on dealership acquisitions may improve in 2009 due to the economic downturn, we do not currently anticipate any dealership acquisitions in 2009 in an effort to preserve liquidity for our upcoming debt maturities. During 2008, we disposed of ten franchises. These disposals generated cash of $37.8 million. In addition, as of December 31, 2008, we had 42 additional franchises (at 32 physical dealerships) held for sale. Assets to be disposed of in connection with franchises not yet sold have been classified in assets held for sale in the accompanying Consolidated Balance Sheets.

Capital Expenditures

Our capital expenditures include the purchase of land, construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. We selectively construct new dealership facilities to maintain compliance with manufacturer’s image requirements. We often finance these projects first through new mortgages and secondly through cash flow from operations and availability from our revolving credit facility. Capital expenditures in 2008 were approximately $151.1 million. Of this amount, $65.0 million was related to the buy-out of long-term operating leases on existing facilities, $73.3 million was related to facility construction projects and $12.8 million was for equipment utilized in our dealership operations. Of this $151.1 million, $69.9 million was financed through new mortgages and $81.2 was funded through operations and use of our revolving credit facility. See the previous discussion in this section under the heading “Mortgage Notes”. As of December 31, 2008, commitments for facilities construction projects totaled approximately $56.9 million. We expect investments related to capital expenditures to be reduced to minimum levels in 2009. We do not anticipate significant refurbishment projects of dealership properties to occur beyond those already underway at the end of 2008.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. We use our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. At the beginning of 2008, our remaining repurchase authorization was approximately $33.3 million. During 2008, our Board of Directors authorized the repurchase of an additional $40.0 million of Class A common stock or securities convertible into Class A common stock. During 2008, we repurchased 1,744,252 shares for approximately $28.6 million, with $20.1 million occurring during the first quarter ended March 31, 2008. At that time we believed that it was in our best interest to expend capital to repurchase outstanding shares of our Class A common stock. Subsequently, due to current economic conditions and liquidity concerns we have curtailed our stock repurchase activities and do not anticipate significant activity during 2009. As of December 31, 2008, we had $44.7 million remaining under our Board authorization.

Our share repurchase activity is subject to the business judgment of management and our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and economic and other factors considered relevant. These factors are considered each quarter and will be scrutinized as management and our Board of Directors determines our share repurchase policy throughout 2009.

Dividends

Our Board of Directors approved four quarterly cash dividends totaling $0.48 per share during 2008. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy throughout 2009. There is no guarantee that dividends will be paid at any time in the future. See Note 6 to our Consolidated Financial Statements for a description of restrictions on the payment of dividends. Subsequent to December 31, 2008, our Board of Directors indefinitely suspended our recurring quarterly dividend program.

Cash Flows

Cash Flows from Operating Activities—Net cash provided by operating activities was $120.6 million and $34.1 million for the years ended December 31, 2008 and 2007, respectively. Net cash used in operating activities was $61.9 million for the year ended December 31, 2006.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of captive finance companies and commercial banks. Generally, our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as an operating cash flow). Our dealerships that obtain floor plan financing from a syndicate of captive finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as a financing cash flow).

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another (which may require the approval of the syndicate of captive finance companies and commercial banks) may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow. During 2007, General Motors Corporation sold a controlling interest in its finance subsidiary, General Motors Acceptance Corporation (GMAC), resulting in our floor plan note payable balance with GMAC being presented as non-trade floor plan beginning in the year ended December 31, 2007. Although the effect of this sale had no overall impact on our cash flows, cash from operating activities were negatively impacted as the balance of notes payable floor plan trade borrowings declined and the balance of notes payable floor plan non-trade, which affects cash flows from financing activities, increased. If our floor plan liabilities with GMAC had been considered non-trade floor plan in the years prior to 2007, our 2006 statement of cash flows would have changed as follows:

(amounts in thousands)	As Reported	Effect of GMAC Change	Pro Forma
Cash flows used in operating activities	$(61,864)	$47,670	$(14,194)
Cash flows provided by investing activities	(117,960)	—	(117,960)
Cash flows provided by financing activities	184,954	(47,670)	137,284

Net increase in cash	$5,130	$—	$5,130

Net cash used in combined trade and non-trade floor plan financing was $53.8 million for the year ended December 31, 2008. Net cash provided by combined trade and non-trade floor plan financing was $13.5 million and $118.5 million for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2006, we began to finance used vehicle inventory through our floor plan facilities for the first time, which accounted for $93.1 million of the $118.5 million provided by combined trade and non-trade floor plan financing. Differences in cash flows from floor plan financing are related to changes in inventory balances and the timing of floor plan payoffs related to year-end transactions.

During 2008, reductions of accounts receivable generated cash of $101.1 million. A combination of a high volume new vehicle sales month in December 2007 and a low volume new vehicle sales month in December 2008 resulted in the reduction in receivables.

During the third quarter of 2006, we generated cash of approximately $26.8 million from the sale of a portion of Cornerstone’s notes receivable to a third party. This inflow of cash is included in cash flows from operating activities, change in receivables, in the accompanying consolidated statements of cash flows for the year ended December 31, 2006. This transaction resulted in no material gains or losses. The proceeds from the sale were used to repurchase our common stock and pay down our 2006 Credit Facility. Cornerstone’s outstanding notes receivable at December 31, 2006 were $28.5 million, net of an allowance for credit losses of $4.9 million. During the third quarter of 2007, we sold the remaining assets of Cornerstone and included $34.0 million in proceeds in cash flows from investing activities.

Cash Flows from Investing Activities—Cash used in investing activities during 2008, 2007 and 2006 was $115.3 million, $195.6 million, and $118.0 million, respectively. The majority of the investing activities cash outflow is related to dealership acquisitions and capital expenditures partially offset by proceeds received from dealership dispositions and the sales of property and equipment. Dealership acquisitions, net of cash acquired, used $22.9 million, $212.5 million and $110.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Due to our near-term debt maturities and the lack of available financing due to the current disruption in the credit markets, we do not expect to complete any significant acquisitions in 2009.

The significant components of capital expenditures relate primarily to dealership renovations and the purchase of our existing dealership facilities which had previously been financed under long-term operating leases. In connection with the shift in management’s strategy to own, rather than lease, more of our dealership properties, during 2008, we spent $65.0 million to purchase several previously leased dealership properties. These purchases were partially funded by proceeds from mortgage financing (see “Cash Flows from Financing Activities” below) in the amount of $39.4 million and the remainder through borrowings under our 2006 Revolving Credit Sub-Facility.

Cash Flows from Financing Activities—Net cash used in financing activities was $14.8 million for the year ended December 31, 2008. Net cash provided by financing activities was $165.4 million and $185.0 million for the years ended December 31, 2007 and 2006, respectively. Cash flow used in financing activities is comprised primarily of dividends paid to shareholders and our share repurchase activity. In addition, during the years ended December 31, 2008 and 2007, proceeds from long-term debt amounted to $56.9 million and $46.7 million, respectively. The 2008 proceeds from long-term debt were obtained from mortgage financing on four dealership properties. During the year ended December 31, 2008, we repurchased $24.8 million of our 5.25% Convertible Notes in open market transactions. See our previous discussion under “Cash Flows from Operating Activities” regarding the combined cash flow impact of trade and non-trade floor plan financing.

Cash Flows from Discontinued Operations—Our Consolidated Statement of Cash Flows includes both continuing and discontinued operations. Net cash used in operating activities associated with discontinued operations for the year ended December 31, 2008 was approximately $32.5 million and was substantially comprised of changes in assets and liabilities that relate to dealership operations, including non-cash asset impairment charges of approximately $39.6 million. In our Consolidated Statement of Cash Flows, cash flows from investing activities includes the line item “Proceeds from sale of franchises” which is entirely related to discontinued operations. With the exception of “Proceeds from sale of franchises” in the amount of $37.8 million and “Net payments on notes payable—floor plan—non-trade” in the amount of $5.9 million, 2008 cash flows from investing and financing activities contain an immaterial amount of cash flows from discontinued operations.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. When we sell dealership franchises, we attempt to assign any related lease to the buyer of the franchise to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. At December 31, 2008, our future gross minimum lease payments related to properties subleased to buyers of sold franchises totaled approximately $99.1 million. Future sublease payments expected to be received related to these lease payments were $87.4 million at December 31, 2008. See Note 12 to our Consolidated Financial Statements for a discussion regarding lease accruals, guarantees and indemnifications. Also see “Off-Balance Sheet Arrangements” (subsequent heading also within this Item 7) for a discussion regarding the off-balance sheet aspects of these guarantees and indemnifications.

Future Liquidity Outlook

Although it is our intention to restructure or refinance the indebtedness related to near-term debt obligations to avoid an event of default and to amend our 2006 Credit Facility to permit such restructuring or refinancing if necessary, we can give no assurances that we will be successful in our restructuring or refinancing activities. A default under the 2006 Credit Facility or our other indebtedness could also cause cross defaults of other debt, lease facilities and operating agreements, all of which would have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about Sonic’s ability to continue as a going concern. If we are unable to restructure or refinance these upcoming debt obligations, we may not be able to continue our operations and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us. In accordance with applicable financial reporting requirements, as a result of the uncertainty related to our compliance with the covenants under our 2006 Credit Facility for the fiscal year 2009, we have classified certain of our indebtedness as current in the accompanying Consolidated Balance Sheets as of December 31, 2008 due to the cross default provisions governing our other indebtedness. Our future contractual obligations, taking into consideration the current classification of all of our outstanding long-term debt, are as follows (see notes 2 and 4 below for amounts for each year based on stated maturities and associated interest costs of those balances for the years stated below based on stated maturities):

	(Amounts in thousands)
	2009	2010	2011	2012	2013	Thereafter	Total
Floor Plan Facilities (1)	$1,120,505	$—	$—	$—	$—	$—	$1,120,505
Long-Term Debt (2)	751,337	—	—	—	—	—	751,337
Letters of Credit	64,480	—	—	—	—	—	64,480
Estimated Interest Payments on Floor Plan Facilities (3)	7,931	—	—	—	—	—	7,931
Estimated Interest Payments on Long-Term Debt (4)	68,704	—	—	—	—	—	68,704
Operating Leases (Net of Sublease Rentals)	118,333	109,684	100,465	97,246	91,238	515,945	1,032,911
Construction Contracts	56,851	—	—	—	—	—	56,851
Other Purchase Obligations (5)	11,424	12,725	11,225	3,960	2,640	—	41,974
FIN 48 Liability (6)	500	—	—	—	—	22,745	23,245

Total	$2,200,065	$122,409	$111,690	$101,206	$93,878	$538,690	$3,167,938

(1)	Floor plan facilities include amounts classified as liabilities associated with assets held for sale.

(2)	Absent a restructuring of the amounts due under the 5.25% Convertible Subordinated Notes, we believe we will be in default under the terms of the 2006 Credit Facility. The lenders associated with the 2006 Credit Facility have the ability to accelerate payment of amounts due under the terms of that agreement. This acceleration will cause cross defaults under the terms of our other indebtedness which will also allow the holders of our other indebtedness to accelerate payments of outstanding principal. Accordingly, we have classified all of our indebtedness as current in the accompanying Consolidated Balance Sheets as of December 31, 2008. The classification of all of our debt as current is reflected in the amounts in the table above. In the event the holders of our debt did not have the ability to accelerate payment the scheduled maturities for the periods above, 2009, 2010, 2011, 2012, 2013 and thereafter would have been $183.0 million, $166.2 million, $8.0 million, $8.4 million, $287.6 million and $98.1 million, respectively.
(3)	Floor plan facilities balances (including amounts classified as liabilities associated with assets held for sale) are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2008 floor plan facilities balance, the weighted average interest rate for the fourth quarter of 2008 of 4.3% and the assumption that floor plan facilities balances at December 31, 2008 would be relieved within sixty days in connection with the sale of the associated vehicle inventory.
(4)	In the event the holders of our debt did not the ability to accelerate payment on scheduled maturities as described in Footnote 2, the estimated interest payments for the periods 2009, 2010, 2011, 2012, 2013 and thereafter would have been $68.8 million, $62.0 million, $52.7 million, $39.9 million, $22.3 million and $42.8 million, respectively.
(5)	Other Purchase Obligations include contracts for office supplies, utilities, and various other items or services.
(6)	Amount represents recorded liability, including interest and penalties, related to FIN 48. See Notes 1 and 7 to the accompanying Consolidated Financial Statements.

We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2006 Credit Facility, selected dealership and other asset sales and our ability to raise funds in the capital markets, though it will be difficult to raise funds in the capital markets in the near-term. Currently, we may only use the proceeds from borrowings for ordinary course of business expenditures. Continued uncertainties in the economic environment, the lack of availability of consumer credit, and uncertainty regarding the domestic automotive manufacturers will affect our ability to generate cash from operations as well as our ability to raise funds in the capital markets. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash based on their ability to generate cash. Uncertainties in the economic environment have severely and negatively affected our overall liquidity in 2008 and we expect the conditions that existed at the end of 2008 to continue through 2009. Therefore, we expect cash flows generated through operations in 2009 to be lower than those generated through operations in 2008. We will attempt to mitigate the impact of declines in cash flow from operations by limiting acquisitions, increasing asset sales, reducing capital expenditures, reducing or eliminating share repurchases and suspending our dividend.

Due to the lack of liquidity in the capital markets, we have retained the services of a financial advisory firm to assist us in evaluating alternatives to address our 2009 and 2010 debt obligations. We believe the ultimate resolution of these near-term debt obligations could result in higher interest rates and other terms less favorable to us than our existing debt instruments. We continue to explore options related to our debt obligations with the assistance of our financial advisor. We are currently in discussions with our senior secured lenders to amend our 2006 Credit Facility to, among other things, avoid potential defaults under that facility and permit the restructuring of our other outstanding debt obligations. If we are unable to restructure our debt obligations, we may not have funds available to repay the $105.3 million principal amount of our 5.25% Convertible Notes that mature on May 7, 2009. If we do not refinance or repay the 5.25% Convertible Notes on or before May 7, 2009, we will be in default under our 2006 Credit Facility and other material indebtedness, including our 4.25% Convertible Notes and our 8.625% Notes. In addition, absent further amendments to our 2006 Credit Facility, we may violate the fixed charge coverage ratio covenant in our 2006 Credit Facility as of the quarter ending June 30, 2009 and be in default of the terms of that facility, which would otherwise mature in February 2010. This default could occur due to: (1) the payment of the 5.25% Convertible Notes being considered a “fixed charge” in the denominator of the fixed charge coverage ratio calculation, or (2) the generation of lower EBITDA due to reduced earnings as a result of the current operating environment. Finally, we are evaluating restructuring options for $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010.

Although we will attempt to restructure these debt obligations to avoid events of default under one or more of these arrangements, we cannot assure our investors that we will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about our ability to continue as a going concern. If we are unable to restructure these upcoming debt maturities, we may not be able to continue our operations, and we may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.

On March 31, 2009, we executed an amendment to the 2006 Credit Facility which resulted in no default arising by virtue of the “going concern” explanatory paragraph our independent registered public accounting firm included in its audit report for our 2008 Consolidated Financial Statements through May 4, 2009. In connection with the amendment, we agreed to higher pricing terms and other concessions to the lenders. See “—Liquidity and Capital Resources—Long-Term Debt and Credit Facilities—2006 Credit Facility.”

We anticipate having to further amend or refinance the 2006 Credit Facility during 2009 in connection with restructuring the 5.25% Convertible Notes and in anticipation of the February 2010 maturity date of the 2006 Credit Facility. To the extent the current economic conditions continue, the interest rates, borrowing capacity and other terms of a new credit agreement may be less favorable than those terms that currently exist.

Seasonality

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less operating profits than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality in, and may adversely affect vehicle demand and, as a result, our profitability. Parts and service demand remains more stable throughout the year.

Off-Balance Sheet Arrangements

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. We expect the aggregate amount of the obligations we guarantee to increase as we dispose of additional franchises. See Note 12 to our Consolidated Financial Statements for a discussion regarding these guarantees and indemnifications. Past performance under these guarantees and indemnifications and their estimated fair value has been immaterial to our liquidity and capital resources. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnifications, including environmental exposures and the financial performance of lease assignees and sub-lessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources.

5.25% Convertible Senior Subordinated Notes

The 5.25% Convertible Notes are convertible into shares of our Class A common stock, at the option of the holder, based on certain conditions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions which are primarily linked to the per share price of our Class A common stock and the relationship between the trading values of our Class A Common Stock and the 5.25% Convertible Notes. This type of financing arrangement was selected by us in order to achieve a more favorable interest rate (as opposed to other forms of available financing). The 5.25% Convertible Notes are material to our liquidity and capital resources.

4.25% Convertible Senior Subordinated Notes, Hedge and Warrants

The 4.25% Convertible Notes are convertible at the option of the holder into cash and shares of our Class A common stock, based on certain conditions. See Note 6 to our Consolidated Financial Statements for a discussion regarding these conversion conditions which are primarily linked to the relationship between the trading values of our Class A common stock and the 4.25% Convertible Notes. Since the holders of the 4.25% Convertible Notes can force us to repurchase these notes on November 30, 2010, and we can redeem these notes at our option on or after November 30, 2010, we expect that either a conversion, repurchase or a redemption of these notes will occur in 2010. This type of financing arrangement was selected by us in order to achieve a more favorable interest rate (as opposed to other forms of available financing). The 4.25% Convertible Notes are material to our liquidity and capital resources.

In connection with the issuance of the 4.25% Convertible Notes we entered into convertible hedge and warrant transactions. The convertible note hedge and warrant transactions are designed to increase the effective conversion price per share of our Class A common stock from $24.14 to $33.00 and, therefore, mitigate the potential dilution upon conversion of the 4.25% Convertible Notes at the time of conversion. The convertible note hedge and warrant transactions have been recorded at cost within stockholders’ equity on our Consolidated Financial Statements in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF No. 01-6, “The Meaning of “Indexed to a Company’s Own Stock”“. See the discussion regarding “Derivative Instruments and Hedging Activities” in Note 1 to our Consolidated Financial Statements for a discussion regarding the convertible note hedge and warrant transactions. See the discussion regarding “Recent Accounting Pronouncements” in Note 1 to our Consolidated Financial Statements for a discussion of the impact of FSP APB 14-a on the 4.25% Convertible Notes.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $626.3 million at December 31, 2008 and approximately $829.4 million at December 31, 2007. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $7.5 million in 2008 and approximately $10.7 million in 2007. Of the total change in interest expense, approximately $5.9 million in 2008 and approximately $8.4 million in 2007 would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of December 31, 2008 approximately 20% (18% in 2007) of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. A change in interest rates of 100 basis points would have had an estimated impact on rent expense of approximately $1.6 million in 2008 and approximately $2.3 million in 2007.

We had five separate interest rate swaps with notional principal amounts totaling $150.0 million (collectively, the “Variable Swaps”) to effectively convert a portion of our fixed rate debt under the 8.625% Notes to a LIBOR-based variable rate debt. Under the Variable Swaps, we received 8.625% on the respective notional amounts and paid interest payments on the respective notional amounts at a rate equal to the six month LIBOR which is fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% with a weighted average spread of 3.83%. All the Variable Swaps were settled in 2008.

We also have interest rate swap agreements (collectively, the “Fixed Swaps”) to effectively convert a portion of its LIBOR based variable rate debt to a fixed rate. Under the terms of the Fixed Swaps interest rates reset monthly. The fair value of these swap positions at December 31, 2008 was a liability of $60.9 million. We will receive and pay interest based on the following:

Notional	Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.002%	one-month LIBOR	June 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$100.0	5.319%	one-month LIBOR	July 1, 2010
$4.0	7.100%	one-month LIBOR	July 10, 2017
$25.0	5.160%	one-month LIBOR	September 1, 2012
$15.0	4.965%	one-month LIBOR	September 1, 2012
$25.0	4.885%	one-month LIBOR	October 1, 2012
$12.6	4.655%	one-month LIBOR	December 10, 2017
$9.2	6.860%	one-month LIBOR	August 1, 2017
$7.7	4.330%	one-month LIBOR	July 1, 2013

(1)	The one-month LIBOR rate was 0.448% at December 31, 2008.

Subsequent to December 31, 2008, we settled our $100.0 million notional, pay 5.002% and $100.0 million notional, pay 5.319% swaps above with a payment to the counterparty for approximately $16.5 million.

Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness future maturities of variable and fixed rate debt, and related interest rate swaps are as follows:

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Liabilities	(Amounts in thousands, except for interest rates)
Long-term Debt:
Fixed Rate	110,106	164,047	5,857	6,204	279,701	80,816	646,731	360,099
Average Stated Interest Rate	5.40%	4.39%	8.38%	8.38%	8.62%	6.97%	6.79%
Variable Rate	72,846	2,186	2,173	2,176	7,913	17,312	104,606	83,124
Average Stated Interest Rate	2.25%	2.44%	2.20%	2.20%	2.85%	2.14%	2.41%
Variable to Fixed	1,480	101,540	1,557	466,576	7,333	20,018	598,504	(60,918)
Average pay rate	5.24%	5.32%	5.32%	5.03%	4.56%	5.87%	5.10%
Receive rate	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been attested to by Ernst & Young LLP, the independent registered public accounting firm that audited the 2008 period related to our financial statements included in this Annual Report on Form 10-K, as stated in their report which is included herein.

Item 9B.	Other Information.

On March 31, 2009, we executed an amendment to the 2006 Credit Facility. In connection with the amendment executed March 31, 2009, we agreed to increase the interest rates for amounts outstanding and the quarterly commitment fees payable by us on the unused portion of the 2006 Credit Facility. Before April 1, 2009, the 2006 Credit Facility bore interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The quarterly commitment fees were also determined according to a performance-based pricing grid determined by our Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. On and after April 1, 2009, the 2006 Credit Facility will bear interest as follows: 2.50% above LIBOR for amounts outstanding under the 2006 Revolving Credit Sub-Facility under the 2006 Credit Facility; 1.75% above LIBOR for amounts outstanding under the new vehicle floor plan sub-facility under the 2006 Credit Facility; and 2.00% above LIBOR for amounts outstanding under the used vehicle floor plan sub-facility under the 2006 Credit Facility. The quarterly commitment fee on and after April 1, 2009 will be 0.75% on the unused portion of the revolving credit sub-facility under the 2006 Credit Facility, 0.25% on the unused portion of the new vehicle floor plan sub-facility under the 2006 Credit Facility, 0.30% on the unused portion of the used vehicle floor plan sub-facility under the 2006 Credit Facility, and 2.50% for a letter of credit fee.

There were also certain other concessions we provided to the lenders under the 2006 Credit Facility in connection with the amendment, which includes the following. We agreed to limit our use of proceeds from borrowings under the 2006 Credit Facility to ordinary course of business expenditures, and in any event, not for the repayment of certain indebtedness, including the 5.25% convertible senior subordinated notes due May 2009 (the “5.25% Convertible Notes”), the 4.25% convertible senior subordinated notes due November 2015 and redeemable at the option of the holders in November 2010 (the “4.25% Convertible Notes”) and the 8.625% senior subordinated notes due August 2013 (the “8.625% Notes”). In addition, we are prohibited from making any acquisitions and we agreed that net proceeds from certain asset sales until May 4, 2009 would be used to permanently reduce the amount available under the 2006 Revolving Credit Sub-Facility.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is furnished by incorporation by reference to the information under the captions entitled “Election of Directors”, “Election of Directors—Board Meetings and Committees of the Board —Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Corporate Governance and Other Information—Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on May 11, 2009 (the “Proxy Statement”). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the captions entitled “Executive Compensation” and “Director Compensation for 2008” in the Proxy Statement.

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

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(a) (1) Financial Statements: Consolidated Balance Sheets as of December 31, 2007 and 2008. Consolidated Statements of Income for the Years Ended December 31, 2006, 2007 and 2008. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2007 and 2008. Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2007 and 2008.

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

EXHIBIT NO.	DESCRIPTION
3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006)).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)

4.3*	Form of 5.25% Convertible Senior Subordinated Note due 2009 (incorporated by reference to Exhibit 4.2 to Sonic’s Amended Current Report on Form 8-K/A filed on May 6, 2002 (the “May 2002 Form 8-K/A”)).

4.4*	Supplemental Indenture by and among Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the May 2002 Form 8-K/A).

4.5*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).

4.6*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

4.7*	Form of 4.25% Convertible Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the November 2005 Form 8-K).

4.8*	Subordinated Indenture, dated as of May 7, 2002, among Sonic, the guarantors named there in and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed November 21, 2005).

EXHIBIT NO.	DESCRIPTION
4.9*	Second Supplemental Indenture dated as of November 23, 2005, between Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the November 2005 Form 8-K).
10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 13, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142435)) (1)
10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)
10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report). (1)
10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report). (1)
10.5*	FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999 (incorporated by reference to Exhibit 4.1 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-95791)). (1)
10.6*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of April 19, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142436)) (1)
10.7*	Purchased call option confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the November 2005 Form 8-K).
10.8*	Purchased call option confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the November 2005 Form 8-K).
10.9*	Warrant confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the November 2005 Form 8-K).
10.10*	Warrant confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the November 2005 Form 8-K).
10.11*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)). (1)
10.12	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (1)
10.13*	Credit Agreement, dated as of February 17, 2006 (the “Credit Agreement”), among Sonic; the subsidiaries of Sonic named therein; Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and Lender, Toyota Motor Credit Corporation, as Documentation Agent and Lender; and BMW Financial Services NA, LLC, Carolina First Bank, Comerica Bank, Fifth Third Bank, General Electric Capital Corporation, KeyBank National Association, Nissan Motor Acceptance Corporation, Sovereign Bank, SunTrust Bank, Wachovia Bank, National Association and World Omni Financial Corp., each as a Lender and, collectively, the “Lenders” (incorporated by reference to Exhibit 10.2 to the March 2006 Form 10-Q).
10.14*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Bank of America, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.32 to the March 2006 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
10.15*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the March 2006 Form 10-Q).

10.16*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Toyota Motor Credit Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the March 2006 Form 10-Q).

10.17*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.6 to the March 2006 Form 10-Q).

10.18*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Carolina First Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the March 2006 Form 10-Q).

10.19*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Comerica Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.8 to the March 2006 Form 10-Q).

10.20*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Fifth Third Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.9 to the March 2006 Form 10-Q).

10.21*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of General Electric Capital Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.10 to the March 2006 Form 10-Q).

10.22*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of KeyBank National Association pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.11 to the March 2006 Form 10-Q).

10.23*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Nissan Motor Acceptance Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.12 to the March 2006 Form 10-Q).

10.24*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Sovereign Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the March 2006 Form 10-Q).

10.25*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of SunTrust Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.14 to the March 2006 Form 10-Q).

10.26*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.15 to the March 2006 Form 10-Q).

10.27*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of World Omni Financial Corp. pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.16 to the March 2006 Form 10-Q).

10.28*	Security Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.17 to the March 2006 Form 10-Q).

10.29*	Company Guaranty Agreement, dated as of February 17, 2006, by Sonic, as Guarantor, to Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.18 to the March 2006 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
10.30*	Subsidiary Guaranty Agreement, dated as of February 17, 2006, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.19 to the March 2006 Form 10-Q).

10.31*	Securities Pledge Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.20 to the March 2006 Form 10-Q).

10.32*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement. (1)

10.33*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement. (1)

10.34*	Amended and Restated Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of April 19, 2007 (incorporated by reference to Exhibit 10.3 to the June 30, 2007 Form 10-Q). (1)

10.35	Amendment number 1 to Credit Agreement dated May 25, 2006.

10.36	Amendment number 2 to Credit Agreement dated April 24, 2007.

10.37*	Amendment number 3 to Credit Agreement dated June 3, 2008 (incorporated by reference to exhibit 99.1 to Sonic’s Quarterly report on form 10-Q for the quarter ended March 31, 2008).

10.38	Standard form of lease executed with Capital Automotive, L.P. or its affiliates

10.39	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates

10.40	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord.

10.41	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord.

10.42	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Sonic.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously
(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/S/ DAVID P. COSPER
Mr. David P. Cosper
Chief Financial Officer
Date:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 31, 2009

/S/ B. SCOTT SMITH B. Scott Smith	President, Chief Strategic Officer and Director	March 31, 2009

/S/ DAVID P. COSPER David P. Cosper	Vice Chairman and Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2009

/S/ DAVID B. SMITH David B. Smith	Executive Vice President and Director	March 30, 2009

/S/ WILLIAM R. BROOKS William R. Brooks	Director	March 31, 2009

/S/ WILLIAM I. BELK William I. Belk	Director	March 31, 2009

/S/ H. ROBERT HELLER H. Robert Heller	Director	March 27, 2009

/S/ ROBERT L. REWEY Robert L. Rewey	Director	March 31, 2009

/S/ VICTOR H. DOOLAN Victor H. Doolan	Director	March 28, 2009

/S/ DAVID C. VORHOFF David C. Vorhoff	Director	March 27, 2009

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended March 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed March 13, 2006)).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)

4.3*	Form of 5.25% Convertible Senior Subordinated Note due 2009 (incorporated by reference to Exhibit 4.2 to Sonic’s Amended Current Report on Form 8-K/A filed on May 6, 2002 (the “May 2002 Form 8-K/A”)).

4.4*	Supplemental Indenture by and among Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the May 2002 Form 8-K/A).

4.5*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).

4.6*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).

4.7*	Form of 4.25% Convertible Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the November 2005 Form 8-K).

4.8*	Subordinated Indenture, dated as of May 7, 2002, among Sonic, the guarantors named there in and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed November 21, 2005).

4.9*	Second Supplemental Indenture dated as of November 23, 2005, between Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the November 2005 Form 8-K).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of March 13, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142435)) (1)

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). (1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report). (1)

10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report). (1)

EXHIBIT NO.	DESCRIPTION
10.5*	FirstAmerica Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of December 10, 1999 (incorporated by reference to Exhibit 4.1 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-95791)). (1)

10.6*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of April 19, 2007 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-142436)) (1)

10.7*	Purchased call option confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the November 2005 Form 8-K).

10.8*	Purchased call option confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the November 2005 Form 8-K).

10.9*	Warrant confirmation, dated November 18, 2005, between Sonic and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the November 2005 Form 8-K).

10.10*	Warrant confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the November 2005 Form 8-K).

10.11*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)). (1)

10.12	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (1)

10.13*	Credit Agreement, dated as of March 17, 2006 (the “Credit Agreement”), among Sonic; the subsidiaries of Sonic named therein; Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and Lender, Toyota Motor Credit Corporation, as Documentation Agent and Lender; and BMW Financial Services NA, LLC, Carolina First Bank, Comerica Bank, Fifth Third Bank, General Electric Capital Corporation, KeyBank National Association, Nissan Motor Acceptance Corporation, Sovereign Bank, SunTrust Bank, Wachovia Bank, National Association and World Omni Financial Corp., each as a Lender and, collectively, the “Lenders” (incorporated by reference to Exhibit 10.2 to the March 2006 Form 10-Q).

10.14*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Bank of America, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.32 to the March 2006 Form 10-Q).

10.15*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the March 2006 Form 10-Q).

10.16*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Toyota Motor Credit Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the March 2006 Form 10-Q).

10.17*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.6 to the March 2006 Form 10-Q).

10.18*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Carolina First Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the March 2006 Form 10-Q).

10.19*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Comerica Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.8 to the March 2006 Form 10-Q).

EXHIBIT NO.	DESCRIPTION
10.20*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Fifth Third Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.9 to the March 2006 Form 10-Q).

10.21*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of General Electric Capital Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.10 to the March 2006 Form 10-Q).

10.22*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of KeyBank National Association pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.11 to the March 2006 Form 10-Q).

10.23*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Nissan Motor Acceptance Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.12 to the March 2006 Form 10-Q).

10.24*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Sovereign Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the March 2006 Form 10-Q).

10.25*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of SunTrust Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.14 to the March 2006 Form 10-Q).

10.26*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.15 to the March 2006 Form 10-Q).

10.27*	Promissory Note, dated March 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of World Omni Financial Corp. pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.16 to the March 2006 Form 10-Q).

10.28*	Security Agreement, dated as of March 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.17 to the March 2006 Form 10-Q).

10.29*	Company Guaranty Agreement, dated as of March 17, 2006, by Sonic, as Guarantor, to Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.18 to the March 2006 Form 10-Q).

10.30*	Subsidiary Guaranty Agreement, dated as of March 17, 2006, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.19 to the March 2006 Form 10-Q).

10.31*	Securities Pledge Agreement, dated as of March 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.20 to the March 2006 Form 10-Q).

10.32*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement. (1)

10.33*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement. (1)

10.34*	Amended and Restated Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of April 19, 2007 (incorporated by reference to Exhibit 10.3 to the June 30, 2007 Form 10-Q). (1)

10.35	Amendment number 1 to Credit Agreement dated May 25, 2006.

10.36	Amendment number 2 to Credit Agreement dated April 24, 2007.

EXHIBIT NO.	DESCRIPTION
10.37*	Amendment number 3 to Credit Agreement dated June 3, 2008 (incorporated by reference to exhibit 99.1 to Sonic’s Quarterly report on form 10-Q for the quarter ended March 31, 2008).

10.38	Standard form of lease executed with Capital Automotive, L.P. or its affiliates

10.39	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates

10.40	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord.

10.41	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord.

10.42	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Sonic.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously
(1)	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sonic Automotive, Inc.

We have audited the accompanying consolidated balance sheet of Sonic Automotive, Inc. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Automotive, Inc. at December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Sonic Automotive, Inc. will continue as a going concern. As more fully described in Notes 1 and 6, there is uncertainty that the Company will remain in compliance with certain debt covenants throughout 2009. This condition and its impact on the Company’s liquidity raises substantial doubt about Sonic Automotive, Inc.’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Notes 1 and 6. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Automotive, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Charlotte, North Carolina

March 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Sonic Automotive, Inc.

We have audited Sonic Automotive, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Automotive, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sonic Automotive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sonic Automotive, Inc. as of December 31, 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2008 and our report dated March 31, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Sonic Automotive, Inc.’s ability to continue as a going concern.

/s/    ERNST & YOUNG LLP

Charlotte, North Carolina

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sonic Automotive, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of Sonic Automotive, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonic Automotive, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the consolidated financial statements, the accompanying 2007 and 2006 financial statements have been retrospectively adjusted for discontinued operations.

/s/    DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 29, 2008

(March 31, 2009 as to Note 1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2008

(Dollars in thousands)

	December 31,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$16,514	$6,971
Receivables, net	347,309	247,025
Inventories	1,093,017	916,837
Assets held for sale	87,342	406,576
Construction in progress and land expected to be sold	6,421	—
Other current assets	29,458	16,822

Total current assets	1,580,061	1,594,231
Property and Equipment, net	286,591	369,892
Goodwill	1,276,074	327,007
Other Intangible Assets, net	111,342	82,328
Other Assets	28,676	37,243

Total Assets	$3,282,744	$2,410,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable—floor plan—trade	$298,376	$208,438
Notes payable—floor plan—non-trade	827,294	712,585
Trade accounts payable	66,026	53,215
Accrued interest	19,202	17,096
Other accrued liabilities	162,430	207,627
Liabilities associated with assets held for sale—trade	25,057	65,405
Liabilities associated with assets held for sale—non-trade	23,535	134,077
Current maturities of long-term debt	4,197	751,337

Total current liabilities	1,426,117	2,149,780
Long-Term Debt	697,800	—
Other Long-Term Liabilities	83,829	71,132
Deferred Income Taxes	144,170	—
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 42,413,646 shares issued and 29,298,482 shares outstanding at December 31, 2007; 42,922,557 shares issued and 28,063,141 shares outstanding at December 31, 2008	424	429
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2007 and December 31, 2008	121	121
Paid-in capital	488,983	502,985
Retained earnings (deficit)	664,280	(40,597)
Accumulated other comprehensive income/ (loss)	(15,114)	(36,635)
Treasury stock, at cost (13,115,164 Class A shares held at December 31, 2007 and 14,859,416 Class A shares held at December 31, 2008)	(207,866)	(236,514)

Total stockholders’ equity	930,828	189,789

Total Liabilities and Stockholders’ Equity	$3,282,744	$2,410,701

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2007 and 2008

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008
Revenues:
New vehicles	$3,847,341	$4,076,391	$3,437,837
Used vehicles	1,035,737	1,200,154	1,213,263
Wholesale vehicles	380,934	326,540	235,110

Total vehicles	5,264,012	5,603,085	4,886,210
Parts, service and collision repair	896,364	973,233	983,259
Finance, insurance and other	158,341	181,053	165,307

Total revenues	6,318,717	6,757,371	6,034,776

Cost of Sales:
New vehicles	(3,560,143)	(3,787,447)	(3,204,185)
Used vehicles	(934,794)	(1,090,355)	(1,110,181)
Wholesale vehicles	(385,475)	(331,043)	(241,589)

Total vehicles	(4,880,412)	(5,208,845)	(4,555,955)
Parts, service and collision repair	(448,824)	(482,442)	(493,282)

Total cost of sales	(5,329,236)	(5,691,287)	(5,049,237)
Gross profit	989,481	1,066,084	985,539
Selling, general and administrative expenses	(758,278)	(790,221)	(815,083)
Impairment charges	(3,788)	(958)	(811,784)
Depreciation and amortization	(19,512)	(22,576)	(31,680)

Operating income	207,903	252,329	(673,008)
Other income (expense):
Interest expense, floor plan	(45,866)	(54,143)	(38,263)
Interest expense, other, net	(36,105)	(36,411)	(54,430)
Other income (expense), net	(618)	44	726

Total other expense	(82,589)	(90,510)	(91,967)

Income (loss) from continuing operations before taxes	125,314	161,819	(764,975)
Provision for income taxes—benefit / (expense)	(51,395)	(63,621)	130,848

Income (loss) from continuing operations	73,919	98,198	(634,127)
Discontinued operations:
Income (loss) from operations and the sale of discontinued franchises	13,953	809	(55,954)
Income tax benefit (expense)	(6,755)	(3,505)	4,154

Income (loss) from discontinued operations	7,198	(2,696)	(51,800)

Net income (loss)	$81,117	$95,502	$(685,927)

Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$1.75	$2.31	$(15.71)
Income (loss) per share from discontinued operations	0.17	(0.06)	(1.29)

Earnings (loss) per share	$1.92	$2.25	$(17.00)

Weighted average common shares outstanding	42,336	42,479	40,356

Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$1.68	$2.17	$(15.71)
Income (loss) per share from discontinued operations	0.17	(0.04)	(1.29)

Earnings (loss) per share	$1.85	$2.13	$(17.00)

Weighted average common shares outstanding	46,265	46,941	40,356

Dividends declared per common share	$0.48	$0.48	$0.48

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2007 and 2008

(Dollars and shares in thousands)

	Class A Common Stock		Class B Common Stock		Deferred Compensation Related to Restricted Stock	Paid-In Capital	Retained Earnings / (Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity	Compre- hensive Income (Loss)

	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2005	40,561	$403	12,029	$121	$(1,829)	$433,654	$542,374	$(143,945)	$20	$830,798	$93,109
Adoption of SAB 108	—	—	—	—	—	—	(4,607)	—	—	(4,607)	—
Adoption of SFAS No. 123-R	—	—	—	—	1,829	(1,829)	—	—	—	—	—
Shares awarded under stock compensation plans	1,329	13	—	—	—	19,226	—	—	—	19,239	—
Purchases of treasury stock	—	—	—	—	—	—	—	(15,056)	—	(15,056)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	4,396	—	—	—	4,396	—
Income tax benefit associated with convertible note hedge	—	—	—	—	—	1,762	—	—	—	1,762	—
Fair value of interest rate swap agreements, net of tax benefit of $13	—	—	—	—	—	—	—	—	(20)	(20)	(20)
Stock-based compensation expense						4,511				4,511
Restricted stock amortization	—	—	—	—		2,291	—	—	—	2,291	—
Net income	—	—	—	—	—	—	81,117	—	—	81,117	81,117
Dividends ($0.48 per share)	—	—	—	—	—	—	(20,591)	—	—	(20,591)	—

BALANCE AT DECEMBER 31, 2006	41,890	$416	12,029	$121	$—	$464,011	$598,293	$(159,001)	$—	$903,840	$81,097

Adoption of FIN 48	—	—	—	—	—		(8,582)	—	—	(8,582)	—
Shares awarded under stock compensation plans	524	8	—	—	—	13,436	—	—	—	13,444	—
Purchases of treasury stock	—	—	—	—	—	—	—	(48,865)	—	(48,865)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	3,147	—	—	—	3,147	—
Income tax benefit associated with convertible note hedge	—	—	—	—	—	1,914	—	—	—	1,914	—
Fair value of interest rate swap agreements, net of tax benefit of $9,071	—	—	—	—	—	—	—	—	(14,800)	(14,800)	(14,800)
Unrealized loss on available-for-sale securities, net of tax benefit of $193	—	—	—	—	—	—	—	—	(314)	(314)	(314)
Stock-based compensation expense						5,589				5,589
Restricted stock amortization	—	—	—	—		886		—	—	886	—
Net income	—	—	—	—	—	—	95,502	—	—	95,502	95,502
Dividends ($0.48 per share)	—	—	—	—	—	—	(20,933)	—	—	(20,933)	—

BALANCE AT DECEMBER 31, 2007	42,414	$424	12,029	$121	$—	$488,983	$664,280	$(207,866)	$(15,114)	$930,828	$80,388

Shares awarded under stock compensation plans	509	5	—	—	—	5,144	—	—	—	5,149	—
Purchases of treasury stock	—	—	—	—	—	—	—	(28,648)	—	(28,648)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	—	607	—	—	—	607	—
Income tax benefit associated with convertible note hedge	—	—	—	—	—	2,120	—	—	—	2,120	—
Fair value of interest rate swap agreements, net of tax benefit of $13,383	—	—	—	—	—	—	—	—	(21,835)	(21,835)	(21,835)
Unrealized gain on available-for-sale securities, net of tax expense of $193	—	—	—	—	—	—	—	—	314	314	314
Stock-based compensation expense	—	—	—	—	—	2,211	—	—	—	2,211	—
Restricted stock amortization	—	—	—	—	—	3,920	—	—	—	3,920	—
Net loss	—	—	—	—	—	—	(685,927)	—	—	(685,927)	(685,927)
Dividends ($0.48 per share)	—	—	—	—	—	—	(18,950)	—	—	(18,950)	—

BALANCE AT DECEMBER 31, 2008	42,923	$429	12,029	$121	$—	$502,985	$(40,597)	$(236,514)	$(36,635)	$189,789	$(707,448)

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$81,117	$95,502	$(685,927)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	23,903	27,438	36,378
Provision for bad debt expense	9,210	3,169	2,488
Other amortization	715	1,156	1,912
Debt issuance cost amortization	1,054	1,147	1,256
Debt discount amortization, net of premium amortization	691	807	1,008
Stock—based compensation expense	4,511	5,589	2,211
Amortization of restricted stock	2,291	3,313	5,280
Restricted stock forfeiture	—	(2,427)	(1,360)
Deferred income taxes	10,429	22,723	(249,564)
Valuation allowance—deferred income taxes	143	1,305	108,421
Equity interest in earnings of investees	(915)	(645)	(399)
Asset impairment charges	13,513	6,032	851,655
Loss (gain) on disposal of franchises and property and equipment	(3,582)	1,145	1,604
Loss on exit of leased dealerships	9,598	2,275	18,037
Gain on retirement of debt	—	—	(647)
Changes in assets and liabilities that relate to operations:
Receivables	1,472	18,753	101,126
Inventories	(20,049)	(17,003)	5,204
Other assets	15,079	(18,093)	9,909
Notes payable—floor plan—trade	(192,803)	(108,739)	(49,590)
Trade accounts payable and other liabilities	(18,241)	(9,396)	(38,363)

Total adjustments	(142,981)	(61,451)	806,566

Net cash provided by (used in) operating activities	(61,864)	34,051	120,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(110,371)	(212,472)	(22,945)
Purchases of property and equipment	(99,848)	(78,295)	(137,094)
Proceeds from sales of property and equipment	40,698	31,369	6,295
Proceeds from sale of franchises	50,961	62,882	37,803
Distributions from equity investees	600	900	600

Net cash used in investing activities	(117,960)	(195,616)	(115,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan—non-trade	311,344	122,251	(4,167)
Borrowings on revolving credit facilities	849,758	1,057,915	890,838
Repayments on revolving credit facilities	(961,418)	(1,008,001)	(889,996)
Proceeds from long-term debt	—	46,667	56,913
Debt issuance costs	(2,776)	—	—
Payments on long-term debt	(1,889)	(2,158)	(4,348)
Repurchase of debt securities	—	—	(24,203)
Purchases of treasury stock	(15,056)	(48,865)	(28,648)
Income tax benefit associated with stock compensation plans	4,396	3,147	607
Income tax benefit associated with convertible hedge	1,762	1,914	2,120
Issuance of shares under stock compensation plans	19,239	13,444	5,149
Dividends paid	(20,406)	(20,931)	(19,106)

Net cash (used in) provided by financing activities	184,954	165,383	(14,841)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,130	3,818	(9,543)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,566	12,696	16,514

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,696	$16,514	$6,971

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $13, $9,071 and $13,383 in 2006, 2007 and 2008, respectively)	$(20)	$(14,800)	$(21,835)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amount capitalized	$114,538	$113,834	$114,003
Income taxes	$46,329	$46,683	$13,351

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business—Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue), operating 164 dealership franchises and 31 collision repair centers throughout the United States as of December 31, 2008. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 2008, Sonic sold a total of 33 foreign and domestic brands of new vehicles.

Recent Developments—Sonic’s independent registered public accounting firm included an explanatory paragraph in its audit report on Sonic’s 2008 Consolidated Financial Statements that indicated there is an uncertainty that Sonic will remain in compliance with certain covenants in its debt agreements and that this uncertainty raises substantial doubt about Sonic’s ability to continue as a going concern. The issuance of a “going concern” explanatory paragraph by Sonic’s independent registered public accounting firm would, by itself, violate a separate covenant of Sonic’s revolving credit facility with Bank of America, NA, as administrative agent, and a syndicate of commercial banks and commercial finance entities (the “2006 Credit Facility”). On March 31, 2009, Sonic executed an amendment to the 2006 Credit Facility which resulted in no default arising by virtue of the “going concern” explanatory paragraph through May 4, 2009 and, as a result, Sonic is in compliance with the covenants in the 2006 Credit Facility as of the date of this filing. There can be no assurance that Sonic will be able to negotiate an extension of the amendment beyond May 4, 2009.

In connection with the amendment, Sonic agreed to higher pricing terms and other concessions to the lenders. See Note 6. Long-Term Debt.

In addition, on March 12, 2009, Sonic amended a guaranty and subordination agreement with the landlord of many of its facility leases. This amendment adjusted the calculation of the consolidated fixed charge coverage ratio contained in the original guaranty and subordination agreement and added two additional financial covenants: a consolidated liquidity ratio covenant and a consolidated total senior secured debt to EBITDA ratio covenant.

Sonic continues to explore options related to its debt obligations with the assistance of a financial advisor. Sonic is currently in discussions with its senior secured lenders to amend its 2006 Credit Facility to, among other things, avoid potential defaults under that facility and permit the restructuring of its other outstanding debt obligations. If Sonic is unable to restructure its debt obligations, Sonic may not have funds available to repay the $105.3 million principal amount of its 5.25% convertible senior subordinated notes that mature on May 7, 2009 (the “5.25% Convertible Notes”). If Sonic does not refinance or repay the 5.25% Convertible Notes on or before May 7, 2009, Sonic will be in default under the 2006 Credit Facility and other material indebtedness, including the 4.25% convertible senior subordinated notes due November 2015 and redeemable November 2010 (the “4.25% Convertible Notes”) and the 8.625% senior subordinated notes due August 2013 (the “8.625% Notes”). In addition, absent further amendments to the 2006 Credit Facility, Sonic may violate the fixed charge coverage ratio covenant in the 2006 Credit Facility as of the quarter ending June 30, 2009 and be in default of the terms of that facility, which would otherwise mature in February 2010. Finally, Sonic is evaluating restructuring options for $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010.

Although Sonic will attempt to restructure these debt obligations to avoid events of default under one or more of these arrangements, Sonic cannot assure its investors that Sonic will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sonic’s business, financial condition, liquidity and operations and raise substantial doubt about Sonic’s ability to continue as a going concern. If Sonic is unable to restructure these upcoming debt maturities, Sonic may not be able to continue its operations, Sonic may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against Sonic.

Principles of Consolidation—All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying Consolidated Financial Statements except for one fifty-percent owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying Consolidated Financial Statements.

Reclassifications—Individual franchises sold, terminated or classified as held for sale are reported as discontinued operations. During 2008, Sonic completed the disposal of ten automobile franchises, and had 42 franchises held for sale at December 31, 2008. The results of operations of these franchises for the years ended December 31, 2006, 2007 and 2008 are reported as discontinued operations for all periods presented. In addition, Sonic decided to retain and operate three franchises which were held for sale as of December 31, 2007 due to strategic considerations. Determining whether a franchise will be reported as continuing or discontinued operations involves judgments such as whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods Sonic determines that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income are reclassified in order to reflect the current classification.

Recent Accounting Pronouncements—In March 2008, the Financial Accounting Standards Board (“FASB”) concluded its re-deliberations on FSP APB 14-a—Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”) deciding to retain its original proposal related to this matter. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the effective interest method. The provisions of FSP APB 14-a apply to Sonic’s 4.25% Convertible Notes. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter. Early adoption is not permitted. FSP APB 14-a shall be applied retrospectively to all periods presented. Sonic is currently evaluating the effect of adopting the provisions of FSP APB 14-a. It is estimated that the consolidated operating results for the years ended December 31, 2006 through December 31, 2010 will be negatively impacted by increases in interest expense ranging from $4.2 million to $5.4 million annually.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. This FSP is effective for fiscal years beginning after December 31, 2008 and interim periods within those years and requires that all prior period earnings per share disclosures be adjusted retroactively to apply the two-class method of computing earnings per share. Upon adoption, Sonic does not expect this standard to have a material impact on its disclosures of earnings per share.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Acquisition related costs will be expensed when incurred rather than included in the acquisition price. Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. Sonic is currently reviewing the provisions of SFAS 141(R) and SFAS 160 and has not yet determined the impact of these statements on its consolidated operating results, financial position and cash flows.

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

Sonic adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In March 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leases from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The significant balance sheet categories that will require assessment under SFAS 157 after December 31, 2008 which Sonic chose not to measure under the provisions of SFAS 157 for the year ended December 31, 2008 include goodwill, other intangibles and assets held for sale. Required disclosures are included in Note 11.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition—Sonic records revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sonic also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts, the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale. As of December 31, 2007 and 2008, the amounts recorded as allowances for commission chargeback reserves were $13.0 million and $13.1 million, respectively. The majority of these amounts recorded as allowances for commission chargeback reserves were classified in the accompanying Consolidated Financial Statements as other accrued liabilities and the remaining amount was classified as other long-term liabilities.

Floor Plan Assistance—Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts included in cost of sales were $27.9 million, $27.9 million and $22.1 million for the years ended December 31, 2006, 2007 and 2008, respectively. There was an additional $14.4 million, $12.5 million and $8.0 million in floor plan assistance related to discontinued operations for the years ended December 31, 2006, 2007 and 2008, respectively.

Contracts in Transit—Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying Consolidated Balance Sheets and totaled $166.1 million at December 31, 2007 and $99.8 million at December 31, 2008.

Accounts Receivable—In addition to contracts in transit, Sonic’s accounts receivable consist of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Sonic evaluates receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable is not significant.

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

During the year ended December 31, 2008, property and equipment impairment charges totaling $16.4 million were recorded as impairment charges in continuing operations on the Consolidated Statements of Income. These impairment charges were related to the abandonment of construction projects and the abandonment and disposal of dealership equipment. Additional property and equipment impairment charges of $8.5 million were recorded during 2008 in discontinued operations. These impairment charges were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises and recorded balances.

In 2007, property and equipment impairment charges totaling $1.0 million were recorded as impairment charges in continuing operations. These impairment charges were related to decisions to abandon several construction projects and the abandonment and disposal of dealership equipment. Additional property and equipment impairment charges of $2.0 million were recorded during 2007 in discontinued operations. These impairment charges were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises and recorded balances.

In 2006, property and equipment impairment charges totaling $3.8 million were recorded as impairment charges in continuing operations relating to the abandonment of construction projects and current market information which indicated that the fair value of land parcels held for sale was less than the recorded value. Additional property and equipment impairment charges of $7.2 million were recorded during 2006 in discontinued operations. This impairment expense was recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises.

Derivative Instruments and Hedging Activities—Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions and the fair value of certain obligations classified as long-term debt on the accompanying Consolidated Balance Sheets. In general, the types of risks being hedged are those relating to the variability of cash flows, the delivery of Sonic’s Class A common stock in connection with the conversion of convertible debt and long-term debt fair values caused by fluctuations

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The only derivatives used were interest rate swaps, used for the purposes of hedging cash flows of variable rate debt and the fair value of fixed rate long-term debt, and options to buy and sell Sonic’s Class A common stock, used for the purpose of hedging the amount of Sonic’s Class A common stock required to be issued to holders of Sonic’s 4.25% Convertible Notes upon conversion.

At the beginning of 2006, Sonic had five separate interest rate swaps that effectively converted a portion of our fixed rate debt to LIBOR-based variable rate debt (the “Variable Swaps”). The Variable Swaps required Sonic to pay a variable rate equal to the fixed six month LIBOR rate which will be fixed on February 15 and August 15 of each year plus a spread ranging from 3.825% to 3.85% (with a weighted average spread of 3.83%). The amount realized (the difference between interest paid and interest received) as a result of the Variable Swaps was expense of $0.4 million and $1.3 million in 2006 and 2007, respectively, and a benefit of $0.8 million in 2008. The incremental expenses/benefits of the Variable Swaps are included in interest expense, other, net in the accompanying Consolidated Statements of Income. During 2008, all of the Variable Swaps were terminated resulting in a settlement payment to Sonic of $1.0 million.

At December 31, 2008 Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at December 31, 2008 was $60.9 million. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

Notional	Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.002%	one-month LIBOR	June 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$100.0	5.319%	one-month LIBOR	July 1, 2010
$ 4.0	7.100%	one-month LIBOR	July 10, 2017
$ 25.0	5.160%	one-month LIBOR	September 1, 2012
$ 15.0	4.965%	one-month LIBOR	September 1, 2012
$ 25.0	4.885%	one-month LIBOR	October 1, 2012
$ 12.6	4.655%	one-month LIBOR	December 10, 2017
$ 9.2	6.860%	one-month LIBOR	August 1, 2017
$ 7.7	4.330%	one-month LIBOR	July 1, 2013

(1)	The one-month LIBOR rate was 0.448% at December 31, 2008.

All the Fixed Swaps, with the exception of one with a notional amount of $9.2 million, have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps have been recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The amount reclassified out of other comprehensive income into results of operations during the year ended December 31, 2008, was $7.7 million. The estimated net amount expected to be reclassified out of other comprehensive income into results of operations during the year ended December 31, 2009 is approximately $19.4 million. The effect of the mark-to-market adjustment related to the one swap for which hedge accounting was not applied increased expense by $1.1 million in 2008 and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Subsequent to December 31, 2008, Sonic settled its $100.0 million notional, pay 5.002% and $100.0 million notional, pay 5.319% swaps for approximately $16.5 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the issuance of Sonic’s 4.25% Convertible Notes, Sonic purchased five year call options on Sonic’s Class A common stock (collectively, the “Purchased Options”) from the initial purchasers of the 4.25% Convertible Notes. Under the terms of the Purchased Options, which become exercisable upon conversion of the 4.25% Convertible Notes, Sonic has the right to purchase a total of approximately 6.6 million shares of Sonic’s Class A common stock from the counterparties at a purchase price of $24.14 per share and are net share settleable upon conversion of the 4.25% Convertible Notes. The total cost of the Purchased Options was $27.5 million, which was recorded in stockholders’ equity on the accompanying audited consolidated financial statements in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF No. 01-6, “The Meaning of “Indexed to a Company’s Own Stock”. Sonic anticipates that the cost of the Purchased Options will be deductible as original issue discount for income tax purposes over the expected life of the 4.25% Convertible Notes (five years). The tax benefit of this original issue discount deduction will be recorded as a credit to stockholders’ equity as the deduction occurs.

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

The Purchased Options and the Warrants are subject to early expiration upon the occurrence of certain events that may or may not be within Sonic’s control. Should there be an early termination of the Purchased Options and Warrants prior to the conversion of the 4.25% Convertible Notes from an event outside of Sonic’s control, the amount of shares potentially due to and due from Sonic under the Purchased Options and Warrants will be based solely on Sonic’s Class A common stock price, and the amount of time remaining on the Purchased Options and the Warrants as set forth and agreed to upon the inception of the Purchased Options and Warrants and will be settled in shares of Sonic’s Class A Common Stock. The net effect of the Purchased Options and the Warrants was designed to increase the conversion price per share of Sonic’s Class A common stock from $24.14 to $33.00 (a 66.75% premium to the closing price of Sonic’s Class A common stock on the date that the 4.25% Convertible Notes were priced to investors) and, therefore, mitigate the potential dilution of Sonic’s Class A Common Stock upon conversion of the 4.25% Convertible Notes, if any.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No shares of Sonic’s Class A common stock were issued or received under the Purchased Options or Warrants in 2007 or 2008. Changes in the price of Sonic’s Class A common stock will impact the share settlement of the 4.25% Convertible Notes, the Purchased Options and the Warrants as follows (shares in thousands):

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

In evaluating goodwill for impairment, if the fair value of the reporting unit is less than its carrying value, Sonic is then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets and liabilities of the reporting unit as if the calculated fair value was the purchase price in a business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise agreements acquired prior to July 1, 2001 in “Other Intangible Assets” below. Sonic would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill with the difference representing the amount of impairment. The purpose of this second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.

Sonic uses a discounted cash flow model to estimate its reporting unit’s fair value in evaluating goodwill for impairment. The significant assumptions include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. Sonic also considers a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other factors.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the results of Sonic’s step one test as of December 31, 2008, Sonic was required to complete step two of the impairment evaluation. Sonic recorded an estimated impairment charge of $786.5 million in continuing operations as of December 31, 2008 because Sonic had not finalized the valuation of certain assets and liabilities that are necessary for it to complete its evaluation. Sonic expects to complete this evaluation and finalize the impairment charge during the first quarter of 2009, with any adjustment to the estimate recorded as of December 31, 2008 affecting the results of the first quarter of 2009.

In addition, Sonic was required to evaluate goodwill associated with franchises held for sale at December 31, 2008. In conjunction with this evaluation, Sonic determined that a portion of the goodwill allocated to franchises held for sale was not recoverable. Accordingly, Sonic recorded a goodwill impairment charge of $10.9 million in discontinued operations for the year ended December 31, 2008.

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

Insurance Reserves—Sonic has various self-insured and high deductible casualty and medical insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. At December 31, 2007 and 2008, Sonic had $21.3 million and $23.4 million, respectively, reserved for such programs.

Lease Exit Accruals—The majority of Sonic’s dealership properties are leased under long-term operating lease arrangements. When situations arise when the leased properties are no longer utilized in operations, Sonic records accruals for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a franchise whereby the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to Sonic’s obligation under the lease. See Note 12 for further discussion.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sonic has $16.7 million in deferred tax assets related to state net operating loss carryforwards that will expire between 2014 and 2027. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. Sonic has recorded a valuation allowance of $16.7 million based on its judgment that all state carryforwards will not be utilized. However, the results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of management’s judgment could occur. Additionally, due to the overall downturn in the economy of the United States and, in particular the automotive retail industry, and the historical operating loss principally generated by the goodwill impairment charges recorded in 2008, Sonic has recorded additional valuation allowances of $99.6 million related to other certain deferred tax assets based on its judgment that it is more likely than not that Sonic will not be able to realize the recorded balances.

Concentrations of Credit and Business Risk—Financial instruments that potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers and financial institutions. The large number of customers comprising the trade receivables balances reduces credit risk arising from trade receivables from commercial customers.

The counterparties to Sonic’s interest rate swaps, Purchased Options and Warrants contracts primarily consist of four large financial institutions. Sonic could be exposed to loss in the event of nonperformance by any of these counterparties.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008 General Motors, Ford (including Volvo) and Chrysler stores represented 14.1%, 5.9% and 0.6% of new vehicle revenue, respectively. In recent years and particularly in the latter half of 2008, the financial condition and operating results of Ford, General Motors and Chrysler deteriorated significantly. If the financial condition and operating results of Ford, General Motors or Chrysler do not improve or if the U.S. government discontinues or limits aid to these manufacturers, it is possible that each manufacturer could file for bankruptcy protection or reduce its support of its franchisees. Sonic is subject to a concentration risk in the event of a continued deterioration of these manufacturers’ financial health. Sonic’s exposure to these domestic manufacturers as of December 31, 2007 and 2008 are as follows:

	(dollars in millions) December 31,
	2007	2008
General Motors
New Vehicle Inventory	$173.7	$182.0
Parts Inventory	13.3	12.5
Factory Receivables	12.3	11.9
Franchise Assets	38.8	17.2

Ford (including Volvo)
New Vehicle Inventory	96.9	83.3
Parts Inventory	6.9	5.2
Factory Receivables	5.9	5.0
Franchise Assets	3.5	2.2

Chrysler
New Vehicle Inventory	13.0	9.3
Parts Inventory	1.3	1.0
Factory Receivables	0.4	0.3
Franchise Assets	0.5	—

In addition, Sonic relies on the manufacturer captive finance companies of General Motors, Ford and Chrysler for new vehicle floor plan financing. The bankruptcy of any of these domestic manufacturers could result in an attempt by the related captive finance company to terminate Sonic’s floor plan financing, which would have a material adverse impact on its operations and liquidity position.

Financial Instruments and Market Risks—As of December 31, 2007 and 2008 the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions and long-term debt, excluding Sonic’s 8.625% Notes, 5.25% Convertible Notes, 4.25% Convertible Notes and certain notes payable to a finance company, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2007		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(dollars in thousands)
8.625% Senior Subordinated Notes (1)	$270,875	$272,798	$104,500	$273,116
5.25% Convertible Senior Subordinated Notes (1)	$126,116	$129,221	$97,883	$105,059
4.25% Convertible Senior Subordinated Notes (1)	$166,059	$157,558	$53,600	$158,359
Mortgage Notes	$28,988	$28,988	$80,530	$80,622
Notes Payable to a Finance Company (2)	$25,681	$25,490	$23,586	$22,946

(1)	As determined by market quotations as of December 31, 2008.
(2)	As determined by discounted cash flows.

Sonic has variable rate notes payable—floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate swaps was approximately $1,261.8 million at December 31, 2007 and $1,224.9 million at December 31, 2008.

Advertising—Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to $51.4 million, $55.8 million and $50.9 million for the years ended December 31, 2006, 2007 and 2008, respectively, and has been classified as selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. In general, these cooperative programs require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under these cooperative agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were $13.5 million, $13.7 million and $12.6 million in 2006, 2007 and 2008, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment Charges—Sonic evaluates goodwill, franchise and favorable lease assets, property and equipment and other assets at least annually for potential impairment based on economic and other operating factors. Impairment charges related to continuing and discontinued operations have been classified as a separate expense line above operating income in the accompanying Consolidated Statements of Income. The amounts and types of charges are presented in the following tables:

	Continuing Operations For the Year Ended December 31,
	2006	2007	2008
	(dollars in millions)
Impairment charges
Property impairment charges	$3.8	$1.0	$16.4
Goodwill impairment charges	—	—	786.5
Franchise agreement and other asset impairment charges	—	—	8.9

Total	$3.8	$1.0	$811.8

	Discontinued Operations For the Year Ended December 31,
	2006	2007	2008
	(dollars in millions)
Impairment charges
Property impairment charges	$7.2	$2.0	$8.5
Goodwill impairment charges	—	—	10.9
Franchise agreement and other asset impairment charges	2.5	3.1	18.3
Favorable lease asset impairment charges	—	—	1.9

Total	$9.7	$5.1	$39.6

Segment Information—Sonic has determined it has a single segment for purposes of reporting financial condition and results of operations.

2.	BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions

Sonic’s growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. Where practicable, Sonic also seeks to acquire stable franchises that Sonic believes have above average sales prospects. Pursuant to the most recent amendment to the 2006 Credit Facility, Sonic is barred from making acquisitions. Sonic will not be able to pursue an acquisition strategy until to the 2006 Credit Facility is renegotiated.

During 2008, Sonic acquired or was awarded five franchises located in our Tennessee and Houston markets, for an aggregate purchase price of approximately $22.4 million in cash, net of cash acquired, funded by cash from operations and borrowings under the revolving credit facilities. The accompanying Consolidated Balance Sheet as of December 31, 2008 includes preliminary allocations of the purchase price of these 2008 acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment. As a result of these acquisitions, Sonic has recorded the following:

•	$13.0 million of net assets relating to dealership operations;

•	$3.2 million of intangible assets representing rights acquired under franchise agreements; and

•	$6.2 million of goodwill, all of which is expected to be tax deductible.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One of the acquisitions completed in 2007 provides for additional cash consideration of up to $3.0 million to be paid if the dealership acquired achieves a prescribed level of earnings over a continuous twelve month period within the five years following the acquisition. As of December 31, 2008, the acquired dealership had not achieved the level of earnings which would result in additional consideration to be paid.

During 2007, Sonic acquired or was awarded ten franchises for approximately $212.5 million in cash, net of cash acquired. During 2006, Sonic acquired eight franchises for approximately $110.4 million in cash, net of cash acquired.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if all of the 2008 acquisitions had occurred at the beginning of 2007, after giving effect to certain adjustments, including interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net reductions in floor plan interest expense resulting from renegotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the 2008 acquisitions actually been completed at the beginning of the periods presented. The pro forma results are also not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2007	2008
	(dollars in thousands, except per share amounts)
Total revenues	$6,785,568	$6,040,445
Gross profit	1,071,609	986,611
Income (loss) from continuing operations before taxes	162,795	(765,050)
Net income (loss)	96,094	(685,990)
Diluted earnings (loss) per share	2.14	(17.00)

Dispositions

Pursuant to the most recent amendment to the 2006 Credit Facility, net proceeds from dispositions made until May 4, 2009 shall be used to repay loans under the 2006 Credit Facility.

During 2008, Sonic disposed of ten franchises, which generated cash of $37.8 million. During 2006 and 2007, Sonic completed 12 franchise dispositions in each year, which generated cash of $51.0 million and $62.9 million, respectively. The operating gains or losses associated with these disposed franchises are included in the amounts shown in the table below.

In conjunction with franchise dispositions, Sonic generally agrees to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. See Note 12 for further discussion.

During 2008, Sonic identified an additional 35 franchises to be held for sale and Sonic decided to retain and operate three franchises which were held for sale as of December 31, 2007. The additional franchises have been identified as held for sale because of unprofitable operations or various strategic considerations, including providing additional liquidity. All franchises held for sale are expected to be sold within one year from December 31, 2008.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results of these franchises are included in discontinued operations in the accompanying Consolidated Statements of Income. Assets to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in the accompanying Consolidated Balance Sheets, consist of the following:

	December 31, 2007	December 31, 2008
Inventories	$54,028	$207,308
Property and equipment, net	22,137	39,094
Goodwill	8,777	154,940
Franchise assets	2,400	5,234

Assets held for sale	$87,342	$406,576

Liabilities to be disposed in connection with these dispositions are comprised entirely of notes payable—floor plan and are classified as liabilities associated with assets held for sale on the accompanying Consolidated Balance Sheets. Results associated with franchises classified as discontinued operations were as follows:

	Year Ended December 31,
	2006	2007	2008
	(dollars in thousands)
Income from operations	$24,631	$8,029	$1,900
Gain (loss) on disposal of franchises	3,567	178	(2,325)
Lease exit charges	(4,519)	(2,324)	(15,968)
Property impairment charges	(7,201)	(1,974)	(8,530)
Goodwill impairment charges	—	—	(10,862)
Franchise agreement and other asset impairment charges	(2,525)	(3,100)	(18,266)
Favorable lease asset impairment charges	—	—	(1,903)

Pre-tax income (loss)	$13,953	$809	$(55,954)

Total revenues	$2,387,696	$2,091,724	$1,453,226

Sonic allocates corporate-level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the years ended December 31, 2006, 2007 and 2008 was $8.0 million, $7.7 million and $8.2 million, respectively.

3.	INVENTORIES AND RELATED NOTES PAYABLE—FLOOR PLAN

Inventories consist of the following:

	December 31,
	2007	2008
	(dollars in thousands)
New vehicles	$836,252	$910,462
Used vehicles	168,851	87,895
Parts and accessories	61,153	57,057
Other	80,789	68,731

	$1,147,045	$1,124,145
Less inventories classified as assets held for sale	(54,028)	(207,308)

Inventories	$1,093,017	$916,837

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with a syndicate of financial institutions and manufacturer captive finance companies. The new and used floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities was 6.4% and 4.2% for the year ended December 31, 2007 and 2008, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers, in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2006, 2007 and 2008, Sonic recognized approximately $42.2 million, $40.4 million and $30.1 million, respectively, in manufacturer assistance.

The average interest rate for Sonic’s used vehicle floor plan facility was 6.5% and 4.2% for the years ended December 31, 2007 and 2008, respectively.

The new and used floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The new and used floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all restrictive covenants related to these filings as of December 31, 2008.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2007	2008
	(dollars in thousands)
Land	$30,644	$63,153
Building and improvements	218,383	308,530
Office equipment and fixtures	66,906	68,054
Parts and service equipment	53,091	54,577
Company vehicles	10,187	8,700
Construction in progress	34,265	30,989

Total, at cost	413,476	534,003
Less accumulated depreciation	(98,327)	(125,017)

Subtotal	315,149	408,986
Less assets held for sale	(22,137)	(39,094)
Less construction in progress and land expected to be sold	(6,421)	—

Property and equipment, net	$286,591	$369,892

Interest capitalized in conjunction with construction projects was approximately $3.7 million, $2.5 million and $1.5 million for the years ended December 31, 2006, 2007 and 2008, respectively. As of December 31, 2008, commitments for facility construction projects totaled approximately $56.9 million.

Construction in progress and land expected to be sold represent dealership facilities and land that are expected to be completed and sold within one year. Sonic sold $26.6 million and $27.1 million in the years ended December 31, 2006 and 2007, respectively, in dealership equipment and properties in sale-leaseback transactions which resulted in no material gains and losses. No amounts were sold in the year ended December 31, 2008. Sonic has no continuing involvement or obligations under these arrangements other than lease payments.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of franchise agreements and goodwill for the years ended December 31, 2007 and 2008 were as follows (dollars in thousands):

	Franchise Agreements	Goodwill
Balance, December 31, 2006	$79,700	$1,155,428
Additions through current year acquisitions	8,700	118,275
Prior year acquisition allocations	(800)	956
Impairment of domestic dealerships	(2,300)	—
Impairment of import dealerships	(800)	—
Reductions from sales of franchises	(1,200)	(2,133)
Reclassification from assets held for sale, net	6,600	3,548

Balance, December 31, 2007	$89,900	$1,276,074
Additions through current year acquisitions	3,200	6,164
Prior year acquisition allocations	—	517
Impairment of domestic dealerships	(22,565)	(5,611)
Impairment of import dealerships	(1,600)	(5,251)
Impairment of goodwill	—	(786,463)
Reductions from sales of franchises	(1,400)	(12,261)
Reclassification to assets held for sale, net	(2,834)	(146,162)

Balance, December 31, 2008	$64,701	$327,007

Franchise asset impairment charges of $2.5 million, $3.1 million and $15.3 million were recorded within discontinued operations in the years ended December 31, 2006, 2007 and 2008, respectively. Furthermore, Sonic incurred $8.9 million of franchise asset impairment charges in continuing operations in the year ended December 31, 2008. These impairment charges were recorded based on management’s conclusion that the recorded values would not be recoverable either through operating cash flows or through the eventual sale of the franchises.

Pursuant to applicable accounting pronouncements, Sonic tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If Sonic determines that the amount of our goodwill is impaired at any point in time, Sonic is required to reduce goodwill on its balance sheet. In completing step one of the impairment analyses, Sonic used a discounted cash flow model in order to estimate its reporting unit’s fair value. The result from this model was then analyzed to determine if an indicator of impairment exists.

Based on the results of Sonic’s step one test as of December 31, 2008, Sonic was required to complete step two of the impairment evaluation. Sonic recorded an estimated goodwill impairment charge of $786.5 million in continuing operations at December 31, 2008 due to the fact that Sonic had not finalized the valuation of certain assets and liabilities that are necessary for Sonic to complete its evaluation. Sonic expects to complete this evaluation and finalize the impairment charge during the first quarter of 2009, with any adjustment to the estimate recorded at December 31, 2008 affecting the results of the first quarter of 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, Sonic was required to evaluate goodwill associated with franchises held for sale at December 31, 2008. In conjunction with this evaluation, Sonic determined that a portion of the goodwill allocated to franchises held for sale was not recoverable. Accordingly, Sonic recorded a goodwill impairment charge of $10.9 million in discontinued operations for the year ended December 31, 2008.

Definite life intangible assets consist of the following:

	December 31,
	2007	2008
	(dollars in thousands)
Lease agreements	$24,015	$21,987
Less accumulated amortization	(2,573)	(4,360)

Definite life intangibles, net	$21,442	$17,627

In the year ended December 31, 2008, Sonic incurred a definite life intangible assets impairment charge of $1.9 million. The impairment charge resulted from Sonic’s assessment that the recorded value would not be recoverable through the eventual sale of the associated franchise.

Franchise values and definite life intangible assets are classified as Other Intangible Assets, net on the accompanying Consolidated Balance Sheets.

Amortization expense for definite life intangible assets was $0.7 million, $1.2 million and $1.8 million for the years ended December 31, 2006, 2007 and 2008, respectively. The weighted-average amortization period for lease agreements and definite life intangible assets is 15 years. Future amortization expense is as follows:

Year ending December 31,	(dollars in thousands)
2009	$1,656
2010	1,656
2011	1,656
2012	1,656
2013	1,656
Thereafter	9,347

Total	$17,627

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31
	2007	2008
	(dollars in thousands)
$415.5 million 2006 Revolving Credit Sub-Facility bearing interest at 2.00 percentage points above LIBOR (LIBOR was 0.5% at December 31, 2008), collateralized by all assets of Sonic	$70,000	$70,842
Senior Subordinated Notes bearing interest at 8.625% maturing August 15, 2013, net of net discount of $2,202 and $1,884, respectively	272,798	273,116
Convertible Senior Subordinated Notes bearing interest at 5.25%, maturing
May 7, 2009, net of discount of $879 and $192, respectively	129,221	105,059
Convertible Senior Subordinated Notes bearing interest at 4.25%, maturing November 30, 2015, redeemable on November 30, 2010, net of discount of $2,442 and $1,641, respectively	157,558	158,359
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%), with combined monthly principal and interest payments of $325, maturing November 1, 2015 through September 1, 2016, and collateralized by letters of credit, including premium of $4,010 and $3,220, respectively	25,490	22,946
Mortgage notes to finance companies-fixed rate, bearing interest from 5.80% to 7.03% with combined monthly principal and interest payments of $616, maturing August 2014 through September 2028	28,988	80,622
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.65 percentage points above one-month LIBOR with monthly principal payments currently of $179, combined with interest, maturing June 2013 through January 2018	17,427	33,764
Fair value of Variable Swaps	724	—
Other	(209)	6,629

	$701,997	$751,337
Less current maturities	(4,197)	(751,337)

Long-term debt	$697,800	$—

The indenture governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends in excess of $0.10 per share. Sonic may only pay quarterly cash dividends in excess of this amount if Sonic complies with Section 1009 of the indenture governing these notes, which was filed as Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333-109426). The indentures governing Sonic’s convertible senior subordinated notes do not limit Sonic’s ability to pay dividends. Sonic’s 2006 Credit Facility permits cash dividends so long as no event of default or unmatured default (as defined in the credit agreement) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, Sonic remains in compliance with the other terms and conditions of the credit agreement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future maturities of long-term debt are as follows:

Year ending December 31,	(Dollars in thousands)
2009	$751,337
2010	—
2011	—
2012	—
2013	—
Thereafter	—

Total	$751,337

2006 Credit Facility

Sonic has a syndicated credit facility (the “2006 Credit Facility”) with 17 financial institutions, including four manufacturer-affiliated finance companies that provide revolving credit and floor plan financing. Under the terms of the 2006 Credit Facility, up to $775.6 million is available for new vehicle inventory floor plan financing (the “2006 New Vehicle Floor Plan Sub-Facility”), up to $193.9 million is available for used vehicle inventory floor plan financing (the “2006 Used Vehicle Floor Plan Sub-Facility”) and up to $415.5 million is available for working capital and general corporate purposes (the “2006 Revolving Credit Sub-Facility”). The 2006 Revolving Credit Sub-Facility matures on February 17, 2010. The 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility mature on the earlier of February 17, 2010 or upon demand by the administrative agent at the request of more than 80% of the lenders under those facilities.

At December 31, 2008, our 2006 Revolving Credit Sub-Facility had a borrowing limit of $415.5 million, subject to a borrowing base calculated on the basis of twelve-month EBITDA, our receivables, inventory and equipment and a pledge of certain additional collateral by one of our affiliates (the borrowing base was approximately $276.3 million at December 31, 2008). The borrowing base is supported by a pledge of five million shares of Speedway Motorsports, Inc. Common Stock owned by Sonic Financial Corporation (“SFC”). A withdrawal of this pledge by SFC or a significant decline in the value of Speedway Motorsports, Inc. Common Stock could reduce the amount Sonic can borrow under the 2006 Revolving Credit Sub-Facility. At December 31, 2008, these shares contributed $38.9 million to our borrowing base compared to $78.6 million at December 31, 2007. The amount available to be borrowed under the 2006 Revolving Credit Sub-Facility is reduced on a dollar-for-dollar basis by the cumulative face amount of outstanding letters of credit and varies over time based on the underlying variables in the borrowing base formula. At December 31, 2008, we had $64.5 million in letters of credit outstanding and $141.0 million of borrowing availability.

The amounts outstanding under the 2006 Revolving Credit Sub-Facility bear interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by Sonic’s Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid is from 1.75% above LIBOR to 2.75% above LIBOR. The weighted average rate of the 2006 Revolving Credit Sub-Facility during the year ended December 31, 2008 was 5.26%. In addition, there is a quarterly commitment fee payable by Sonic on the unused portion of the 2006 Revolving Credit Sub-Facility according to a performance-based pricing grid determined by Sonic’s Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The range of the performance-based pricing grid for the quarterly commitment fee is 0.20% to 0.45% on the unused portion of the 2006 Revolving Credit Sub-Facility.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the terms of collateral documents entered into with the lenders under the 2006 Credit Facility, outstanding balances under the 2006 Credit Facility are secured by a pledge of substantially all of Sonic’s assets and the assets of substantially all of Sonic’s domestic subsidiaries, which domestic subsidiaries also guarantee Sonic’s obligations under the 2006 Credit Facility, and the pledge of five million shares of Speedway Motorsports, Inc. Common Stock owned by SFC. The collateral for the 2006 Credit Facility also includes the pledge of the stock or equity interests of Sonic’s dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

The 2006 Credit Facility contains events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2006 Credit Facility.

On February 17, 2006, in conjunction with the execution of the 2006 Credit Facility, Sonic and substantially all of Sonic’s domestic subsidiaries entered into collateral documents with the lenders, pursuant to which Sonic and substantially all of Sonic’s domestic subsidiaries granted a security interest in substantially all their assets to secure Sonic’s obligations under the 2006 Credit Facility, including a pledge of the stock or equity interests of Sonic’s dealership franchise subsidiaries except where such a pledge is prohibited by the applicable vehicle manufacturer.

Senior Subordinated 8.625% Notes

Sonic has $275.0 million of principal amount outstanding of the 8.625% Notes. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. In addition, up to 35% of the aggregate principal amount of the 8.625% Notes may be redeemed on or before August 15, 2006 with net cash proceeds from certain equity offerings. Sonic’s obligations under the 8.625% Notes are guaranteed by Sonic’s operating domestic subsidiaries.

The indentures governing the 8.625% Notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with Section 1009 of the indenture governing the 8.625% Notes, which was filed as Exhibit 4.4 to Sonic’s Registration Statement on Form S-4 (File No. 333-109426). Sonic was in compliance with all restrictive covenants as of December 31, 2008.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.25% Convertible Senior Subordinated Notes

Sonic has $105.3 million of principal amount outstanding of 5.25% Convertible Notes at December 31, 2008. The 5.25% Convertible Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on May 7, 2009 and are redeemable at Sonic’s option after May 7, 2005. Sonic’s obligations under the 5.25% Convertible Notes are not guaranteed by any of Sonic’s subsidiaries. At the beginning of 2008, the outstanding principal balance was $130.1 million. During 2008, Sonic repurchased $24.8 million in aggregate principal amount of these notes in open market transactions.

The 5.25% Convertible Notes are convertible into shares of Class A common stock, at the option of the holder, if as of the last day of the preceding fiscal quarter, the closing sale price of the Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading-day of such preceding fiscal quarter is more than 110% of the conversion price per share of Class A common stock on the last day of such preceding fiscal quarter. If this condition is satisfied, then the 5.25% Convertible Notes will be convertible at any time, at the option of the holder, through maturity. The initial conversion price per share is $46.87, and will be subject to adjustment for certain distributions on, or other changes in Sonic’s Class A common stock, if any, prior to the conversion date. In addition, on or before May 7, 2007, a holder also may convert the 5.25% Convertible Notes into shares of the Class A common stock at any time after a 10 consecutive trading-day period in which the average of the trading day prices for the 5.25% Convertible Notes for that 10 trading-day period is less than 103% of the average conversion value for the 5.25% Convertible Notes during that period. The conversion value is equal to the product of the closing sale price for Sonic’s Class A common stock on a given day multiplied by the then current conversion rate, which is the number of shares of Class A common stock into which each $1,000 principal amount of 5.25% Convertible Notes is then convertible. Neither of these conversion features were satisfied during 2008.

4.25% Convertible Senior Subordinated Notes

Sonic has outstanding $160.0 million in aggregate principal amount of 4.25% Convertible Notes. The 4.25% Convertible Notes bear interest at an annual rate of 4.25% until November 30, 2010 and 4.75% thereafter. The 4.25% Convertible Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on November 30, 2015 and are redeemable on or after November 30, 2010. Sonic’s obligations under the 4.25% Convertible Notes are not guaranteed by any of Sonic’s subsidiaries. Holders of the 4.25% Convertible Notes may convert them into cash and shares of Sonic’s Class A common stock at an initial conversion rate of 41.4185 shares per $1,000 of principal amount, subject to distributions on, or other changes in Sonic’s Class A common stock, if any, prior to the conversion date.

The 4.25% Convertible Notes are convertible into cash and shares of Sonic’s Class A common stock if prior to October 31, 2010, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 4.25% Convertible Notes was less than 103% of the product of the closing price of Sonic’s Class A common stock and the applicable conversion rate for the 4.25% Convertible Notes; if Sonic calls the 4.25% Convertible Notes for redemption; or upon the occurrence of certain corporate transactions; or on or after October 31, 2010. Upon conversion of the 4.25% Convertible Notes, Sonic will be required to deliver cash equal to the lesser of the aggregate principal amount of the 4.25% Convertible Notes being converted and Sonic’s total conversion obligation. If Sonic’s total conversion obligation exceeds the aggregate principal amount of the 4.25% Convertible Notes being converted, Sonic will deliver shares of Class A common stock to the extent of the excess amount, if any. None of the conversion features on the 4.25% Convertible Notes were triggered in 2008.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sonic used $18.5 million of the net proceeds from the sale of the 4.25% Convertible Notes to pay the net cost of convertible note hedge and warrant transactions entered into with the initial purchasers of the 4.25% Convertible Notes. The convertible note hedge and warrant transactions were designed to increase the effective conversion price per share of Sonic’s Class A common stock from $24.14 to $33.00 and, therefore, mitigate the potential dilution upon conversion of the 4.25% Convertible Notes at the time of conversion. See Note 1, “Derivative Instruments and Hedging Activities” for a discussion regarding the convertible note hedge and warrant transactions.

Notes Payable to a Finance Company

Three notes payable were assumed in connection with an acquisition in 2005 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2008, the outstanding principal balance on the Assumed Notes was $19.7 million.

Mortgage Notes

Sonic has mortgage financing totaling $114.1 million in aggregate, related to several of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and September 2028. The weighted average interest rate was 5.3% at December 31, 2008. Proceeds received were used to repay borrowings under our 2006 Revolving Credit Sub-Facility.

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

Covenants

Sonic’s independent registered public accounting firm included an explanatory paragraph in its audit report on Sonic’s 2008 Consolidated Financial Statements that indicated there is an uncertainty that Sonic will remain in compliance with certain covenants in its debt agreements and that this uncertainty raises substantial doubt about Sonic’s ability to continue as a going concern. The issuance of a “going concern” explanatory paragraph by Sonic’s independent registered public accounting firm would, by itself, violate a separate covenant of the 2006 Credit Facility. On March 31, 2009, Sonic executed an amendment to the 2006 Credit Facility which resulted in no default created by the “going concern” explanatory paragraph through May 4, 2009 and, as a result, Sonic is in compliance with the covenants in the 2006 Credit Facility. There can be no assurance that Sonic will be able to negotiate an extension of the amendment beyond May 4, 2009.

In connection with the amendment executed March 31, 2009, Sonic agreed to increase the interest rates for amounts outstanding and the quarterly commitment fees payable by it on the unused portion. Before April 1, 2009, the 2006 Credit Facility bore interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by the Total Senior Secured Debt to EBITDA Ratio as of the last day of the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

immediately preceding fiscal quarter. The quarterly commitment fees were also determined according to a performance-based pricing grid determined by the Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. On and after April 1, 2009, the 2006 Credit Facility will bear interest as follows: 2.50% above LIBOR for amounts outstanding under the revolving credit sub-facility under the 2006 Credit Facility; 1.75% above LIBOR for amounts outstanding under the new vehicle floor plan sub-facility under the 2006 Credit Facility; and 2.00% above LIBOR for amounts outstanding under the used vehicle floor plan sub-facility under the 2006 Credit Facility. The quarterly commitment fee on and after April 1, 2009 will be 0.75% on the unused portion of the revolving credit sub-facility under the 2006 Credit Facility, 0.25% on the unused portion of the new vehicle floor plan sub-facility under the 2006 Credit Facility, 0.30% on the unused portion of the used vehicle floor plan sub-facility under the 2006 Credit Facility, and 2.50% letter of credit fee.

There were also certain other concessions Sonic provided to the lenders under the 2006 Credit Facility in connection with the amendment, which includes the following. Sonic agreed to limit its borrowing under the 2006 Credit Facility to ordinary course of business operating expenditures, and in any event, not for the repayment of certain indebtedness, including the 5.25% Convertible Notes, the 4.25% Convertible Notes and the 8.625% Notes. In addition, Sonic is prohibited from making any acquisitions and Sonic agreed that net proceeds from certain asset sales until May 4, 2009 would be used to permanently reduce the amount available under the revolving credit sub-facility.

Sonic continues to explore options related to its debt obligations with the assistance of a financial advisor. Sonic is currently in discussions with its senior secured lenders to amend its 2006 Credit Facility to, among other things, avoid potential defaults under that facility and permit the restructuring of its other outstanding debt obligations. If Sonic is unable to restructure its debt obligations, Sonic may not have funds available to repay the $105.3 million principal amount of its 5.25% Convertible Notes that mature on May 7, 2009. If Sonic does not refinance or repay the 5.25% Convertible Notes on or before May 7, 2009, Sonic will be in default under the 2006 Credit Facility and other material indebtedness, including the 4.25% Convertible Notes and the 8.625% Notes. In addition, absent further amendments to the 2006 Credit Facility, Sonic may violate the fixed charge coverage ratio covenant in the 2006 Credit Facility as of the quarter ending June 30, 2009 and be in default of the terms of that facility, which would otherwise mature in February 2010. Finally, Sonic is evaluating restructuring options for $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010.

Although Sonic will attempt to restructure these debt obligations to avoid events of default under one or more of these arrangements, Sonic cannot assure its investors that Sonic will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on Sonic’s business, financial condition, liquidity and operations and raise substantial doubt about Sonic’s ability to continue as a going concern. If Sonic is unable to restructure these upcoming debt maturities, Sonic may not be able to continue its operations, Sonic may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against it. As a result of the uncertainty related to Sonic’s compliance with the covenants under its 2006 Credit Facility for the fiscal year 2009, Sonic has classified all of its indebtedness as current in the accompanying Consolidated Balance Sheets as of December 31, 2008 due to the cross default provisions governing its other indebtedness.

Sonic agreed under the 2006 Credit Facility not to pledge any assets to any third party, including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2006 Credit Facility contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenants and default provisions. Specifically, the 2006 Credit Facility permits cash dividends on Sonic’s Class A and Class B common stock so long as no event of default or unmatured default (as defined in the 2006 Credit Facility) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, Sonic remains in compliance with other terms and conditions of the 2006 Credit Facility. Financial covenants include required specified ratios of:

Covenant	Required		December 31,2008 Actual
Consolidated liquidity ratio	≥	1.15	1.20
Consolidated fixed charge coverage ratio	≥	1.20	1.34
Consolidated total senior secured debt to EBITDA ratio	≤	2.25	1.13

7.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

	2006	2007	2008
	(amounts in thousands)
Current:
Federal	$33,600	$34,911	$(15,216)
State	6,098	7,610	3,571

	39,698	42,521	(11,645)
Deferred	11,697	21,100	(119,203)

Total provision for income taxes for continuing operations	$51,395	$63,621	$(130,848)

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	2006	2007	2008
Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	4.05	4.19	3.09
Valuation allowance on deferred tax assets	—	—	(13.43)
Non-deductible goodwill	—	—	(7.58)
Other	1.96	0.13	0.02

Effective tax rate	41.01%	39.32%	17.10%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities as of December 31 are as follows:

	2007	2008
	(dollars in thousands)
Deferred tax assets:
Allowance for bad debts	$181	$517
Accruals and reserves	32,032	43,409
Basis difference in property and equipment	—	287
Basis difference in goodwill	—	55,340
Net operating loss carryforwards	9,794	16,724
Fair value of Fixed Swaps	9,071	22,454
Interest and state taxes associated with FIN 48 liability	6,575	7,132
Other	195	3

Total deferred tax assets	57,848	145,866
Deferred tax liabilities:
Basis difference in inventory	(4,396)	(2,309)
Basis difference in property and equipment	(9,711)	—
Basis difference in goodwill	(168,280)	—
Valuation allowance	(1,305)	(116,330)
Other	(2,720)	(1,963)

Total deferred tax liability	(186,412)	(120,602)

Net deferred tax asset (liability)	$(128,564)	$25,264

Net current deferred tax assets are recorded in other current assets on the accompanying Consolidated Balance Sheets. As of December 31, 2008, before considering the effect of state valuation allowances, Sonic had state net operating loss carryforwards of $283.3 million that will expire between 2014 and 2027.

Sonic adopted the provisions of FIN 48 on January 1, 2007. As allowed in the year of adoption, Sonic recorded a charge of $8.6 million to 2007 beginning retained earnings resulting from its initial application of the provisions of FIN 48. At January 1, 2008, Sonic had liabilities of $24.6 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2008, is $5.6 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

(In thousands)
Unrecognized tax benefit liability, January 1, 2008 (1)	$18,921
Prior period positions:
Increases	132
Decreases	(1,766)
Current period positions	2,278
Settlements	(33)
Lapse of statute of limitations	(2,401)

Unrecognized tax benefit liability, December 31, 2008 (2)	$17,131

(1)	Excludes accrued interest and penalties of $5.6 million at January 1, 2008
(2)	Excludes accrued interest and penalties of $6.1 million at December 31, 2008

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $14.3 million of the unrecognized tax benefits as of December 31, 2008 would ultimately affect the income tax rate if ultimately recognized. Included in the December 31, 2008 recorded liability is $6.1 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next twelve months.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2005 through 2008 U.S. federal income tax returns remain open to examination by the Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns are open to examination by state taxing authorities for years ranging from 2001 to 2008.

8.	RELATED PARTIES

Other Transactions

Sonic leases office space in Charlotte from a subsidiary of Sonic Financial Corporation (SFC), an entity controlled by our Chairman and Chief Executive Officer, Mr. O. Bruton Smith, for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $0.6 million in 2006, 2007 and 2008.

Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic incurred costs of approximately $1.2 million in 2006, $1.0 million in 2007 and $0.4 million in 2008 for the use of these aircraft.

Certain of Sonic’s dealerships purchase the Z-Max oil additive product from Oil Chem Research Company, a subsidiary of Speedway Motorsports, Inc. (“SMI”) who’s Chairman and Chief Executive Officer is O. Bruton Smith, also Sonic’s Chairman and Chief Executive Officer, for resale to service customers of Sonic’s dealerships in the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $1.4 million in 2006, $1.9 million in 2007 and $1.7 million in 2008.

Sonic donates cash throughout the year to Speedway Children’s Charities, a non-profit organization founded by O. Bruton Smith. O. Bruton Smith and B. Scott Smith, Sonic’s President and Chief Strategic Officer, are both board members of Speedway Children’s Charities. Donations to this organization amounted to $0.3 million, $0.3 million and $0.2 million in 2006, 2007 and 2008, respectively.

9.	CAPITAL STRUCTURE AND PER SHARE DATA

Preferred Stock—Sonic has 3.0 million shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2007 and 2008.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedge and Warrants on 4.25% Convertible Notes—In connection with the sale of $160.0 million of 4.25% convertible notes in the fourth quarter of 2006, Sonic executed a hedge and sold warrants to purchase shares of Sonic Class A common stock designed to mitigate the dilutive effect of the delivery of Sonic’s Class A common stock upon conversion of these convertible notes. See Note 6.

Share Repurchases—Sonic’s Board of Directors has authorized Sonic to expend up to $295.0 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 2008, Sonic had repurchased a total of 14,859,416 shares of Class A common stock at an average price per share of approximately $15.92 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2008, Sonic had $44.7 million remaining under the Board’s authorization.

Per Share Data—The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants, the 5.25% Convertible Notes and the 4.25% Convertible Notes (see Notes 1 and 6). Due to the net loss in the year ended December 31, 2008, there was no dilutive impact of options, shares or warrants as their effect would be anti-dilutive on a loss per share basis. The following table illustrates the dilutive effect of such items on earnings per share for the years ended December 31, 2006 and 2007:

	For the Year Ended December 31, 2006
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,336	$73,919	$1.75	$7,198	$0.17	$81,117	$1.92
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	3,710		653		4,363
Contingently Convertible Debt (2005 Convertibles)	302
Stock Compensation Plans	851

Diluted Earnings Per Share	46,265	$77,629	$1.68	$7,851	$0.17	$85,480	$1.85

	For the Year Ended December 31, 2007
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(amounts in thousands except per share amounts)
Basic Earnings Per Share	42,479	$98,198	$2.31	$(2,696)	$(0.06)	$95,502	$2.25
Effect of Dilutive Securities:
Contingently Convertible Debt (2002 Convertibles)	2,776	3,772		644		4,416
Contingently Convertible Debt (2005 Convertibles)	819
Stock Compensation Plans	867

Diluted Earnings (Loss) Per Share	46,941	$101,970	$2.17	$(2,052)	$(0.04)	$99,918	$2.13

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the stock options included in the tables above, options to purchase approximately 0.6 million, 1.8 million and 3.3 million shares of Class A common stock were outstanding during the years ended December 31, 2006, 2007 and 2008, respectively, but were not included in the computation of diluted net income per share because the options were not dilutive.

10.	EMPLOYEE BENEFIT PLANS

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. In accordance with the formula in the 401(k) plan agreement, contributions by Sonic to the 401(k) plan were $5.6 million in 2006, $6.0 million in 2007 and $5.8 million in 2008.

Stock Compensation Plans

Sonic currently has two stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) (collectively, the “Stock Plans”). During the second quarter of 2007, Sonic’s stockholders approved amendments to the 2004 Plan and the 2005 Formula Plan to increase the number of shares issuable under these plans to 3,000,000 and 90,000, respectively. The First America Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”) and the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”) were terminated during the third and fourth quarters 2007, respectively.

The 2004 Plan and the 1997 Plan were adopted by the Board of Directors in order to attract and retain key personnel and authorized the issuance of options to purchase 3.0 million and 9.0 million shares of Class A common stock, respectively. Under the 2004 Plan and the 1997 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant. The 2004 Plan also authorized the issuance of restricted stock. Restricted stock issued under the 2004 plan generally vested at the end of a three year term. The 2005 Formula Plan provides for grants of restricted stock to non-employee directors and restrictions on those shares generally expire one year from the date of grant. Individuals receiving restricted shares under both the 2005 Formula Plan and the 2004 Plan have voting rights and receive dividends on unvested shares. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic will periodically buy back shares of Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the options related to the Stock Plans, 1997 Plan and the First American Plan is presented below:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance—December 31, 2007	3,938	$7.80-37.50	$21.05	5.3	$9,707
Exercised	(432)	9.19-19.23	11.92
Forfeited	(167)	7.94-37.50	27.64

Balance—December 31, 2008	3,339	$7.80-37.50	$21.90	4.6	$—

Exercisable	3,257	$7.80-37.50	$21.74	4.5	$—

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2007	2008
	(amounts in thousands, except per option data)
Weighted Average Grant-Date Fair Value of Options Granted	$7.87	$8.24	$—
Intrinsic Value of Options Exercised	$11,972	$9,226	$3,146
Fair Value of Shares Vested	$4,356	$4,499	$5,867

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of $4.5 million, $5.6 million and $2.2 million in the years ended December 31, 2006, 2007 and 2008, respectively. Tax benefits recognized related to the compensation expenses were $1.7 million, $2.1 million and $0.8 million for the years ended December 31, 2006, 2007 and 2008, respectively. The total compensation cost related to unvested options not yet recognized at December 31, 2008 was $0.4 million and is expected to be recognized over a weighted average period of 1.3 years. Sonic received $5.1 million in cash from the exercise of stock options during the year ended December 31, 2008. Sonic’s tax benefit associated with these stock option exercises was $1.2 million during the year ended December 31, 2008.

Black-Scholes Assumptions

The weighted average fair value of options granted in each of the years ended December 31, 2006 and 2007 (no options were granted in 2008) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2007
Stock Option Plans
Dividend yield	1.82-2.06%	1.60-2.06%
Risk free interest rates	4.54-4.97%	4.04-4.91%
Expected lives	3.5-5 years	3.5-5 years
Volatility	36.60%	33.10%

Sonic used an expected term of three and a half to five years for option grants based on several facts associated with past grants and exercises. First, the historical exercise experience indicated that the expected term was at least three years (consistent with the three year graded vesting period attached to the majority of these options) and the majority of Sonic’s grants were in the early to middle stages of their contractual terms of ten years; second, the contractual term of all of Sonic’s options was ten years; and third, since Sonic began granting stock options in 1997, at the time of the grants being valued, none of the stock options previously granted had completed their contractual term of ten years.

Expected volatility was estimated using Sonic’s stock price over the prior three years. Before this period, Sonic was a fast growing, new company in an un-established retail sector of the equity market. As such, the volatility of Sonic’s stock between 1997 and 2002 was higher than what was expected in the future due to a change in strategy that included slowing the pace of acquisitions, the payment of quarterly dividends and the establishment of the retail automotive sector in the equity market.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance—December 31, 2007	411	$23.76
Granted	314	19.13
Forfeited	(300)	19.17
Vested	(77)	26.23

Balance—December 31, 2008	348	$22.99

In the year ended December 31, 2008, approximately 314,000 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s Board of Directors, executive officers and other key associates under the 2004 Plan. The awards of restricted shares to directors were made pursuant to the 2005 Formula Plan and vest the day before the next annual meeting of Sonic’s stockholders. The awards to executive officers and other key associates were made in connection with establishing the objective performance criteria for 2008 incentive compensation and cliff-vest in three years. The shares and units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2008 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer and other key associates. These awards are generally subject to the same restrictions and rights as the shares of restricted stock granted to certain executive officers in 2006 and 2007, except that the restricted stock units do not have voting rights and that dividends on the restricted stock units are paid to the holders in the year subsequent to the dividend declarations. All of the performance based restricted stock and restricted stock units granted in 2008 to executive officers and other key employees were forfeited as of December 31, 2008 due to Sonic not meeting the performance goal associated with the grants. Sonic recognized compensation expense within selling, general and administrative expenses related to unvested restricted stock and restricted stock units of $2.3 million, $0.9 million and $3.9 million in the years ended December 31, 2006, 2007 and 2008, respectively. Tax benefits recognized related to the compensation expenses were $0.9 million, $0.3 million and $1.5 million for the years ended December 31, 2006, 2007 and 2008, respectively. Total compensation cost related to unvested restricted stock not yet recognized at December 31, 2008 was $2.5 million and is expected to be recognized over a weighted average period of 1.2 years.

11.	FAIR VALUE MEASUREMENTS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment required by Sonic in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input (Level 3 being the lowest level) that is significant to the fair value measurement.

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

Assets or liabilities recorded at fair value in the accompanying balance sheet as of December 31, 2008 are as follows:

	Fair Value at December 31,
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2007	2008	2007	2008	2007	2008	2007	2008
	(amounts in millions)
Trading Securities (1)	$3.9	$2.6	$3.9	$2.6	$—	$—	$—	$—
Fair Value Swaps (2)	0.7	—	—	—	0.7	—	—	—
Cash Flow Swaps (3)	(23.9)	(60.9)	—	—	(23.9)	(60.9)	—	—

Total	$(19.3)	$(58.3)	$3.9	$2.6	$(23.2)	$(60.9)	$—	$—

(1) -	Included within other current assets in the accompanying balance sheet
(2) -	Included within other assets in the accompanying balance sheet
(3) -	Included net of taxes of $9.1 million and $22.5 million in accumulated other comprehensive income in the accompanying balance sheet for 2007 and 2008, respectively.

During 2008, Sonic recorded unrealized losses related to trading securities in the amount of $6.0 million. Sonic also recorded a realized loss on trading securities of $0.5 million in 2008. These losses are included within selling, general and administrative expenses in the accompanying Consolidated Statements of Income. Also during 2008, Sonic recorded unrealized losses related to a cash flow swap for which hedge accounting was not elected in an amount of $1.1 million. This loss is included within selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Furthermore, during 2008, Sonic settled all of its Variable Swaps with notional values totaling $150.0 million. The swaps were settled with a net settlement payment to Sonic of $1.0 million, of which $0.9 million

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was realized as a gain. This settlement gain was deferred and will be amortized over the remaining term of the initial swaps underlying 8.625% Notes maturing August 15, 2013.

Subsequent to December 31, 2008, Sonic settled its $100.0 million notional, pay 5.002% and $100.0 million notional, pay 5.319% swaps with a payment to the counterparty for approximately $16.5 million.

12.	COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

During 2008, Sonic’s management decided to cease using several dealership properties which are leased under operating leases. Accordingly, accruals in the amount of $18.0 million were established in the year ended December 31, 2008 for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. Of the $18.0 million accrual established in the year ended December 31, 2008, $2.1 million was recorded in selling, general and administrative expenses and $15.9 million was recorded in discontinued operations. A summary of the activity of these operating lease accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2007	$8,164
Lease exit expense	18,037
Payments	(6,097)
Reversals	(222)

Balance, December 31, 2008	$19,882

Sonic leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements generally have fifteen to twenty year terms with one or two ten year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Upon the execution of an amendment of the guaranty and subordination agreement, Sonic was in compliance with these covenants at December 31, 2008. Approximately 20% of these facility leases are based on capitalization rates with payments that vary based on interest rates. Sonic also leases certain equipment for use in dealership operations. These equipment lease arrangements generally have three to five year terms with one or two year renewal options. Minimum future lease payments for both facility and equipment leases and sub-leases to be received as required under noncancelable operating leases for both continuing and discontinued operations based on interest rates as of the inception of each lease are as follows:

Year ending December 31,	Future Minimum Lease Payments, Net	Receipts from Future Subleases
	(Dollars in thousands)
2009	$118,333	$(12,315)
2010	109,684	(11,733)
2011	100,465	(11,539)
2012	97,246	(11,075)
2013	91,238	(10,832)
Thereafter	515,945	(53,179)

Total lease expense for continuing operations in 2006, 2007 and 2008 was approximately $96.0 million, $102.5 million and $109.0 million, respectively. Total lease expense for discontinued operations in 2006, 2007 and 2008 was approximately $40.8 million, $37.2 million and $39.1 million, respectively. The total net

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contingent rent expense relating to an increase in interest rates since the underlying leases commenced for continuing operations in 2006 and 2007 was $2.6 million and $2.5 million, respectively. The total net contingent rent expense relating to an increase in interest rates since the underlying leases commenced for discontinued operations in 2006 and 2007 was $0.5 million and $0.6 million, respectively. Total contingent rent benefit relating to a decrease in interest rates since the underlying leases commenced for continuing and discontinued operations in 2008 was $1.5 million and $0.6 million, respectively.

Many of Sonic’s facility operating leases are subject to affirmative and financial covenant provisions related to a subordination and guaranty agreement executed with the landlord of many of its facility properties. On March 12, 2009, Sonic amended this guaranty and subordination agreement with the landlord. This amendment adjusted the calculation of the consolidated fixed charge coverage ratio covenant contained in the original guaranty and subordination agreement and added two additional financial covenants: a consolidated liquidity ratio covenant and a consolidated total senior secured debt to EBITDA ratio covenant. The required financial covenants related to the amended subordination and guaranty agreement are as follows:

Covenant	Required		December 31,2008 Actual
Consolidated liquidity ratio	≥	1.15	1.20
Consolidated fixed charge coverage ratio	≥	1.20	1.34
Consolidated total senior secured debt to EBITDA ratio	≤	2.25	1.13
EBTDAR to rent ratio	≥	1.50	1.88

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. These obligations are included within the future minimum lease payments, net, in the table above. In the event the sub-lessees do not perform under their obligations we remain liable for the lease payments. The total amount relating to this risk is approximately $110.7 million which is the total of the receipts from future subleases in the table under “Facility Leases and Equipment Leases” above. However, there are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled $1.3 million at December 31, 2008. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sub-lessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sub-lessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was $15.9 million at December 31, 2008. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2008.

Legal Matters

Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and its Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. Sonic intends to continue its vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Several private civil actions have been filed against Sonic Automotive, Inc. and several of its dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of Sonic’s South Carolina subsidiaries. This group of plaintiffs’ attorneys has filed another private civil class action lawsuit in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships, excluding California and Florida. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. Sonic is aggressively opposing claimants’ Motion for Class Certification, and intends to continue its vigorous defense of this arbitration. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2007 and 2008 were $1.9 million and $9.0 million, respectively, in reserves that Sonic has provided for pending proceedings.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes Sonic’s results of operations as presented in the Consolidated Statements of Income by quarter for 2007 and 2008.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Year Ended December 31, 2007:
Total revenues	$1,555,781	$1,679,190	$1,782,127	$1,740,273
Gross profit	$250,562	$267,687	$278,742	$269,093
Net income	$19,991	$26,368	$26,107	$23,036
Earnings per share—Basic	$0.47	$0.61	$0.61	$0.55
Earnings per share—Diluted	$0.44	$0.57	$0.58	$0.54
Year Ended December 31, 2008:
Total revenues	$1,583,186	$1,673,929	$1,522,055	$1,255,606
Gross profit	$259,071	$267,497	$247,284	$211,687
Net income (loss)	$14,208	$10,811	$(25,349)	$(685,597)
Earnings (loss) per share—Basic	$0.35	$0.27	$(0.63)	$(17.10)
Earnings (loss) per share—Diluted	$0.35	$0.27	$(0.63)	$(17.10)

(1)	Operations are subject to seasonal variations. The first and fourth quarters generally contribute less operating profits than the second and third quarters. Parts and service demand remains more stable throughout the year.
(2)	The sum of diluted net income per share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.
(3)	Amounts presented differ from amounts previously reported on Form 10-Q due to the classification of certain franchises in discontinued and continuing operations in accordance with SFAS No. 144 (see Note 2).

The net loss in the fourth quarter ended December 31, 2008 includes pretax impairment charges related to goodwill and other asset balances of $809.9 million and income tax valuation allowances related to state net operating loss carryforwards and other deferred income tax assets of $115.0 million.