Form 10-Q
period 2009-03-31
SONIC AUTOMOTIVE INC
filed 2009-05-08
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2009, there were 28,140,000 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	First Quarter Ended March 31,
	2008	2009
Revenues:
New vehicles	$897,679	$590,266
Used vehicles	320,713	290,256
Wholesale vehicles	69,966	32,180

Total vehicles	1,288,358	912,702
Parts, service and collision repair	249,987	240,724
Finance, insurance and other	44,841	31,971

Total revenues	1,583,186	1,185,397
Cost of Sales:
New vehicles	(836,305)	(550,264)
Used vehicles	(290,931)	(263,008)
Wholesale vehicles	(71,028)	(32,314)

Total vehicles	(1,198,264)	(845,586)
Parts, service and collision repair	(125,851)	(121,569)

Total cost of sales	(1,324,115)	(967,155)
Gross profit	259,071	218,242
Selling, general and administrative expenses	(204,675)	(181,535)
Impairment charges	(156)	(32)
Depreciation and amortization	(6,723)	(7,788)

Operating income	47,517	28,887
Other income / (expense):
Interest expense, floor plan	(11,048)	(4,303)
Interest expense, FSP APB 14-1	(2,639)	(2,566)
Interest expense, other, net	(10,665)	(14,810)
Other income, net	63	41

Total other expense	(24,289)	(21,638)

Income from continuing operations before taxes	23,228	7,249
Income tax provision	(9,292)	(3,262)

Income from continuing operations	13,936	3,987
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(1,273)	(3,078)
Income tax (provision) benefit	(38)	769

Loss from discontinued operations	(1,311)	(2,309)

Net income	$12,625	$1,678

Basic earnings per share:
Earnings per share from continuing operations	$0.34	$0.10
Loss per share from discontinued operations	(0.03)	(0.06)

Earnings per share	$0.31	$0.04

Weighted average common shares outstanding	40,774	40,099

Diluted earnings per share:
Earnings per share from continuing operations	$0.34	$0.10
Loss per share from discontinued operations	(0.03)	(0.06)

Earnings per share	$0.31	$0.04

Weighted average common shares outstanding	41,069	40,338

Dividends declared per common share	$0.12	$—

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2008 (1)	March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,971	$614
Receivables, net	247,025	205,957
Inventories	916,837	802,830
Assets held for sale	406,576	365,452
Other current assets	16,822	23,523

Total Current Assets	1,594,231	1,398,376
Property and Equipment, net	369,892	382,129
Goodwill	327,007	327,007
Other Intangible Assets, net	82,328	81,914
Other Assets	32,087	22,195

Total Assets	$2,405,545	$2,211,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$208,438	$186,402
Notes payable - floor plan - non-trade	712,585	593,700
Trade accounts payable	53,215	53,688
Accrued interest	17,096	12,320
Other accrued liabilities	207,627	138,861
Liabilities associated with assets held for sale - trade	65,405	57,212
Liabilities associated with assets held for sale - non-trade	134,077	92,778
Current maturities of long-term debt	738,447	211,584

Total Current Liabilities	2,136,890	1,346,545
Long-Term Debt	—	557,278
Other Long-Term Liabilities	71,132	90,689
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 42,922,557 shares issued and 28,063,141 shares outstanding at December 31, 2008; 42,978,977 shares issued and 28,101,251 shares outstanding at March 31, 2009	429	430
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,400,000 shares issued and 12,029,375 shares outstanding at December 31, 2008 and March 31, 2009	121	121
Paid-in capital	537,023	538,505
Accumulated deficit	(66,900)	(65,057)
Accumulated other comprehensive income	(36,636)	(20,345)
Treasury stock, at cost (14,859,416 Class A shares held at December 31, 2008 and 14,877,726 Class A shares held at March 31, 2009)	(236,514)	(236,545)

Total Stockholders’ Equity	197,523	217,109

Total Liabilities and Stockholders’ Equity	$2,405,545	$2,211,621

(1)	Restated for the adoption effects of FSP APB 14-1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2008	42,923	$429	1,209	$121	$502,985	$(40,597)	$(236,514)	$(36,635)	$189,789
FSP APB 14-1 adoption	—	—	—	—	34,038	(26,303)	—	—	7,735

BALANCE AT DECEMBER 31, 2008 (1)	42,923	429	12,029	121	537,023	(66,900)	(236,514)	(36,635)	197,524
Shares awarded under stock compensation plans	56	1	—	—	94	—	—	—	95	—
Purchases of treasury stock	—	—	—	—	—	—	(31)	—	(31)	—
Income tax benefit associated with convertible note hedge	—	—	—	—	569	—	—	—	569	—
Fair value of interest rate swap agreements, net of tax expense of $9,984	—	—	—	—	—	—	—	16,290	16,290	16,290
Stock-based compensation expense	—	—	—	—	108	—	—	—	108	—
Restricted stock amortization, net of forfeitures	—	—	—	—	711	—	—	—	711	—
Net income	—	—	—	—	—	1,678	—	—	1,678	1,678
Other	—	—	—	—	—	165	—	—	165	—

BALANCE AT MARCH 31, 2009	42,979	$430	12,029	$121	$538,505	$(65,057)	$(236,545)	$(20,345)	$217,109	$17,968

(1)	Restated for the adoption effects of FSP APB 14-1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	First Quarter Ended March 31,
	2008 (1)	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,625	$1,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	8,033	7,733
Provision for bad debt expense	835	262
Other amortization	334	414
Debt issuance cost amortization	291	338
Debt discount amortization, net of premium amortization	2,876	2,791
Stock - based compensation expense	1,387	108
Amortization of restricted stock	1,072	711
Restricted stock forfeiture	(41)	—
Deferred income taxes	(1,975)	(1,338)
Equity interest in earnings of investees	(158)	(157)
Asset impairment charges	2,526	1,586
(Gain) Loss on disposal of franchises and property and equipment	(798)	4
Loss on exit of leased dealerships	1,282	946
Changes in assets and liabilities that relate to operations:
Receivables	40,850	26,732
Inventories	(111,615)	153,528
Other assets	(10,137)	(20,801)
Notes payable - floor plan - trade	28,312	(30,229)
Trade accounts payable and other liabilities	(12,572)	22,556

Total adjustments	(49,498)	165,184

Net cash (used in) / provided by operating activities	(36,873)	166,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(22,174)	—
Purchases of property and equipment	(67,626)	(20,407)
Proceeds from sales of property and equipment	285	435
Proceeds from sale of franchises	16,467	—
Distributions from equity investees	600	—

Net cash used in investing activities	(72,448)	(19,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable floor plan - non-trade	47,593	(160,184)
Borrowings on revolving credit facilities	308,230	226,596
Repayments on revolving credit facilities	(232,359)	(197,552)
Payments on long-term debt	(907)	(1,421)
Settlement of cash flow swaps	—	(16,454)
Purchases of treasury stock	(20,128)	(31)
Income tax benefit associated with stock compensation plans	14	—
Income tax benefit associated with convertible hedge	521	569
Issuance of shares under stock compensation plans	219	94
Dividends paid	(5,264)	(4,864)

Net cash provided by / (used in) financing activities	97,919	(153,247)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,402)	(6,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,514	6,971

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,112	$614

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax (benefit) / expense of $(8,303) and $9,984 for the three month period ended March 31, 2008 and 2009, respectively)	$(13,547)	$16,290
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of amount capitalized	$32,701	$29,627
Income taxes	$709	$(10,897)

(1)	Restated for the adoption effects of FSP APB 14-1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial information for the first quarter ended March 31, 2009 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2008, which were included in Sonic’s Annual Report on Form 10-K.

Recent Developments – On May 7, 2009, Sonic completed a restructuring of its 5.25% convertible senior subordinated notes that were scheduled to mature on May 7, 2009 (the “5.25% Convertible Notes”). In conjunction with this restructuring, Sonic paid cash of approximately $15.7 million, issued $85.6 million in 6.00% senior secured second lien convertible notes due 2012 in two series (i.e., Series A and Series B) (the “6.00% Convertible Notes”) and issued 860,723 shares of Class A common stock to satisfy its obligations under the 5.25% Convertible Notes. In addition, Sonic executed an amendment effective May 4, 2009 to its credit facility with Bank of America, NA, as administrative agent, and a syndicate of commercial banks and commercial finance entities (the “2006 Credit Facility”) which, among other things, removes the requirement for Sonic to deliver to the administrative agent under the 2006 Credit Facility and the lenders thereto an opinion of Sonic’s independent registered public accounting firm with respect to Sonic’s fiscal year ended December 31, 2008 without any “going concern” or like qualification. The amendment to the 2006 Credit Facility and a description of the 6.00% Convertible Notes are discussed further in Note 6. Also in conjunction with the restructuring, Sonic sold for cash, in a private placement primarily to certain of its officers, directors and management employees, 487,796 shares of the Sonic’s Class A common stock at a price of $5.74 per share. Sonic has agreed to register the shares issued primarily to certain of its directors and management employees upon request.

On April 30, 2009, Chrysler LLC filed for bankruptcy protection and submitted a plan of reorganization. As of April 30, 2009, Sonic owned nine Chrysler franchises located at three dealerships. As a result of the bankruptcy filing, Sonic may be required to record impairment charges related to lease obligations, fixed assets, accounts receivable and inventory. Currently, Sonic cannot estimate the effect this bankruptcy filing may have on its financial results and condition.

Reclassifications – The statement of income for the first quarter ended March 31, 2008 reflects the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to March 31, 2008. The statement of income for the quarter ended March 31, 2008 also reflects the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of March 31, 2008 but which Sonic has decided to retain and operate as of March 31, 2009.

Recent Accounting Pronouncements – Sonic adopted the provisions of FSP APB 14-1 – “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) as of January 1, 2009. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). FSP APB 14-1 requires that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the effective interest method. The provisions of FSP APB 14-1 apply to Sonic’s 4.25% Convertible Senior Subordinated Notes due 2015 (the “4.25% Convertible Notes”) and 5.25% Convertible Notes. In conjunction with the adoption of FSP APB 14-1, Sonic estimated the nonconvertible borrowing rates related to its 4.25% Convertible Notes and 5.25% Convertible Notes to be 8.0% and 10.0%, respectively. Accordingly, the fair value of the equity component of the 4.25% Convertible Notes was $25.1 million ($15.1 million, net of tax) at the date of issuance of the 4.25% Convertible Notes and the fair value of the equity component of the 5.25% Convertible Notes was $31.6 million ($19.0 million, net of tax) at the date of the issuance of the 5.25% Convertible Notes. FSP ABP 14-1 requires retrospective treatment of its provisions to all periods presented. Therefore, previously reported balances (prior to January 1, 2009), have been adjusted to effectively record a debt discount equal to the fair value of the equity component, a deferred tax liability for the tax effect of the recorded debt discount and an increase to paid-in capital for the tax-effected fair value of the equity component as of the date of issuance of the underlying notes. Previously reported balances have also been adjusted to provide for the amortization of the debt discount through

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest expense and the associated decrease in the deferred tax liability recorded through income tax expense. As of December 31, 2008, the unamortized debt discount associated with FSP APB 14-1 related to the 4.25% Convertible Notes and the 5.25% Convertible Notes was $10.8 million and $2.1 million, respectively. As of March 31, 2009, the unamortized debt discount associated with FSP APB 14-1 related to the 4.25% Convertible Notes and the 5.25% Convertible Notes was $9.5 million and $0.8 million, respectively. The unamortized discount will be amortized through interest expense into earnings over the remaining expected term of the convertible notes which is through November 2010 for the 4.25% Convertible Notes and through May 2009 for the 5.25% Convertible Notes. A summary of the effect of applying these provisions on our prior and current period consolidated statements of income is as follows:

	(dollars in thousands)							(dollars in thousands)
	Twelve Months Ended December 31,							First Quarter Ended March 31,
	2002	2003	2004	2005	2006	2007	2008	2008	2009
Increase in Interest Expense	(2,108)	(3,530)	(3,899)	(4,656)	(9,044)	(9,898)	(10,704)	(2,639)	(2,566)
Tax Benefit	843	1,412	1,560	1,862	3,617	3,959	4,282	1,056	1,027
Effect on Net Income	(1,265)	(2,118)	(2,339)	(2,794)	(5,427)	(5,939)	(6,422)	(1,583)	(1,539)

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. This FSP is effective for fiscal years beginning after December 31, 2008 and interim periods within those years and requires that all prior period earnings per share disclosures be adjusted retroactively to apply the two-class method of computing earnings per share. The adoption of this standard in the current reporting period resulted in no changes in the prior period or the current year period presentation of earnings per share.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Sonic’s adoption in the current reporting period did not have a material impact on its consolidated operating results, financial position or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. Sonic’s adoption of SFAS 141(R) and SFAS 160 in the current reporting period did not materially impact its consolidated operating results, financial position and cash flows.

Sonic’s adoption of the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008, related to fair value measurements and related disclosures of financial assets and liabilities, did not have a material impact on its financial statements. Sonic’s adoption of the provisions of SFAS 157 related to nonfinancial assets and liabilities on January 1, 2009, affects, among other items, the valuation of goodwill, franchise assets and fixed assets when assessing for impairments and the valuation of assets acquired and liabilities assumed in business combinations. The adoption of the required provisions of SFAS 157 in the quarter ended March 31, 2009, did not have a material impact on Sonic’s fair value measurements or its financial statements.

Derivative Instruments and Hedging Activities – Sonic utilizes derivative financial instruments to manage its capital structure and interest rate risk. The types of risks hedged are primarily related to the variability of cash flows caused by movements in interest rates. Sonic documents its risk management strategy and assesses hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Condensed Consolidated

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets. The changes in fair value of the effective portion of “cash flow” hedges are reported as a component of accumulated other comprehensive loss. Amounts in accumulated other comprehensive loss are reclassified to interest expense to the extent the hedge becomes ineffective. Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which have the exact same critical terms of the defined hedged items. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Condensed Consolidated Statements of Income. There was no ineffectiveness resulting from any of our hedging relationships for the quarters ending March 31, 2008 and 2009.

At March 31, 2009, Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these positions at March 31, 2009 was a liability of $18.2 million and is recorded, net of tax of $6.7 million, in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

Notional	Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$ 4.0	7.100%	one-month LIBOR	July 10, 2017
$ 25.0	5.160%	one-month LIBOR	September 1, 2012
$ 15.0	4.965%	one-month LIBOR	September 1, 2012
$ 25.0	4.885%	one-month LIBOR	October 1, 2012
$ 12.4	4.655%	one-month LIBOR	December 10, 2017
$ 9.2	6.860%	one-month LIBOR	August 1, 2017
$ 7.6	4.330%	one-month LIBOR	July 1, 2013

(1)	One-month LIBOR was 0.501% at March 31, 2009.

All the Fixed Swaps, with the exception of one with a notional amount of $9.2 million, have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps have been recorded in accumulated other comprehensive income, net of related income taxes in the Condensed Consolidated Statement of Stockholders’ Equity. The amounts reclassified out of accumulated other comprehensive income into results of operations for the quarters ended March 31, 2008 and 2009 were $1.1 million and $7.1 million, respectively. The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through interest expense, other) in the next twelve months is approximately $17.5 million. The effect of the mark-to-market adjustment related to the one swap for which hedge accounting was not applied decreased expense by $2.4 million in the quarter ended March 31, 2009 and is included in selling general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

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

(dollars in thousands)
Balance, December 31, 2008	$19,882
Lease exit expense	946
Payments	(1,150)

Balance, March 31, 2009	$19,678

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. DISCONTINUED OPERATIONS

Dispositions – All franchises held for sale are expected to be sold within one year from March 31, 2009. The operating results of these franchises are included in the loss from discontinued operations in Sonic’s statements of income. Assets to be disposed of in connection with franchises held for sale but not yet sold have been classified in assets held for sale in Sonic’s balance sheets along with other assets held for sale. The major components of assets held for sale consist of the following:

	(dollars in thousands)
	December 31, 2008	March 31, 2009
Inventories	$207,308	$167,594
Property and equipment, net	39,094	39,083
Goodwill	154,940	153,541
Franchise assets	5,234	5,234

Assets held for sale	$406,576	$365,452

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	(dollars in thousands) First Quarter Ended March 31,
	2008	2009
Income / (loss) from operations	$1,628	$(661)
Gain (loss) on disposal of franchises	488	(81)
Lease exit charges	(1,020)	(782)
Property impairment charges	(466)	(155)
Goodwill impairment charges	—	(1,399)
Favorable lease asset impairment charges	(1,903)	—

Pre-tax loss	$(1,273)	$(3,078)

Total Revenues	$438,006	$265,396

Lease exit charges recorded for the first quarter ended March 31, 2008 and 2009 relate to the revision of estimates and establishment of lease exit accruals. The lease exit accruals are calculated by either discounting the remaining lease payments, net of estimated sublease proceeds or estimating the amount necessary to satisfy the lease commitment to the landlord. For a discussion of property impairment charges, see Note 4 and for a discussion of goodwill impairment charges and favorable lease asset impairment charges see Note 5.

Sonic allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the first quarter ended March 31, 2008 and 2009 was $2.3 million and $4.1 million, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORIES

Inventories consist of the following:

	(dollars in thousands)
	December 31, 2008	March 31, 2009
New vehicles	$910,462	$726,317
Used vehicles	87,895	121,609
Parts and accessories	57,057	55,402
Other	68,731	67,096

	$1,124,145	$970,424
Less inventories classified as assets held for sale	(207,308)	(167,594)

Inventories	$916,837	$802,830

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(dollars in thousands)
	December 31, 2008	March 31, 2009
Land	$63,153	$57,918
Building and improvements	308,530	313,161
Office equipment and fixtures	68,054	72,134
Parts and service equipment	54,577	55,401
Company vehicles	8,700	8,531
Construction in progress	30,989	46,390

Total, at cost	534,003	553,535
Less accumulated depreciation	(125,017)	(132,323)

Subtotal	408,986	421,212
Less assets held for sale	(39,094)	(39,083)

Property and equipment, net	$369,892	$382,129

Property and equipment impairment charges of approximately $0.2 million were recorded in the first quarter ended March 31, 2009, all of which was included in discontinued operations in the accompanying Condensed Consolidated Statements of Income.

Property and equipment impairment charges of approximately $0.6 million were recorded in the first quarter ended March 31, 2008. In the first quarter ended March 31, 2008, $0.5 million was included in discontinued operations and $0.1 million was included in continuing operations in the accompanying Condensed Consolidated Statements of Income.

The impairment charges recorded in discontinued operations in all periods were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of associated franchises and recorded values. The impairment charges recorded in continuing operations in 2008 were recorded based on Sonic’s decision to abandon certain facility construction projects.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. GOODWILL AND INTANGIBLE ASSETS

	(dollars in thousands)
	Franchise Agreements	Goodwill
Balance, December 31, 2008	$64,701	$327,007
Impairment of import dealerships	—	(1,399)
Reclassification from assets held for sale	—	1,399

Balance, March 31, 2009	$64,701	$327,007

During the fourth quarter of 2008, Sonic recorded an estimated goodwill impairment charge of $786.5 million in continuing operations in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. An estimate was recorded because Sonic had not finalized the valuation of certain assets and liabilities that were necessary to complete its evaluation at December 31, 2008. During the first quarter ended March 31, 2009, Sonic completed the valuation of these certain assets and liabilities. Based on the completion of its evaluation of the goodwill impairment charge during the current year quarter no adjustment to the estimate that was recorded at December 31, 2008 was required.

During the first quarter ended March 31, 2009, Sonic determined that a portion of the goodwill allocated to franchises held for sale was not recoverable based on asset disposal agreements entered into during the first quarter ended March 31, 2009. Accordingly, Sonic recorded a goodwill impairment charge of $1.4 million in discontinued operations for the first quarter ended March 31, 2009 which represented the difference between estimated proceeds and recorded balances.

At December 31, 2008, Sonic had $17.6 million of definite life intangibles recorded relating to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at March 31, 2009 was $17.2 million and was included in Other Intangible Assets, net, in the accompanying Condensed Consolidated Balance Sheets. In the first quarter ended March 31, 2008, Sonic recorded an impairment charge of $1.9 million within discontinued operations related to its definite life intangibles. The impairment charge was recorded based on management’s estimate that sublease income from certain properties would not allow Sonic to recover the recorded value of favorable lease assets related to the properties.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(dollars in thousands)
	December 31, 2008	March 31, 2009
2006 Revolving Credit Sub-Facility (1)	$70,842	$99,886
Senior Subordinated Notes bearing interest at 8.625%	273,116	273,196
Convertible Senior Subordinated Notes bearing interest at 5.25%	102,990	104,366
Convertible Senior Subordinated Notes bearing interest at 4.25%	147,538	149,065
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	22,946	22,281
Mortgage notes to finance companies-fixed rate, bearing interest from 5.80% to 7.03%	80,622	80,078
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.65 percentage points above one-month LIBOR	33,764	33,399
Other	6,629	6,591

	$738,447	$768,862
Less current maturities (2)	(738,447)	(211,584)

Long-term debt	$—	$557,278

(1)	Interest rate on the revolving credit sub-facility is based on a performance based grid that ranges from 1.75% to 2.75% above LIBOR. The rate was 2.00% above LIBOR at December 31, 2008 and 2.50% above LIBOR at March 31, 2009.

(2)	At December 31, 2008, as a result of the uncertainty related to Sonic’s compliance with the covenants under its 2006 Credit Facility for the fiscal year 2009, Sonic classified all its indebtedness as current in the accompanying Condensed Consolidated Balance Sheets due to cross default provisions governing its other indebtedness. At March 31, 2009, current maturities include amounts outstanding related to the 5.25% Convertible Notes and the 2006 Revolving Credit Sub-Facility as a result of these obligations maturing within one year of the balance sheet date.

As a result of the adoption of FSP APB 14-1 (discussed in Note 1) debt discount was required to be recorded related to Sonic’s 4.25% Convertible Notes and 5.25% Convertible Notes at the date of the issuance of the Notes. Accordingly, the balances in the table above include unamortized debt discount related to the adoption of FSP APB 14-1 of $10.8 million and $9.5 million related to Sonic’s 4.25% Convertible Notes as of December 31, 2008 and March 31, 2009, respectively, and $2.1 million and $0.8 million related to Sonic’s 5.25% Convertible Notes as of December 31, 2008 and March 31, 2009, respectively.

Availability under the Revolving Credit Sub-Facility is subject to a borrowing base calculation and is reduced on a dollar for dollar basis by any outstanding letters of credit. The borrowing base was $208.7 million, letters of credit outstanding were $67.1 million and availability of additional borrowings was $41.7 million at March 31, 2009.

Neither of the conversion features on the 5.25% or 4.25% convertible senior subordinated notes was satisfied during the first quarter ended March 31, 2009. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of March 31, 2009.

In connection with the amendment to the 2006 Credit Facility executed March 31, 2009, Sonic agreed to increase the interest rates for amounts outstanding and the quarterly commitment fees payable by it on the unused portion. Before April 1, 2009, the 2006 Credit Facility bore interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by the Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The quarterly commitment fees were also determined according to a performance-based pricing grid determined by the Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. On and after April 1, 2009, the 2006 Credit Facility will bear interest as follows: 2.50% above LIBOR for amounts outstanding under the revolving credit sub-facility under the 2006 Credit Facility; 1.75% above LIBOR for amounts outstanding under the new vehicle floor plan sub-facility under the 2006 Credit Facility; and 2.00% above LIBOR for amounts outstanding under the used vehicle floor plan sub-facility under the 2006 Credit Facility. The quarterly commitment fee on and after April 1, 2009 will be 0.75% on the unused portion of the revolving credit sub-facility under the 2006 Credit Facility, 0.25% on the unused portion of the new vehicle floor plan sub-facility under the 2006 Credit Facility, 0.30% on the unused portion of the used vehicle floor plan sub-facility under the 2006 Credit Facility, and 2.50% letter of credit fee.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were also certain other concessions Sonic provided to the lenders under the 2006 Credit Facility in connection with the March 31, 2009 amendment, which includes the following. Sonic agreed to limit its borrowing under the 2006 Credit Facility to ordinary course of business operating expenditures, and in any event, not for the repayment of certain indebtedness, including the 5.25% Convertible Notes, the 4.25% Convertible Notes and the 8.625% Notes. In addition, Sonic was prohibited from making any acquisitions and Sonic agreed that net proceeds from certain asset sales until May 4, 2009 would be used to permanently reduce the amount available under the 2006 Revolving Credit Sub-Facility.

On May 4, 2009, Sonic executed an additional amendment to the 2006 Credit Facility. The amendment allowed for borrowings of $15.0 million to be used in the restructuring of the 5.25% Convertible Notes and increased the interest rates related to outstanding borrowings under the revolving credit sub-facility to 3.50% above LIBOR, increased the letter of credit fee to 3.50%. In addition, beginning October 1, 2009, the commitments under the 2006 Credit Facility will be reduced to $635.0 million related to new vehicle floor plan financing, $100.0 million related to used vehicle floor plan financing and $225.0 million related to general use revolving credit financing. The amendment included a change to the borrowing base which restricts the effect of twelve-month EBITDA on the borrowing base to 50% prior to September 1, 2009 and 25% beginning October 1, 2009.

The amendment executed on May 4, 2009 permanently extended the provision in the amendment executed March 31, 2009, requiring Sonic to apply 100% of the net cash proceeds received in conjunction with certain dispositions of assets to balances outstanding under the revolving credit sub-facility. However, under certain circumstances, if after giving pro forma effect to the disposition of assets, Sonic’s borrowings under the revolving credit sub-facility do not exceed $25.0 million and Sonic’s borrowing availability is at least $75.0 million, then Sonic is required to apply not less than 50% of the net cash proceeds received in conjunction with the disposition of the assets to balances outstanding under the revolving credit sub-facility. The revolving commitment under the 2006 Credit Facility will be permanently reduced in the amount of such mandatory prepayments until the revolving commitment is reduced to $185.0 million.

Sonic agreed to limit its borrowings to ordinary course of business operating expenses, and in any event, not the repayment of certain indebtedness, including the 4.25% Convertible Notes, the 6.00% Convertible Notes and the 8.625% Notes. The May 4, 2009 amendment restricts the payment by Sonic of cash interest with respect to the 6.00% Convertible Notes and debt to be issued in respect of Sonic’s 4.25% Convertible Notes to a certain aggregate amount. This amendment also restricts the amount of the 4.25% Convertible Notes, the 8.625% Notes and the 5.25% Convertible Notes to the aggregate principal amount of such indebtedness existing as of the date of the May 4, 2009 amendment. In addition, the May 4, 2009 amendment restricts the amount of the 6.00% Convertible Notes to the aggregate principal amount of the 5.25% Convertible Notes prior to the refinancing, less the amount of such notes that are prepaid as permitted under the 2006 Credit Facility. The May 4, 2009 amendment also adjusted certain financial covenant ratios. The minimum required consolidated liquidity ratio was adjusted from 1.15 to 1.10 and the minimum required consolidated fixed charge coverage ratio was adjusted from 1.20 to 1.15.

On May 7, 2009, Sonic paid the holders of its 5.25% Convertible Notes $15.7 million in cash, issued $85.6 million in aggregate principal of 6.00% Convertible Notes (collectively, Series A notes of $78.9 million and Series B of $6.7 million) and issued 860,723 shares of its Class A common stock in full satisfaction of its obligations under the 5.25% Convertible Notes. Interest on the 6.00% Convertible Notes is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2009. The 6.00% Convertible Notes mature on May 15, 2012. Sonic may redeem some or all of the 6.00% Convertible Notes for cash at any time prior to May 1, 2010 at a redemption price equal to 100% of the principal amount. After May 1, 2010, but before May 1, 2011, Sonic may redeem some or all of the 6.00% Convertible Notes for cash at a redemption price equal to 106% of the principal amount. Beginning May 1, 2011 through the stated maturity of the notes, May 15, 2012, Sonic may redeem some or all of the 6.00% Convertible Notes for cash at a redemption price equal to 112% of the principal amount. The holders of the 6.00% Convertible Notes may require Sonic to redeem these notes at a redemption price equal to 100% of the principal amount on August 25, 2010 if Sonic has not refinanced at least 85% of its 4.25% Notes as of August 25, 2010. The holders of the 6.00% Convertible Notes may also require Sonic to redeem the 6.00% Convertible Notes at 100% of the principal amount in the event of a change in control.

If Sonic completes asset dispositions and after giving pro forma effect to the disposition of assets Sonic’s borrowings under the revolving credit sub-facility do not exceed $25.0 million, Sonic’s borrowing availability is at least $75.0 million and certain other conditions exist, Sonic is required to use 50% of the proceeds from asset dispositions to redeem all or portions of the 6.00% Convertible Notes at 100% of the principal amount.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 6.00% Convertible Notes are secured by a second priority lien on substantially all of Sonic’s assets that secure the 2006 Credit Facility on a first priority basis, which excludes property financed by manufacturer-affiliated finance companies that are secured on a first priority basis by the financed property. The 6.00% Convertible Notes are fully and unconditionally guaranteed on a senior basis by substantially all of the direct and indirect operative domestic subsidiaries of Sonic. The 6.00% Convertible Notes are subject to covenants restricting additional indebtedness, liens, certain payments and transactions with affiliates, in each case, subject to exclusions, and other customary covenants.

The 6.00% Convertible Notes are convertible into shares of Class A common stock, at the option of the holder, on or after August 25, 2011. At such time, the holders of the Series A notes may convert their notes into Class A common stock representing approximately 19.9% of Sonic’s outstanding shares of Class A common stock (after giving effect to the 857,614 share issued in connection with the restructuring of the 5.25% Convertible Notes and the shares into which Series B notes are convertible), which is based on the maximum number of shares that may be issued without requiring Sonic to seek shareholder authorization for the issuance of the 6.00% Convertible Notes. The Series A notes are subject to certain adjustments, including upon the issuance of certain securities in the future that are convertible at a per share price that is below market on the date of issuance or below $4.00. Only with respect to the Series A notes, upon receipt of shareholder approval, the conversion price shall be adjusted to $4.00 per share, or a conversion rate of 250 shares per $1,000 principal amount of Series A notes. Sonic has agreed to use its reasonable best efforts to cause to obtain, as promptly as practicable after the issue date, the necessary approval of the adjustment of the conversion price to $4.00 per share within 90 days, subject to an extension if the preliminary proxy statement in connection with the shareholder approval is reviewed by the Securities and Exchange Commission. Failure to obtain shareholder approval of the $4.00 conversion price will result in a default under the indenture governing the 6.00% Convertible Notes. Sonic’s Chairman and Chief Executive Officer O. Bruton Smith, who directly and indirectly controls approximately 74.7% of the total voting power of Sonic, has announced that he will vote in favor of approving the full conversion rate for the 6.00% Convertible Notes at the special stockholders’ meeting called for that purpose.

Holders of the Series B notes may convert their notes on or after August 25, 2011, in multiples of $1,000 principal amount, into Class A common stock at a price per share of $8.00, or a conversion rate of 125 shares per $1,000 principal of the Series B notes. Any Series B note holder may elect to exchange its Series B notes for Series A notes for a like aggregate principal amount at any time after such Series B note holder receives notice from Sonic that a registration statement relating to such Series A notes has been declared effective.

Upon conversion of the 6.00% Convertible Notes, Sonic has the option to deliver the shares of Class A common stock into which the notes are converted or an amount in cash equal to the number of shares the holder is eligible to receive upon conversion multiplied by the average sale price per share of Sonic’s Class A common stock for the five consecutive trading days immediately following the date of Sonic’s notice of its election to deliver cash.

Sonic continues to explore options related to its other debt obligations with the assistance of a financial advisor. Sonic is evaluating restructuring options for $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010 and its 2006 Credit Facility that matures February 17, 2010. Although Sonic believes it will be successful in refinancing these debt obligations to avoid events of default under one or more of these arrangements, Sonic cannot assure its investors that it will succeed in these efforts. A default under one or more of its debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on Sonic’s business, financial condition, liquidity, operations and ability to continue as a going concern.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic agreed under the 2006 Credit Facility not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2006 Credit Facility contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants related to outstanding indebtedness and certain operating leases include required specified ratios of:

			March 31, 2009
Covenant	Required		Actual
Consolidated liquidity ratio	≥	1.15	1.16
Consolidated fixed charge coverage ratio	≥	1.20	1.23
Consolidated total senior secured debt to EBITDA ratio	≤	2.25	1.50
EBTDAR to rent ratio	≥	1.50	1.61

7. STOCK-BASED COMPENSATION

Sonic currently has two active stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”), and three inactive stock compensation plans which only have grants outstanding, the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors, the Sonic Automotive, Inc. 1997 Stock Option Plan and the First America Automotive, Inc. 1997 Stock Option Plan (collectively, the “Stock Plans”). See Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008 for a more detailed description of the Stock Plans. A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance - December 31, 2008	3,339	$7.80 - 37.50	$21.90	4.6	$—
Granted	1,393	1.81	1.81
Forfeited	(264)	$7.94 - 37.50	23.62

Balance - March 31, 2009	4,468	$1.81 - 37.50	$15.54	6.1	$—

Exercisable	2,996	$7.80 - 37.50	$21.58	4.2	$—

(dollars in thousands, except per option amounts)	First Quarter Ended March 31, 2009
Weighted Average Grant-Date Fair Value Per Option of Options Granted	$0.99

The weighted average fair value of options granted in the first quarter ended March 31, 2009 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2009
Stock Option Plans
Dividend yield	0.00%
Risk free interest rate	1.67%
Expected life	5 years
Volatility	64.13%

Sonic used an expected term of five years for current year option grants based on observations of past grants and exercises. The historical exercise experience indicates that the expected term is at least three years (consistent with the three year graded vesting period attached to the majority of these options).

Expected volatility was estimated using Sonic’s stock price over the last five years. Sonic recognized compensation expense related to stock options within selling, general and administrative expenses of $1.4 million and $0.1 million in the first quarter ended March 31, 2008 and 2009, respectively. Tax benefits recognized related to the compensation expenses

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

were $0.5 million and $0.1 million for the first quarter ended March 31, 2008 and 2009, respectively. The total compensation cost related to unvested options not yet recognized at March 31, 2009 was $1.6 million and is expected to be recognized over a weighted average period of 2.7 years.

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2008	348	$22.99
Vested	(57)	29.04

Balance - March 31, 2009	291	$21.82

Sonic recognized compensation expense related to restricted stock and restricted stock units of $1.0 million and $0.7 million in the first quarter ended March 31, 2008 and 2009, respectively. Sonic recognized $0.4 million and $0.3 million of tax benefit related to the compensation expenses for the first quarter ended March 31, 2008 and 2009. Total compensation cost related to unvested restricted stock and restricted stock units not yet recognized at March 31, 2009 was $1.8 million, and is expected to be recognized over a weighted average period of 1.1 years.

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items:

	For the First Quarter Ended March 31, 2008
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(dollars in thousands except per share amounts)
Basic Earnings (Loss) Per Share	40,774	$13,936	$0.34	$(1,311)	$(0.03)	$12,625	$0.31
Effect of Dilutive Securities:
Stock Plans	295

Diluted Earnings (Loss) Per Share	41,069	$13,936	$0.34	$(1,311)	$(0.03)	$12,625	$0.31

	For the First Quarter Ended March 31, 2009
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(dollars in thousands except per share amounts)
Basic Earnings (Loss) Per Share	40,099	$3,987	$0.10	$(2,309)	$(0.06)	$1,678	$0.04
Effect of Dilutive Securities:
Stock Plans	239

Diluted Earnings (Loss) Per Share	40,338	$3,987	$0.10	$(2,309)	$(0.06)	$1,678	$0.04

In addition to the stock options included in the table above, options to purchase 2.4 million shares and 3.1 million shares of Class A common stock were outstanding at March 31, 2008 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. CONTINGENCIES

Legal and Other Proceedings:

Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and its Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification and overruled a portion of the trial court’s class certification. Sonic intends to continue its vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

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

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2008 and March 31, 2009 were $9.0 million in reserves that Sonic has provided for pending proceedings.

Guarantees and Indemnifications:

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $15.9 million and $11.9 million at December 31, 2008 and March 31, 2009, respectively. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment under Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation. For instance, certain assets held for sale in the accompanying condensed consolidated balance sheets are valued based on estimated proceeds to be received in connection with the disposal of those assets.

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

Assets or liabilities recorded at fair value in the accompanying balance sheet as of March 31, 2009 are as follows:

		Fair Value at Reporting Date Using:
(dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities (1)	2.5	$2.5	$—	$—
Cash Flow Swaps (2)	(18.2)	—	(18.2)	—

Total	$(15.7)	$2.5	$(18.2)	$—

(1) - Included within other current assets in the accompanying balance sheet

(2) - Included net of taxes of $6.7 million in accumulated other comprehensive income in the accompanying balance sheet

During the first quarter ended March 31, 2008 and 2009, Sonic recorded unrealized losses related to trading securities in the amount of $0.2 million and $0.2 million, respectively. These losses are included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter ended March 31, 2009, Sonic settled its $100 million notional, pay 5.002% and $100 million notional, pay 5.319% swaps with a payment to the counterparty of $16.5 million. This settlement loss was deferred and will be amortized into earnings over the swaps’ initial remaining term.

As of December 31, 2008 and March 31, 2009, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions and long-term debt, excluding Sonic’s 8.625% Notes, 5.25% Convertible Notes, 4.25% Convertible Notes, mortgage notes and certain notes payable to a finance company, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	(dollars in thousands)
	December 31, 2008		March 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
8.625% Senior Subordinated Notes (1)	$104,500	$273,116	$79,750	$273,196

5.25% Convertible Senior Subordinated Notes (1) (3)	$97,883	$102,990	$53,678	$104,366

4.25% Convertible Senior Subordinated Notes (1) (3)	$53,600	$147,538	$34,400	$149,065

Mortgage Notes	$80,530	$80,622	$79,986	$80,078
Notes Payable to a Finance Company (2)	$18,629	$22,946	$18,211	$22,281

(1)	As determined by market quotations.

(2)	As determined by discounted cash flows.

(3)	Adjusted for effect of FSP APB 14-1 (See Note 1).

11. SUBSEQUENT EVENTS

See Notes 1 and 6 which discuss restructuring of the 5.25% Convertible Notes and an amendment to the 2006 Credit Facility subsequent to March 31, 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We are one of the largest automotive retailers in the United States. As of March 31, 2009, we operated 164 dealership franchises, representing 33 different brands of cars and light trucks, at 135 locations and 31 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers.

Economic Conditions

Beginning near the end of the second quarter of 2008 and continuing into and throughout the first quarter of 2009, the automobile retailing industry was severely negatively affected by prevailing economic conditions. The uncertainty that exists related to the overall economy in the United States continues through the date of this report. As discussed in the paragraphs that follow, the demand for new and used vehicles has declined significantly and has negatively impacted our results of operations. Due to the turmoil in the financial services industry, the availability of credit has declined substantially for all consumers except those with high credit scores. Our business is cyclical in nature and dependent on consumer confidence and the availability of consumer credit. Typical sources of financing, including captive finance companies associated with vehicle manufacturers, have also reduced the amount of credit available. The lack of liquidity resulting from the financial services industry crisis has also negatively affected our ability to refinance our debt obligations in 2009 and 2010. We cannot predict when an economic recovery will begin and the timing of its impact on our business.

On April 30, 2009, Chrysler LLC filed for bankruptcy protection and submitted a plan of reorganization. As of April 30, 2009, we owned nine Chrysler franchises located at three dealerships. As a result of the bankruptcy filing, we may be required to record impairment charges related to related lease obligations, fixed assets, accounts receivable and inventory. Currently, we cannot estimate the effect this bankruptcy filing may have on our financial results and condition.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

General Motors has been provided government assistance and may require additional governmental assistance in 2009 to avoid seeking bankruptcy protection. In addition, there can be no assurances that Ford will not need government assistance in the future to continue its operations. Each of these manufacturers would need debtor-in-possession financing to emerge from bankruptcy which may be challenging to obtain without additional assistance from the government. The bankruptcy of General Motors or Ford could have a material adverse impact on our financial results and condition. In the event a manufacturer enters bankruptcy protection, we may be required to record impairment charges related to related franchise assets, fixed assets, accounts receivable and inventory. At March 31, 2009, we had the following balances recorded related to domestic manufacturers:

(dollars in millions)
March 31, 2009
General Motors
New Vehicle Inventory	$131.6
Parts Inventory	11.5
Factory Receivables	7.2
Property and Equipment, net	24.6
Franchise Assets	17.2
Ford (including Volvo)
New Vehicle Inventory	75.9
Parts Inventory	4.3
Factory Receivables	3.7
Property and Equipment, net	9.4
Franchise Assets	2.2
Chrysler
New Vehicle Inventory	12.5
Parts Inventory	1.3
Factory Receivables	0.5
Property and Equipment, net	1.5
Franchise Assets	—

In addition, additional goodwill impairment charges related to our single reporting unit or impairment charges related to our operating lease arrangements may also be necessary. These events may affect our ability to remain in compliance with the financial covenants under our debt and operating leases agreements.

In addition, we rely on the manufacturer captive finance companies associated with these domestic manufacturers for new vehicle floor plan financing. The bankruptcy of any of these domestic manufacturers could result in an attempt by the related captive finance company to terminate our floor plan financing, which would have a material adverse impact on our operations and liquidity. Also, in the event of bankruptcy, there can be no assurances that warranties provided by the domestic manufacturers will be honored, that parts and services will be available to repair and maintain vehicles or that consumer demand for new vehicle from these manufacturers will not be negatively affected.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

New Vehicles

The automobile retail industry uses the Seasonally Adjusted Annual Rate (SAAR) to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market, including brands we do not sell.

	First Quarter Ended March 31,
	2008	2009	% Change
SAAR (in millions of vehicles)	15.2	9.5	(37.5%)

Our reported and same store new vehicle results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Reported:
Revenue	$897,679	$590,266	$(307,413)		(34.2%)
Gross profit	$61,374	$40,002	$(21,372)		(34.8%)
Unit sales	26,525	17,444	(9,081)		(34.2%)
Revenue per Unit	$33,843	$33,838	$(5)		(0.0%)
Gross profit per unit	$2,314	$2,293	$(21)		(0.9%)
Gross profit as a % of revenue	6.8%	6.8%	—	bps

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Same Store:
Revenue	$897,679	$587,069	$(310,610)		(34.6%)
Gross profit	$61,559	$38,956	$(22,603)		(36.7%)
Unit sales	26,525	17,391	(9,134)		(34.4%)
Revenue per unit	$33,843	$33,757	$(86)		(0.3%)
Gross profit per unit	$2,321	$2,240	$(81)		(3.5%)
Gross profit as a % of revenue	6.9%	6.6%	(30	)bps

For the first quarter ended March 31, 2009, new vehicle revenues declined from the same period in the prior year due primarily to lower unit volume. The decline in new unit volume we experienced was relatively consistent with the decline in SAAR. Our import and domestic stores both experienced declines in new vehicle revenues compared to the prior year with our import stores declining $217.9 million, or 31.2%, and our domestic stores declining $92.7 million, or 46.5%.

New vehicle unit volume decreased at our import stores by 5,922 units, or 29.5%. The decline in import new vehicle unit sales was led by our Toyota, Honda, and BMW stores, which posted declines of 1,758 units, or 37.3%, 1,633 units, or 34.2%, and 1,004 units, or 24.0%, respectively. Both our Toyota and Honda stores tracked closely to the industry declines while our BMW stores slightly outperformed the BMW industry decline. New vehicle unit volume decreased at our domestic stores by 3,212 units, or 49.8%, compared to the prior year. Our GM stores, excluding Cadillac, and Ford stores declined by 1,768 units, or 49.5%, and 958 units, or 51.6%, respectively. The decline in our GM new vehicle unit volume was the result of a sharp decline in fleet unit volume, decreasing 1,095 units, or 80.4%. Both our GM and Ford stores, which declined 48.8% and 43.0%, respectively, underperformed their respective brand markets. New vehicle unit volume declines are concentrated primarily within our California markets. Approximately 30.8% of our same store new vehicle unit volume was generated from our California markets. We expect the new vehicle market to continue to be challenging at least through the end of the current year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Decreases in same store new vehicle gross profit for the first quarter ended March 31, 2009 compared to the same period in the prior year were primarily due to the mix of vehicles retailed.

Used Vehicles

Our reported and same store used vehicle results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Reported:
Revenue	$320,713	$290,256	$(30,457)		(9.5%)
Gross profit	$29,782	$27,248	$(2,534)		(8.5%)
Unit sales	15,782	15,155	(627)		(4.0%)
Revenue per Unit	$20,321	$19,152	$(1,169)		(5.8%)
Gross profit per unit	$1,887	$1,798	$(89)		(4.7%)
Gross profit as a % of revenue	9.3%	9.4%	10	bps
CPO revenue	$159,657	$162,883	$3,226		2.0%
CPO unit sales	6,049	6,513	464		7.7%
CPO revenue per unit	$26,394	$25,009	$(1,385)		(5.2%)
CPO gross profit per unit	$1,561	$1,463	$(98)		(6.3%)
CPO gross profit as % of revenue	5.9%	5.8%	(10	)bps

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Same Store:
Revenue	$320,713	$289,304	$(31,409)		(9.8%)
Gross profit	$29,035	$27,704	$(1,331)		(4.6%)
Unit sales	15,782	15,110	(672)		(4.3%)
Revenue per unit	$20,321	$19,147	$(1,174)		(5.8%)
Gross profit per unit	$1,840	$1,833	(7)		(0.4%)
Gross profit as a % of revenue	9.1%	9.6%	50	bps
CPO revenue	$159,657	$162,485	$2,828		1.8%
CPO unit sales	6,049	6,497	448		7.4%
CPO revenue per unit	$26,394	$25,009	$(1,385)		(5.2%)
CPO gross profit per unit	$1,561	$1,463	$(98)		(6.3%)
CPO gross profit as % of revenue	5.9%	5.9%	0	bps

For the first quarter ended March 31, 2009, used vehicle revenues declined as compared to the same period in 2008 as a result of a decrease in unit volume and a decrease in average retail unit price. Used vehicle unit volumes and revenue per unit were lower in the first quarter of 2009 versus the first quarter of 2008 primarily due to the unfavorable economic conditions that existed in the first quarter of 2009, the strong sales volume experienced in the first quarter of 2008 and the result of our decision to reduce our used inventory levels due to unstable used vehicle values. We continue to see improvements in our certified pre-owned (CPO) unit volume. On a same store basis, CPO units increased from 6,049 units, or 38.3% of total used retail units, for the first quarter ended March 31, 2008, to 6,497 units, or 43.0% of total used retail units for the first quarter ended March 31, 2009.

Used vehicle gross profit per unit declined due to economic softness and a shift toward smaller more fuel efficient vehicles. However, gross profit as a percent of revenue for used vehicles increased in the first quarter ended March 31, 2009 compared to the same prior year period primarily due to the continued implementation of our standardized used vehicle merchandising process. We believe this process allows us to price our used vehicles more competitively and physically move certain used vehicles to specific dealerships within a particular region that have shown success in retailing the specific type of used vehicle.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Wholesale Vehicles

Our wholesale vehicle reported and same store results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Reported:
Revenue	$69,966	$32,180	$(37,786)		(54.0%)
Gross profit	$(1,062)	$(134)	$928		87.4%
Unit sales	8,342	5,362	(2,980)		(35.7%)
Revenue per Unit	$8,387	$6,001	$(2,386)		(28.4%)
Gross profit per unit	$(127)	$(25)	$102		80.3%
Gross profit as a % of revenue	(1.5%)	(0.4%)	110	bps

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Same Store:
Revenue	$69,966	$32,162	$(37,804)		(54.0%)
Gross profit	$(1,062)	$(134)	$928		87.4%
Unit sales	8,342	5,360	(2,982)		(35.7%)
Revenue per unit	$8,387	$6,000	$(2,387)		(28.5%)
Gross profit per unit	$(127)	$(25)	$102		80.3%
Gross profit as a % of revenue	(1.5%)	(0.4%)	110	bps

Lower wholesale vehicle revenues during the first quarter ended March 31, 2009 resulted from a decline in wholesale unit volume coupled with a decrease in average wholesale price per unit. The decrease in wholesale unit volume and wholesale price per unit can be primarily attributed to fewer vehicles received in trades for new and used vehicles due to declines in overall retail activity. In addition, fewer units were sold through wholesale channels as a result of our efforts to sell vehicles we historically would have wholesaled through our retail channel.

Wholesale vehicles gross margin percentage increased compared to the same period in the prior year due to an increase in gross profit per unit. This increase can be attributed to the higher market value of wholesale vehicles as consumer preferences have shifted from new retail vehicles to the purchase of pre-owned vehicles.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Parts, Service and Collision Repair (“Fixed Operations”)

Our reported and same store Fixed Operations results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
(in thousands)	2008	2009	Change		% Change
Reported:
Revenue
Parts	$134,443	$131,650	$(2,793)		(2.1%)
Service	102,667	97,306	(5,361)		(5.2%)
Collision Repair	12,877	11,768	(1,109)		(8.6%)

Total	$249,987	$240,724	$(9,263)		(3.7%)

Gross profit
Parts	$45,868	$44,096	$(1,772)		(3.9%)
Service	71,007	68,425	(2,582)		(3.6%)
Collision Repair	7,261	6,634	(627)		(8.6%)

Total	$124,136	$119,155	$(4,981)		(4.0%)

Gross profit as a % of revenue
Parts	34.1%	33.5%	(60	)bps
Service	69.2%	70.3%	110	bps
Collision Repair	56.4%	56.4%	0	bps

Total	49.7%	49.5%	(20	)bps

	First Quarter Ended March 31,		Better / (Worse)
(in thousands)	2008	2009	Change		% Change
Same Store:
Revenue
Parts	$134,280	$130,713	$(3,567)		(2.7%)
Service	102,667	96,603	(6,064)		(5.9%)
Collision Repair	12,876	11,769	(1,107)		(8.6%)

Total	$249,823	$239,085	$(10,738)		(4.3%)

Gross profit
Parts	$45,705	$43,759	$(1,946)		(4.3%)
Service	71,007	67,928	(3,079)		(4.3%)
Collision Repair	7,261	6,634	(627)		(8.6%)

Total	$123,973	$118,321	$(5,652)		(4.6%)

Gross profit as a % of revenue
Parts	34.0%	33.5%	(50	)bps
Service	69.2%	70.3%	110	bps
Collision Repair	56.4%	56.4%	0	bps

Total	49.6%	49.5%	(10	)bps

Our domestic and import brands both experienced declines in overall Fixed Operations revenue, decreasing $6.0 million, or 11.6%, and $4.1 million, or 2.1%, respectively, over the same period in 2008. Excluding the effect of one additional selling day in the first quarter of 2008 versus the first quarter of 2009, our total Fixed Operations revenues decreased $6.9 million, or 2.8%. For the first quarter ended March 31, 2009, customer pay revenue decreased $3.0 million, or 2.6%, as compared to the same period in 2008. Reductions experienced in our domestic and import brands for customer pay revenue were partially offset by increases in customer pay revenue in our luxury stores of $1.1 million, or 1.9%, for the first quarter ended March 31, 2009. Our BMW dealerships had the most significant improvement, up $2.7 million, or 9.8%, over the same prior year period. Warranty revenue decreased $0.3 million, or 0.5%, for the first quarter ended March 31, 2009, when compared to the same period in the same prior year period. Our Mercedes dealerships continued to experience significant

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

decreases in warranty sales, declining $1.0 million, or 14%, for the first quarter ended March 31, 2009 compared to the same prior year period. However, our Lexus stores experienced a significant increase in warranty revenue, improving $3.2 million, or 148.7%, over the same prior year period due to a recall that began in February 2009.

Excluding the effect of one additional selling day in the first quarter of 2008 versus the first quarter of 2009, our fixed operations gross profit decreased $3.8 million, or 3.0%. Gross margin rates for parts, service and collision repair for the first quarter ended March 31, 2009 declined over the comparative prior year period primarily due to a higher proportion of the sales being comprised of lower margin activities such as standard oil changes and tire sales and a proportionately lower amount of sales of higher margin business such as significant repair and maintenance work. We believe customers are choosing to forego or delay significant elective repair and maintenance work due to the current economic environment.

Finance, Insurance and Other (“F&I”)

Our reported and same store F&I results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$44,841	$31,971	$(12,870)	(28.7%)
Gross profit per retail unit (excluding fleet)	$1,124	$1,000	$(124)	(11.0%)

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$43,360	$31,068	$(12,292)	(28.3%)
Gross profit per retail unit (excluding fleet)	$1,087	$975	$(112)	(10.3%)

F&I revenue decreased in the first quarter ended March 31, 2009 primarily due to a decrease in total retail unit sales (excluding fleet) of 8,040 units, or 20.2%, and a decline in penetration rates, especially used vehicles finance contracts. Furthermore, F&I gross profit per retail unit decreased primarily due to a decrease in gross profit per finance contract as a result of less finance contract income from commercial banks. Finance revenues and penetration rates may come under pressure during the remainder of 2009 in the event manufacturers offer attractive financing rates from their captive finance affiliates.

Selling, General and Administrative Expenses (“SG&A”)

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our SG&A reported results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
(in thousands)	2008	2009	Change		% Change
Reported Expense:
Compensation	$116,001	$102,633	$13,368		11.5%
Advertising	13,644	9,498	4,146		30.4%
Rent and Rent Related	31,327	31,305	22		0.1%
Other	43,703	38,099	5,604		12.8%

Total	$204,675	$181,535	$23,140		11.3%

Gross profit as a % of revenue
Compensation	44.7%	47.0%	(230	)bps
Advertising	5.3%	4.4%	90	bps
Rent and Rent Related	12.1%	14.3%	(220	)bps
Other	16.9%	17.5%	(60	)bps

Total	79.0%	83.2%	(420	)bps

The decrease in overall SG&A expense can largely be attributed to lower overall retail activity and strategic cost cutting efforts in advertising, compensation and other costs that were implemented due to the downturn of the economic environment. SG&A expenses as a percentage of gross profit increased due to lower overall gross profit levels and the fixed nature of certain expenses.

The unfavorable increase in compensation expense as a percentage of gross profit is primarily due to overall compressed gross profit caused by the recent downturn in the economic environment and the fixed nature of certain compensation expenses.

Total advertising costs were lower versus the same prior year period due to adjustments in advertising volume in response to the soft operating environment. In addition, we continue to shift our advertising strategy away from traditional media and more towards internet and other outlets.

Rent and rent related expenses increased as a percentage of gross profit primarily due to the overall declines in gross profit due to the slow sales environment.

Although other SG&A expenses declined in the first quarter ended March 31, 2009, expense levels were impacted by approximately $2.0 million of legal and other costs associated with our debt restructuring efforts.

Depreciation and Amortization

Reported depreciation and amortization expense increased $1.1 million, or 15.8%, in the first quarter ended March 31, 2009 as compared to the same period last year. This increase was due to our strategic shift to continue to own and hold more dealership properties.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles decreased approximately $5.9 million, or 59.1%, in the first quarter ended March 31, 2009 compared to the first quarter ended March 31, 2008. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships was 2.1% for the first quarter ended March 31, 2009, compared to 4.9% for the first quarter ended March 31, 2008, which decreased interest expense by approximately $5.6 million. In addition, during the first quarter ended March 31, 2009, the average floor plan balance for new vehicles decreased by approximately $54.1 million, resulting in a decrease in interest expense of approximately $0.3 million compared to the first quarter ended March 31, 2008. The benefit of lower interest rates were primarily resulting from lower LIBOR rates which affect our floor plan financing rates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Interest expense, floor plan for used vehicles decreased approximately $0.9 million, or 78.8%, in the first quarter ended March 31, 2009 compared to the first quarter ended March 31, 2008. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the first quarter ended March 31, 2009 and March 31, 2008 of $0.1 million and $0.3 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 1.8% for the first quarter ended March 31, 2009, compared to 5.1% for the first quarter ended March 31, 2008, which decreased interest expense by approximately $0.9 million. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships decreased approximately $47.9 million in the first quarter ended March 31, 2009 compared to the first quarter ended March 31, 2008, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.2 million.

Interest Expense, FSP APB 14-1

See Note 1 to the accompanying notes to financial statements which discusses the adoption of FSP ABP 14-1. Interest expense of approximately $2.6 million in each of the quarters ended March 31, 2008 and 2009 represent the non-cash amortization of the debt discount recorded as a result of adoption of FSP APB 14-1. We expect to recognize similar amounts of this non-cash expense in future quarters as the discount recorded related to adopting FSP APB 14-1 is amortized.

Interest Expense, Other

The change in interest expense, other, between the first quarters ended March 31, 2008 and 2009 is summarized in the table below:

First Quarter Ended March 31, 2009
(dollars in millions)	Increase / (Decrease) in Interest Expense, Other
Interest Rates –
- Decrease in interest rates	(0.6)
Debt balances –
- Increase in debt balances	0.9
Other factors –
- Decrease in capitalized interest	0.1
- Incremental interest expense related to variable to fixed rate swaps	6.0
- Incremental interest expense related to fixed to variable rate swaps	0.2
- Higher interest allocation to discontinued operations	(2.1)
- Other	(0.4)

$4.1

Income Taxes

The overall effective tax rate from continuing operations was 45.0% and 40.0% for the first quarter ended March 31, 2009 and 2008, respectively. The effective rate for the first quarter of 2009 was higher than the prior year first quarter due to the effect of certain states’ method of taxation (gross receipts tax) and the shift in the distribution of taxable income between states in which we operate. We expect the effective tax rate for continuing operations in future periods to fall within a range of 43% to 48%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Discontinued Operations

The pre-tax losses from operations and the sale of discontinued franchises were as follows:

	(dollars in thousands)
	First Quarter Ended March 31,
	2008	2009
Income / (loss) from operations	$1,628	$(661)
Gain (loss) on disposal of franchises	488	(81)
Lease exit charges	(1,020)	(782)
Property impairment charges	(466)	(155)
Goodwill impairment charges	—	(1,399)
Favorable lease asset impairment charges	(1,903)	—

Pre-tax loss	$(1,273)	$(3,078)

Total Revenues	$438,006	$265,396

During the first quarter ended March 31, 2009, Sonic determined that a portion of the goodwill allocated to franchises held for sale was not recoverable based on asset disposal agreements entered into during the first quarter ended March 31, 2009. Accordingly, Sonic recorded a goodwill impairment charge of $1.4 million in discontinued operations for the first quarter ended March 31, 2009, which represented the difference between estimated proceeds and recorded balances.

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

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries and are dependent to a substantial degree on the results of operations of these subsidiaries. Uncertainties in the economic environment have severely and negatively affected our overall liquidity. In the first quarter ended March 31, 2009, our liquidity continued to be negatively affected by the downturn in the overall economy and particularly the severe downturn experienced in the automotive retail industry that began in the second half of 2008 and continued into 2009. For the first quarter ended March 31, 2008, the average SAAR (Seasonally Adjusted Annual Rate) of new vehicle sales was 15.2 million units compared to 9.5 million units for the first quarter ended March 31, 2009. The annual average SAAR since 1990 was 15.5 million units compared to 13.2 million units for the year 2008. At the current level of SAAR, we believe we will continue to be able to generate positive adjusted cash flows from operations (defined as cash flows from operating activities, net of net borrowings on notes payable floor plan – non-trade, which is included in cash flows from financing activities) in the foreseeable future. In the first quarter of 2009, adjusted cash flows from operating activities provided cash of $6.7 million.

Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material adverse impact on our operations and overall liquidity.

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 2.2% and 4.9% for the first quarter ended March 31, 2009 and March 31, 2008, respectively. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the particular vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of March 31, 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The weighted average interest rate for our used vehicle floor plan facility (for which interest expense is allocated to continuing and discontinued operations) was 1.8% and 5.1% for the first quarter ended March 31, 2009 and March 31, 2008, respectively.

We expect interest expense related to floor plan financing to increase in the future as a result of recent amendments to our 2006 Credit Facility and our expectation that manufacturer captive finance entities may also increase interest rates charged related to new vehicle inventory floor plan facilities.

Long-Term Debt and Credit Facilities

See Note 6, “Long-Term Debt” in the notes to the accompanying unaudited financial statements for a discussion of amendments to the 2006 Credit Facility, the repayment of the 5.25% Convertible Notes with the issuance of 6.00% Convertible Notes, cash payments and issuance of Class A common stock. Also see Note 6 for discussions of compliance with debt covenants.

Capital Expenditures

Our capital expenditures generally include purchases of land, the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first quarter ended March 31, 2009 were approximately $20.4 million. All of the $20.4 million used for capital expenditures related to the completion of construction and improvement projects to our dealerships which were underway at the end of 2008. As of March 31, 2009, contractual commitments to contractors for facilities construction projects totaled approximately $49.1 million.

Capital expenditures were lower in the first quarter ended March 31, 2009 than historical activity due to our strategy of reducing expenditures to minimum levels in 2009. Furthermore, we do not anticipate significant refurbishment projects of dealership properties to occur beyond those already underway at the end of the first quarter ended March 31, 2009. Our capital expenditure activity in the future will be limited under the terms of the 2006 Credit Facility.

Stock Repurchase Program

As of March 31, 2009, pursuant to previous authorizations from our Board of Directors, we had approximately $44.7 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. Due to current economic conditions and liquidity concerns, we have curtailed our stock repurchase activities and do not anticipate significant activity during 2009. Share repurchases and the payment of dividends are expressly prohibited by the latest amendment to our 2006 Credit Facility and under the terms of our 6.00% Convertible Notes.

Dividends

During the first quarter ended March 31, 2009, our recurring quarterly dividend program was suspended. Share repurchases and the payment of dividends are expressly prohibited by the latest amendment to our 2006 Credit Facility and under the terms of our 6.00% Convertible Notes.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Cash Flows

For the first quarter ended March 31, 2009, net cash provided by operating activities was approximately $166.9 million. This provision of cash was comprised primarily of cash inflows related to reductions in inventories and accounts receivable, partially offset by a decrease in notes payable – floor plan – trade. Net cash used in investing activities during the first quarter ended March 31, 2009 was approximately $20.0 million. This use of cash was primarily comprised of cash outflows used for purchases of property and equipment. Net cash used in financing activities for the first quarter ended March 31, 2009 was approximately $153.2 million, comprised mostly of the decrease in notes payable – floor plan – trade and the settlement of cash flow swaps partially offset by an increase in net borrowings under the 2006 Credit Facility.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of $10.7 million and $6.7 million for the first quarter ended March 31, 2008 and 2009, respectively.

Guarantees and Indemnifications

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. See Note 9 in the accompanying notes to financial statements.

Future Liquidity Outlook

See Notes 1 and 6 of the notes to the accompanying unaudited financial statements for a discussion of the full satisfaction of our obligation under the 5.25% Convertible Notes through the payment of cash, the issuance of new notes and the issuance of Class A common stock in May 2009.

We continue to explore refinancing options related to our indebtedness with the assistance of a financial advisor. We are evaluating restructuring or refinancing options for the $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010 and our 2006 Credit Facility that matures February 17, 2010. We believe the ultimate resolution of restructuring or refinancing these near-term debt obligations could result in higher interest rates and other terms less favorable to us than our existing debt instruments.

Although we will attempt to restructure or refinance these debt obligations, we cannot assure our investors that we will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about our ability to continue as a going concern. If we are unable to restructure these upcoming debt maturities, we may not be able to continue our operations, may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.

We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2006 Credit Facility, selected dealership and other asset sales and our ability to raise funds in the capital markets. We are currently restricted in borrowing under the 2006 Credit Facility to borrowings for ordinary course of business operating expenses. Continued uncertainties in the economic environment, the lack of availability of consumer credit, and uncertainty regarding the domestic automotive manufacturers will affect our ability to generate cash from operations as well as our ability to raise funds in the capital markets. In addition to actions already taken such as cost reductions, eliminating share repurchases and suspending our dividend, we will attempt to further mitigate the impact of declines in cash flow from operations by suspending our acquisition activities, increasing asset sales and reducing capital expenditures.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

We anticipate having to further amend or refinance the 2006 Credit Facility during 2009 in anticipation of the February 2010 maturity date of the 2006 Credit Facility. To the extent the current economic conditions continue, the interest rates, borrowing capacity and other terms of a new credit agreement may be less favorable than those terms that currently exist.

The table below represents our contractual obligations as of December 31, 2008, taking into consideration the classification effects of the amendments to the 2006 Credit Facility and the restructuring of the 5.25% Convertible Notes on these contractual obligations. The uncertainty related to our compliance with covenants under the 2006 Credit Facility and our ability to restructure our obligations under the 5.25% Convertible Notes required us to classify all of our long-term debt as current as of December 31, 2008 due to the cross default provisions governing our other indebtedness. However, as a result of the amendments to the 2006 Credit Facility and the restructuring of the 5.25% Convertible Notes in May 2009, the long-term debt balances as of March 31, 2009 are classified in the accompanying unaudited balance sheet based on the debt’s stated maturity. Accordingly, the contractual obligations table below schedules out our December 31, 2008 contractual obligations as if the December 31, 2008 balances of long-term debt were classified in the December 31, 2008 balance sheet based on stated maturities rather than all of our long-term debt being classified as current.

	(Amounts in thousands)
	2009	2010	2011	2012	2013	Thereafter	Total
Floor Plan Facilities (1)	$1,120,505	$—	$—	$—	$—	$—	$1,120,505
Long-Term Debt (2)	112,110	237,075	8,030	8,380	287,614	98,128	751,337
Letters of Credit	64,480	—	—	—	—	—	64,480
Estimated Interest Payments on Floor Plan Facilities (3)	7,931	—	—	—	—	—	7,931
Estimated Interest Payments on Long-Term Debt (4)	68,704	62,029	52,721	39,944	22,315	42,828	288,541
Operating Leases (Net of Sublease Rentals)	118,333	109,684	100,465	97,246	91,238	515,945	1,032,911
Construction Contracts	56,851	—	—	—	—	—	56,851
Other Purchase Obligations (5)	11,424	12,725	11,225	3,960	2,640	—	41,974
FIN 48 Liability (6)	500	—	—	—	—	22,745	23,245

Total	$1,560,838	$421,513	$172,441	$149,530	$403,807	$679,646	$3,387,775

(1)	Floor plan facilities include amounts classified as liabilities associated with assets held for sale.

(2)	Amounts represent scheduled maturities of long-term debt as of December 31, 2008 in future years. In our Annual Report on Form 10-K the entire balance of $751.3 million was presented as a 2009 maturity due to the uncertainty related to restructuring the 5.25% Convertible Notes and future compliance with debt covenants.

(3)	Floor plan facilities balances (including amounts classified as liabilities associated with assets held for sale) are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2008 floor plan facilities balance, the weighted average interest rate for the fourth quarter of 2008 of 4.3% and the assumption that floor plan facilities balances at December 31, 2008 would be relieved within sixty days in connection with the sale of the associated vehicle inventory.

(4)	In amounts presented in our Annual Report on Form 10-K, estimated interest payments related to long-term debt were only listed for 2009 due to the current classification of the entire long-term debt balance. Amounts presented above reflect the expectation that interest payments will be made consistent with the maturities listed above in the row labeled “Long-Term Debt”.

(5)	Other Purchase Obligations include contracts for office supplies, utilities, and various other items or services.

(6)	Amount represents recorded liability, including interest and penalties, related to FIN 48. See Notes 1 and 7 to Consolidated Financial Statements in our Annual Report on Form 10-K as of December 31, 2008.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Off-Balance Sheet Arrangements

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our off-balance sheet arrangements.

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

Interest Rate Risk

Our variable rate notes payable–floor plan, 2006 Credit Facility (as defined in our Annual Report on Form 10-K for the year ended December 31, 2008) borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $665.0 million at March 31, 2009. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $1.5 million in the first quarter ended March 31, 2009. Of the total change in interest expense, approximately $1.3 million would have resulted from notes payable–floor plan.

In addition to our variable rate debt, as of March 31, 2009, approximately 19% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

During the first quarter ended March 31, 2009, we settled two of our cash flow swaps with notional values totaling $200.0 million. The swaps were settled with a net settlement payment by us of approximately $16.5 million. This settlement loss was deferred and will be amortized into earnings through interest expense over the swaps’ initial remaining term.

At the end of the first quarter ended March 31, 2009, the following interest rate swaps were outstanding:

Notional	Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$ 4.0	7.100%	one-month LIBOR	July 10, 2017
$ 25.0	5.160%	one-month LIBOR	September 1, 2012
$ 15.0	4.965%	one-month LIBOR	September 1, 2012
$ 25.0	4.885%	one-month LIBOR	October 1, 2012
$ 12.4	4.655%	one-month LIBOR	December 10, 2017
$ 9.2	6.860%	one-month LIBOR	August 1, 2017
$ 7.6	4.330%	one-month LIBOR	July 1, 2013

(1)	One-month LIBOR was 0.501% at March 31, 2009.

All cash flow swaps (fixed pay rate and variable receive rate), with the exception of the swap with a notional amount of $9.2 million, have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the swaps are recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The cash flow swap with a notional amount of $9.2 million was not designated as a hedging instrument and therefore changes in the fair value of this swap are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. The gain recognized related to this swap that was not designated as a hedging instrument for the first quarter ended March 31, 2009 was $2.4 million.

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

In addition to the information below and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

If we do not restructure or obtain additional financing to satisfy our substantial debt obligations, we may not be able to continue as a going concern or we may be unable to avoid filing for bankruptcy protection.

On May 7, 2009, we completed a restructuring of our 5.25% convertible senior subordinated notes that matured on May 7, 2009 (the “5.25% Convertible Notes”). In conjunction with this restructuring, we paid cash of approximately $15.7 million, issued $85.6 million in 6.00% senior secured second lien convertible notes due 2012 in two series (i.e., Series A and Series B) (the “6.00% Convertible Notes”) and issued 860,723 shares of Class A common stock to holders of our 5.25% Convertible Notes to satisfy our obligations under the 5.25% Convertible Notes. In addition, we executed an amendment to our revolving credit facility with Bank of America, NA, as administrative agent, and a syndicate of commercial banks and commercial finance entities (the “2006 Credit Facility”) which, among other things, permanently removes the requirement for us to deliver to the administrative agent under the 2006 Credit Facility an opinion of our independent registered public accounting firm with respect to our fiscal year ended December 31, 2008 without any “going concern” or like qualification. The amendment to the 2006 Credit Facility and a description of the 6.00% Convertible Notes are discussed further in Note 6 of the notes to the accompanying unaudited financial statements. Also in conjunction with the restructuring, we sold, in a private placement primarily to certain of our officers, directors and management employees, 487,796 shares of our Class A common stock at a price of $5.74 per share. We have agreed to register the shares sold primarily to certain of our officers, directors and management employees upon request.

We continue to explore options related to our other debt obligations with the assistance of a financial advisor. We are evaluating restructuring options for $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010 and our 2006 Credit Facility that matures February 17, 2010. Although we will attempt to restructure these debt obligations to avoid events of default under one or more of these arrangements, we cannot assure our investors that we will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about our ability to continue as a going concern. If we are unable to restructure these upcoming debt maturities, we may not be able to continue our operations, may be unable to avoid filing for bankruptcy protection and/or have an involuntary bankruptcy case filed against us.

Adverse conditions affecting one or more key manufacturers may negatively impact our profitability.

On April 30, 2009, Chrysler LLC filed for bankruptcy protection and submitted a plan of reorganization. As of April 30, 2009, we owned nine Chrysler franchises located at three dealerships. As a result of the bankruptcy filing, we may be required to record impairment charges related to related lease obligations, fixed assets, accounts receivable and inventory. Currently, we cannot estimate the effect this bankruptcy filing may have on our financial results and condition.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

General Motors has been provided government assistance and may require additional governmental assistance in 2009 to avoid seeking bankruptcy protection. In addition, there can be no assurances that Ford will not need government assistance in the future to continue its operations. Each of these manufacturers would need debtor-in-possession financing to emerge from bankruptcy which may be challenging to obtain without additional assistance from the government. The bankruptcy of General Motors or Ford could have a material adverse impact on our financial results and condition. In the event a manufacturer enters bankruptcy protection, we may be required to record impairment charges related to related franchise assets, fixed assets, accounts receivable and inventory. At March 31, 2009, we had recorded the following related to these domestic manufacturers:

(dollars in millions) March 31, 2009
General Motors
New Vehicle Inventory	$131.6
Parts Inventory	11.5
Factory Receivables	7.2
Property and Equipment, net	24.6
Franchise Assets	17.2
Ford (including Volvo)
New Vehicle Inventory	75.9
Parts Inventory	4.3
Factory Receivables	3.7
Property and Equipment, net	9.4
Franchise Assets	2.2
Chrysler
New Vehicle Inventory	12.5
Parts Inventory	1.3
Factory Receivables	0.5
Property and Equipment, net	1.5
Franchise Assets	—

In addition additional goodwill impairment charges related to our single reporting unit or impairment charges related to our operating lease arrangements may also be necessary. These events may affect our ability to remain in compliance with the financial covenants under our debt and operating leases agreements.

In addition, we rely on the manufacturer captive finance companies associated with these domestic manufacturers for new vehicle floor plan financing. The bankruptcy of any of these domestic manufacturers could result in an attempt by the related captive finance company to terminate our floor plan financing, which would have a material adverse impact on our operations and liquidity. Also, in the event of bankruptcy, there can be no assurances that warranties provided by the domestic manufacturers will be honored, that parts and services will be available to repair and maintain vehicles or that consumer demand for new vehicle from these manufacturers will not be negatively affected. For additional information regarding the risks associated with a manufacturer bankruptcy, please refer to the risk factor “Adverse conditions affecting one or more key manufacturers may negatively impact our profitability” in our Annual Report on Form 10-K for the year ended December 31, 2008.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended March 31, 2009:

	(in thousands, except price per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2009	0	$—	0	$44,684
February 2009	0	$—	0	$44,684
March 2009	18	$1.68	18	$44,654

Total	18	$—	18	$44,654

(1)	Shares repurchased were a result of the delivery of shares by employees and officers in satisfaction of withholding tax obligations upon vesting of restricted stock and restricted stock units.

(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

Share repurchases and the payment of dividends are expressly prohibited by the latest amendment to our 2006 Credit Facility and under the terms of our 6.00% Convertible Notes.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6:	Exhibits.

(a) Exhibits:

Exhibit No.	Description

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	(A) Limited Short-Term Amendment to Credit Agreement Until May 4, 2009 and (B) Amendment No. 4 to Credit Agreement and Consolidated Amendment to Other Loan Documents dated March 31, 2009

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of this Form 10-Q and elsewhere in this report, as well as:

•	the number of new and used cars sold in the United States generally, and as compared to our expectations and the expectations of the market;

•

our ability to generate sufficient cash flows or obtain additional financing to refinance existing debt and to fund acquisitions, capital expenditures, our share repurchase program, dividends on our Common Stock and general operating activities;

•

the reputation and financial condition of vehicle manufacturers whose brands we represent, the terms of any bailout of any such manufacturer by the U.S. government or other government and the success or failure of such a bailout, the financial incentives vehicle manufacturers offer and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	the terms of any refinancing of our existing indebtedness;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire;

•	the timing of and our ability to generate liquidity through asset dispositions, as well as the timing of our ability to successfully integrate recent and potential future acquisitions; and

•	the rate and timing of overall economic recovery or additional decline.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: May 8, 2009	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: May 8, 2009	By:	/s/ David P. Cosper
David P. Cosper
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	(A) Limited Short-Term Amendment to Credit Agreement Until May 4, 2009 and (B) Amendment No. 4 to Credit Agreement and Consolidated Amendment to Other Loan Documents dated March 31, 2009

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002