Form 10-Q
period 2009-06-30
SONIC AUTOMOTIVE INC
filed 2009-08-10
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such file).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2009, there were 29,488,519 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands except per share amounts)

(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues:
New vehicles	$1,059,486	$706,171	$2,036,415	$1,344,279
Used vehicles	346,650	361,452	686,748	668,944
Wholesale vehicles	74,835	30,685	151,383	64,257

Total vehicles	1,480,971	1,098,308	2,874,546	2,077,480
Parts, service and collision repair	266,484	257,751	531,061	512,631
Finance, insurance and other	49,145	36,552	96,096	69,361

Total revenues	1,796,600	1,392,611	3,501,703	2,659,472
Cost of Sales:
New vehicles	(987,872)	(658,014)	(1,898,715)	(1,252,395)
Used vehicles	(315,933)	(332,612)	(624,435)	(611,515)
Wholesale vehicles	(76,582)	(32,006)	(154,168)	(65,737)

Total vehicles	(1,380,387)	(1,022,632)	(2,677,318)	(1,929,647)
Parts, service and collision repair	(133,855)	(128,145)	(267,397)	(257,567)

Total cost of sales	(1,514,242)	(1,150,777)	(2,944,715)	(2,187,214)
Gross profit	282,358	241,834	556,988	472,258
Selling, general and administrative expenses	(219,622)	(192,753)	(436,386)	(385,139)
Impairment charges	(116)	(3,793)	(333)	(3,825)
Depreciation and amortization	(8,270)	(8,806)	(15,277)	(16,444)

Operating income	54,350	36,482	104,992	66,850
Other income / (expense):
Interest expense, floor plan	(10,535)	(5,156)	(22,603)	(10,045)
Non-cash interest expense, convertible debt	(2,656)	(3,643)	(5,294)	(6,262)
Interest expense, other, net	(13,804)	(22,122)	(24,944)	(38,190)
Other income, net	30	20	94	63

Total other expense	(26,965)	(30,901)	(52,747)	(54,434)

Income from continuing operations before taxes	27,385	5,581	52,245	12,416
Income tax provision	(10,954)	(2,512)	(20,898)	(5,587)

Income from continuing operations	16,431	3,069	31,347	6,829
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(9,796)	(4,168)	(12,702)	(6,833)
Income tax (provision) benefit	2,582	1,125	3,197	1,708

Loss from discontinued operations	(7,214)	(3,043)	(9,505)	(5,125)

Net income	$9,217	$26	$21,842	$1,704

Basic earnings per share:
Earnings per share from continuing operations	$0.40	$0.07	$0.76	$0.17
Loss per share from discontinued operations	(0.18)	(0.07)	(0.23)	(0.13)

Earnings per share	$0.22	$—	$0.53	$0.04

Weighted average common shares outstanding	40,432	40,968	40,603	40,536

Diluted earnings per share:
Earnings per share from continuing operations	$0.40	$0.07	$0.75	$0.17
Loss per share from discontinued operations	(0.18)	(0.07)	(0.23)	(0.13)

Earnings per share	$0.22	$—	$0.52	$0.04

Weighted average common shares outstanding	40,645	41,604	40,857	40,974

Dividends declared per common share	$0.12	$—	$0.24	$—

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2008 (1)	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,971	$5,163
Receivables, net	247,025	185,473
Inventories	916,837	790,101
Assets held for sale	406,576	203,577
Other current assets	16,822	22,037

Total Current Assets	1,594,231	1,206,351
Property and Equipment, net	369,892	379,033
Goodwill	327,007	402,999
Other Intangible Assets, net	82,328	80,100
Other Assets	32,087	31,462

Total Assets	$2,405,545	$2,099,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$208,438	$192,426
Notes payable - floor plan - non-trade	712,585	562,326
Trade accounts payable	53,215	52,095
Accrued interest	17,096	15,174
Other accrued liabilities	207,627	146,365
Liabilities associated with assets held for sale - trade	65,405	30,404
Liabilities associated with assets held for sale - non-trade	134,077	49,113
Current maturities of long-term debt	738,447	87,420

Total Current Liabilities	2,136,890	1,135,323
Long-Term Debt	—	644,260
Other Long-Term Liabilities	71,132	99,823
Commitments and Contingencies Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 42,922,557 shares issued and 28,063,141 shares outstanding at December 31, 2008; 44,375,835 shares issued and 29,488,518 shares outstanding at June 30, 2009	429	444
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,400,000 shares issued and 12,029,375 shares outstanding at December 31, 2008 and June 30, 2009	121	121
Paid-in capital	537,023	546,301
Accumulated deficit	(66,900)	(65,027)
Accumulated other comprehensive income	(36,636)	(24,725)
Treasury stock, at cost (14,859,416 Class A shares held at December 31, 2008 and 14,887,317 Class A shares held at June 30, 2009)	(236,514)	(236,575)

Total Stockholders’ Equity	197,523	220,539

Total Liabilities and Stockholders’ Equity	$2,405,545	$2,099,945

(1)	Restated for the adoption effects of FSP APB 14-1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2008	42,923	$429	12,029	$121	$502,985	$(40,597)	$(236,514)	$(36,635)	$189,789
FSP APB 14-1 adoption	—	—	—	—	34,038	(26,303)	—	—	7,735

BALANCE AT DECEMBER 31, 2008(1)	42,923	429	12,029	121	537,023	(66,900)	(236,514)	(36,635)	197,524
Shares awarded under stock compensation plans	104	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(61)	—	(61)	—
Income tax benefit associated with convertible note hedge	—	—	—	—	1,157	—	—	—	1,157	—
Fair value of interest rate swap agreements, net of tax expense of $7,300	—	—	—	—	—	—	—	11,910	11,910	11,910
Issuance of Common Stock related to debt refinance	1,349	14	—	—	6,734	—	—	—	6,748	6,748
Stock-based compensation expense	—	—	—	—	296	—	—	—	296	—
Restricted stock amortization, net of forfeitures	—	—	—	—	1,092	—	—	—	1,092	—
Net income	—	—	—	—	—	1,704	—	—	1,704	1,704
Other	—	1	—	—	(1)	169	—	—	169	—

BALANCE AT JUNE 30, 2009	44,376	$444	12,029	$121	$546,301	$(65,027)	$(236,575)	$(24,725)	$220,539	$20,362

(1)	Restated for the adoption effects of FSP APB 14-1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008 (1)	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,842	$1,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	17,369	16,562
Provision for bad debt expense	1,260	678
Other amortization	655	828
Debt issuance cost amortization	583	7,326
Debt discount amortization, net of premium amortization	5,778	6,545
Stock - based compensation expense	1,779	296
Amortization of restricted stock	2,448	1,202
Restricted stock forfeiture	(82)	(110)
Deferred income taxes	(3,693)	(2,422)
Equity interest in earnings of investees	(220)	(328)
Asset impairment charges	8,591	8,495
(Gain) Loss on disposal of franchises and property and equipment	2,645	(194)
Loss on exit of leased dealerships	1,647	2,085
Derivative fair value adjustments	—	100
Changes in assets and liabilities that relate to operations:
Receivables	66,309	46,799
Inventories	(77,514)	225,230
Other assets	(9,147)	(30,245)
Notes payable - floor plan - trade	23,190	(51,013)
Trade accounts payable and other liabilities	(13,276)	31,815

Total adjustments	28,322	263,649

Net cash provided by operating activities	50,164	265,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(22,728)	—
Purchases of property and equipment	(103,382)	(28,046)
Proceeds from sales of property and equipment	623	1,951
Proceeds from sale of franchises	24,004	20,677
Distributions from equity investees	600	300

Net cash used in investing activities	(100,883)	(5,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable floor plan - non-trade	11,093	(235,223)
Borrowings on revolving credit facilities	540,229	431,719
Repayments on revolving credit facilities	(495,561)	(422,550)
Proceeds from long-term debt	17,763	—
Payments on long-term debt	(1,801)	(18,534)
Settlement of cash flow swaps	—	(16,454)
Purchases of treasury stock	(24,053)	(61)
Income tax benefit associated with stock compensation plans	1,195	—
Income tax benefit associated with convertible hedge	1,062	1,157
Issuance of shares under stock compensation plans	5,147	—
Issuance of common stock related to private placement	—	2,800
Dividends paid	(9,488)	(4,897)

Net cash provided by / (used in) financing activities	45,586	(262,043)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,133)	(1,808)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,514	6,971

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,381	$5,163

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax (benefit) / expense of $(50) and $7,300 for the six month period ended June 30, 2008 and 2009, respectively)	$(82)	$11,910
Issuance of shares related to debt refinance	$—	$3,948
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of amount capitalized	$63,353	$53,477
Income taxes	$11,917	$(21,820)

(1)	Restated for the adoption effects of FSP APB 14-1

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial information for the second quarter and six-month periods ended June 30, 2008 and 2009 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2008, which were included in Sonic’s Current Report on Form 8-K dated May 28, 2009.

Recent Developments – On June 1, 2009, General Motors Corp. and certain of its subsidiaries (“General Motors”) filed for Chapter 11 bankruptcy protection. As of June 30, 2009, Sonic operated 33 General Motors franchises (under the Cadillac, Chevrolet, Hummer, Saab, Buick and Saturn nameplates) at 26 physical dealerships. Six of Sonic’s General Motors dealerships, representing twelve franchises, including three Hummer franchises at multi-franchise dealerships, two Saab franchises at multi-franchise dealerships and one additional General Motors franchise at a multi-franchise dealership received letters stating that the franchise agreements between General Motors and Sonic will not be continued by General Motors on a long-term basis. Subject to bankruptcy approval, General Motors has offered assistance with winding down the operations of these franchises in exchange for Sonic’s execution of termination agreements. Sonic executed all of the termination agreements. Assistance expected to be received from General Motors totals $3.3 million, none of which was recorded as a receivable from General Motors as of June 30, 2009 due to the uncertainty of bankruptcy court approval and certain conditions required for the payments to occur had not yet been satisfied. The termination agreements provide for the following:

•	The termination of the franchise agreement no earlier than January 1, 2010 and no later than October 31, 2010;

•	The assignment and assumption of the franchise agreement by the purchaser of General Motors’ assets;

•	The payment of financial assistance to the franchisee in installments in connection with the orderly winding down of the franchise operations;

•	The waiver of any other termination assistance of any kind that may have been required under the franchise agreement;

•	The release of claims against General Motors or the purchaser of General Motors’ assets and their related parties;

•

The continuation of franchise operations pursuant to the franchise agreement, as supplemented by the termination agreement, through the effective date of termination of the franchise agreement, except that Sonic shall not be entitled to order any new vehicles from General Motors or the purchaser of General Motors’ assets; and

•	A restriction on Sonic’s ability to transfer the franchise agreement to another party.

For the remaining General Motors franchises, Sonic executed “continuation agreements” which require, among other things, that existing franchise agreements will expire no later than October 31, 2010. In consideration of the execution of the “continuation agreements” General Motors will recommend to the bankruptcy court the continuation or assumption of Sonic’s existing franchise agreements, as amended by the “continuation agreements”. Sonic expects its franchises which executed “continuation agreements” to be renewed on or before October 31, 2010.

With the exception of product liability indemnifications, amounts owed to Sonic through incentive programs, amounts currently owed to Sonic’s franchises under their open accounts with General Motors and warranty claims occurring within 90 days prior to June 1, 2009, all amounts owed to Sonic from General Motors were extinguished as a result of the execution of the termination and continuation agreements. A motion was made by General Motors to the bankruptcy court and the motion was granted by the bankruptcy court allowing General Motors to pay the claims noted above. As a result, Sonic has been receiving payments related to pre-bankruptcy claims and the effect of General Motor’s bankruptcy filing has not had a material effect on Sonic’s recorded receivable balances as of June 30, 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As Sonic’s operations at the affected franchises that will not be renewed wind down, Sonic may be required to accelerate depreciation expenses and record impairment charges related to, but not limited to, lease obligations, fixed assets, franchise assets, accounts receivable and inventory.

On June 2, 2009, General Motors announced that Chinese equipment manufacturer Sichuan Tengzhong Heavy Industrial Machinery Co. (“STHIMC”) will buy its Hummer brand. As of June 30, 2009, Sonic operated three Hummer franchises at three dealership locations. It is uncertain whether STHIMC will continue supporting the Hummer brand or whether STHIMC’s ownership of the Hummer brand will have a positive or negative impact on Sonic’s Hummer franchises’ operations.

On June 5, 2009, General Motors announced that Penske Automotive Group (PAG) will buy its Saturn brand. As of June 5, 2009, Sonic operated one Saturn franchise at one dealership location. It is uncertain whether PAG will continue supporting the Saturn brand or whether PAG’s ownership of the Saturn brand will have a positive or negative impact on Sonic’s Saturn franchise’s operations.

On July 10, 2009, General Motors emerged from bankruptcy as the new General Motors Company, with the former General Motors Corp. henceforth known as Motors Liquidation Company. With the exception of the sale of the Hummer and Saturn brands discussed above, the new General Motors expects to continue its current brand portfolio going forward, however, discontinuation or sale of additional brands in the future could have an uncertain impact on Sonic’s operations.

On April 30, 2009, Chrysler LLC filed for bankruptcy protection and submitted a plan of reorganization. On June 10, 2009, Fiat SpA purchased a substantial portion of Chrysler’s assets which include rights related to Sonic’s franchise agreements. As of June 30, 2009, Sonic owned six Chrysler franchises at two dealership locations. It is uncertain whether Fiat will continue supporting the Chrysler brand or whether Fiat’s ownership of the Chrysler brand will have a positive or negative impact on Sonic’s Chrysler franchises’ operations. In conjunction with Chrysler’s reorganization efforts in the second quarter of 2009, three franchise agreements associated with one of Sonic’s dealership locations were terminated. The result of these franchise terminations was not material to Sonic’s results of operations, balance sheet or cash flows for the second quarter ended June 30, 2009.

Results of operations of the General Motors franchises that received termination letters are classified in continuing operations and will continue to be classified in continuing operations until the related business operations are wound down. Revenues associated with the General Motors franchises that received termination letters for the second quarter ended June 30, 2008 and 2009 were approximately $42.8 million and $28.9 million, respectively. Revenues associated with the General Motors franchises that received termination letters for the six-month periods ended June 30, 2008 and 2009 were approximately $91.2 million and $59.8 million, respectively.

Reclassifications – The statement of income for the second quarter and six-month period ended June 30, 2008 reflects the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to June 30, 2008. The statement of income for the second quarter and six-month period ended June 30, 2008 also reflects the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of June 30, 2008 but which Sonic has decided to retain and operate as of June 30, 2009.

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

The provisions of FSP APB 14-1 apply to Sonic’s 4.25% Convertible Senior Subordinated Notes due 2015 (the “4.25% Convertible Notes”) and 5.25% Senior Subordinated Convertible Notes due May 2009 (the “5.25% Convertible Notes”). In conjunction with the adoption of FSP APB 14-1, Sonic estimated the nonconvertible borrowing rates related to its 4.25% Convertible Notes and 5.25% Convertible Notes to be 8.0% and 10.0%, respectively. Accordingly, the fair value of the equity component of the 4.25% Convertible Notes was $25.1 million ($15.1 million, net of tax) at the date of issuance of the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.25% Convertible Notes and the fair value of the equity component of the 5.25% Convertible Notes was $31.6 million ($19.0 million, net of tax) at the date of the issuance of the 5.25% Convertible Notes. FSP ABP 14-1 requires retrospective treatment of its provisions to all periods presented. Therefore, previously reported balances (prior to January 1, 2009), have been adjusted to effectively record a debt discount equal to the fair value of the equity component, a deferred tax liability for the tax effect of the recorded debt discount and an increase to paid-in capital for the tax-effected fair value of the equity component as of the date of issuance of the underlying notes. Previously reported balances have also been adjusted to provide for the amortization of the debt discount through interest expense and the associated decrease in the deferred tax liability recorded through income tax expense.

As of December 31, 2008, the unamortized debt discount associated with FSP APB 14-1 related to the 4.25% Convertible Notes and the 5.25% Convertible Notes was $10.8 million and $2.1 million, respectively. As of June 30, 2009, the unamortized debt discount associated with FSP APB 14-1 related to the 4.25% Convertible Notes was $8.2 million, and the debt discount associated with the 5.25% Convertible Notes had been fully amortized as a result of the restructuring of the notes on May 7, 2009. The unamortized discount at June 30, 2009 will be amortized through interest expense into earnings over the remaining expected term of the convertible notes, which is through November 2010 for the 4.25% Convertible Notes. A summary of the effect of applying these provisions on our prior and current period consolidated statements of income is as follows:

	(dollars in thousands)							(dollars in thousands)		(dollars in thousands)
	Twelve Months Ended December 31,							Second Quarter Ended June 30,		Six Month Period Ended June 30,
	2002	2003	2004	2005	2006	2007	2008	2008	2009	2008	2009
Increase in Interest Expense	(2,108)	(3,530)	(3,899)	(4,656)	(9,044)	(9,898)	(10,704)	(1,240)	(1,343)	(2,463)	(2,668)
Tax Benefit	843	1,412	1,560	1,862	3,617	3,959	4,282	496	537	985	1,067
Effect on Net Income	(1,265)	(2,118)	(2,339)	(2,794)	(5,427)	(5,939)	(6,422)	(744)	(806)	(1,478)	(1,601)

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. This FSP is effective for fiscal years beginning after December 31, 2008 and interim periods within those years and requires that all prior period earnings per share disclosures be adjusted retroactively to apply the two-class method of computing earnings per share. The adoption of this standard resulted in no material changes in the prior period or the current year period presentation of earnings per share.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Sonic’s adoption did not have a material impact on its consolidated operating results, financial position or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. Sonic’s adoption of SFAS 141(R) and SFAS 160 did not materially impact its consolidated operating results, financial position and cash flows.

Sonic’s adoption of the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008, related to fair value measurements and related disclosures of financial assets and liabilities, did not have a material impact on its financial statements. Sonic’s adoption of the provisions of SFAS 157 related to nonfinancial assets and liabilities on January 1, 2009, affects, among other items, the valuation of goodwill, franchise assets and fixed assets when assessing for impairments and the valuation of assets acquired and liabilities assumed in business combinations. The adoption of the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

required provisions of SFAS 157 did not have a material impact on Sonic’s fair value measurements or its financial statements.

Sonic adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”), in the second quarter of 2009. SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 11 for the related disclosures. The adoption of FAS No. 165 did not have a material impact on Sonic’s financial statements.

Derivative Instruments and Hedging Activities - Sonic utilizes derivative financial instruments to manage its capital structure and interest rate risk. The types of risks hedged are primarily related to the variability of cash flows caused by movements in interest rates. Sonic documents its risk management strategy and assesses hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Condensed Consolidated Balance Sheets. The changes in fair value of the effective portion of “cash flow” hedges are reported as a component of accumulated other comprehensive loss. Amounts in accumulated other comprehensive loss are reclassified to interest expense to the extent the hedge becomes ineffective. Measurements of hedge effectiveness are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which have the exact same critical terms of the defined hedged items. Ineffective portions of these interest rate swaps are reported as a component of interest expense in the accompanying Condensed Consolidated Statements of Income. There was no ineffectiveness resulting from any of our hedging relationships for the second quarter and six-month period ending June 30, 2008 and 2009.

At June 30, 2009, Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these positions at June 30, 2009 was a liability of $27.5 million and the effect is recorded, net of tax of $10.1 million, in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

Notional	Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$ 3.9	7.100%	one-month LIBOR	July 10, 2017
$ 25.0	5.160%	one-month LIBOR	September 1, 2012
$ 15.0	4.965%	one-month LIBOR	September 1, 2012
$ 25.0	4.885%	one-month LIBOR	October 1, 2012
$ 12.2	4.655%	one-month LIBOR	December 10, 2017
$ 9.1	6.860%	one-month LIBOR	August 1, 2017
$ 7.5	4.330%	one-month LIBOR	July 1, 2013

(1)	One-month LIBOR was 0.309% at June 30, 2009.

All the Fixed Swaps, with the exception of one with a notional amount of $9.1 million, have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps have been recorded in accumulated other comprehensive income, net of related income taxes in the Condensed Consolidated Statement of Stockholders’ Equity. The amounts reclassified out of accumulated other comprehensive income into results of operations for the second quarter and six-month period ended June 30, 2008 were $3.2 million and $4.2 million, compared to $6.5 million and $12.9 million for the second quarter and six-month period ended June 30, 2009, respectively. The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through interest expense, other) in the next twelve months is approximately $16.2 million. The effect of the mark-to-market adjustment related to the one swap for which hedge accounting was not applied increased expense by $0.3 million in the second quarter ended June 30, 2009 and decreased expense by $2.1 million in the six-month period ended June 30, 2009. The mark-to-market effect on expense is included in selling general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the May 7, 2009 debt restructuring, Sonic was required to record a derivative liability associated with embedded features in its 6.00% Convertible Notes. These embedded features include a convertible feature and a series of puts (see Note 6 below for a full description of the notes and the embedded features). The derivative liability was originally recorded at fair value of $11.3 million at inception and the fair value at June 30, 2009 was $11.4 million. The change in the fair value of $0.1 million was recorded as a charge to interest expense, other, in the accompanying consolidated statement of income for the quarter ended June 30, 2009.

Operating Lease Accruals – Operating lease accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these operating lease accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2008	$19,882
Lease exit expense	2,085
Payments	(2,583)

Balance, June 30, 2009	$19,384

2. DISCONTINUED OPERATIONS

Dispositions – The operating results of franchises held for sale are included in the loss from discontinued operations in Sonic’s statements of income. Assets to be disposed of in connection with franchises held for sale but not yet sold have been classified in assets held for sale in Sonic’s balance sheets along with other assets held for sale. The major components of assets held for sale consist of the following:

	(dollars in thousands)
	December 31, 2008	June 30, 2009
Inventories	$207,308	$95,703
Property and equipment, net	39,094	32,482
Goodwill	154,940	71,658
Franchise assets	5,234	3,734

Assets held for sale	$406,576	$203,577

Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	(dollars in thousands)
	Second Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Income / (loss) from operations	$369	$(103)	$72	$(114)
Gain (loss) on disposal of franchises	(3,432)	(388)	(2,944)	(469)
Lease exit charges	(784)	(561)	(1,573)	(1,580)
Property impairment charges	(1,649)	(2,042)	(2,054)	(2,197)
Goodwill impairment charges	—	(1,074)	—	(2,473)
Franchise agreement and other impairments	(4,300)	—	(4,300)	—
Favorable lease asset impairment charges	—	—	(1,903)	—

Pre-tax loss	$(9,796)	$(4,168)	$(12,702)	$(6,833)

Total Revenues	$284,532	$177,274	$600,622	$361,204

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease exit charges recorded for the second quarter and six-month period ended June 30, 2008 and 2009 relate to the revision of estimates and establishment of lease exit accruals. The lease exit accruals are calculated by either discounting the remaining lease payments, net of estimated sublease proceeds or estimating the amount necessary to satisfy the lease commitment to the landlord. For a discussion of property impairment charges, see Note 4 and for a discussion of goodwill impairment charges and favorable lease asset impairment charges see Note 5.

Sonic allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the second quarter ended June 30, 2008 and 2009 was $1.7 million and $3.5 million, respectively. Interest allocated to discontinued operations for the six-month period ended June 30, 2008 and 2009 was $3.4 million and $6.3 million, respectively.

3. INVENTORIES

Inventories consist of the following:

	(dollars in thousands)
	December 31, 2008	June 30, 2009
New vehicles	$910,462	$627,827
Used vehicles	87,895	140,858
Parts and accessories	57,057	52,462
Other	68,731	64,657

	$1,124,145	$885,804
Less inventories classified as assets held for sale	(207,308)	(95,703)

Inventories	$916,837	$790,101

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	(dollars in thousands)
	December 31, 2008	June 30, 2009
Land	$63,153	$62,499
Building and improvements	308,530	314,681
Office equipment and fixtures	68,054	72,138
Parts and service equipment	54,577	54,041
Company vehicles	8,700	8,101
Construction in progress	30,989	36,063

Total, at cost	534,003	547,523
Less accumulated depreciation	(125,017)	(136,008)

Subtotal	408,986	411,515
Less assets held for sale	(39,094)	(32,482)

Property and equipment, net	$369,892	$379,033

Property and equipment impairment charges of approximately $3.7 million and $3.9 million were recorded in the second quarter and six-month period ended June 30, 2009. In the second quarter ended June 30, 2009, $2.0 million was included in discontinued operations and $1.7 million was included within impairment charges in the accompanying Condensed Consolidated Statements of Income. Of the $3.9 million recorded in the six-month period ended June 30, 2009, $2.2 million was included in discontinued operations and $1.7 million was included within impairment charges in the accompanying Condensed Consolidated Statements of Income.

Property and equipment impairment charges of approximately $1.8 million and $2.4 million were recorded in the second quarter and six-month period ended June 30, 2008. In the second quarter ended June 30, 2008, $1.7 million was included in discontinued operations and $0.1 million was included in continuing operations in the accompanying Condensed Consolidated Statements of Income. Of the $2.4 million recorded in the six-month period ended June 30, 2008, $2.1 million

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

was included in discontinued operations and $0.3 million was included within impairment charges in the accompanying Condensed Consolidated Statements of Income.

The impairment charges recorded in discontinued operations in all periods were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of associated franchises and recorded values. The impairment charges (all of which relate to dealership franchises to be discontinued in future periods based on notifications from General Motors) recorded in continuing operations during the second quarter and six-month period ended June 30, 2009 were recorded based on Sonic’s belief that the value of the impaired property and equipment would not be recovered through operations or through the ultimate sale of the assets. The impairment charges recorded in continuing operations during the second quarter and six-month period ended June 30, 2008 were recorded based on Sonic’s decision to abandon certain facility construction projects.

5. GOODWILL AND INTANGIBLE ASSETS

	(dollars in thousands)
	Franchise Agreements	Goodwill
Balance, December 31, 2008	$64,701	$327,007
Impairment of import dealerships	—	(1,650)
Impairment of domestic dealerships	(2,100)	(823)
Reductions from sales of franchises	(800)	(4,817)
Reclassification from assets held for sale	1,500	83,282

Balance, June 30, 2009	$63,301	$402,999

During the fourth quarter of 2008, Sonic recorded an estimated goodwill impairment charge of $786.5 million in continuing operations in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. An estimate was recorded because Sonic had not finalized the valuation of certain assets and liabilities that were necessary to complete its evaluation at December 31, 2008. During the first quarter ended March 31, 2009, Sonic completed the valuation of these certain assets and liabilities. Based on the completion of its evaluation of the goodwill impairment charge during the current year no adjustment to the estimate that was recorded at December 31, 2008 was required.

During the second quarter and six-month period ended June 30, 2009, Sonic determined that a portion of the goodwill allocated to franchises held for sale was not recoverable based on estimated proceeds. Accordingly, Sonic recorded a goodwill impairment charge of $1.1 million and $2.5 million in discontinued operations for the second quarter and six-month period ended June 30, 2009, respectively, which represented the difference between estimated proceeds and recorded balances.

In the second quarter ended June 30, 2009, Sonic recorded franchise asset impairment charges of $2.1 million within continuing operations. The impairment charges were recorded based on management’s estimate that the recorded values would not be recoverable either through operating cash flows or through an eventual sale of the franchise. These impairment charges recorded in continuing operations relate to dealership franchises to be discontinued in future periods based on notifications from General Motors.

At December 31, 2008, Sonic had $17.6 million of definite life intangibles recorded relating to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at June 30, 2009 was $16.8 million and was included in Other Intangible Assets, net, in the accompanying Condensed Consolidated Balance Sheets. In the six-month period ended June 30, 2008, Sonic recorded an impairment charge of $1.9 million within discontinued operations related to its definite life intangibles. The impairment charge was recorded based on management’s estimate that sublease income from certain properties would not allow Sonic to recover the recorded value of favorable lease assets related to the properties.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following:

	(dollars in thousands)
	December 31, 2008	June 30, 2009
2006 Revolving Credit Sub-Facility (1)	$70,842	$80,010
Senior Subordinated Notes bearing interest at 8.625%	275,000	275,000
Senior Secured Second Lien Convertible Notes bearing interest at 6.00%	—	85,627
Convertible Senior Subordinated Notes bearing interest at 5.25%	105,250	—
Convertible Senior Subordinated Notes bearing interest at 4.25%	160,000	160,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	19,726	18,775
Mortgage notes to finance companies-fixed rate, bearing interest from 5.80% to 7.03%	80,622	79,538
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.65 percentage points above one-month LIBOR	33,505	32,763
Total debt discount/premium/associated derivative liabilities	(13,127)	(6,582)
Other	6,629	6,549

	$738,447	$731,680
Less current maturities (2)	(738,447)	(87,420)

Long-term debt	$—	$644,260

(1)	Interest rate on the revolving credit sub-facility was 2.00% above LIBOR at December 31, 2008 and 3.50% above LIBOR at June 30, 2009.

(2)	At December 31, 2008, as a result of the uncertainty related to Sonic’s compliance with the covenants under its 2006 Credit Facility for the fiscal year 2009, Sonic classified all its indebtedness as current in the accompanying Condensed Consolidated Balance Sheets due to cross default provisions governing its other indebtedness. At June 30, 2009, current maturities include amounts outstanding related to the 2006 Revolving Credit Sub-Facility as a result of these obligations maturing within one year of the balance sheet date.

As a result of the adoption of FSP APB 14-1 (discussed in Note 1) debt discount was required to be recorded related to Sonic’s 4.25% Convertible Notes and 5.25% Convertible Notes at the date of the issuance of the Notes. Accordingly, the balances in the table above include unamortized debt discount related to the adoption of FSP APB 14-1 of $10.8 million and $8.2 million related to Sonic’s 4.25% Convertible Notes as of December 31, 2008 and June 30, 2009, respectively, and $2.1 million related to Sonic’s 5.25% Convertible Notes as of December 31, 2008. The debt discount associated with the 5.25% Convertible Notes was fully amortized as a result of the restructuring of the notes on May 7, 2009.

In connection with the amendment to the 2006 Credit Facility executed March 31, 2009, Sonic agreed to increase the interest rates for amounts outstanding and the quarterly commitment fees payable by it on the unused portion. Before April 1, 2009, the 2006 Credit Facility bore interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by the Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The quarterly commitment fees were also determined according to a performance-based pricing grid determined by the Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. On April 1, 2009, but before May 7, 2009, the 2006 Credit Facility bore interest as follows: 2.50% above LIBOR for amounts outstanding under the revolving credit sub-facility under the 2006 Credit Facility; 1.75% above LIBOR for amounts outstanding under the new vehicle floor plan sub-facility under the 2006 Credit Facility; and 2.00% above LIBOR for amounts outstanding under the used vehicle floor plan sub-facility under the 2006 Credit Facility. The quarterly commitment fee on and after April 1, 2009 will be 0.75% on the unused portion of the revolving credit sub-facility under the 2006 Credit Facility, 0.25% on the unused portion of the new vehicle floor plan sub-facility under the 2006 Credit Facility, 0.30% on the unused portion of the used vehicle floor plan sub-facility under the 2006 Credit Facility, and 2.50% letter of credit fee.

There were also certain other concessions Sonic provided to the lenders under the 2006 Credit Facility in connection with the March 31, 2009 amendment, which includes the following. Sonic agreed to limit its borrowing under the 2006 Credit Facility to ordinary course of business operating expenditures, and in any event, not for the repayment of certain

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

indebtedness, including the 5.25% Convertible Notes, the 4.25% Convertible Notes and the 8.625% Notes. In addition, Sonic was prohibited from making any acquisitions and Sonic agreed that net proceeds from certain asset sales until May 4, 2009 would be used to permanently reduce the amount available under the 2006 Revolving Credit Sub-Facility.

On May 4, 2009, Sonic executed an additional amendment to the 2006 Credit Facility. The amendment allowed for borrowings of $15.0 million to be used in the restructuring of the 5.25% Convertible Notes and increased the interest rates related to outstanding borrowings under the revolving credit sub-facility to 3.50% above LIBOR, and increased the letter of credit fee to 3.50%. The interest rates for amounts outstanding under the new and used vehicle floor plan sub-facilities did not change from 1.75% above LIBOR and 2.00% above LIBOR, respectively. In addition the commitments under the 2006 Credit Facility were reduced to $635.0 million related to new vehicle floor plan financing, $100.0 million related to used vehicle floor plan financing and $225.0 million related to general use revolving credit financing. The amendment included a change to the borrowing base which restricts the effect of twelve-month EBITDA on the borrowing base to 50% prior to September 1, 2009 and 25% beginning October 1, 2009.

The amendment executed on May 4, 2009 permanently extended the provision in the amendment executed March 31, 2009, requiring Sonic to apply 100% of the net cash proceeds received in conjunction with certain dispositions of assets to balances outstanding under the revolving credit sub-facility. However, under certain circumstances, if after giving pro forma effect to the disposition of assets, Sonic’s borrowings under the revolving credit sub-facility do not exceed $25.0 million and Sonic’s borrowing availability is at least $75.0 million, then Sonic is required to apply not less than 50% of the net cash proceeds received in conjunction with the disposition of the assets to balances outstanding under the revolving credit sub-facility. The remaining 50% is required to be used to pay down the 6.00% Convertible Notes as discussed below. The revolving commitment under the 2006 Credit Facility will be permanently reduced in the amount of such mandatory prepayments until the revolving commitment is reduced to $185.0 million. As of June 30, 2009, the revolving commitment had been reduced to approximately $216.6 million as a result of the application of proceeds from disposition of certain assets.

Sonic agreed to limit its borrowings to ordinary course of business operating expenses, and in any event, not the repayment of certain indebtedness, including the 4.25% Convertible Notes, the 6.00% Convertible Notes and the 8.625% Notes. The May 4, 2009 amendment restricts the payment by Sonic of cash interest with respect to the 6.00% Convertible Notes and debt to be issued in respect of Sonic’s 4.25% Convertible Notes to a certain aggregate amount. This amendment also restricts the amount, including any refinancings, of the 4.25% Convertible Notes, the 8.625% Notes and the 5.25% Convertible Notes to the aggregate principal amount of such indebtedness existing as of the date of the May 4, 2009 amendment. The May 4, 2009 amendment also adjusted certain financial covenant ratios. The minimum required consolidated liquidity ratio was adjusted from 1.15 to 1.10 and the minimum required consolidated fixed charge coverage ratio was adjusted from 1.20 to 1.15.

On May 7, 2009, Sonic paid the holders of its 5.25% Convertible Notes $15.7 million in cash, issued $85.6 million in aggregate principal of 6.00% Convertible Notes (collectively, Series A notes of $78.9 million and Series B of $6.7 million) and issued 860,723 shares of its Class A common stock in private placements exempt from registration requirements in full satisfaction of its obligations under the 5.25% Convertible Notes. Interest on the 6.00% Convertible Notes is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2009. The 6.00% Convertible Notes mature on May 15, 2012. Sonic may redeem some or all of the 6.00% Convertible Notes for cash at any time prior to May 1, 2010 at a redemption price equal to 100% of the principal amount. After May 1, 2010, but before May 1, 2011, Sonic may redeem some or all of the 6.00% Convertible Notes for cash at a redemption price equal to 106% of the principal amount. Beginning May 1, 2011 through the stated maturity of the notes, May 15, 2012, Sonic may redeem some or all of the 6.00% Convertible Notes for cash at a redemption price equal to 112% of the principal amount. The holders of the 6.00% Convertible Notes may require Sonic to redeem these notes at a redemption price equal to 100% of the principal amount on August 25, 2010 if Sonic has not refinanced at least 85% of its 4.25% Convertible Notes as of August 25, 2010. The holders of the 6.00% Convertible Notes may also require Sonic to redeem the 6.00% Convertible Notes at 100% of the principal amount in the event of a change in control.

If Sonic completes asset dispositions and after giving pro forma effect to the disposition of assets, Sonic’s borrowings under the revolving credit sub-facility do not exceed $25.0 million, Sonic’s borrowing availability is at least $75.0 million and certain other conditions exist, Sonic is required to use 50% of the proceeds from asset dispositions to redeem all or portions of the 6.00% Convertible Notes at 100% of the principal amount.

The 6.00% Convertible Notes are secured by a second priority lien on substantially all of Sonic’s assets that secure the 2006 Credit Facility on a first priority basis, which excludes property financed by manufacturer-affiliated finance companies

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The 6.00% Convertible Notes are convertible into shares of Class A common stock, at the option of the holder, on or after August 25, 2011. At such time, the holders of the Series A notes may convert their notes into Class A common stock representing approximately 19.9% of Sonic’s outstanding shares of Class A common stock (after giving effect to the 860,723 share issued in connection with the restructuring of the 5.25% Convertible Notes and the shares into which Series B notes are convertible), which is based on the maximum number of shares that may be issued without requiring Sonic to seek shareholder authorization for the issuance of the 6.00% Convertible Notes. The Series A notes are subject to certain adjustments, including upon the issuance of certain securities in the future that are convertible at a per share price that is below market on the date of issuance or below $4.00. Only with respect to the Series A notes, upon receipt of shareholder approval, the conversion price shall be adjusted to $4.00 per share, or a conversion rate of 250 shares per $1,000 principal amount of Series A notes. Sonic agreed to use its reasonable best efforts to cause to obtain, as promptly as practicable after the issue date, the necessary stockholder approval of the adjustment of the conversion price to $4.00 per share. Failure to obtain shareholder approval of the $4.00 conversion price will result in a default under the indenture governing the 6.00% Convertible Notes. Sonic has called a special stockholders’ meeting on August 19, 2009 for the purpose of approving this conversion price adjustment. Sonic’s Chairman and Chief Executive Officer O. Bruton Smith, who directly and indirectly controls approximately 74.7% of the total voting power of Sonic, has announced that he will vote in favor of approving the full conversion rate for the 6.00% Convertible Notes at the special stockholders’ meeting called for that purpose.

Holders of the Series B notes may convert their notes on or after August 25, 2011, in multiples of $1,000 principal amount, into Class A common stock at a price per share of $8.00, or a conversion rate of 125 shares per $1,000 principal of the Series B notes. Any Series B note holder may elect to exchange its Series B notes for Series A notes for a like aggregate principal amount at any time after such Series B note holder receives notice from Sonic that a registration statement relating to the resale of Series A notes has been declared effective. Sonic has filed a registration statement for such resale and it has been declared effective by the Securities and Exchange Commission as of the date of this report.

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

The redemption of the 5.25% Convertible Notes with the issuance of the 6.00% Convertible Notes was accounted for as a debt modification and required the 6.00% Convertible Notes to be recorded at face value of $85.6 million less a discount of $11.3 million (net of $74.3 million). A corresponding $11.3 million derivative liability was also recorded which represents the fair value of the embedded derivatives (put and conversion features discussed above) contained in the 6.00% Convertible Notes. The fair value of the derivative liability was $11.4 million at June 30, 2009 and the marked-to-market adjustment of $0.1 million was charged to non-cash interest expense, convertible debt, in the accompanying condensed consolidated statements of income. The debt discount of $11.3 million is being amortized through the earliest redemption date of the 6.00% Convertible Notes.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenant	Required		June 30, 2009 Actual
Consolidated liquidity ratio	≥	1.10	1.19
Consolidated fixed charge coverage ratio	≥	1.15	1.33
Consolidated total senior secured debt to EBITDA ratio	≤	2.25	1.63
EBTDAR to rent ratio	≥	1.50	1.51

Availability under the Revolving Credit Sub-Facility is subject to a borrowing base calculation and is reduced on a dollar for dollar basis by any outstanding letters of credit. The borrowing base was $206.4 million, letters of credit outstanding were $77.5 million and availability of additional borrowings was $48.9 million at June 30, 2009.

None of the conversion features on the 6.00% Convertible Notes, the 5.25% Convertible Notes or the 4.25% Convertible Notes were satisfied during the second quarter and six-month period ended June 30, 2009. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of June 30, 2009.

Sonic continues to explore options related to its other debt obligations with the assistance of a financial advisor. Sonic is evaluating refinancing options for $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010 and its 2006 Credit Facility that matures February 17, 2010. Although Sonic believes it will be successful in refinancing these debt obligations to avoid events of default under one or more of these arrangements, Sonic cannot assure its investors that it will succeed in these efforts. A default under one or more of its debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on Sonic’s business, financial condition, liquidity, operations and ability to continue as a going concern.

7. STOCK-BASED COMPENSATION

Sonic currently has two active stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”), and three inactive stock compensation plans which only have grants outstanding, the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors, the Sonic Automotive, Inc. 1997 Stock Option Plan and the First America Automotive, Inc. 1997 Stock Option Plan (collectively, the “Stock Plans”). See Sonic’s Current Report on Form 8-K dated May 28, 2009 for a more detailed description of the Stock Plans. A summary of the status of the options related to the Stock Plans is presented below:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in years)	(in thousands)
Balance - December 31, 2008	3,339	$7.80 - 37.50	$21.90	4.6	$—
Granted	1,398	$1.81 - $2.99	1.81
Forfeited	(567)	$7.94 - $37.50	19.25

Balance - June 30, 2009	4,170	$1.81 - 37.50	$15.53	6.3	$12,065

Exercisable	2,728	$7.80 - $37.50	$22.35	4.4	$401

(dollars in thousands, except per option amounts)	Six Months Ended June 30, 2009
Weighted Average Grant-Date Fair Value Per Option of Options Granted	$0.99
Fair Value of Options Vested	$132

The weighted average fair value of options granted in the second quarter and six-month period ended June 30, 2009 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2009
Stock Option Plans
Dividend yield	0.00%
Risk free interest rate	1.67 - 1.87%
Expected life	5 years
Volatility	64.13%

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

Sonic recognized compensation expense related to stock options within selling, general and administrative expenses of $0.4 million and $0.2 million in the second quarter ended June 30, 2008 and 2009, respectively. Sonic recognized stock option expense of $1.8 million and $0.3 million in the six-month period ended June 30, 2008 and 2009, respectively. Tax benefits recognized related to the compensation expenses were $0.1 million for both the second quarter ended June 30, 2008 and 2009. Tax benefits recognized related to the compensation expenses were $0.7 and $0.1 million for the six-month period ended June 30, 2008 and 2009, respectively. The total compensation cost related to unvested options not yet recognized at June 30, 2009 was $1.5 million and is expected to be recognized over a weighted average period of 2.5 years.

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Unvested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Balance - December 31, 2008	348	$22.99
Granted	79	7.24
Forfeited	(5)	23.62
Vested	(104)	27.60

Balance - June 30, 2009	318	$17.48

In the first half of 2009, 78,600 restricted shares of Class A common stock were awarded to Sonic’s Board of Directors under the 2005 Formula Plan. Awards to the Board of Directors cliff-vest one year from the date of grant. Sonic recognized compensation expense related to restricted stock and restricted stock units of $1.3 million and $0.4 million in the second quarter ended June 30, 2008 and 2009, respectively. Sonic recognized expense of $2.4 million and $1.1 million in the six-month period ended June 30, 2008 and 2009, respectively. Sonic recognized $0.5 million and $0.1 million of tax benefit related to the compensation expenses for the second quarter ended June 30, 2008 and 2009. Sonic recognized $0.9 million and $0.4 million of tax benefit related to the compensation expenses for the six-month period ended June 30, 2008 and 2009, respectively. Total compensation cost related to unvested restricted stock and restricted stock units not yet recognized at June 30, 2009 was $1.9 million, and is expected to be recognized over a weighted average period of 1.4 years.

8. PER SHARE DATA AND STOCKHOLDERS’ EQUITY

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Second Quarter Ended June 30, 2008
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Common Share Amount	Amount	Per Common Share Amount	Amount	Per Common Share Amount
	(dollars in thousands except per share amounts)
Earnings (Loss) and Shares	40,432	$16,431		$(7,214)		$9,217
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(273)		—		(273)

Basic Earnings (Loss) Per Share	40,432	$16,158	$0.40	$(7,214)	$(0.18)	$8,944	$0.22
Effect of Dilutive Securities:
Stock Plans	213

Diluted Earnings (Loss) Per Share	40,645	$16,158	$0.40	$(7,214)	$(0.18)	$8,944	$0.22

	For the Second Quarter Ended June 30, 2009
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Common Share Amount	Amount	Per Common Share Amount	Amount	Per Common Share Amount
	(dollars in thousands except per share amounts)
Earnings (Loss) and Shares	40,968	$3,069		$(3,043)		$26
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(24)		—		(24)

Basic Earnings (Loss) Per Share	40,968	$3,045	$0.07	$(3,043)	$(0.07)	$2	$—
Effect of Dilutive Securities:
Stock Plans	636

Diluted Earnings (Loss) Per Share	41,604	$3,045	$0.07	$(3,043)	$(0.07)	$2	$—

	For Six Months Ended June 30, 2008
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Income
		Amount	Per Common Share Amount	Amount	Per Common Share Amount	Amount	Per Common Share Amount
	(amounts in thousands except per share amounts)
Earnings (Loss) and Shares	40,603	$31,347		$(9,505)		$21,842
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(509)		—		(509)

Basic Earnings (Loss) Per Share	40,603	$30,838	$0.76	$(9,505)	$(0.23)	$21,333	$0.53
Effect of Dilutive Securities:
Stock Plans	254

Diluted Earnings (Loss) Per Share	40,857	$30,838	$0.75	$(9,505)	$(0.23)	$21,333	$0.52

	For Six Months Ended June 30, 2009
	Shares	Income From Continuing Operations		Loss From Discontinued Operations		Net Loss
		Amount	Per Common Share Amount	Amount	Per Common Share Amount	Amount	Per Common Share Amount
	(amounts in thousands except per share amounts)
Earnings (Loss) and Shares	40,536	$6,829		$(5,125)		$1,704
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(53)		—		(53)

Basic Earnings (Loss) Per Share	40,536	$6,776	$0.17	$(5,125)	$(0.13)	$1,651	$0.04
Effect of Dilutive Securities:
Stock Plans	438

Diluted Earnings (Loss) Per Share	40,974	$6,776	$0.17	$(5,125)	$(0.13)	$1,651	$0.04

As discussed in Note 1, Sonic adopted FSP 03-6-1 on January 1, 2009. Sonic’s unvested restricted stock and restricted stock units contain rights to receive unforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per common share.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the stock options included in the table above, options to purchase 2.3 million shares and 2.8 million shares of Class A common stock were outstanding at June 30, 2008 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive. In addition, in the event the effect of potentially dilutive shares associated with our 5.25% Convertible Notes, 4.25% Convertible Notes or 6.00% Convertible Notes were anti-dilutive, the effect of those shares have also been excluded from the computation of diluted earnings per share.

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

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2008 and June 30, 2009 were $9.0 million and $8.7 million, respectively, in reserves that Sonic has provided for pending proceedings.

Guarantees and Indemnifications:

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $15.9 million and $18.6 million at December 31, 2008 and June 30, 2009,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment under Financial Accounting Standards No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, those related to estimating the fair value of the derivative related to Sonic’s 6.00% Convertible Notes, and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation. For instance, certain assets held for sale in the accompanying condensed consolidated balance sheets are valued based on estimated proceeds to be received in connection with the disposal of those assets, and the derivative related to our 6.00% Convertible Notes is valued based on management’s estimate of the likelihood of certain events occurring.

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

Assets or liabilities recorded at fair value in the accompanying balance sheet as of June 30, 2009 are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value at Reporting Date Using:
(dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities (1)	$3.6	$3.6	$—	$—
Cash Flow Swaps (2)	(27.5)	—	(27.5)	—
6.00% Convertible Notes
Derivative (3)	(11.4)	—	—	(11.4)

Total	$(35.3)	$3.6	$(27.5)	$(11.4)

(1)	- Included within other current assets in the accompanying balance sheet

(2)	- Included net of taxes of $10.1 million in accumulated other comprehensive income in the accompanying balance sheet

(3)	- Included within long-term debt in the accompanying balance sheet

A reconciliation of the fair value of Level 3 items above from December 31, 2008 to June 30, 2009 is as follows:

(dollars in millions)
December 31, 2008	$—
Initial Issuance / Recognition	11.3
Change in Fair Value (1)	0.1

June 30, 2009	$11.4

(1)	Included in interest expense, other, net

The valuation of the 6.00% Convertible Notes was estimated primarily based on Level 3 inputs. The overall valuation of the 6.00% Convertible Notes includes the value of the associated derivative that contains the conversion feature and the various puts (see Note 6 for a description of the conversion feature and the puts). These Level 3 inputs included management estimates of the probability that the conversion feature and/or the puts would be exercised and observed yields on debt instruments with similar credit ratings and maturity.

During the second quarter and six-month period ended June 30, 2008, Sonic recorded unrealized losses related to trading securities in the amount of $0.6 million and $0.8 million, respectively, as compared to unrealized gains of $4.5 million and $4.4 million in the second quarter and six-month period ended June 30, 2009, respectively. These gains and losses are included within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

During the first quarter ended March 31, 2009, Sonic settled its $100 million notional, pay 5.002% and $100 million notional, pay 5.319% swaps with a payment to the counterparty of $16.5 million. This settlement loss was deferred and will be amortized into earnings over the swaps’ initial remaining term.

As of December 31, 2008 and June 30, 2009, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions and long-term debt, excluding Sonic’s 8.625% Notes, 6.00% Convertible Notes, 5.25% Convertible Notes, 4.25% Convertible Notes, mortgage notes and certain notes payable to a finance company, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	December 31, 2008		June 30, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
8.625% Senior Subordinated Notes (1)	$104,500	$273,116	$195,938	$273,280
6.00% Senior Secured Second Lien Convertible Notes (2)	$—	$—	$76,400	$87,054
5.25% Convertible Senior Subordinated Notes (1) (3)	$97,883	$102,990	$—	$—
4.25% Convertible Senior Subordinated Notes (1) (3)	$53,600	$147,538	$137,067	$150,616
Mortgage Notes	$80,530	$80,622	$79,448	$79,538
Notes Payable to a Finance Company (2)	$18,629	$22,946	$15,043	$21,618

(1)	As determined by market quotations.

(2)	As determined by discounted cash flows.

(3)	Adjusted for effect of FSP APB 14-1 (See Note 1).

11.	SUBSEQUENT EVENTS

See Note 1 which discusses the status of General Motors’ bankruptcy proceedings and the impact on Sonic. Sonic has evaluated all subsequent events through August 10, 2009, the date the financial statements were issued.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Current Report on Form 8-K filed on May 28, 2009.

Overview

We are one of the largest automotive retailers in the United States. As of June 30, 2009, we operated 154 dealership franchises, representing 31 different brands of cars and light trucks, at 131 locations and 30 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers.

Economic Conditions

Beginning near the end of the second quarter of 2008 and continuing into and throughout the second quarter of 2009, the automobile retailing industry was severely negatively affected by prevailing economic conditions. The uncertainty that exists related to the overall economy in the United States continues through the date of this report. As discussed in the paragraphs that follow, the demand for new and used vehicles has declined significantly and has negatively impacted our results of operations. Due to the turmoil in the financial services industry, the availability of credit has declined substantially for all consumers except those with high credit scores. Our business is cyclical in nature and dependent on consumer confidence and the availability of consumer credit. Typical sources of financing, including captive finance companies associated with vehicle manufacturers, have also reduced the amount of credit available. The lack of liquidity resulting from the financial services industry crisis has also negatively affected our ability to refinance our debt obligations in 2009 and 2010. We cannot predict when an economic recovery will begin and the timing of its impact on our business.

On June 1, 2009, General Motors Corp. and certain of its subsidiaries (“General Motors”) filed for Chapter 11 bankruptcy protection. As of June 30, 2009, we operated 33 General Motors franchises (under the Cadillac, Chevrolet, Hummer, Saab, Buick and Saturn nameplates) at 26 physical dealerships. Six of our General Motors dealerships, representing twelve franchises, including three Hummer franchises at multi-franchise dealerships, two Saab franchises at multi-franchise dealerships and one additional General Motors franchise at a multi-franchise dealership received letters stating that the franchise agreements between General Motors and us will not be continued by General Motors on a long-term basis. Subject to bankruptcy approval, General Motors has offered assistance with winding down the operations of these franchises in exchange for our execution of termination agreements. We executed all of the termination agreements. Assistance expected to be received from General Motors totals $3.3 million, none of which was recorded as a receivable from General Motors as of June 30, 2009 due to the uncertainty of bankruptcy court approval and certain conditions required for the payments to occur had not yet been satisfied. The termination agreements provide for the following:

•	The termination of the franchise agreement no earlier than January 1, 2010 and no later than October 31, 2010;

•	The assignment and assumption of the franchise agreement by the purchaser of General Motors’ assets;

•	The payment of financial assistance to the franchisee in installments in connection with the orderly winding down of the franchise operations;

•	The waiver of any other termination assistance of any kind that may have been required under the franchise agreement;

•	The release of claims against General Motors or the purchaser of General Motors’ assets and their related parties;

•

The continuation of franchise operations pursuant to the franchise agreement, as supplemented by the termination agreement, through the effective date of termination of the franchise agreement, except that we shall not be entitled to order any new vehicles from General Motors or the purchaser of General Motors’ assets; and

•	A restriction on our ability to transfer the franchise agreement to another party.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

For the remaining General Motors franchises we executed “continuation agreements” which require, among other things, that existing franchise agreements will expire no later than October 31, 2010. In consideration of the execution of the “continuation agreements” General Motors will recommend to the bankruptcy court the continuation or assumption of our existing franchise agreements, as amended by the “continuation agreements”. We expect our franchises which executed “continuation agreements” to be renewed after October 31, 2010.

With the exception of product liability indemnifications, amounts owed to us through incentive programs, amounts currently owed to our franchises under their open accounts with General Motors and warranty claims occurring within 90 days prior to June 1, 2009, all amounts owed to us from General Motors were extinguished as a result of the execution of the termination and continuation agreements. A motion was made by General Motors to the bankruptcy court and the motion was granted by the bankruptcy court allowing General Motors to pay the claims noted above. As a result, we have been receiving payments related to pre-bankruptcy claims and the effect of General Motor’s bankruptcy filing has not had a material effect on our recorded receivable balances as of June 30, 2009.

As our operations at the affected franchises that will not be renewed wind down, we may be required to accelerate depreciation expenses and record impairment charges related to, but not limited to, lease obligations, fixed assets, franchise assets, accounts receivable and inventory.

On June 2, 2009, General Motors announced that Chinese equipment manufacturer Sichuan Tengzhong Heavy Industrial Machinery Co. (“STHIMC”) will buy its Hummer brand. As of June 30, 2009, we operated three Hummer franchises at three dealership locations. It is uncertain whether STHIMC will continue supporting the Hummer brand or whether STHIMC’s ownership of the Hummer brand will have a positive or negative impact on our Hummer franchises’ operations.

On June 5, 2009, General Motors announced that Penske Automotive Group (PAG) will buy its Saturn brand. As of June 5, 2009, we operated one Saturn franchise at one dealership location. It is uncertain whether PAG will continue supporting the Saturn brand or whether PAG’s ownership of the Saturn brand will have a positive or negative impact on our Saturn franchise’s operations.

On July 10, 2009, General Motors emerged from bankruptcy as the new General Motors Company, with the former General Motors Corp. henceforth known as Motors Liquidation Company. With the exception of the sale of the Hummer and Saturn brands discussed above, the new General Motors expects to continue its current brand portfolio going forward. However, we are unable to predict what impact the discontinuation or sale of additional brands in the future will have on our operations.

On April 30, 2009, Chrysler LLC filed for bankruptcy protection and submitted a plan of reorganization. On June 10, 2009, Fiat SpA purchased a substantial portion of Chrysler’s assets which include rights related to our franchise agreements. As of June 30, 2009, we owned six Chrysler franchises at two dealership locations. It is uncertain whether Fiat will continue supporting the Chrysler brand or whether Fiat’s ownership of the Chrysler brand will have a positive or negative impact on our Chrysler franchises’ operations. In conjunction with Chrysler’s reorganization efforts in the second quarter of 2009, three franchise agreements associated with one of our dealership locations were terminated. The result of these franchise terminations was not material to our results of operations, balance sheet or cash flows for the second quarter ended June 30, 2009.

The following is a detail of our new vehicle revenues by brand for the second quarter and six-month period ended June 30, 2008 and 2009:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Percentage of New Vehicle Revenue Second Quarter Ended June 30,		Percentage of New Vehicle Revenue Six Months Ended June 30,
	2008	2009	2008	2009
Brand (1)
BMW	19.8%	18.2%	18.9%	19.1%
Honda	13.6%	12.9%	12.9%	12.5%
Toyota	12.1%	11.8%	12.4%	11.8%
Ford	9.3%	11.1%	9.7%	10.7%
General Motors (2)	8.1%	8.6%	8.4%	8.1%
Mercedes	8.7%	6.3%	8.4%	7.1%
Lexus	6.0%	6.1%	6.3%	6.1%
Other (3)	4.0%	4.5%	3.5%	4.4%
Cadillac	4.9%	3.7%	5.5%	4.2%
Audi	1.7%	3.1%	1.7%	2.9%
Volkswagen	1.9%	2.7%	1.8%	2.4%
Hyundai	1.5%	2.0%	1.5%	2.1%
Land Rover	1.3%	1.9%	1.5%	1.9%
Porsche	1.5%	1.7%	1.5%	1.6%
Volvo	1.5%	1.9%	1.7%	1.5%
Other Luxury (4)	1.2%	1.3%	1.2%	1.2%
Acura	1.1%	0.7%	1.2%	0.9%
Nissan	0.7%	0.6%	0.8%	0.6%
Infiniti	0.6%	0.5%	0.6%	0.5%
Chrysler (5)	0.5%	0.4%	0.5%	0.4%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of SFAS No. 144, prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to June 30, 2008 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying unaudited Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, Chevrolet and Saturn.

(3)	Includes Isuzu, KIA, Mini, Mitsubishi and Subaru.

(4)	Includes Hummer, Jaguar, and Saab.

(5)	Includes Chrysler, Dodge and Jeep.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Results of Operations

Except where otherwise noted, the following discussions are on a same store basis.

New Vehicles

The automobile retail industry uses the Seasonally Adjusted Annual Rate (SAAR) to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and markets in which we do not operate.

	SAAR (in millions of vehicles)
	2008	2009	% Change
Second Quarter Ended June 30,	14.2	9.6	(32.4%)
Six Months Ended June 30,	14.7	9.6	(34.7%)

Our reported and same store new vehicle results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$1,059,486	$706,171	$(353,315)	(33.3%)
Gross profit	$71,614	$48,157	$(23,457)	(32.8%)
Unit sales	33,248	21,896	(11,352)	(34.1%)
Revenue per Unit	$31,866	$32,251	$385	1.2%
Gross profit per unit	$2,154	$2,199	$45	2.1%
Gross profit as a % of revenue	6.8%	6.8%	—	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$2,036,415	$1,344,279	$(692,136)	(34.0%)
Gross profit	$137,700	$91,884	$(45,816)	(33.3%)
Unit sales	63,180	41,522	(21,658)	(34.3%)
Revenue per Unit	$32,232	$32,375	$143	0.4%
Gross profit per unit	$2,179	$2,213	$34	1.6%
Gross profit as a % of revenue	6.8%	6.8%	—	bps

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$1,059,486	$706,171	$(353,315)	(33.3%)
Gross profit	$71,863	$47,451	$(24,412)	(34.0%)
Unit sales	33,248	21,896	(11,352)	(34.1%)
Revenue per unit	$31,866	$32,251	$385	1.2%
Gross profit per unit	$2,161	$2,167	$6	0.3%
Gross profit as a % of revenue	6.8%	6.7%	(10)	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$2,036,415	$1,341,082	$(695,333)	(34.1%)
Gross profit	$138,134	$90,133	$(48,001)	(34.7%)
Unit sales	63,180	41,469	(21,711)	(34.4%)
Revenue per unit	$32,232	$32,339	$107	0.3%
Gross profit per unit	$2,186	$2,174	$(12)	(0.5%)
Gross profit as a % of revenue	6.8%	6.7%	(10)	bps

For the second quarter and six-month period ended June 30, 2009, new vehicle revenues declined from the same period in the prior year due primarily to lower unit volume. The decline in new unit volume we experienced was relatively consistent with the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

decline in SAAR. Our import and domestic stores both experienced similar declines in new vehicle revenues for both the second quarter and six-month period ended June 30, 2009 as compared to the prior year.

New vehicle unit volume decreased at our import stores in the second quarter and six-month period ended June 30, 2009 by 34.4% and 32.9%, respectively. The decline in import new vehicle unit sales was led by our BMW, Mercedes, Honda and Toyota stores, which posted declines of 36.3%, 48.6%, 37.5% and 39.4%, respectively, during the second quarter ended June 30, 2009 and 30.9%, 39.6%, 36.2% and 38.4%, respectively, during the six-month period ended June 30, 2009. When compared to the national industry declines for the second quarter ended June 30, 2009, these brands underperformed their respective brand markets. When compared to the national industry declines for the six-month period ended June 30, 2009, BMW, Mercedes, and Honda underperformed their respective brand markets while Toyota tracked closely to the national industry decline. However, with the exception of our BMW and Mercedes brands, we believe all our remaining import brands outperformed others in their respective local markets.

New vehicle unit volume decreased at our domestic stores in the second quarter and six-month period ended June 30, 2009 by 33.3% and 38.1%, respectively. Our GM, excluding Cadillac, Ford, and Cadillac stores declined by 39.8%, 22.9% and 53.7%, respectively, during the second quarter ended June 30, 2009 and 44.6%, 28.8% and 52.2%, respectively, during the six-month period ended June 30, 2009. The decline in the new vehicle unit volume at our GM, excluding Cadillac, stores was the result of a sharp decline in fleet unit volume during the second quarter and six-month period ended June 30, 2009 which decreased 69.8% and 75.5%, respectively. While our Ford stores tracked closely to the national industry decline, our GM stores, excluding Cadillac, underperformed their brand market during the second quarter ended June 30, 2009. During the six-month period ended June 30, 2009, our Ford stores outperformed the national industry decline, while our GM, excluding Cadillac, stores underperformed its brand market. However, with the exception of our Cadillac brand, we believe all our remaining domestic brands outperformed others in their respective local markets.

New vehicle unit volume declines are concentrated primarily within our California and Houston markets, which suffered declines in new vehicle unit sales of 41.4% and 19.2%, respectively, for the second quarter ended June 30, 2009 and 35.2% and 23.3%, respectively, for the six-month period ended June 30, 2009. In the second quarter and six-month period ended June 30, 2009, approximately 47.8% and 49.4%, respectively, of our same store new vehicle unit volume was generated from our California and Houston markets. We expect the new vehicle market to continue to be challenging at least through the end of the current year.

For the second quarter and six-month period ended June 30, 2009 new vehicle revenue per unit experienced a slight increase of 1.2% and 0.3%, respectively. This increase is due primarily to the change in our sales mix. Our new truck unit volume as a percentage of total new vehicle unit volume increased in the second quarter and six-month period ended June 30, 2009 by 390 basis points and 80 basis points, respectively, as compared to the second quarter and six-month period ended June 30, 2008. We believe the increase in new truck unit volume is due primarily to lower average gas prices in the second quarter and six-month period ended June 30, 2009 as compared to the same periods in the prior year.

Decreases in same store new vehicle gross profit for the second quarter and six-month ended June 30, 2009 compared to the same period in the prior year were primarily due to the mix of vehicles retailed, specifically the decrease of import and luxury new vehicle units sold as a percentage of total new vehicle units sold.

Used Vehicles

Our reported and same store used vehicle results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$346,650	$361,452	$14,802	4.3%
Gross profit	$30,717	$28,840	$(1,877)	(6.1%)
Unit sales	17,247	19,449	2,202	12.8%
Revenue per Unit	$20,099	$18,585	$(1,514)	(7.5%)
Gross profit per unit	$1,781	$1,483	$(298)	(16.7%)
Gross profit as a % of revenue	8.9%	8.0%	(90)	bps
CPO revenue	$182,447	$183,476	$1,029	0.6%
CPO unit sales	7,135	7,224	89	1.2%

	Six Months Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$686,748	$668,944	$(17,804)	(2.6%)
Gross profit	$62,313	$57,429	$(4,884)	(7.8%)
Unit sales	34,173	35,702	1,529	4.5%
Revenue per Unit	$20,096	$18,737	$(1,359)	(6.8%)
Gross profit per unit	$1,823	$1,609	$(214)	(11.7%)
Gross profit as a % of revenue	9.1%	8.6%	(50)	bps
CPO revenue	$352,919	$356,307	$3,388	1.0%
CPO unit sales	13,714	14,239	525	3.8%

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$346,650	$361,452	$14,802	4.3%
Gross profit	$30,631	$29,369	$(1,262)	(4.1%)
Unit sales	17,247	19,449	2,202	12.8%
Revenue per unit	$20,099	$18,585	$(1,514)	(7.5%)
Gross profit per unit	$1,776	$1,510	(266)	(15.0%)
Gross profit as a % of revenue	8.8%	8.1%	(70)	bps
CPO revenue	$182,447	$183,476	$1,029	0.6%
CPO unit sales	7,135	7,224	89	1.2%

	Six Months Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$686,748	$667,992	$(18,756)	(2.7%)
Gross profit	$61,480	$58,414	$(3,066)	(5.0%)
Unit sales	34,173	35,657	1,484	4.3%
Revenue per unit	$20,096	$18,734	$(1,362)	(6.8%)
Gross profit per unit	$1,799	$1,638	(161)	(8.9%)
Gross profit as a % of revenue	9.0%	8.7%	(30)	bps
CPO revenue	$352,919	$355,909	$2,990	0.8%
CPO unit sales	13,714	14,223	509	3.7%

Used vehicle unit volume increased for the second quarter and six-month period ended June 30, 2009, as compared to the same period in the prior year, despite a significantly weaker economic environment. This increase is primarily due to the continued implementation of our standardized used vehicle merchandising process. This process allows us to price our used vehicles more competitively, market them more effectively and physically move certain used vehicles to specific dealerships within a particular region that have shown success in retailing the specific type of used vehicle.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Despite an increase in used vehicle unit volume for the second quarter and six-month period ended June 30, 2009, gross margin and gross profit per unit from used vehicles declined due to an increasing valuation climate and a shift toward purchasing more vehicles from auction rather than trade.

Wholesale Vehicles

Our wholesale vehicle reported and same store results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$74,835	$30,685	$(44,150)	(59.0%)
Gross profit	$(1,747)	$(1,321)	$426	24.4%
Unit sales	9,554	4,895	(4,659)	(48.8%)
Revenue per Unit	$7,833	$6,269	$(1,564)	(20.0%)
Gross profit per unit	$(183)	$(270)	$(87)	(47.5%)
Gross profit as a % of revenue	(2.3%)	(4.3%)	(200)	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$151,383	$64,257	$(87,126)	(57.6%)
Gross profit	$(2,785)	$(1,480)	$1,305	46.9%
Unit sales	18,923	10,802	(8,121)	(42.9%)
Revenue per Unit	$8,000	$5,949	$(2,051)	(25.6%)
Gross profit per unit	$(147)	$(137)	$10	6.8%
Gross profit as a % of revenue	(1.8%)	(2.3%)	(50)	bps

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$74,835	$30,685	$(44,150)	(59.0%)
Gross profit	$(1,747)	$(1,321)	$426	24.4%
Unit sales	9,554	4,895	(4,659)	(48.8%)
Revenue per unit	$7,833	$6,269	$(1,564)	(20.0%)
Gross profit per unit	$(183)	$(270)	$(87)	(47.5%)
Gross profit as a % of revenue	(2.3%)	(4.3%)	(200)	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$151,383	$64,240	$(87,143)	(57.6%)
Gross profit	$(2,785)	$(1,480)	$1,305	46.9%
Unit sales	18,923	10,800	(8,123)	(42.9%)
Revenue per unit	$8,000	$5,948	$(2,052)	(25.7%)
Gross profit per unit	$(147)	$(137)	$10	6.8%
Gross profit as a % of revenue	(1.8%)	(2.3%)	(50)	bps

Lower wholesale vehicle revenues during the second quarter and six-month period ended June 30, 2009 resulted from a decline in wholesale unit volume coupled with a decrease in average wholesale price per unit. The decrease in wholesale unit volume and wholesale price per unit can be primarily attributed to fewer vehicles received in trades for new and used vehicles due to declines in overall retail activity. In addition, fewer units were sold through wholesale channels as a result of our efforts to sell vehicles we historically would have wholesaled through our retail channel.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Wholesale vehicles gross loss decreased during the second quarter and six-month period ended June 30, 2009 compared to the same periods in the prior year due to the higher market value of wholesale vehicles as consumer preferences have shifted from new retail vehicles to the purchase of pre-owned vehicles.

Parts, Service and Collision Repair (“Fixed Operations”)

Our reported and same store Fixed Operations results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands)	2008	2009	Change	% Change
Reported:
Revenue
Parts	$142,906	$139,321	$(3,585)	(2.5%)
Service	109,424	105,850	(3,574)	(3.3%)
Collision Repair	14,154	12,580	(1,574)	(11.1%)

Total	$266,484	$257,751	$(8,733)	(3.3%)

Gross profit
Parts	$49,140	$47,743	$(1,397)	(2.8%)
Service	75,610	74,789	(821)	(1.1%)
Collision Repair	7,879	7,074	(805)	(10.2%)

Total	$132,629	$129,606	$(3,023)	(2.3%)

Gross profit as a % of revenue
Parts	34.4%	34.3%	(10)	bps
Service	69.1%	70.7%	160	bps
Collision Repair	55.7%	56.2%	50	bps

Total	49.8%	50.3%	50	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands)	2008	2009	Change	% Change
Reported:
Revenue
Parts	$285,424	$279,543	$(5,881)	(2.1%)
Service	217,065	207,494	(9,571)	(4.4%)
Collision Repair	28,572	25,594	(2,978)	(10.4%)

Total	$531,061	$512,631	$(18,430)	(3.5%)

Gross profit
Parts	$97,552	$94,387	$(3,165)	(3.2%)
Service	150,146	146,292	(3,854)	(2.6%)
Collision Repair	15,966	14,385	(1,581)	(9.9%)

Total	$263,664	$255,064	$(8,600)	(3.3%)

Gross profit as a % of revenue
Parts	34.2%	33.8%	(40)	bps
Service	69.2%	70.5%	130	bps
Collision Repair	55.9%	56.2%	30	bps

Total	49.6%	49.8%	20	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands)	2008	2009	Change	% Change
Same Store:
Revenue
Parts	$142,722	$139,321	$(3,401)	(2.4%)
Service	109,424	105,850	(3,574)	(3.3%)
Collision Repair	14,154	12,580	(1,574)	(11.1%)

Total	$266,300	$257,751	$(8,549)	(3.2%)

Gross profit
Parts	$48,956	$47,710	$(1,246)	(2.5%)
Service	75,610	74,789	(821)	(1.1%)
Collision Repair	7,879	7,075	(804)	(10.2%)

Total	$132,445	$129,574	$(2,871)	(2.2%)

Gross profit as a % of revenue
Parts	34.3%	34.2%	(10)	bps
Service	69.1%	70.7%	160	bps
Collision Repair	55.7%	56.2%	50	bps

Total	49.7%	50.3%	60	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands)	2008	2009	Change	% Change
Same Store:
Revenue
Parts	$285,077	$278,607	$(6,470)	(2.3%)
Service	217,065	206,791	(10,274)	(4.7%)
Collision Repair	28,571	25,593	(2,978)	(10.4%)

Total	$530,713	$510,991	$(19,722)	(3.7%)

Gross profit
Parts	$97,205	$94,018	$(3,187)	(3.3%)
Service	150,146	145,794	(4,352)	(2.9%)
Collision Repair	15,966	14,386	(1,580)	(9.9%)

Total	$263,317	$254,198	$(9,119)	(3.5%)

Gross profit as a % of revenue
Parts	34.1%	33.7%	(40)	bps
Service	69.2%	70.5%	130	bps
Collision Repair	55.9%	56.2%	30	bps

Total	49.6%	49.7%	10	bps

Our domestic and import brands both experienced declines in overall fixed operations revenue, as compared to the same period in 2008. Our domestic stores decreased 9.8% and 10.6%, for the second quarter and six-month period ended June 30, 2009, respectively, and our import stores decreased 1.1% and 1.4%, respectively, when compared to the same periods in the prior year. Customer pay revenue decreased 1.0% and 2.1% for the second quarter and six-month period ended June 30, 2009, respectively, when compared to the same periods in 2008. Reductions experienced in our domestic and import brands for customer pay revenue were partially offset by increases in customer pay revenue in our luxury stores of 3.0% for the second quarter ended June 30, 2009, and 2.2% for the six-month period ended June 30, 2009. For the second quarter ended June 30, 2009, warranty revenue decreased 1.1% but for the six-month period ended June 30, 2009, warranty revenue was relatively flat, when compared to the same period in 2008. The mix of customer pay and warranty revenue can be affected by consumer spending habits and changes in manufacturer warranty programs. While difficult to quantify, revenue and gross profit for our collision repair business can be negatively affected by changes in consumer driving habits such as driving fewer miles as a result of other changes in their individual financial situation.

Gross margin rates for service for the second quarter and six-month period ended June 30, 2009, increased over the comparative prior year period, as a result of new technologies created to drive efficiencies and improve sales processes and profitability in our service department.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Finance, Insurance and Other (“F&I”)

Our reported and same store F&I results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$49,145	$36,552	$(12,593)	(25.6%)
Gross profit per retail unit (excluding fleet)	$1,069	$943	$(126)	(11.8%)

	Six Months Ended June 30,		Better / (Worse)
(in thousands except per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$96,096	$69,361	$(26,735)	(27.8%)
Gross profit per retail unit (excluding fleet)	$1,085	$958	$(127)	(11.7%)

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$48,116	$35,928	$(12,188)	(25.3%)
Gross profit per retail unit (excluding fleet)	$1,046	$927	$(119)	(11.4%)

	Six Months Ended June 30,		Better / (Worse)
(in thousands except per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$93,923	$67,981	$(25,942)	(27.6%)
Gross profit per retail unit (excluding fleet)	$1,061	$940	$(121)	(11.4%)

F&I revenue decreased in the second quarter and six-month period ended June 30, 2009 primarily due to a decrease in total retail unit sales, and lower penetration rates, especially in used vehicles finance contracts and aftermarket product contracts. Furthermore, F&I gross profit per retail unit decreased primarily due to a decrease in gross profit per finance contract as a result of less finance contract income from commercial banks. Finance revenues and penetration rates may come under pressure during the remainder of 2009 in the event manufacturers offer attractive financing rates from their captive finance affiliates.

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

Our SG&A reported results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands)	2008	2009	Change	% Change
Reported Expense:
Compensation	$125,323	$110,765	$14,558	11.6%
Advertising	15,226	10,446	4,780	31.4%
Rent and Rent Related	29,840	32,589	(2,749)	(9.2%)
Other	49,233	38,953	10,280	20.9%

Total	$219,622	$192,753	$26,869	12.2%

SG&A as a % of gross
Compensation	44.4%	45.8%	(140)	bps
Advertising	5.4%	4.3%	110	bps
Rent and Rent Related	10.6%	13.5%	(290)	bps
Other	17.4%	16.1%	130	bps

Total	77.8%	79.7%	(190)	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands)	2008	2009	Change	% Change
Reported Expense:
Compensation	$248,669	$219,393	$29,276	11.8%
Advertising	29,588	20,599	8,989	30.4%
Rent and Rent Related	62,620	66,019	(3,399)	(5.4%)
Other	95,509	79,128	16,381	17.2%

Total	$436,386	$385,139	$51,247	11.7%

SG&A as a % of gross
Compensation	44.6%	46.5%	(190)	bps
Advertising	5.3%	4.4%	90	bps
Rent and Rent Related	11.2%	14.0%	(280)	bps
Other	17.2%	16.7%	50	bps

Total	78.3%	81.6%	(330)	bps

For the second quarter and six-month periods, comparatively, the decrease in overall SG&A expense can largely be attributed to lower overall retail activity and strategic cost cutting efforts in advertising, and other fixed and variable costs that were implemented due to the downturn of the economic environment. SG&A expenses as a percentage of gross profit increased due to lower overall gross profit levels and the fixed nature of certain SG&A expenses.

For the second quarter and six-month periods, comparatively, the increase in compensation expense as a percentage of gross profit is primarily due to overall compressed gross profit caused by the recent downturn in the economic environment and the fixed nature of certain compensation expenses.

For the second quarter and six-month periods, comparatively, total advertising costs were lower versus the same prior year period due to adjustments in advertising volume in response to the soft operating environment. In addition, we continue to shift our advertising strategy away from traditional media and more towards internet and other outlets.

For the second quarter and six-month periods, comparatively, rent and rent related expenses increased as a percentage of gross profit primarily due to the overall declines in gross profit due to the slow sales environment and the fixed nature of these expenses.

Other SG&A expenses in the second quarter and six-month period ended June 30, 2008 was negatively impacted by physical damage charges for hail damage of $2.0 million and loss on the sale of capital assets of $1.5 million. In the second quarter and six-month period ended June 30, 2009, we recorded an unrealized gain on trading securities of $4.5 million and $4.4 million, respectively. Further, there were decreases in Other SG&A expenses such as travel, supplies, training, and delivery costs that contributed to the total decline.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Impairment Charges

Impairment charges increased $3.7 million and $3.5 million, respectively, in the second quarter and six-month period ended June 30, 2009, as compared to the same period last year, due to impairment charges recorded in 2009 related to fixed assets and franchise assets. All of the impairment charges recorded in continuing operations in the second quarter and six-month period ended June 30, 2009 resulted from General Motors’ decision to terminate certain of our franchises. The impairment charges were recorded based on our belief that the value of certain fixed assets and franchise assets would not be recovered through operations or through the ultimate sale of the assets.

Depreciation and Amortization

Reported depreciation and amortization expense increased $0.5 million, or 6.5%, and $1.2 million, or 7.6%, respectively in the second quarter and six-month period ended June 30, 2009, as compared to the same period last year. This increase was due to our strategic shift to continue to own and hold more dealership properties.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles decreased approximately $5.0 million, or 51.4%, and $11.2 million, or 54.6% in the second quarter and six-month period ended June 30, 2009, respectively, compared to the second quarter and six-month period ended June 30, 2008, respectively. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships was 2.6% and 2.4% for the second quarter and six-month period ended June 30, 2009, respectively, compared to 3.9% and 4.4% for the second quarter and six-month period ended June 30, 2008, respectively, which decreased interest expense by approximately $2.4 million and $7.8 million for the second quarter and six-month periods then ended, respectively. In addition, during the second quarter and six-month period ended June 30, 2009, the average floor plan balance for new vehicles decreased by approximately $265.8 million and $157.7 million, respectively, resulting in a decrease in interest expense of approximately $2.6 million and $3.4 million compared to the second quarter and six-month period ended June 30, 2008, respectively. The benefit of lower interest rates was primarily due to lower LIBOR rates which affect our floor plan financing rates.

Interest expense, floor plan for used vehicles decreased approximately $0.4 million, or 47.6%, and $1.3 million, or 65.5%, in the second quarter and six-month period ended June 30, 2009, respectively, compared to the second quarter and six-month period ended June 30, 2008, respectively. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the second quarter ended June 30, 2009 and June 30, 2008 of $0.1 million and $0.2 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 2.6% for the second quarter ended June 30, 2009, compared to 3.9% for the second quarter ended June 30, 2008, which decreased interest expense by approximately $0.2 million. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the six-month period ended June 30, 2009 and June 30, 2008 of $0.1 million and $0.4 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 2.2% for the six-month period ended June 30, 2009, compared to 4.5% for the six-month period ended June 30, 2008, which decreased interest expense by approximately $0.8 million. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships decreased approximately $26.9 million and $37.0 million in the second quarter and six-month period ended June 30, 2009, respectively, compared to the second quarter and six-month period ended June 30, 2008, respectively, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.3 million and 0.8 million, respectively.

Non-Cash Interest Expense, Convertible Debt

Non-cash convertible debt interest expense is comprised of the amortization of the debt discount and deferred loan costs associated with our 5.25% Convertible Notes, and 4.25% Convertible Notes in addition to the amortization of the debt discount and mark-to-market effect of the derivative liability associated with the 6.00% Convertible Notes. The initial debt discount is determined based on a valuation of the convertible options associated with these notes, and is then amortized monthly to interest expense over the life of the notes. See Note 1 to the accompanying notes to financial statements which discusses the adoption of FSP ABP 14-1. Interest expense of approximately $2.7 million and $2.2 million in the second quarter ended June 30, 2008 and 2009, respectively, and $5.3 million and $4.7 million in the six-month period ended June 30, 2008 and 2009, respectively, represent the non-cash amortization of the debt discount recorded as a result of adoption of FSP APB 14-1. We incurred additional non-cash amortization expense related to the amortization of debt discount and mark-to-market of the derivative liability associated with the 6.00% Secured Second Lien Convertible Notes in the amount of $1.4 million for both the second quarter and six-month period ended June 30, 2009. We expect to recognize between $3.0 million and $4.0 million of this non-cash expense in both the third and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

fourth quarters of 2009 related to the amortization of the discount on the 4.25% Convertible Notes and 6.00% Convertible Notes and in future quarters until the discounts associated with these notes are fully amortized in November 2010 and August 2010, respectively. Deferred loan cost amortization was $0.1 million in both the second quarter and six-month period ended June 30, 2009.

Interest Expense, Other

The change in interest expense, other, between the second quarter and six-month period ended June 30, 2008 and 2009 is summarized in the table below:

	Increase /(Decrease) in Interest Expense, Other
(dollars in millions)	Second Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
Interest Rates –
- Decrease in interest rates	(0.4)	(0.8)
Debt balances –
- Decrease in debt balances	(0.9)	(0.1)
Other factors –
- Decrease in capitalized interest	0.1	0.2
- Incremental interest expense related to variable to fixed rate swaps	3.4	8.7
- Incremental interest expense related to fixed to variable rate swaps	0.5	0.7
- Higher deferred loan cost amortization	6.7	6.6
- Higher interest allocation to discontinued operations	(1.9)	(3.2)
- Other	0.8	1.1

	$8.3	$13.2

Income Taxes

The overall effective tax rate from continuing operations was 45.0% and 40.0% for the second quarter and six-month period ended June 30, 2009 and 2008, respectively. The effective rate for the second quarter and six-month period ended of 2009 was higher than the prior year second quarter and six-month period due to changes in certain states’ method of taxation (gross receipts tax), the effect of permanent differences related to the debt restructuring, and the shift in the distribution of taxable income between states in which we operate. At the end 2008, we provided income tax valuation allowances totaling $99.6 million related to certain deferred tax assets based on our judgment that it was more likely than not that we would not be able to realize recorded balances. This judgment was based on our operating loss generated in 2008 as a result of a goodwill impairment charge, the overall downturn in the economy of the United States and, in particular, the automotive retail industry. As of June 30, 2009, in our judgment, there is still significant uncertainty related to our ability to realize the recorded deferred tax assets. However, in the event circumstances change in the third and fourth quarters of 2009, a portion or all of the valuation allowances currently recorded, with the exception of those related to net operating loss carryforwards, and may not be necessary. Accordingly, in the event we do reduce the level of valuation allowances recorded in the third and fourth quarters of 2009, our effective tax rate could be materially affected. Absent any activity related to income tax valuation allowances, we expect the effective tax rate for continuing operations in future periods to fall within a range of 43% to 48%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Discontinued Operations

The pre-tax losses from operations and the sale of discontinued franchises were as follows:

	(dollars in thousands)
	Second Quarter Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Income / (loss) from operations	$369	$(103)	$72	$(114)
Gain (loss) on disposal of franchises	(3,432)	(388)	(2,944)	(469)
Lease exit charges	(784)	(561)	(1,573)	(1,580)
Property impairment charges	(1,649)	(2,042)	(2,054)	(2,197)
Goodwill impairment charges	—	(1,074)	—	(2,473)
Franchise agreement and other impairments	(4,300)	—	(4,300)	—
Favorable lease asset impairment charges	—	—	(1,903)	—

Pre-tax loss	$(9,796)	$(4,168)	$(12,702)	$(6,833)

Total Revenues	$284,532	$177,274	$600,622	$361,204

Lease exit charges recorded relate to the revision of estimates and establishment of lease exit accruals. The lease exit accruals are calculated by either discounting the remaining lease payments, net of estimated sublease proceeds or estimating the amount necessary to satisfy the lease commitment to the landlord. Property impairment charges were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of associated franchises and recorded values. Goodwill impairment charges were recorded based on the determination that a portion of the goodwill allocated to franchises held for sale was not recoverable based on estimated proceeds. Franchise asset and other asset impairment charges related to changes in the estimated fair value of franchises and other assets held for sale. Favorable lease asset impairment charges were recorded based on management’s estimate that sublease income from certain properties would not allow Sonic to recover the recorded value of favorable lease assets related to the properties.

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

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries and are dependent to a substantial degree on the results of operations of these subsidiaries. Uncertainties in the economic environment have severely and negatively affected our overall liquidity. In the second quarter and six-month period ended June 30, 2009, our liquidity continued to be negatively affected by the downturn in the overall economy and particularly the severe downturn experienced in the automotive retail industry that began in the second half of 2008 and continued into 2009. For the second quarter and six-month period ended June 30, 2008, the average SAAR (Seasonally Adjusted Annual Rate) of new vehicle sales was 14.2 million units and 14.7 million units, respectively, compared to 9.6 million units for both the second quarter and six-month period ended June 30, 2009. The annual average SAAR since 1990 was 15.5 million units compared to 13.2 million units for the year 2008. At the current level of SAAR, we believe we will continue to be able to generate positive adjusted cash flows from operations (defined as cash flows from operating activities, net of net borrowings on notes payable floor plan – non-trade, which is included in cash flows from financing activities) in the foreseeable future. In the second quarter and six-month period ended June 30, 2009, adjusted cash flows from operating activities provided cash of $23.5 million and $30.1 million, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 2.7% and 2.4% for the second quarter and six-month period ended June 30, 2009, respectively, compared to 4.0% and 4.5% for the second quarter and six-month period ended June 30, 2008, respectively. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the particular vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of June 30, 2009.

The weighted average interest rate for our used vehicle floor plan facility (for which interest expense is allocated to continuing and discontinued operations) was 2.6% and 2.2% for the second quarter and six-month period ended June 30, 2009, respectively, compared to 3.9% and 4.5% for the second quarter and six-month period ended June 30, 2008, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Dealership Acquisitions and Dispositions

During the six-month period ended June 30, 2009, we disposed of 10 franchises. These disposals generated cash of $20.7 million.

Capital Expenditures

Our capital expenditures generally include purchases of land, the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the second quarter and six-month period ended June 30, 2009 were approximately $6.2 million and $26.6 million, respectively. All of the $26.6 million used for capital expenditures related to the completion of construction and improvement projects to our dealerships which were underway at the end of 2008. As of June 30, 2009, contractual commitments to contractors for facilities construction projects totaled approximately $44.4 million.

Capital expenditures were lower in the second quarter and six-month period ended June 30, 2009 than historical activity due to our strategy of reducing expenditures to minimum levels in 2009. Furthermore, we do not anticipate significant refurbishment projects of dealership properties to occur beyond those already underway at the end of the second quarter and six-month period ended June 30, 2009. Our capital expenditure activity in the future will be limited under the terms of the 2006 Credit Facility.

Stock Repurchase Program

As of June 30, 2009, pursuant to previous authorizations from our Board of Directors, we had approximately $44.6 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. Due to current economic conditions and liquidity concerns, we have curtailed our stock repurchase activities and do not anticipate significant activity during 2009. Share repurchases, with the exception of those related to tax withholding arrangements associated with our Stock Plans, are expressly prohibited by the latest amendment to our 2006 Credit Facility and under the terms of our 6.00% Convertible Notes.

Dividends

During the second quarter and six-month period ended June 30, 2009, our recurring quarterly dividend program was suspended. The payment of dividends is expressly prohibited by the latest amendment to our 2006 Credit Facility and under the terms of our 6.00% Convertible Notes.

Cash Flows

For the six-month period ended June 30, 2009, net cash provided by operating activities was approximately $265.4 million. This provision of cash was comprised primarily of cash inflows related to reductions in inventories and accounts receivable, partially offset by a decrease in notes payable – floor plan – trade. Net cash used in investing activities during the six-month period ended June 30, 2009 was approximately $5.1 million. This use of cash was primarily comprised of cash outflows used for purchases of property and equipment, partially offset by proceeds received from sales of franchises. Net cash used in financing activities for the six-month period ended June 30, 2009 was approximately $262.0 million, comprised mostly of the decrease in notes payable – floor plan – trade, the settlement of cash flow swaps, and payments on long-term debt.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

provided by operating activities of $61.3 million and $30.1 million for the six-month periods ended June 30, 2008 and 2009, respectively.

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

We continue to explore refinancing options related to our outstanding indebtedness with the assistance of a financial advisor. We are evaluating restructuring or refinancing options for the $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010 and our 2006 Credit Facility that matures February 17, 2010. If we have not refinanced at least 85% of our 4.25% Convertible Notes as of August 25, 2010, the holders of the 6.00% Convertible Notes may require us to redeem the 6.00% Convertible Notes at a redemption price equal to 100% of the principal amount on August 25, 2010. This would have a material adverse affect on our overall liquidity. We believe the ultimate resolution of restructuring or refinancing these near-term debt obligations could result in higher interest rates and other terms less favorable to us than our existing debt instruments.

Although we will attempt to restructure or refinance these debt obligations, we cannot assure our investors that we will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about our ability to continue as a going concern. If we are unable to restructure these upcoming debt maturities, we may not be able to continue our operations, may be unable to avoid filing for bankruptcy protection and/or may have an involuntary bankruptcy case filed against us.

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

We anticipate having to further amend or refinance the 2006 Credit Facility during 2009 in advance of the February 2010 maturity date of the 2006 Credit Facility. To the extent the current economic conditions continue, the interest rates, borrowing capacity and other terms of a new credit agreement may be less favorable than those terms that currently exist.

The table below represents our contractual obligations as of December 31, 2008, taking into consideration the classification effects of the amendments to the 2006 Credit Facility and the restructuring of the 5.25% Convertible Notes on these contractual obligations. The uncertainty related to our compliance with covenants under the 2006 Credit Facility and our ability to restructure our obligations under the 5.25% Convertible Notes required us to classify all of our long-term debt as current as of December 31, 2008 due to the cross default provisions governing our other indebtedness. However, as a result of the amendments to the 2006 Credit Facility and the restructuring of the 5.25% Convertible Notes in May 2009, the long-term debt balances as of June 30, 2009 are classified in the accompanying unaudited balance sheet based on the debt’s stated maturity. Accordingly, the contractual obligations table below schedules out our December 31, 2008 contractual obligations as if the December 31, 2008 balances of long-term debt were classified in the December 31, 2008 balance sheet based on stated maturities rather than all of our long-term debt being classified as current.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	(Amounts in thousands)
	2009	2010	2011	2012	2013	Thereafter	Total
Floor Plan Facilities (1)	$1,120,505	$—	$—	$—	$—	$—	$1,120,505
Long-Term Debt (2)	112,110	237,075	8,030	8,380	287,614	98,128	751,337
Letters of Credit	64,480	—	—	—	—	—	64,480
Estimated Interest Payments on Floor Plan Facilities (3)	7,931	—	—	—	—	—	7,931
Estimated Interest Payments on Long-Term Debt (4)	68,704	62,029	52,721	39,944	22,315	42,828	288,541
Operating Leases (Net of Sublease Rentals)	118,333	109,684	100,465	97,246	91,238	515,945	1,032,911
Construction Contracts	56,851	—	—	—	—	—	56,851
Other Purchase Obligations (5)	11,424	12,725	11,225	3,960	2,640	—	41,974
FIN 48 Liability (6)	500	—	—	—	—	22,745	23,245

Total	$1,560,838	$421,513	$172,441	$149,530	$403,807	$679,646	$3,387,775

(1)	Floor plan facilities include amounts classified as liabilities associated with assets held for sale.

(2)	Amounts represent scheduled maturities of long-term debt as of December 31, 2008 in future years. In our Current Report on Form 8-K filed May 28, 2009 the entire balance of $751.3 million was presented as a 2009 maturity due to the uncertainty related to restructuring the 5.25% Convertible Notes and future compliance with debt covenants.

(3)	Floor plan facilities balances (including amounts classified as liabilities associated with assets held for sale) are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2008 floor plan facilities balance, the weighted average interest rate for the fourth quarter of 2008 of 4.3% and the assumption that floor plan facilities balances at December 31, 2008 would be relieved within sixty days in connection with the sale of the associated vehicle inventory.

(4)	In amounts presented in our Current Report on Form 8-K filed May 28, 2009, estimated interest payments related to long-term debt were only listed for 2009 due to the current classification of the entire long-term debt balance. Amounts presented above reflect the expectation that interest payments will be made consistent with the maturities listed above in the row labeled “Long-Term Debt”.

(5)	Other Purchase Obligations include contracts for office supplies, utilities, and various other items or services.

(6)	Amount represents recorded liability, including interest and penalties, related to FIN 48. See Notes 1 and 7 to Consolidated Financial Statements in our Current Report on Form 8-K filed May 28, 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Off-Balance Sheet Arrangements

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Current Report on Form 8-K, dated May 28, 2009, for the year ended December 31, 2008 for a description of our off-balance sheet arrangements.

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

Interest Rate Risk

Our variable rate notes payable–floor plan, 2006 Credit Facility (as defined in our Current Report on Form 8-K dated May 28, 2009 for the year ended December 31, 2008) borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $549.3 million at June 30, 2009. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.6 million in the six-month period ended June 30, 2009. Of the total change in interest expense, approximately $2.2 million would have resulted from notes payable–floor plan.

In addition to our variable rate debt, as of June 30, 2009, approximately 19% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.

During the first quarter ended March 31, 2009, we settled two of our cash flow swaps with notional values totaling $200.0 million. The swaps were settled with a net settlement payment by us of approximately $16.5 million. This settlement loss was deferred and will be amortized into earnings through interest expense over the swaps’ initial remaining term.

At the end of the second quarter and six-month period ended June 30, 2009, the following interest rate swaps were outstanding:

Notional	Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$3.9	7.100%	one-month LIBOR	July 10, 2017
$25.0	5.160%	one-month LIBOR	September 1, 2012
$15.0	4.965%	one-month LIBOR	September 1, 2012
$25.0	4.885%	one-month LIBOR	October 1, 2012
$12.2	4.655%	one-month LIBOR	December 10, 2017
$9.1	6.860%	one-month LIBOR	August 1, 2017
$7.5	4.330%	one-month LIBOR	July 1, 2013

(1)	One-month LIBOR was 0.309% at June 30, 2009.

All cash flow swaps (fixed pay rate and variable receive rate), with the exception of the swap with a notional amount of $9.1 million, have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the swaps are recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The cash flow swap with a notional amount of $9.1 million was not designated as a hedging instrument and therefore changes in the fair value of this swap are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. The loss recognized related to this swap that was not designated as a hedging instrument for the second quarter ended June 30, 2009 was $0.3 million, compared to a gain of $2.1 million for the six-month period ended June 30, 2009.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

ITEM 1A	: - Risk Factors

In addition to the information below and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Exhibit 99.1, Item 1A of our Current Report on Form 8-K dated May 28, 2009 for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

If we do not restructure or obtain additional financing to satisfy our substantial debt obligations, we may not be able to continue as a going concern or we may be unable to avoid filing for bankruptcy protection.

On May 7, 2009, we completed a restructuring of our 5.25% convertible senior subordinated notes that matured on May 7, 2009 (the “5.25% Convertible Notes”). In conjunction with this restructuring, we paid cash of approximately $15.7 million, issued $85.6 million in 6.00% senior secured convertible notes due 2012 in two series (i.e., Series A and Series B) (the “6.00% Convertible Notes”) and issued 860,723 shares of Class A common stock to holders of our 5.25% Convertible Notes to satisfy our obligations under the 5.25% Convertible Notes. In addition, we executed an amendment to our revolving credit facility with Bank of America, NA, as administrative agent, and a syndicate of commercial banks and commercial finance entities (the “2006 Credit Facility”) which, among other things, permanently removes the requirement for us to deliver to the administrative agent under the 2006 Credit Facility an opinion of our independent registered public accounting firm with respect to our fiscal year ended December 31, 2008 without any “going concern” or like qualification. The amendment to the 2006 Credit Facility and a description of the 6.00% Convertible Notes are discussed further in Note 6 of the notes to the accompanying unaudited financial statements. Also in conjunction with the restructuring, we sold, in a private placement primarily to certain of our officers, directors and management employees, 487,796 shares of our Class A common stock at a price of $5.74 per share. We agreed to register the resale of the shares sold in the private placements and have filed a registration statement for such shares, which has been declared effective by the Securities and Exchange Commission.

We continue to explore options related to our other debt obligations with the assistance of a financial advisor. We are evaluating restructuring options for $160.0 million principal amount outstanding of 4.25% Convertible Notes that we may be required to repurchase at the option of the holders on November 30, 2010 and our 2006 Credit Facility that matures February 17, 2010. Although we will attempt to restructure these debt obligations to avoid events of default under one or more of these arrangements, we cannot assure our investors that we will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations and raise substantial doubt about our ability to continue as a going concern. If we are unable to restructure these upcoming debt maturities, we may not be able to continue our operations, may be unable to avoid filing for bankruptcy protection and/or may have an involuntary bankruptcy case filed against us.

Adverse conditions affecting one or more key manufacturers may negatively impact our profitability.

On June 1, 2009, General Motors Corp. and certain of its subsidiaries (“General Motors”) filed for Chapter 11 bankruptcy protection. As of June 30, 2009, we operated 33 General Motors franchises (under the Cadillac, Chevrolet, Hummer, Saab, Buick and Saturn nameplates) at 26 physical dealerships. Six of our General Motors dealerships, representing twelve franchises, including three Hummer franchises at multi-franchise dealerships, two Saab franchises at multi-franchise dealerships and one additional General Motors franchise at a multi-franchise dealership received letters stating that the franchise agreements between General Motors and us will not be continued by General Motors on a long-term basis. Subject to bankruptcy approval, General Motors has offered assistance with winding down the operations of these franchises in exchange for our execution of termination agreements. We executed all of the termination agreements. Assistance expected to be received from General Motors totals $3.3 million, none of which was recorded as a receivable from General Motors as of June 30, 2009 due to the uncertainty of bankruptcy court approval and certain conditions required for the payments to occur had not yet been satisfied. The termination agreements provide for the following:

•	The termination of the franchise agreement no earlier than January 1, 2010 and no later than October 31, 2010;

•	The assignment and assumption of the franchise agreement by the purchaser of General Motors’ assets;

•	The payment of financial assistance to the franchisee in installments in connection with the orderly winding down of the franchise operations;

•	The waiver of any other termination assistance of any kind that may have been required under the franchise agreement;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

•	The release of claims against General Motors or the purchaser of General Motors’ assets and their related parties;

•

The continuation of franchise operations pursuant to the franchise agreement, as supplemented by the termination agreement, through the effective date of termination of the franchise agreement, except that we shall not be entitled to order any new vehicles from General Motors or the purchaser of General Motors’ assets; and

•	A restriction on our ability to transfer the franchise agreement to another party.

For the remaining General Motors franchises we executed “continuation agreements” which require, among other things, that existing franchise agreements will expire no later than October 31, 2010. In consideration of the execution of the “continuation agreements” General Motors will recommend to the bankruptcy court the continuation or assumption of our existing franchise agreements, as amended by the “continuation agreements”. We cannot be assured that General Motors will renew our franchise agreements when they expire on October 31, 2010.

With the exception of product liability indemnifications, amounts owed to us through incentive programs, amounts currently owed to our franchises under their open accounts with General Motors and warranty claims occurring within 90 days prior to June 1, 2009, all amounts owed to us from General Motors were extinguished as a result of the execution of the termination and continuation agreements. A motion was made by General Motors to the bankruptcy court and the motion was granted by the bankruptcy court allowing General Motors to pay the claims noted above. As a result, we have been receiving payments related to pre-bankruptcy claims. However, we cannot give assurances that General Motors will continue to pay our pre-bankruptcy claims or that it will not encounter financial difficulties in the future that may affect us.

As our operations at the affected franchises that will not be renewed wind down, we may be required to accelerate depreciation expenses and record impairment charges related to, but not limited to, lease obligations, fixed assets, franchise assets, accounts receivable and inventory. These charges could have a material adverse impact on our results, financial position and cash flows.

On June 2, 2009, General Motors announced that Chinese equipment manufacturer Sichuan Tengzhong Heavy Industrial Machinery Co. (“STHIMC”) will buy its Hummer brand. As of June 30, 2009, we operated three Hummer franchises at three dealership locations. It is uncertain whether STHIMC will continue supporting the Hummer brand or whether STHIMC’s ownership of the Hummer brand will have a positive or negative impact on our Hummer franchises’ operations.

On June 5, 2009, General Motors announced that Penske Automotive Group (PAG), will buy its Saturn brand. As of June 5, 2009, we operated one Saturn franchise at one dealership location. It is uncertain whether PAG will continue supporting the Saturn brand or whether PAG’s ownership of the Saturn brand will have a positive or negative impact on our Saturn franchise’s operations.

On April 30, 2009, Chrysler LLC filed for bankruptcy protection and submitted a plan of reorganization. On June 10, 2009, Fiat SpA purchased a substantial portion of Chrysler’s assets which include rights related to our franchise agreements. As of June 30, 2009, we owned six Chrysler franchises at two dealership locations. It is uncertain whether Fiat will continue supporting the Chrysler brand or whether Fiat’s ownership of the Chrysler brand will have a positive or negative impact on our Chrysler franchises’ operations.

At June 30, 2009 we had the following balances recorded related to domestic manufacturers:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

(dollars in millions)
June 30, 2009
General Motors
New Vehicle Inventory	$100.1
Parts Inventory	10.7
Factory Receivables	6.0
Property and Equipment, net	21.0
Franchise Assets	16.7
Ford (including Volvo)
New Vehicle Inventory	55.8
Parts Inventory	3.9
Factory Receivables	3.4
Property and Equipment, net	9.3
Franchise Assets	2.2
Chrysler
New Vehicle Inventory	7.9
Parts Inventory	1.2
Factory Receivables	0.1
Property and Equipment, net	1.5
Franchise Assets	—

The manner in which these manufactures maintain relations with their franchisees may change as a result of the bankruptcy filings and subsequent emergence from bankruptcy. We can give no assurances that future practices of these manufactures will be consistent with the way they have historically operated.

In addition, we rely on the manufacturer captive finance companies associated with these domestic manufacturers for new vehicle floor plan financing. The changes in circumstances related to any of these domestic manufacturers could result in an attempt by the related captive finance company to terminate our floor plan financing, which would have a material adverse impact on our operations and liquidity.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the second quarter ended June 30, 2009:

	(in thousands, except price per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2009	10	$3.14	10	$44,624
May 2009	0	$—	0	$44,624
June 2009	0	$—	0	$44,624

Total	10	$—	10	$44,624

(1)	Shares repurchased were a result of the delivery of shares by employees and officers in satisfaction of withholding tax obligations upon vesting of restricted stock and restricted stock units.

(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

Share repurchases and the payment of dividends are expressly prohibited by the latest amendment to our 2006 Credit Facility and under the terms of our 6.00% Convertible Notes. See our Current Report on Form 8-K dated May 4, 2009 which discusses the issuance of Class A common stock related to the redemption of our 5.25% Convertible Notes and the issuance of Class A common stock for cash in a private placement.

Item 4:	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 11, 2009, Mr. O. Bruton Smith, Mr. B. Scott Smith, Mr. David B. Smith, Mr. William I. Belk, Mr. William R. Brooks, Mr. Victor H. Doolan, Mr. Robert Heller, Mr. Robert L. Rewey and Mr. David C. Vorhoff were voted on by Sonic’s stockholders for the position of Director.

	Votes For	Votes Withheld
Election of O. Bruton Smith	135,545,787	6,113,371
Election of B. Scott Smith	135,423,278	6,235,880
Election of David B. Smith	135,379,706	6,279,452
Election of William P. Belk	135,460,138	6,199,020
Election of William R. Brooks	135,422,035	6,237,123
Election of Victor H. Doolan	135,475,559	6,183,599
Election of Robert Heller	135,471,896	6,187,262
Election of Robert L. Rewey	141,040,499	618,659
Election of David C. Vorhoff	141,041,714	617,444

In addition to the election of the nine directors, the stockholders approved the following proposals:

•	an Amended and Restated Sonic Automotive, Inc. Incentive Compensation Plan;

•	an Amended and Restated Sonic Automotive, Inc. 2004 Stock Incentive Plan that increases the shares issuable thereunder from 3,000,000 to 5,000,000 shares, and approve other related revisions;

•

an Amended and Restated Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for non-employee directors that increases the shares issuable thereunder from 90,000 to 340,000 shares; limits the maximum number of shares that can be granted to a non-employee director during 2009 to 15,000 shares and makes other revisions;

•	Approves the appointment of Ernst & Young LLP as Sonic’s independent accountants for the fiscal year ending December 31, 2009;

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Amended and Restated Sonic Automotive, Inc. Incentive Compensation	134,842,075	6,638,921	178,162	—
Amended and Restated Sonic Automotive, Inc. 2004 Stock Incentive Plan	125,665,777	9,521,788	175,343	6,296,250
Amended and Restated Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for the Non-Employee Director	131,100,731	4,082,576	179,601	6,296,250
Ratification of Ernst & Young LLP as the independent public accounting firm	141,350,812	302,881	5,465	—

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6:	Exhibits.

(a) Exhibits:

Exhibit No.	Description

4.1	Indenture, dated as of May 7, 2009, among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to Sonic’s registration statement on Form S-3 (Reg. No. 333-160452) (the “Form S-3”)).

4.2	Form of Series A Note and Series B Note (incorporated by reference to Exhibit 4.5 to the Form S-3).

4.3	Registration Rights Agreement (Equity), dated as of May 7, 2009, by and among Sonic Automotive, Inc. and the subscribers set forth on the signature page thereto (incorporated by reference to Exhibit 4.7 to the Form S-3).

4.4	Registration Rights Agreement (Debt), dated as of May 7, 2009, by and among Sonic Automotive, Inc. and subscribers set forth on the signature page thereto (incorporated by reference to Exhibit 4.8 to the Form S-3).

4.5	Security Agreement, dated as of May 7, 2009, among Sonic Automotive, Inc., the subsidiaries party thereto and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed May 13, 2009 (the “May 8-K”)).

4.6	Securities Pledge Agreement, dated as of May 7, 2009, among Sonic Automotive, Inc., the subsidiaries party thereto and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 to the May 8-K).

4.7	Security Agreement (Escrowed Equity), dated as of May 7, 2009, among Sonic Automotive, Inc., the subsidiaries party thereto and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to the May 8-K).

10.1	Amendment No. 5 to Credit Agreement dated May 4, 2009

10.2 (1)	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675)).

10.3 (1)	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).

10.4 (1)	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008

10.5 (1)	Form of Stock Purchase Agreement, dated as of May 4, 2009, between Sonic Automotive, Inc. and the selling securityholders identified therein (incorporated by reference to Exhibit 4.12 to the Form S-3).

(1)	Indicates a management contract or compensatory plan or arrangement.

Exhibit No.	Description

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates a management contract or compensatory plan or arrangement.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of Exhibit 99.1 in our Current Report on Form 8-K dated May 28, 2009 and Item 1A of this Form 10-Q and elsewhere in this report, as well as:

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

SONIC AUTOMOTIVE, INC.

Date: August 10, 2009	By:	/s/ O. Bruton Smith
O. Bruton Smith Chairman and Chief Executive Officer

Date: August 10, 2009	By:	/s/ David P. Cosper
David P. Cosper Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

4.1	Indenture, dated as of May 7, 2009, among Sonic Automotive, Inc., the guarantors set forth on the signature pages thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to Sonic’s registration statement on Form S-3 (Reg. No. 333-160452) (the “Form S-3”)).

4.2	Form of Series A Note and Series B Note (incorporated by reference to Exhibit 4.5 to the Form S-3).

4.3	Registration Rights Agreement (Equity), dated as of May 7, 2009, by and among Sonic Automotive, Inc. and the subscribers set forth on the signature page thereto (incorporated by reference to Exhibit 4.7 to the Form S-3).

4.4	Registration Rights Agreement (Debt), dated as of May 7, 2009, by and among Sonic Automotive, Inc. and subscribers set forth on the signature page thereto (incorporated by reference to Exhibit 4.8 to the Form S-3).

4.5	Security Agreement, dated as of May 7, 2009, among Sonic Automotive, Inc., the subsidiaries party thereto and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed May 13, 2009 (the “May 8-K”)).

4.6	Securities Pledge Agreement, dated as of May 7, 2009, among Sonic Automotive, Inc., the subsidiaries party thereto and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 to the May 8-K).

4.7	Security Agreement (Escrowed Equity), dated as of May 7, 2009, among Sonic Automotive, Inc., the subsidiaries party thereto and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to the May 8-K).

10.1	Amendment No. 5 to Credit Agreement dated May 4, 2009

10.2 (1)	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675)).

10.3 (1)	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).

10.4 (1)	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008

10.5 (1)	Form of Stock Purchase Agreement, dated as of May 4, 2009, between Sonic Automotive, Inc. and the selling securityholders identified therein (incorporated by reference to Exhibit 4.12 to the Form S-3).

(1)	Indicates a management contract or compensatory plan or arrangement.

Exhibit No.	Description

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates a management contract or compensatory plan or arrangement.