Form 10-Q
period 2009-09-30
SONIC AUTOMOTIVE INC
filed 2009-10-30
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13395

SONIC AUTOMOTIVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	56-2010790
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6415 Idlewild Road, Suite 109, Charlotte, North Carolina	28212
(Address of principal executive offices)	(Zip Code)
(704) 566-2400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such file).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
As of October 28, 2009, there were 40,099,559 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements.
SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands except per share amounts)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenues:
New vehicles	$942,471	$825,367	$2,978,886	$2,169,646
Used vehicles	308,158	365,501	994,906	1,034,444
Wholesale vehicles	64,995	33,220	216,378	97,478

Total vehicles	1,315,624	1,224,088	4,190,170	3,301,568
Parts, service and collision repair	256,867	255,372	787,928	768,003
Finance, insurance and other	43,259	41,302	139,355	110,663

Total revenues	1,615,750	1,520,762	5,117,453	4,180,234
Cost of Sales:
New vehicles	(878,485)	(765,116)	(2,777,201)	(2,017,510)
Used vehicles	(282,275)	(336,949)	(906,709)	(948,463)
Wholesale vehicles	(66,249)	(35,003)	(220,417)	(100,741)

Total vehicles	(1,227,009)	(1,137,068)	(3,904,327)	(3,066,714)
Parts, service and collision repair	(129,381)	(126,226)	(396,778)	(383,793)

Total cost of sales	(1,356,390)	(1,263,294)	(4,301,105)	(3,450,507)
Gross profit	259,360	257,468	816,348	729,727
Selling, general and administrative expenses	(220,413)	(203,694)	(656,799)	(588,834)
Impairment charges	(25,476)	(339)	(25,809)	(4,164)
Depreciation and amortization	(8,286)	(8,080)	(23,562)	(24,523)

Operating income	5,185	45,355	110,178	112,206
Other income (expense):
Interest expense, floor plan	(8,987)	(4,324)	(31,591)	(14,368)
Non-cash interest expense, convertible debt	(2,696)	7,818	(7,991)	1,556
Interest expense, other, net	(15,859)	(19,305)	(40,803)	(57,496)
Other income (expense), net	(9)	2,442	88	2,504

Total other expense	(27,551)	(13,369)	(80,297)	(67,804)

Income from continuing operations before taxes	(22,366)	31,986	29,881	44,402
Income tax provision	7,301	(13,506)	(13,598)	(19,093)

Income from continuing operations	(15,065)	18,480	16,283	25,309
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(17,878)	(3,848)	(30,581)	(10,681)
Income tax (provision) benefit	5,977	962	9,174	2,670

Loss from discontinued operations	(11,901)	(2,886)	(21,407)	(8,011)

Net income	$(26,966)	$15,594	$(5,124)	$17,298

Basic earnings per share:
Earning (loss) per share from continuing operations	$(0.38)	$0.43	$0.40	$0.61
Loss per share from discontinued operations	(0.29)	(0.06)	(0.53)	(0.19)

Earning (loss) per share	$(0.67)	$0.37	$(0.13)	$0.42

Weighted average common shares outstanding	40,138	42,305	40,447	41,130

Diluted earnings per share:
Earnings (loss) per share from continuing operations	$(0.38)	$0.22	$0.40	$0.42
Loss per share from discontinued operations	(0.29)	(0.05)	(0.53)	(0.16)

Earnings (loss) per share	$(0.67)	$0.17	$(0.13)	$0.26

Weighted average common shares outstanding	40,138	63,195	40,626	52,529

Dividends declared per common share	$0.12	$—	$0.36	$—
See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31,	September 30,
	2008 (1)	2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,971	$614
Restricted cash	—	106,913
Receivables, net	247,025	163,161
Inventories	916,837	657,475
Assets held for sale	406,576	176,128
Other current assets	16,822	16,900

Total Current Assets	1,594,231	1,121,191
Property and Equipment, net	369,892	378,170
Goodwill	327,007	403,048
Other Intangible Assets, net	82,328	79,685
Other Assets	32,087	22,674

Total Assets	$2,405,545	$2,004,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$208,438	$156,743
Notes payable — floor plan — non-trade	712,585	448,316
Trade accounts payable	53,215	51,977
Accrued interest	17,096	9,456
Other accrued liabilities	207,627	162,944
Liabilities associated with assets held for sale — trade	65,405	24,503
Liabilities associated with assets held for sale — non-trade	134,077	28,620
Current maturities of long-term debt	738,447	105,750

Total Current Liabilities	2,136,890	988,309
Long-Term Debt	—	556,243
Other Long-Term Liabilities	71,132	109,562
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 42,922,557 shares issued and 28,063,141 shares outstanding at December 31, 2008; 54,986,875 shares issued and 40,099,559 shares outstanding at September 30, 2009	429	550
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,400,000 shares issued and 12,029,375 shares outstanding at December 31, 2008 and September 30, 2009	121	121
Paid-in capital	537,022	662,895
Accumulated deficit	(66,900)	(49,430)
Accumulated other comprehensive income	(36,635)	(26,907)
Treasury stock, at cost (14,859,416 Class A shares held at December 31, 2008 and 14,887,317 Class A shares held at September 30, 2009)	(236,514)	(236,575)

Total Stockholders’ Equity	197,523	350,654

Total Liabilities and Stockholders’ Equity	$2,405,545	$2,004,768

(1)	Restated for the adoption effects of ASC 470, “Debt”.
See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

								Accumulated
	Class A		Class B					Other	Total	Compre-
	Common Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	hensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity	Income
BALANCE AT DECEMBER 31, 2008	42,923	$429	12,029	$121	$502,985	$(40,597)	$(236,514)	$(36,635)	$189,789
ASC 470 adoption	—	—	—	—	34,037	(26,303)	—	—	7,734

BALANCE AT DECEMBER 31, 2008 (1)	42,923	429	12,029	121	537,022	(66,900)	(236,514)	(36,635)	197,523
Shares awarded under stock compensation plans	104	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(61)	—	(61)	—
Income tax benefit associated with convertible note hedge	—	—	—	—	4,442	—	—	—	4,442	—
Fair value of interest rate swap agreements, net of tax expense of $5,859	—	—	—	—	—	—	—	9,728	9,728	9,728
Issuance of Common Stock	11,699	117	—	—	105,642	—	—	—	105,759	—
ASC 470 derecognition – 4.25% Convertible Notes	—	—	—	—	(5,500)	—	—	—	(5,500)	—
ASC 470 – 5.0% Convertible Notes	—	—	—	—	19,235	—	—	—	19,235	—
Stock-based compensation expense	—	—	—	—	437	—	—	—	437	—
Restricted stock amortization, net of forfeitures	—	—	—	—	1,620	—	—	—	1,620	—
Net income	—	—	—	—	—	17,298	—	—	17,298	17,298
Other	261	4	—	—	(3)	172	—	—	173	—

BALANCE AT SEPTEMBER 30, 2009	54,987	$550	12,029	$121	$662,895	$(49,430)	$(236,575)	$(26,907)	$350,654	$27,026

(1)	Restated for the adoption effects of ASC 470, “Debt”.
See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008 (1)	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(5,124)	$17,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	26,418	24,905
Provision for bad debt expense	2,072	1,255
Other amortization	966	1,242
Debt issuance cost amortization	909	9,909
Debt discount amortization, net of premium amortization	8,710	9,957
Stock — based compensation expense	2,102	437
Amortization of restricted stock	4,206	1,802
Restricted stock forfeiture	(106)	(182)
Deferred income taxes	(23,728)	(2,390)
Equity interest in earnings of investees	(279)	(501)
Asset impairment charges	41,721	9,116
(Gain) Loss on disposal of franchises and property and equipment	2,579	(226)
Gain on retirement of debt	—	(2,095)
Loss on exit of leased dealerships	16,440	7,511
Derivative liability – 6.0% Convertible Notes, fair value adjustments	—	(11,300)
Changes in assets and liabilities that relate to operations:
Receivables	130,612	68,535
Inventories	54,156	383,205
Other assets	2,325	(24,362)
Notes payable — floor plan — trade	(77,668)	(92,597)
Trade accounts payable and other liabilities	(27,964)	41,207

Total adjustments	163,471	425,428

Net cash provided by operating activities	158,347	442,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(22,929)	—
Purchases of property and equipment	(122,312)	(36,048)
Proceeds from sales of property and equipment	2,156	1,797
Proceeds from sale of franchises	23,851	22,839
Distributions from equity investees	600	300

Net cash used in investing activities	(118,634)	(11,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable floor plan — non-trade	(62,095)	(369,726)
Borrowings on revolving credit facilities	703,132	534,585
Repayments on revolving credit facilities	(703,961)	(584,854)
Proceeds from long-term debt	56,913	167,039
Payments on long-term debt	(7,807)	(162,948)
Increase in restricted cash	—	(106,913)
Settlement of cash flow swaps	—	(16,454)
Purchases of treasury stock	(28,636)	(61)
Income tax benefit associated with stock compensation plans	1,195	—
Income tax benefit associated with convertible hedge	1,625	4,442
Issuance of shares under stock compensation plans	5,147	—
Issuance of common stock	—	101,812
Dividends paid	(14,399)	(4,893)

Net cash provided used in financing activities	(48,886)	(437,971)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,173)	(6,357)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,514	6,971

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,341	$614

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax (benefit) / expense of $216 and $5,859 for the nine month period ended September 30, 2008 and 2009, respectively)	$(352)	$9,728
Issuance of shares related to debt refinance	$—	$3,947
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of amount capitalized	$87,590	$90,116
Income taxes	$12,804	$(21,229)

(1)	Restated for the adoption effects of ASC 470, “Debt”.
See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying unaudited condensed consolidated financial information for the third quarter and nine-month periods ended September 30, 2008 and 2009 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic for the year ended December 31, 2008, which were included in Sonic’s Current Report on Form 8-K furnished to the SEC on August 21, 2009.
     Recent Developments — On September 23, 2009, Sonic issued $172.5 million in principal of 5.0% Convertible Senior Notes due 2029 (the “5.0% Convertible Notes”) and 10,350,000 shares of Class A common stock. Net proceeds received from the issuance of the 5.0% Convertible Notes were $167.0 million and net proceeds received from the issuance of 10,350,000 shares of Class A common stock were $99.4 million. Proceeds from these issuances have been used to repurchase $143.0 million of 4.25% Convertible Senior Subordinated Notes due 2015 (the “4.25% Convertible Notes”), plus accrued interest, and to repay approximately $15.0 million of amounts outstanding on Sonic’s 2006 Credit Facility (as defined herein) during the third quarter ended September 30, 2009. Subsequent to the end of the third quarter, on October 28, 2009, we used certain of the remaining proceeds to redeem the 6.0% Convertible Notes pursuant to a redemption notice issued to note holders in September 2009. The remaining proceeds will be used to repurchase the remaining $17.0 million in principal balance of the 4.25% Convertible Notes outstanding and/or applied to further reduce Sonic’s borrowings under its 2006 Credit Facility.
     On June 1, 2009, General Motors Corp. and certain of its subsidiaries (“General Motors”) filed for Chapter 11 bankruptcy protection. On July 10, 2009, General Motors emerged from bankruptcy as the new General Motors Company, with the former General Motors Corp. henceforth known as Motors Liquidation Company. With the exception of the sale of the Hummer and the discontinuation of the Saturn brand discussed below, the new General Motors expects to continue its current brand portfolio going forward. However, Sonic is unable to predict what impact the discontinuation or sale of additional brands in the future will have on its operations. As of September 30, 2009, Sonic operated 33 General Motors franchises (under the Cadillac, Chevrolet, Hummer, Saab, Buick and Saturn nameplates) at 26 physical dealerships. Six of Sonic’s General Motors dealerships, representing twelve franchises, including three Hummer franchises at multi-franchise dealerships, two Saab franchises at multi-franchise dealerships and one additional General Motors franchise at a multi-franchise dealership received letters stating that the franchise agreements between General Motors and Sonic will not be continued by General Motors on a long-term basis. General Motors has offered assistance with winding down the operations of these franchises in exchange for Sonic’s execution of termination agreements. Sonic executed all of the termination agreements. Total assistance to be received from General Motors totals $3.3 million, of which $0.7 million was received as of September 30, 2009. The remaining assistance has not been recorded as a receivable from General Motors as of September 30, 2009 as certain conditions required for the payments to occur had not yet been satisfied. The termination agreements provide for the following:
•	The termination of the franchise agreement no earlier than January 1, 2010 and no later than October 31, 2010;

•	The assignment and assumption of the franchise agreement by the new General Motors Company;

•	The payment of financial assistance to the franchisee in installments in connection with the orderly winding down of the franchise operations;

•	The waiver of any other termination assistance of any kind that may have been required under the franchise agreement;

•	The release of claims against Motors Liquidation Company or the new General Motors Company and their related parties;

•	The continuation of franchise operations pursuant to the franchise agreement, as supplemented by the termination

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
agreement, through the effective date of termination of the franchise agreement, except that Sonic shall not be entitled to order any new vehicles from Motors Liquidation Company or the new General Motors Company; and

•	A restriction on Sonic’s ability to transfer the franchise agreement to another party.
     For the remaining General Motors franchises Sonic executed “continuation agreements” which require, among other things, that existing franchise agreements will expire no later than October 31, 2010. In consideration of the execution of the “continuation agreements” General Motors recommended to the bankruptcy court the continuation or assumption of Sonic’s existing franchise agreements, as amended by the “continuation agreements”. All of Sonic’s franchises that executed “continuation agreements” were assumed by the post-bankruptcy new General Motors Company. Sonic expects its franchises which executed “continuation agreements” to be renewed after October 31, 2010 by the new General Motors Company.
     With the exception of: (1) product liability indemnifications; (2) amounts owed to Sonic through incentive programs; (3) amounts currently owed to Sonic’s franchises under their open accounts with General Motors and; (4) warranty claims occurring within 90 days prior to June 1, 2009, all amounts owed to Sonic from General Motors were extinguished as a result of the execution of the termination and continuation agreements. A motion was made by General Motors to the bankruptcy court and the motion was granted by the bankruptcy court allowing General Motors to pay the claims noted in (1) — (4) above. As a result, Sonic has received payments related to all pre-bankruptcy claims.
     On June 2, 2009, General Motors announced that Chinese equipment manufacturer Sichuan Tengzhong Heavy Industrial Machinery Co. (“STHIMC”) will buy its Hummer brand. On October 9, 2009, the two parties signed a definitive purchase agreement. As of September 30, 2009, Sonic operated three Hummer franchises at three dealership locations. It is uncertain whether STHIMC will continue supporting the Hummer brand or whether STHIMC’s ownership of the Hummer brand will have a positive or negative impact on Sonic’s Hummer franchises’ operations.
     On June 5, 2009, General Motors announced that Penske Automotive Group (“PAG”) would buy its Saturn brand. However, on September 30, 2009 General Motors announced PAG will not purchase the Saturn brand and they plan to discontinue the Saturn brand. As of September 30, 2009, Sonic operated one Saturn franchise at one dealership location.
     Results of operations of the General Motors franchises that received termination letters or otherwise will be shut down are classified in continuing operations and will continue to be classified in continuing operations until the related business operations are wound down. Revenues associated with the General Motors franchises that received termination letters or otherwise will be shut down for the third quarter ended September 30, 2008 and 2009 were approximately $44.2 million and $31.1 million, respectively. Revenues associated with the General Motors franchises that received termination letters for the nine-month periods ended September 30, 2008 and 2009 were approximately $138.1 million and $94.9 million, respectively.
     As Sonic’s operations at the affected franchises that will not be renewed or will be discontinued wind down, Sonic may be required to accelerate depreciation expenses and record impairment charges related to, but not limited to, lease obligations, fixed assets, franchise assets, accounts receivable and inventory.
     On April 30, 2009, Chrysler LLC filed for bankruptcy protection and submitted a plan of reorganization. On June 10, 2009, Fiat SpA purchased a substantial portion of Chrysler’s assets which include rights related to Sonic’s franchise agreements. It is uncertain whether Fiat will continue supporting the Chrysler brand or whether Fiat’s ownership of the Chrysler brand will have a positive or negative impact on Sonic’s Chrysler franchises’ operations. In conjunction with Chrysler’s reorganization efforts in the second quarter of 2009, three franchise agreements associated with one of Sonic’s dealership locations were terminated. The result of these franchise terminations was not material to Sonic’s results of operations, balance sheet or cash flows for the third quarter ended September 30, 2009. As of September 30, 2009, Sonic owned six Chrysler franchises at two dealership locations.
     Reclassifications — The statement of income for the third quarter and nine-month period ended September 30, 2008 reflects the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to September 30, 2008. The statement of income for the third quarter and nine-month period ended September 30, 2008 also reflects the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of September 30, 2008, but which Sonic has decided to retain and operate as of September 30, 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Recent Accounting Pronouncements — Effective July 1, 2009, the Accounting Standards Codification (“ASC”) has become the sole source of authoritative U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The ASC only affects the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.
     Sonic adopted the provisions of ASC 470, “Debt”, as of January 1, 2009. ASC 470 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under ASC 815, “Derivatives and Hedging”. ASC 470 requires that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the effective interest method.
     The provisions of ASC 470 apply to Sonic’s 4.25% Convertible Senior Subordinated Notes due 2015 (the “4.25% Convertible Notes”), 5.0% Convertible Senior Subordinated Notes due October 2029 (the “5.0% Convertible Notes”) and 5.25% Senior Subordinated Convertible Notes due May 2009 (the “5.25% Convertible Notes”). In conjunction with the adoption of ASC 470, Sonic estimated the nonconvertible borrowing rates related to its 4.25% Convertible Notes and 5.25% Convertible Notes to be 8.0% and 10.0%, respectively. Accordingly, the fair value of the equity component of the 4.25% Convertible Notes was $25.1 million ($15.1 million, net of tax) at the date of issuance of the 4.25% Convertible Notes and the fair value of the equity component of the 5.25% Convertible Notes was $31.6 million ($19.0 million, net of tax) at the date of the issuance of the 5.25% Convertible Notes. ASC 470 requires retrospective treatment of its provisions to all periods presented. Therefore, previously reported balances (prior to January 1, 2009), have been adjusted to effectively record a debt discount equal to the fair value of the equity component, a deferred tax liability for the tax effect of the recorded debt discount and an increase to paid-in capital for the tax-effected fair value of the equity component as of the date of issuance of the underlying notes. Previously reported balances have also been adjusted to provide for the amortization of the debt discount through interest expense and the associated decrease in the deferred tax liability recorded through income tax expense.
     As of December 31, 2008, the unamortized debt discount associated with ASC 470 related to the 4.25% Convertible Notes and the 5.25% Convertible Notes was $10.8 million and $2.1 million, respectively. As of September 30, 2009, the unamortized debt discount associated with ASC 470 related to the 4.25% Convertible Notes was $0.6 million and the debt discount associated with the 5.25% Convertible Notes had been fully amortized as a result of the restructuring of the notes on May 7, 2009. The unamortized discount at September 30, 2009 will be amortized through interest expense into earnings over the remaining expected term of the convertible notes, which is through November 2010 for the 4.25% Convertible. A summary of the effect of applying these provisions on our prior and current period consolidated statements of income is as follows:

								(dollars in thousands)		(dollars in thousands)
	(dollars in thousands)							Third Quarter Ended		Nine Month Period Ended
	Twelve Months Ended December 31,							September 30,		September 30,
	2002	2003	2004	2005	2006	2007	2008	2008	2009	2008	2009

Increase in Interest Expense	(2,108)	(3,530)	(3,899)	(4,656)	(9,044)	(9,898)	(10,704)	(2,696)	(1,379)	(7,991)	(6,115)
Tax Benefit	843	1,412	1,560	1,862	3,617	3,959	4,282	1,078	552	3,196	2,446
Effect on Net Income	(1,265)	(2,118)	(2,339)	(2,794)	(5,427)	(5,939)	(6,422)	(1,618)	(827)	(4,795)	(3,669)
     In June 2008, the FASB issued ASC 260, “Earnings Per Share”, under which unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. This pronouncement is effective for fiscal years beginning after December 31, 2008 and interim periods within those years and requires that all prior period earnings per share disclosures be adjusted retroactively to apply the two-class method of computing earnings per share. The adoption of this standard resulted in no material changes in the prior period or the current year period presentation of earnings per share.
     In March 2008, the FASB issued ASC 815, “Derivatives and Hedging”, which changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. This pronouncement is effective for fiscal years beginning after November 15, 2008. Sonic’s adoption did not have a material impact on its consolidated operating results, financial position or cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In December 2007, the FASB issued ASC 805, “Business Combinations”, which provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Also in December 2007, the FASB issued ASC 810, “Consolidation”, which provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. These pronouncements are effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. Sonic’s adoption of these standards did not materially impact its consolidated operating results, financial position and cash flows.
     Sonic’s adoption of the provisions of ASC 820, “Fair Value Measurements and Disclosures”, on January 1, 2008, related to fair value measurements and related disclosures of financial assets and liabilities, did not have a material impact on its financial statements. Sonic’s adoption of the provisions of this pronouncement related to nonfinancial assets and liabilities on January 1, 2009, affects, among other items, the valuation of goodwill, franchise assets and fixed assets when assessing for impairments and the valuation of assets acquired and liabilities assumed in business combinations.
     Sonic adopted ASC 855, “Subsequent Events”, in the second quarter of 2009. ASC 855 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 11 for the related disclosures. The adoption of this standard did not have a material impact on Sonic’s financial statements.
     Restricted Cash — As of September 30, 2009, we had approximately $106.9 million of restricted cash available to extinguish existing debt. We used $88.1 million to redeem the 6.0% Convertible Notes on October 28, 2009. The remaining $18.8 million will either be used to repurchase the remaining 4.25% Convertible Notes and/or repay balances outstanding under our 2006 Credit Facility.
     Derivative Instruments and Hedging Activities — Sonic utilizes derivative financial instruments to manage its capital structure and interest rate risk. The types of risks hedged are primarily related to the variability of cash flows caused by movements in LIBOR-based interest rates. Sonic documents its risk management strategy and assesses hedge effectiveness and the fair value of the derivatives at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Condensed Consolidated Balance Sheets. The changes in fair value of the effective portion of the cash flow hedges are reported as a component of accumulated other comprehensive loss.
     At September 30, 2009, Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these positions at September 30, 2009 was a liability of $33.5 million and the effect is recorded, net of tax of $12.3 million, in accumulated other comprehensive income in the accompanying Condensed Consolidated Balance Sheets (see Note 10). Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

Notional	Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$3.9	7.100%	one-month LIBOR	July 10, 2017
$25.0	5.160%	one-month LIBOR	September 1, 2012
$15.0	4.965%	one-month LIBOR	September 1, 2012
$25.0	4.885%	one-month LIBOR	October 1, 2012
$12.1	4.655%	one-month LIBOR	December 10, 2017
$9.0	6.860%	one-month LIBOR	August 1, 2017
$7.4	4.330%	one-month LIBOR	July 1, 2013

(1)	One-month LIBOR was 0.246% at September 30, 2009.
     Measurements of hedge effectiveness for the Fixed Swaps are based on comparisons between the gains or losses of the actual interest rate swaps and the gains or losses of hypothetical interest rate swaps, which have the exact same critical terms

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of the defined hedged items. To the extent that the hedge becomes ineffective, amounts in accumulated other comprehensive loss are reclassified to interest expense in the accompanying Condensed Consolidated Statements of Income. During the third quarter and nine-month period ending September 30, 2009, certain cash flow swaps were ineffective due to temporary reductions in LIBOR-based debt balances, resulting in a charge of $0.3 million to interest expense in the third quarter and nine-month period ending September 30, 2009.
     All the Fixed Swaps, with the exception of one with a notional amount of $9.0 million, have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps have been recorded in accumulated other comprehensive income, net of related income taxes, in the Condensed Consolidated Statement of Stockholders’ Equity. The net interest payment amounts related to the Fixed Swaps reclassified out of accumulated other comprehensive income into results of operations for the third quarter and nine-month period ended September 30, 2008 were $5.0 million and $9.2 million, compared to $6.6 million and $19.5 million for the third quarter and nine-month period ended September 30, 2009, respectively. The amount expected to be reclassified out of accumulated other comprehensive income into earnings (through interest expense, other) in the next twelve months is approximately $16.4 million.
     The effect of the mark-to-market adjustment related to the $9.0 million swap for which hedge accounting was not applied resulted in an increase in expense of $0.3 million in the third quarter ended September 30, 2009 and a decrease in expense of $1.8 million in the nine-month period ended September 30, 2009. The mark-to-market effect on expense is included in selling general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
     In conjunction with the May 7, 2009 debt restructuring, Sonic was required to record a derivative liability associated with embedded features in its 6.0% Convertible Notes. These embedded features included a convertible feature and a series of puts. The derivative liability was originally recorded at fair value of $11.3 million at inception; however as of September 30, 2009, the derivative liability had been extinguished as a result of Sonic’s redemption notice delivered to holders of the 6.0% Convertible Notes, obligating Sonic to repay the 6.0% Convertible Notes at 100% of par during the fourth quarter of 2009. The change in fair value during the third quarter of $11.4 million was recorded as a benefit to non-cash interest expense in the accompanying consolidated statements of income for the third quarter and nine-month period ending September 30, 2009.
     Operating Lease Accruals — Operating lease accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these operating lease accruals consists of the following:

(dollars in
thousands)
Balance, December 31, 2008	$19,882
Lease exit expense	7,511
Payments	(3,759)

Balance, September 30, 2009	$23,634

     Income Tax Expense — The overall effective tax rates for the quarter and nine-month periods ended September 30, 2008 and 2009 are higher than statutory rates due to the effect of state income taxes.
2. DISCONTINUED OPERATIONS
     Dispositions — The operating results of franchises held for sale are included in the loss from discontinued operations in Sonic’s statements of income. Assets to be disposed of in connection with franchises held for sale but not yet sold have been classified in assets held for sale in Sonic’s balance sheets along with other assets held for sale. The major components of assets held for sale consist of the following:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	December 31,	September 30,
	2008	2009
Inventories	$207,308	$68,543
Property and equipment, net	39,094	32,769
Goodwill	154,940	71,082
Franchise assets	5,234	3,734

Assets held for sale	$406,576	$176,128

     Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable — floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

		(dollars in thousands)
	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Income from operations	$528	$1,707	$543	$1,593
Loss on disposal of franchises	(137)	(103)	(3,080)	(572)
Lease exit charges	(10,927)	(5,171)	(12,444)	(6,751)
Property impairment charges	(4,842)	(74)	(6,897)	(2,271)
Goodwill impairment charges	—	(207)	—	(2,680)
Franchise agreement and other impairments	(2,500)	—	(6,800)	—
Favorable lease asset impairment charges	—	—	(1,903)	—

Pre-tax loss	$(17,878)	$(3,848)	$(30,581)	$(10,681)

Total Revenues	$244,947	$183,153	$845,569	$544,357

     Lease exit charges recorded for the third quarter and nine-month period ended September 30, 2008 and 2009 relate to the revision of estimates and establishment of lease exit accruals. The lease exit accruals are calculated by either discounting the remaining lease payments, net of estimated sublease proceeds or estimating the amount necessary to satisfy the lease commitment to the landlord. For a discussion of property impairment charges, see Note 4 and for a discussion of goodwill impairment charges and favorable lease asset impairment charges see Note 5.
     Sonic allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the third quarter ended September 30, 2008 and 2009 was $1.5 million and $1.8 million, respectively. Interest allocated to discontinued operations for the nine-month period ended September 30, 2008 and 2009 was $4.8 million and $8.1 million, respectively.
3. Inventories
     Inventories consist of the following:

	(dollars in thousands)
	December 31,	September 30,
	2008	2009
New vehicles	$910,462	$457,882
Used vehicles	87,895	161,710
Parts and accessories	57,057	52,104
Other	68,731	54,322

	$1,124,145	$726,018
Less inventories classified as assets held for sale	(207,308)	(68,543)

Inventories	$916,837	$657,475

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
     Property and equipment consists of the following:

	(dollars in thousands)
	December 31,	September 30,
	2008	2009
Land	$63,153	$62,162
Building and improvements	308,530	318,608
Office equipment and fixtures	68,054	75,107
Parts and service equipment	54,577	55,063
Company vehicles	8,700	8,358
Construction in progress	30,989	37,977

Total, at cost	534,003	557,275
Less accumulated depreciation	(125,017)	(146,336)

Subtotal	408,986	410,939
Less assets held for sale	(39,094)	(32,769)

Property and equipment, net	$369,892	$378,170

     Property and equipment impairment charges of approximately $0.4 million and $4.3 million were recorded in the third quarter and nine-month period ended September 30, 2009. In the third quarter ended September 30, 2009, $0.1 million was included in discontinued operations and $0.3 million was included within impairment charges in the accompanying Condensed Consolidated Statements of Income. Of the $4.3 million recorded in the nine-month period ended September 30, 2009, $2.3 million was included in discontinued operations and $2.0 million was included within impairment charges in the accompanying Condensed Consolidated Statements of Income.
     Property and equipment impairment charges of approximately $18.4 million and $20.8 million were recorded in the third quarter and nine-month period ended September 30, 2008. In the third quarter ended September 30, 2008, $4.8 million was included in discontinued operations and $13.6 million was included in continuing operations in the accompanying Condensed Consolidated Statements of Income. Of the $20.8 million recorded in the nine-month period ended September 30, 2008, $6.9 million was included in discontinued operations and $13.9 million was included within impairment charges in the accompanying Condensed Consolidated Statements of Income.
     The impairment charges recorded in discontinued operations in all periods discussed above were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of associated franchises and recorded values. The impairment charges (significantly related to dealership franchises to be discontinued in future periods based on notifications from General Motors) recorded in continuing operations during the third quarter and nine-month period ended September 30, 2009 were recorded based on Sonic’s belief that the value of the impaired property and equipment would not be recovered through operations or through the ultimate sale of the assets. The impairment charges recorded in continuing operations during the third quarter and nine-month period ended September 30, 2008 were recorded based on Sonic’s decision to abandon certain facility construction projects and Sonic’s belief that the value of the impaired property and equipment would not be recovered through operations or through the ultimate sale of the assets.
5. Goodwill And Intangible Assets

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	Franchise
	Agreements	Goodwill
Balance, December 31, 2008	$64,701	$327,007

Impairment of import dealerships	—	(1,751)
Impairment of domestic dealerships	(2,100)	(929)
Reductions from sales of franchises	(800)	(5,137)
Reclassification from assets held for sale, net	1,500	83,858

Balance, September 30, 2009	$63,301	$403,048

     During the fourth quarter of 2008, Sonic recorded an estimated goodwill impairment charge of $786.5 million in continuing operations in accordance with the provisions of ASC 350, “Intangibles — Goodwill and Other”. An estimate was recorded because Sonic had not finalized the valuation of certain assets and liabilities that were necessary to complete its evaluation at December 31, 2008. During the first quarter ended March 31, 2009, Sonic completed the valuation of these certain assets and liabilities. Based on the completion of its evaluation of the goodwill impairment charge during the current year no adjustment to the estimate that was recorded at December 31, 2008 was required.
     During the third quarter and nine-month period ended September 30, 2009, Sonic determined that a portion of the goodwill allocated to franchises held for sale was not recoverable based on estimated proceeds. Accordingly, Sonic recorded a goodwill impairment charge of $0.2 million and $2.7 million in discontinued operations for the third quarter and nine-month period ended September 30, 2009, respectively.
     In the nine-month period ended September 30, 2009, Sonic recorded franchise asset impairment charges of $2.1 million within continuing operations. In the third quarter and nine-month period ended September 30, 2008, Sonic recorded franchise asset impairment charges of $11.9 million within continuing operations. Sonic also recorded franchise asset impairment charges of $2.5 million and $3.8 million in the third quarter and nine-month period ended September 30, 2008, respectively, within discontinued operations. The impairment charges were recorded based on management’s estimate that the recorded values would not be recoverable either through operating cash flows or through an eventual sale of the franchise. Additionally, the 2009 impairment charges recorded in continuing operations relate to dealership franchises to be discontinued in future periods based on notifications from General Motors.
     At December 31, 2008, Sonic had $17.6 million of definite life intangibles recorded relating to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at September 30, 2009 was $16.4 million and was included in Other Intangible Assets, net, in the accompanying Condensed Consolidated Balance Sheets. In the nine-month period ended September 30, 2008, Sonic recorded an impairment charge of $1.9 million within discontinued operations related to its definite life intangibles. The impairment charge was recorded based on management’s estimate that sublease income from certain properties would not allow Sonic to recover the recorded value of favorable lease assets related to the properties.
6.	Long-Term Debt
     Long-term debt consists of the following:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	December 31,	September 30,
	2008	2009
2006 Revolving Credit Sub-Facility (1)	$70,842	$20,573
Senior Subordinated Notes bearing interest at 8.625%	275,000	275,000
Senior Secured Second Lien Convertible Notes bearing interest at 6.0%	—	85,627
Convertible Senior Subordinated Notes bearing interest at 5.25%	105,250	—
Convertible Senior Notes bearing interest at 5.0%	—	172,500
Convertible Senior Subordinated Notes bearing interest at 4.25%	160,000	17,045
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	19,726	18,285
Mortgage notes to finance companies-fixed rate, bearing interest from 5.80% to 7.03%	80,622	78,990
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 2.65 percentage points above one-month LIBOR	33,505	32,384
Total debt discount/premium/associated derivative liabilities (2)	(13,127)	(44,919)
Other	6,629	6,508

	$738,447	$661,993
Less current maturities (3)	(738,447)	(105,750)

Long-term debt	$—	$556,243

(1)	Interest rate on the revolving credit sub-facility was 2.00% above LIBOR at December 31, 2008 and 3.50% above LIBOR at September 30, 2009.

(2)	September 30, 2009 includes $37.5 million associated with the 5.0% Convertible Notes.

(3)	At December 31, 2008, as a result of the uncertainty related to Sonic’s compliance with the covenants under its 2006 Credit Facility for the fiscal year 2009, Sonic classified all its indebtedness as current in the accompanying Condensed Consolidated Balance Sheets due to cross default provisions governing its other indebtedness. At September 30, 2009, current maturities include amounts outstanding related to the 2006 Revolving Credit Sub-Facility and the 6.0% Convertible Notes as a result of these obligations maturing or expected to be extinguished within one year of the balance sheet date.
     As a result of the adoption of ASC 470, “Debt”, (discussed in Note 1) debt discount was required to be recorded related to Sonic’s 4.25% Convertible Notes and 5.25% Convertible Notes at the date of the issuance of the Notes. Accordingly, the balances in the table above include unamortized debt discount related to the adoption of ASC 470 of $10.8 million and $0.6 million related to Sonic’s 4.25% Convertible Notes as of December 31, 2008 and September 30, 2009, respectively, and $2.1 million related to Sonic’s 5.25% Convertible Notes as of December 31, 2008. The debt discount associated with the 5.25% Convertible Notes was fully amortized as a result of the restructuring of the notes on May 7, 2009.
2006 Credit Facility
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
     There were also certain other concessions Sonic provided to the lenders under the 2006 Credit Facility in connection with the March 31, 2009 amendment, which include the following. Sonic agreed to limit its borrowing under the 2006 Credit Facility to ordinary course of business operating expenditures, and in any event, not for the repayment of certain indebtedness, including the 5.25% Convertible Notes, the 4.25% Convertible Notes and the 8.625% Notes. In addition, Sonic

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
was prohibited from making any acquisitions and Sonic agreed that net proceeds from certain asset sales until May 4, 2009 would be used to permanently reduce the amount available under the 2006 Revolving Credit Sub-Facility.
     On May 4, 2009, Sonic executed an additional amendment to the 2006 Credit Facility. The amendment allowed for borrowings of $15.0 million to be used in the restructuring of the 5.25% Convertible Notes and increased the interest rates related to outstanding borrowings under the Revolving Credit Sub-Facility to 3.50% above LIBOR, and increased the letter of credit fee to 3.50%. The interest rates for amounts outstanding under the new and used vehicle floor plan sub-facilities did not change from 1.75% above LIBOR and 2.00% above LIBOR, respectively. In addition the commitments under the 2006 Credit Facility were reduced to $635.0 million related to new vehicle floor plan financing, $100.0 million related to used vehicle floor plan financing and $225.0 million related to general use revolving credit financing. The amendment included a change to the borrowing base which restricts the effect of twelve-month EBITDA on the borrowing base to 50% prior to September 30, 2009 and 25% beginning October 1, 2009.
     The amendment executed on May 4, 2009 permanently extended the provision in the amendment executed March 31, 2009, requiring Sonic to apply 100% of the net cash proceeds received in conjunction with certain dispositions of assets to balances outstanding under the revolving credit sub-facility. However, under certain circumstances, if after giving pro forma effect to the disposition of assets, Sonic’s borrowings under the revolving credit sub-facility do not exceed $25.0 million and Sonic’s borrowing availability is at least $75.0 million, then Sonic is required to apply not less than 50% of the net cash proceeds received in conjunction with the disposition of the assets to balances outstanding under the revolving credit sub-facility. The remaining 50% is required to be used to pay down the 6.0% Convertible Notes as discussed below. The revolving commitment under the 2006 Credit Facility will be permanently reduced in the amount of such mandatory prepayments until the revolving commitment is reduced to $185.0 million. As of September 30, 2009, the revolving commitment had been reduced to approximately $216.0 million as a result of the application of proceeds from disposition of certain assets.
     Sonic agreed to limit its borrowings to ordinary course of business operating expenses, and in any event, not the repayment of certain indebtedness, including the 4.25% Convertible Notes, the 6.0% Convertible Notes and the 8.625% Notes. The May 4, 2009 amendment restricts the payment by Sonic of cash interest with respect to the 6.0% Convertible Notes and debt to be issued in respect of Sonic’s 4.25% Convertible Notes to a certain aggregate amount. This amendment also restricts the amount, including any refinancings, of the 4.25% Convertible Notes, the 8.625% Notes and the 5.25% Convertible Notes to the aggregate principal amount of such indebtedness existing as of the date of the May 4, 2009 amendment. The May 4, 2009 amendment also adjusted certain financial covenant ratios. The minimum required consolidated liquidity ratio was adjusted from 1.15 to 1.10 and the minimum required consolidated fixed charge coverage ratio was adjusted from 1.20 to 1.15.
5.0% Convertible Notes
     On September 23, 2009, Sonic issued $172.5 million in principal of its 5.0% Convertible Notes and 10,350,000 shares of Sonic’s Class A common stock. Net proceeds received from the issuance of the 5.0% Convertible Notes were $167.0 million. Proceeds from these issuances have been used to repurchase $143.0 million of 4.25% Convertible Notes, plus accrued interest, and to repay approximately $15.0 million of amounts outstanding on Sonic’s 2006 Credit Facility during the third quarter ended September 30, 2009. Subsequent to the end of the third quarter, on October 28, 2009, Sonic used certain of the remaining proceeds to redeem the 6.0% Convertible Notes pursuant to a redemption notice issued to note holders in September 2009. The remaining proceeds will be used to repurchase the remaining $17.0 million in principal balance of the 4.25% Convertible Notes outstanding and/or applied to further reduce Sonic’s borrowings under its 2006 Credit Facility.
     The 5.0% Convertible Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010. The 5.0% Convertible Notes mature on October 1, 2029. Sonic may redeem some or all of the 5.0% Convertible Notes for cash at any time subsequent to October 1, 2014 at a repurchase price equal to 100% of the principal amount of the Notes. Holders have the right to require Sonic to purchase the 5.0% Convertible Notes on each of October 1, 2014, October 1, 2019 and October 1, 2024 or in the event of a change in control for cash at a purchase price equal to 100% of the principal amount of the notes.
     Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate on each such day; (3) if we call any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029 to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is 74.7245 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.38 per share of Class A common stock.
     In accordance with the provisions of ASC 470, “Debt”, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of $37.5 million, which included $5.5 million of cash discount paid to the underwriters in the offering. The debt discount will be amortized through October 2014, the earliest scheduled redemption date. Sonic recorded a corresponding equity component related to the 5.0% Convertible Notes of $32.0 million ($19.2 million, net of taxes) at the date of the issuance of the Notes.
6.0% Convertible Notes
     On May 7, 2009, Sonic paid the holders of its 5.25% Convertible Notes $15.7 million in cash, issued $85.6 million in aggregate principal of 6.0% Convertible Notes and issued 860,723 shares of its Class A common stock in private placements exempt from registration requirements in full satisfaction of its obligations under certain of the 5.25% Convertible Notes. The remaining 5.25% Convertible Notes were repaid in cash. Interest on the 6.0% Convertible Notes is payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2009. The 6.0% Convertible Notes mature on May 15, 2012. The redemption of the 5.25% Convertible Notes with the issuance of the 6.0% Convertible Notes was accounted for as a debt modification and required the 6.0% Convertible Notes to be recorded at face value of $85.6 million less a discount of $11.3 million (net of $74.3 million). A corresponding $11.3 million derivative liability was also recorded which represents the fair value of the embedded derivatives (put and conversion features) contained in the 6.0% Convertible Notes.
     During the third quarter of 2009, Sonic delivered a redemption notice to the holders of the 6.0% Convertible Notes obligating Sonic to repay the 6.0% Convertible Notes at 100% of par during the fourth quarter of 2009. As a result of Sonic’s redemption notice delivered to all of the holders of the 6.0% Convertible Notes, the derivative liability associated with the 6.0% Convertible Notes has been extinguished. The change in fair value related to the extinguishment of the derivative liability resulted in a benefit to non-cash interest expense, convertible debt for the third quarter and the nine-month period ended September 30, 2009, of $11.4 million and $11.3 million, respectively, in the accompanying consolidated statements of income. The 6.0% Convertible Notes were repurchased on October 28, 2009 and Sonic expects to record a loss on the repurchase of the 6.0% Convertible Notes of approximately $7.9 million in the fourth quarter of 2009. This loss represents the write-off of the remaining unamortized discount at the redemption date.
4.25% Convertible Notes
     In September 2009, Sonic repurchased $143.0 million of principal of 4.25% Convertible Notes using proceeds from the issuance of the 5.0% Convertible Notes and shares of Class A common stock discussed above. The repurchase of the 4.25% Convertible Notes resulted in the recognition of a gain on debt extinguishment of $2.1 million, as reported in other income in the accompanying consolidated statements of income for the third quarter and nine-month period ended September 30, 2009.
     Interest expense and amortization of debt discount are summarized in the table below:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2008	2009	2008	2009
Interest Expense, Other
Revolver	$1.1	$0.5	$3.7	$1.7
8.625% Convertible Notes	6.2	5.9	18.0	18.0
6.0% Convertible Notes	—	1.3	—	2.1
5.25% Convertible Notes	1.8	—	5.6	2.1
4.25% Convertible Notes	1.9	1.8	5.8	5.6
Interest Rate Swaps	4.7	6.6	8.2	19.5
Mortgage Interest	1.0	1.5	2.6	4.3
Deferred Loan Cost — Revolver	0.3	1.9	0.7	4.1
Deferred Loan Cost — Other	0.1	0.5	0.2	5.5
Other (1)	(1.2)	(0.7)	(4.0)	(5.4)

Total Interest Expense, Other	$15.9	$19.3	$40.8	$57.5

Non-Cash Interest Expense, Convertible Debt
6.0% Convertible Notes, Discount Amortization	$—	$2.0	$—	$3.4
6.0% Convertible Notes, Derivative Mark-to-Market	—	(11.4)	—	(11.3)
5.25% Convertible Notes, Discount Amortization	1.4	—	4.3	2.1
4.25% Convertible Notes, Discount Amortization	1.3	1.4	3.7	4.0
4.25% Convertible Notes, Deferred Loan Cost	—	0.2	—	0.2

Total Non-Cash Interest Expense, Convertible Debt	$2.7	$(7.8)	$8.0	$(1.6)

(1)	Primarily consists of interest expense allocated to discontinued operations.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		September 30, 2009
Covenant	Required	Actual

Consolidated liquidity ratio	≥ 1.10	1.37
Consolidated fixed charge coverage ratio	≥ 1.15	1.40
Consolidated total senior secured debt to EBITDA ratio	≦ 2.25	1.18
EBTDAR to rent ratio	≥ 1.50	1.61
     Availability under the Revolving Credit Sub-Facility is subject to a borrowing base calculation and is reduced on a dollar for dollar basis by any outstanding letters of credit. The borrowing base was $199.9 million, letters of credit outstanding were $77.0 million and availability of additional borrowings was $102.4 million at September 30, 2009. On October 1, 2009, in accordance with Amendment No. 5 to the Credit Agreement, the borrowing base calculation was adjusted to weight the EBITDA component 25% (adjusted from 50%), and as a result, the borrowing base was reduced to $170.9 million and the availability of additional borrowings was $73.3 million going into the fourth quarter of 2009.
     None of the conversion features on the 6.0% Convertible Notes, the 5.25% Convertible Notes, the 5.0% Convertible Notes or the 4.25% Convertible Notes were satisfied during the third quarter and/or nine-month period ended September 30, 2009. Sonic was in compliance with all financial covenants under the above long-term debt and credit facilities as of September 30, 2009.
7. Stock-Based Compensation
     Sonic currently has two active stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”), and three inactive stock compensation plans which only have grants outstanding, the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors, the Sonic Automotive, Inc. 1997 Stock Option Plan and the First America Automotive, Inc. 1997 Stock Option Plan (collectively, the “Stock Plans”). See Sonic’s Current Report on Form 8-K furnished to the SEC on August 21, 2009 for a more detailed description of the Stock Plans. A summary of the status of the stock options related to the Stock Plans is presented below:

				Weighted Average
	Options	Exercise Price	Weighted Average	Remaining	Aggregate
	Outstanding	Per Share	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)			(in years)	(in thousands)

Balance — December 31, 2008	3,339	$7.80 - 37.50	$21.90	4.6	$—

Granted	1,398	$1.81 - $2.99	1.81
Forfeited	(602)	$1.81 - $37.50	19.32

Balance — September 30, 2009	4,135	$1.81 - $37.50	$15.49	6.0	$12,558

Exercisable	2,711	$7.80 - $37.50	$22.33	4.2	$492

Nine Months Ended
(dollars in thousands, except per option amounts)	September 30, 2009

Weighted Average Grant-Date Fair Value Per Option of Options Granted	$0.99
Fair Value of Options Vested	$132
     The weighted average fair value of options granted in the third quarter and nine-month period ended September 30, 2009 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
     Sonic recognized compensation expense related to stock options within selling, general and administrative expenses of $0.3 million and $0.1 million in the third quarter ended September 30, 2008 and 2009, respectively. Sonic recognized stock option expense of $2.1 million and $0.4 million in the nine-month period ended September 30, 2008 and 2009, respectively. Tax benefits recognized related to the compensation expenses were $0.1 million for both the third quarter ended September 30, 2008 and 2009. Tax benefits recognized related to the compensation expenses were $0.8 and $0.2 million for the nine-month period ended September 30, 2008 and 2009, respectively. The total compensation cost related to unvested options not yet recognized at September 30, 2009 was $1.2 million and is expected to be recognized over a weighted average period of 2.3 years.
     A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted
	Stock and	Weighted Average
	Restricted Stock	Grant Date Fair
	Units	Value
	(in thousands)

Balance — December 31, 2008	348	$22.99
Granted	79	7.24
Forfeited	(10)	21.44
Vested	(104)	27.60

Balance — September 30, 2009	313	$17.45

     In the nine-month period ended September 30, 2009, 78,600 restricted shares of Class A common stock were awarded to Sonic’s Board of Directors under the 2005 Formula Plan. Awards to the Board of Directors cliff-vest one year from the date of grant. Sonic recognized compensation expense related to restricted stock and restricted stock units of $1.7 million and $0.5 million in the third quarter ended September 30, 2008 and 2009, respectively. Sonic recognized expense of $4.1 million and $1.6 million in the nine-month period ended September 30, 2008 and 2009, respectively. Sonic recognized $0.7 million and $0.2 million of tax benefit related to the compensation expenses for the third quarter ended September 30, 2008 and 2009. Sonic recognized $1.6 million and $0.6 million of tax benefit related to the compensation expenses for the nine-month period ended September 30, 2008 and 2009, respectively. Total compensation cost related to unvested restricted stock and restricted stock units not yet recognized at September 30, 2009 was $1.2 million, and is expected to be recognized over a weighted average period of 0.6 years.
8. Per Share Data And Stockholders’ Equity
     The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. Due to a net loss in the third quarter ended September 30, 2008, there was no dilutive impact of options, shares or warrants as their effect would be anti-dilutive on a loss per share basis. The following table illustrates the dilutive effect of such items on earnings per share for the third quarter ended September 30, 2009 and the nine-month period ended September 30, 2008 and 2009:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Third Quarter Ended September 30, 2009
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
			Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(dollars in thousands except per share amounts)
Earnings (Loss) and Shares	42,305	$18,480		$(2,886)		$15,594
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(136)		—		(136)

Basic Earnings (Loss) Per Share	42,305	$18,344	$0.43	$(2,886)	$(0.06)	$15,458	$0.37
Effect of Dilutive Securities:
Contingently Convertible
Debt (2009 6.0% Convertibles)	19,004	(4,223)		(693)		(4,916)
Contingently Convertible
Debt (2009 5.0% Convertibles)	981	—		—		—
Stock Plans	905	—		—		—

Diluted Earnings (Loss) Per Share	63,195	$14,121	$0.22	$(3,579)	$(0.05)	$10,542	$0.17

	For Nine Months Ended September 30, 2008
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
			Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(amounts in thousands except per share amounts)
Earnings (Loss) and Shares	40,447	$16,283		$(21,407)		$(5,124)
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(230)		—		(230)

Basic Earnings (Loss) Per Share	40,447	$16,053	$0.40	$(21,407)	$(0.53)	$(5,354)	$(0.13)
Effect of Dilutive Securities:
Stock Plans	179	—		—		—

Diluted Earnings (Loss) Per Share	40,626	$16,053	$0.40	$(21,407)	$(0.53)	$(5,354)	$(0.13)

	For Nine Months Ended September 30, 2009
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
			Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(amounts in thousands except per share amounts)
Earnings (Loss) and Shares	41,130	$25,309		$(8,011)		$17,298
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(191)		—		(191)

Basic Earnings (Loss) Per Share	41,130	$25,118	$0.61	$(8,011)	$(0.19)	$17,107	$0.42
Effect of Dilutive Securities:
Contingently Convertible
Debt (2009 6.0% Convertibles)	10,473	(3,088)		(501)		(3,589)
Contingently Convertible
Debt (2009 5.0% Convertibles)	331	—		—		—
Stock Plans	595	—		—		—

Diluted Earnings (Loss) Per Share	52,529	$22,030	$0.42	$(8,512)	$(0.16)	$13,518	$0.26

     As discussed in Note 1, Sonic adopted ASC 260, “Earnings Per Share”, on January 1, 2009. Sonic’s unvested restricted stock and restricted stock units contain rights to receive unforfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per common share.
     In addition to the stock options included in the table above, options to purchase 3.1 million shares and 2.4 million shares of Class A common stock were outstanding at September 30, 2008 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive. In addition, in the event the effect of potentially dilutive shares associated with our 5.25% Convertible Notes, 4.25% Convertible Notes, 6.0% Convertible Notes or 5.0% Convertible Notes were anti-dilutive, the effect of those shares have also been excluded from the computation of diluted earnings per share.

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
     Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2008 and September 30, 2009 were $9.0 million and $8.7 million, respectively, in reserves that Sonic has provided for pending proceedings.
Guarantees and Indemnifications:
     In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $15.9 million and $16.2 million at December 31, 2008 and September 30, 2009, respectively. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.
10. Fair Value Measurements
     In determining fair value, Sonic uses various valuation approaches including market, income and/or cost approaches. ASC 820, “Fair Value Measurements and Disclosures”, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Sonic. Unobservable inputs are inputs that reflect

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sonic’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that Sonic has the ability to access. Assets utilizing Level 1 inputs include marketable securities that are actively traded.
Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include fair value and cash flow swap instruments.
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment under ASC 360, “Property, Plant and Equipment”, and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation. For instance, certain assets held for sale in the accompanying condensed consolidated balance sheets are valued based on estimated proceeds to be received in connection with the disposal of those assets.
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
     Assets or liabilities recorded at fair value in the accompanying balance sheet as of September 30, 2009 are as follows:

		Fair Value at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(dollars in millions)	Total	(Level 1)	(Level 2)	(Level 3)
Cash Flow Swaps (1)	(33.5)	—	(33.5)	—

Total	$(33.5)	$—	$(33.5)	$—

(1)	— Included net of taxes of $12.3 million in accumulated other comprehensive income in the accompanying balance sheet

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     A reconciliation of the fair value of Level 3 items from December 31, 2008 to September 30, 2009 is as follows:

(dollars in millions)

December 31, 2008	$—

Initial Issuance / Recognition (1)	11.3

Change in Fair Value (2)	(11.3)

September 30, 2009	$—

(1)	Embedded derivatives related to the 6.0% Convertible Notes

(2)	Included in non-cash interest expense, convertible debt (see Note 6)
     The valuation of the 6.0% Convertible Notes was estimated primarily based on Level 3 inputs. The overall valuation of the 6.0% Convertible Notes includes the value of the associated derivative that contains the conversion feature and various puts. These Level 3 inputs included management estimates of the probability that the conversion feature and/or the puts would be exercised and observed yields on debt instruments with similar credit ratings and maturity.
     During the first quarter ended March 31, 2009, Sonic settled its $100 million notional, pay 5.002% and $100 million notional, pay 5.319% swaps with a payment to the counterparty of $16.5 million. This settlement loss was deferred and will be amortized into earnings over the swaps’ initial remaining term.
     As of December 31, 2008 and September 30, 2009, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions and long-term debt, excluding Sonic’s 8.625% Notes, 6.0% Convertible Notes, 5.25% Convertible Notes, 5.0% Convertible Notes, 4.25% Convertible Notes, mortgage notes and certain notes payable to a finance company, approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
     The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	December 31, 2008		September 30, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

8.625% Senior Subordinated Notes (1)	$104,500	$273,116	$262,969	$273,366

6.0% Senior Secured Convertible Notes (2)	$—	$—	$85,627	$77,688

5.25% Convertible Senior Subordinated Notes (1) (3)	$97,883	$102,990	$—	$—

5.0% Convertible Senior Notes (1) (3)	$—	$—	$185,006	$134,981

4.25% Convertible Senior Subordinated Notes (1) (3)	$53,600	$147,538	$18,317	$16,310

Mortgage Notes	$80,530	$80,622	$78,900	$78,990

Notes Payable to a Finance Company (4)	$18,629	$22,946	$18,372	$20,946

(1)	As determined by market quotations.

(2)	As determined by expected near-term repayment amount.

(3)	Adjusted for effect of ASC 470, “Debt” (See Note 1).

(4)	As determined by discounted cash flows.
11.Subsequent Events
     See Note 1 which discusses the status of General Motors’ bankruptcy proceedings and the impact on Sonic. On October 28, 2009 Sonic redeemed the 6.0% Convertible Notes at 100% par (See Note 6). Sonic has evaluated all subsequent events through October 30, 2009, the date the financial statements were issued.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Current Report on Form 8-K furnished to the SEC on August 21, 2009.
Overview
     We are one of the largest automotive retailers in the United States. As of September 30, 2009, we operated 153 dealership franchises, representing 31different brands of cars and light trucks, at 130 locations and 30 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers.
     Economic Conditions
     Beginning near the end of the second quarter of 2008 and continuing into and throughout the third quarter of 2009, the automobile retailing industry was severely negatively affected by prevailing economic conditions. The uncertainty that exists related to the overall economy in the United States continues through the date of this report. As discussed in the paragraphs that follow, the demand for new and used vehicles has declined significantly and has negatively impacted our results of operations. Due to the turmoil in the financial services industry, the availability of credit has declined substantially for all consumers except those with high credit scores. Our business is somewhat cyclical in nature and is dependent on consumer confidence and the availability of consumer credit. Typical sources of financing, including captive finance companies associated with vehicle manufacturers, have reduced the amount of credit available. The lack of liquidity resulting from the financial services industry crisis has also negatively affected our ability to refinance our debt obligations due in 2010. We cannot predict when an economic recovery will begin and the timing of its impact on our business.
     The Car Allowance Rebate System (“CARS”) government program was a $3.0 billion government program intended to help consumers buy or lease more fuel-efficient vehicles. The program was designed to boost the economy and the auto industry and to place more fuel-efficient vehicles on the roads. During the program, which ran from July 27, 2009 to August 25, 2009, approximately 0.7 million vehicles were traded-in leading to the submission of approximately $2.9 billion rebate applications. The most purchased brands for all participants under CARS program included Toyota, General Motors, Ford and Honda. These four brands made up 64.4% of the vehicles purchases under the program. The following heading, New Vehicles, contains a discussion of the impact the CARS program on our new vehicles volume for the third quarter ended September 30, 2009.
     On June 1, 2009, General Motors Corp. and certain of its subsidiaries (“General Motors”) filed for Chapter 11 bankruptcy protection. On July 10, 2009, General Motors emerged from bankruptcy as the new General Motors Company, with the former General Motors Corp. henceforth known as Motors Liquidation Company. With the exception of the sale of the Hummer and the discontinuation of the Saturn brand discussed below, the new General Motors Company announced that it expects to continue its current brand portfolio going forward. However, we are unable to predict what impact the discontinuation or sale of additional brands in the future will have on our operations. As of September 30, 2009, we operated 33 General Motors franchises (under the Cadillac, Chevrolet, Hummer, Saab, Buick and Saturn nameplates) at 26 physical dealerships. Six of our General Motors dealerships, representing twelve franchises, including three Hummer franchises at multi-franchise dealerships, two Saab franchises at multi-franchise dealerships and one additional General Motors franchise at a multi-franchise dealership received letters stating that the franchise agreements between General Motors and us will not be continued by General Motors on a long-term basis. General Motors has offered assistance with winding down the operations of these franchises in exchange for our execution of termination agreements. We executed all of the termination agreements. Total assistance to be received from General Motors totals $3.3 million, of which $0.7 million was received as of September 30, 2009. The remaining assistance has not been recorded as a receivable from General Motors as of September 30, 2009 as certain conditions required for the payments to occur had not yet been satisfied. The termination agreements provide for the following:
•	The termination of the franchise agreement no earlier than January 1, 2010 and no later than October 31, 2010;

•	The assignment and assumption of the franchise agreement by the new General Motors Company;

•	The payment of financial assistance to the franchisee in installments in connection with the orderly winding down of the franchise operations;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
•	The waiver of any other termination assistance of any kind that may have been required under the franchise agreement;

•	The release of claims against Motors Liquidation Company or the new General Motors Company and their related parties;

•	The continuation of franchise operations pursuant to the franchise agreement, as supplemented by the termination agreement, through the effective date of termination of the franchise agreement, except that we shall not be entitled to order any new vehicles from Motors Liquidation Company or the new General Motors Company; and

•	A restriction on our ability to transfer the franchise agreement to another party.
     For the remaining General Motors franchises we executed “continuation agreements” which require, among other things, that existing franchise agreements will expire no later than October 31, 2010. In consideration of the execution of the “continuation agreements” General Motors recommended to the bankruptcy court the continuation or assumption of our existing franchise agreements, as amended by the “continuation agreements”. All of our franchises that executed “continuation agreements” were assumed by the post-bankruptcy new General Motors Company. We expect our franchises which executed “continuation agreements” to be renewed after October 31, 2010 by the new General Motors Company.
     With the exception of: (1) product liability indemnifications; (2) amounts owed to us through incentive programs; (3) amounts currently owed to our franchises under their open accounts with General Motors; and (4) warranty claims occurring within 90 days prior to June 1, 2009, all amounts owed to us from General Motors were extinguished as a result of the execution of the termination and continuation agreements. A motion was made by General Motors to the bankruptcy court and the motion was granted by the bankruptcy court allowing General Motors to pay the claims noted above. As a result, we have received payments related to all pre-bankruptcy claims.
     On June 2, 2009, General Motors announced that Chinese equipment manufacturer Sichuan Tengzhong Heavy Industrial Machinery Co. (“STHIMC”) will buy its Hummer brand. On October 9, 2009, the two parties signed a definitive purchase agreement. As of September 30, 2009, we operated three Hummer franchises at three dealership locations. It is uncertain whether STHIMC will continue supporting the Hummer brand or whether STHIMC’s ownership of the Hummer brand will have a positive or negative impact on our Hummer franchises’ operations.
     On June 5, 2009, General Motors announced that Penske Automotive Group (“PAG”) would buy its Saturn brand. However, on September 30, 2009 General Motors announced PAG will not purchase the Saturn brand and they plan to discontinue the Saturn brand. As of September 30, 2009, we operated one Saturn franchise at one dealership location.
     As our operations at the affected franchises that will not be renewed or will be discontinued wind down, we may be required to accelerate depreciation expenses and record impairment charges related to, but not limited to, lease obligations, fixed assets, franchise assets, accounts receivable and inventory.
     On April 30, 2009, Chrysler LLC filed for bankruptcy protection and submitted a plan of reorganization. On June 10, 2009, Fiat SpA purchased a substantial portion of Chrysler’s assets which include rights related to our franchise agreements. It is uncertain whether Fiat will continue supporting the Chrysler brand or whether Fiat’s ownership of the Chrysler brand will have a positive or negative impact on our Chrysler franchises’ operations. In conjunction with Chrysler’s reorganization efforts in the second quarter of 2009, three franchise agreements associated with one of our dealership locations were terminated. The result of these franchise terminations was not material to our results of operations, balance sheet or cash flows for the third quarter ended September 30, 2009. As of September 30, 2009, we owned six Chrysler franchises at two dealership locations.
     The following is a detail of our new vehicle revenues by brand for the third quarter and nine-month period ended September 30, 2008 and 2009:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Percentage of New Vehicle Revenue		Percentage of New Vehicle Revenue
	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Brand (1)

BMW	21.1%	17.5%	19.6%	18.5%
Honda	13.2%	13.5%	13.0%	12.9%
Toyota	11.6%	13.2%	12.1%	12.3%
Ford	7.2%	8.9%	8.9%	10.0%
General Motors (2)	9.2%	7.6%	8.7%	7.9%
Mercedes	8.6%	7.2%	8.5%	7.2%
Lexus	6.6%	6.9%	6.4%	6.4%
Other (3)	3.8%	5.0%	3.6%	4.5%
Cadillac	5.3%	3.8%	5.5%	4.1%
Audi	1.7%	2.8%	1.7%	2.8%
Volkswagen	2.0%	2.3%	1.8%	2.4%
Hyundai	1.7%	2.4%	1.5%	2.2%
Land Rover	1.2%	2.0%	1.4%	1.9%
Volvo	1.2%	1.8%	1.6%	1.7%
Porsche	1.5%	1.5%	1.5%	1.6%
Other Luxury (4)	1.1%	1.1%	1.2%	1.2%
Acura	1.2%	0.7%	1.2%	0.8%
Nissan	0.7%	0.8%	0.7%	0.7%
Infiniti	0.6%	0.5%	0.6%	0.5%
Chrysler (5)	0.5%	0.5%	0.5%	0.4%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of ASC 205, “Presentation of Financial Statements”, prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to September 30, 2008 which had not been previously included in discontinued operations. See Notes 1 and 2 to our accompanying unaudited Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, Chevrolet and Saturn.

(3)	Includes Isuzu, KIA, Mini, Mitsubishi and Subaru.

(4)	Includes Hummer, Jaguar, and Saab.

(5)	Includes Chrysler, Dodge and Jeep.

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

	SAAR (in millions of vehicles)
	2008	2009	% Change
Third Quarter Ended September 30,	13.0	11.5	(11.5%)
Nine Months Ended September 30,	14.1	10.2	(27.7%)
     Our reported and same store new vehicle results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Reported:
Revenue	$942,471	$825,367	$(117,104)		(12.4%)
Gross profit	$63,986	$60,251	$(3,735)		(5.8%)
Unit sales	28,797	26,276	(2,521)		(8.8%)
Revenue per Unit	$32,728	$31,411	$(1,317)		(4.0%)
Gross profit per unit	$2,222	$2,293	$71		3.2%
Gross profit as a % of revenue	6.8%	7.3%	50	bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Reported:
Revenue	$2,978,886	$2,169,646	$(809,240)		(27.2%)
Gross profit	$201,685	$152,136	$(49,549)		(24.6%)
Unit sales	91,977	67,798	(24,179)		(26.3%)
Revenue per Unit	$32,387	$32,002	$(385)		(1.2%)
Gross profit per unit	$2,193	$2,244	$51		2.3%
Gross profit as a % of revenue	6.8%	7.0%	20	bps

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Same Store:
Revenue	$942,471	$825,367	$(117,104)		(12.4%)
Gross profit	$63,403	$58,867	$(4,536)		(7.2%)
Unit sales	28,797	26,276	(2,521)		(8.8%)
Revenue per unit	$32,728	$31,411	$(1,317)		(4.0%)
Gross profit per unit	$2,202	$2,240	$38		1.7%
Gross profit as a % of revenue	6.7%	7.1%	40	bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Same Store:
Revenue	$2,978,886	$2,166,449	$(812,437)		(27.3%)
Gross profit	$201,538	$149,000	$(52,538)		(26.1%)
Unit sales	91,977	67,745	(24,232)		(26.3%)
Revenue per unit	$32,387	$31,979	$(408)		(1.3%)
Gross profit per unit	$2,191	$2,199	$8		0.4%
Gross profit as a % of revenue	6.8%	6.9%	10	bps
     For the third quarter and nine-month period ended September 30, 2009, new vehicle revenues declined from the same period in the prior year due primarily to lower unit volume. The decline in new unit volume we experienced in the third quarter and nine-month period ended September 30, 2009 was relatively consistent with the decline in SAAR for those periods. Our import and domestic stores experienced similar declines in new vehicle revenues for both the third quarter and nine-month period ended September 30, 2009 as compared to the prior year.
     During the third quarter ended September 30, 2009, Sonic sold 5,896 new vehicle units, or 22.4% of our total reported new vehicle volume, under the government’s CARS program which ran in July and August 2009. The brands we own that benefited the most from the CARS program were Honda, Toyota, BMW and Nissan. Furthermore, our Northern California and Texas Mid-West regions had the highest volume of new vehicles sold under the CARS program.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     New vehicle unit volume decreased at our import stores in the third quarter and nine-month period ended September 30, 2009 by 6.0% and 24.2%, respectively, when compared to the prior year period. The decline in import new vehicle unit sales was led by our BMW, Mercedes and Lexus stores, which posted declines of 18.7%, 21.4% and 8.3%, respectively, during the third quarter ended September 30, 2009 when compared to the prior year period. For the nine-month period ended September 30, 2009, the decline in import new vehicle unit sales was led by our BMW, Mercedes, Honda and Toyota stores, which posted declines of 26.7%, 33.7%, 25.8% and 27.4%, respectively. When compared to the national industry declines for the nine-month period ended September 30, 2009, BMW, Honda and Toyota tracked closely to the national industry decline while Mercedes underperformed its respective brand market.
     New vehicle unit volume decreased at our domestic stores in the third quarter and nine-month period ended September 30, 2009 by 16.6% and 31.8%, respectively. Our GM, excluding Cadillac, and Cadillac stores experienced declines of 29.6% and 44.7%, respectively, while our Ford stores experienced an increase in new vehicle unit sales of 10.4% in the third quarter ended September 30, 2009. The increase at our Ford stores is primarily due to the government’s CARS program which ran in July and August 2009. The decline in the new vehicle unit volume at our GM, excluding Cadillac, and Cadillac stores was the result of a sharp decline in fleet unit volume during the third quarter ended September 30, 2009 which decreased 72.1% and 90.2%, respectively, as compared to the prior year period. During the third quarter ended September 30, 2009, our GM and Cadillac stores underperformed their brand markets while our Ford stores outperformed their brand market. During the nine-month period ended September 30, 2009, our GM, excluding Cadillac, Cadillac and Ford stores experience declines in new vehicle unit sales of 39.7%, 49.8%, and 19.2%, respectively. The decline in the new vehicle unit volume at our GM, excluding Cadillac, and Cadillac stores was the result of a sharp decline in fleet unit volume during the nine-month period ended September 30, 2009 which decreased 74.3% and 92.9%, respectively. Our Ford stores outperformed their respective brand market while our GM, excluding Cadillac, and Cadillac stores underperformed their respective brand markets in the nine-month period ended September 30, 2009.
     New vehicle unit volume declines were concentrated primarily within our Alabama/Tennessee, Dallas and California markets, which experienced declines in new vehicle unit sales of 10.4%, 17.3% and 7.9%, respectively, for the third quarter ended September 30, 2009. In the third quarter ended September 30, 2009, approximately 45.4% of our same store new vehicle unit volume was generated from our Alabama/Tennessee, Dallas and California markets. For the nine month period ended September 30, 2009, new vehicle unit volume declines were concentrated primarily in our Alabama/Tennessee, NC/SC/Georgia, Dallas, and California markets, which experienced declines in new vehicle unit sales of 26.1%, 28.2%, 36.3% and 26.5%, respectively. These regions comprised 53.2% our same store new vehicle unit volume in the nine-month period ended September 30, 2009. We expect the new vehicle market to continue to be challenging at least through the end of the current year.
     For the third quarter and nine-month period ended September 30, 2009 new vehicle revenue per unit experienced a decrease of 4.0% and 1.3%, respectively. These decreases are due primarily to the change in our sales mix. Our new luxury unit volume as a percentage of total new vehicle unit volume decreased in the third quarter and nine-month period ended September 30, 2009 by 310 basis points and 90 basis points, respectively, as compared to the third quarter and nine-month period ended September 30, 2008. We believe the decrease in new luxury unit volume is due primarily to a shift in consumer preferences as a result of the government’s CARS program and overall economic conditions experienced in 2009.
     Increases in same store new vehicle gross profit for the third quarter and nine-month ended September 30, 2009 compared to the same period in the prior year were primarily due to the mix of vehicles retailed, specifically the increase of import new vehicle units sold as a percentage of total new vehicle units sold, which increased by 380 basis points in the third quarter ended September 30, 2009 and 180 basis points in the nine-month period ended September 30, 2009 as compared to the prior year period. The increase in import new vehicle units sold is primarily due to the government’s CARS program which ran in July and August 2009.
Used Vehicles
Our reported and same store used vehicle results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Reported:
Revenue	$308,158	$365,501	$57,343		18.6%
Gross profit	$25,883	$28,552	$2,669		10.3%
Unit sales	15,444	19,360	3,916		25.4%
Revenue per Unit	$19,953	$18,879	$(1,074)		(5.4%)
Gross profit per unit	$1,676	$1,475	$(201)		(12.0%)
Gross profit as a % of revenue	8.4%	7.8%	(60	)bps
CPO revenue	$164,935	$172,357	$7,422		4.5%
CPO unit sales	6,425	6,583	158		2.5%

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Reported:
Revenue	$994,906	$1,034,444	$39,538		4.0%
Gross profit	$88,197	$85,981	$(2,216)		(2.5%)
Unit sales	49,617	55,062	5,445		11.0%
Revenue per Unit	$20,052	$18,787	$(1,265)		(6.3%)
Gross profit per unit	$1,778	$1,562	$(216)		(12.1%)
Gross profit as a % of revenue	8.9%	8.3%	(60	)bps
CPO revenue	$517,855	$528,665	$10,810		2.1%
CPO unit sales	20,139	20,822	683		3.4%

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Same Store:
Revenue	$308,158	$365,501	$57,343		18.6%
Gross profit	$25,830	$28,585	$2,755		10.7%
Unit sales	15,444	19,360	3,916		25.4%
Revenue per unit	$19,953	$18,879	$(1,074)		(5.4%)
Gross profit per unit	$1,673	$1,477	(196)		(11.7%)
Gross profit as a % of revenue	8.4%	7.8%	(60	)bps
CPO revenue	$164,935	$172,357	$7,422		4.5%
CPO unit sales	6,425	6,583	158		2.5%

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Same Store:
Revenue	$994,906	$1,033,492	$38,586		3.9%
Gross profit	$87,310	$87,000	$(310)		(0.4%)
Unit sales	49,617	55,017	5,400		10.9%
Revenue per unit	$20,052	$18,785	$(1,267)		(6.3%)
Gross profit per unit	$1,760	$1,581	(179)		(10.2%)
Gross profit as a % of revenue	8.8%	8.4%	(40	)bps
CPO revenue	$517,855	$528,266	$10,411		2.0%
CPO unit sales	20,139	20,806	667		3.3%
     Used vehicle unit volume increased for the third quarter and nine-month period ended September 30, 2009, as compared to the same period in the prior year, despite a significantly weaker economic environment. This increase is primarily due to the continued implementation of our standardized used vehicle merchandising process. This process allows us to price our used vehicles more competitively, market them more effectively and physically move certain used vehicles to specific dealerships within a particular

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
region that have shown success in retailing the specific type of used vehicle. We also continue to see improvements in our certified pre-owned (CPO) unit volume.
     For the third quarter and nine-month period ended September 30, 2009 gross profit per unit from used vehicles declined due to a shift toward purchasing more vehicles from auction rather than obtaining through trade, and our implementation of more competitive pricing of our used vehicles.
Wholesale Vehicles
Our wholesale vehicle reported and same store results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Reported:
Revenue	$64,995	$33,220	$(31,775)		(48.9%)
Gross profit	$(1,254)	$(1,783)	$(529)		(42.2%)
Unit sales	8,636	6,612	(2,024)		(23.4%)
Revenue per Unit	$7,526	$5,024	$(2,502)		(33.2%)
Gross profit per unit	$(145)	$(270)	$(125)		(86.2%)
Gross profit as a % of revenue	(1.9%)	(5.4%)	(350	)bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Reported:
Revenue	$216,378	$97,478	$(118,900)		(55.0%)
Gross profit	$(4,039)	$(3,263)	$776		19.2%
Unit sales	27,559	17,414	(10,145)		(36.8%)
Revenue per Unit	$7,851	$5,598	$(2,253)		(28.7%)
Gross profit per unit	$(147)	$(187)	$(40)		(27.2%)
Gross profit as a % of revenue	(1.9%)	(3.3%)	(140	)bps

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Same Store:
Revenue	$64,995	$33,220	$(31,775)		(48.9%)
Gross profit	$(1,254)	$(1,783)	$(529)		(42.2%)
Unit sales	8,636	6,612	(2,024)		(23.4%)
Revenue per unit	$7,526	$5,024	$(2,502)		(33.2%)
Gross profit per unit	$(145)	$(270)	$(125)		(86.2%)
Gross profit as a % of revenue	(1.9%)	(5.4%)	(350	)bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2008	2009	Change		% Change
Same Store:
Revenue	$216,378	$97,460	$(118,918)		(55.0%)
Gross profit	$(4,039)	$(3,264)	$775		19.2%
Unit sales	27,559	17,412	(10,147)		(36.8%)
Revenue per unit	$7,851	$5,597	$(2,254)		(28.7%)
Gross profit per unit	$(147)	$(187)	$(40)		(27.2%)
Gross profit as a % of revenue	(1.9%)	(3.3%)	(140	)bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     Lower wholesale vehicle revenues during the third quarter and nine-month period ended September 30, 2009, as compared to the prior year periods, resulted from a decline in wholesale unit volume coupled with a decrease in average wholesale price per unit. The decrease in wholesale unit volume and wholesale price per unit can be primarily attributed to fewer vehicles received in trades for new and used vehicles due to declines in overall retail activity. In addition, fewer units were sold through wholesale channels as a result of our efforts to sell vehicles we historically would have wholesaled through our retail channel.
     Wholesale vehicles gross loss increased slightly during the third quarter due to a slight decrease in market value of wholesale vehicles as consumers purchased more new vehicles under the government’s CARS program, which ran in the months of July and August 2009. During the nine-month period ended September 30, 2009, wholesale vehicle gross loss slightly decreased compared to the same periods in the prior year due to the higher market value of wholesale vehicles as consumer preferences have shifted from new retail vehicles to the purchase of pre-owned vehicles.
Parts, Service and Collision Repair (“Fixed Operations”)
Our reported and same store Fixed Operations results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands)	2008	2009	Change		% Change
Reported:
Revenue
Parts	$138,708	$137,417	$(1,291)		(0.9%)
Service	105,109	105,943	834		0.8%
Collision Repair	13,050	12,012	(1,038)		(8.0%)

Total	$256,867	$255,372	$(1,495)		(0.6%)

Gross profit
Parts	$47,647	$47,955	$308		0.6%
Service	72,595	74,425	1,830		2.5%
Collision Repair	7,244	6,766	(478)		(6.6%)

Total	$127,486	$129,146	$1,660		1.3%

Gross profit as a % of revenue
Parts	34.4%	34.9%	50	bps
Service	69.1%	70.3%	120	bps
Collision Repair	55.5%	56.3%	80	bps

Total	49.6%	50.6%	100	bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands)	2008	2009	Change		% Change
Reported:
Revenue
Parts	$424,132	$416,960	$(7,172)		(1.7%)
Service	322,174	313,436	(8,738)		(2.7%)
Collision Repair	41,622	37,607	(4,015)		(9.6%)

Total	$787,928	$768,003	$(19,925)		(2.5%)

Gross profit
Parts	$145,199	$142,342	$(2,857)		(2.0%)
Service	222,740	220,716	(2,024)		(0.9%)
Collision Repair	23,211	21,152	(2,059)		(8.9%)

Total	$391,150	$384,210	$(6,940)		(1.8%)

Gross profit as a % of revenue
Parts	34.2%	34.1%	(10	)bps
Service	69.1%	70.4%	130	bps
Collision Repair	55.8%	56.2%	40	bps

Total	49.6%	50.0%	40	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands)	2008	2009	Change		% Change
Same Store:
Revenue
Parts	$139,056	$137,417	$(1,639)		(1.2%)
Service	105,109	105,943	834		0.8%
Collision Repair	13,050	12,012	(1,038)		(8.0%)

Total	$257,215	$255,372	$(1,843)		(0.7%)

Gross profit
Parts	$47,995	$47,955	$(40)		(0.1%)
Service	72,595	74,425	1,830		2.5%
Collision Repair	7,243	6,766	(477)		(6.6%)

Total	$127,833	$129,146	$1,313		1.0%

Gross profit as a % of revenue
Parts	34.5%	34.9%	40	bps
Service	69.1%	70.3%	120	bps
Collision Repair	55.5%	56.3%	80	bps

Total	49.7%	50.6%	90	bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands)	2008	2009	Change		% Change
Same Store:
Revenue
Parts	$424,132	$416,024	$(8,108)		(1.9%)
Service	322,174	312,734	(9,440)		(2.9%)
Collision Repair	41,622	37,606	(4,016)		(9.6%)

Total	$787,928	$766,364	$(21,564)		(2.7%)

Gross profit
Parts	$145,199	$141,973	$(3,226)		(2.2%)
Service	222,740	220,219	(2,521)		(1.1%)
Collision Repair	23,211	21,151	(2,060)		(8.9%)

Total	$391,150	$383,343	$(7,807)		(2.0%)

Gross profit as a % of revenue
Parts	34.2%	34.1%	(10	) bps
Service	69.1%	70.4%	130	bps
Collision Repair	55.8%	56.2%	40	bps

Total	49.6%	50.0%	40	bps
     Our domestic brands experienced declines in overall fixed operations revenue, as compared to the same period in 2008, decreasing 7.4% and 9.6%, for the third quarter and nine-month period ended September 30, 2009, respectively. The overall fixed operations revenue for our import stores experienced an increase of 1.3% for the third quarter ended September 30, 2009, and a decrease of 0.5% for the nine-month period ended September 30, 2009, when compared to the same period in the prior year.
     Customer pay revenue increased 0.4% for the third quarter ended September 30, 2009, but decreased 1.0% for the nine-month period ended September 30, 2009, when compared to the same periods in 2008. Our BMW dealerships had the most significant increase for customer pay, up 7.5% and 9.1%, respectively, for the third quarter and nine-month period ended September 30, 2009, as compared to the prior year. Warranty revenue declined 5.5% and 1.8% for the third quarter and nine-month period ended September 30, 2009, respectively, when compared to the same periods in the prior year. Our Mercedes dealerships continued to experience significant decreases in warranty revenue, declining 15.7% and 16.3%, respectively, for the third quarter and nine-month period ended September 30, 2009, as compared to the same prior year period. However, our Lexus stores experienced a significant increase in warranty revenue, improving 47.7% and 130.9%, respectively, for the third quarter and nine-month period ended September 30, 2009, over the same prior year period, due to a recall that began in February 2009. The mix of customer pay and warranty revenue can be affected by consumer spending habits and changes in manufacturer warranty programs. While difficult to

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
quantify, revenue and gross profit for our collision repair business can be negatively affected by changes in consumer driving habits such as driving fewer miles or postponing certain repairs as a result of other changes in their individual financial situation.
     Gross margin rates for service for the third quarter and nine-month period ended September 30, 2009, increased over the comparative prior year period, as a result of new technologies created to drive efficiencies and improve sales processes and profitability in our service department.
Finance, Insurance and Other (“F&I”)
     Our reported and same store F&I results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$43,259	$41,302	$(1,957)	(4.5%)
Gross profit per retail unit (excluding fleet)	$1,043	$946	$(97)	(9.3%)

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except per unit data)	2008	2009	Change	% Change
Reported:
Revenue	$139,355	$110,663	$(28,692)	(20.6%)
Gross profit per retail unit (excluding fleet)	$1,072	$954	$(118)	(11.0%)

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$42,299	$40,680	$(1,619)	(3.8%)
Gross profit per retail unit (excluding fleet)	$1,020	$932	$(88)	(8.6%)

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except per unit data)	2008	2009	Change	% Change
Same Store:
Revenue	$136,223	$108,661	$(27,562)	(20.2%)
Gross profit per retail unit (excluding fleet)	$1,048	$937	$(111)	(10.6%)
     F&I revenue decreased in the third quarter and nine-month period ended September 30, 2009 primarily due to a decrease in total retail unit sales, and lower penetration rates, especially in used vehicles finance contracts and aftermarket product contracts. Furthermore, F&I gross profit per retail unit decreased primarily due to a decrease in gross profit per finance contract as a result of less finance contract income from commercial banks. Finance revenues and penetration rates may come under pressure during the remainder of 2009 in the event manufacturers offer attractive financing rates from their captive finance affiliates.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Our SG&A reported results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands)	2008	2009	Change		% Change
Reported Expense:
Compensation	$116,949	$118,345	$(1,396)		(1.2%)
Advertising	12,817	10,734	2,083		16.3%
Rent and Rent Related	38,461	34,398	4,063		10.6%
Other	52,186	40,217	11,969		22.9%

Total	$220,413	$203,694	$16,719		7.6%

SG&A as a % of gross
Compensation	45.1%	45.9%	(80	) bps
Advertising	4.9%	4.2%	70	bps
Rent and Rent Related	14.8%	13.4%	140	bps
Other	20.2%	15.6%	460	bps

Total	85.0%	79.1%	590	bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands)	2008	2009	Change		% Change
Reported Expense:
Compensation	$365,618	$337,737	$27,881		7.6%
Advertising	42,405	31,333	11,072		26.1%
Rent and Rent Related	101,081	100,418	663		0.7%
Other	147,695	119,346	28,349		19.2%

Total	$656,799	$588,834	$67,965		10.3%

SG&A as a % of gross
Compensation	44.7%	46.3%	(160	) bps
Advertising	5.2%	4.3%	90	bps
Rent and Rent Related	12.4%	13.7%	(130	) bps
Other	18.2%	16.4%	180	bps

Total	80.5%	80.7%	(20	) bps
     For the third quarter and nine-month periods, comparatively, the decrease in overall SG&A expense can largely be attributed to physical damage and legal charges recorded in the prior year and strategic cost cutting efforts in advertising and other fixed and variable costs that were implemented due to the downturn of the economic environment. For the third quarter periods, comparatively, SG&A expenses as a percentage of gross profit decreased primarily due to decreases in rent and other expenses. For the nine month periods, comparatively, SG&A expenses as a percentage of gross profit increased due to lower overall gross profit levels and the fixed nature of certain SG&A expenses.
     For the third quarter and nine-month periods, comparatively, compensation expense as a percentage of gross profit increased primarily due to lower overall gross profit levels and fixed nature of some employee compensation expenses. Due to the decline in the economy over the past year, Sonic has made efforts to reduce overall costs, while remaining competitive in employee compensation. But, as gross profit levels decline, compensation will decline at a slower pace, which will cause an increase in compensation expense as a percentage of gross profit.
     For the third quarter and nine-month periods, comparatively, total advertising costs were lower versus the same prior year period due to adjustments in advertising volume in response to the soft operating environment. In addition, we continue to shift our advertising strategy away from traditional media and more towards internet and other outlets.
     For the third quarter periods, comparatively, rent and rent related expenses decreased as a percentage of gross profit due to lease exit accruals incurred in the prior year period of $3.9 million. For the nine-month periods, comparatively, rent and rent related expenses increased as a percentage of gross profit primarily due to the overall declines in gross profit due to the slow sales environment and the fixed nature of these expenses.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     Other SG&A expenses in the third quarter and nine-month period ended September 30, 2008 were negatively impacted by physical damage charges for hurricane damage of $2.0 million and legal charges of $4.0 million. The nine-month period ended September 30, 2008 also was impacted by charges for hail damage of $2.0 million. Further, in the third quarter and nine-month period ended September 30, 2009, there were decreases in Other SG&A expenses such as travel, supplies, training, and delivery costs that contributed to the overall decline when compared to the prior period.
Impairment Charges
          Impairment charges decreased $25.1 million and $21.6 million, respectively, in the third quarter and nine-month period ended September 30, 2009, as compared to the same periods last year. The decline can be attributed to impairment charges taken in the third quarter ended September 30, 2008 based on our belief that the value of certain fixed assets and franchise assets would not be recovered through operations or through the ultimate sale of the assets.
Depreciation and Amortization
     Reported depreciation and amortization expense decreased $0.2 million, or 2.5%, and increased $1.0 million, or 4.1%, in the third quarter and nine-month period ended September 30, 2009, respectively, as compared to the same period last year. The decrease of $0.2 million for the third quarter ended September 30, 2009 was a result of fixed asset impairments recorded during the third and fourth quarter of 2008. The increase for the nine-month period ended September 30, 2009 was due to our strategic shift to continue to own rather than lease more dealership properties.
Interest Expense, Floor Plan
     Floor plan interest expense for new vehicles decreased approximately $4.4 million, or 53.2%, and $15.6 million, or 54.1% in the third quarter and nine-month period ended September 30, 2009, respectively, compared to the third quarter and nine-month period ended September 30, 2008. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships was 2.6% and 2.5% for the third quarter and nine-month period ended September 30, 2009, respectively, compared to 3.6% and 4.2% for the third quarter and nine-month period ended September 30, 2008, respectively, which decreased interest expense by approximately $1.4 million and $9.1 million for the third quarter and nine-month periods then ended, respectively. In addition, during the third quarter and nine-month period ended September 30, 2009, the average floor plan balance for new vehicles decreased by approximately $325.1 million and $209.9 million, respectively, resulting in a decrease in interest expense of approximately $3.0 million and $6.5 million compared to the third quarter and nine-month period ended September 30, 2008, respectively. The benefit of lower interest rates was primarily due to lower LIBOR rates which affect our floor plan financing rates.
     Floor plan interest expense for used vehicles decreased approximately $0.3 million, or 37.4%, and $1.6 million, or 58.4%, in the third quarter and nine-month period ended September 30, 2009, respectively, compared to the third quarter and nine-month period ended September 30, 2008. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the third quarter ended September 30, 2009 and September 30, 2008 of $0.1 million and $0.1 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 2.4% for the third quarter ended September 30, 2009, compared to 3.9% for the third quarter ended September 30, 2008, which decreased interest expense by approximately $0.4 million. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the nine-month period ended September 30, 2009 and September 30, 2008 of $0.1 million and $0.5 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 2.3% for the nine-month period ended September 30, 2009, compared to 4.4% for the nine-month period ended September 30, 2008, which decreased interest expense by approximately $1.2 million. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships remained flat in the third quarter ended September 30, 2009 and decreased $24.4 million in the nine-month period ended September 30, 2009, compared to the third quarter and nine-month period ended September 30, 2008, respectively, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.8 million in the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008.
Non-Cash Interest Expense, Convertible Debt
     Non-cash convertible debt interest expense is comprised of the amortization of the debt discount and deferred loan costs associated with our 5.25% Convertible Notes, 5.0% Convertible Notes and 4.25% Convertible Notes in addition to the amortization of the debt discount and mark-to-market effect of the derivative liability associated with the 6.0% Convertible Notes. The initial debt discount was determined based on a valuation of the debt component of these notes, and is being amortized monthly to interest

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
expense over the life of the notes. See Note 1 in the accompanying notes to financial statements which discusses the adoption of ASC 470, “Debt”. Interest expense of approximately $2.7 million and $1.4 million in the third quarter ended September 30, 2008 and 2009, respectively, and $8.0 million and $6.1 million in the nine-month period ended September 30, 2008 and 2009, respectively, represent the non-cash amortization of the debt discount recorded as a result of adoption of ASC 470. We recognized a non-cash benefit primarily due to the mark-to-market related to the extinguishment of the derivative liability associated with the 6.0% Convertible Notes in the amount of $11.4 million and $11.3 million for the third quarter and nine-month period ended September 30, 2009, respectively. These mark-to-market gains resulted from the extinguishment of the derivative associated with the 6.0% Convertible Notes due to the issuance of the redemption notice for our 6.0% Convertible Notes. We expect to incur a charge in the fourth quarter of 2009 of approximately $7.9 million related to the write-off of the unamortized debt discount associated with the 6.0% Convertible Notes in conjunction with the redemption of these Notes during the fourth quarter of 2009. A portion of this expense will be recognized as amortization expense to non-cash interest expense, convertible debt, while the remainder will be recorded as a loss on debt extinguishment in other income (expense) on the consolidated statements of income. Deferred loan cost amortization related to the 4.25% Convertible Notes and 5.25% Convertible Notes was $0.2 million in the third quarter and nine-month period ended September 30, 2009, respectively.
Interest Expense, Other
     The change in interest expense, other, between the third quarter and nine-month period ended September 30, 2008 and 2009 is summarized in the table below:

	Increase / (Decrease) in Interest Expense, Other
	Third Quarter Ended	Nine Months Ended
(dollars in millions)	September 30, 2009	September 30, 2009

Interest Rates —
— Decrease in interest rates	$(0.3)	$(1.3)
Debt balances —
— Decrease in debt balances	(0.8)	(0.5)
Other factors —
— Decrease in capitalized interest	0.3	0.5
— Incremental interest expense related to variable to fixed rate swaps	1.7	10.3
— Incremental interest expense related to fixed to variable rate swaps	0.2	0.9
— Higher deferred loan cost amortization	2.1	8.7
— Higher interest allocation to discontinued operations	(0.4)	(3.7)
— Other	0.6	1.8

	$3.4	$16.7

Other Income (Expense), Net
     Other income for the third quarter and nine-month period ending September 30, 2009 includes a gain of approximately $2.1 million related to the derecognition of liability and equity components of the 4.25% Convertible Notes in accordance with ASC 470, “Debt”, upon repurchase of a portion of the 4.25% Convertible Notes (see Note 6).
     We expect to incur a charge in the fourth quarter of 2009 of approximately $7.9 million related to the unamortized debt discount associated with the 6.0% Convertible Notes in conjunction with the redemption of these notes during the fourth quarter of 2009. A portion of this charge will be recognized as amortization expense to non-cash interest expense, convertible debt, while the remainder will be recorded as a loss on debt extinguishment in other income (expense) in the consolidated statements of income.
Income Taxes
     The overall effective tax rate from continuing operations was 42.2% and 43.0% for the third quarter and nine-month period ended September 30, 2009. The overall effective tax rate from continuing operations was 32.6% and 45.5% for the third quarter and nine-month period ended September 30, 2008. The effective rate for the nine-month period ended of 2009 was lower than the prior year nine-month period due to the shift in the distribution of taxable income between states in which we operate. At the end

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
2008, we provided income tax valuation allowances totaling $99.6 million related to certain deferred tax assets based on our judgment that it was more likely than not that we would not be able to realize recorded balances. This judgment was based on our operating loss generated in 2008 as a result of a goodwill impairment charge, the overall downturn in the economy of the United States and, in particular, the automotive retail industry. As of September 30, 2009, in our judgment, there is still significant uncertainty related to our ability to realize the recorded deferred tax assets. However, in the event circumstances change in the fourth quarter of 2009, a portion or all of the valuation allowances currently recorded, with the exception of those related to net operating loss carryforwards, may not be necessary. Accordingly, in the event we do reduce the level of valuation allowances recorded our effective tax rate could be materially affected. Absent any activity related to income tax valuation allowances, we expect the effective tax rate for continuing operations in future periods to fall within a range of 40% to 45%.
Discontinued Operations
     The pre-tax losses from operations and the sale of discontinued franchises were as follows:

	(dollars in thousands)
	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Income from operations	$528	$1,707	$543	$1,593
Loss on disposal of franchises	(137)	(103)	(3,080)	(572)
Lease exit charges	(10,927)	(5,171)	(12,444)	(6,751)
Property impairment charges	(4,842)	(74)	(6,897)	(2,271)
Goodwill impairment charges	—	(207)	—	(2,680)
Franchise agreement and other impairments	(2,500)	—	(6,800)	—
Favorable lease asset impairment charges	—	—	(1,903)	—

Pre-tax loss	$(17,878)	$(3,848)	$(30,581)	$(10,681)

Total Revenues	$244,947	$183,153	$845,569	$544,357

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
Liquidity and Capital Resources
     We require cash to fund debt service and working capital requirements. We rely on cash flows from operations, borrowings under our 2006 Credit Facility, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. Our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements.
     Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries and are dependent to a substantial degree on the results of operations of these subsidiaries. In the third quarter and nine-month period ended September 30, 2009, our liquidity continued to be negatively affected by the downturn in the overall economy and particularly the downturn experienced in the automotive retail industry that began in the second half of 2008 and continued into 2009. For the third quarter and nine-month period ended September 30, 2008, the average SAAR of new vehicle sales was 13.0 million units and 14.1 million units, respectively, compared to 11.5 million units and 10.2 million units for the third quarter and nine-month period ended September 30, 2009, respectively. The third quarter SAAR

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
includes the effects of an increase in unit sales in July and August as a result of the CARS program. The annual average SAAR since 1990 was 15.5 million units compared to 13.2 million units for the year 2008. At the current level of SAAR, we believe we will continue to be able to generate positive adjusted cash flows from operations (defined as cash flows from operating activities, net of net borrowings on notes payable floor plan — non-trade, which is included in cash flows from financing activities) in the foreseeable future. In the third quarter and nine-month period ended September 30, 2009, adjusted cash flows from operating activities provided cash of $42.9 million and $73.0 million, respectively.
Floor Plan Facilities
     The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 2.7% and 2.5% for the third quarter and nine-month period ended September 30, 2009, respectively, compared to 3.6% and 4.2% for the third quarter and nine-month period ended September 30, 2008, respectively. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the particular vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of September 30, 2009.
     The weighted average interest rate for our used vehicle floor plan facility (for which interest expense is allocated to continuing and discontinued operations) was 2.4% and 2.3% for the third quarter and nine-month period ended September 30, 2009, respectively, compared to 3.9% and 4.4% for the third quarter and nine-month period ended September 30, 2008, respectively.
     We expect interest expense related to floor plan financing to increase in the future as a result of recent amendments to our 2006 Credit Facility and our expectation that manufacturer captive finance entities may also increase interest rates charged related to new vehicle inventory floor plan facilities.
Long-Term Debt and Credit Facilities
     See Note 6, “Long-Term Debt” in the notes to the accompanying unaudited financial statements for a discussion of amendments to the 2006 Credit Facility, the repayment of the 5.25% Convertible Notes with the issuance of 6.0% Convertible Notes, cash payments and issuance of Class A common stock, and the repayment of a portion of the 4.25% Convertible Notes with the issuance of 5.0% Convertible Notes and Class A common stock. Also see Note 6 for discussions of compliance with debt covenants.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Dealership Acquisitions and Dispositions
     During the nine-month period ended September 30, 2009, we disposed of 11 franchises. These disposals generated cash of $22.8 million.
Capital Expenditures
     Our capital expenditures generally include purchases of land, the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the third quarter and nine-month period ended September 30, 2009 were approximately $8.0 million and $34.6 million, respectively. All of the $34.6 million used for capital expenditures related to the completion of construction and improvement projects to our dealerships which were underway at the end of 2008. As of September 30, 2009, contractual commitments to contractors for facilities construction projects totaled approximately $41.5 million.
     Capital expenditures were lower in the third quarter and nine-month period ended September 30, 2009 than historical activity due to our strategy of reducing expenditures to minimum levels in 2009. Furthermore, we do not anticipate significant refurbishment projects of dealership properties to occur beyond those already underway at the end of the third quarter and nine-month period ended September 30, 2009.
Stock Repurchase Program
     As of September 30, 2009, pursuant to previous authorizations from our Board of Directors, we had approximately $44.6 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. Due to current economic conditions and liquidity concerns, we have curtailed our stock repurchase activities and do not anticipate significant activity during 2009. Share repurchases, with the exception of those related to tax withholding arrangements associated with our Stock Plans, are expressly prohibited by our 2006 Credit Facility.
Dividends
     During the third quarter and nine-month period ended September 30, 2009, our recurring quarterly dividend program was suspended. The payment of dividends is expressly prohibited by our 2006 Credit Facility.
Cash Flows
     For the nine-month period ended September 30, 2009, net cash provided by operating activities was approximately $442.7 million. This provision of cash was comprised primarily of cash inflows related to reductions in inventories and accounts receivable, partially offset by a decrease in notes payable — floor plan — trade. Net cash used in investing activities during the nine-month period ended September 30, 2009 was approximately $11.1 million. This use of cash was primarily comprised of purchases of property and equipment, partially offset by proceeds received from sales of franchises. Net cash used in financing activities for the nine-month period ended September 30, 2009 was approximately $438.0 million, primarily comprised of the decrease in notes payable — floor plan — non-trade, the settlement of cash flow swaps, the increase in restricted cash designated for the repurchase of the 6.0% Convertible Notes in the fourth quarter of 2009 or the repurchase or repayment of our other debt obligations and payments on long-term debt, partially offset by cash received for issuances of long-term debt and common stock.
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
     Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
provided by operating activities of $96.3 million and $73.0 million for the nine-month periods ended September 30, 2008 and 2009, respectively.
Guarantees and Indemnifications
     In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnifications. See Note 9 in the accompanying notes to financial statements.
Future Liquidity Outlook
     See Notes 1 and 6 of the notes to the accompanying unaudited financial statements for a discussion of the full satisfaction of our obligation under the 5.25% Convertible Notes through the payment of cash, the issuance of 6.0% Convertible Notes and the issuance of Class A common stock in May 2009. In addition, Notes 1 and 6 discuss the partial repurchase of our 4.25% Convertible Notes funded by cash generated through the issuance of 5.0% Convertible Notes and Class A common stock in September 2009.
     As of September 30, 2009, we had approximately $106.9 million of restricted cash available to extinguish existing debt. We used $88.1 million to redeem the 6.0% Convertible Notes in October 2009. The remaining $18.8 million will either be used to repurchase the remaining 4.25% Convertible Notes and/or repay balances outstanding on our 2006 Credit Facility. We are currently negotiating with various lenders to replace the 2006 Credit Facility which matures in February 2010. We expect to complete the 2006 Credit Facility refinancing in the fourth quarter of 2009. To the extent that current economic conditions continue, the interest rates, borrowing capacity and other terms associated with a new facility may be less favorable than those that currently exist.
     Although we will attempt to refinance the 2006 Credit Facility, we cannot assure our investors that we will succeed in these efforts. A default under one or more of our debt arrangements, including the 2006 Credit Facility, could cause cross defaults of other debt, lease facilities and operating agreements, any of which could have a material adverse effect on our business, financial condition, liquidity and operations.
     We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2006 Credit Facility, selected dealership and other asset sales and our ability to raise funds in the capital markets. We are currently restricted in borrowing under the 2006 Credit Facility to borrowings for ordinary course of business operating expenses. Continued uncertainties in the economic environment, the lack of availability of consumer credit, and uncertainty regarding the domestic automotive manufacturers will affect our ability to generate cash from operations. In addition to actions already taken such as cost reductions, eliminating share repurchases and suspending our dividend, we will attempt to further mitigate the impact of declines in cash flow from operations by suspending our acquisition activities, increasing asset sales and reducing capital expenditures.
     The table below represents our contractual obligations as of September 30, 2009, after taking into consideration the issuance and repayment of debt obligations in the nine months ended September 30, 2009:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	(Amounts in thousands)
	Q4 2009	2010	2011	2012	2013	Thereafter	Total

Floor Plan Facilities (1)	$658,182	$—	$—	$—	$—	$—	$658,182
Long-Term Debt (2)	108,242	23,321	6,706	7,163	288,421	273,059	706,912
Letters of Credit	76,971	—	—	—	—	—	76,971
Estimated Interest Payments on Floor Plan Facilities (3)	2,857	—	—	—	—	—	2,857
Estimated Interest Payments on Long-Term Debt (4)	10,967	41,941	40,784	40,261	30,585	65,546	230,084
Operating Leases (Net of Sublease Rentals)	29,583	109,684	100,465	97,246	91,238	515,945	944,161
Construction Contracts	41,500	—	—	—	—	—	41,500
Other Purchase Obligations (5)	2,856	12,725	11,225	3,960	2,640	—	33,406
ASC 470 Liability (6)	500	—	—	—	—	22,745	23,245

Total	$931,658	$187,671	$159,180	$148,630	$412,884	$877,295	$2,717,318

(1)	Floor plan facilities include amounts classified as liabilities associated with assets held for sale.

(2)	Long-Term Debt consists of contractual principal payments only. Maturities are presented as the earliest date we may be required to repay amounts owed and do not assume any forced conversions.

(3)	Floor plan facilities balances (including amounts classified as liabilities associated with assets held for sale) are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the September 30, 2009 floor plan facilities balance, the weighted average interest rate for the third quarter of 2009 of 2.64% and the assumption that floor plan facilities balances at September 30, 2009 would be relieved within sixty days in connection with the sale of the associated vehicle inventory.

(4)	Based on schedule of contractual maturities discussed in (2) above.

(5)	Other Purchase Obligations include contracts for office supplies, utilities, and various other items or services.

(6)	Amount represents recorded liability, including interest and penalties, related to ASC 470.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Off-Balance Sheet Arrangements
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” in our Current Report on Form 8-K furnished to the SEC on August 21, 2009, for the year ended December 31, 2008 for a description of our off-balance sheet arrangements.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our variable rate notes payable—floor plan, 2006 Credit Facility (as defined in our Current Report on Form 8-K furnished to the SEC on August 21, 2009 for the year ended December 31, 2008) borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $313.8 million at September 30, 2009. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $3.9 million in the nine-month period ended September 30, 2009. Of the total change in interest expense, approximately $3.5 million would have resulted from notes payable—floor plan.
     In addition to our variable rate debt, as of September 30, 2009, approximately 19% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low.
     During the first quarter ended March 31, 2009, we settled two of our cash flow swaps with notional values totaling $200.0 million. The swaps were settled with a net settlement payment by us of approximately $16.5 million. This settlement loss was deferred and will be amortized into earnings through interest expense over the swaps’ initial remaining term.
     At the end of the third quarter and nine-month period ended September 30, 2009, the following interest rate swaps were outstanding:

Notional	Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$3.9	7.100%	one-month LIBOR	July 10, 2017
$25.0	5.160%	one-month LIBOR	September 1, 2012
$15.0	4.965%	one-month LIBOR	September 1, 2012
$25.0	4.885%	one-month LIBOR	October 1, 2012
$12.1	4.655%	one-month LIBOR	December 10, 2017
$9.0	6.860%	one-month LIBOR	August 1, 2017
$7.4	4.330%	one-month LIBOR	July 1, 2013

(1)	One-month LIBOR was 0.246% at September 30, 2009.
     All cash flow swaps (fixed pay rate and variable receive rate), with the exception of the swap with a notional amount of $9.0 million, have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of the swaps are recorded in other comprehensive (loss)/income, net of related income taxes in the Consolidated Statements of Stockholders’ Equity. During the third quarter and nine-month period ending September 30, 2009, certain cash flow swaps were ineffective due to temporary reductions in LIBOR-based debt balances, resulting in a charge of $0.3 million to interest expense in the third quarter and nine-month period ending September 30, 2009. The cash flow swap with a notional amount of $9.0 million was not designated as a hedging instrument and therefore changes in the fair value of this swap are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income. The loss recognized related to this swap that was not designated as a hedging instrument for the third quarter ended September 30, 2009 was $0.3 million, compared to a gain of $1.8 million for the nine-month period ended September 30, 2009.
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
PART II — OTHER INFORMATION
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
     As of September 30, 2009, our total outstanding indebtedness was approximately $1.3 billion, including the following:
•	$20.6 million under the 2006 Revolving Credit Sub-Facility (as defined below), classified as current;

•	$658.2 million under the secured new and used inventory floor plan facilities, including $53.1 million classified as liabilities associated with assets held for sale;

•	$135.0 million in 5.0% Convertible Notes representing $172.5 million in aggregate principal amount outstanding less unamortized discount of approximately $37.5 million;

•	$77.7 million in 6.0% Convertible Notes, classified as current, representing $85.6 million in aggregate principal amount outstanding less unamortized discount of approximately $7.9 million;

•	$16.3 million in 4.25% Convertible Notes, representing $17.0 million in aggregate principal amount outstanding less unamortized discount of approximately $0.7 million;

•	$273.4 million in 8.625% Notes, representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $1.6 million;

•	$111.6 million of mortgage notes, representing $111.4 million in aggregate principal amount plus unamortized premium of approximately $0.2 million, due from June, 2013 to September, 2028, with a weighted average interest rate of 5.2%; and

•	$27.5 million of other secured debt, representing $24.8 million in aggregate principal amount plus unamortized premium of approximately $2.7 million.
     As of September 30, 2009, we had $102.4 million available for additional borrowings under the 2006 Revolving Credit Sub-Facility (as defined below) based on the borrowing base calculation on that date, which is affected by numerous factors including eligible asset balances, the market value of certain collateral and historical consolidated EBITDA (as defined). On October 1, 2009, in accordance with Amendment No. 5 to the Credit Agreement, the borrowing base calculation was adjusted to weight the EBITDA component 25% (adjusted from 50%, and as a result, the amount available for additional borrowings was reduced to $73.3 million going into the fourth quarter of 2009. We are also able to borrow under our 2006 Revolving Credit Sub-Facility only if we are in compliance with our financial and other covenants and all of our representations and warranties contained in the 2006 Revolving Credit Sub-Facility are true on the date of borrowing. Based on the most recent amendment to the 2006 Credit Facility, we can only use proceeds from borrowings for ordinary course of business expenditures. We also have additional capacity under new and used inventory floor plan facilities. In addition, the indentures relating to our 8.625% Notes, 6.0% Convertible Notes issued in May 2009, 5.0% Convertible Notes issued in September 2009, 4.25% Convertible Notes and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we are in compliance with the terms thereunder. We refer to the $216.0 million of availability under a revolving credit facility (“2006 Revolving Credit Sub-Facility”), up to $635.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $100.0 million in borrowing availability for used vehicle inventory floor plan financing collectively as our “2006 Credit Facility”.
          In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that generally have initial terms of fifteen to twenty years with one or two ten-year renewal options. These operating leases require compliance of financial and operating covenants similar to those under our 2006 Credit Facility, monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in the notes to our financial statements under the heading “Commitments and Contingencies” in our Current Report on Form 8-K furnished to the SEC on August 21, 2009.
     As of September 30, 2009, we had approximately $781.4 million of debt that matures or which we are obligated to repay in 2009 and 2010. This amount includes $678.8 million outstanding related to our 2006 Credit Facility (revolving credit, used and new vehicle financing), $85.6 million of principal related to our 6.0% Convertible Notes which we have called for redemption on October 28, 2009 and the remaining $17.0 million principal outstanding related to our 4.25% Convertible Notes. Although we currently have the liquidity to retire the debt outstanding related to the 6.0% Convertible

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
Notes and the 4.25% Convertible Notes, we do not have sufficient liquidity to repay amounts outstanding related to the 2006 Credit Facility. We are currently negotiating with lenders to refinance this facility. Although we believe we will be successful in refinancing this facility resulting with terms that are not more restrictive or more costly than the current facility, we can not assure you we will be able to do so.
     Our leverage and the result of our refinancing of the 2006 Credit Facility could have important consequences to the holders of our securities, including the following:
•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes or to refinance existing indebtedness may be limited in the future;

•	a substantial portion of our current cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness and rents under long-term operating leases, thereby reducing the funds available to us for our operations and other purposes;

•	some of our borrowings and facility leases are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates;

•	future interest rates may be higher than those currently applicable to our outstanding debt;

•	the indebtedness outstanding under our 2006 Credit Facility and other floor plan facilities and the indenture governing our 6.0% Convertible Notes are secured by a pledge of substantially all the assets of our dealerships, which may limit our ability to borrow money from other sources; and

•	we may be substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changing market conditions and regulations.
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
     Our 2006 Credit Facility, the indenture governing our 8.625% Notes and many of our facility operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross default. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 6.0% Convertible Notes, 4.25% Convertible Notes, 5.0% Convertible Notes and the 8.625% Notes, under the cross default provisions in those agreements or indentures. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
Our ability to make interest and principal payments when due to holders of our debt securities depends upon the receipt of sufficient funds from our subsidiaries.
     Substantially all of our consolidated assets are held by our subsidiaries and substantially all of our consolidated cash flow and net income are generated by our subsidiaries. Accordingly, our cash flow and ability to service debt depends to a substantial degree on the results of operations of our subsidiaries and upon the ability of our subsidiaries to provide us with cash. We may receive cash from our subsidiaries in the form of dividends, loans or otherwise. We may use this cash to service our debt obligations or for working capital. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt. In addition, the ability of our subsidiaries to pay dividends or make loans to us are subject to contractual limitations under the floor plan facilities, minimum net capital requirements under manufacturer franchise agreements and laws of the state in which a subsidiary is organized and depend to a significant degree on the results of operations of our subsidiaries and other business considerations. In addition, if we sell a dealership subsidiary, our cash flows will decline and consequently, the sale of a significant portion of our dealership subsidiaries could have a material adverse effect on our cash flows.
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
          To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of September 30, 2009, Sonic had interest rate swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. See “Derivative Instruments and Hedging Activities” under Note 1 to our Consolidated Financial Statements. In 2009, we settled our $100 million notional, pay 5.002% and $100 million notional, pay 5.319% swaps with a payment to the counterparty of $16.5 million. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions.
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
Risks Related to Our Relationships with Vehicle Manufacturers

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
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
     Franchised automotive retailers perform service work and sell replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For the nine months ended September 30, 2009, approximately 19.1% of our parts and service revenue was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our fixed operations sales volume and profitability could be adversely affected.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
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
     In the nine months ended September 30, 2009, a significant portion of our new vehicle revenue was derived from the sale of new vehicles manufactured by BMW, Honda (including Acura), Toyota (including Lexus), Mercedes, General Motors (including Cadillac) and Ford. Our success depends to a great extent on these manufacturers’:
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
          On June 1, 2009, General Motors Corp. and certain of its subsidiaries (“General Motors”) filed for Chapter 11 bankruptcy protection. On July 10, 2009, General Motors emerged from bankruptcy as the new General Motors Company, with the former General Motors Corp. henceforth known as Motors Liquidation Company. As of September 30, 2009, we operated 33 General Motors franchises (under the Cadillac, Chevrolet, Hummer, Saab, Buick and Saturn nameplates) at 26 physical dealerships. Six of our General Motors dealerships, representing twelve franchises, including three Hummer franchises at multi-franchise dealerships, two Saab franchises at multi-franchise dealerships and one additional General Motors franchise at a multi-franchise dealership received letters stating that the franchise agreements between General Motors and us will not be continued by General Motors on a long-term basis. General Motors has offered assistance with winding down the operations of these franchises in exchange for our execution of termination agreements. We executed all of the termination agreements. Assistance to be received from General Motors totals $3.3 million, of which $0.7 million has been received as of September 30, 2009. The remaining assistance has not been recorded as a receivable from General Motors as of September 30, 2009 due to certain conditions required for the additional payments to occur had not yet been satisfied. The termination agreements provide for the following:
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
     For the remaining General Motors franchises we executed “continuation agreements” which require, among other things, that existing franchise agreements will expire no later than October 31, 2010. In consideration of the execution of the “continuation agreements” General Motors recommended to the bankruptcy court the continuation or assumption of our existing franchise agreements, as amended by the “continuation agreements”. All of our franchises that executed “continuation agreements” were assumed by the post-bankruptcy General Motors. We cannot be assured that General Motors will renew our franchise agreements when they expire on October 31, 2010.
     With the exception of: (1) product liability indemnifications, (2) amounts owed to us through incentive programs, (3) amounts currently owed to our franchises under their open accounts with General Motors and (4) warranty claims occurring within 90 days prior to June 1, 2009, all amounts owed to us from General Motors were extinguished as a result of the execution of the termination and continuation agreements. A motion was made by General Motors to the bankruptcy court and the motion was granted by the bankruptcy court allowing General Motors to pay the claims noted in (1) — (4) above. As a result, we have received payments related to all pre-bankruptcy claims.
     On June 2, 2009, General Motors announced that Chinese equipment manufacturer Sichuan Tengzhong Heavy Industrial Machinery Co. (“STHIMC”) will buy its Hummer brand. On October 9, 2009, the two parties signed a definitive asset purchase agreement. As of September 30, 2009, we operated three Hummer franchises at three dealership locations. It

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
is uncertain whether STHIMC will continue supporting the Hummer brand or whether STHIMC’s ownership of the Hummer brand will have a positive or negative impact on our Hummer franchises’ operations.
     Although General Motors originally announced that Penske Automotive Group (“PAG”), will buy its Saturn brand, on September 30, 2009, General Motors announced PAG will not purchase the Saturn brand and it plans to discontinue the Saturn brand. As of September 30, 2009, we operated one Saturn franchise at one dealership location.
     As our operations at the affected franchises that will not be renewed or will be discontinued wind down, we may be required to accelerate depreciation expenses and record impairment charges related to, but not limited to, lease obligations, fixed assets, franchise assets, accounts receivable and inventory. These charges could have a material adverse impact on our results, financial position and cash flows.
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
     At September 30, 2009 we had the following balances recorded related to domestic manufacturers:

(dollars in millions)
September 30,
2009

General Motors
New Vehicle Inventory	$82.3
Parts Inventory	10.2
Factory Receivables	7.6
Property and Equipment, net	20.6
Franchise Assets	15.9
Ford (including Volvo)
New Vehicle Inventory	50.7
Parts Inventory	3.9
Factory Receivables	4.2
Property and Equipment, net	8.9
Franchise Assets	2.2
Chrysler
New Vehicle Inventory	1.0
Parts Inventory	1.1
Factory Receivables	0.1
Property and Equipment, net	1.5
Franchise Assets	—
     The manner in which these manufacturers maintain relations with their franchisees may change as a result of the bankruptcy filings and subsequent emergence from bankruptcy. We can give no assurances that future practices of these manufacturers will be consistent with the way they have historically operated.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
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
     Substantially all the assets of our dealerships are pledged to secure the indebtedness under the 2006 Credit Facility and our separate floor plan indebtedness with lenders, including the captive finance subsidiaries of BMW, Ford, General Motors and Mercedes. In addition, in connection with the issuance of the 6.0% Convertible Notes, a second lien was granted on those assets pledged under the 2006 Credit Facility in favor of the 6.0% Convertible Notes holders. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer captive finance subsidiaries are either owned or affiliated with BMW, Mercedes, Ford, General Motors, Nissan and Toyota, respectively, any deterioration of our relationship with the particular captive finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.
Manufacturers’ restrictions on acquisitions could limit our future growth.
     Although we have currently suspended our plans to grow our business through acquisitions, we intend to grow through acquisitions in the future. We are required to obtain the approval of the applicable manufacturer before we can acquire an additional dealership franchise of that manufacturer. In determining whether to approve an acquisition, manufacturers may consider many factors such as our financial condition, CSI scores and our compliance with the particular manufacturer’s facility requirements. Obtaining manufacturer approval of acquisitions also takes a significant amount of time, typically three to five months. We cannot assure you that manufacturers will approve future acquisitions or do so on a timely basis, which could impair the execution of our acquisition strategy.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
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
     Our obligations under the 2006 Credit Facility are secured with a pledge of five million shares of Speedway Motorsports, Inc. Common Stock, a publicly traded owner and operator of automobile racing facilities. These shares of Speedway Motorsports, Inc. Common Stock are owned by Sonic Financial Corporation (“SFC”), an entity controlled by Mr. Smith. Presently, the $216.0 million borrowing limit of our 2006 Revolving Credit Sub-Facility is subject to a borrowing base calculation that is based, in part, on the value of the Speedway Motorsports shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of Speedway Motorsports common stock could reduce the amount we can borrow under the 2006 Revolving Credit Sub-Facility.
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
     Our business is heavily dependent on consumer demand and preferences. Our revenues have been materially and adversely affected by the recent downturn in overall levels of consumer spending. We expect this downturn to continue

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
through at least 2009 and into 2010. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Economic conditions may have a material adverse effect on our retail business, particularly sales of new and used automobiles.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
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
     Our business is highly regulated. In the past several years, private plaintiffs and state attorney generals have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. The conduct of our business is subject to numerous federal, state and local laws and regulations regarding unfair, deceptive and/or fraudulent trade practices (including advertising, marketing, sales, insurance, repair and promotion practices), truth-in-

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
lending, consumer leasing, fair credit practices, equal credit opportunity, privacy, insurance, motor vehicle finance, installment finance, closed-end credit, usury and other installment sales. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.
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
     As described in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies” in our Current Report on Form 8-K furnished to the SEC on August 21, 2009, our estimates for finance, insurance and service contracts and insurance reserves are based on historical experience. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.
A further impairment of our goodwill could have a material adverse impact on our earnings.
     Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in our Current Report on Form 8-K furnished to the SEC on August 21, 2009, in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. Based on the results of Sonic’s step one test as of December 31, 2008, we were required to complete step two of the impairment evaluation. Sonic recorded an estimated goodwill impairment charge in continuing operations of $787.9 million at December 31, 2008 and a $9.5 million charge related to franchises held for sale in discontinued operations. An estimate was recorded because we had not finalized the valuation of certain assets and liabilities that are necessary for us to complete our evaluation. During the first quarter of 2009, we completed the valuation of these certain assets and liabilities. Based on the completion of our evaluation of the goodwill impairment in the first quarter of 2009, no adjustment to the estimate that was recorded at December 31, 2008 was required. As of December 31, 2008, after recording this charge for impairment, our balance sheet reflected a carrying amount of approximately $481.9 million in goodwill (including goodwill classified as assets held for

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
sale). If goodwill is further impaired based on a future impairment test, we will record another non-cash impairment charge that may also have a material adverse effect on our earnings for the period in which the impairment of goodwill occurs. As of September 30, 2009, our balance sheet reflected a carrying amount of approximately $474.1 million in goodwill (including goodwill classified as assets held for sale).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The following table sets forth information about the shares of Class A Common Stock we repurchased during the third quarter ended September 30, 2009:

	( in thousands, except price per share amounts)

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
		Average	as Part of Publicly	May Yet Be Purchased
	Total Number of	Price Paid	Announced Plans	Under the Plans or
	Shares Purchased (1)	per Share	or Programs (2)	Programs

July 2009	0	$—	0	$44,624
August 2009	0	$—	0	$44,624
September 2009	0	$—	0	$44,624

Total	0	$—	0	$44,264

(1)	Shares repurchased were a result of the delivery of shares by employees and officers in satisfaction of withholding tax obligations upon vesting of restricted stock and restricted stock units.

(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

( in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000
Share repurchases and the payment of dividends are expressly prohibited by our 2006 Credit Facility, with limited exceptions.

Item 4: Submission of Matters to a Vote of Security Holders
     A Special Meeting of Stockholders of Sonic Automotive, Inc. (“Sonic”) was held August 19, 2009, for the purpose of approving the issuance of shares of Class A common stock upon the conversion of Sonic’s 6.0% Senior Secured Convertible Notes due 2012 (the “6.0% Convertible Notes”) at the conversion price of $4.00, subject ot further adjustment, as described in the 6.0% Convertible Notes indenture (filed as Exhibit 4.5 to Sonic’s registration statement on Form S-3 (Reg. No. 333-160452).

	Votes For	Votes Against	Votes Abstained
Approval of the issuance of shares of Class A common stock upon conversion of our 6.0% senior secured convertible notes due 2012 at the conversion price	139,783,541	59,256	21,713

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 6: Exhibits.
(a) Exhibits:

Exhibit No.	Description

1.1	Underwriting Agreement (Class A common stock) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the September 17, 2009 Form 8-K).

1.2	Underwriting Agreement (convertible senior notes) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.2 to the September 17, 2009 Form 8-K).

4.1	Form of 5.0% Convertible Senior Note due October 2029 (incorporated by reference to Exhibit 4.2 to the September 2009 Form 8-K (Reg. No. 333-1691519)).

4.2	Indenture dated as of September 23, 2009 by and among Sonic Automotive, Inc, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the September 2009 Form 8-K).

4.3	First Supplemental Indenture dated as of September 23, 2009 to the Base Indenture between Sonic and the Trustee (the Supplemental Indenture” and together with the Base Indenture, the “Indenture”) (incorporated by reference to Exhibit 4.2 to the September 2009 Form 8-K).

10.1	Amendment No. 6 to Credit Agreement dated September 11, 2009.

10.2	Notes Purchase Agreement

Exhibit No.	Description

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates a management contract or compensatory plan or arrangement.

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
     These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of Exhibit 99.1 in our Current Report on Form 8-K furnished to the SEC on August 21, 2009 and Item 1A of this Form 10-Q and elsewhere in this report, as well as:
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

SONIC AUTOMOTIVE, INC.
Date: October 30, 2009	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: October 30, 2009	By:	/s/ DAVID P. COSPER
David P. Cosper
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement (Class A common stock) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the September 17, 2009 Form 8-K).

1.2	Underwriting Agreement (convertible senior notes) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.2 to the September 17, 2009 Form 8-K).

4.1	Form of 5.0% Convertible Senior Note due October 2029 (incorporated by reference to Exhibit 4.2 to the September 2009 Form 8-K (Reg. No. 333-1691519)).

4.2	Indenture dated as of September 23, 2009 by and among Sonic Automotive, Inc, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the September 2009 Form 8-K).

4.3	First Supplemental Indenture dated as of September 23, 2009 to the Base Indenture between Sonic and the Trustee (the Supplemental Indenture” and together with the Base Indenture, the “Indenture”) (incorporated by reference to Exhibit 4.2 to the September 2009 Form 8-K).

10.1	Amendment No. 6 to Credit Agreement dated September 11, 2009.

10.2	Notes Purchase Agreement

Exhibit No.	Description
31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates a management contract or compensatory plan or arrangement.