Form 10-K
period 2009-12-31
SONIC AUTOMOTIVE INC
filed 2010-02-24
CIK 1043509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13395
SONIC AUTOMOTIVE, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	56-2010790
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6415 IDLEWILD ROAD, SUITE 109 CHARLOTTE, NORTH CAROLINA	28212 (Zip Code)
(Address of Principal Executive Offices)

(704) 566-2400
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 Par Value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $295,098,683 based upon the closing sales price of the registrant’s Class A common stock on June 30, 2009 of $10.16 per share. As of February 18, 2010 there were 40,109,558 shares of Class A common stock, par value $0.01 per share, and 12,029,375 shares of Class B common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2010 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

		Page

PART I
Item 1.	Business.	4
Item 1A.	Risk Factors.	11
Item 1B.	Unresolved Staff Comments.	27
Item 2.	Properties.	27
Item 3.	Legal Proceedings.	27
Item 4.	Submission of Matters to a Vote of Security Holders.	28

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	67
Item 8.	Financial Statements and Supplementary Data	68
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	68
Item 9A.	Controls and Procedures	68
Item 9B.	Other Information	69

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	69
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13.	Certain Relationships and Related Transactions, and Director Independence	69
Item 14.	Principal Accountant Fees and Services	69

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	69
SIGNATURES		75
CONSOLIDATED FINANCIAL STATEMENTS		F-8
EX-10.45
EX-10.46
EX-10.47
EX-10.48
EX-10.49
EX-10.50
EX-10.51
EX-10.52
EX-10.53
EX-10.54
EX-10.55
EX-10.56
EX-10.57
EX-10.58
EX-10.59
EX-10.60
EX-10.61
EX-10.62
EX-10.63
EX-10.64
EX-10.65
EX-10.66
EX-10.67
EX-12.1
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of this Form 10-K and elsewhere in this report, as well as:

•	the number of new and used cars sold in the United States generally, and as compared to our expectations and the expectations of the market;

•	our ability to generate sufficient cash flows or obtain additional financing to fund acquisitions, capital expenditures, our share repurchase program, dividends on our Common Stock, and general operating activities;

•	the reputation and financial condition of vehicle manufacturers whose brands we represent, the financial incentives vehicle manufacturers offer and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	adverse resolutions of one or more significant legal proceedings against us or our dealerships;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we seek to acquire;

•	our ability to successfully integrate future acquisitions or complete disposition activities; and

•	the rate and timing of overall economic recovery or further decline.

PART I

Item 1.	Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of January 31, 2010, we operated 145 dealership franchises at 122 dealership locations, representing 29 different brands of cars and light trucks, and 26 collision repair centers in 15 states. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, warranty, paint and repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing and insurance and other aftermarket products (collectively, “F&I”) for our automotive customers.

The following chart depicts the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2009:

Revenue	Gross Profit

As of December 31, 2009, we operated dealerships (classified in our financial statements as continuing operations or discontinued operations) in the following markets:

			Percent of
	Number of	Number of	2009 Total
Market	Dealerships	Franchises	Revenue

Houston	19	25	20.9%
North/South Carolina/Georgia	15	16	10.2%
Alabama/Tennessee	16	23	10.2%
Los Angeles South/San Diego	6	6	8.2%
North Bay (San Francisco)	10	9	7.3%
Los Angeles North	9	12	6.9%
Dallas	6	8	6.4%
Florida	9	10	6.3%
South Bay (San Francisco)	8	9	6.1%
Mid-Atlantic	5	6	6.0%
Oklahoma	6	6	3.4%
Ohio	4	6	2.5%
Colorado	2	2	2.0%
Michigan	5	5	1.9%
Las Vegas	3	3	1.7%

Total	123	146	100.0%

Over the long-term, we plan to continue to purchase franchises that enrich our franchise portfolio and divest franchises that we believe will not yield acceptable returns over the long-term. Currently, we are not pursuing any significant acquisition opportunities. Although we believe growth through acquisitions will be a significant source of growth for us in the future, we do not see this being a significant source of growth in the near-term. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our plans for the use of capital generated through operations. Our ability to carry out acquisition activity in the future will depend on many factors, including the availability of financing and the existence of any contractual provisions that may restrict our acquisition activity.

The automotive retailing industry remains highly fragmented, and we believe that further consolidation may occur over the long-term. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships.

Business Strategy

Diverse Revenue Streams.  We have multiple revenue streams. In addition to new vehicle sales, our revenue sources include used vehicle sales, which we believe are less sensitive to economic cycles and seasonal influences that exist with new vehicle sales. Our fixed operations sales carry a higher gross margin and, in the past, have not been as economically sensitive as vehicle sales. We also offer customers assistance in obtaining financing and a range of automobile related insurance products.

Process Execution.  We believe the identification of business best practices and implementing those best practices at all of our dealerships enables us to offer a more favorable buying experience to our customers and to create efficiencies in our business processes. While the ultimate goal of these activities is to ensure our customers are completely satisfied with the products and services we offer, these processes also drive growth in our diverse set of revenue streams and minimize costs associated with those activities.

Portfolio Management.  We continue to evaluate our portfolio of franchises. Efforts are made to divest franchises that do not yield, or are not expected to yield, acceptable long-term returns. Although we are not currently pursuing any significant acquisition opportunities, our long-term growth strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. We also seek to acquire luxury and mid-line import dealerships and other stable franchises that we believe have above average sales prospects. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2009, 83.1% of our total revenue was generated by import and luxury dealerships, which generally have higher operating margins, more stable fixed operations departments, lower associate turnover and lower inventory levels.

The following table depicts the breakdown of our new vehicle revenues by brand:

	Percentage of New Vehicle Revenue
	Year Ended December 31,
	2007	2008	2009

Brand(1)
BMW	16.9%	18.4%	17.1%
Honda	14.1%	14.2%	14.4%
Toyota	12.2%	11.7%	11.8%
Mercedes	10.4%	10.4%	9.6%
Ford	7.4%	8.6%	9.3%
General Motors(2)	7.8%	7.3%	7.0%
Lexus	7.0%	5.9%	6.1%
Cadillac	6.9%	5.8%	4.8%
Other(3)	2.4%	3.4%	3.9%
Audi	1.3%	1.7%	2.6%
Volkswagen	1.4%	1.8%	2.1%
Hyundai	1.5%	1.4%	1.8%
Land Rover	1.5%	1.2%	1.7%
Porsche	1.3%	1.4%	1.5%
Volvo	1.9%	1.2%	1.4%
Nissan	1.3%	1.3%	1.3%
Infiniti	1.3%	1.2%	1.2%
Other Luxury(4)	1.2%	1.1%	1.0%
Acura	1.2%	1.1%	0.8%
Chrysler(5)	1.0%	0.9%	0.6%

Total	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements“in the Accounting Standards Codification (the “ASC”), prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2008 which had not been previously included in discontinued operations or includes previously held for sale which subsequently were reclassed to held and used. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, Chevrolet, GMC and Pontiac

(3)	Includes Isuzu, KIA, Mini, Scion and Subaru

(4)	Includes Hummer, Jaguar and Saab

(5)	Includes Chrysler, Dodge and Jeep

Increase Sales of Higher Margin Products and Services.  We continue to pursue opportunities to increase our sales of higher- margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products (“F&I”):  Each sale of a new or used vehicle gives us an opportunity to provide our customer with financing and insurance options and earn financing fees and insurance commissions. We also offer our customers the opportunity to purchase extended service contracts and other aftermarket products. We currently offer a wide range of nonrecourse financing, leasing, other aftermarket products, service contracts and insurance products to our customers. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at both newly acquired and existing dealerships.

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

Certified Pre-Owned Vehicles.  Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the CPO vehicle. We typically earn higher revenues and gross profits on CPO vehicles compared to non-certified pre-owned vehicles. We also believe the extended manufacturer warranty increases our potential to retain the pre-owned purchaser as a future parts and service customer. Since CPO warranty work can only be performed at franchised dealerships, we believe CPO warranty work will increase our fixed operations business.

“Value” Used Vehicles.  We believe the market for “value” vehicles (used vehicles with retail prices below $10,000) is broad and not as sensitive to market fluctuations as higher priced used vehicles. Our strategy in retailing these vehicles includes the use of technology and market data to determine optimal pricing and placement of these vehicles at our stores.

Expand our eCommerce Capabilities.  Automotive customers have become increasingly more comfortable using technology to research their vehicle buying alternatives and communicate with dealership personnel. Our technology platforms have given us the ability to leverage technology to more efficiently integrate systems, customize our dealership websites and use our customer data to improve the effectiveness of our advertising and interaction with our customers.

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

Train, Develop and Retain Associates.  We believe our associates are the cornerstone of our business and crucial to our financial success. Our goal is to develop our associates and foster an environment where our associates can contribute and grow with the company. Associate satisfaction is very important to us and we believe a high level of associate satisfaction will reduce turnover and enhance our customers’ experience at our stores by pairing our customers with well-trained, seasoned associates. We believe that our comprehensive training of all employees provides us with a competitive advantage over other dealership groups.

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

To the extent that new or amended manufacturer policies restrict the number of dealerships which may be owned by a dealership group or the transferability of our common stock, such policies could have a material adverse effect on us. We believe that we will be able to renew at expiration all of our existing franchise and dealer agreements.

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

In arranging or providing financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions. In addition, financial institutions are now offering F&I products through the Internet, which may reduce our profits on these items. We believe the principal competitive factors in providing financing are convenience, interest rates and contract terms.

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

Under the laws of the states in which we currently operate as well as the laws of other states into which we may expand, we must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. These laws also regulate our conduct of business, including our sales, operating, advertising, financing and employment practices, including federal and state wage-hour, anti-discrimination and other employment practices laws.

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

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic

O. Bruton Smith	83	Chairman, Chief Executive Officer and Director
B. Scott Smith.	42	President, Chief Strategic Officer and Director
Jeff Dyke	42	Executive Vice President of Operations
David P. Cosper	55	Vice Chairman and Chief Financial Officer
David B. Smith	35	Executive Vice President and Director

O. Bruton Smith, 83, is our Founder, Chairman, Chief Executive Officer and a director and has served as such since our formation in January 1997, and he currently is a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Infineon Raceway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Texas Motor Speedway, and Kentucky Speedway. He is also an executive officer or a director of most of SMI’s operating subsidiaries.

B. Scott Smith, 42, is our Co-Founder, President, Chief Strategic Officer and a director. Prior to his appointment as President in March 2007, Mr. Smith served as our Vice Chairman and Chief Strategic Officer since October 2002. He held the position of President and Chief Operating Officer from April 1997 to October 2002. Mr. Smith has been a director of our company since our organization was formed in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith, who is the son of O. Bruton Smith and brother of David B. Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over twenty years experience in the automobile dealership industry.

Jeff Dyke, 42, is our Executive Vice President of Operations and is responsible for direct oversight for all retail automotive operations of Sonic. From March 2007 to October 2008, Mr. Dyke served as our Division Chief Operating Officer — South East Division, where he oversaw retail automotive operations for the states of Alabama, Georgia, Florida, North Carolina, Tennessee, Texas and South Carolina. Mr. Dyke first joined Sonic in October 2005 as its Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President — Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the automotive retail industry at AutoNation from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.

David P. Cosper, 55, is our Vice Chairman and Chief Financial Officer. In March 2007, Mr. Cosper was appointed to Vice Chairman after serving as Executive Vice President since March 2006. He joined Sonic Automotive on March 1, 2006 as an Executive Vice President and became our Chief Financial Officer and Treasurer on March 16, 2006. Mr. Cosper served as Treasurer through the end of 2006 and relinquished the position in February 2007. Prior to joining Sonic, he was Vice Chairman and Chief Financial Officer of Ford Motor Credit Company, a position held since 2003. From 1979, when he joined Ford Motor Company, Mr. Cosper served in a variety of positions in Ford Motor Company and Ford Motor Credit Company, including Vice President and Treasurer of Ford Motor Credit Company and Executive Director of Corporate Finance at Ford Motor Company. In such positions, he was responsible for worldwide profit analysis and treasury matters, risk management, business planning, and competitive and strategic analysis.

David B. Smith, 35, is our Executive Vice President and a director and has served our organization beginning in October 2000. Prior to being named a director and Executive Vice President of Sonic in October 2008, Mr. Smith, also a son of O. Bruton Smith and brother of B. Scott Smith, served as our Senior Vice President of Corporate Development since March 2007. Prior to that appointment, Mr. Smith served as our Vice President of Corporate Strategy from October 2005 to March 2007, and also served us prior to that time as Dealer Operator of our Arnold

Palmer Cadillac dealership from January 2004 to October 2005, our Fort Mill Ford dealership from January 2003 to January 2004, and our Town and Country Ford dealership from October 2000 to December 2002.

Employees

As of January 31, 2010, we employed approximately 9,200 people. We believe that our relationships with our employees are good. Approximately 239 of our employees, primarily service technicians in our Northern California markets are represented by a labor union. However, due to our dependence on automobile manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturers’ manufacturing facilities.

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

As of December 31, 2009, our total outstanding indebtedness was approximately $1.3 billion, including the following:

•	$766.7 million under the secured new and used inventory floor plan facilities, including $3.3 million classified as liabilities associated with assets held for sale;

•	$142.7 million in 5.0% Convertible Senior Notes due 2029 which are redeemable by us and putable by the holders after October 1, 2014 (the “5.0% Convertible Notes”), representing $172.5 million in aggregate principal amount outstanding less unamortized discount of approximately $29.8 million;

•	$16.4 million in 4.25% Senior Subordinated Convertible Notes due 2015 (the “4.25% Convertible Notes”), representing $17.0 million in aggregate principal amount outstanding less unamortized discount of approximately $0.6 million, all of which is classified as current;

•	$273.5 million in 8.625% Senior Subordinated Notes due 2013 (the“8.625% Notes”), representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $1.5 million;

•	$116.9 million of mortgage notes, representing $116.7 million in aggregate principal amount plus unamortized premium of approximately $0.2 million, due from June 2013 to December 2029, with a weighted average interest rate of 5.1%; and

•	$26.6 million of other secured debt, representing $24.1 million in aggregate principal amount plus unamortized premium of approximately $2.5 million.

We refer to the $150.0 million of availability under a syndicated revolving credit facility (the “2010 Revolving Credit Facility”), up to $321.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $50.0 million in borrowing availability for used vehicle inventory floor plan financing (the “2010 Floor Plan Facilities”). We refer to the 2010 Revolving Credit Facility and 2010 Floor Plan Facilities collectively as our “2010 Credit Facilities”. Effective upon the closing of our 2010 Revolving Credit Facility on January 15, 2010, we had

$48.6 million available for additional borrowings under the 2010 Revolving Credit Facility based on the borrowing base calculation (as of December 31, 2009), which is affected by numerous factors including eligible asset balances, and the market value of certain additional collateral. We are able to borrow under our 2010 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (“Silo Floor Plan Facilities”) as well as our 2010 Floor Plan Facilities. In addition, the indentures relating to our 8.625% Notes, 5.0% Convertible Notes, 4.25% Convertible Notes and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that generally have initial terms of fifteen to twenty years with one or two ten-year renewal options. These operating leases require compliance with financial and operating covenants similar to those under our 2010 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in the notes to our financial statements under the heading “Commitments and Contingencies” in this Annual Report on Form 10-K.

As of December 31, 2009, we had approximately $783.7 million of debt maturing in 2010. This amount included $766.7 million outstanding related to our syndicated credit facility providing revolving credit and new and used floorplan financing by commercial banks and commercial finance entities (the “2006 Credit Facility”) and the remaining $17.0 million principal outstanding related to our 4.25% Convertible Notes. On January 15, 2010, we successfully refinanced the amounts outstanding under our 2006 Credit Facility with the 2010 Credit Facilities and the Silo Floor Plan Facilities. See Note 6 to the accompanying consolidated financial statements for further discussion of the terms under the 2010 Credit Facilities and Silo Floor Plan Facilities.

An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness or lease obligations would have a material adverse effect on our business, financial condition or results of operations.

Our 2010 Credit Facilities, the indenture governing our 8.625% Notes and many of our facility operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross default. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 4.25% Convertible Notes, 5.0% Convertible Notes and the 8.625% Notes, under the cross default provisions in those agreements or indentures. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon our future performance.

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions, the regulatory environment and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt as it becomes due, we may be required to refinance the debt, sell assets or sell shares of our common stock on terms that we do not find attractive. Further, our failure to comply with the financial and other restrictive covenants relating to the 2010 Credit Facilities and the indentures pertaining to our outstanding notes could result in a default under these agreements that would prevent us from borrowing under the 2010 Revolving Credit Facility, which would adversely affect our business, financial condition and results of operations.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon the receipt of sufficient funds from our subsidiaries.

Substantially all of our consolidated assets are held by our subsidiaries and substantially all of our consolidated cash flow and net income are generated by our subsidiaries. Accordingly, our cash flow and ability to service debt depends to a substantial degree on the results of operations of our subsidiaries and upon the ability of our subsidiaries to provide us with cash. We may receive cash from our subsidiaries in the form of dividends, loans or distributions. We may use this cash to service our debt obligations or for working capital. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt. In addition, the ability of our subsidiaries to pay dividends or make loans to us is subject to minimum net capital requirements under manufacturer franchise agreements and laws of the state in which a subsidiary is organized and depends to a significant degree on the results of operations of our subsidiaries and other business considerations.

The conversion of the 5.0% Convertible Notes and 4.25% Convertible Notes, if triggered, may adversely affect our liquidity and financial condition and results of operations.

If the conversion features of the 5.0% Convertible Notes and/or 4.25% Convertible Notes are triggered, holders of those notes will be entitled to convert their notes in accordance with the terms of the respective indenture governing such notes. We may be required to make cash payments to satisfy our conversion obligations. The amounts of these cash payments could have a material adverse effect on our liquidity. In addition, even if the holders of the 5.0% Convertible Notes do not elect to convert their respective notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which could result in a material reduction of our net working capital or could have a material adverse effect on our financial condition and results of operations.

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

To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2009, we had interest rate swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. See “Derivative Instruments and Hedging Activities” under Note 6 to our accompanying consolidated financial statements. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions.

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

Each of our dealerships operates under a franchise agreement with the applicable automobile manufacturer or distributor. Without a franchise agreement, we cannot obtain new vehicles from a manufacturer or advertise as an authorized factory service center. As a result, we are significantly dependent on our relationships with the manufacturers.

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

Actions taken by manufacturers to exploit their superior bargaining position in negotiating the terms of franchise agreements or renewals of these agreements or otherwise could also have a material adverse effect on our results of operations, financial condition and cash flows. We cannot guarantee that any of our existing franchise agreements will be renewed or that the terms and conditions of such renewals will be favorable to us.

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

Our dealerships depend on the manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support dealership new vehicle sales. Manufacturers routinely modify their incentive programs in response to changing market conditions. Some of the key incentive programs include:

•	customer rebates or below market financing on new and used vehicles;

•	employee pricing;

•	dealer incentives on new vehicles;

•	manufacturer floor plan interest and advertising assistance;

•	warranties on new and used vehicles; and

•	sponsorship of used vehicle sales by authorized new vehicle dealers.

Manufacturers frequently offer incentives to potential customers. A reduction or discontinuation of a manufacturer’s incentive programs may materially adversely impact vehicle demand and affect our profitability.

Our sales volume may be materially adversely affected if manufacturer captives change their customer financing programs or are unable to provide floor plan financing.

One of the primary finance sources used by consumers in connection with the purchase of a new or used vehicle is the manufacturer captive finance companies. These captive finance companies rely, to a certain extent, on the public debt markets to provide the capital necessary to support their financing programs. In addition, the captive finance companies will occasionally change their loan underwriting criteria to alter the risk profile of their loan portfolio. A limitation or reduction of available consumer financing for these or other reasons could affect consumers’ ability to purchase a vehicle, and thus, could have a material adverse effect on our sales volume.

Our parts and service sales volume and profitability are dependent on manufacturer warranty programs.

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For the year ended December 31, 2009, approximately 18.6% of our parts and service revenue was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our fixed operations sales volume and profitability could be adversely affected.

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

A decline in the quality of vehicles we sell, or consumers’ perception of the quality of those vehicles may adversely affect our business.

Our business is highly dependent on consumer demand and preferences. Events such as manufacturer recalls, negative publicity or legal proceedings related to these events may have a negative impact on the products we sell. If such events are significant, the profitability of our franchises related to those manufacturers’ could be adversely affected and we could experience a material adverse affect on our overall results of operations, financial position and cash flows.

Adverse conditions affecting one or more key manufacturers may negatively impact our profitability.

On June 1, 2009, General Motors Corp. and certain of its subsidiaries (“General Motors”) filed for Chapter 11 bankruptcy protection. On July 10, 2009, General Motors emerged from bankruptcy as the new General Motors Company, with the former General Motors Corp. henceforth known as Motors Liquidation Company. Six of our General Motors dealerships, representing twelve franchises, including three Hummer franchises at multi-franchise dealerships, two Saab franchises at multi-franchise dealerships and one additional General Motors franchise at a multi-franchise dealership received letters stating that the franchise agreements between General Motors and us will not be continued by General Motors on a long-term basis. General Motors has offered assistance with winding down the operations of these franchises in exchange for our execution of termination agreements. We executed all of the termination agreements. Assistance to be received from General Motors totals $3.3 million, of which $0.8 million has been received as of December 31, 2009. Approximately $0.4 million has been recorded as a receivable from General Motors as of December 31, 2009 related to one of our terminated franchises, however, the remaining assistance has not been recorded as a receivable from General Motors as of December 31, 2009 due to certain conditions required for the additional payments to occur which had not yet been satisfied. We recorded certain impairment charges and lease exit accruals in results of operations related to several of the General Motors franchises which received termination letters. See the heading “Impairments and Other Charges” included in

Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of these charges. The termination agreements provide for the following:

•	The termination of the franchise agreement no earlier than January 1, 2010 and no later than October 31, 2010 (we were allowed to terminate six franchises at six dealership locations during the fourth quarter of 2009);

•	The assignment and assumption of the franchise agreement by the purchaser of General Motors’ assets;

•	The payment of financial assistance to the franchisee in installments in connection with the orderly winding down of the franchise operations;

•	The waiver of any other termination assistance of any kind that may have been required under the franchise agreement;

•	The release of claims against General Motors or the purchaser of General Motors’ assets and their related parties;

•	The continuation of franchise operations pursuant to the franchise agreement, as supplemented by the termination agreement, through the effective date of termination of the franchise agreement, except that we shall not be entitled to order any new vehicles from General Motors or the purchaser of General Motors’ assets; and

•	A restriction on our ability to transfer the franchise agreement to another party.

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

With the exception of (1) product liability indemnifications, (2) amounts owed to us through incentive programs, (3) amounts currently owed to our franchises under their open accounts with General Motors and (4) warranty claims occurring within 90 days prior to June 1, 2009, all amounts owed to us from General Motors were extinguished as a result of the execution of the termination and continuation agreements. A motion was made by General Motors to the bankruptcy court and the motion was granted by the bankruptcy court allowing General Motors to pay the claims noted in (1) — (4) above. As a result, we have received payments related to all pre-bankruptcy claims.

On June 2, 2009, General Motors announced that Chinese equipment manufacturer Sichuan Tengzhong Heavy Industrial Machinery Co. (“STHIMC”) will buy its Hummer brand. On October 9, 2009, the two parties signed a definitive asset purchase agreement. As of December 31, 2009, we operated three Hummer franchises at three dealership locations. It is uncertain whether STHIMC will continue supporting the Hummer brand or whether STHIMC’s ownership of the Hummer brand will have a positive or negative impact on our Hummer franchises’ operations, however all three of our Hummer franchises are scheduled to be terminated prior to October 31, 2010 in accordance with the termination agreement reached with General Motors, discussed above.

Although General Motors originally attempted to sell its Saturn brand, on September 30, 2009, General Motors announced it plans to discontinue the Saturn brand. As of December 31, 2009, we no longer operated any Saturn franchises.

On April 30, 2009, Chrysler LLC filed for bankruptcy protection and submitted a plan of reorganization. On June 10, 2009, Fiat SpA purchased a substantial portion of Chrysler’s assets which include rights related to our franchise agreements. As of December 31, 2009, we owned six Chrysler franchises at two dealership locations. It is uncertain whether Fiat will continue supporting the Chrysler brand or whether Fiat’s ownership of the Chrysler brand will have a positive or negative impact on our Chrysler franchises’ operations.

At December 31, 2009 we had the following balances recorded related to General Motors and Chrysler:

December 31,
2009
(Dollars in millions)

General Motors
New Vehicle Inventory	$77.8
Parts Inventory	9.8
Factory Receivables	8.9
Property and Equipment, net	15.9
Franchise Assets	15.9
Chrysler
New Vehicle Inventory	4.9
Parts Inventory	1.0
Factory Receivables	0.3
Property and Equipment, net	1.3
Franchise Assets	—

The manner in which these manufactures maintain relations with their franchisees may change as a result of the bankruptcy filings and subsequent emergence from bankruptcy. We can give no assurances that future practices of these manufactures will be consistent with the way they have historically operated.

In addition, we rely on the affiliated manufacturer captive finance company of General Motors for new vehicle floor plan financing. Deteriorating financial condition of domestic manufacturers or other vehicle manufacturers could result in an attempt by the related captive finance company to terminate our floor plan financing, which would have a material adverse impact on our operations and liquidity position.

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

Our dealers depend upon new vehicle sales and, therefore, their success depends in large part upon customer demand for the particular vehicles they carry.

The success of our dealerships depends in large part on the overall success of the vehicle lines they carry. New vehicle sales generate the majority of our total revenue and lead to sales of higher-margin products and services such as finance, insurance, vehicle protection products and other aftermarket products, and parts and service operations.

Although we have sought to limit our dependence on any one vehicle brand, and our parts and service operations and used vehicle sales may serve to offset some of this risk, we have focused our new vehicle sales operations in mid-line import and luxury brands.

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

Risks Related to Our Acquisition Strategy

Pursuant to the terms of the 2010 Credit Facilities, our ability to make acquisitions is restricted.

Pursuant to the 2010 Credit Facilities, we are restricted from making acquisitions in any fiscal year if the aggregate cost of all acquisitions occurring in such fiscal year is in excess of $25.0 million, without the written consent of the Required Lenders (as that term is defined in the 2010 Credit Facilities). With this restriction on our ability to make acquisitions, our growth strategy may be limited. In addition, we may have to forfeit the opportunity to acquire profitable dealerships at attractive valuations.

We may not be able to capitalize on acquisition opportunities because our ability to obtain capital to fund these acquisitions is limited.

We intend to finance our acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A common stock, overall market conditions, and covenants under our 2010 Credit Facilities which restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. Using cash to complete acquisitions could substantially limit our operating or financial flexibility.

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

Substantially all the assets of our dealerships are pledged to secure the indebtedness under our Silo Floor Plan Facilities and the 2010 Credit Facilities. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer-affiliated finance subsidiaries are either owned or affiliated with BMW, Mercedes, Ford, General Motors and Toyota, respectively, any deterioration of our relationship with the particular manufacturer-affiliated finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

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

Our obligations under the 2010 Credit Facilities are secured with a pledge of five million shares of Speedway Motorsports, Inc. Common Stock, a publicly traded owner and operator of automobile racing facilities. These shares of Speedway Motorsports, Inc. Common Stock are owned by Sonic Financial Corporation (“SFC”), an entity controlled by Mr. Smith. Presently, the $150.0 million borrowing limit of our 2010 Revolving Credit Facility is subject to a borrowing base calculation that is based, in part, on the value of the Speedway Motorsports shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of Speedway Motorsports common stock could reduce the amount we can borrow under the 2010 Revolving Credit Facility.

Risks Related to the Automotive Retail Industry

Increasing competition among automotive retailers reduces our profit margins on vehicle sales and related businesses. Further, the use of the Internet in the vehicle purchasing process could materially adversely affect us.

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

The Internet has become a significant part of the sales process in our industry. Customers are using the Internet to compare pricing for vehicles and related F&I services, which may further reduce margins for new and used vehicles and profits for related F&I services. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other franchise groups have aligned themselves with services offered on the Internet or are investing heavily in the development of their own Internet capabilities, which could materially adversely affect our business.

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

The holders of Class B common stock currently hold less than a majority of our outstanding common stock, but a majority of our voting power (which include O. Bruton Smith, Sonic’s Chairman, Chief Executive Officer and Director, his family members and entities they control). This may prevent or discourage a change of control of us even if the action was favored by holders of Class A common stock.

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

Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and ten of our South Carolina subsidiaries. This group of plaintiffs’ attorneys has filed another one of these private civil class action lawsuits in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification and an order from the arbitrator on class certification is expected in 2010. If a class is certified against us and our dealerships, there would still be a hearing to determine the merits of claimants’ claims and potential liability. We currently intend to continue our vigorous defense of this combined arbitration proceeding and to assert all available defenses.

Several of our South Carolina dealership subsidiaries are defendants, along with most of the automobile dealerships in the State of South Carolina, in a private civil lawsuit filed in Aiken County, South Carolina state court, Herron, et al. v CarMax, et al. and/or two related lawsuits. The plaintiffs in these lawsuits allege that the manner in which South Carolina dealerships charged customers administrative fees in connection with the sale of motor vehicles violated applicable South Carolina law and seek monetary damages. Our dealership named in the Herron suit, Century BMW, previously moved to compel arbitration of the claims asserted against it. The trial court denied that Motion to Compel Arbitration. Century BMW appealed the decision and the appeal was taken by the South Carolina Supreme Court and argued in January 2010. The South Carolina Supreme Court will likely render a decision on that appeal in 2010. If the trial court’s decision is affirmed, Century BMW will proceed in the Herron lawsuit like the other defendants. If the trial court’s decision is reversed, then Century BMW’s claim will proceed in arbitration. We currently intend to continue our vigorous defense of these lawsuits and to assert all available defenses.

The outcomes of the civil actions brought by plaintiffs purporting to represent a class of customers, as well as other pending and future legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could result in the payment of significant costs and damages, which could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Our company is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We have subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in our favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. We currently intend to continue our vigorous defense of this lawsuit, including the aforementioned appeal of the trial court’s class certification order, and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles we sell.

On December 15, 2009, the U.S. Environmental Protection Agency (“EPA”) published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including facilities that emit more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations or from the vehicles that we sell could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

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

Six of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our six dealership subsidiaries are among approximately 100 automobile dealerships that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, had issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with this finding, the Board of Trustees of the AI Pension Plan adopted a Rehabilitation Plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the Plan (including some forms of early retirement benefits, and disability and death benefits), and also implements a requirement on all participating employers to increase employer contributions to the Plan for a seven year period commencing in 2013. Under applicable federal law, any employer contributing to a multiemployer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the Plan is forced to terminate and be assumed by the Pension Benefit Guaranty Corporation, the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A change in historical experience and/or assumptions used to estimate reserves could have a material impact on our earnings.

As described in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies” management relies on estimates in various areas of accounting and financial reporting. For example, our estimates for finance, insurance and service contracts and insurance reserves are based on historical experience. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

Impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we test goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. Based on the results of our impairment evaluation as of December 31, 2008, we recorded a goodwill impairment charge of $797.4 million. If goodwill is further impaired based on a future impairment test, we will record another non-cash impairment charge that may also have a material adverse effect on our earnings for the period in which the impairment of goodwill occurs. As of December 31, 2009, our balance sheet reflected a carrying amount of approximately $472.3 million in goodwill (including goodwill classified as assets held for sale).

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties.

Our principal executive offices are located at 6415 Idlewild Road, Suite 109, Charlotte, North Carolina 28212, and our telephone number is (704) 566-2400. We lease these offices from a related party. See Note 8 to our accompanying consolidated financial statements.

Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors we consider in evaluating an acquisition candidate is its location. We prefer to acquire dealerships or build dealership facilities located along major thoroughfares, which can be easily visited by prospective customers.

We lease the majority of the properties utilized by our dealership operations from affiliates of Capital Automotive REIT (“CARS”) and other individuals and entities. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for our 2010 Credit Facilities or under mortgages. We believe that our facilities are adequate for our current needs.

Under the terms of our franchise agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate.

Item 3:	Legal Proceedings.

We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in our favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. We currently intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. Currently, we are unable to estimate a range of potential loss related to this matter.

Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. This group of plaintiffs’ attorneys has filed another private civil class action lawsuit in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification and an order from the arbitrator on class certification is expected in 2010. If a class is certified against us, and our dealerships, there would still be a hearing to determine the merits of claimants’ claims and potential liability. We currently intend to continue our vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. Currently, we are unable to estimate a range of potential loss related to this matter.

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

As of February 18, 2010, there were 40,109,558 shares of Sonic’s Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of February 18 2010, there were 95 record holders of the Class A common stock and three record holders of the Class B common stock. As of February 18, 2010, the closing stock price for the Class A common stock was $9.80.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.48 per share during 2007 and 2008. On February 11, 2009, our Board of Directors indefinitely suspended Sonic’s dividend. See Note 6 to the accompanying consolidated financial statements and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of dividends and for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for Sonic’s Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods.

			Cash
	Market Price		Dividend
	High	Low	Declared

2009
First Quarter	$4.16	$0.95	$—
Second Quarter	11.03	1.06	—
Third Quarter	14.77	8.35	—
Fourth Quarter	13.04	8.54	—
2008
First Quarter	$21.29	$16.45	$0.12
Second Quarter	21.58	12.89	0.12
Third Quarter	12.84	8.39	0.12
Fourth Quarter	7.99	1.52	0.12

During the majority of 2009, share repurchases and the payment of dividends were expressly prohibited by our 2006 Credit Facility, with limited exceptions, and under the terms of our 6.0% Convertible Notes. Under our 2010 Credit Facilities, share repurchases and dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. See Note 6 to our Consolidated Financial Statements and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of dividends and for a description of restrictions on the payment of dividends.

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended December 31, 2009.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
		Average	Part of Publicly	May Yet Be Purchased
	Total Number of	Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased(1)	per Share	Programs(2)	Programs
	(Amounts in thousands, except price per share amounts)

October 2009	0	$—	0	$44,624
November 2009	0	$—	0	$44,624
December 2009	0	$—	0	$44,624

Total	0	$—	0	$44,624

(1)	All shares repurchased were part of publicly announced share repurchase programs

(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in thousands)

November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

Item 6:	Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our consolidated financial statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2009. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In millions, except per share data)

Income Statement Data(1)(2):
Total revenues	$6,872.6	$7,534.0	$7,907.1	$7,008.1	$6,131.7
Impairment charges	$0.6	$4.8	$1.0	$823.0	$24.5
Income (loss) from continuing operations before income taxes	$152.6	$141.0	$173.6	$(771.0)	$22.4
Income (loss) from continuing operations	$96.3	$84.1	$105.7	$(645.6)	$55.6
Basic earnings (loss) per share from continuing operations	$2.30	$1.97	$2.47	$(16.00)	$1.26
Diluted earnings (loss) per share from continuing operations	$2.25	$1.92	$2.37	$(16.00)	$1.05
Consolidated Balance Sheet Data(2):
Total assets	$3,025.5	$3,124.8	$3,282.7	$2,405.5	$2,068.9
Current maturities of long-term debt	$2.7	$2.7	$4.2	$738.4	$24.0
Total long-term debt	$672.5	$567.8	$678.4	$738.4	$576.1
Total long-term liabilities (including long-term debt)	$851.4	$768.2	$915.8	$809.6	$717.2
Cash dividends declared per common share	$0.48	$0.48	$0.48	$0.48	$—

(1)	Income statement data reflect reclassifications from the prior year’s presentation to exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2008 which had not been previously included in discontinued operations or includes previously held for sale which subsequently were reclassed to held and used. See Note 2 to our accompanying consolidated financial statements, Business Acquisitions and Dispositions, which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	As mentioned in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 2 to our accompanying consolidated financial statements, business combinations and dispositions have had a material impact on our reported financial information.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2009 Events

We were challenged by a difficult retail operating environment throughout 2009 and an even more challenging capital markets environment through most of 2009. During the first half of 2009, the new vehicle industry SAAR (Seasonally Adjusted Annual Rate of new vehicle sales) averaged 9.6 million units, while the second half averaged 11.2 million units due, in part, to the United States government’s Cash Allowance Rebate System (“CARS”) program. We responded to the weak economic environment through activities that included efforts to gain new and used vehicle market share through the implementation of best practices and leveraging technology to increase our digital footprint and communicate with our customers. We also aggressively evaluated our cost structure and reduced or eliminated costs to remain competitive in the marketplace. The bankruptcies of General Motors and Chrysler also negatively affected consumer confidence and retail activity related to those manufacturers’ brands.

During 2009, we also had to address our near-term debt maturities which included a May 7, 2009 bond maturity of $105.3 million, a revolving credit and floor plan facility expiring in February of 2010 and another bond maturity of $160.0 million becoming putable to us by the holders in November of 2010. During the last half of 2008 and the first half of 2009, the capital markets were effectively frozen. We encountered a very difficult situation related to the May 7, 2009 maturity of $105.3 million in principal of our 5.25% Convertible Senior Subordinated Notes due 2009 (the “5.25% Convertible Notes”). Ordinarily, we would have been able to access the capital markets to refinance this obligation. However, since the capital markets were not active, our best option was to negotiate private repurchases with the holders of the 5.25% Convertible Notes and repay those 5.25% Convertible Notes with cash, shares of common stock and new convertible notes to satisfy the 5.25% Convertible Notes in full. In order to complete these private repurchases, we had to amend certain terms of our 2006 Credit Facility which allowed these private repurchases to occur and also agreed to pricing increases and additional restrictions on our operating activities. These private repurchases were completed at the maturity of the 5.25% Convertible Notes.

In the third quarter of 2009, we completed a debt and equity offering and used the capital raised in these transactions to effectively retire the new convertible notes issued in May 2009 to holders of the 5.25% Convertible Notes and repurchase all but $17.0 million principal of our 4.25% Convertible Senior Subordinated Notes putable November 2010 (the “4.25% Convertible Notes”).

We continued our debt refinancing activities in January 2010 through the replacement of our 2006 Credit Facility with a new revolving credit and vehicle floor plan facility (the “2010 Credit Facilities”) and additional manufacturer-affiliated finance company floor plan arrangements. As a result of these refinancing activities, with the exception of principal payments due on mortgage notes, the $17.0 million principal payment due in November 2010 related to our 4.25% Convertible Notes and certain term notes, we do not have another significant debt maturity until the 2010 Credit Facilities expire in 2012 or when our 8.625% Senior Subordinated Notes due 2013 (the “8.625% Notes) mature.

A summary of significant events discussed above that occurred during 2009 and early 2010 are as follows:

•	Executed amendments to our 2006 Credit Facility in the first quarter of 2009 which contained restrictive operating provisions;

•	In the second quarter of 2009, we paid the holders of our 5.25% Convertible Notes $15.7 million in cash, issued $85.6 million in aggregate principal of 6.0% Senior Secured Convertible Notes due 2012 (the “6.0% Convertible Notes”) and issued 860,723 shares of Class A common stock in private placements exempt from registration requirements in full satisfaction of our obligations under our 5.25% Convertible Notes. We executed additional amendments to our 2006 Credit Facility further increasing the restrictions on our activities;

•	Chrysler LLC filed for bankruptcy protection in the second quarter of 2009 and Fiat SpA purchased a substantial portion of Chrysler LLC’s assets (including rights related to our franchise agreements) which ultimately resulted in the involuntary termination of three of our Chrysler dealership franchises affecting one dealership location;

•	General Motors Corp. filed for bankruptcy protection in the second quarter of 2009 and emerged from bankruptcy in the third quarter of 2009. Six of our General Motor’s dealerships, representing 12 franchises, including three Hummer franchises at multi-franchise dealerships, two Saab franchises at multi-franchise dealerships and one additional General Motors franchise at a multi-franchise dealership received letters stating that the franchise agreements between General Motors and us will not be continued on a long-term basis. All of these terminations, with the exception of the Hummer and Saab franchises, were completed by December 31, 2009;

•	Concurrently completed a debt and equity offering in the third quarter of 2009, generating net proceeds of $266.4 million through the issuance of $172.5 million principal of 5.0% Convertible Notes due 2029 which are redeemable by us and putable by the holders after October 1, 2014 (the “5.0% Convertible Notes”) and issuance of 10,350,000 shares of Class A common stock. The net proceeds were used to repay in full the $85.6 million in aggregate principal amount of 6.0% Convertible Notes issued in May 2009, plus accrued interest, repurchase $143.0 million of our 4.25% Convertible Notes, plus accrued interest, and repay amounts outstanding on our 2006 Credit Facility;

•	U.S. Government CARS program ran from late July to early September creating a spike in the SAAR in August to 14.1 million units;

•	Completed the refinancing of our 2006 Credit Facility by entering into the 2010 Credit Facilities and the Silo Floor Plan Facilities.

General Motors offered financial assistance with winding down the operations of the franchises for which we executed termination agreements. Assistance to be received from General Motors totals $3.3 million, of which $1.2 million was received or receivable as of December 31, 2009. The remaining assistance, $2.1 million, has not been recorded as a receivable from General Motors as of December 31, 2009 as certain conditions required for the payments to occur have not yet been satisfied. During the year ended December 31, 2009, we also recorded impairment and other charges associated with the termination of the General Motors franchises. See the following heading, “Impairments and Other Charges” for the detail of these items. With the exception of the sale of the Hummer and the discontinuation of the Saturn brand, the new General Motors Company announced that it expects to continue its current brand portfolio going forward. However, we are unable to predict what impact the discontinuation or sale of additional brands in the future will have on our operations. As of December 31, 2009, we operated 27 General Motors franchises (under the Cadillac, Chevrolet, Hummer, Saab and Buick nameplates) at 20 dealership locations.

The result of the Chrysler franchise terminations was not material to our results of operations, balance sheet or cash flows for the year ended December 31, 2009. However, it is uncertain whether Fiat will continue supporting the Chrysler brand or whether Fiat’s ownership of the Chrysler brand will have a positive or negative impact on our Chrysler franchises’ operations. As of December 31, 2009, we owned six Chrysler franchises at two dealership locations.

Subsequent to December 31, 2009, Toyota Motor Corporation issued a recall of certain of its most popular models in certain model years due to design problems with accelerator pedals. Toyota Motor Corporation also instructed its dealership partners to stop selling affected vehicles until it developed a solution to the design problem and provided the necessary parts and instructions to fix the issue. As a result, for a period of time during the first quarter of 2010, our dealerships did not sell affected vehicles. Within a week of Toyota Motor Corporation’s communication to halt sales of affected models, Toyota Motor Corporation had developed a plan to fix the issue and began to ship the necessary parts and instructions to dealers. During the period of time when affected vehicles could not be sold, Toyota Motor Corporation offered its dealers floor plan assistance to help reduce dealers’ cost of carrying vehicles which it could not sell due to the recall.

As of December 31, 2009, we operated eleven Toyota franchises. Typically vehicle recalls increase the profitability of our franchises because corrective measures to remedy the issues are provided free of charge to the customer at dealership franchise locations. The manufacturer will pay the dealership franchise to perform the corrective procedures. However, in the event recalls are of a nature which alter consumer preferences, over a longer term, manufacturers’ franchises may be negatively affected. We believe the effect of the recall will reduce our sales of Toyota vehicles in the first quarter of 2010, but will also increase our fixed operations business for work performed to correct the issue. We can not estimate how this recall will affect consumer preferences over the long-term.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2009 classification of franchises between continuing and discontinued operations in accordance with the ASC on “Presentation of Financial Statements”.

Overview

We are one of the largest automotive retailers in the United States. As of January 31, 2010, we operated 145 dealership franchises, representing 29 different brands of cars and light trucks, at 122 locations and 26 collision repair centers in 15 states. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations.

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

The automobile industry’s total amount of new vehicles sold decreased by 21.2% to 10.4 million vehicles in 2009 from 13.2 million vehicles in 2008. From an industry perspective, new vehicle unit sales on a year-over-year basis decreased 16.2% for import brands and 26.8% for domestic brands. Current industry analyst expectations for new vehicle sales volume in 2010 are between 11.0 and 12.0 million vehicles, a 5.8% to 15.4% increase from 2009. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause 2010 industry results to vary. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend. The government’s CARS program defined the third quarter 2009, by increasing the August 2009 SAAR to 14.1 million units. The program was designed to help consumers buy or lease more fuel-efficient vehicles and boost the economy and the auto industry.

In the ordinary course of business, we evaluate our dealership franchises for possible disposition based on various performance criteria. During the year ended December 31, 2009, we disposed of 18 franchises and, at December 31, 2009, had 4 other franchises (at 3 dealership locations) held for sale. During the year ended December 31, 2009, we identified six franchises to be held for sale that were included in continuing operations in our Annual Report on Form 10-K dated December 31, 2008, and 29 franchises that were held for sale and included in discontinued operations in our Annual Report on Form 10-K dated December 31, 2008, that we chose to continue to hold and operate in continuing operations in 2009. A significant number of dealerships were reclassified back into continuing operations during 2009 as a result of our generation of capital in the debt and equity markets to address our near-term debt maturity issues rather than addressing those issues through asset sales. Franchises have been identified as held for sale because of unprofitable operations or other strategic considerations. In the future we may also sell other franchises that are not currently held for sale.

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

Critical accounting policies are those that are both most important to the portrayal of our financial position and results of operations and require the most subjective and complex judgments. The following is a discussion of what we believe are our critical accounting policies and estimates. See Note 1 in the accompanying consolidated financial statements for additional discussion regarding our accounting policies.

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

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2009 by approximately $0.8 million. Our estimate of chargebacks ($11.7 million as of December 31, 2009) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-off. If these factors negatively change, the resulting impact would affect our future estimate for chargebacks and could have a negative adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.

Goodwill and Franchise Assets

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. In completing step one of our impairment analyses as of December 31, 2009, we used a discounted cash flow (“DCF”) model to calculate fair value. We believe a discounted cash flow model is the most reliable valuation method to use because the fair value of our business is dependent on our ability to generate cash through sales and service of new and used vehicles. The DCF method is based on forward-looking projections that incorporate current trends and market expectations. We also analyzed our market capitalization along with potential adjustments to market capitalization such as control premium and cost synergies in evaluating our estimate of fair value. The results of our DCF model compared to our adjusted market capitalization determine whether the DCF model provided an accurate measure of fair value for the purpose of the impairment test. Our estimate of fair value was then compared to our book value at December 31, 2009 to determine whether an indicator of impairment existed. No indicator of impairment existed at December 31, 2009.

The significant assumptions in our DCF model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to conduct the second step of the impairment test described above. In projecting our reporting unit’s earnings, we develop many assumptions which include, but are not limited to, new and used vehicle unit sales, internal revenue enhancement initiatives, cost control initiatives, internal investment programs such as training and technology, infrastructure and inventory floor plan borrowing rates. Our expectation of new vehicle unit sales is driven by our expectation of the SAAR of new vehicles. The estimate of the industry SAAR in future periods is the basis of our assumptions related to new vehicle unit sales volumes in our DCF model because we believe the historic and projected SAAR level of the SAAR is the best indicator of our new vehicle unit sales trends. The level of SAAR assumed in our projection of earnings for 2010 was approximately 11 million units with a gradual increase in the level of SAAR to approximately 14 million units in 2013, and remaining level thereafter.

Our DCF model is dependent on the assumptions used and is sensitive to changes in assumptions. For example, assuming all other factors remain the same, a 10% change in projected earnings would change the calculated fair value estimate as of December 31, 2009 by approximately $136.3 million. In the event the weighted average cost of capital changed 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of December 31, 2009 would change by approximately $143.9 million. Finally, if the residual growth estimate changed 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of December 31, 2009 would change by approximately $119.9 million. Based on our DCF model estimating the fair value of our reporting unit, none of the items above, if realized, would have resulted in lowering the fair value of the reporting unit below the reporting unit’s carrying value.

At December 31, 2009, the fair value of our reporting unit exceeded the carrying value of the reporting unit. As a result, we were not required to conduct the second step of the impairment test.

We continue to face a challenging automotive retail environment. As a result of these conditions, there can be no assurances that a material impairment charge will not occur in a future period. We will continue to monitor events in future periods to determine if additional asset impairment testing should be performed. If we are required to apply the second step of the goodwill impairment test in future periods, we could be required to record an impairment charge to goodwill that would have a material adverse impact on our financial condition.

We test franchise assets for impairment annually or more frequently if events or circumstances indicate possible impairment. We estimate the value of our franchise assets using a discounted cash flow model. The discounted cash flow model used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. As a result of our impairment testing in 2009, we recorded franchise asset impairment charges of $4.3 million for the year ending December 31, 2009, all of which was recorded in continuing operations. The balance of our franchise assets (related to continuing operations and discontinued operations) totaled $64.8 million at December 31, 2009.

Insurance Reserves

We have various high deductible insurance and retention programs which require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. We accrue for insurance reserves on a pro-rata basis throughout the year based on the expected year-end liability. We estimate the ultimate liability under these programs is between $18.9 million and $20.9 million. At December 31, 2009, we had $19.4 million reserved for such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves, our operating results, financial position and cash flows. These significant assumptions would include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings and current or projected changes in state laws. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. Generally, we believe a 10% change in the volume of claims would have a proportional effect on our reserves. We believe our actual loss experience has not been materially different from our recorded estimates.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a franchise where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or in situations where a store is closed as a result of the associated franchise being terminated by the manufacturer and no other operations continue on the lease. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. At December 31, 2009, we had $47.8 million accrued for lease exit costs. A significant change in our assumptions regarding the time period to obtain a subtenant or the amount of the anticipated sublease income could have a material effect on our accrual and, as a result, earnings. For example, assuming all other factors remain the same, a 50% decrease in our estimated proceeds from subleases would change our lease exit accruals by approximately $1.2 million. In addition, based on the terms and conditions negotiated in the sale of franchises in the future, additional accruals may be necessary if the purchaser of the franchise does not assume the lease of the associated franchise, or we are unable to negotiate a sublease with the buyer of the franchise on terms that are identical to or better than those associated with the original lease.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. As of December 31, 2009, we had accrued $9.2 million in legal reserves. Although we vigorously defend ourself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could exceed the amount of our legal reserve and have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Classification of Franchises in Continuing and Discontinued Operations

We classify the results from operations of our continuing and discontinued operations in our consolidated statements of income based on the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (“ASC”). Many of these provisions involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported consolidated statements of income will be reclassified in order to reflect that classification. During the year ended December 31, 2009, we identified six franchises to be held for sale that were previously included in continuing operations, and 29 franchises that were held for sale and previously included in discontinued operations, that we chose to continue to hold and operate in continuing operations in 2009. A significant number of dealerships were reclassified back into continuing operations during 2009 as a result of our generation of capital in the debt and equity markets to address our near-term debt maturity issues rather than addressing those issues through asset sales. At December 31, 2009 there were four franchises held for sale and classified as discontinued operations.

Income Taxes

As a matter of course, we are regularly audited by various taxing authorities and from time to time these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply, in all material respects, with applicable tax law and that we have adequately provided for any reasonably foreseeable outcome related to these matters. Included in other accrued liabilities at December 31, 2009 is $31.2 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties). From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and disposals, including consideration paid or received in connection with such transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that does not meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is likely of being realized upon ultimate settlement.

We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The effects on our financial statements of income tax uncertainties are discussed in Note 7 to our consolidated financial statements.

At December 31, 2009, we believe it is more likely than not that we will be able to realize approximately $32.0 million of net deferred income tax assets. As a result, at December 31, 2009, we had a total of $61.9 million of valuation allowances recorded related to our deferred tax asset balances, $15.9 million related to state net operating loss carryforwards and $46.0 million related to all other deferred tax asset balances. The valuation allowance of $46.0 million at December 31, 2009 was recorded due to the uncertainty that exists related to the realization of the net deferred tax asset balance of $78.0 million. At December 31, 2008, we had a total of $116.3 million of valuation allowances recorded related to our deferred tax asset balances, $16.7 million related to state net operating loss carryforwards and $99.6 million related to all other deferred tax asset balances. The valuation allowance charge of $99.6 million was recorded in 2008 as a result of the downturn in the economy of the United States and, in particular, the automotive retail industry, and our operating loss in 2008 principally caused by goodwill impairment charges recorded in 2008.

We continually review all deferred tax asset positions (including state net operating loss carryforwards) to determine whether it is more-likely-than-not that the deferred tax assets will be utilized. Certain factors considered in evaluating the realizability of deferred tax assets include the time remaining until expiration (related to state net operating loss carryforwards) and various sources of taxable income that may be available under the tax law to realize a tax benefit related to a deferred tax asset. This evaluation requires management to make certain assumptions about future profitability, the execution of tax strategies that may be available to us and the likelihood that these assumptions or execution of tax strategies would occur. This evaluation is highly judgmental. The results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual realization of these deferred tax assets may be materially different from management’s estimate.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the ASC has become the sole source of authoritative U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The ASC only affects the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.

We adopted the updated provisions of “Debt with Conversion and Other Options” in the ASC as of January 1, 2009. The updates to this provision apply to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. These provisions require that the issuer of a convertible debt instrument separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the effective interest method.

This provision, when adopted, applied to our 4.25% Convertible Notes and our 5.25% Convertible Senior Subordinated Notes due May 2009 (the “5.25% Convertible Notes”). In conjunction with the adoption of these provisions, we estimated the nonconvertible borrowing rates related to our 4.25% Convertible Notes and 5.25% Convertible Notes to be 8.0% and 10.0%, respectively. Accordingly, the fair value of the equity component of the 4.25% Convertible Notes was $25.1 million ($15.1 million, net of tax) at the date of issuance and the fair value of the equity component of the 5.25% Convertible Notes was $31.6 million ($19.0 million, net of tax) at the date of the issuance. This pronouncement requires retrospective treatment of its provisions to all periods presented. Therefore, previously reported balances (prior to January 1, 2009), have been adjusted to record a debt discount equal to the fair value of the equity component, a deferred tax liability for the tax effect of the recorded debt discount and an increase to paid-in capital for the tax-effected fair value of the equity component as of the date of issuance of the underlying notes. Previously reported balances have also been adjusted to provide for the amortization of the debt discount through interest expense and the associated decrease in the deferred tax liability recorded through income tax expense.

As of December 31, 2008, the unamortized debt discount associated with these provisions related to the 4.25% Convertible Notes and the 5.25% Convertible Notes was $10.8 million and $2.1 million, respectively. As of December 31, 2009, the unamortized debt discount associated with these provisions related to the 4.25% Convertible Notes was $0.5 million and the debt discount related to the 5.25% Convertible Notes had been fully amortized. The unamortized discount of the 4.25% Convertible Notes at December 31, 2009 will be amortized through interest expense into earnings over the remaining expected term of the 4.25% Convertible Notes, which is through November 2010. A summary of the effect of applying these provisions on our prior and current period consolidated statements of income is as follows:

	Twelve Months Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009
	(Dollars in thousands)

Increase in Interest Expense	(2,108)	(3,530)	(3,899)	(4,656)	(9,044)	(9,898)	(10,704)	(6,205)
Tax Benefit	843	1,412	1,560	1,862	3,617	3,959	4,282	2,482
Effect on Net Income	(1,265)	(2,118)	(2,339)	(2,794)	(5,427)	(5,939)	(6,422)	(3,723)

“Debt with Conversion and Other Options” in the ASC was also applied to our 5.0% Convertible Senior Subordinated Notes due October 2029 which are redeemable by us and putable by the holders after October 1, 2014 (the “5.0% Convertible Notes”) upon their issuance in September 2009 which are not considered in the table above. The effects of the application of these provisions are discussed in Note 6 in the accompanying consolidated financial statements.

In June 2008, the FASB issued an update to “Earnings Per Share” in the ASC, under which unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities and, thus, should be included in the two-class method of computing earnings per share. This pronouncement was effective for fiscal years beginning after December 31, 2008 and interim periods within those years and requires that all prior period earnings per share disclosures be adjusted retrospectively to apply the two-class method of computing earnings per share. The adoption of this standard resulted in no material changes in the prior period or the current year period presentation of earnings per share.

In March 2008, the FASB issued an update to “Derivatives and Hedging” in the ASC, which changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under this pronouncement, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. This pronouncement was effective for fiscal years beginning after November 15, 2008. Our adoption did not have a material impact on our consolidated operating results, financial position or cash flows.

In December 2007, the FASB issued an update to “Business Combinations” in the ASC, which provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Also in December 2007, the FASB issued an update to “Consolidation” in the ASC, which provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. These pronouncements were effective for fiscal years beginning on or after December 15, 2008. Our adoption of these provisions did not materially impact our consolidated operating results, financial position and cash flows, however, for future acquisitions we could be required to expense transaction costs as incurred, rather than capitalizing them as part of the purchase price allocation, which could impact our consolidated operating results.

Our adoption of the updated provisions of “Fair Value Measurements and Disclosures” in the ASC on January 1, 2008, related to fair value measurements and related disclosures of financial assets and liabilities, did not have a material impact on our financial statements. Our adoption of the provisions of this pronouncement related to nonfinancial assets and liabilities on January 1, 2009, affects, among other items, the valuation of goodwill, franchise assets and fixed assets when assessing for impairments and the valuation of assets acquired and liabilities assumed in business combinations.

We adopted the updated provisions of “Subsequent Events” in the ASC in the second quarter of 2009. This pronouncement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 13 in the accompanying consolidated financial statements for the related disclosures. The adoption of this provision did not have a material impact on our financial statements.

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income.

	Percentage of Total Revenue(1)
	for the Year Ended December 31,
	2007	2008	2009

Revenues:
New vehicles	61.2%	58.0%	53.2%
Used vehicles	17.3%	19.5%	24.1%
Wholesale vehicles	4.9%	4.0%	2.5%
Parts, service and collision repair	14.0%	15.9%	17.8%
Finance, insurance and other	2.6%	2.6%	2.4%

Total revenue	100.0%	100.0%	100.0%
Cost of sales(2)	84.6%	84.0%	83.0%

Gross profit	15.4%	16.0%	17.0%
Selling, general and administrative expenses	11.4%	13.1%	13.8%
Impairment charges	0.1%	11.7%	0.4%
Depreciation and amortization	0.3%	0.6%	0.5%

Operating income	3.6%	(9.4%)	2.3%
Interest expense, floor plan	0.8%	0.6%	0.3%
Interest expense, other, net	0.5%	0.8%	1.4%
Interest expense, non-cash, convertible debt	0.1%	0.2%	0.0%
Interest expense, non-cash, cash flow swaps	0.0%	0.0%	0.1%
Other expense, net	0.0%	0.0%	0.1%

Income (loss) from continuing operations before income taxes	2.2%	(11.0%)	0.4%

Income tax expense (benefit)	0.9%	(1.8%)	(0.5%)

Income (loss) from continuing operations	1.3%	(9.2%)	0.9%

(1)	Prior years’ income statement data reflects reclassifications to exclude additional franchises sold, identified for sale or terminated subsequent to December 31, 2008 which had not been previously included in discontinued operations or include franchises previously held for sale which subsequently were reclassed to held and used. See Note 2 to the accompanying consolidated financial statements, Business Acquisitions and Dispositions, which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

During the year ended December 31, 2009, we disposed of 18 franchises, and, at December 31, 2009, had four other franchises held for sale (at three physical dealerships). The results of operations of these dealerships, including gains or losses on disposition, have been included in discontinued operations on the accompanying consolidated statements of income for all periods presented. In addition to these dispositions, we disposed of 12 and ten franchises, respectively in each of the years ended December 31, 2007 and 2008. See additional discussions of franchises held for sale in the “Liquidity and Capital Resources” discussion.

Annual “same store” results of operations represent the aggregate of the same store results for each of the four quarters in that year. Same store results for each quarter include dealerships that were owned and operated for the entire quarter in both periods and that were classified as continuing operations at December 31, 2009. Unless otherwise noted, the following discussion of the Results of Operations under the headings “New Vehicles,” “Used

Vehicles,” “Wholesale Vehicles,” “Parts, Service and Collision Repair” and “Finance, Insurance and Other” is on a same store basis.

Impairments and Other Charges

We recorded various charges in connection with the decision to exit certain facility leases since the planned use of certain leased properties will not occur. See the table below for the amounts and classification of the charges recorded. Of the $27.6 million recorded in discontinued operations in the year ending December 31, 2009, $11.4 million relates to lease exit accruals for our General Motors dealerships which were terminated in the fourth quarter of 2009.

Annually, we review franchise asset and property and equipment valuations. Based on historical and projected operating losses for certain continuing operating dealerships, we determined that certain dealerships would not be able to recover recorded franchise asset and property and equipment asset balances and that the completion of certain capital projects at these stores would not occur. As such, we partially or fully impaired the franchise asset, property and equipment asset values as well as construction in progress for those stores. Furthermore, as a result of lowering the estimates of expected proceeds from the sale of certain dealership franchises held for sale based on market conditions, we recorded franchise asset, property and equipment and other asset impairment charges in discontinued operations. See the table below for the amounts and classification of the charges recorded. Of the $4.3 million franchise asset impairments recorded in continuing operations for the year ending December 31, 2009, $2.1 million relates to General Motors dealerships for which we executed termination agreements. Of the $3.9 million recorded for the year ending December 31, 2009 related to property and equipment, $3.8 million relates to impairments to our General Motors dealerships which were terminated in 2009.

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on the results of our step one test as of December 31, 2009, we were not required to complete step two of the goodwill impairment evaluation. For the year ended December 31, 2009, we recorded goodwill impairment charges of $1.1 million within continuing operations and $1.6 million within discontinued operations due to the determination that a portion of the goodwill was not recoverable, based on estimated proceeds, while certain dealership operations were held for sale. For the year ended December 31, 2008, we recorded an impairment of $797.4 million related to our evaluation of goodwill. We recorded $795.6 million in continuing operations and $1.8 million in discontinued operations as a result of step two of our goodwill impairment test and based on the determination that a portion of goodwill was not recoverable from assets held for sale based on estimated proceeds. See additional discussions of goodwill impairment testing in the previous heading “Goodwill and Franchise Assets.”

For the year ended December 31, 2008, our results of operations were negatively impacted by the effects of Hurricane Ike and hail storms in the Houston and mid-west markets. We estimate the overall impact (physical damage and business interruption) in 2008 lowered pretax earnings by approximately $8.0 million.

As a result of the refinancing of our 2006 Credit Facility and the new terms of the 2010 Credit Facilities, it is no longer probable that we will incur interest payments that match the terms of certain interest rate swap agreements (“Fixed Swaps”) that previously were designated and qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. However, we estimate that under the new 2010 Credit Facilities and other facilities with matching terms, it is no longer probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will exceed $400.0 million and it is reasonably possible that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be between $400.0 million and $500.0 million. As a result, amounts previously classified in accumulated other comprehensive income related to $165.0 million in notional amount of the Fixed Swaps were reclassified to earnings as a charge of approximately $4.5 million. In addition, in the third quarter of 2009 we reclassified $0.3 million from other comprehensive income to earnings as a result of cash flow swap ineffectiveness due to reductions in LIBOR-based debt balances.

In the year ended December 31, 2009, we recorded $12.0 million of debt restructuring charges. Of the $12.0 million, $6.6 million related to the amendment of our 2006 Credit Facility executed March 31, 2009, in which we agreed to payment of amendment fees and increases in the interest rates for amounts outstanding and the quarterly commitment fees payable by us on the unused portion and $5.4 million related to the loan cost amortization on our 6.0% Convertible Notes which were repurchased on October 28, 2009.

At December 31, 2009, we had $61.9 million of valuation allowances recorded related to our deferred tax asset balances, $15.9 million related to state net operating loss carryforwards, and $46.0 million related to all other deferred tax asset balances. At December 31, 2008, we had a total of $116.3 million of valuation allowances recorded related to our deferred tax asset balances, $16.7 million related to state net operating loss carryforwards and $99.6 million related to all other deferred tax asset balances. The change in the recorded valuation allowance balances in the year ended December 31, 2009 was primarily driven by the assumption that state net operating loss carryforwards generated in 2009 would not be realizable, the utilization of net deferred tax assets to reduce income tax payments and changes in assumptions related to the overall realization of net deferred tax asset balances. See the table below for amounts and classification of the charges recorded.

The amount and location of the charges discussed above in the accompanying consolidated statements of income are presented in the following table:

	Continuing Operations
	for the Year Ended December 31,
	2007	2008	2009

Gross profit, selling, general & administrative expenses
Hurricane and hail storm related expenses	—	8.0	—
Lease exit and other accruals	1.5	13.5	1.1
Impairment charges
Property impairment charges	1.0	14.6	19.1
Goodwill impairment charges	—	795.6	1.1
Franchise agreement and other asset impairment charges	—	12.8	4.3
Interest Expense
Cash-flow swap ineffectiveness charges	—	—	4.8
Debt restructuring charges	—	—	12.0
Income tax related adjustments
Valuation allowances and other tax adjustment expense/(benefit)	0.4	109.6	(43.3)

	Discontinued Operations
	for the Year Ended December 31,
	2007	2008	2009

Gross profit, selling, general & administrative expenses
Lease exit and other accruals	$1.8	$12.8	$27.6
Impairment charges
Property impairment charges	2.0	10.3	3.9
Goodwill impairment charges	—	1.8	1.6
Franchise agreement and other asset impairment charges	3.1	14.4	—
Favorable lease asset impairment charges	—	1.9	—
Income tax related adjustments
Valuation allowances and other tax adjustment expense/(benefit)	0.9	5.4	(4.1)

New Vehicles

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues are highly dependent on manufacturer incentives, which vary from cash-back incentives to low interest rate financing. New vehicle revenues are also dependent on manufacturers to provide adequate vehicle allocations to meet customer demands and the availability of consumer credit.

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. For the year ended December 31, 2009, 83.1% of our total new vehicle revenue was generated by import and luxury dealerships compared to 83.2% for 2008.

The automobile retail industry uses the SAAR to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and markets in which we do not operate.

SAAR	2008	2009	% Change	2007	2008	% Change
	(In millions of vehicles)

Year Ended December 31,	13.2	10.4	(21.2%)	16.1	13.2	(18.0%)

During 2009 we experienced a decline in customer traffic at our dealerships. We believe this was caused in part by the weaker overall economy and tightening of credit availability to consumers in 2009. Although the United States government has made various attempts to ease the lack of credit availability and strengthen consumer confidence, we believe these conditions likely will continue to impact our operations in 2010. Industry analyst expectations for the 2010 SAAR are currently between 11.0 and 12.0 million vehicles which, if realized, would be an increase of 5.8% to 15.4% from 2009.

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands except units and per unit data)

Reported:
Revenue	$4,064,167	$3,260,086	$(804,081)		(19.8%)
Gross profit	$269,628	$225,558	$(44,070)		(16.3%)
Unit sales	125,105	100,102	(25,003)		(20.0%)
Revenue per Unit	$32,486	$32,568	$82		0.3%
Gross profit per unit	$2,155	$2,253	$98		4.5%
Gross profit as a % of revenue	6.6%	6.9%	30	bps

	For the Year-Ended December 31,		Better/(Worse)
	2007	2008	Change		% Change
	(In thousands except units and per unit data)

Reported:
Revenue	$4,842,427	$4,064,167	$(778,260)		(16.1%)
Gross profit	$331,792	$269,628	$(62,164)		(18.7%)
Unit sales	147,809	125,105	(22,704)		(15.4%)
Revenue per Unit	$32,761	$32,486	$(275)		(0.8%)
Gross profit per unit	$2,245	$2,155	$(90)		(4.0%)
Gross profit as a % of revenue	6.9%	6.6%	(30	)bps

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands except units and per unit data)

Same Store:
Revenue	$4,064,167	$3,256,889	$(807,278)		(19.9%)
Gross profit	$270,912	$221,914	$(48,998)		(18.1%)
Unit sales	125,105	100,049	(25,056)		(20.0%)
Revenue per unit	$32,486	$32,553	$67		0.2%
Gross profit per unit	$2,165	$2,218	$53		2.4%
Gross profit as a % of revenue	6.7%	6.8%	10	bps

	For the Year-Ended December 31,		Better/(Worse)
	2007	2008	Change		% Change
	(In thousands except units and per unit data)

Same Store:
Revenue	$4,816,806	$3,880,168	$(936,638)		(19.4%)
Gross profit	$329,680	$258,702	$(70,978)		(21.5%)
Unit sales	147,220	121,170	(26,050)		(17.7%)
Revenue per unit	$32,718	$32,023	$(695)		(2.1%)
Gross profit per unit	$2,239	$2,135	$(104)		(4.6%)
Gross profit as a % of revenue	6.8%	6.7%	(10	)bps

Our new unit volume decline in 2009 tracked closely to the average industry declines. Our import and domestic dealerships experienced declines in new vehicle volume of 18.0% and 25.9%, respectively. The majority of our import brands experienced declines in new vehicle volume, with the most notable declines being experienced by our BMW, Mercedes, and Toyota dealerships. These stores have posted declines of 22.6%, 21.9% and 21.4%, respectively. All of our domestic brands posted declines in 2009 compared to the prior year. Our GM, Cadillac and Ford stores experienced declines in volume of 31.6%, 37.8% and 16.6%, respectively, which were caused primarily by the volatile economic condition and the lack of credit availability to consumers in 2009. We experienced improvement in our new vehicle volume over the last two quarters of 2009 compared to the same periods in 2008 and expect a gradual recovery of the new vehicle market over the course of 2010.

Our import dealerships’ average price per new unit decreased slightly by $445, or 1.3%, while our domestic dealerships’ average price per unit increased by $1,031, or 3.1%. Our new vehicle price per unit had a slight increase primarily due to a change in sales mix with truck and SUV sales increasing by 50 basis points as a percentage of total new vehicle units retailed.

Our increase in gross profit per unit in 2009 compared to the year ended December 31, 2008 can mainly be attributed to a larger percentage of our sales being generated by higher priced import vehicles. In 2009, our new import unit sales increased 160 basis points as a percentage of total new vehicle units sold, while new domestic unit sales decreased by 100 basis points as a percentage of total new vehicle units sold as compared to 2008.

During 2008, our import dealerships experienced a decline in new unit volume of 18,997 units, or 17.6%, while our domestic dealerships experienced a decline of 7,053 units, or 17.8%, as compared to 2007. These overall import and domestic same store new vehicle unit declines can be attributed to a downturn in the housing market and other economic uncertainties. Also, our price per unit and gross profit decreased in 2008 as compared to 2007. These decreases can be attributed to a weakening economy and consumers shifting their preferences from new trucks and SUV units to smaller, more fuel efficient vehicles due to increasing gas prices.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. In addition, various manufacturers provide franchised dealers the opportunity to “certify” pre-owned vehicles based on criteria established by the manufacturer. This certification process extends the standard manufacturer warranty. In 2009, we continued to see improvements in our CPO unit volume, which increased 2.4% as compared to 2008. However, our sales of CPO vehicles decreased to 37.4% of total used vehicle units from 41.1% in 2008. This percentage decrease was driven in part by an increase of our sales of non-CPO used vehicles by 7,804 units, or 19.2%, during 2009.

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands except units and per unit data)

Reported:
Revenue	$1,368,596	$1,475,395	$106,799		7.8%
Gross profit	$119,215	$120,264	$1,049		0.9%
Unit sales	68,808	77,323	8,515		12.4%
Revenue per Unit	$19,890	$19,081	$(809)		(4.1%)
Gross profit per unit	$1,733	$1,555	$(178)		(10.3%)
Gross profit as a % of revenue	8.7%	8.2%	(50	)bps
CPO revenue	$715,974	$741,866	$25,892		3.6%
CPO unit sales	28,260	28,942	682		2.4%

	For the Year-Ended December 31,		Better/(Worse)
	2007	2008	Change		% Change
	(In thousands except units and per unit data)

Reported:
Revenue	$1,370,890	$1,368,596	$(2,294)		(0.2%)
Gross profit	$127,858	$119,215	$(8,643)		(6.8%)
Unit sales	68,205	68,808	603		0.9%
Revenue per Unit	$20,100	$19,890	$(210)		(1.0%)
Gross profit per unit	$1,875	$1,733	$(142)		(7.6%)
Gross profit as a % of revenue	9.3%	8.7%	(60	)bps
CPO revenue	$611,914	$715,974	$104,060		17.0%
CPO unit sales	23,670	28,260	4,590		19.4%

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands except units and per unit data)

Same Store:
Revenue	$1,368,596	$1,474,443	$105,847		7.7%
Gross profit	$117,805	$119,960	$2,155		1.8%
Unit sales	68,808	77,278	8,470		12.3%
Revenue per unit	$19,890	$19,080	$(810)		(4.1%)
Gross profit per unit	$1,712	$1,552	(160)		(9.3%)
Gross profit as a % of revenue	8.6%	8.1%	(50	)bps
CPO revenue	$715,974	$741,468	$25,494		3.6%
CPO unit sales	28,260	28,926	666		2.4%

	For the Year-Ended December 31,		Better/(Worse)
	2007	2008	Change		% Change
	(In thousands except units and per unit data)

Same Store:
Revenue	$1,364,380	$1,322,791	$(41,589)		(3.0%)
Gross profit	$127,999	$114,629	$(13,370)		(10.4%)
Unit sales	68,003	67,165	(838)		(1.2%)
Revenue per unit	$20,064	$19,695	$(369)		(1.8%)
Gross profit per unit	$1,882	$1,707	(175)		(9.3%)
Gross profit as a % of revenue	9.4%	8.7%	(70	)bps
CPO revenue	$608,743	$682,815	$74,072		12.2%
CPO unit sales	23,577	27,217	3,640		15.4%

During 2009, our used vehicle unit volume increased, as compared to 2008, despite a significantly weaker economic environment. Additionally, we were able to outperform the national average in used vehicle unit volume, with the national average declining 2.8% for 2009. We were able to obtain an increase in used unit volume primarily due to the continued implementation of our standardized used vehicle merchandising process. This process allows us to price our used vehicles more competitively, market them more effectively and physically move certain used vehicles to specific dealerships within a particular region that have shown success in retailing the specific type of used vehicle. Our import dealerships posted an increase in used unit sales volume of 9,150, or 18.2%, when compared to 2008. The increase in our import used unit sales volume was partially offset by a decrease in our domestic dealerships used unit sales volume of 725, or 3.9%. In 2009, gross profit per unit from used vehicles declined as compared to the prior year due in part to a shift toward purchasing more vehicles from auction rather than obtaining them through trade.

In 2008, the overall decrease in gross profit when compared to 2007 can be mainly attributed to adverse consumer confidence levels and a challenging consumer credit environment. Gross margin rates for used vehicles declined in 2008 compared to 2007 primarily due to sourcing more vehicles through wholesale auctions versus trades and actively managing our vehicle days supply to offer more favorable pricing to customers.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory.

	For the Year-Ended
	December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands except units and per unit data)

Reported:
Revenue	$277,559	$150,695	$(126,864)		(45.7%)
Gross loss	$(6,873)	$(6,021)	$852		12.4%
Unit sales	36,674	25,866	(10,808)		(29.5%)
Revenue per Unit	$7,568	$5,826	$(1,742)		(23.0%)
Gross loss per unit	$(187)	$(233)	$(46)		(24.6%)
Gross loss as a % of revenue	(2.5%)	(4.0%)	(150	)bps

	For the Year-Ended
	December 31,		Better/(Worse)
	2007	2008	Change		% Change
	(In thousands except units and per unit data)

Reported:
Revenue	$384,251	$277,559	$(106,692)		(27.8%)
Gross loss	$(4,685)	$(6,873)	$(2,188)		(46.7%)
Unit sales	43,227	36,674	(6,553)		(15.2%)
Revenue per Unit	$8,889	$7,568	$(1,321)		(14.9%)
Gross loss per unit	$(108)	$(187)	$(79)		(73.1%)
Gross loss as a % of revenue	(1.2%)	(2.5%)	(130	)bps

	For the Year-Ended
	December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands except units and per unit data)

Same Store:
Revenue	$277,559	$150,677	$(126,882)		(45.7%)
Gross loss	$(6,873)	$(6,021)	$852		12.4%
Unit sales	36,674	25,864	(10,810)		(29.5%)
Revenue per unit	$7,568	$5,826	$(1,742)		(23.0%)
Gross loss per unit	$(187)	$(233)	$(46)		(24.6%)
Gross loss as a % of revenue	(2.5%)	(4.0%)	(150	)bps

	For the Year-Ended
	December 31,		Better/(Worse)
	2007	2008	Change		% Change
	(In thousands except units and per unit data)

Same Store:
Revenue	$382,200	$269,117	$(113,083)		(29.6%)
Gross loss	$(4,702)	$(6,811)	$(2,109)		(44.9%)
Unit sales	43,092	35,986	(7,106)		(16.5%)
Revenue per unit	$8,869	$7,478	$(1,391)		(15.7%)
Gross loss per unit	$(109)	$(189)	$(80)		(73.4%)
Gross loss as a % of revenue	(1.2%)	(2.5%)	(130	)bps

Lower wholesale vehicle revenues in 2009 were the result of a decline in wholesale unit sales coupled with a decrease in the average wholesale price per unit compared to 2008. The decrease in wholesale unit sales is in part due to our increased focus of selling vehicles through our retail channel. Wholesale vehicle gross loss decreased in 2009 compared to 2008 due to the higher market value of wholesale vehicles as consumer preferences have shifted from new retail vehicles to the purchase of pre-owned vehicles.

During 2008, lower wholesale vehicle revenues resulted from a decline in wholesale unit sales along with a decrease in average wholesale price per unit. The decrease in wholesale unit volume and gross margins as compared to 2007 can be primarily attributed to our increased focus on retailing used vehicles which historically we would have disposed of through the wholesale market and fewer vehicles received in trades for new and used vehicles due to declines in overall retail activity.

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

We believe that over time, vehicle quality will improve, but vehicle complexity will offset any revenue lost from improvement in vehicle quality. We also believe that over the long-term we have the ability to continue to add service capacity and increase revenues. However, based on current market conditions, we do not anticipate a near-term increase in additional service capacity. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long-term, combined with the extended manufacturer warranties on CPO vehicles (see the discussion in “Business — Business Strategy — Certified Pre-Owned Vehicles” above), should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed.

As of December 31, 2009, we operated 26 collision repair centers. Collision revenues are heavily impacted by trends in the automotive insurance industry. Reported collision repair revenues decreased $4.7 million, or 8.5%, during 2009 compared to 2008; the decrease is primarily due to a decline in customer pay revenues of $3.6 million, or 9.2%. Collision repair revenues remained fairly constant during 2008 compared to 2007 with only a $0.1 million decrease, or 0.2%.

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands)

Reported:
Revenue
Parts	$599,445	$589,638	$(9,807)		(1.6%)
Service	459,610	448,764	(10,846)		(2.4%)
Collision Repair	55,022	50,320	(4,702)		(8.5%)

Total	$1,114,077	$1,088,722	$(25,355)		(2.3%)

Gross profit
Parts	$205,753	$201,950	$(3,803)		(1.8%)
Service	319,785	317,383	(2,402)		(0.8%)
Collision Repair	30,851	28,422	(2,429)		(7.9%)

Total	$556,389	$547,755	$(8,634)		(1.6%)

Gross profit as a % of revenue
Parts	34.3%	34.2%	(10	)bps
Service	69.6%	70.7%	110	bps
Collision Repair	56.1%	56.5%	40	bps

Total	49.9%	50.3%	40	bps

	For the Year-Ended December 31,		Better/(Worse)
	2007	2008	Change		% Change
	(In thousands)

Reported:
Revenue
Parts	$590,288	$599,445	$9,157		1.6%
Service	461,013	459,610	(1,403)		(0.3%)
Collision Repair	55,150	55,022	(128)		(0.2%)

Total	$1,106,451	$1,114,077	$7,626		0.7%

Gross profit
Parts	$205,072	$205,753	$681		0.3%
Service	321,869	319,785	(2,084)		(0.6%)
Collision Repair	31,625	30,851	(774)		(2.4%)

Total	$558,566	$556,389	$(2,177)		(0.4%)

Gross profit as a % of revenue
Parts	34.7%	34.3%	(40	)bps
Service	69.8%	69.6%	(20	)bps
Collision Repair	57.3%	56.1%	(120	)bps

Total	50.5%	49.9%	(60	)bps

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands)

Same Store:
Revenue
Parts	$599,445	$588,702	$(10,743)		(1.8%)
Service	459,610	448,061	(11,549)		(2.5%)
Collision Repair	55,022	50,320	(4,702)		(8.5%)

Total	$1,114,077	$1,087,083	$(26,994)		(2.4%)

Gross profit
Parts	$205,753	$201,279	$(4,474)		(2.2%)
Service	319,785	316,885	(2,900)		(0.9%)
Collision Repair	30,851	28,423	(2,428)		(7.9%)

Total	$556,389	$546,587	$(9,802)		(1.8%)

Gross profit as a % of revenue
Parts	34.3%	34.2%	(10	)bps
Service	69.6%	70.7%	110	bps
Collision Repair	56.1%	56.5%	40	bps

Total	49.9%	50.3%	40	bps

	For the Year-Ended December 31,		Better/(Worse)
	2007	2008	Change		% Change
	(In thousands)

Same Store:
Revenue
Parts	$585,941	$577,025	$(8,916)		(1.5%)
Service	458,562	444,278	(14,284)		(3.1%)
Collision Repair	55,151	55,023	(128)		(0.2%)

Total	$1,099,654	$1,076,326	$(23,328)		(2.1%)

Gross profit
Parts	$203,205	$198,043	$(5,162)		(2.5%)
Service	320,060	309,149	(10,911)		(3.4%)
Collision Repair	31,626	30,853	(773)		(2.4%)

Total	$554,891	$538,045	$(16,846)		(3.0%)

Gross profit as a % of revenue
Parts	34.7%	34.3%	(40	)bps
Service	69.8%	69.6%	(20	)bps
Collision Repair	57.3%	56.1%	(120	)bps

Total	50.5%	50.0%	(50	)bps

Both our domestic and our imports brands experienced a decline in fixed operations revenues during 2009 compared to 2008. Our import dealerships fixed operations revenues decreased $5.9 million, or 0.7% and our domestic dealerships revenues decreased $20.1 million, or 8.7%. Cadillac contributed significantly to the decrease in our domestic revenues with a decline in fixed operations of $12.0 million, or 13.7% during 2009. Lexus posted an increase in fixed operations revenue by $8.2 million, or 12.5% during 2009. Our warranty revenue decreased $11.0 million, or 5.4% in 2009 compared to 2008. Both our BMW and Mercedes brands contributed significantly to the decline in warranty revenue (BMW was down $7.1 million, or 9.7% and Mercedes was down $5.4 million, or 19.3%). Customer pay sales were also down from 2008 by, $3.2 million, or 0.6%. Our import dealerships experienced an increase in customer pay of $6.3 million, or 1.5%; however, the increase was offset by a decline in customer pay sales of $8.8 million, or 7.9% at our domestic dealerships. Our BMW dealerships contributed to the import increase, up $10.5 million, or 8.6% in customer pay sales for 2009. Our same store gross margin percentage decreased $9.8 million, or 1.8% in 2009 compared to 2008. The decrease in gross margin percentage is due to lower significant repair and maintenance work, which typically carries higher margin percentages.

Fixed operations revenues at our import dealerships were down $12.3 million, or 1.5%, during 2008 versus 2007, while revenues at our domestic dealerships were down $8.6 million, or 3.6%, as compared to 2007. Customer pay sales at our import dealerships increased $4.8 million, or 1.2%. The customer pay import increases were partially offset by decreases in customer pay sales of $4.2 million, or 3.6% at our domestic dealerships. Warranty sales at our import dealerships decreased $10.2 million, or 6.1%, as compared to 2007. Our Mercedes dealerships continued to experience significant decreases in warranty sales, declining $6.6 million, or 20.4%, as compared to 2007, due to continued improvements in vehicle quality and changes in their vehicle warranty programs. Our warranty sales at our domestic stores increased slightly, by $0.7 million, or 1.8% as compared to 2007. Gross margin rates for parts, service and collision repair for 2008 declined compared to 2007 The decline in gross margin rates is primarily due to a higher proportion of sales comprised of lower margin activities, such as standard oil changes and tire sales.

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

Finance, insurance and other revenues are driven by the level of new and used vehicle unit sales, manufacturer financing or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the percentage of vehicle sales on which we are able to originate financing or sell extended service contracts, other aftermarket products or insurance contracts. Our finance and extended service contract penetration rates declined in 2009 as compared to 2008 with finance contract rates declining from 69.4% in 2008 to 64.8% in 2009. Our service contract penetration rates decrease from 33.1% in 2008 to 30.2% in 2009. Furthermore, the aftermarket products penetration rate decreased from 97.4% in 2008 to 82.9% in 2009. Penetration rates were negatively impacted by the weaker economy and low consumer confidence.

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change	% Change
	(In thousands except per unit data)

Reported:
Revenue	$183,709	$156,811	$(26,898)	(14.6%)
Gross profit per retail unit (excluding fleet)	$1,018	$929	$(89)	(8.7%)

	For the Year-Ended December 31,		Better/(Worse)
	2007	2008	Change	% Change
	(In thousands except per unit data)

Reported:
Revenue	$203,093	$183,709	$(19,384)	(9.5%)
Gross profit per retail unit (excluding fleet)	$1,013	$1,018	$5	0.5%

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change	% Change
	(In thousands except per unit data)

Same Store:
Revenue	$182,037	$155,999	$(26,038)	(14.3%)
Gross profit per retail unit (excluding fleet)	$1,009	$925	$(84)	(8.3%)

	For the Year-Ended December 31,		Better/(Worse)
	2007	2008	Change	% Change
	(In thousands except per unit data)

Same Store:
Revenue	$198,588	$176,510	$(22,078)	(11.1%)
Gross profit per retail unit (excluding fleet)	$995	$1,007	$12	1.2%

Same store finance, insurance and other revenues decreased during 2009 when compared to 2008 primarily due to a decrease in total retail (excluding fleet) unit sales of 11,853 units, or 6.6%, and weaker penetration rates. Gross profit per retail unit also decreased in 2009 as compared to 2008. This decrease is due primarily to lower interest rates on our financing contracts in 2009 and lower commission on manufacturers financing programs as compared to the prior year. Finance contracts may continue to be under pressure in 2010 in the event manufacturers offer attractive financing rates from their captive finance affiliates since we tend to earn lower commissions under these programs.

Same store finance, insurance and other revenues decreased during 2008 when compared to 2007 primarily due to a decrease in total retail (excluding fleet) unit sales of 24,397, or 12.2%. Despite the unit decline, F&I gross profit per unit increased during 2008 when compared to 2007. This increase in F&I revenue per unit can be mainly attributed to an increase in revenue per maintenance contract of 27.4% for the year ended December 31, 2008 compared to the same period in 2007.

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

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands)

Reported Expense:
Compensation	$503,122	$480,106	$23,016		4.6%
Advertising	58,378	46,318	12,060		20.7%
Rent and Rent Related	142,044	141,241	803		0.6%
Other	217,823	176,129	41,694		19.1%

Total	$921,367	$843,794	$77,573		8.4%

SG&A as a % of gross
Compensation	44.8%	46.0%	(120	)bps
Advertising	5.2%	4.4%	80	bps
Rent and Rent Related	12.7%	13.5%	(80	)bps
Other	19.4%	16.8%	260	bps

Total	82.1%	80.7%	140	bps

	For the Year-Ended December 31,		Better/(Worse)
	2007	2008	Change		% Change
	(In thousands)

Reported Expense:
Compensation	$513,289	$503,122	$10,167		2.0%
Advertising	64,246	58,378	5,868		9.1%
Rent and Rent Related	139,766	142,044	(2,278)		(1.6%)
Other	186,343	217,823	(31,480)		(16.9%)

Total	$903,644	$921,367	$(17,723)		(2.0%)

SG&A as a % of gross
Compensation	42.2%	44.8%	(260	)bps
Advertising	5.3%	5.2%	10	bps
Rent and Rent Related	11.5%	12.7%	(120	)bps
Other	15.3%	19.4%	(410	)bps

Total	74.3%	82.1%	(780	)bps

2009 Compared to 2008

Total SG&A expenses decreased both in dollar amount and as a percentage of gross profit in 2009. The dollar decrease can be attributed to the lower sales volume in 2009, which decreased by 27,296 units, or 11.8% and our cost reduction efforts in 2009.

In 2009, total compensation expense decreased when compared to 2008. However, as a percentage of gross profit, total compensation expense increased. The dollar decrease was primarily the result of overall declines in retail unit volume due to the slow sales environment which led to lower sales commissions. Also, we have focused on reducing costs in 2009 which also drove a decline in 2009 compensation expense as compared to 2008. Overall 401(k) retirement plan expense decreased by $5.0 million in 2009 as compared to 2008. Furthermore, stock-based compensation expense decreased by $3.3 million. The increase of compensation expense as a percentage of gross profit is primarily the result of sales compensation not being perfectly correlated with changes in gross profit.

Advertising expense decreased both in dollar amount and a percentage of gross profit. Total advertising costs were lower versus prior year due to adjustments in advertising strategies in response to the soft operating environment and our efforts to reduce costs in 2009. In addition, during 2009 we shifted our advertising strategy away from traditional media and more towards internet and other outlets.

In 2009, rent and rent related expenses decreased slightly as compared to 2008. Rent and rent related expenses were negatively impacted by lease exit charges recorded in 2008 discussed under the previous heading “Impairment and Other Charges”. As a percentage of gross profit, rent and rent related expenses increased in 2009 when compared to 2008. The unfavorable increase as a percentage of gross profit was primarily the result of overall declines in gross profit due to the slow sales environment.

Other SG&A expenses decreased as compared to 2008, primarily due to our efforts to reduce costs in 2009. Furthermore, in 2008, we incurred $4.4 million of hail and hurricane damage to our dealerships and recorded a loss in marketable securities of $6.4 million. In 2009, there were no significant losses from weather events and we recorded a gain in marketable securities of $6.0 million. As a percentage of gross profit, Other SG&A decreased as a result of the charges described above.

2008 Compared to 2007

Total SG&A expenses increased both in dollar amount and as a percentage of gross profit in 2008 as compared to 2007. Both the dollar increase and the increase as a percentage of gross profit are primarily attributed to current year acquisitions, hail and hurricane damage, loss on marketable securities, lease exit charges and legal expenses incurred in 2008.

In 2008, total reported compensation expense decreased when compared to 2007. However, as a percentage of gross profit, total compensation expense increased. The unfavorable increase as a percentage of gross profit was primarily the result of overall declines in gross profit due to the slow sales environment.

Advertising expense decreased in 2008, as compared to 2007. As a percentage of gross profit, advertising expense remained relatively flat in 2008 as compared to 2007. Total advertising costs were lower versus prior year due to adjustments in advertising strategies in response to the soft operating environment.

Rent and rent related expenses increased in 2008 as compared to 2007. Rent and rent related expenses were negatively impacted by lease exit charges recorded in 2008 discussed in the previous heading, “Impairment and Other Charges”. As a percentage of gross profit, rent and rent related expenses also increased.

Other SG&A expenses increased in 2008 as compared to 2007, primarily due to increases in service loaner expense, hail and hurricane damage and loss on marketable securities.

Impairment Charges

Impairment charges decreased $798.4 million from 2008 to 2009 due to impairment charges recorded in 2008 related to goodwill, franchise assets and fixed assets. See the table and discussion included under the previous heading “Impairments and Other Charges” for a detail of other impairment charges recorded during 2009 and 2008.

In 2008, impairment charges increased $822.0 million compared to 2007 due primarily to goodwill impairment, cancellation of various facility improvement projects and other asset impairments. See the table and discussion included under the previous heading “Impairments and Other Charges” for a detail of impairment charges recorded during 2008 and 2007.

Depreciation and Amortization

Depreciation expense increased $2.0 million, or 6.0%, in 2009 compared to 2008 and $8.6 million, or 34.6%, in 2008 compared to 2007. The increases were primarily related to increases in gross property and equipment related to continuing operations, excluding land and construction in progress of $31.2 million in 2009 and $107.1 million in 2008. The increases in depreciable property were due in part to our strategic shift to continue to own and hold more dealership properties. Also, the increase in 2009 as compared to 2008 was partially due to depreciation charges as a result of the reclassification of stores from discontinuing operations to continuing operations.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles decreased $22.4 million, or 54.5%, in 2009 compared to 2008. The average new vehicle floor plan interest rate related to new vehicles incurred by continuing dealerships was 2.5% for the year ended December 31, 2009, compared to 4.2% for the year ended December 31, 2008, which decreased interest expense by approximately $12.3 million. In addition, during 2009 the average floor plan balance for new vehicles decreased by $244.5 million, resulting in a decrease in expense of approximately $10.1 million.

Interest expense, floor plan for used vehicles incurred by continuing operations decreased $2.1 million, or 55.4%, in 2009 compared to 2008. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the year ended December 31, 2009 and December 31, 2008 of $0.1 million and $0.5 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 2.3% for the year ended December 31, 2009, compared to 4.4% for the year ended December 31, 2008, which decreased interest expense by approximately $1.6 million. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships decreased $19.0 million in 2009 compared to 2008, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.8 million.

Interest expense, floor plan for new vehicles decreased $16.3 million, or 28.4%, in 2008 compared to 2007. The average floor plan interest rate for new vehicles incurred by continuing dealerships was 4.2% for the year ended

December 31, 2008, compared to 6.3% for the year ended December 31, 2007, which decreased interest expense by approximately $20.6 million. During 2008 the average floor plan balance for new vehicles increased $67.9 million which resulted in an increase in expense of approximately $4.3 million. Approximately $6.1 million of the increase in the average new vehicle floor plan balance was due to additional dealerships we acquired in 2008.

Interest expense, floor plan for used vehicles incurred by continuing operations increased $2.2 million, or 37.2%, in 2008 compared to 2007. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the year ended December 31, 2008 and December 31, 2007 of $0.5 million and $1.0 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 4.4% for the year ended December 31, 2008, compared to 6.6% for the year ended December 31, 2007, which decreased interest expense by approximately $2.1 million. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships decreased $9.9 million in 2008 compared to 2007, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.6 million.

Interest Expense, Other, Net

Changes in interest expense, other are summarized in the schedule below:

	2008	2009
	Increase/(Decrease)	Increase/(Decrease)
	in Interest Expense	in Interest Expense
	(In millions)	(In millions)

Interest rates —
- Changes in the average interest rate on the revolving facilities (7.29% in 2007 and 5.26% in 2008 and 3.33% in 2009)	$(1.0)	$(1.6)
Debt balances —
- Increase (decrease) in debt balances	6.7	(0.4)
Other factors —
- Decrease in capitalized interest	0.9	0.8
- Incremental interest expense (benefit) related to variable to fixed rate swaps(1)	12.9	13.1
- Incremental interest expense (benefit) related to fixed rate to variable swaps(1)	(2.0)	0.8
- Interest expense (benefit) allocation to discontinued operations	0.7	(0.2)
- Increase (decrease) in deferred loan cost amortization(2)	0.1	11.7
- Increase (decrease) in other expense, net	1.8	1.1

	$20.1	$25.3

(1)	Represent difference in cash payments to and from the counterparty.

(2)	Includes loan costs related to the issuance of the 6.0% Convertible Notes and amendments to the 2006 Credit Facility.

Interest Expense, Non-Cash, Convertible Debt

Non-cash convertible debt interest expense is comprised of the amortization of the debt discount and deferred loan costs associated with our 5.25% Convertible Notes, 5.0% Convertible Notes and 4.25% Convertible Notes in addition to the amortization of the debt discount and mark-to-market effect of the derivative liability associated with the 6.0% Convertible Notes. The initial debt discount was determined based on a valuation of the debt component of these notes, and is being amortized monthly to interest expense over the life of the notes. See Note 1 in the accompanying consolidated financial statements which discusses the adoption of the updated provisions of “Debt with Conversion and Other Options” in the ASC. Interest expense of approximately $9.9 million, $10.7 million and

$6.2 million in 2007, 2008 and 2009, respectively, represents the non-cash amortization of the debt discount recorded as a result of adoption of the updated provisions of “Debt with Conversion and Other Options” in the ASC as it relates to the 5.25% Convertible Notes and 4.25% Convertible Notes. Interest expense of approximately $5.3 million in 2009 was recorded related to amortization of discount on the 6.0% Convertible Notes and 5.0% Convertible Notes. We recognized a non-cash benefit of $11.3 million for the year ended December 31, 2009 due to the extinguishment of the derivative liability associated with the 6.0% Convertible Notes. This extinguishment of the derivative liability was associated with the 6.0% Convertible Notes due to the redemption of our 6.0% Convertible Notes during 2009. Deferred loan cost amortization related to the 4.25% Convertible Notes, 5.0% Convertible Notes and 5.25% Convertible Notes was $0.5 million for the year ended December 31, 2009.

Changes in interest expense, non-cash, convertible debt are summarized in the schedule below:

	2008	2009
	Increase/(Decrease)	Increase/(Decrease)
	in Interest Expense	in Interest Expense
	(In millions)	(In millions)

Factors —
- Increase (decrease) in amortization of discount recorded as a result of adoption of “Debt with Conversion and Other Options” in the ASC	$0.8	$(3.3)
- Increase (decrease) in deferred loan cost amortization	—	0.5
- Increase (decrease) in convertible note discount amortization	—	4.1
- Increase (decrease) in mark-to-market on derivatives and swaps	—	(11.3)

	$0.8	$(10.0)

Interest Expense, Non-Cash, Cash Flow Swaps

We have entered into the Fixed Swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. As a result of the refinancing of our 2006 Credit Facility and the new terms of the 2010 Credit Facilities, it is no longer probable that we will incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. At December 31, 2009, we estimate that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million and it is reasonably possible that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be between $400.0 million and $500.0 million. As a result, at December 31, 2009, amounts previously classified in accumulated other comprehensive income related to interest payments that match terms of the Fixed Swaps no longer probable of occurring were reclassified to earnings as a charge of approximately $4.5 million included in interest expense, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income. In addition, in the third quarter of 2009 we reclassified $0.3 million from other comprehensive income to earnings as a result of cash flow swap ineffectiveness due to reductions in LIBOR-based debt balances. Prospectively, changes in the fair value of $65.0 million of notional amount of certain cash flow swaps will be recognized through earnings. See Note 6 “Derivative Instruments and Hedging Activities” in the accompanying notes to the consolidated financial statements for further discussion.

For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income/(loss), net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $25.5 million in 2009, $12.4 million in 2008 and a benefit of $0.5 million in 2007, and is included in interest expense, other, net in the accompanying Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income/(loss) into results of operations during the year ended December 31, 2010 is approximately $5.0 million.

Other Income/Expense, Net

Other income for the year ending December 31, 2009 includes a loss of approximately $7.2 million related to the write-off of the unamortized debt discount associated with the redemption of the 6.0% Convertible Notes during the fourth quarter of 2009.

Provision for Income Taxes

The effective tax rate from continuing operations was a benefit of 148.7% in 2009, expense of 16.3% in 2008 and expense of 39.1% in 2007. The tax rate for 2009 is a benefit primarily due to the $43.3 million reduction of valuation allowances on deferred tax assets and other tax adjustments. The effective tax rate expense in 2008 is lower than 2009 primarily due to valuation allowances recorded in the year ended December 31, 2008 totaling $109.6 million. Absent these events our effective tax rate generally varies from year to year based on the distribution of taxable income between states in which we operate. We expect the effective tax rate in future periods to fall within a range of 43% to 45% before the impact, if any, of changes in valuation allowances related to deferred income tax assets. We believe there is a possibility of further reduction of recorded valuation allowances in 2010 in the event our profitability and the automotive retail environment continue to improve.

Discontinued Operations

The pre-tax losses from operations and the sale of discontinued franchises were as follows:

	Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)

Loss from operations	$(14,188)	$(16,201)	$(7,044)
Gain (loss) on disposal of franchises	178	(2,325)	(293)
Lease exit charges	(1,787)	(13,747)	(31,850)
Property impairment charges	(1,957)	(10,251)	(3,938)
Goodwill impairment charges	—	(1,839)	(1,586)
Franchise agreement and other asset impairment charges	(3,100)	(14,400)	—
Favorable lease asset impairment charges	—	(1,903)	—

Pre-tax loss	$(20,854)	$(60,666)	$(44,711)

Total revenues	$941,983	$479,894	$218,022

For a description of the impairment and other charges taken for the years ended December 31 2009, 2008 and 2007, see the discussion under the previous heading “Impairments and Other Charges.”

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements and to finance acquisitions. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. Our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material and adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash based on their ability to generate cash. In 2009, our overall liquidity position improved as a result of our repayment of our 5.25% Convertible Notes, our 6.0% Convertible Notes and all but $17.0 million of our 4.25% Convertible Notes through the issuance of 10,350,000 shares of Class A common stock and $172.5 million of 5.0% Convertible Notes which generated $266.4 million of net proceeds. In addition, subsequent to December 31, 2009, we replaced our 2006 Credit Facility which was scheduled to expire in February of 2010 with a new credit facility. See discussion below for the terms and features of our 2010 Credit Facilities.

In 2009, our operations continued to be negatively affected by the downturn in the overall economy and particularly the severe downturn experienced in the automotive retail industry. In 2009, despite special governmental programs, the new vehicle SAAR was 10.4 million units compared to 13.2 million units in 2008 and 16.1 million units in 2007. Current industry analyst expectations for new vehicle sales volume in 2010 are between 11.0 million and 12.0 million vehicles, an additional 5.8% to 15.4% increase from 2009. Despite these operational challenges, we believe our current capital structure and the results of our operating activities will enable us to continue to service our liquidity requirements.

Long-Term Debt and Credit Facilities

2010 Credit Facilities

Our 2010 Credit Facilities, executed on January 15, 2010, provide a total of up to $521.0 million in combined revolving credit and floor plan financing, and replace our previous revolving credit and floor plan financing under our 2006 Credit Facility.

Under the terms of the 2010 Credit Facilities, up to $321.0 million is available for new vehicle inventory floor plan financing (the “2010 New Vehicle Floor Plan Sub-Facility”), up to $50.0 million is available for used vehicle inventory floor plan financing (the “2010 Used Vehicle Floor Plan Sub-Facility”) and up to $150.0 million is available for working capital and general corporate purposes (the “2010 Revolving Credit Facility”). The 2010 Credit Facilities mature on August 15, 2012. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions.

Under the terms of the 2010 Credit Facilities the availability under our 2010 Revolving Credit Facility is calculated as the lesser of $150.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value (determined using the average daily share price for the five business days immediately preceding the date of calculation) of five million shares of common stock of Speedway Motorsports, Inc. that are pledged as collateral (the “2010 Revolving Borrowing Base”). The 2010 Revolving Credit Facility may be expanded up to $215.0 million upon satisfaction of certain conditions. However, a withdrawal of this pledge by Sonic Financial Corporation (“SFC”), which holds the five million shares of common stock of Speedway Motorsports, Inc., or a significant decline in the value of Speedway Motorsports, Inc. Common Stock, could reduce the amount we can borrow under the 2010 Revolving Credit Facility.

The 2010 Revolving Borrowing Base was approximately $145.2 million at January 15, 2010. The amount available to be borrowed under the 2010 Revolving Credit Facility is calculated by subtracting the sum of (1) any outstanding borrowings plus (2) the cumulative face amount of any outstanding letters of credit from the 2010 Revolving Borrowing Bas. At January 15, 2010, we had no outstanding borrowings and $96.6 million in outstanding letters of credit resulting in total borrowing availability of $48.6 million.

Under the 2010 Revolving Credit Facility, the amounts outstanding bear interest at a specified percentage above LIBOR, ranging from 2.50% per annum to 4.00% per annum, (but, in any case, not less than 3.50% per annum through the end of the first quarter of 2011) according to a performance-based pricing grid determined by our Consolidated Total Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter (the “Performance Grid”).

Under the 2010 New Vehicle Floor Plan Sub-Facility, amounts outstanding bear interest at a specified percentage above LIBOR, ranging from 1.50% per annum to 2.25% per annum (but, in any case, not less than 2.00% per annum through the end of the first quarter of 2011), according to the Performance Grid. Under the 2010 Used Vehicle Floor Plan Sub-Facility, amounts outstanding bear interest at a specified percentage above LIBOR, ranging from 1.75% per annum to 2.50% per annum (but, in any case, not less than 2.25% per annum through the end of the first quarter of 2011), according to the Performance Grid.

In addition to existing bilateral floor plan credit arrangements with DCFS USA LLC, Ford Motor Credit Company LLC, GMAC, Inc. (formally known as General Motors Acceptance Corporation), and BMW Financial Services NA, Inc., on or before January 15, 2010, we also entered into bilateral floor plan credit arrangements with Toyota Motor Credit Corporation and World Omni Financial Corp (collectively, the “Silo Floor Plan Facilities”). The Silo Floor Plan Facilities provide financing for new and used vehicle inventory. Each of the Silo Floor Plan Facilities bear interest at variable rates based on prime or LIBOR. Our obligations under the Silo Floor Plan Facilities are guaranteed by us and are secured by liens on substantially all of the assets of our respective dealership franchise subsidiaries that receive financing under these arrangements.

Under the terms of collateral documents entered into with the lenders under the 2010 Credit Facilities, all amounts outstanding (including any outstanding letters of credit) are secured by a pledge of substantially all of our assets and the assets of substantially all of our dealership franchise subsidiaries, in addition to the pledge of five million shares of Speedway Motorsports, Inc. Common Stock owned by SFC. The collateral for the 2010 Credit Facilities also includes the pledge of the stock or equity interests of our dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

We agreed under the 2010 Credit Facilities not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2010 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Specifically, the 2010 Credit Facilities permit cash dividends on our Class A and Class B common stock so long as no event of default (as defined in the 2010 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2010 Credit Facilities.

The 2010 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2010 Credit Facilities.

8.625% Notes

At December 31, 2009, we had $275.0 million outstanding under the 8.625% Notes. Our obligations under the 8.625% Notes are guaranteed by our operating domestic subsidiaries. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of our and the subsidiary guarantors’ existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at our option after August 15, 2008. The redemption premiums for the twelve-month periods beginning August 15 of the years 2009 and 2010 are 102.875% and 101.438%, respectively.

5.0% Convertible Notes

On September 23, 2009, we issued $172.5 million in principal of 5.0% Convertible Notes and 10,350,000 shares of Class A common stock. Net proceeds from these issuances were used to repurchase $143.0 million of 4.25% Convertible Notes, plus accrued interest, $85.6 million of 6.0% Convertible Notes, plus accrued interest, and to repay amounts outstanding under the 2006 Credit Facility.

The 5.0% Convertible Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010. The 5.0% Convertible Notes mature on October 1, 2029. We may redeem some or all of the 5.0% Convertible Notes for cash at any time subsequent to October 1, 2014 at a repurchase price equal to 100% of the principal amount of the Notes. Holders have the right to require us to purchase the 5.0% Convertible Notes on each of October 1, 2014, October 1, 2019 and October 1, 2024 or in the event of a change in control for cash at a purchase price equal to 100% of the principal amount of the notes.

Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate on each such day; (3) if we call any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029 to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is 74.7245 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.38 per share of Class A common stock.

To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, we recorded a debt discount of $31.0 million and a corresponding amount (net of taxes of $12.8 million) to equity. The debt discount will be amortized to interest expense through October 2014, the earliest redemption date.

4.25% Convertible Notes

At December 31, 2009, we had approximately $17.0 million of 4.25% Convertible Notes outstanding. As discussed above, $143.0 million of these notes were repurchased in 2009. The remaining notes mature on November 30, 2015 and are redeemable by either us or the holders on or after November 30, 2010. Holders of the 4.25% Convertible Notes may convert them into cash and shares of our Class A common stock in November 2010 or if certain other conditions are satisfied. We plan on using cash generated by operations or borrowings under our 2010 Revolving Credit Facility to repay these notes on November 30, 2010. None of the conversion features on the 4.25% Convertible Notes were triggered in 2009. The repurchase of $143.0 million of the 4.25% Convertible Notes required the recognition of certain items in accordance with the provisions of “Debt with Conversion and Other Options” in the ASC, resulting in a gain of $0.1 million recorded in other income (expense), net, in the accompanying consolidated statements of income. In addition, the repurchase required the write-off of approximately $7.1 million of unamortized debt discount, which was offset by a $4.3 million adjustment to paid-in capital and a $2.9 million adjustment to deferred income tax assets in accordance with the derecognition guidance in “Debt with Conversion and Other Options” in the ASC.

Notes Payable to a Finance Company

Three notes payable totaling $26.6 million in aggregate principal were assumed with the purchase of certain dealerships during the second quarter of 2004 (the “Assumed Notes”). The Assumed Notes mature November 1, 2015 through September 1, 2016 and are collateralized by letters of credit. We recorded the Assumed Notes at fair value using an interest rate of 5.35%. Although the Assumed Notes allow for prepayment, the penalties and fees are disproportionately burdensome relative to the Assumed Notes’ principal balance. Therefore, we do not currently intend to prepay the Assumed Notes.

Mortgage Notes

In 2007, we began to adjust our strategy on ownership of dealership properties and began to mortgage properties we own rather than finance them using sale-leaseback transactions. We expect this trend to continue in the future, thereby reducing the frequency of future sale-leaseback transactions.

During 2009, we obtained $6.3 million in mortgage financing for capital construction projects on our dealership facilities. Since beginning this strategy of owning more of our dealership properties in late 2007, we have added $122.9 million in mortgage financing to our capital structure on 11 of our dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and December 2029. The weighted average interest rate was 5.1% at December 31, 2009. Proceeds received during 2009 were used to repay borrowings under our 2006 Revolving Credit Sub-Facility.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities which are due on demand. These floor plan facilities bear interest at variable rates based on LIBOR and prime. The weighted average interest rate for our floor plan facilities for continuing and discontinued operations was 4.2% for 2008 and 2.5% for 2009. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $30.8 million and $19.4 million in 2008 and 2009, respectively, and recognized in cost of sales approximately $30.1 million and $22.6 million in 2008 and 2009, respectively, in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are generally not required to make principal repayments prior to the sale of the vehicles.

Covenants and Default Provisions

Noncompliance with covenants, including a failure to make any payment when due, under our 2010 Credit Facilities, Silo Floor Plan Facilities, operating lease agreements, 8.625% Notes, 5.0% Convertible Notes and 4.25% Convertible Notes (collectively, our “Material Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2010 Credit Facilities. A default under our 2010 Credit Facilities would constitute a default under our Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under the one or more of the floor plan facilities. A default under our 2010 Credit Facilities and one or more Silo Floor Plan Facilities or certain other debt obligations would not result in a default under our 8.625% Notes, 5.0% Convertible Notes or 4.25% Convertible Notes unless our repayment obligations under the 2010 Credit Facilities and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of our Material Debt Agreements could result in an acceleration of our repayment obligations under our other Material Debt Agreements. The failure to repay principal amounts of the Material Debt Agreements when due would create cross-default situations related to other indebtedness. The 2010 Credit Facilities include the following financial covenants:

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to
	Ratio	Ratio	EBITDA Ratio

Through March 30, 2011	≥1.00	≥1.10	≤2.25
March 31, 2011 through and including March 30, 2012	≥1.05	≥1.15	≤2.25
March 31, 2012 and thereafter	≥1.10	≥1.20	≤2.25
December 31, 2009 actual	1.12	1.44	1.29

In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants are identical to those under the 2010 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent with a required ratio of no less than 1.5 to 1.0. At December 31, 2009, the ratio was 1.74 to 1.00.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2009. We expect to be in compliance with all of our long-term debt agreements for the foreseeable future.

Acquisitions and Dispositions

In the past a significant portion of our cash flow was used to fund dealership acquisitions. Following is a summary of acquisition activity in recent years:

		Cash Portion of
	Subsequent Year	Purchase Price
Year of Acquisition	Revenues	(net of cash acquired)
	(In millions)

2006	$231.0	$110.4
2007	$471.7	$212.5
2008	$30.9	$22.4

During 2009, we did not acquire any franchises due to restrictions in our 2006 Credit Facility and lack of liquidity. Under the 2010 Credit Facilities, we are restricted from making acquisitions in any fiscal year if the aggregate cost of all acquisitions occurring in such fiscal year is in excess of $25.0 million, without the written consent of the Required Lenders (as that term is defined in the 2010 Credit Facilities). Currently, we have no plans to pursue any significant acquisition activity in 2010. However, we do believe growth through acquisitions will be our principal source of growth in the future.

During 2009, we disposed of 18 franchises of which six were General Motor terminations and three were Chrysler terminations. These disposals generated cash of $27.3 million. In addition, as of December 31, 2009, we had four additional franchises (at three physical dealerships) held for sale. Assets to be disposed of in connection with franchises not yet sold have been classified in assets held for sale in the accompanying consolidated financial statements.

Capital Expenditures

Our capital expenditures include the purchase of land, construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. We selectively construct new dealership facilities to maintain compliance with manufacturer’s image requirements. We often finance these projects first through new mortgages and secondly through cash flow from operations and availability from our credit facilities.

Capital expenditures in 2009 were approximately $41.1 million. Of this amount, $27.7 million was related to facility construction projects and $13.4 million was for equipment utilized in our dealership operations. Of this $41.1 million of capital expenditures, $5.4 million was financed through new mortgages and $35.7 was funded through operations and use of our credit facilities. See the previous discussion in this section under the heading “Mortgage Notes”. As of December 31, 2009, commitments for facilities construction projects totaled approximately $39.0 million. We expect investments related to capital expenditures to be dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. At the beginning and end of 2009, our remaining repurchase authorization was approximately $44.7 million and $44.6 million, respectively. During the majority of 2009, share repurchases were expressly prohibited by our 2006 Credit Facility, with limited exceptions, and under the terms of our 6.0% Convertible Notes. Under our 2010 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. We do not anticipate share repurchase activity in 2010 to be significant.

Our share repurchase activity is subject to the business judgment of management and our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and economic and other factors considered relevant. These factors are considered each quarter and will be scrutinized as management and our Board of Directors determines our share repurchase policy throughout 2010.

Dividends

There were no dividends declared in 2009 as a result of our liquidity issues and restrictions in our 2006 Credit Facility and under the terms of our 6.0% Convertible Notes. Under our 2010 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy throughout 2010. There is no guarantee that dividends will be paid at any time in the future. See Note 6 in the accompanying consolidated financial statements for a description of restrictions on the payment of dividends.

Cash Flows

Cash Flows from Operating Activities — Net cash provided by operating activities was $34.1 million, $120.6 million and $403.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Generally, our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as an operating cash flow). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as a financing cash flow).

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow.

Net cash provided by combined trade and non-trade floor plan financing was $13.5 million for the year ended December 31, 2007. Net cash used in combined trade and non-trade floor plan financing was $53.8 million for the year ended December 31, 2008 and $353.8 million for the year ended December 31, 2009. Had all floor plan financing changes been included in cash flow from operations adjusted cash provided from operations would have been $156.3 million, $116.5 million and $108.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

The primary factor increasing cash provided from operations during 2009 was the reduction of inventory by $307.8 million. Inventory levels were unusually high in the final months of 2008 due to the quick downturn of economic conditions. These levels were adjusted in 2009. This also caused the large use of cash in 2009 noted in the previous paragraph as we repaid the floor plan liabilities associated with this inventory reduction. During 2008, reductions of accounts receivable generated cash of $101.1 million. A combination of a high volume new vehicle sales month in December 2007 and a low volume new vehicle sales month in December 2008 resulted in the reduction in receivables.

Cash Flows from Investing Activities — Cash used in investing activities during 2007, 2008 and 2009 was $195.6 million, $115.3 million, and $9.7 million, respectively. During 2009, the majority of the investing activities cash outflow is related to capital expenditures partially offset by proceeds received from dealership dispositions and the sales of property and equipment. During 2007 and 2008, cash used in investing activities was primarily related to dealership acquisitions as well as capital expenditures partially offset by proceeds received from dealership dispositions and the sales of property and equipment. Dealership acquisitions, net of cash acquired, used $212.5 million and $22.9 million for the years ended December 31, 2007 and 2008, respectively. We do not expect to complete any significant acquisitions in 2010.

The significant components of capital expenditures relate primarily to dealership renovations and the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases. During 2009, we used proceeds from mortgage financing in the amount of $6.3 million to fund capital expenditures and the remainder through borrowings under our 2006 Revolving Credit Sub-Facility.

During 2008, we spent $65.0 million to purchase several previously leased dealership properties. These purchases were partially funded by proceeds from mortgage financing in the amount of $39.4 million and the remainder through borrowings under our 2006 Revolving Credit Sub-Facility.

Cash Flows from Financing Activities — Net cash used in financing activities was $14.8 million for the year ended December 31, 2008 and $370.8 million for the year ended December 31, 2009. Net cash provided by financing activities was $165.4 million for the year ended December 31, 2007. Excluding the effect of changes in notes payable floorplan, non-trade, cash flow used in financing activities is comprised primarily of payments on long-term debt partially offset by new borrowings and issuance of common stock. During the year ended December 31, 2009, we repurchased the remaining balances of our 5.25% Convertible Notes for $15.7 million and a portion of our 4.25% Convertible Notes for $143.0 million. We also borrowed and repaid $85.6 million of 6.0% Convertible Notes. During 2009, we also issued common stock of $101.3 million and paid cash of $16.5 million for the settlement of two swaps. Cash flow used in 2008 from financing activities was comprised mainly of dividends paid to shareholders and our share repurchase activity. See discussion under the previous headings “Stock Repurchase Program” and “Dividends” regarding 2009 dividend and share repurchase activity. Also, during the year ended December 31, 2008, we repurchased $24.8 million of our 5.25% Convertible Notes.

Cash Flows from Discontinued Operations — Our Consolidated Statement of Cash Flows includes both continuing and discontinued operations. Net cash provided in operating activities associated with discontinued operations for the year ended December 31, 2009 was approximately $5.2 million. This was substantially comprised of changes in assets and liabilities that relate to dealership operations, including non-cash asset impairment charges of approximately $5.5 million and losses on lease exit charges of $30.9 million. In our Consolidated Statement of Cash Flows, cash flows from investing activities includes the line item “Proceeds from sale of franchises” which is entirely related to discontinued operations. With the exception of “Proceeds from sale of franchises” in the amount of $27.3 million and “Net payments on notes payable — floor plan — non-trade” in the amount of $38.6 million, 2009 cash flows from investing and financing activities contain an immaterial amount of cash flows from discontinued operations.

Guarantees and Indemnification Obligations

See discussion under heading “Off-Balance Sheet Arrangements — Guarantees and Indemnification Obligations” below.

Future Liquidity Outlook

Our future contractual obligations are as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
	(Amounts in thousands)

Floor Plan Facilities(1)	$766,710	$—	$—	$—	$—	$—	$766,710
Long-Term Debt(2)	23,934	7,903	8,055	289,292	183,944	92,212	605,340
Letters of Credit	96,621	—	—	—	—	—	96,621
Estimated Interest Payments on Floor Plan Facilities(3)	3,537	—	—	—	—	—	3,537
Estimated Interest Payments on Long-Term Debt(4)	66,359	62,720	49,352	31,455	12,776	30,346	253,008
Operating Leases (Net of Sublease Rentals)	119,850	111,827	103,965	97,941	92,584	464,702	990,869
Construction Contracts	39,045	—	—	—	—	—	39,045
Other Purchase Obligations(5)	6,738	—	—	—	—	—	6,738
FIN 48 Liability(6)	500	—	—	—	—	30,729	31,229

Total	$1,123,294	$182,450	$161,372	$418,688	$289,304	$617,989	$2,793,097

(1)	Floor plan facilities include amounts classified as liabilities associated with assets held for sale.

(2)	Amounts outstanding under the 8.625% Notes are redeemable at our option but have been classified in this schedule according to contractual maturity. The 4.25% Convertible Notes and the 5.0% Convertible Notes are redeemable before the stated maturities at both our option and the option of the respective holders. The assumed maturities of these securities are based on these earlier redemption dates, which are November 2010 for the 4.25% Convertible Notes and October 2014 for the 5.0% Convertible Notes. All amounts represent outstanding principal only.

(3)	Floor plan facilities balances (including amounts classified as liabilities associated with assets held for sale) are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2009 floor plan facilities balance, the weighted average interest rate for the fourth quarter of 2009 of 2.8% and the assumption that floor plan facilities balances at December 31, 2009 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.

(4)	Estimated interest payments calculated based on assumed or stated maturities consistent discussion in (2) above. Estimated interest payments include payments related to interest rate swaps.

(5)	Other Purchase Obligations include contracts for office supplies, utilities, and various other items or services.

(6)	Amount represents recorded liability, including interest and penalties, related to FIN 48. See Notes 1 and 7 to the accompanying consolidated financial statements.

We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2010 Credit Facilities, selected dealership and other asset sales and our ability to raise funds in the capital markets. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash. Uncertainties in the economic environment have negatively affected our overall liquidity in 2009 and we expect the conditions that existed during 2009 to improve in 2010.

Seasonality

Our operations are subject to seasonal variations. The first and fourth quarters generally contribute less operating profits than the second and third quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality, and may adversely affect vehicle demand, and consequently, our profitability. Comparatively, parts and service demand remains more stable throughout the year.

Off-Balance Sheet Arrangements

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. When we sell dealership franchises, we attempt to assign any related lease to the buyer of the franchise to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. We expect the aggregate amount of the obligations we guarantee to increase as we dispose of additional franchises. See Note 12 to the accompanying consolidated financial statements for a discussion regarding these guarantees and indemnification obligations. Past performance under these guarantees and indemnification obligations and their estimated fair value has been immaterial to our liquidity and capital resources. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sub-lessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. At December 31, 2009, our future gross minimum lease payments related to properties subleased to buyers of sold franchises totaled approximately $117.0 million. Future sublease payments expected to be received related to these lease payments were $82.4 million at December 31, 2009.

5.0% Convertible Notes

The 5.0% Convertible Notes are convertible into shares of our Class A common stock, at the option of the holder, based on certain conditions. See Note 6 to the accompanying consolidated financial statements for a discussion regarding these conversion conditions, which are primarily linked to the per share price of our Class A common stock and the relationship between the trading values of our Class A common stock and the 5.0% Convertible Notes. This type of financing arrangement was selected by us in order to achieve a more favorable interest rate (as opposed to other forms of available financing).

4.25% Convertible Notes, Hedge and Warrants

The 4.25% Convertible Notes are convertible at the option of the holder into cash and shares of our Class A common stock, based on certain conditions. See Note 6 to the accompanying consolidated financial statements for a discussion regarding these conversion conditions which are primarily linked to the relationship between the trading values of our Class A common stock and the 4.25% Convertible Notes. The holders of the 4.25% Convertible Notes can force us to repurchase these notes on November 30, 2010, and we expect to settle these notes in full during 2010. This type of financing arrangement was selected by us in order to achieve a more favorable interest rate (as opposed to other forms of available financing).

In connection with the issuance of the 4.25% Convertible Notes, we entered into convertible hedge and warrant transactions. The convertible note hedge and warrant transactions are designed to increase the effective conversion price per share of our Class A common stock from $24.14 to $33.00 and, therefore, mitigate the potential dilution upon conversion of the 4.25% Convertible Notes at the time of conversion. The convertible note hedge and warrant transactions have been recorded at cost within stockholders’ equity in the accompanying consolidated financial statements in accordance with “Derivatives and Hedging.” See the discussion regarding “Derivative Instruments and Hedging Activities” in Note 6 to the accompanying consolidated financial statements for a discussion regarding the convertible note hedge and warrant transactions. See the discussion regarding “Recent Accounting Pronouncements” in Note 1 to the accompanying consolidated financial statements for a discussion of the impact of “Debt with

Conversion and Other Options” on the 4.25% Convertible Notes. As a result of the repurchase of $143.0 million of the 4.25% Convertible Notes in 2009, a proportional amount of the convertible hedge was cancelled. However, the number of warrants outstanding was not affected by the 2009 repurchase of $143.0 million principal of Sonic’s 4.25% Convertible Notes. Subsequent to December 31, 2009, the convertible hedge and warrants were terminated in full at no cost to Sonic.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $626.3 million at December 31, 2008 and approximately $408.0 million at December 31, 2009. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $7.5 million in 2008 and approximately $5.1 million in 2009. Of the total change in interest expense, approximately $6.0 million in 2008 and approximately $4.5 million in 2009 would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of December 31, 2009 approximately 20% (20% in 2008) of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would have had an estimated impact on rent expense of approximately $0.1 million in 2009 and approximately $1.6 million in 2008. The effect of the change in LIBOR is low in 2009 due to the leases containing LIBOR floors which were above the LIBOR rate in 2009.

We also have the Fixed Swaps to effectively convert a portion of our LIBOR based variable rate debt to a fixed rate. Under the terms of the Fixed Swaps interest rates reset monthly. The fair value of these swap positions at December 31, 2009 was a liability of $32.5 million included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets. See the previous discussion of “Interest Expense, Non-Cash, Cash Flow Swaps” in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations. We will receive and pay interest based on the following:

Notional		Pay Rate	Receive Rate(1)	Maturing Date
(In millions)

$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.8		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.9		4.655%	one-month LIBOR	December 10, 2017
$9.0		6.860%	one-month LIBOR	August 1, 2017
$7.3		4.330%	one-month LIBOR	July 1, 2013

(1)	The one-month LIBOR rate was 0.231% at December 31, 2009.

(2)	After December 31, 2009 changes in fair value will be recorded through earnings.

During the first quarter ended March 31, 2009, we settled our $100.0 million notional, pay 5.002% and $100.0 million notional, pay 5.319% swaps above with a payment to the counterparty for approximately $16.5 million.

Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness future maturities of variable and fixed rate debt, and related interest rate swaps are as follows:

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Amounts in thousands, except for interest rates)

Liabilities
Long-term Debt:
Fixed Rate	$21,783	$5,314	$5,673	$281,169	$181,938	$71,212	$567,089	$572,833
Average Stated Interest Rate	5.13%	8.08%	8.26%	8.62%	5.15%	6.83%	7.14%
Variable Rate	2,151	2,589	2,382	8,123	2,006	21,000	38,251	33,386
Average Stated Interest Rate	1.99%	2.25%	2.14%	2.66%	2.01%	2.32%	2.34%
Variable to Fixed	1,540	1,558	366,575	7,338	1,234	18,756	397,001	(32,499)
Average pay rate	5.30%	5.32%	5.04%	4.56%	5.72%	5.88%	5.07%
Receive rate	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR	One month LIBOR

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal

Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been attested to by Ernst & Young LLP, the independent registered public accounting firm that audited the 2009 period related to our financial statements included in this Annual Report on Form 10-K, as stated in their report which is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is furnished by incorporation by reference to the information under the captions entitled “Election of Directors”, “Election of Directors — Board Meetings and Committees of the Board — Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Corporate Governance and Other Information — Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on April 21, 2010 (the “Proxy Statement”). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the captions entitled “Executive Compensation” and “Director Compensation for 2009” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is furnished by incorporation by reference to the information under the caption “General — Ownership of Voting Stock” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is furnished by incorporation by reference to all information under the captions “Certain Transactions” and “Election of Directors — Board and Committee Member Independence” in the Proxy Statement.

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

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(a) (1) Financial Statements: Consolidated Balance Sheets as of December 31, 2008 and 2009. Consolidated Statements of Income for the Years Ended December 31, 2007, 2008 and 2009. Consolidated

Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2008 and 2009. Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2008 and 2009.

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

Exhibit
No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).
3	.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).
3	.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
3	.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006)).
4	.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)
4	.2*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).
4	.3*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).
4	.4*	Form of 4.25% Convertible Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the November 2005 Form 8-K).
4	.5*	Subordinated Indenture, dated as of May 7, 2002, among Sonic, the guarantors named there in and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed November 21, 2005).
4	.6*	Second Supplemental Indenture dated as of November 23, 2005, between Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the November 2005 Form 8-K).
4	.7*	Form of 5.0% Convertible Senior Note due October 2029 (incorporated by reference to Exhibit 4.2 to the September 2009 Form 8-K (Reg. No. 333-1691519)).
4	.8*	Indenture dated as of September 23, 2009 by and among Sonic Automotive, Inc, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the September 2009 Form 8-K).
4	.9*	First Supplemental Indenture dated as of September 23, 2009 to the Base Indenture between Sonic and the Trustee (the Supplemental Indenture” and together with the Base Indenture, the “Indenture”) (incorporated by reference to Exhibit 4.2 to the September 2009 Form 8-K).
10	.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674))(1)
10	.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)
10	.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report).(1)

Exhibit
No.		Description

10	.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)
10	.5*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675))(1)
10	.6*	Warrant confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the November 2005 Form 8-K).
10	.7*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)
10	.8*	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (incorporated by reference to Exhibit 10.12 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)
10	.9*	Credit Agreement, dated as of February 17, 2006 (the “Credit Agreement”), among Sonic; the subsidiaries of Sonic named therein; Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and Lender, Toyota Motor Credit Corporation, as Documentation Agent and Lender; and BMW Financial Services NA, LLC, Carolina First Bank, Comerica Bank, Fifth Third Bank, General Electric Capital Corporation, KeyBank National Association, Nissan Motor Acceptance Corporation, Sovereign Bank, SunTrust Bank, Wachovia Bank, National Association and World Omni Financial Corp., each as a Lender and, collectively, the “Lenders” (incorporated by reference to Exhibit 10.2 to the March 2006 Form 10-Q).
10	.10*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Bank of America, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.32 to the March 2006 Form 10-Q).
10	.11*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the March 2006 Form 10-Q).
10	.12*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Toyota Motor Credit Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the March 2006 Form 10-Q).
10	.13*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.6 to the March 2006 Form 10-Q).
10	.14*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Carolina First Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the March 2006 Form 10-Q).
10	.15*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Comerica Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.8 to the March 2006 Form 10-Q).
10	.16*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Fifth Third Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.9 to the March 2006 Form 10-Q).
10	.17*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of General Electric Capital Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.10 to the March 2006 Form 10-Q).
10	.18*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of KeyBank National Association pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.11 to the March 2006 Form 10-Q).
10	.19*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Nissan Motor Acceptance Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.12 to the March 2006 Form 10-Q).

Exhibit
No.		Description

10	.20*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Sovereign Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the March 2006 Form 10-Q).
10	.21*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of SunTrust Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.14 to the March 2006 Form 10-Q).
10	.22*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.15 to the March 2006 Form 10-Q).
10	.23*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of World Omni Financial Corp. pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.16 to the March 2006 Form 10-Q).
10	.24*	Security Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.17 to the March 2006 Form 10-Q).
10	.25*	Company Guaranty Agreement, dated as of February 17, 2006, by Sonic, as Guarantor, to Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.18 to the March 2006 Form 10-Q).
10	.26*	Subsidiary Guaranty Agreement, dated as of February 17, 2006, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.19 to the March 2006 Form 10-Q).
10	.27*	Securities Pledge Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.20 to the March 2006 Form 10-Q).
10	.28*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement.(1)
10	.29*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement.(1)
10	.30*	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008.(1)
10	.31*	Amendment No. 1 to Credit Agreement dated May 25, 2006 (incorporated by reference to Exhibit 10.35 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.32*	Amendment No. 2 to Credit Agreement dated April 24, 2007 (incorporated by reference to Exhibit 10.36 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.33*	Amendment No. 3 to Credit Agreement dated June 3, 2008 (incorporated by reference to exhibit 99.1 to Sonic’s Quarterly report on form 10-Q for the quarter ended March 31, 2008).
10	.34*	(A) Limited Short-Term Amendment to Credit Agreement Until May 4, 2009 and(B) Amendment No. 4 to Credit Agreement and Consolidated Amendment to Other Loan Documents dated March 31, 2009 (incorporated by reference to Exhibit 10.1 to Sonic’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10	.35*	Amendment No. 5 to Credit Agreement dated May 4, 2009 (incorporated by reference to Exhibit 10.1 to Sonic’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).(1)
10	.36*	Standard form of lease executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.37*	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.38*	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.40 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit
No.		Description

10	.39*	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord. (incorporated by reference to Exhibit 10.41 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.40*	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord. (incorporated by reference to Exhibit 10.42 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.41*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)
10	.42*	Amendment No. 6 to Credit Agreement dated September 11, 2009 (incorporated by reference to Exhibit 10.1 to Sonic’s quarterly report on Form 10-Q for the quarter ended September 30, 2009).
10	.43*	Underwriting Agreement (Class A common stock) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the September 17, 2009 Form 8-K).
10	.44*	Underwriting Agreement (convertible senior notes) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.2 to the September 17, 2009 Form 8-K).
10.45		Amendment No. 1 to Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors.(1)
10.46		Sonic Automotive, Inc. Incentive Compensation Plan Amended and Restated as of December 4, 2008.(1)
10.47		Amended and Restated Credit Agreement, dated as of January 15, 2010, among Sonic Automotive, Inc.; each lender; Bank of America, N.A, as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Faro Bank, National Association, as an L/C Issuer.
10.48		Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Credit Agreement.
10.49		Promissory Note, dated January 15, 2010, executed by Sonic in favor of DCFS USA LLC, pursuant to the Credit Agreement.
10.50		Promissory Note, dated January 15, 2010, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement.
10.51		Promissory Note, dated January 15, 2010, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Credit Agreement.
10.52		Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement.
10.53		Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement.
10.54		Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Credit Agreement.
10.55		Promissory Note, dated January 15, 2010, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Credit Agreement.
10.56		Amended and Restated Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A, as administrative agent for the lenders.
10.57		Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10.58		Amended and Restated Escrow and Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10.59		Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders.

Exhibit
No.	Description

10.60	Amended and Restated Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10.61	Syndicated New and Used Vehicle Floorplan Credit Agreement, dated January 15, 2010, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent.
10.62	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement.
10.63	Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement.
10.64	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement.
10.65	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement.
10.66	Company Guaranty Agreement, dated January 15, 2010, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders.
10.67	Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Floorplan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A, as administrative agent for the lenders.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Sonic.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).
31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ DAVID P. COSPER
Mr. David P. Cosper
Vice Chairman and Chief Financial Officer
Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principalexecutive officer) and Director	February 24, 2010

/s/ B. SCOTT SMITH B. Scott Smith	President, Chief Strategic Officer and Director	February 24, 2010

/s/ DAVID P. COSPER David P. Cosper	Vice Chairman and Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2010

/s/ DAVID B. SMITH David B. Smith	Executive Vice President and Director	February 24, 2010

/s/ WILLIAM R. BROOKS William R. Brooks	Director	February 24, 2010

/s/ WILLIAM I. BELK William I. Belk	Director	February 24, 2010

/s/ ROBERT HELLER Robert Heller	Director	February 24, 2010

/s/ ROBERT L. REWEY Robert L. Rewey	Director	February 24, 2010

/s/ VICTOR H. DOOLAN Victor H. Doolan	Director	February 24, 2010

/s/ DAVID C. VORHOFF David C. Vorhoff	Director	February 24, 2010

EXHIBIT INDEX

Exhibit
No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).
3	.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).
3	.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
3	.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006)).
4	.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)
4	.2*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).
4	.3*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).
4	.4*	Form of 4.25% Convertible Senior Subordinated Note due 2015 (incorporated by reference to Exhibit 4.2 to the November 2005 Form 8-K).
4	.5*	Subordinated Indenture, dated as of May 7, 2002, among Sonic, the guarantors named there in and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed November 21, 2005).
4	.6*	Second Supplemental Indenture dated as of November 23, 2005, between Sonic and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the November 2005 Form 8-K).
4	.7*	Form of 5.0% Convertible Senior Note due October 2029 (incorporated by reference to Exhibit 4.2 to the September 2009 Form 8-K (Reg. No. 333-1691519)).
4	.8*	Indenture dated as of September 23, 2009 by and among Sonic Automotive, Inc, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the September 2009 Form 8-K).
4	.9*	First Supplemental Indenture dated as of September 23, 2009 to the Base Indenture between Sonic and the Trustee (the Supplemental Indenture” and together with the Base Indenture, the “Indenture”) (incorporated by reference to Exhibit 4.2 to the September 2009 Form 8-K).
10	.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674))(1)
10	.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)
10	.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report).(1)
10	.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)
10	.5*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675))(1)
10	.6*	Warrant confirmation, dated November 18, 2005, between Sonic and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to the November 2005 Form 8-K).

Exhibit
No.		Description

10	.7*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)
10	.8*	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (incorporated by reference to Exhibit 10.12 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)
10	.9*	Credit Agreement, dated as of February 17, 2006 (the “Credit Agreement”), among Sonic; the subsidiaries of Sonic named therein; Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and Lender, Toyota Motor Credit Corporation, as Documentation Agent and Lender; and BMW Financial Services NA, LLC, Carolina First Bank, Comerica Bank, Fifth Third Bank, General Electric Capital Corporation, KeyBank National Association, Nissan Motor Acceptance Corporation, Sovereign Bank, SunTrust Bank, Wachovia Bank, National Association and World Omni Financial Corp., each as a Lender and, collectively, the “Lenders” (incorporated by reference to Exhibit 10.2 to the March 2006 Form 10-Q).
10	.10*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Bank of America, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.32 to the March 2006 Form 10-Q).
10	.11*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the March 2006 Form 10-Q).
10	.12*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Toyota Motor Credit Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the March 2006 Form 10-Q).
10	.13*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.6 to the March 2006 Form 10-Q).
10	.14*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Carolina First Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.7 to the March 2006 Form 10-Q).
10	.15*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Comerica Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.8 to the March 2006 Form 10-Q).
10	.16*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Fifth Third Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.9 to the March 2006 Form 10-Q).
10	.17*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of General Electric Capital Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.10 to the March 2006 Form 10-Q).
10	.18*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of KeyBank National Association pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.11 to the March 2006 Form 10-Q).
10	.19*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Nissan Motor Acceptance Corporation pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.12 to the March 2006 Form 10-Q).
10	.20*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Sovereign Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.13 to the March 2006 Form 10-Q).
10	.21*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of SunTrust Bank pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.14 to the March 2006 Form 10-Q).

Exhibit
No.		Description

10	.22*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.15 to the March 2006 Form 10-Q).
10	.23*	Promissory Note, dated February 17, 2006, executed by Sonic and the subsidiaries of Sonic named therein in favor of World Omni Financial Corp. pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.16 to the March 2006 Form 10-Q).
10	.24*	Security Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.17 to the March 2006 Form 10-Q).
10	.25*	Company Guaranty Agreement, dated as of February 17, 2006, by Sonic, as Guarantor, to Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.18 to the March 2006 Form 10-Q).
10	.26*	Subsidiary Guaranty Agreement, dated as of February 17, 2006, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A, as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.19 to the March 2006 Form 10-Q).
10	.27*	Securities Pledge Agreement, dated as of February 17, 2006, by Sonic, the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 10.20 to the March 2006 Form 10-Q).
10	.28*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement.(1)
10	.29*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement.(1)
10	.30*	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008.(1)
10	.31*	Amendment No. 1 to Credit Agreement dated May 25, 2006 (incorporated by reference to Exhibit 10.35 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.32*	Amendment No. 2 to Credit Agreement dated April 24, 2007 (incorporated by reference to Exhibit 10.36 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.33*	Amendment No. 3 to Credit Agreement dated June 3, 2008 (incorporated by reference to exhibit 99.1 to Sonic’s Quarterly report on form 10-Q for the quarter ended March 31, 2008).
10	.34*	(A) Limited Short-Term Amendment to Credit Agreement Until May 4, 2009 and(B) Amendment No. 4 to Credit Agreement and Consolidated Amendment to Other Loan Documents dated March 31, 2009 (incorporated by reference to Exhibit 10.1 to Sonic’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10	.35*	Amendment No. 5 to Credit Agreement dated May 4, 2009 (incorporated by reference to Exhibit 10.1 to Sonic’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).(1)
10	.36*	Standard form of lease executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.37*	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.38*	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.40 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.39*	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord. (incorporated by reference to Exhibit 10.41 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.40*	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord. (incorporated by reference to Exhibit 10.42 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008)

Exhibit
No.		Description

10	.41*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)
10	.42*	Amendment No. 6 to Credit Agreement dated September 11, 2009 (incorporated by reference to Exhibit 10.1 to Sonic’s quarterly report on Form 10-Q for the quarter ended September 30, 2009).
10	.43*	Underwriting Agreement (Class A common stock) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the September 17, 2009 Form 8-K).
10	.44*	Underwriting Agreement (convertible senior notes) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.2 to the September 17, 2009 Form 8-K).
10.45		Amendment No. 1 to Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors.(1)
10.46		Sonic Automotive, Inc. Incentive Compensation Plan Amended and Restated as of December 4, 2008.(1)
10.47		Amended and Restated Credit Agreement, dated as of January 15, 2010, among Sonic Automotive, Inc.; each lender; Bank of America, N.A, as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Faro Bank, National Association, as an L/C Issuer.
10.48		Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Credit Agreement.
10.49		Promissory Note, dated January 15, 2010, executed by Sonic in favor of DCFS USA LLC, pursuant to the Credit Agreement.
10.50		Promissory Note, dated January 15, 2010, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement.
10.51		Promissory Note, dated January 15, 2010, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Credit Agreement.
10.52		Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement.
10.53		Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement.
10.54		Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Credit Agreement.
10.55		Promissory Note, dated January 15, 2010, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Credit Agreement.
10.56		Amended and Restated Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A, as administrative agent for the lenders.
10.57		Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10.58		Amended and Restated Escrow and Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10.59		Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders.
10.60		Amended and Restated Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10.61		Syndicated New and Used Vehicle Floorplan Credit Agreement, dated January 15, 2010, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent.

Exhibit
No.	Description

10.62	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement.
10.63	Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement.
10.64	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement.
10.65	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement.
10.66	Company Guaranty Agreement, dated January 15, 2010, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders.
10.67	Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Floorplan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A, as administrative agent for the lenders.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Sonic.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).
31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sonic Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Automotive, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Automotive, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Charlotte, North Carolina
February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sonic Automotive, Inc. and subsidiaries

We have audited Sonic Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Automotive, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Automotive, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Charlotte, North Carolina
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonic Automotive, Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Sonic Automotive, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, on January 1, 2007, the Company adopted the updated provisions of “Income Taxes” in the Accounting Standards Codification (“ASC”). As allowed in the year of adoption, the Company recorded a charge of $8.6 million to 2007 beginning retained earnings resulting from its initial application of the updated provisions of “Income Taxes” in the ASC.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2007 financial statements have been retrospectively adjusted for discontinued operations.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2007 financial statements have been retrospectively adjusted for the adoption of the updated provisions of “Debt with Conversion and Other Options” in the ASC and for the adoption of the updated provisions of “Earnings Per Share” in the ASC.

/s/ DELOITTE & TOUCHE LLP

February 29, 2008
(May 28, 2009 as to the third and fourth paragraphs under the Recent Accounting Pronouncements heading in Note 1, the fourth paragraph under the Dispositions heading in Note 2, the first and second paragraphs in Note 7 and the fifth paragraph in Note 9)
(February 24, 2010 as to the first paragraph under the Reclassifications heading in Note 1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2009

	December 31,
	2008	2009
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$6,971	$30,035
Receivables, net	247,025	232,969
Inventories	916,837	795,275
Assets held for sale	406,576	12,167
Other current assets	16,822	14,937

Total current assets	1,594,231	1,085,383
Property and Equipment, net	369,892	382,085
Goodwill	327,007	469,482
Other Intangible Assets, net	82,328	80,806
Other Assets	32,087	51,099

Total Assets	$2,405,545	$2,068,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$208,438	$214,871
Notes payable — floor plan — non-trade	712,585	548,493
Trade accounts payable	53,215	55,345
Accrued interest	17,096	16,146
Other accrued liabilities	207,627	144,709
Liabilities associated with assets held for sale — trade	65,405	—
Liabilities associated with assets held for sale — non-trade	134,077	3,346
Current maturities of long-term debt	738,447	23,991

Total current liabilities	2,136,890	1,006,901
Long-Term Debt	—	552,150
Other Long-Term Liabilities	71,132	141,052
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01par value; 100,000,000 shares authorized; 42,922,557 shares issued and 28,063,141 shares outstanding at December 31, 2008; 54,986,875 shares issued and 40,099,559 shares outstanding at December 31, 2009	429	550
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2008 and December 31, 2009	121	121
Paid-in capital	537,022	662,186
Accumulated deficit	(66,900)	(35,180)
Accumulated other comprehensive loss	(36,635)	(22,350)
Treasury stock, at cost (14,859,416 Class A shares held at December 31, 2008 and 14,887,316 Class A shares held at December 31, 2009)	(236,514)	(236,575)

Total stockholders’ equity	197,523	368,752

Total Liabilities and Stockholders’ Equity	$2,405,545	$2,068,855

See notes to consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2008 and 2009

	Year Ended December 31,
	2007	2008	2009
	(Dollars and shares in thousands,
	except per share amounts)

Revenues:
New vehicles	$4,842,427	$4,064,167	$3,260,086
Used vehicles	1,370,890	1,368,596	1,475,395
Wholesale vehicles	384,251	277,559	150,695

Total vehicles	6,597,568	5,710,322	4,886,176
Parts, service and collision repair	1,106,451	1,114,077	1,088,722
Finance, insurance and other	203,093	183,709	156,811

Total revenues	7,907,112	7,008,108	6,131,709
Cost of Sales:
New vehicles	(4,510,635)	(3,794,539)	(3,034,528)
Used vehicles	(1,243,032)	(1,249,381)	(1,355,130)
Wholesale vehicles	(388,936)	(284,432)	(156,716)

Total vehicles	(6,142,603)	(5,328,352)	(4,546,374)
Parts, service and collision repair	(547,885)	(557,688)	(540,967)

Total cost of sales	(6,690,488)	(5,886,040)	(5,087,341)
Gross profit	1,216,624	1,122,068	1,044,368
Selling, general and administrative expenses	(903,644)	(921,367)	(843,794)
Impairment charges	(975)	(822,952)	(24,514)
Depreciation and amortization	(24,927)	(33,554)	(35,576)

Operating income	287,078	(655,805)	140,484
Other income (expense):
Interest expense, floor plan	(63,461)	(44,923)	(20,415)
Interest expense, other, net	(40,204)	(60,276)	(85,586)
Interest expense, non-cash, convertible debt	(9,898)	(10,704)	(679)
Interest expense, non-cash, cash flow swaps	—	—	(4,775)
Other income (expense), net	69	742	(6,670)

Total other expense	(113,494)	(115,161)	(118,125)

Income (loss) from continuing operations before taxes	173,584	(770,966)	22,359
Provision for income taxes — benefit/(expense)	(67,854)	125,399	33,251

Income (loss) from continuing operations	105,730	(645,567)	55,610
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(20,854)	(60,666)	(44,711)
Income tax benefit	4,687	13,884	20,649

Loss from discontinued operations	(16,167)	(46,782)	(24,062)

Net income (loss)	$89,563	$(692,349)	$31,548

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$2.47	$(16.00)	$1.26
Loss per share from discontinued operations	(0.38)	(1.16)	(0.55)

Earnings (loss) per common share	$2.09	$(17.16)	$0.71

Weighted average common shares outstanding	42,479	40,356	43,836

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$2.37	$(16.00)	$1.05
Loss per share from discontinued operations	(0.36)	(1.16)	(0.43)

Earnings (loss) per common share	$2.01	$(17.16)	$0.62

Weighted average common shares outstanding	44,165	40,356	55,832

Dividends declared per common share	$0.48	$0.48	$—

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2008 and 2009

								Accumulated		Compre-
	Class A		Class B			Retained		Other	Total	hensive
	Common Stock		Common Stock		Paid-In	Earnings/	Treasury	Comprehensive	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	(Loss)/Income	Equity	(Loss)
	(Dollars and shares in thousands)

BALANCE AT DECEMBER 31, 2006	41,890	$416	12,029	$121	$498,048	$584,351	$(159,001)	$—	$923,935	$75,641
Adoption of FIN 48	—	—	—	—		(8,582)	—	—	(8,582)	—
Shares awarded under stock compensation plans	524	8	—	—	13,436	—	—	—	13,444	—
Purchases of treasury stock	—	—	—	—	—	—	(48,865)	—	(48,865)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	3,147	—	—	—	3,147	—
Income tax benefit associated with convertible note hedge	—	—	—	—	1,914	—	—	—	1,914	—
Fair value of interest rate swap agreements, net of tax benefit of $9,071	—	—	—	—	—	—	—	(14,800)	(14,800)	(14,800)
Unrealized loss on available-for-sale securities, net of tax benefit of $193	—	—	—	—	—	—	—	(314)	(314)	(314)
Stock-based compensation expense	—	—	—	—	5,589	—	—	—	5,589	—
Restricted stock amortization	—	—	—	—	886		—	—	886	—
Net income	—	—	—	—	—	89,563	—	—	89,563	89,563
Dividends ($0.48 per share)	—	—	—	—	—	(20,933)	—	—	(20,933)	—

BALANCE AT DECEMBER 31, 2007	42,414	$424	12,029	$121	$523,020	$644,399	$(207,866)	$(15,114)	$944,984	$74,449

Shares awarded under stock compensation plans	509	5	—	—	5,144	—	—	—	5,149	—
Purchases of treasury stock	—	—	—	—	—	—	(28,648)	—	(28,648)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	607	—	—	—	607	—
Income tax benefit associated with convertible note hedge	—	—	—	—	2,120	—	—	—	2,120	—
Fair value of interest rate swap agreements, net of tax benefit of $13,383	—	—	—	—	—	—	—	(21,835)	(21,835)	(21,835)
Unrealized gain on available-for-sale securities, net of tax expense of $193	—	—	—	—	—	—	—	314	314	314
Stock-based compensation expense	—	—	—	—	2,211	—	—	—	2,211	—
Restricted stock amortization	—	—	—	—	3,920	—	—	—	3,920	—
Net loss	—	—	—	—	—	(692,349)	—	—	(692,349)	(692,349)
Dividends ($0.48 per share)	—	—	—	—	—	(18,950)	—	—	(18,950)	—

BALANCE AT DECEMBER 31, 2008	42,923	$429	12,029	$121	$537,022	$(66,900)	$(236,514)	$(36,635)	$197,523	$(713,870)

Shares awarded under stock compensation plans	104	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(61)	—	(61)	—
Income tax benefit associated with convertible note hedge	—	—	—	—	4,293	—	—	—	4,293	—
Fair value of interest rate swap agreements, net of tax expense of $7,045	—	—	—	—	—	—	—	11,494	11,494	11,494
Discontinuance of cash flow swaps, net of tax expense of $1,711	—	—	—	—	—	—	—	2,791	2,791	2,791
Issuance of Common Stock	11,699	117	—	—	105,095	—	—	—	105,212	—
ASC “Debt with Conversion and Other Options” derecognition — 4.25% Convertible Notes, net of tax benefit of $2,887	—	—	—	—	(4,331)	—	—	—	(4,331)	—
ASC “Debt with Conversion and Other Options” — 5.0% Convertible Notes, net of tax expense of $12,823	—	—	—	—	18,146	—	—	—	18,146	—
Stock-based compensation expense	—	—	—	—	603	—	—	—	603	—
Restricted stock amortization	—	—	—	—	1,329	—	—	—	1,329	—
Other	261	4	—	—	29	172			205	—
Net income	—	—	—	—	—	31,548	—	—	31,548	31,548

BALANCE AT DECEMBER 31, 2009	54,987	$550	12,029	$121	$662,186	$(35,180)	$(236,575)	$(22,350)	$368,752	$45,833

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2008	2009
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$89,563	$(692,349)	$31,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	27,438	36,378	36,091
Provision for bad debt expense	3,169	2,488	1,491
Other amortization	1,156	1,912	1,656
Debt issuance cost amortization	1,147	1,256	13,435
Debt discount amortization, net of premium amortization	10,705	11,712	11,755
Stock — based compensation expense	5,589	2,211	603
Amortization of restricted stock	3,313	5,280	1,511
Restricted stock forfeiture	(2,427)	(1,360)	(182)
Deferred income taxes	18,764	(253,846)	23,153
Valuation allowance — deferred income taxes	1,305	108,421	(53,743)
Equity interest in earnings of investees	(645)	(399)	(713)
Asset impairment charges	6,032	851,655	30,038
Loss (gain) on disposal of franchises and property and equipment	1,145	1,604	(804)
Loss on exit of leased dealerships	2,275	18,037	33,013
(Gain) loss on retirement of debt	—	(647)	6,745
Derivative liability fair value adjustments	—	—	(11,300)
Discontinuance of cash flow swaps	—	—	4,502
Changes in assets and liabilities that relate to operations:
Receivables	18,753	101,126	23,424
Inventories	(17,003)	5,204	307,803
Other assets	(18,093)	9,909	(1,393)
Notes payable — floor plan — trade	(108,739)	(49,590)	(58,972)
Trade accounts payable and other liabilities	(9,396)	(38,363)	3,920

Total adjustments	(55,512)	812,988	372,033

Net cash provided by operating activities	34,051	120,639	403,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(212,472)	(22,945)	—
Purchases of property and equipment	(78,295)	(137,094)	(43,277)
Proceeds from sales of property and equipment	31,369	6,295	6,018
Proceeds from sale of franchises	62,882	37,803	27,276
Distributions from equity investees	900	600	300

Net cash used in investing activities	(195,616)	(115,341)	(9,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan — non-trade	122,251	(4,167)	(294,823)
Borrowings on revolving credit facilities	1,057,915	890,838	558,011
Repayments on revolving credit facilities	(1,008,001)	(889,996)	(628,853)
Proceeds from long-term debt	46,667	56,913	178,751
Debt issuance costs	—	—	(18,387)
Principal payments on long-term debt	(2,158)	(4,348)	(5,458)
Settlement of cash flow swaps	—	—	(16,454)
Repurchase of debt securities	—	(24,203)	(244,258)
Purchases of treasury stock	(48,865)	(28,648)	(61)
Income tax benefit associated with stock compensation plans	3,147	607	—
Income tax benefit associated with convertible hedge	1,914	2,120	4,293
Issuance of shares under stock compensation plans	13,444	5,149	—
Issuance of common stock	—	—	101,265
Dividends paid	(20,931)	(19,106)	(4,860)

Net cash provided by (used in) financing activities	165,383	(14,841)	(370,834)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,818	(9,543)	23,064
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,696	16,514	6,971

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,514	$6,971	$30,035

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $9,071, $13,383 and tax expense of$7,045 in 2007, 2008 and 2009, respectively)	$(14,800)	$(21,835)	$11,494
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amount capitalized	$113,834	$114,003	$110,420
Income taxes	$46,683	$13,351	$23,507

See notes to consolidated financial statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands except per share amounts)

1.	Description of Business and Summary of Significant Accounting Policies

Organization and Business — Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue), operating 146 dealership franchises and 26 collision repair centers throughout the United States as of December 31, 2009. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 2009, Sonic sold a total of 30 foreign and domestic brands of new vehicles.

Recent Developments — In January 2010, Sonic replaced its syndicated credit facility that provided revolving credit and floor plan financing (the “2006 Credit Facility), with new syndicated credit facilities (the “2010 Credit Facilities”). See Note 6 for a description of the terms of the 2010 Credit Facilities.

Principles of Consolidation — All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying consolidated financial statements except for one fifty-percent owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Reclassifications — Individual franchises sold, terminated or classified as held for sale are reported as discontinued operations. During 2009, Sonic completed the disposal of 18 automobile franchises, and had four franchises held for sale at December 31, 2009. The results of operations of these franchises for the years ended December 31, 2007, 2008 and 2009 are reported as discontinued operations for all periods presented. In addition, Sonic decided to retain and operate 29 franchises which were held for sale as of December 31, 2008 due to strategic considerations. The significant number of dealerships reclassified into continuing operations during 2009 was a result of Sonics generation of capital in the debt and equity markets to address the near-term debt maturity issues rather than addressing those issues through asset sales. Determining whether a franchise will be reported as continuing or discontinued operations involves judgments such as whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods Sonic determines that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income are reclassified in order to reflect the current classification.

Recent Accounting Pronouncements — Effective July 1, 2009, the Accounting Standards Codification (“ASC”) has become the sole source of authoritative U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The ASC only affects the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.

Sonic adopted the updated provisions of “Debt with Conversion and Other Options” in the ASC as of January 1, 2009. The updates to this provision apply to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. These provisions require that the issuer of a convertible debt instrument separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the effective interest method.

This provision, when adopted, applied to Sonic’s 4.25% Convertible Senior Subordinated Notes due 2015 (the “4.25% Convertible Notes”) and Sonic’s 5.25% Senior Subordinated Convertible Notes due May 2009 (the “5.25% Convertible Notes”). In conjunction with the adoption of these provisions, Sonic estimated the nonconvertible borrowing rates related to its 4.25% Convertible Notes and 5.25% Convertible Notes to be 8.0% and 10.0%, respectively. Accordingly, the fair value of the equity component of the 4.25% Convertible Notes was $25.1 million ($15.1 million, net of tax) at the date of issuance and the fair value of the equity component of the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.25% Convertible Notes was $31.6 million ($19.0 million, net of tax) at the date of the issuance. This pronouncement requires retrospective treatment of its provisions to all periods presented. Therefore, previously reported balances (prior to January 1, 2009), have been adjusted to record a debt discount equal to the fair value of the equity component, a deferred tax liability for the tax effect of the recorded debt discount and an increase to paid-in capital for the tax-effected fair value of the equity component as of the date of issuance of the underlying notes. Previously reported balances have also been adjusted to provide for the amortization of the debt discount through interest expense and the associated decrease in the deferred tax liability recorded through income tax expense.

As of December 31, 2008, the unamortized debt discount associated with these provisions related to the 4.25% Convertible Notes and the 5.25% Convertible Notes was $10.8 million and $2.1 million, respectively. As of December 31, 2009, the unamortized debt discount associated with these provisions related to the 4.25% Convertible Notes was $0.5 million and the debt discount associated with the 5.25% Convertible Notes had been fully amortized. The unamortized discount of the 4.25% Convertible Notes at December 31, 2009 will be amortized through interest expense into earnings over the remaining expected term of the convertible notes, which is through November 2010. A summary of the effect of applying these provisions on Sonic’s prior and current period consolidated statements of income is as follows:

	Twelve Months Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009
	(Dollars in thousands)

Increase in Interest Expense	$(2,108)	$(3,530)	$(3,899)	$(4,656)	$(9,044)	$(9,898)	$(10,704)	$(6,205)
Tax Benefit	843	1,412	1,560	1,862	3,617	3,959	4,282	2,482
Effect on Net Income	(1,265)	(2,118)	(2,339)	(2,794)	(5,427)	(5,939)	(6,422)	(3,723)

“Debt with Conversion and Other Options” in the ASC was also applied to Sonic’s 5.0% Convertible Senior Subordinated Notes due October 2029 which are redeemable by us and putable by the holders after October 1, 2014 (the “5.0% Convertible Notes”) upon their issuance in September 2009 which are not considered in the table above. The effects of the application of these provisions are discussed in Note 6.

In June 2008, the FASB issued an update to “Earnings Per Share” in the ASC, under which unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. This pronouncement was effective for fiscal years beginning after December 31, 2008 and interim periods within those years and requires that all prior period earnings per share disclosures be adjusted retroactively to apply the two-class method of computing earnings per share. The adoption of this standard resulted in no material changes in the prior period or the current year period presentation of earnings per share.

In March 2008, the FASB issued an update to “Derivatives and Hedging” in the ASC, which changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under this pronouncement, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. This pronouncement was effective for fiscal years beginning after November 15, 2008. Sonic’s adoption did not have a material impact on its consolidated operating results, financial position or cash flows.

In December 2007, the FASB issued an update to “Business Combinations” in the ASC, which provides guidance regarding the allocation of purchase price in business combinations, measurement of assets acquired and liabilities assumed as well as other intangible assets acquired. Also in December 2007, the FASB issued an update to “Consolidation” in the ASC, which provides accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary if certain conditions exist. These pronouncements were effective for fiscal years beginning on or after December 15, 2008. Sonic’s adoption of these provisions did not materially impact its consolidated operating results, financial position and cash flows, however, for future

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions Sonic could be required to expense transaction costs as incurred, rather than capitalizing them as part of the purchase price allocation, and there are other provisions within the update which could impact Sonic’s consolidated operating results.

Sonic’s adoption of the updated provisions of “Fair Value Measurements and Disclosures” in the ASC on January 1, 2008, related to fair value measurements and related disclosures of financial assets and liabilities, did not have a material impact on its financial statements. Sonic’s adoption of the provisions of this pronouncement related to nonfinancial assets and liabilities on January 1, 2009, affects, among other items, the valuation of goodwill, franchise assets, assets and liabilities held for sale and fixed assets when assessing for impairments and the valuation of assets acquired and liabilities assumed in business combinations.

Sonic adopted the updated provisions of “Subsequent Events” in the ASC in the second quarter of 2009. This pronouncement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 13 in the accompanying consolidated financial statements for the related disclosures. The adoption of this provision did not have a material impact on Sonic’s financial statements.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Sonic’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates particularly related to allowance for credit loss, realization of inventory, intangible asset and deferred tax asset values, reserves for tax contingencies, legal matters, reserves for future chargebacks, results reported as continuing and discontinued operations, insurance reserves, lease exit accruals and certain accrued expenses.

Cash and Cash Equivalents — Sonic classifies cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents.

Revenue Recognition — Sonic records revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered. Conditions to completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.

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

Sonic also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts, the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale. As of December 31, 2008 and 2009, the amounts recorded as allowances for commission chargeback reserves were $13.1 million and $11.7 million, respectively. The majority of these amounts recorded as allowances for commission chargeback reserves were classified in the accompanying consolidated financial statements as other accrued liabilities and the remaining amount was classified as other long-term liabilities.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Floor Plan Assistance — Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales for continuing operations were $34.6 million, $27.6 million and $21.6 million for the years ended December 31, 2007, 2008 and 2009, respectively. There was an additional $5.8 million, $2.5 million and $1.0 million in floor plan assistance related to discontinued operations for the years ended December 31, 2007, 2008 and 2009, respectively.

Contracts in Transit — Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying Consolidated Balance Sheets and totaled $99.8 million at December 31, 2008 and $90.8 million at December 31, 2009.

Accounts Receivable — In addition to contracts in transit, Sonic’s accounts receivable consist of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Sonic evaluates receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable is not significant.

Inventories — Inventories of new vehicles, recorded net of manufacturer credits, and used vehicles, including demonstrators, are stated at the lower of specific cost or market. Inventories of parts and accessories are accounted for using the “first-in, first-out” (“FIFO”) method of inventory accounting and are stated at the lower of FIFO cost or market. Other inventories are primarily service loaner vehicles and, to a lesser extent, vehicle chassis, other supplies and capitalized customer work-in-progress (open customer vehicle repair orders). Other inventories are stated at the lower of specific cost (depreciated cost for service loaner vehicles) or market.

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

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Sonic amortizes leasehold improvements over the shorter of the estimated useful life or the remaining lease life. This lease life includes renewal options if a renewal has been determined to be reasonably assured. The range of estimated useful lives is as follows:

Leasehold and land improvements	10-30 years
Buildings	10-30 years
Parts and service equipment	7-10 years
Office equipment and fixtures	3-10 years
Company vehicles	3-5 years

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic reviews the carrying value of property and equipment and other long-term assets (other than goodwill and franchise assets) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, Sonic compares the carrying amount of the asset to the estimated undiscounted cash flows related to those assets. Sonic concludes that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If Sonic determines an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, Sonic determines fair value by using a discounted cash flow model. See Note 4 for a discussion of impairment charges.

Derivative Instruments and Hedging Activities — Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions and the fair value of certain obligations classified as long-term debt on the accompanying Consolidated Balance Sheets. In general, the types of risks being hedged are those relating to the variability of cash flows, the delivery of Sonic’s Class A common stock in connection with the conversion of convertible debt and long-term debt fair values caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The only derivatives used were interest rate swaps, used for the purposes of hedging cash flows of variable rate debt and the fair value of fixed rate long-term debt, and options to buy and sell Sonic’s Class A common stock, used for the purpose of hedging the amount of Sonic’s Class A common stock required to be issued to holders of Sonic’s 4.25% Convertible Notes upon conversion. See Note 6 for further discussion of derivative instruments and hedging activities.

Goodwill — Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. Based on criteria established by the applicable accounting pronouncements, Sonic has one reporting unit. Goodwill on the balance sheet totaled $472.3 million at December 31, 2009, which includes approximately $2.8 million classified in assets held for sale.

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

Sonic uses a discounted cash flow model to estimate its reporting unit’s fair value in evaluating goodwill for impairment. The significant assumptions include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. Sonic also considers a control premium that represents the estimated amount an investor would pay for Sonic’s equity securities to obtain a controlling interest and other factors. See Note 5 for further discussion.

Other Intangible Assets — The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise agreements with manufacturers. Sonic classifies franchise agreements as indefinite lived intangible assets as it has been Sonic’s experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, Sonic believes that its franchise agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized. Franchise agreements acquired after July 1, 2001 have been included in other intangible assets on the accompanying Consolidated Balance Sheets. Prior to July 1, 2001, franchise agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying Consolidated Balance Sheets. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. Sonic tests other intangible assets for impairment annually or more frequently if events or circumstances indicate possible impairment. See Note 5 regarding impairment charges on franchise agreements.

Insurance Reserves — Sonic has various self-insured and high deductible casualty and medical insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. At December 31, 2008 and 2009, Sonic had $23.4 million and $19.4 million, respectively, reserved for such programs.

Lease Exit Accruals — The majority of Sonic’s dealership properties are leased under long-term operating lease arrangements. When situations arise where the leased properties are no longer utilized in operations, Sonic records accruals for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a franchise whereby the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of time equal to Sonic’s obligation under the lease. See Note 12 for further discussion.

Income Taxes — Income taxes are provided for the tax effects of transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided at currently enacted tax rates for the tax effects of carryforward items and temporary differences between the tax basis of assets and liabilities and their reported amounts. As a matter of course, the Company is regularly audited by various taxing authorities and from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Sonic’s management believes that the Company’s tax positions comply with applicable tax law and that the Company has adequately provided for any reasonably foreseeable outcome related to these matters.

From time to time, Sonic engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Sonic determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, Sonic presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that does not meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is likely of being realized upon ultimate settlement. Sonic adjusts its estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. See Note 7 for discussion related to the adoption of “Accounting for Uncertain Income Tax Positions” in the ASC.

Concentrations of Credit and Business Risk — Financial instruments that potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers and financial institutions. The large number of customers comprising the trade receivables balances reduces credit risk arising from trade receivables from commercial customers.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The counterparties to Sonic’s interest rate swaps, Purchased Options and Warrants contracts primarily consist of four large financial institutions. Sonic could be exposed to loss in the event of nonperformance by any of these counterparties.

During 2009 General Motors and Chrysler stores represented 11.8% and 0.6% of new vehicle revenue, respectively. In recent years and particularly beginning in the latter half of 2008, the financial condition and operating results of General Motors and Chrysler deteriorated significantly. See Item 1A under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” for further discussion of the impact of General Motors’ and Chrysler’s bankruptcy filings and subsequent emergence from bankruptcy on Sonic’s operations. During 2009, Sonic recorded impairment charges related to property and equipment balances and franchise assets related to General Motors and Chrysler dealership franchises. See discussion in Notes 4 and 5. Recorded balances that Sonic estimates are realizable related to General Motors and Chrysler as of December 31, 2009 is as follows:

December 31,
2009
(Dollars in millions)

General Motors
New Vehicle Inventory	$77.8
Parts Inventory	9.8
Factory Receivables	8.9
Property and Equipment, net	15.9
Franchise Assets	15.9
Chrysler
New Vehicle Inventory	4.9
Parts Inventory	1.0
Factory Receivables	0.3
Property and Equipment, net	1.3
Franchise Assets	—

Financial Instruments and Market Risks — As of December 31, 2008 and 2009 the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11 for further discussion of the fair value and carrying value of Sonic’s fixed rate long-term debt.

Sonic has variable rate notes payable — floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate swaps was approximately $1.2 billion at December 31, 2008 and $805.0 million at December 31, 2009

Advertising — Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to $64.2 million, $58.4 million and $46.3 million for the years ended December 31, 2007, 2008 and 2009, respectively, and has been classified as selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. In general, these cooperative programs require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under these cooperative agreements. It

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were $15.7 million, $14.5 million and $9.5 million in 2007, 2008 and 2009, respectively.

Segment Information — Sonic has determined it has a single segment for purposes of reporting financial condition and results of operations.

2.	Business Acquisitions and Dispositions

Acquisitions

Sonic’s growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. Where practicable, Sonic also seeks to acquire stable franchises that Sonic believes have above average sales prospects. Pursuant to the last amendment to the 2006 Credit Facility, Sonic was prohibited from making acquisitions, and as a result did not acquire any new franchises in 2009. Under the 2010 Credit Facilities, Sonic is restricted from making acquisitions in any fiscal year if the aggregate cost of all acquisitions occurring in such fiscal year is in excess of $25.0 million, without the written consent of the Required Lenders (as that term is defined in the 2010 Credit Facilities). With this restriction on Sonic’s ability to make acquisitions, its acquisition growth strategy may be limited.

During 2008, Sonic acquired or was awarded five franchises located in its Tennessee and Houston markets, for an aggregate purchase price of approximately $22.4 million in cash, net of cash acquired, funded by cash from operations and borrowings under the 2006 Credit Facility.

During 2007, Sonic acquired or was awarded ten franchises for an aggregate purchase price of approximately $212.5 million in cash, net of cash acquired. One of the acquisitions completed in 2007 provides for additional cash consideration of up to $3.0 million to be paid if the dealership acquired achieves a prescribed level of earnings over a continuous twelve month period within the five years following the acquisition. As of December 31, 2009, the acquired dealership had not achieved the level of earnings which would result in additional consideration to be paid.

Dispositions

During 2009, Sonic disposed of 18 franchises. These disposals generated cash of $27.3 million. During 2007 and 2008, Sonic completed 12 and ten franchise dispositions, respectively. The dispositions in 2007 and 2008 generated cash of $62.9 million and $37.8 million, respectively. The operating gains or losses associated with these disposed franchises are included in the amounts shown in the table below.

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

At December 31, 2009, Sonic had four franchises held for sale and during 2009 Sonic decided to retain and operate 29 franchises which were held for sale as of December 31, 2008. These dealerships were reclassified into continuing operations during 2009 as a result of Sonics generation of capital in the debt and equity markets to address the near-term debt maturity issues rather than addressing those issues through asset sales. All franchises held for sale are expected to be sold within one year from December 31, 2009. The operating results of these franchises are included in discontinued operations in the accompanying Consolidated Statements of Income. Assets

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be disposed of in connection with franchises not yet sold, which have been classified in assets held for sale in the accompanying Consolidated Balance Sheets, consist of the following:

	December 31,	December 31,
	2008	2009
	(Dollars in thousands)

Inventories	$207,308	$4,528
Property and equipment, net	39,094	4,838
Goodwill	154,940	2,801
Franchise assets	5,234	—

Assets held for sale	$406,576	$12,167

Liabilities to be disposed in connection with these dispositions are comprised entirely of notes payable — floor plan and are classified as liabilities associated with assets held for sale on the accompanying Consolidated Balance Sheets. Results associated with franchises classified as discontinued operations were as follows:

	Year Ended December 31,
	2007	2008	2009
	(Dollars in thousands)

Loss from operations	$(14,188)	$(16,201)	$(7,044)
Gain (loss) on disposal of franchises	178	(2,325)	(293)
Lease exit charges	(1,787)	(13,747)	(31,850)
Property impairment charges	(1,957)	(10,251)	(3,938)
Goodwill impairment charges	—	(1,839)	(1,586)
Franchise agreement and other asset impairment charges	(3,100)	(14,400)	—
Favorable lease asset impairment charges	—	(1,903)	—

Pre-tax loss	$(20,854)	$(60,666)	$(44,711)

Total revenues	$941,983	$479,894	$218,022

Sonic allocates corporate-level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the years ended December 31, 2007, 2008 and 2009 was $3.2 million, $2.0 million and $1.8 million, respectively.

3.	Inventories and Related Notes Payable — Floor Plan

Inventories consist of the following:

	December 31,
	2008	2009
	(Dollars in thousands)

New vehicles	$910,462	$557,319
Used vehicles	87,895	138,401
Parts and accessories	57,057	51,470
Other	68,731	52,613

	$1,124,145	$799,803
Less inventories classified as assets held for sale	(207,308)	(4,528)

Inventories	$916,837	$795,275

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with a syndicate of financial institutions and manufacturer-affiliated finance companies. The new and used floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities, for continuing operations and discontinued operations, was 4.2% and 2.5% for the years ended December 31, 2008 and 2009, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers, in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2007, 2008 and 2009, Sonic recognized a reduction in cost of sales approximately $40.4 million, $30.1 million and $22.6 million, respectively, in manufacturer assistance.

The average interest rate for Sonic’s used vehicle floor plan facility was 4.4% and 2.3% for the years ended December 31, 2008 and 2009, respectively.

The new and used floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The new and used floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all restrictive covenants related to these filings as of December 31, 2009.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2009
	(Dollars in thousands)

Land	$63,153	$61,886
Building and improvements	308,530	322,632
Office equipment and fixtures	68,054	75,801
Parts and service equipment	54,577	54,981
Company vehicles	8,700	8,440
Construction in progress	30,989	40,000

Total, at cost	534,003	563,740
Less accumulated depreciation	(125,017)	(176,817)

Subtotal	408,986	386,923
Less assets held for sale	(39,094)	(4,838)

Property and equipment, net	$369,892	$382,085

Interest capitalized in conjunction with construction projects was approximately $2.5 million, $1.5 million and $0.7 million for the years ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2009, commitments for facility construction projects totaled approximately $39.0 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2007, 2008 and 2009, property and equipment impairment charges were recorded as noted in the following table.

	Continuing	Discontinued
Year Ended December 31,	Operations	Operations
	(Dollars in millions)

2009	$19.1	$3.9
2008	$14.6	$10.3
2007	$1.0	$2.0

Impairment charges related to continuing operations were related to the abandonment on construction projects, the abandonment and disposal of dealership equipment or Sonic’s estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.

Impairment charges related to assets held for sale were recorded in discontinued operations based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises. During 2009, $3.8 million of the impairment charge in discontinued operations were related to Sonic’s General Motors dealerships that were terminated in 2009.

5.	Intangible Assets and Goodwill

The changes in the carrying amount of franchise agreements and goodwill for the years ended December 31, 2008 and 2009 were as follows:

	Franchise		Accumulated
	Agreements	Gross Goodwill	Impairment	Net Goodwill
	(Dollars in thousands)

Balance, December 31, 2007	$89,900	$1,276,074	$—	$1,276,074
Additions through current year acquisitions	3,200	6,164	—	6,164
Prior year acquisition allocations	—	517	—	517
Impairment of domestic dealerships	(22,565)	—	(5,611)	(5,611)
Impairment of import dealerships	(1,600)	—	(5,251)	(5,251)
Impairment of goodwill	—	—	(786,463)	(786,463)
Reductions from sales of franchises	(1,400)	(12,261)	—	(12,261)
Reclassification to assets held for sale, net	(2,834)	(146,162)	—	(146,162)

Balance, December 31, 2008	$64,701	$1,124,332	$(797,325)	$327,007
Impairment of domestic dealerships	(500)	—	(929)	(929)
Impairment of import dealerships	(3,800)	—	(1,751)	(1,751)
Reductions from sales of franchises	(800)	(10,264)	3,280	(6,984)
Reclassification from assets held for sale, net	5,234	152,139	—	152,139

Balance, December 31, 2009	$64,835	$1,266,207	$(796,725)	$469,482

Pursuant to applicable accounting pronouncements, Sonic tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If Sonic determines that the amount of its goodwill is impaired at any point in time, Sonic is required to reduce goodwill on its balance sheet. In completing step one of the impairment analyses, Sonic used a discounted cash flow model in order to estimate its reporting unit’s fair value. The result from this model was then analyzed to determine if an indicator of impairment exists.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the results of Sonic’s step one test as of December 31, 2009, Sonic was not required to complete step two of the impairment evaluation. For the year ended December 31, 2009, Sonic recorded goodwill impairment charges of $1.1 million within continuing operations and $1.6 million within discontinued operations based on the determination that a portion of the goodwill was not recoverable based on estimated proceeds while dealership operations were held for sale. For the year ended December 31, 2008, Sonic recorded an impairment of $797.4 million related to its evaluation of goodwill. Sonic recorded $795.6 million in continuing operations and $1.8 million in discontinued operations as a result of step two of its goodwill impairment test and based on the determination that a portion of goodwill was not recoverable from assets held for sale based on estimated proceeds.

Franchise asset impairment charges of $3.1 million and $11.4 million were recorded within discontinued operations in the years ended December 31, 2007 and 2008, respectively. Furthermore, Sonic incurred $12.8 million and $4.3 million of franchise asset impairment charges in continuing operations in the years ended December 31, 2008 and 2009, respectively. These impairment charges were recorded based on management’s conclusion that the recorded values would not be recoverable either through operating cash flows or through the eventual sale of the franchises. Approximately $2.1 million of the impairment charges recorded in 2009 relate to dealership franchises that will be discontinued based on notifications from General Motors.

Definite life intangible assets consist of the following:

	December 31,
	2008	2009
	(Dollars in thousands)

Lease agreements	$21,987	$21,987
Less accumulated amortization	(4,360)	(6,016)

Definite life intangibles, net	$17,627	$15,971

In the year ended December 31, 2008, Sonic incurred a definite life intangible assets impairment charge of $1.9 million. The impairment charge resulted from Sonic’s assessment that the recorded value would not be recoverable through the eventual sale of the associated franchise.

Franchise assets and definite life intangible assets are classified as Other Intangible Assets, net on the accompanying Consolidated Balance Sheets.

Amortization expense for definite life intangible assets was $1.2 million, $1.8 million and $1.7 million for the years ended December 31, 2007, 2008 and 2009, respectively. The weighted-average amortization period for lease agreements and definite life intangible assets is 15 years. Future amortization expense is as follows:

Year Ending December 31,
(Dollars in thousands)

2010	$1,656
2011	1,656
2012	1,656
2013	1,656
2014	1,290
Thereafter	8,057

Total	$15,971

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2008	2009
	(Dollars in thousands)

2006 Revolving Credit Sub-Facility(1)	$70,842	$—
Senior Subordinated Notes bearing interest at 8.625%	275,000	275,000
Convertible Senior Subordinated Notes bearing interest at 5.25%	105,250	—
Convertible Senior Notes bearing interest at 5.0%	—	172,500
Convertible Senior Subordinated Notes bearing interest at 4.25%	160,000	17,045
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	19,726	17,778
Mortgage notes to finance companies-fixed rate, bearing interest from 5.80% to 7.03%	80,622	78,424
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.30 percentage points above one-month LIBOR	33,505	38,251
Net debt discount and premium(2)	(13,127)	(29,199)
Other	6,629	6,342

	$738,447	$576,141
Less current maturities(3)	(738,447)	(23,991)

Long-term debt	$—	$552,150

(1)	Interest rate on the revolving credit sub-facility was 2.00% above LIBOR at December 31, 2008 and 3.50% above LIBOR at December 31, 2009.

(2)	December 31, 2008 includes $1.9 million discount associated with the 8.625% Notes, $2.3 million discount associated with the 5.25% Convertible Notes, $12.5 million discount associated with the 4.25% Convertible Notes, $3.2 million premium associated with notes payable to a finance company and $0.3 million premium associated with mortgage notes payable. December 31, 2009 includes $1.5 million discount associated with the 8.625% Notes, $29.8 million discount associated with the 5.0% Convertible Notes, $0.6 million discount associated with the 4.25% Convertible Notes, $2.5 million premium associated with notes payable to a finance company and $0.2 million premium associated with mortgage notes payable.

(3)	At December 31, 2008, as a result of the uncertainty related to Sonic’s compliance with the covenants under its 2006 Credit Facility for the fiscal year 2009, Sonic classified all its indebtedness as current in the accompanying Consolidated Balance Sheets due to cross default provisions governing its other indebtedness. At December 31, 2009, current maturities include amounts outstanding related to the 4.25% Convertible Notes as a result of these obligations maturing or expected to be extinguished within one year of the balance sheet date.

The indenture governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends in excess of $0.10 per share. Sonic may only pay quarterly cash dividends in excess of this amount if Sonic complies with Section 1009 of the indenture governing these notes, which was filed as Exhibit 4.4 to the Registration Statement on Form S-4 (File No. 333-109426). The indentures governing Sonic’s convertible senior subordinated notes do not limit Sonic’s ability to pay dividends. Sonic’s 2010 Credit Facilities permits cash dividends so long as no event of default or unmatured default (as defined in the credit agreement) has occurred and is continuing and provided that, after giving effect to the payment of a dividend, Sonic remains in compliance with the other terms and conditions of the credit agreement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt are as follows:

Year Ending December 31,	Principal	Net
	(Dollars in thousands)

2010	$23,934	$23,991
2011	7,903	8,568
2012	8,055	8,593
2013	289,292	288,170
2014	183,944	154,475
Thereafter	92,212	92,344

Total	$605,340	$576,141

2006 Credit Facility

Since February 2006, Sonic has had a syndicated credit facility that provides revolving credit and floor plan financing. Under the terms of the 2006 Credit Facility, up to $635.0 million was available for new vehicle inventory floor plan financing (the “2006 New Vehicle Floor Plan Sub-Facility”), up to $100.0 million was available for used vehicle inventory floor plan financing (the “2006 Used Vehicle Floor Plan Sub-Facility”) and up to $225.0 million was available for working capital and general corporate purposes (the “2006 Revolving Credit Sub-Facility”). The 2006 Revolving Credit Sub-Facility matured on February 17, 2010. The 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility matured on the earlier of February 17, 2010 or upon demand by the administrative agent at the request of more than 80% of the lenders under those facilities. The 2006 Credit Facility was refinanced in January 2010 with new syndicated floor plan and revolving credit facilities. See 2010 Credit Facilities discussion below.

In connection with the amendment to the 2006 Credit Facility executed March 31, 2009, Sonic agreed to increase the interest rates for amounts outstanding. Before April 1, 2009, the 2006 Credit Facility bore interest at a specified percentage above LIBOR according to a performance-based pricing grid determined by the Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. The quarterly commitment fees were also determined according to a performance-based pricing grid determined by the Total Senior Secured Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter. Beginning April 1, 2009, the 2006 Credit Facility bore interest as follows: 2.50% above LIBOR for amounts outstanding under the 2006 Revolving Credit Sub-Facility under the 2006 Credit Facility; 1.75% above LIBOR for amounts outstanding under the new vehicle floor plan sub-facility under the 2006 Credit Facility; and 2.00% above LIBOR for amounts outstanding under the used vehicle floor plan sub-facility under the 2006 Credit Facility.

On May 4, 2009, Sonic executed an additional amendment to the 2006 Credit Facility. The amendment allowed for borrowings of $15.0 million to be used in the restructuring of the 5.25% Convertible Notes and increased the interest rates related to outstanding borrowings under the 2006 Revolving Credit Sub-Facility to 3.50% above LIBOR. The interest rates for amounts outstanding under the new and used vehicle floor plan sub-facilities did not change from 1.75% above LIBOR and 2.00% above LIBOR, respectively. The May 4, 2009 amendment also adjusted certain financial covenant ratios. The minimum required consolidated liquidity ratio was adjusted from 1.15 to 1.10 and the minimum required consolidated fixed charge coverage ratio was adjusted from 1.20 to 1.15.

During 2009, under the 2006 Revolving Credit Sub-Facility, Sonic’s interest rate was between 2.00% and 3.50% above LIBOR. The weighted average rate of the 2006 Revolving Credit Sub-Facility during the years ended December 31, 2008 and 2009 was 5.26% and 3.33%, respectively. As of December 31, 2009, the amounts outstanding under the 2006 New Vehicle Floor Plan Sub-Facility bore interest at 1.75% above LIBOR and amounts outstanding under the 2006 Used Vehicle Floor Plan Sub-Facility bore interest at 2.00% above LIBOR.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 Credit Facilities

Sonic’s new syndicated credit facilities (the “2010 Credit Facilities”) executed on January 15, 2010 provide a total of up to $521.0 million combined in revolving credit and floor plan financing and replaces Sonic’s 2006 Credit Facility. The 2010 Credit Facilities mature on August 15, 2012.

Under the terms of the 2010 Credit Facilities, up to $321.0 million is available for new vehicle inventory floor plan financing (the “2010 New Vehicle Floor Plan Sub-Facility”), up to $50.0 million is available for used vehicle inventory floor plan financing (the “2010 Used Vehicle Floor Plan Sub-Facility” and, collectively with the 2010 New Vehicle Floor Plan Sub-Facility, the “2010 Floor Plan Facilities”) and up to $150.0 million is available for acquisitions, capital expenditures, working capital and general corporate purposes (the “2010 Revolving Credit Facility”). Sonic also has capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various captive finance companies and other lending institutions (the “Silo Floor Plan Facilities”).

Under the terms of the 2010 Credit Facilities the availability under Sonic’s 2010 Revolving Credit Facility is calculated as the lesser of $150.0 million or a borrowing base calculated based on various current assets plus 50% of the fair market value (determined using the average daily share price for the five business days immediately preceding the date of calculation) of five million shares of common stock of Speedway Motorsports, Inc. that are pledged as collateral (the “2010 Revolving Borrowing Base”). The 2010 Revolving Credit Facility may be expanded up to $215.0 million upon satisfaction of certain conditions. However, a withdrawal of this pledge by Sonic Financial Corporation (“SFC”), which holds the five million shares of common stock of Speedway Motorsports, Inc., or a significant decline in the value of Speedway Motorsports, Inc. common stock could reduce the amount Sonic can borrow under the 2010 Revolving Credit Facility.

As of December 31, 2009, the 2010 Revolving Borrowing Base was approximately $145.2 million. The amount available to be borrowed under the 2010 Revolving Credit Facility is calculated by subtracting the sum of (1) any outstanding borrowings plus (2) the cumulative face amount of any outstanding letters of credit from the 2010 Revolving Borrowing Base. At December 31, 2009, Sonic had no outstanding borrowings and $96.6 million in outstanding letters of credit resulting in total borrowing availability of $48.6 million.

Under the 2010 Revolving Credit Facility, the amounts outstanding bear interest at a specified percentage above LIBOR, ranging from 2.50% per annum to 4.00% per annum, (but, in any case, not less than 3.50% per annum through the end of the first quarter of 2011) according to a performance-based pricing grid determined by Sonic’s Consolidated Total Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter (the “Performance Grid”).

Under the 2010 New Vehicle Floor Plan Sub-Facility, amounts outstanding bear interest at a specified percentage above LIBOR, ranging from 1.50% per annum to 2.25% per annum (but, in any case, not less than 2.00% per annum through the end of the first quarter of 2011), according to the Performance Grid. Under the 2010 Used Vehicle Floor Plan Sub-Facility, amounts outstanding bear interest at a specified percentage above LIBOR, ranging from 1.75% per annum to 2.50% per annum (but, in any case, not less than 2.25% per annum through the end of the first quarter of 2011), according to the Performance Grid.

In addition to existing bilateral floor plan credit arrangements with DCFS USA LLC, Ford Motor Credit Company LLC, GMAC, Inc. (formally known as General Motors Acceptance Corporation), and BMW Financial Services NA, Inc., on or before January 15, 2010, Sonic also entered into bilateral floor plan credit arrangements with Toyota Motor Credit Corporation and World Omni Financial Corp (collectively, the “Silo Floor Plan Facilities”). The Silo Floor Plan Facilities provide financing for new and used vehicle inventory. Each of the Silo Floor Plan Facilities bear interest at variable rates based on prime or LIBOR. Sonic’s obligations under the Silo Floor Plan Facilities are guaranteed by Sonic and are secured by liens on substantially all of the assets of the respective dealership franchise subsidiaries that receive financing under these arrangements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of collateral documents entered into with the lenders under the 2010 Credit Facilities, all amounts outstanding (including any outstanding letters of credit) are secured by a pledge of substantially all of Sonic’s assets and the assets of substantially all of Sonic’s dealership franchise subsidiaries, in addition to the pledge of five million shares of Speedway Motorsports, Inc. Common Stock owned by SFC. The collateral for the 2010 Credit Facilities also includes the pledge of the stock or equity interests of Sonic’s dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

Sonic agreed under the 2010 Credit Facilities not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2010 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2010 Credit Facilities permit cash dividends on Sonic’s Class A and Class B common stock so long as no event of default (as defined in the 2010 Credit Facilities) has occurred and is continuing and provided that Sonic remains in compliance with all financial covenants under the 2010 Credit Facilities.

The 2010 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2010 Credit Facilities.

Senior Subordinated 8.625% Notes

Sonic has $275.0 million of principal amount outstanding of the 8.625% Notes. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008.

The indentures governing the 8.625% Notes contain certain specified restrictive financial covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with Section 1009 of the indenture governing the 8.625% Notes, which was filed as Exhibit 4.4 to Sonic’s Registration Statement on Form S-4 (File No. 333-109426). Sonic was in compliance with all restrictive covenants as of December 31, 2009.

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

5.25% Convertible Senior Subordinated Notes and 6.0% Senior Secured Convertible Notes

On May 7, 2009, Sonic paid the holders of its 5.25% Convertible Senior Subordinated Notes due 2009 (the “5.25% Convertible Notes”) $15.7 million in cash, issued $85.6 million in aggregate principal of 6.0% Senior Secured Convertible Notes due 2012 (the “6.0% Convertible Notes”) and issued 860,723 shares of its Class A common stock in private placements exempt from registration requirements in full satisfaction of its obligations under certain of the 5.25% Convertible Notes. The issuance of the 6.0% Convertible Notes with the redemption of the 5.25% Convertible Notes was accounted for as a debt modification which required the 6.0% Convertible Notes to be recorded at fair value of $74.3 million ($85.6 million less a discount of $11.3 million). In addition, an

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11.3 million derivative liability was also recorded which represents the fair value of the embedded derivatives (put and conversion features) contained in the 6.0% Convertible Notes.

Sonic incurred interest expense related to the 5.25% Convertible Notes of $7.4 million, $7.1 million and $2.1 million for the years ended December 31, 2007, 2008 and 2009, respectively, recorded to interest expense, other, net in the accompanying Consolidated Statements of Income. In addition, in accordance with the provisions of “Debt with Conversion and Other Options” in the ASC, Sonic recorded interest expense associated with the amortization of debt discount on the 5.25% Convertible Notes of $5.3 million, $5.7 million and $2.1 million for the years ended December 31, 2007, 2008 and 2009, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Consolidated Statements of Income.

During the third quarter of 2009, Sonic delivered a redemption notice to the holders of the 6.0% Convertible Notes obligating Sonic to repay the 6.0% Convertible Notes at 100% of par during the fourth quarter of 2009. As a result of Sonic’s redemption notice, the derivative liability associated with the 6.0% Convertible Notes was extinguished, resulting in a benefit to interest expense, non-cash, convertible debt of $11.3 million in the accompanying Consolidated Statements of Income. The 6.0% Convertible Notes were repurchased on October 28, 2009 and Sonic recorded a loss on the repurchase of the 6.0% Convertible Notes of approximately $7.2 million in the fourth quarter of 2009. This loss represents the write-off of the remaining unamortized discount at the redemption date, and is presented in the other income (expense), net, line in the accompanying Consolidated Statements of Income.

5.0% Convertible Senior Notes

On September 23, 2009, Sonic issued $172.5 million in principal of 5.0% Convertible Senior Notes (the “5.0% Convertible Notes”) and 10,350,000 shares of Class A common stock generating net proceeds of $266.4 million. Net proceeds from these issuances were used to repurchase $143.0 million of 4.25% Convertible Senior Subordinated Notes due 2010 (the “4.25% Convertible Notes”), plus accrued interest, $85.6 million of 6.0% Convertible Notes, plus accrued interest, and to repay amounts outstanding under the 2006 Credit Facility.

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

Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that measurement period was less than 98% of the product of the last reported sale price of Sonic’s Class A common stock and the applicable conversion rate on each such day; (3) if Sonic calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029 to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is 74.7245 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.38 per share of Class A common stock.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of $31.0 million and a corresponding amount (net of taxes of $12.8 million) to equity. The debt discount will be amortized to interest expense through October 2014, the earliest redemption date.

Sonic incurred interest expense related to the 5.0% Convertible Notes of approximately $2.3 million for the year ended December 31, 2009, recorded to interest expense, other, net in the accompanying Consolidated Statements of Income. In addition, in accordance with the provisions of “Debt with Conversion and Other Options” in the ASC, Sonic recorded interest expense associated with the amortization of debt discount on the 5.0% Convertible Notes of $1.2 million for the year ended December 31, 2009, recorded to interest expense, non-cash, convertible debt in the accompanying Consolidated Statements of Income.

4.25% Convertible Senior Subordinated Notes

In September 2009, Sonic repurchased $143.0 million of principal of 4.25% Convertible Notes using proceeds from the issuance of the 5.0% Convertible Notes and shares of Class A common stock discussed above. The remaining outstanding balance in aggregate principal amount of 4.25% Convertible Notes was $17.0 million at December 31, 2009. The repurchase of $143.0 million of the 4.25% Convertible Notes required the recognition of certain items in accordance the provisions of “Debt with Conversion and Other Options” in the ASC, resulting in a gain of $0.1 million recorded in other income (expense), net, in the accompanying consolidated statements of income. In addition, the repurchase required the write-off of approximately $7.1 million of unamortized debt discount, which was offset by a $4.3 million adjustment to paid-in capital and a $2.9 million adjustment to deferred income tax assets in accordance with the derecognition guidance in “Debt with Conversion and Other Options” in the ASC.

Sonic incurred interest expense related to the 4.25% Convertible Notes of $7.7 million, $7.4 million and $5.8 million for the years ended December 31, 2007, 2008 and 2009, respectively, recorded to interest expense, other, net in the accompanying Consolidated Statements of Income. In addition, in accordance with the provisions of “Debt with Conversion and Other Options” in the ASC, Sonic recorded interest expense associated with the amortization of debt discount on the 4.25% Convertible Notes of $4.6 million, $5.0 million and $4.1 million for the years ended December 31, 2007, 2008 and 2009, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Consolidated Statements of Income.

The 4.25% Convertible Notes bear interest at an annual rate of 4.25% until November 30, 2010 and 4.75% thereafter. The 4.25% Convertible Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on November 30, 2015 and are redeemable by Sonic or the holders on or after November 30, 2010. Sonic’s obligations under the 4.25% Convertible Notes are not guaranteed by any of Sonic’s subsidiaries. Holders of the 4.25% Convertible Notes may convert them into cash and shares of Sonic’s Class A common stock at an initial conversion rate of 41.4185 shares per $1,000 of principal amount, subject to distributions on, or other changes in Sonic’s Class A common stock, if any, prior to the conversion date.

The 4.25% Convertible Notes are convertible into cash and shares of Sonic’s Class A common stock if prior to October 31, 2010, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 4.25% Convertible Notes was less than 103% of the product of the closing price of Sonic’s Class A common stock and the applicable conversion rate for the 4.25% Convertible Notes; if Sonic calls the 4.25% Convertible Notes for redemption; or upon the occurrence of certain corporate transactions; or on or after October 31, 2010. Upon conversion of the 4.25% Convertible Notes, Sonic will be required to deliver cash equal to the lesser of the aggregate principal amount of the 4.25% Convertible Notes being converted and Sonic’s total conversion obligation. If Sonic’s total conversion obligation exceeds the aggregate principal amount of the 4.25% Convertible Notes being converted, Sonic will deliver shares of Class A common stock to the extent of the excess amount, if any. None of the conversion features on the 4.25% Convertible Notes were triggered in 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2005 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2009, the outstanding principal balance on the Assumed Notes was $17.8 million.

Mortgage Notes

Sonic has mortgage financing totaling $116.7 million in aggregate, related to several of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and December 2029. The weighted average interest rate was 5.1% at December 31, 2009. Proceeds received were used to repay borrowings under Sonic’s 2006 Revolving Credit Sub-Facility.

Covenants

Sonic agreed under the 2010 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2010 Credit Facilities contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions. Financial covenants related to outstanding indebtedness and certain operating leases include required specified ratios of:

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to
	Ratio	Ratio	EBITDA Ratio

Through March 30, 2011	≥1.00	≥1.10	≤2.25
March 31, 2011 through and including March 30, 2012	≥1.05	≥1.15	≤2.25
March 31, 2012 and thereafter	≥1.10	≥1.20	≤2.25
December 31, 2009 actual	1.12	1.44	1.29

Derivative Instruments and Hedging Activities

At December 31, 2009 Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at December 31,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 was a liability of $32.5 million included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

Notional		Pay Rate	Receive Rate(1)	Maturing Date
(In millions)

$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.8		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.9		4.655%	one-month LIBOR	December 10, 2017
$9.0		6.860%	one-month LIBOR	August 1, 2017
$7.3		4.330%	one-month LIBOR	July 1, 2013

(1)	The one-month LIBOR rate was 0.231% at December 31, 2009.

(2)	After December 31, 2009 changes in fair value will be recorded through earnings.

During the first quarter ended March 31, 2009, Sonic settled its $100.0 million notional, pay 5.002% and $100.0 million notional, pay 5.319% swaps for a payment of approximately $16.5 million.

As a result of the refinancing of Sonic’s 2006 Credit Facility and the new terms of the 2010 Credit Facilities, it is no longer probable that Sonic will incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. At December 31, 2009, Sonic estimates that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million and it is reasonably possible that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be between $400.0 million and $500.0 million. As a result, at December 31, 2009, amounts previously classified in accumulated other comprehensive income related to interest payments that match terms of the Fixed Swaps no longer probable of occurring were reclassified to earnings as a charge of approximately $4.5 million included in interest expense, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income. In addition, in the third quarter of 2009 Sonic reclassified $0.3 million from other comprehensive income to earnings as a result of cash flow swap ineffectiveness due to reductions in LIBOR-based debt balances. Prospectively, changes in the fair value of $65.0 million of notional amount of certain cash flow swaps will be recognized through earnings.

For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income/(loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $25.5 million in 2009, $12.4 million in 2008 and a benefit of $0.5 million in 2007, and is included in interest expense, other, net in the accompanying Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income/(loss) into results of operations during the year ended December 31, 2010 is approximately $5.0 million.

In connection with the issuance of Sonic’s 4.25% Convertible Notes in 2005, Sonic purchased five year call options on Sonic’s Class A common stock (collectively, the “Purchased Options”) from the initial purchasers of the 4.25% Convertible Notes. Under the terms of the Purchased Options, which become exercisable upon conversion of the 4.25% Convertible Notes, Sonic acquired the right to purchase a total of approximately 6.6 million shares of Sonic’s Class A common stock from the counterparties at a purchase price of $27.78 per share and are net share

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settleable upon conversion of the 4.25% Convertible Notes. As a result of the repurchase of $143.0 million of the 4.25% Convertible Notes in 2009, a proportional amount of the Purchased Options were cancelled.

The cost of the Purchased Options was partially offset by the sale of warrants to acquire shares of Sonic’s Class A common stock from Sonic with a term of five years (collectively, the “Warrants”) to the same counterparties with whom Sonic entered into the Purchased Options. The Warrants are exercisable for a total of approximately 7.0 million shares of Sonic’s Class A common stock at an exercise price of $33.00 per share subject to adjustment (at the sole discretion of the counterparties which shall be made in good faith and based on a commercially reasonable manner) for quarterly dividends in excess of $0.12 per quarter, liquidation, bankruptcy, delivery of shares that are not registered with the SEC, or a change in control of Sonic and other conditions. The settlement method for the warrants is net share settlement. If Sonic chooses to deliver shares that are not registered with the SEC, the number of shares to be delivered will be determined by counterparties to the warrants in a commercially reasonable manner. Subject to these adjustments, the maximum amount of shares of Sonic’s Class A common stock that could be required to be issued under the warrants is 7.0 million shares. The number of warrants outstanding was not affected by the 2009 repurchase of $143.0 million principal of Sonic’s 4.25% Convertible Notes.

The Purchased Options and the Warrants are subject to early expiration upon the occurrence of certain events that may or may not be within Sonic’s control. Should there be an early termination of the Purchased Options and Warrants prior to the conversion of the 4.25% Convertible Notes from an event outside of Sonic’s control, the amount of shares potentially due to and due from Sonic under the Purchased Options and Warrants will be based solely on Sonic’s Class A common stock price, and the amount of time remaining on the Purchased Options and the Warrants as set forth and agreed to upon the inception of the Purchased Options and Warrants and will be settled in shares of Sonic’s Class A Common Stock. The net effect of the Purchased Options and the Warrants was designed to increase the conversion price per share of Sonic’s Class A common stock from $24.14 to $33.00 (a 66.75% premium to the closing price of Sonic’s Class A common stock on the date that the 4.25% Convertible Notes were priced to investors) and, therefore, mitigate the potential dilution of Sonic’s Class A Common Stock upon conversion of the 4.25% Convertible Notes, if any. No shares of Sonic’s Class A common stock have been issued or received under the Purchased Options or Warrants since issuance. Subsequent to December 31, 2009, Sonic and the holders of the Warrants entered into termination agreements that terminated any and all rights related to the Warrants and Purchased Options. The termination agreements were executed at no cost to Sonic.

7.	Income Taxes

The provision for income taxes from continuing operations consists of the following:

	2007	2008	2009
	(Amounts in thousands)

Current:
Federal	$39,306	$(14,180)	$1,055
State	8,569	3,328	7,797

	47,875	(10,852)	8,852
Deferred	19,979	(114,547)	(42,103)

Total provision for income taxes for continuing operations	$67,854	$(125,399)	$(33,251)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	2007	2008	2009

Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	4.01	3.57	5.87
Valuation allowance and other account adjustments	—	(14.26)	(193.74)
Non-deductible goodwill	—	(8.35)	—
Other	0.08	0.31	4.16

Effective tax rate	39.09%	16.27%	(148.71%)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities as of December 31 are as follows:

	2008	2009
	(Dollars in thousands)

Deferred tax assets:
Allowance for bad debts	$517	$158
Accruals and reserves	43,409	49,524
Basis difference in property and equipment	287	—
Basis difference in goodwill	55,340	30,266
Net operating loss carryforwards	16,724	15,869
Fair value of Fixed Swaps	22,454	13,698
Interest and state taxes associated with “Accounting for Uncertain Income Tax Positions” in the ASC liability	7,132	7,777
Other	3	3

Total deferred tax assets	145,866	117,295
Deferred tax liabilities:
Basis difference in inventory	(2,309)	(3,340)
Basis difference in property and equipment	—	(3,938)
Basis difference in debt	(5,156)	(11,748)
Other	(1,963)	(4,396)

Total deferred tax liability	(9,428)	(23,422)
Valuation allowance	(116,330)	(61,868)

Net deferred tax asset (liability)	$20,108	$32,005

Net long-term deferred tax assets are recorded in other assets on the accompanying Consolidated Balance Sheets. Sonic has $405.8 million in gross deferred tax assets related to state net operating loss carryforwards that will expire between 2014 and 2028. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. Sonic has recorded a valuation allowance of $16.7 million and $15.9 million at December 31, 2008 and 2009, respectively, based on its judgment that all state carryforwards will not be utilized. However, the results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses which created these deferred tax assets which differs from the assumptions used in the development of management’s judgment

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could occur. Additionally, as of December 31, 2008 and 2009, Sonic recorded valuation allowances of $99.6 million and $46.0 million, respectively, related to other certain deferred tax assets based on its judgment that it is more likely than not that Sonic will not be able to realize the recorded balances. The change in valuation allowance of $53.6 million related to other certain deferred tax assets resulted from Sonic’s change in judgement whether it is more likely than not that the related net deferred tax asset balances will be realized. There is a possibility of further reduction of recorded valuation allowances in 2010 in the event its profitability and the automotive retail environment continue to improve.

Sonic adopted the provisions of “Accounting for Uncertain Income Tax Positions” in the ASC on January 1, 2007. As allowed in the year of adoption, Sonic recorded a charge of $8.6 million to 2007 beginning retained earnings resulting from its initial application of the provisions of “Accounting for Uncertain Income Tax Positions” in the ASC. At January 1, 2009, Sonic had liabilities of $23.2 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2009, is $6.1 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

(In thousands)

Unrecognized tax benefit liability, January 1, 2009(1)	$17,131
Prior period positions:
Increases	8,883
Decreases	(134)
Current period positions	1,629
Settlements	(456)
Lapse of statute of limitations	(2,072)
Other	(191)

Unrecognized tax benefit liability, December 31, 2009(2)	$24,790

(1)	Excludes accrued interest and penalties of $6.1 million at January 1, 2009

(2)	Excludes accrued interest and penalties of $6.4 million at December 31, 2009

Approximately $14.3 million of the unrecognized tax benefits as of December 31, 2009 would ultimately affect the income tax rate if ultimately recognized. Included in the December 31, 2009 recorded liability is $6.4 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next twelve months absent any adjustments as a result of current state or federal reviews.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2006 through 2009 U.S. federal income tax returns remain open to examination by the Internal Revenue Service, and the 2008 tax year is currently under review. Sonic and its subsidiaries’ state income tax returns are open to examination by state taxing authorities for years ranging from 2001 to 2009.

8.	Related Parties

Sonic leases office space in Charlotte from a subsidiary of Sonic Financial Corporation (SFC), an entity controlled by Sonic’s Chairman and Chief Executive Officer, Mr. O. Bruton Smith, for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $0.6 million in 2007, 2008 and 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic incurred costs of approximately $1.0 million in 2007, $0.4 million in 2008 and $0.3 million in 2009 for the use of these aircraft.

Certain of Sonic’s dealerships purchase the Z-Max oil additive product from Oil Chem Research Company, a subsidiary of Speedway Motorsports, Inc. (“SMI”) whose Chairman and Chief Executive Officer is O. Bruton Smith, also Sonic’s Chairman and Chief Executive Officer, for resale to service customers of Sonic’s dealerships in the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $1.9 million in 2007, $1.7 million in 2008 and $1.5 million in 2009.

Sonic donates cash throughout the year to Speedway Children’s Charities, a non-profit organization founded by O. Bruton Smith. O. Bruton Smith and B. Scott Smith, Sonic’s President and Chief Strategic Officer, are both board members of Speedway Children’s Charities. Donations to this organization amounted to $0.3 million and $0.2 million in 2007 and 2008, respectively.

9.	Capital Structure and Per Share Data

Preferred Stock — Sonic has 3.0 million shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2008 and 2009.

Common Stock — Sonic has two classes of common stock.  Sonic has authorized 100.0 million shares of Class A common stock at a par value of $0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic has also authorized 30 million shares of Class B common stock at a par value of $.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic’s charter. The two classes of stock share equally in dividends and in the event of liquidation.

Hedge and Warrants on 4.25% Convertible Notes — In connection with the sale of $160.0 million of 4.25% convertible notes in the fourth quarter of 2005, Sonic executed a hedge and sold warrants to purchase shares of Sonic Class A common stock designed to mitigate the dilutive effect of the delivery of Sonic’s Class A common stock upon conversion of these convertible notes. See Note 6.

Share Repurchases — Sonic’s Board of Directors has authorized Sonic to expend up to $295.0 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 2009, Sonic had repurchased a total of 14,887,316 shares of Class A common stock at an average price per share of approximately $15.89 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2009, Sonic had $44.6 million remaining under the Board’s authorization.

Per Share Data — The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants, the 5.0% Convertible Notes, 6.0% Convertible Notes, the 5.25% Convertible Notes and the 4.25% Convertible Notes (see Notes 1 and 6). Due to the net loss in the year ended December 31, 2008, there was no dilutive impact of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options, shares or warrants as their effect would be anti-dilutive on a loss per share basis. The following table illustrates the dilutive effect of such items on earnings per share for the years ended December 31, 2007 and 2009:

	For the Year Ended December 31, 2007
		Income
		from Continuing		Loss from Discontinued
		Operations		Operations		Net Income
			Per Share		Per Share		Per Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands except per share amounts)

Earnings (Loss) and Shares	42,479	$105,730	$2.47	$(16,167)	$(0.38)	$89,563
Effect of Participating Securities:
Unvested Restriced Stock and Stock Units	—	(976)		—		(976)

Basic Earnings (Loss) Per Share	42,479	$104,754	$2.47	$(16,167)	$(0.38)	$88,587	$2.09
Effect of Dilutive Securities:
Contingently Convertible Debt (4.25% Convertible Notes)	819
Stock Compensation Plans	867

Diluted Earnings (Loss) Per Share	44,165	$104,754	$2.37	$(16,167)	$(0.36)	$88,587	$2.01

	For the Year Ended December 31, 2009
		Income
		from Continuing		Loss from Discontinued
		Operations		Operations		Net Income
			Per Share		Per Share		Per Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands except per share amounts)

Earnings (Loss) and Shares	43,836	$55,610	$1.26	$(24,062)	$(0.55)	$31,548
Effect of Participating Securities:
Unvested Restriced Stock and Stock Units	—	(395)		—		(395)

Basic Earnings (Loss) Per Share	43,836	$55,215	$1.26	$(24,062)	$(0.55)	$31,153	$0.71
Effect of Dilutive Securities:
Contingently Convertible Debt (6.0% Convertible Notes)	7,833	921		18		939
Contingently Convertible Debt (5.0% Convertible Notes)	3,496	2,237		43		2,280
Stock Compensation Plans	667

Diluted Earnings (Loss) Per Share	55,832	$58,373	$1.05	$(24,001)	$(0.43)	$34,372	$0.62

In addition to the stock options included in the tables above, options to purchase approximately 1.8 million, 3.3 million and 2.4 million shares of Class A common stock were outstanding during the years ended December 31, 2007, 2008 and 2009, respectively, but were not included in the computation of diluted net income per share because the options were not dilutive.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Employee Benefit Plans

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the 401(k) plan were $6.0 million in 2007 and $5.8 million in 2008. Contributions by Sonic to the 401(k) plan were suspended during 2009 due to cost-reduction efforts related to the downturn in the economy.

Stock Compensation Plans

Sonic currently has two stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) (collectively, the “Stock Plans”). During the second quarter of 2007, Sonic’s stockholders approved amendments to the 2004 Plan and the 2005 Formula Plan to increase the number of shares issuable under these plans to 3,000,000 and 90,000, respectively. During the second quarter of 2009, Sonic’s stockholders approved an increase in the number of shares of Sonic’s Class A Common Stock authorized for issuance under the 2004 Plan and the 2005 Formula Plan to 5,000,000 and 340,000, respectively. The First America Automotive, Inc. 1997 Stock Option Plan (the “First America Plan”) and the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”) were terminated during the third and fourth quarters 2007, respectively.

The 2004 Plan and the 1997 Plan were adopted by the Board of Directors in order to attract and retain key personnel. Under the 2004 Plan and the 1997 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant. The 2004 Plan also authorized the issuance of restricted stock. Restricted stock issued under the 2004 plan generally vest at the end of a three year term. The 2005 Formula Plan provides for grants of restricted stock to non-employee directors and restrictions on those shares generally expire one year from the date of grant. Individuals receiving restricted shares under both the 2005 Formula Plan and the 2004 Plan have voting rights and receive dividends on unvested shares. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic will periodically buy back shares of Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the options related to the Stock Plans, 1997 Plan and the First American Plan is presented below:

						Weighted
					Weighted	Average
					Average	Remaining	Aggregate
	Options	Exercise			Exercise	Contractual	Intrinsic
	Outstanding	Price per Share			Price	Term	Value
	(In thousands)					(In years)	(In thousands)

Balance — December 31, 2008	3,339	$7.80	-	37.50	$21.90	4.6	$—
Granted	1,398	1.81	-	2.99	1.81
Forfeited	(723)	1.81	-	37.50	18.69

Balance — December 31, 2009	4,014	$1.81	-	37.50	$15.48	5.9	$12,349

Exercisable	2,599	$7.80	-	37.50	$22.65	4.1	$435

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2008	2009
	(Amounts in thousands, except per option data)

Weighted Average Grant-Date Fair Value of Options Granted	$8.24	N/A	$0.99
Intrinsic Value of Options Exercised	$9,226	$3,146	$—
Fair Value of Shares Vested	$4,499	$5,867	$395

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of $5.6 million, $2.2 million and $0.6 million in the years ended December 31, 2007, 2008 and 2009, respectively. Tax benefits recognized related to the compensation expenses were $2.1 million, $0.8 million and $0.2 million for the years ended December 31, 2007, 2008 and 2009, respectively. The total compensation cost related to unvested options not yet recognized at December 31, 2009 was $1.1 million and is expected to be recognized over a weighted average period of 2.1 years.

Black-Scholes Assumptions

The weighted average fair value of options granted in each of the years ended December 31, 2007 and 2009 (no options were granted in 2008) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2009

Stock Option Plans
Dividend yield	1.60-2.06%	0.00%
Risk free interest rates	4.04-4.91%	1.67-1.87%
Expected lives	3.5-5 years	5 years
Volatility	33.10%	64.13%

Sonic used an expected term of three and a half to five years for option grants based on several facts associated with past grants and exercises. First, the historical exercise experience indicated that the expected term was at least three years (consistent with the three year graded vesting period attached to the majority of these options) and the majority of Sonic’s grants were in the early to middle stages of their contractual terms of ten years; secondly, the contractual term of all of Sonic’s options was ten years. Expected volatility was estimated based on historical experience.

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted
	Stock and	Weighted Average
	Restricted Stock	Grant Date Fair
	Units	Value
	(In thousands)

Balance — December 31, 2008	348	$22.99
Granted	79	7.24
Forfeited	(10)	21.44
Vested	(104)	27.60

Balance — December 31, 2009	313	$17.45

In the year ended December 31, 2009, approximately 78,600 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s Board of Directors pursuant to the 2005 Formula Plan and vest the day before the next annual meeting of Sonic’s stockholders. Sonic recognized compensation expense within selling,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general and administrative expenses related to unvested restricted stock and restricted stock units of $0.9 million, $3.9 million and $2.2 million in the years ended December 31, 2007, 2008 and 2009, respectively. Tax benefits recognized related to the compensation expenses were $0.3 million, $1.5 million and $0.8 million for the years ended December 31, 2007, 2008 and 2009, respectively. Total compensation cost related to unvested restricted stock not yet recognized at December 31, 2009 was $0.7 million and is expected to be recognized over a weighted average period of 0.4 years.

11.	Fair Value Measurements

In determining fair value, Sonic uses various valuation approaches including market, income and/or cost approaches. “Fair Value Measurements and Disclosures” in the ASC establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Sonic. Unobservable inputs are inputs that reflect Sonic’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that Sonic has the ability to access. Assets utilizing Level 1 inputs include marketable securities that are actively traded.

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include cash flow swap instruments.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment under “Property, Plant and Equipment” in the ASC, and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation. For instance, certain assets held for sale in the accompanying condensed consolidated balance sheets are valued based on estimated proceeds to be received in connection with the disposal of those assets.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets or liabilities recorded at fair value in the accompanying balance sheet as of December 31, 2009 are as follows:

	Fair Value at December 31,
			Quoted Prices in Active
			Markets for Identical		Significant Other		Significant Unobservable
	Total		Assets (Level 1)		Observable Inputs (Level 2)		Inputs (Level 3)
	2008	2009	2008	2009	2008	2009	2008	2009
	(Amounts in millions)

Trading Securities(1)	$2.6	$—	$2.6	$—	$—	$—	$—	$—
Cash Flow Swaps(2)	(60.9)	(32.5)	—	—	(60.9)	(32.5)	—	—

Total	$(58.3)	$(32.5)	$2.6	$—	$(60.9)	$(32.5)	$—	$—

(1)	- Included within other current assets in the accompanying Consolidated Balance Sheets.

(2)	- Included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.

A reconciliation of the fair value of Level 3 items from December 31, 2008 to December 31, 2009 is as follows:

(Dollars in millions)

December 31, 2008	$—
Initial Issuance/Recognition(1)	11.3
Change in Fair Value(2)	(11.3)

December 31, 2009	$—

(1)	Embedded derivatives related to the 6.0% Convertible Notes

(2)	Included in interest expense, non-cash, convertible debt (see Note 6)

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

Assets or liabilities measured at fair value on a nonrecurring basis in the accompanying balance sheet as of December 31, 2009 are as follows:

		Significant
		Unobservable
	Year Ended	Inputs	Total
	12/31/2009	(Level 3)	Gains/(Losses)
	(Dollars in millions)

Long-lived assets held and used(1)	$382.1	$382.1	$(18.5)
Goodwill(2)	469.5	469.5	(1.1)
Franchise assets(2)	64.8	64.8	(4.3)
Long-lived assets held for sale(3)	7.6	7.6	(6.1)

(1)	See Note 4 for discussion.

(2)	See Note 5 for discussion.

(3)	Includes Property and Equipment, Goodwill and Franchise Assets. See Notes 4 and 5 for discussion.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter ended March 31, 2009, Sonic settled its $100.0 million notional, pay 5.002% and $100.0 million notional, pay 5.319% swaps with a payment to the counterparty of $16.5 million. This settlement loss was deferred and will be amortized into earnings over the swaps’ initial remaining term.

As of December 31, 2008 and December 31, 2009, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2008		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(Dollars in thousands)

8.625% Senior Subordinated Notes(1)	$104,500	$273,116	$266,750	$273,455
5.25% Convertible Senior Subordinated Notes(1)	$97,883	$102,990	$—	$—
5.0% Convertible Senior Notes(1)	$—	$—	$188,072	$142,743
4.25% Convertible Senior Subordinated Notes(1)	$53,600	$147,538	$16,363	$16,423
Mortgage Notes(2)	$80,530	$80,622	$78,333	$78,424
Notes Payable to a Finance Company(2)	$18,629	$22,946	$17,859	$20,260

(1)	As determined by market quotations as of December 31, 2009.

(2)	As determined by discounted cash flows.

12.	Commitments and Contingencies

Facility and Equipment Leases

During 2009, Sonic’s management decided to cease using several dealership properties which are leased under operating leases. Of the $33.0 million of lease exit expense recorded for the year ended December 31, 2009, $28.7 million related to lease exit accruals established in 2009 and adjustments to lease exit accruals recorded in prior years for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. The remaining $4.3 million lease exit expense was related to rent and amortization charges for dealerships for which lease exit accruals exist. Of the $28.7 million of lease exit expense recorded during 2009, $1.1 million was recorded in continuing operations and $27.6 million was recorded in discontinued operations. Of the $27.6 million, $11.4 million relates to lease exit accruals for Sonic’s General Motors dealerships which were terminated in 2009. A summary of the activity of these operating lease accruals consists of the following:

(Dollars in thousands)

Balance, December 31, 2008	$19,882
Lease exit expense	33,035
Payments	(5,092)
Reversals	—

Balance, December 31, 2009	$47,825

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements generally have fifteen to twenty year terms with one or two ten year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Upon the execution of an amendment of the guaranty and subordination agreement, Sonic was in compliance with these covenants at December 31, 2009. Approximately 20% of these facility leases are based on capitalization rates with payments that vary based on interest rates. Sonic also leases certain equipment for use in dealership operations. These equipment lease arrangements generally have three to five year terms with one or two year renewal options. Minimum future lease payments for both facility and equipment leases and sub-leases to be received as required under noncancelable operating leases for both continuing and discontinued operations based on interest rates as of the inception of each lease are as follows:

	Future
	Minimum	Receipts
	Lease	from Future
Year Ending December 31,	Payments, Net	Subleases
	(Dollars in thousands)

2010	$119,850	$(13,540)
2011	111,827	(12,839)
2012	103,965	(12,077)
2013	97,941	(11,079)
2014	92,584	(10,629)
Thereafter	464,702	(45,868)

Total lease expense for continuing operations in 2007, 2008 and 2009 was approximately $112.7 million, $120.2 million and $111.9 million, respectively. Total lease expense for discontinued operations in 2007, 2008 and 2009 was approximately $27.0 million, $27.9 million and $40.1 million, respectively. The total net contingent rent expense relating to an increase in interest rates since the underlying leases commenced for continuing and discontinued operations in 2007 was $2.5 million and $0.6 million, respectively. The total net contingent benefit relating to a decrease in interest rates since the underlying leases commenced for continuing and discontinued operations in 2008 was $1.8 million and $0.3 million, respectively. Total contingent rent benefit relating to a decrease in interest rates since the underlying leases commenced for continuing and discontinued operations in 2009 was $2.5 million and $0.4 million, respectively.

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

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to	EBTDAR to
	Ratio	Ratio	EBITDA Ratio	Rent Ratio

Through March 30, 2011	≥1.00	≥1.10	≤2.25	≥1.50
March 31, 2011 through and including March 30, 2012	≥1.05	≥1.15	≤2.25	≥1.50
March 31, 2012 and thereafter	≥1.10	≥1.20	≤2.25	≥1.50
December 31, 2009 actual	1.12	1.44	1.29	1.74

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. These obligations are included within the future minimum lease payments, net, in the table above. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk is approximately $106.0 million which is the total of the receipts from future subleases in the table under “Facility Leases and Equipment Leases” above. However, there are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled $0.7 million at December 31, 2009. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sub-lessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sub-lessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was $13.9 million at December 31, 2009. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2009.

Legal Matters

Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and its Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in Sonic’s favor against Plaintiff Enrigue Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. Sonic currently intends to continue its vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Several private civil actions have been filed against Sonic Automotive, Inc. and several of its dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of Sonic’s South Carolina subsidiaries. This group of plaintiffs’ attorneys has filed another private civil class action lawsuit in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification and an order from the arbitrator on class certification is expected in 2010. If a class is certified against Sonic and its dealerships, there would still be a hearing to determine the merits of claimants’ claims and potential liability. Sonic currently intends to continue its vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2008 and 2009 were $9.0 million and $9.2 million, respectively, in reserves that Sonic has provided for pending proceedings.

13.	Subsequent Events

See Notes 1 and 6 for discussion of the refinancing of the 2006 Credit Facility under the 2010 Credit Facilities in January 2010 and Note 6 for discussion of the termination of the Purchased Options and Warrants. Sonic has evaluated all subsequent events through February 24, 2010, the date the financial statements were issued.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic’s results of operations as presented in the Consolidated Statements of Income by quarter for 2008 and 2009.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)

Year Ended December 31, 2008
Total revenues	$1,855,443	$1,949,118	$1,754,449	$1,449,098
Gross profit	$295,896	$304,916	$280,643	$240,613
Net income (loss)	$12,625	$9,217	$(26,966)	$(687,225)
Earnings (loss) per common share — Basic	$0.30	$0.22	$(0.67)	$(17.14)
Earnings (loss) per common share — Diluted	$0.30	$0.22	$(0.67)	$(17.14)
Year Ended December 31, 2009
Total revenues	$1,378,498	$1,504,424	$1,653,594	$1,595,193
Gross profit	$247,467	$259,933	$277,908	$259,060
Net income (loss)	$1,678	$26	$15,594	$14,250
Earnings (loss) per common share — Basic	$0.04	$—	$0.37	$0.27
Earnings (loss) per common share — Diluted	$0.04	$—	$0.17	$0.25

(1)	Operations are subject to seasonal variations. The first and fourth quarters generally contribute less operating profits than the second and third quarters. Parts and service demand remains more stable throughout the year.

(2)	The sum of net income per common share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.

(3)	Amounts presented differ from amounts previously reported on Form 10-Q due to the classification of certain franchises in discontinued and continuing operations in accordance with “Presentation of Financial Statements” in the ASC (see Note 2).

The net loss in the third quarter ended September 30, 2008 includes pretax impairment charges related to certain assets of $32.8 million.

The net loss in the fourth quarter ended December 31, 2008 includes pretax impairment charges related to goodwill and other asset balances of $809.9 million and income tax valuation allowance expense related to state net operating loss carryforwards and other deferred income tax assets of $115.0 million.

Net income in the fourth quarter ended December 31, 2009 includes pretax impairment charges related to asset balances of $20.9 million, lease exit charges of $24.3 million and income tax valuation allowance benefits related to state net operating loss carryforwards and other deferred income tax assets of $54.5 million.