Form 10-Q
period 2010-03-31
SONIC AUTOMOTIVE INC
filed 2010-04-30
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13395

SONIC AUTOMOTIVE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-2010790 (I.R.S. Employer Identification No.)

6415 Idlewild Road, Suite 109, Charlotte, North Carolina (Address of principal executive offices)	28212 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
As of April 28, 2010, there were 40,574,059 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements.
SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands except per share amounts)
(Unaudited)

	First Quarter Ended
	March 31,
	2009	2010
Revenues:
New vehicles	$704,717	$784,242
Used vehicles	329,209	423,610
Wholesale vehicles	37,796	31,384

Total vehicles	1,071,722	1,239,236
Parts, service and collision repair	271,641	279,370
Finance, insurance and other	35,135	40,959

Total revenues	1,378,498	1,559,565
Cost of Sales:
New vehicles	(657,899)	(729,731)
Used vehicles	(298,251)	(390,121)
Wholesale vehicles	(37,889)	(32,076)

Total vehicles	(994,039)	(1,151,928)
Parts, service and collision repair	(136,992)	(138,946)

Total cost of sales	(1,131,031)	(1,290,874)
Gross profit	247,467	268,691
Selling, general and administrative expenses	(205,920)	(224,310)
Impairment charges	(57)	(44)
Depreciation and amortization	(7,625)	(8,501)

Operating income	33,865	35,836
Other income (expense):
Interest expense, floor plan	(5,198)	(4,942)
Interest expense, other, net	(18,252)	(17,189)
Interest expense, non-cash, convertible debt	(2,619)	(1,677)
Interest expense, non-cash, cash flow swaps	—	(1,683)
Other income, net	50	62

Total other expense	(26,019)	(25,429)

Income from continuing operations before taxes	7,846	10,407
Income tax provision	(3,531)	(4,475)

Income from continuing operations	4,315	5,932
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(3,675)	(2,868)
Income tax benefit	1,038	1,090

Loss from discontinued operations	(2,637)	(1,778)

Net income	$1,678	$4,154

Basic earnings per share:
Earnings per share from continuing operations	$0.11	$0.11
Loss per share from discontinued operations	(0.07)	(0.03)

Earnings per share	$0.04	$0.08

Weighted average common shares outstanding	40,099	51,889

Diluted earnings per share:
Earnings per share from continuing operations	$0.11	$0.11
Loss per share from discontinued operations	(0.07)	(0.03)

Earnings per share	$0.04	$0.08

Weighted average common shares outstanding	40,338	52,579

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

		(Unaudited)
	December 31,	March 31,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$30,035	$214,063
Receivables, net	232,969	211,594
Inventories	795,275	830,255
Assets held for sale	12,167	11,672
Other current assets	14,937	18,492

Total Current Assets	1,085,383	1,286,076
Property and Equipment, net	382,085	382,375
Goodwill	469,482	470,151
Other Intangible Assets, net	80,806	80,392
Other Assets	51,099	59,510

Total Assets	$2,068,855	$2,278,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$214,871	$410,073
Notes payable — floor plan — non-trade	548,493	356,840
Trade accounts payable	55,345	54,715
Accrued interest	16,146	13,010
Other accrued liabilities	144,709	141,284
Liabilities associated with assets held for sale — non-trade	3,346	4,057
Current maturities of long-term debt	23,991	223,189

Total Current Liabilities	1,006,901	1,203,168
Long-Term Debt	552,150	562,520
Other Long-Term Liabilities	141,052	138,560
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 54,986,875 shares issued and 40,099,559 shares outstanding at December 31, 2009; 55,432,031 shares issued and 40,479,172 shares outstanding at March 31, 2010	550	554
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares outstanding at December 31, 2009 and March 31, 2010	121	121
Paid-in capital	662,186	663,446
Accumulated deficit	(35,180)	(31,025)
Accumulated other comprehensive income	(22,350)	(21,482)
Treasury stock, at cost (14,887,316 Class A shares held at December 31, 2009 and 14,952,859 Class A shares held at March 31, 2010)	(236,575)	(237,358)

Total Stockholders’ Equity	368,752	374,256

Total Liabilities and Stockholders’ Equity	$2,068,855	$2,278,504

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

								Accumulated
	Class A		Class B					Other	Total	Compre-
	Common Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	hensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity	Income
BALANCE AT DECEMBER 31, 2009	54,987	$550	12,029	$121	$662,186	$(35,180)	$(236,575)	$(22,350)	$368,752
Shares awarded under stock compensation plans	119	1	—	—	174	—	—	—	175	—
Purchases of treasury stock	—	—	—	—	—	—	(783)	—	(783)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	218	—	—	—	218	—
Income tax benefit associated with convertible note hedge	—	—	—	—	66	—	—	—	66	—
Fair value of interest rate swap agreements, net of tax expense of $644	—	—	—	—	—	—	—	868	868	868
Stock-based compensation expense	—	—	—	—	164	—	—	—	164	—
Restricted stock amortization, net of forfeitures	—	—	—	—	641	—	—	—	641	—
Net income	—	—	—	—	—	4,154	—	—	4,154	4,154
Other	326	3	—	—	(3)	1	—	—	1	—

BALANCE AT MARCH 31, 2010	55,432	$554	12,029	$121	$663,446	$(31,025)	$(237,358)	$(21,482)	$374,256	$5,022

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	First Quarter Ended
	March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,678	$4,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	7,733	8,510
Provision for bad debt expense	262	332
Other amortization	414	414
Debt issuance cost amortization	338	1,012
Debt discount amortization, net of premium amortization	2,791	1,266
Stock — based compensation expense	108	164
Amortization of restricted stock	711	641
Deferred income taxes	(1,338)	(244)
Equity interest in earnings of investees	(157)	(195)
Asset impairment charges	1,586	44
Loss (gain) on disposal of franchises and property and equipment	4	(21)
Loss on exit of leased dealerships	946	1,461
Changes in assets and liabilities that relate to operations:
Receivables	26,732	17,574
Inventories	153,528	(35,881)
Other assets	(20,801)	(10,879)
Notes payable — floor plan — trade	(30,229)	195,202
Trade accounts payable and other liabilities	22,556	(9,258)

Total adjustments	165,184	170,142

Net cash provided by operating activities	166,862	174,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,407)	(7,766)
Proceeds from sales of property and equipment	435	(41)
Proceeds from sale of franchises	—	504

Net cash used in investing activities	(19,972)	(7,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan — non-trade borrowings on notes payable floor plan — non-trade	(160,184)	(190,942)
Borrowings on revolving credit facilities	226,596	40,000
Repayments on revolving credit facilities	(197,552)	(40,000)
Proceeds from long-term debt	—	209,839
Principal payments on long-term debt	(1,421)	(1,538)
Settlement of cash flow swaps	(16,454)	—
Purchase of treasury stock	(31)	(783)
Income tax benefit associated with stock compensation plans	—	218
Income tax benefit associated with convertible hedge	569	66
Issuance of shares under stock compensation plans	94	175
Dividends paid	(4,864)	—

Net cash provided by / (used in) financing activities	(153,247)	17,035

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,357)	184,028
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,971	30,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$614	$214,063

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $9,984 and $644 for the first quarter ended March 31, 2009 and 2010, respectively)	$16,290	$868
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of amount capitalized	$29,627	$26,663
Income taxes	$(10,897)	$(123)
See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying unaudited condensed consolidated financial information for the first quarter ended March 31, 2009 and 2010 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited consolidated financial statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2009, which were included in Sonic’s Annual Report on Form 10-K .
     Recent Developments — On March 12, 2010, Sonic issued $210.0 million in aggregate principal amount of 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and in offshore transactions pursuant to Regulation S under the Securities Act. The notes were issued at 99.299% of par. Net proceeds received from the issuance of the 9.0% Notes were approximately $203.8 million, after deducting applicable discounts and commissions. On April 12, 2010, Sonic used these net proceeds, together with cash on hand, to redeem $200.0 million of the Company’s 8.625% Senior Subordinated Notes due 2013 (the “8.625% Notes”). See Note 6 for further discussion of the 9.0% Notes and 8.625% Notes.
     Reclassifications — The statement of income for the first quarter ended March 31, 2009 reflects the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to March 31, 2009. The statement of income for the first quarter ended March 31, 2009 also reflects the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of March 31, 2009, but which Sonic has decided to retain and operate as of March 31, 2010.
     Lease Exit Accruals — Lease exit accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these lease exit accruals consists of the following:

(dollars in thousands)
Balance, December 31, 2009	$47,825
Lease exit expense	1,461
Payments	(2,612)

Balance, March 31, 2010	$46,674

     Of the $1.5 million lease exit expense, approximately $1.7 million was recorded in discontinued operations. A benefit of approximately $0.3 million resulting from a reduction in lease exit accruals was included in selling, general and administrative expenses partially offset by approximately $0.1 million in interest expense included in Interest Expense, other, net in the accompanying Condensed Consolidated Statements of Income.
     Of the $2.6 million of lease payments, $2.2 million was recorded in discontinued operations and $0.4 million was included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
     Income Tax Expense — The overall effective tax rates for the first quarter ended March 31, 2009 and 2010 are higher than federal statutory rates due to the effect of state income taxes.

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

	(dollars in thousands)
	December 31,	March 31,
	2009	2010
Inventories	$4,528	$5,363
Property and equipment, net	4,838	4,681
Goodwill	2,801	1,628

Assets held for sale	$12,167	$11,672

     Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable — floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	(dollars in thousands)
	First Quarter Ended March 31,
	2009	2010
Loss from operations	$(1,284)	$(1,518)
Gain (loss) on disposal of franchises	(80)	318
Lease exit charges	(782)	(1,668)
Property impairment charges	(130)	—
Goodwill impairment charges	(1,399)	—

Pre-tax loss	$(3,675)	$(2,868)

Total Revenues	$72,294	$9,372

     Lease exit charges recorded for the first quarter ended March 31, 2009 and 2010 relate to the revision of estimates and establishment of lease exit accruals. The lease exit accruals are calculated by either discounting the remaining lease payments, net of estimated sublease proceeds or estimating the amount necessary to satisfy the lease commitment to the landlord. See Note 4 for a discussion of property impairment charges and see Note 5 for a discussion of goodwill impairment charges.
     Sonic allocates corporate level interest expense to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the first quarter ended March 31, 2009 and 2010 was $0.6 million and $0.1 million, respectively.
3. Inventories
     Inventories consist of the following:

	(dollars in thousands)
	December 31,	March 31,
	2009	2010
New vehicles	$557,319	$561,127
Used vehicles	138,401	170,512
Parts and accessories	51,470	50,968
Other	52,613	53,011

	$799,803	$835,618
Less inventories classified as assets held for sale	(4,528)	(5,363)

Inventories	$795,275	$830,255

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property And Equipment
     Property and equipment consists of the following:

	(dollars in thousands)
	December 31,	March 31,
	2009	2010
Land	$61,886	$58,852
Building and improvements	322,632	318,836
Office equipment and fixtures	75,801	77,414
Parts and service equipment	54,981	56,048
Company vehicles	8,440	8,160
Construction in progress	40,000	48,290

Total, at cost	563,740	567,600
Less accumulated depreciation	(176,817)	(180,544)

Subtotal	386,923	387,056
Less assets held for sale	(4,838)	(4,681)

Property and equipment, net	$382,085	$382,375

     In the first quarter ended March 31, 2009, Sonic recorded fixed asset impairment charges of $0.2 million, $0.1 million of which was recorded in continuing operations.
5. Goodwill And Intangible Assets

	(dollars in thousands)
			Accumulated
	Franchise Agreements	Gross Goodwill	Impairment	Net Goodwill

Balance, December 31, 2009	$64,835	$1,266,207	$(796,725)	$469,482

Reductions from sales of franchises	—	(504)	—	(504)
Reclassification (to) / from assets held for sale, net	—	1,173	—	1,173

Balance, March 31, 2010	$64,835	$1,266,876	$(796,725)	$470,151

     In the first quarter ended March 31, 2009, Sonic recorded a goodwill impairment charge of $1.4 million within discontinued operations. The impairment charge recorded was based on the determination that recorded values were not recoverable under asset disposal agreements entered into during the first quarter ended March 31, 2009.
     At December 31, 2009, Sonic had $16.0 million of definite life intangibles recorded relating to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at March 31, 2010 was $15.6 million and was included in Other Intangible Assets, net, in the accompanying Condensed Consolidated Balance Sheets.
6. Long-Term Debt
     Long-term debt consists of the following:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	December 31,	March 31,
	2009	2010

2010 Revolving Credit Facility (1)	$—	$—
2006 Revolving Credit Sub-Facility (2)	—	—
Senior Subordinated Notes bearing interest at 8.625%	275,000	275,000
Senior Subordinated Notes bearing interest at 9.0%	—	210,000
Convertible Senior Notes bearing interest at 5.0%	172,500	172,500
Convertible Senior Subordinated Notes bearing interest at 4.25%	17,045	17,045
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	17,778	17,253
Mortgage notes to finance companies-fixed rate, bearing interest from 5.80% to 7.03%	78,424	77,840
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.30 percentage points above one-month LIBOR	38,251	39,172
Net debt discount and premium (3)	(29,199)	(29,373)
Other	6,342	6,272

	$576,141	$785,709
Less current maturities	(23,991)	(223,189)

Long-term debt	$552,150	$562,520

(1)	Interest rate was 3.5% above LIBOR at March 31, 2010.

(2)	See 2006 Credit Facility discussion below.

(3)	December 31, 2009 includes $1.5 million discount associated with the 8.625% Notes, $29.8 million discount associated with the 5.0% Convertible Notes, $0.6 million discount associated with the 4.25% Convertible Notes, $2.5 million premium associated with notes payable to a finance company and $0.2 million premium associated with mortgage notes payable. March 31, 2010 includes $1.5 million discount associated with the 8.625% Notes, $28.6 million discount associated with the 5.0% Convertible Notes , $0.4 million discount associated with the 4.25% Convertible Notes, $1.5 million discount associated with the 9.0% Notes, $2.3 million premium associated with notes payable to a finance company and $0.2 million premium associated with mortgage notes payable.
2006 Credit Facility
     The 2006 Revolving Credit Sub-Facility, the 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility would have matured on February 17, 2010. The 2006 Credit Facility was refinanced on January 15, 2010. See 2010 Credit Facilities discussion below.
2010 Credit Facilities
     On January 15, 2010, Sonic entered into an amended and restated syndicated credit agreement with Bank of America, N.A., as administrative agent and Bank of America, N.A., DCFS USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Comerica Bank and World Omni Financial Corp., as Lenders and Wells Fargo Bank National Association as LC issuer (the “Revolving Credit Facility”) and a syndicated floor plan credit facility with Bank of America, N.A., as administrative agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association and Comerica Bank, as lenders (the “Floorplan Facility”). The Revolving Credit Facility and Floorplan Facility (collectively the “2010 Credit Facilities”) mature on August 15, 2012.
     The Revolving Credit Facility has a borrowing limit of $150 million, which may be expanded up to $215 million in total credit availability upon satisfaction of certain conditions. The Revolving Credit Facility is available for acquisitions, capital expenditures, working capital and general corporate purposes. The amount available for borrowing under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit under the Revolving Credit Facility and is subject to compliance with a borrowing base. The borrowing base is calculated based on the value of eligible accounts, eligible inventory, eligible equipment and 5,000,000 shares of common stock of Speedway Motorsports, Inc. (“SMI”) pledged as collateral by one of Sonic’s affiliates, Sonic Financial Corporation (“SFC”).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     As of March 31, 2010, the 2010 Revolving Borrowing Base was approximately $137.2 million. At March 31, 2010, Sonic had no outstanding borrowings and $61.4 million in outstanding letters of credit resulting in total borrowing availability of $75.8 million under the 2010 Revolving Credit Facility.
     In connection with the Revolving Credit Facility, Sonic, substantially all of its subsidiaries and SFC entered into various collateral documents. These documents include an amended and restated security agreement, an amended and restated escrow and security agreement and amended and restated securities pledge agreements (the “Collateral Documents”) with Bank of America, N.A., as administrative agent. Under the Collateral Documents, outstanding obligations under the Revolving Credit Facility are secured by a pledge of substantially all of Sonic’s assets and the assets of substantially of its domestic subsidiaries, and by the pledge of 5,000,000 shares of common stock of SMI by SFC. The Collateral Documents also provide for the pledge of the franchise agreements and stock or equity interests of Sonic’s dealership franchise subsidiaries, except for those dealership franchise subsidiaries where the applicable manufacturer prohibits such a pledge, in which cases the stock or equity interests of the dealership franchise subsidiary is subject to an escrow arrangement with the administrative agent. Substantially all of Sonic’s domestic subsidiaries also guarantee its obligations under the Revolving Credit Facility under the terms of an amended and restated guaranty agreement with Bank of America, N.A., as administrative agent, entered into in connection with the Revolving Credit Facility.
     The Floorplan Facility is comprised of a new vehicle revolving floor plan facility in an amount up to $321 million (the “New Vehicle Floorplan Facility”) and a used vehicle revolving floor plan facility in an amount up to $50 million, subject to compliance and a borrowing base (the “Used Vehicle Floorplan Facility”). Sonic may, under certain conditions, request an increase in the Floorplan Facility by up to $125 million, which shall be allocated between the New Vehicle Floorplan Facility and the Used Vehicle Floorplan Facility as Sonic request, with no more than 15% of the aggregate commitments allocated to the commitments under the Used Vehicle Floorplan Facility.
     Under the terms of the amended and restated security agreement entered into in connection with the Revolving Credit Facility and guaranty agreements entered into by Sonic and certain of its subsidiaries in connection with the Floorplan Facility, outstanding obligations under the Floorplan Facility are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially of Sonic’s assets and the assets of certain of its domestic subsidiaries.
     The amounts outstanding under the 2010 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR or the Base Rate according to a performance-based pricing grid determined by Sonic’s Consolidated Total Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter.
Covenants
     The 2010 Credit Facilities contain certain covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Financial covenants include required specified ratios (as each is defined in the 2010 Credit Facilities) of:

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to
	Ratio	Ratio	EBITDA Ratio

Through March 30, 2011	≥ 1.00	≥ 1.10	≤ 2.25
March 31, 2011 through and including March 30, 2012	≥ 1.05	≥ 1.15	≤ 2.25
March 31, 2012 and thereafter	≥ 1.10	≥ 1.20	≤ 2.25

March 31, 2010 actual	1.15	1.40	1.37
     The 2010 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2010 Credit Facilities.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2010 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent with a required ratio of no less than 1.5 to 1.0. At March 31, 2010, the ratio was 1.77 to 1.00.
9.0% Notes
     On March 12, 2010, Sonic issued $210.0 million aggregate principal amount of 9.0% Notes under the terms of an Indenture dated as of March 12, 2010. Sonic received approximately $203.8 million in net proceeds from the offering, after deducting applicable discounts and commissions. Sonic used these net proceeds, together with cash on hand, to redeem $200.0 million of its 8.625% Notes due 2013 on April 12, 2010. The 9.0% Notes are unsecured senior subordinated obligations of Sonic and are guaranteed by Sonic’s domestic operative subsidiaries. The 9.0% Notes bear interest which is payable semi-annually on March 15 and September 15 each year (beginning on September 15, 2010), until maturity on March 15, 2018 or earlier redemption or repurchase. Sonic may redeem the 9.0% Notes in whole or in part at any time after March 15, 2014 at the following redemption prices, which are expressed as percentages of the principal amount.

Redemption
Price
Beginning on March 15, 2014	104.50%
Beginning on March 15, 2015	102.25%
Beginning on March 15, 2016 and thereafter	100.00%
     In addition, on or before March 15, 2013, Sonic may redeem up to 35% of the aggregate principal amount of the 9.0% Notes with proceeds from certain equity offerings at par value of the 9.0% Notes, plus any accrued and unpaid interest to but excluding the redemption date. The Indenture also provides that holders of 9.0% Notes may require Sonic to repurchase the 9.0% Notes at 101% of the par value of the 9.0% Notes, plus accrued and unpaid interest to but excluding the change of control purchase date, if Sonic undergoes a “change of control” as defined in the Indenture.
     The indenture governing the 9.0% Notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with Section 1009 of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of March 31, 2010.
     Balances outstanding under Sonic’s 9.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor as defined by the SEC.
     Sonic’s obligations under the 9.0% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 9.0% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due; (2) defaults in the performance, or breach, of Sonic’s covenants under the 9.0% Notes; and (3) certain defaults under other agreements under which Sonic or its subsidiaries have outstanding indebtedness in excess of $35.0 million.
8.625% Notes
     Sonic had $275.0 million of principal amount outstanding of the 8.625% Notes at March 31, 2009. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008.
     The indenture governing the 8.625% Notes contain certain specified restrictive and required financial covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with Section 1009 of the indenture governing the 8.625% Notes, which was filed as Exhibit 4.4 to Sonic’s Registration Statement on Form S-4 (File No. 333-109426). Sonic was in compliance with all restrictive covenants as of March 31, 2010.
     Balances outstanding under Sonic’s 8.625% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor as defined by the SEC.
     On March 12, 2010, Sonic issued a redemption notice to holders of the 8.625% Notes to redeem $200.0 million in aggregate principal amount of its outstanding 8.625% Notes. As such, $200.0 million of these notes have been reclassified into Current Maturities of Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet. On April 12, 2010, Sonic used the net proceeds obtained from the issuance of the 9.0% Notes, together with cash on hand, to redeem the $200.0 million of aggregate principal amount at the applicable redemption price (102.875% of principal redeemed) plus accrued but unpaid interest. Sonic recorded a loss on extinguishment of debt of approximately $7.0 million which will be recognized in April 2010.
5.0% Convertible Senior Notes (“5.0% Convertible Notes”)
     Sonic has $172.5 million in aggregate principal amount of 5.0% Convertible Notes outstanding. The 5.0% Convertible Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010. The 5.0% Convertible Notes mature on October 1, 2029. Sonic may redeem some or all of the 5.0% Convertible Notes for cash at any time subsequent to October 1, 2014 at a repurchase price equal to 100% of the principal amount of the Notes. Holders have the right to require Sonic to purchase the 5.0% Convertible Notes on each of October 1, 2014, October 1, 2019 and October 1, 2024 or in the event of a change in control for cash at a purchase price equal to 100% of the principal amount of the notes.
     Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that measurement period was less than 98% of the product of the last reported sale price of Sonic’s Class A common stock and the applicable conversion rate on each such day; (3) if Sonic calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029 to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is 74.7245 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.38 per share of Class A common stock. None of the conversion features on the 5.0% Convertible Notes were triggered in the first quarter of 2010.
     To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of $31.0 million and a corresponding amount (net of taxes of $12.8 million) to equity. The debt discount is being amortized to interest expense through October 2014, the earliest redemption date.
4.25% Convertible Senior Subordinated Notes (“4.25% Convertible Notes”)
     Sonic has approximately $17.0 million aggregate principal amount of 4.25% Notes outstanding. The 4.25% Convertible Notes bear interest at an annual rate of 4.25% until November 30, 2010 and 4.75% thereafter. The 4.25% Convertible Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on November 30, 2015 and are redeemable by Sonic or the holders on or after November

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
30, 2010. Sonic’s obligations under the 4.25% Convertible Notes are not guaranteed by any of Sonic’s subsidiaries. Holders of the 4.25% Convertible Notes may convert them into cash and shares of Sonic’s Class A common stock at an initial conversion rate of 41.4185 shares per $1,000 of principal amount, subject to distributions on, or other changes in Sonic’s Class A common stock, if any, prior to the conversion date.
     The 4.25% Convertible Notes are convertible into cash and shares of Sonic’s Class A common stock if prior to October 31, 2010, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 4.25% Convertible Notes was less than 103% of the product of the closing price of Sonic’s Class A common stock and the applicable conversion rate for the 4.25% Convertible Notes; if Sonic calls the 4.25% Convertible Notes for redemption; or upon the occurrence of certain corporate transactions; or on or after October 31, 2010. Upon conversion of the 4.25% Convertible Notes, Sonic will be required to deliver cash equal to the lesser of the aggregate principal amount of the 4.25% Convertible Notes being converted and Sonic’s total conversion obligation. If Sonic’s total conversion obligation exceeds the aggregate principal amount of the 4.25% Convertible Notes being converted, Sonic will deliver shares of Class A common stock to the extent of the excess amount, if any. None of the conversion features on the 4.25% Convertible Notes were triggered in the first quarter ended March 31, 2010.
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
Mortgage Notes
     Sonic has mortgage financing related to several of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and December 2029. The weighted average interest rate was 5.1% at March 31, 2010.
Derivative Instruments and Hedging Activities
     At March 31, 2010 Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at March 31, 2010 was a liability of $33.3 million included in Other Long-Term Liabilities in the accompanying Condensed Consolidated Balance Sheets. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.8		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.8		4.655%	one-month LIBOR	December 10, 2017
$8.9		6.860%	one-month LIBOR	August 1, 2017
$7.2		4.330%	one-month LIBOR	July 1, 2013

(1)	One-month LIBOR was 0.249% at March 31, 2010.

(2)	After December 31, 2009 changes in fair value are recorded through earnings.
     During the first quarter ended March 31, 2009, Sonic settled its $100 million notional, pay 5.002% and $100 million notional, pay 5.319% swaps with a payment to the counterparty of $16.5 million. This settlement loss was deferred and will be amortized into earnings over the swaps’ initial remaining term.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     As a result of the refinancing of Sonic’s 2006 Credit Facility and the new terms of the 2010 Credit Facilities, it is no longer probable that Sonic will incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. At March 31, 2010, Sonic estimates that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million and it is reasonably possible that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be between $400.0 million and $475.0 million. As a result, at March 31, 2010, a non-cash charge of approximately $1.7 million related to $65.0 million in notional of the Fixed Swaps and amortization of amounts in accumulated other comprehensive income relates to other terminated cash flow swaps was included in interest expense, non-cash, cash flow swaps in the accompanying Condensed Consolidated Statements of Income.
     For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income/(loss), net of related income taxes, in the Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $6.7 million and $5.0 million for the quarters ended March 31, 2009 and 2010, respectively, and is included in interest expense, other, net in the accompanying Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income/(loss) into results of operations during the next twelve months is approximately $5.3 million.
7. Stock-Based Compensation
     Sonic currently has two active stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”), and two inactive stock compensation plans which only have grants outstanding, the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors and the Sonic Automotive, Inc. 1997 Stock Option Plan (collectively, the “Stock Plans”). See Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009 for a more detailed description of the Stock Plans. A summary of the status of the stock options related to the Stock Plans is presented below:

				Weighted Average
	Options	Exercise Price	Weighted Average	Remaining	Aggregate
	Outstanding	Per Share	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)			(in years)	(in thousands)

Balance — December 31, 2009	4,014	$1.81 - $37.50	$15.48	5.9	$12,349

Exercised	(74)	$1.81 - $8.88	3.58
Forfeited	(44)	$1.81 - $37.50	18.60

Balance — March 31, 2010	3,896	$1.81 - $37.50	$15.67	5.6	$12,671

Exercisable	2,949	$1.81 - $37.50	$19.88	4.5	$4,214

First Quarter Ended
(dollars in thousands, except per option amounts)	March 31, 2010

Fair Value of Options Vested	$453
Intrinsic Value of Options Exercised	$575
     Sonic recognized compensation expense related to stock options within selling, general and administrative expenses of $0.1 million and $0.2 million in the first quarter ended March 31, 2009 and 2010, respectively. Tax benefits recognized related to the compensation expenses were $0.1 million for both the first quarter ended March 31, 2009 and 2010. The total compensation cost related to unvested options not yet recognized at March 31, 2010 was $0.9 million and is expected to be recognized over a weighted average period of 1.9 years.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted	Weighted Average
	Stock and Restricted	Grant Date Fair
	Stock Units	Value
	(in thousands)

Balance — December 31, 2009	313	$17.45
Granted	472	10.30
Vested	(151)	21.40

Balance — March 31, 2010	634	$11.18

     In the first quarter ended March 31, 2010, 472,305 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s executive officers and certain other executives under the 2004 Plan. Awards made in the quarter ended March 31, 2010 vest one-third annually over a three year period from the grant date. The shares and units granted in conjunction with 2010 incentive compensation for executive officers are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share and customer satisfaction index performance for the 2010 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer. These awards are generally subject to the same restrictions and rights as the awards granted in prior years to certain executive officers.
     Sonic recognized compensation expense related to restricted stock and restricted stock units of $0.7 million and $0.6 million in the first quarter ended March 31, 2009 and 2010, respectively. Sonic recognized $0.3 million and $0.2 million of tax benefit related to the compensation expenses for the first quarter ended March 31, 2009 and 2010. Total compensation cost related to unvested restricted stock and restricted stock units not yet recognized at March 31, 2010 was $4.9 million, and is expected to be recognized over a weighted average period of 2.8 years.
8. Per Share Data and Stockholders’ Equity
     The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options and shares to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items on earnings per share for the first quarter ended March 31, 2009 and 2010:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the First Quarter Ended March 31, 2009
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
	Class A & B		Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(dollars in thousands except per share amounts)
Earnings (Loss) and Shares	40,099	$4,315		$(2,637)		$1,678
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(31)		—		(31)

Basic Earnings (Loss) Per Share	40,099	$4,284	$0.11	$(2,637)	$(0.07)	$1,647	$0.04
Effect of Dilutive Securities:
Stock Plans	239	—		—		—

Diluted Earnings (Loss) Per Share	40,338	$4,284	$0.11	$(2,637)	$(0.07)	$1,647	$0.04

	For the First Quarter Ended March 31, 2010
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
	Class A & B		Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(dollars in thousands except per share amounts)
Earnings (Loss) and Shares	51,889	$5,932		$(1,778)		$4,154
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(71)		—		(71)

Basic Earnings (Loss) Per Share	51,889	$5,861	$0.11	$(1,778)	$(0.03)	$4,083	$0.08
Effect of Dilutive Securities:
Stock Plans	690	—		—		—

Diluted Earnings (Loss) Per Share	52,579	$5,861	$0.11	$(1,778)	$(0.03)	$4,083	$0.08

     In addition to the stock options included in the table above, options to purchase 3.1 million shares and 2.4 million shares of Class A common stock were outstanding at March 31, 2009 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive. In addition, in the event the effect of potentially dilutive shares associated with the 5.25% Convertible Notes, 4.25% Convertible Notes or 5.0% Convertible Notes were anti-dilutive, the effect of those shares have also been excluded from the computation of diluted earnings per share.
9. Contingencies
Legal and Other Proceedings:
     Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and its Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in Sonic’s favor against Plaintiff Enrique Galura, and his claim has been dismissed. Virginia Galura’s claim is still pending. Sonic currently intends to continue its vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2009 and March 31, 2010 were $9.2 million and $8.4 million, respectively, in reserves that Sonic has provided for pending proceedings.
Guarantees and Indemnification Obligations:
     In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk was approximately $106.0 million as of December 31, 2009. See Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion.
     In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $13.9 million at December 31, 2009 and March 31, 2010. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment under “Property, Plant and Equipment” in the ASC and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation. For instance, certain assets held for sale in the accompanying condensed consolidated balance sheets are valued based on estimated proceeds to be received in connection with the disposal of those assets.
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
     Assets or liabilities recorded at fair value in the accompanying balance sheet as of March 31, 2010 are as follows:

		Fair Value at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(dollars in millions)	Total	(Level 1)	(Level 2)	(Level 3)
Cash Flow Swaps (1)	$(33.3)	$—	$(33.3)	$—

Total	$(33.3)	$—	$(33.3)	$—

(1)	—	Included in Other Long-Term Liabilities in the accompanying Condensed Consolidated Balance Sheet.
     Assets or liabilities measured at fair value on a nonrecurring basis in the accompanying balance sheet as of March 31, 2010 are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in millions)
		Significant
	First	Unobservable
	Quarter Ended	Inputs	Total
	3/31/2010	(Level 3)	Gains / (Losses)

Long-lived assets held and used (1)	$382.4	$382.4	$—

Goodwill (2)	470.2	470.2	—

Franchise assets (2)	64.8	64.8	—

Long-lived assets held for sale (3)	6.3	6.3	—

(1)	See Note 4 for discussion.

(2)	See Note 5 for discussion.

(3)	Includes Property and Equipment, Goodwill and Franchise Assets. See Notes 4 and 5 for discussion.
     During the first quarter ended March 31, 2009, Sonic settled its $100 million notional, pay 5.002% and $100 million notional, pay 5.319% swaps with a payment to the counterparty of $16.5 million. This settlement loss was deferred and will be amortized into earnings over the swaps’ initial remaining term.
     As of December 31, 2009 and March 31, 2010, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
     The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	(dollars in thousands)
	December 31, 2009		March 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

9.00% Senior Subordinated Notes (1)	$—	$—	$213,150	$208,533

8.625% Senior Subordinated Notes (1)	$266,750	$273,455	$278,795	$273,543

5.0% Convertible Senior Notes (1)	$188,072	$142,743	$194,771	$143,950

4.25% Convertible Senior Subordinated Notes (1)	$16,363	$16,423	$17,002	$16,599

Mortgage Notes (2)	$78,333	$78,424	$77,755	$77,840

Notes Payable to a Finance Company (2)	$17,859	$20,260	$17,328	$19,560

(1)	As determined by market quotations as of March 31, 2010.

(2)	As determined by discounted cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Subsequent Events
     On April 12, 2010, Sonic used the net proceeds obtained from the issuance of the 9.0% Notes, together with cash on hand, to redeem $200.0 million of aggregate principal amount of the 8.625% Notes at the applicable redemption price (102.875% of principal redeemed) plus accrued but unpaid interest. Sonic recorded a loss on extinguishment of debt of approximately $7.0 million in April 2010. See Note 6 for further discussion of the 9.0% Notes and 8.625% Notes.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
     We are one of the largest automotive retailers in the United States. As of March 31, 2010, we operated 145 dealership franchises, representing 29 different brands of cars and light trucks, at 122 locations and 26 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers.
     Economic Conditions
     Although General Motors had attempted to sell its Hummer brand, on April 7, 2010, General Motors announced it plans to discontinue its Hummer brand. As of March 31, 2010, we operated three Hummer franchises at three multi-franchise dealership locations. All three of our Hummer franchises are scheduled to be terminated prior to October 31, 2010 in accordance with the termination agreement reached with General Motors. In the year ended December 31, 2009, we only sold approximately 110 Hummer new vehicle units at retail. As a result, we do not expect the terminations of these franchises to have a material impact on our operations, financial position or cash flows.
     In the first quarter ended March 31, 2010, Toyota Motor Corporation issued recalls affecting certain of its most popular models in certain model years due to design problems with accelerator pedals and anti-lock brake systems. Toyota Motor Corporation had also instructed its dealerships to stop selling vehicles affected by the accelerator pedal recall until it developed a solution to the design problem and provided the necessary parts and instructions to fix the issue. During the period of time when affected vehicles could not be sold, Toyota Motor Corporation offered its dealers floor plan assistance to help reduce dealers’ cost of carrying vehicles which it could not sell due to the recall which helped to reduce interest expense, floor plan. As of March 31, 2010, we operated 11 Toyota franchises. During the first quarter ended March 31, 2010, vehicle sales at our Toyota dealership franchise locations were negatively impacted by the recall. However, we experienced a benefit to our fixed operations business as a result of work performed on vehicles affected by the recall which was paid for by the manufacturer and provided free of charge to the customer. We cannot estimate how this recall will affect consumer preferences over the long-term.
     The following is a detail of our new vehicle revenues by brand for the first quarter ended March 31, 2009 and 2010:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Percentage of New Vehicle Revenue
	First Quarter Ended March 31,
	2009	2010
Brand (1)

BMW	18.2%	16.0%
Honda	14.0%	13.6%
Toyota	11.0%	10.9%
Mercedes	10.6%	10.6%
Ford	9.8%	8.9%
General Motors (2)	6.7%	7.0%
Lexus	5.6%	6.5%
Cadillac	5.1%	5.7%
Other (3)	3.7%	3.2%
Audi	2.4%	3.1%
Volkswagen	2.0%	2.1%
Hyundai	2.0%	2.0%
Land Rover	1.5%	1.9%
Porsche	1.3%	1.7%
Nissan	1.1%	1.7%
Infiniti	1.2%	1.5%
Volvo	0.9%	1.3%
Other Luxury (4)	1.1%	0.9%
Acura	1.0%	0.9%
Chrysler (5)	0.8%	0.5%

Total	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to March 31, 2009 which had not been previously included in discontinued operations or include previously held for sale franchises which subsequently were reclassed to held and used. See Notes 1 and 2 to our accompanying unaudited Consolidated Financial Statements which discusses these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, Chevrolet GMC and Pontiac.

(3)	Includes Isuzu, KIA, Mini, Mitsubishi and Subaru.

(4)	Includes Hummer, Jaguar, and Saab.

(5)	Includes Chrysler, Dodge and Jeep.
Results of Operations
     The following discussions are based on reported figures. Same store amounts do not vary significantly from reported totals as there have not been any significant acquisitions in the last 24 months.
New Vehicles
     The automobile retail industry uses the Seasonally Adjusted Annual Rate (SAAR) to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and markets in which we do not operate.

	First Quarter Ended March 31,
	2009	2010	% Change
SAAR (in millions of vehicles)	9.5	11.0	15.8%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     Our reported new vehicle (including fleet) results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change		% Change
Reported:
Revenue	$704,717	$784,242	$79,525		11.3%
Gross profit	$46,818	$54,511	$7,693		16.4%
Unit sales	21,753	23,234	1,481		6.8%
Revenue per Unit	$32,396	$33,754	$1,358		4.2%
Gross profit per unit	$2,152	$2,346	$194		9.0%
Gross profit as a % of revenue	6.6%	7.0%	40	bps
     For the first quarter ended March 31, 2010, new vehicle revenues increased from the same period in the prior year due to higher unit volume coupled with an increase in revenue per unit. Our import and domestic stores experienced increases of 11.5% and 10.6%, respectively, in new vehicle revenues for the first quarter ended March 31, 2010 as compared to the same period in the prior year.
     New vehicle unit volume increased at our import stores in the first quarter ended March 31, 2010 by 8.0% when compared to the same prior year period. The increase in import new vehicle unit sales was led by our Mercedes and Lexus stores, which posted increases of 8.1% and 18.2%, respectively, during the first quarter ended March 31, 2010 when compared to the prior year period. When compared to national industry increases for the first quarter ended March 31, 2010, our Lexus stores outperformed the Lexus national industry increase while our BMW and Mercedes stores underperformed their respective brand national industry increases.
     New vehicle unit volume increased at our domestic stores in the first quarter ended March 31, 2010 by 3.4%. Our GM, Cadillac, and Ford stores experienced increases of 9.2%, 19.9% and 30.3%, respectively, in the first quarter ended March 31, 2010 as compared to the same period in the prior year. During the first quarter ended March 31, 2010, our GM and Ford stores underperformed their respective national industry increases while our Cadillac stores outperformed the Cadillac national industry increase.
     For the first quarter ended March 31, 2010, new vehicle revenue per unit experienced an increase of 4.2% over the same period in the prior year. This increase is due primarily to shifts in our sales mix. Our new luxury unit volume as a percentage of total new vehicle unit volume increased in the first quarter ended March 31, 2010 by 31 basis points as compared to the first quarter ended March 31, 2009. We believe the increase in new luxury unit volume is due primarily to improved economic conditions compared to the same period of the prior year.
     Increases in new vehicle gross profit for the first quarter ended March 31, 2010, as compared to the same period in the prior year, were primarily due a higher mix of luxury and import vehicles which generally generate higher gross profit dollars per vehicle. The increase in import and luxury new vehicle units retailed is primarily due to the improved economic conditions as compared to the same period in the prior year.
Used Vehicles
     Our reported used vehicle results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change		% Change
Reported:
Revenue	$329,209	$423,610	$94,401		28.7%
Gross profit	$30,958	$33,489	$2,531		8.2%
Unit sales	17,411	21,750	4,339		24.9%
Revenue per Unit	$18,908	$19,476	$568		3.0%
Gross profit per unit	$1,778	$1,540	$(238)		(13.4%)
Gross profit as a % of revenue	9.4%	7.9%	(150)	bps
CPO revenue	$186,104	$204,676	$18,572		10.0%
CPO unit sales	7,632	7,627	(5)		(0.1%)
     Used vehicle unit volume increased by 24.9% for the first quarter ended March 31, 2010, as compared to the same period in the prior year. This increase is primarily due to the implementation of our used vehicle playbook which standardizes used vehicle inventory management and sales strategy. Our used vehicle playbook focuses on better management of trade-ins and used vehicle inventory which improves the quantity and quality of used vehicles at each of our stores, thereby increasing the number of used vehicle units that can be sold at retail versus those sold wholesale.
     For the first quarter ended March 31, 2010, gross profit per unit for used vehicles declined by 13.4% over the same period of the prior year. The reduction in gross profit per unit of 13.4% was primarily driven by our effort to retail a higher volume of units. We believe the higher used vehicle gross profit dollars generated by our used vehicle department along with the benefits to our fixed operations business (reconditioning used vehicles) and effects of incremental F&I activity more than offset the effects of lower gross profit per used vehicle unit.
Wholesale Vehicles
     Our reported wholesale results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change		% Change
Reported:
Revenue	$37,796	$31,384	$(6,412)		(17.0%)
Gross profit	$(94)	$(693)	$(599)		(637.2%)
Unit sales	6,532	5,200	(1,332)		(20.4%)
Revenue per Unit	$5,786	$6,035	$249		4.3%
Gross profit per unit	$(14)	$(133)	$(119)		(850.0%)
Gross profit as a % of revenue	(0.2%)	(2.2%)	(200)	bps
     Lower wholesale vehicle revenues during the first quarter ended March 31, 2010, as compared to the same prior year period, resulted from a decrease in wholesale unit volume of 20.4%. The decrease in wholesale unit volume was partially offset by an increase in wholesale unit revenue of 4.3% as compared to the same prior year period. Both the decline in wholesale unit volume and the increase in wholesale unit revenue can be primarily attributed to the implementation of our used vehicle playbook. See previous heading, “Used Vehicles”.
     During the first quarter ended March 31, 2010, wholesale vehicle gross profit per unit loss increased significantly as compared to the same period in the prior year. This is primarily due to the increased focus of retailing used vehicles that were previously disposed through our wholesale channels.
Parts, Service and Collision Repair (“Fixed Operations”)
     Our reported Fixed Operations results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	First Quarter Ended March 31,		Better / (Worse)
(in thousands)	2009	2010	Change		% Change
Reported:
Revenue
Parts	$148,759	$148,285	$(474)		(0.3%)
Service	109,741	118,237	8,496		7.7%
Collision Repair	13,141	12,848	(293)		(2.2%)

Total	$271,641	$279,370	$7,729		2.8%

Gross profit
Parts	$49,739	$49,612	$(127)		(0.3%)
Service	77,501	83,672	6,171		8.0%
Collision Repair	7,409	7,140	(269)		(3.6%)

Total	$134,649	$140,424	$5,775		4.3%

Gross profit as a % of revenue
Parts	33.4%	33.5%	10	bps
Service	70.6%	70.8%	20	bps
Collision Repair	56.4%	55.6%	(80)	bps

Total	49.6%	50.3%	70	bps
     Both our domestic and import brands experienced increases in overall fixed operations revenue, as compared to the same period in 2009, increasing 5.5% and 2.3%, respectively, for the first quarter ended March 31, 2010. Cadillac experienced a significant increase in overall fixed operations revenue, increasing 11.8% for the first quarter ended March 31, 2010 when compared to the same period in the prior year.
     Customer pay revenue increased 2.7% for the first quarter ended March 31, 2010 when compared to the same period in 2009. Our Cadillac dealerships had the most significant increase for customer pay, up 15.0% for the first quarter ended March 31, 2010, as compared to the same period in the prior year, partially due to the closure of competing Cadillac stores. Warranty revenue declined 10.8% for the first quarter ended March 31, 2010 when compared to the same period in the prior year. Our Mercedes dealerships continued to experience significant decreases in warranty revenue, declining 24.7% for the first quarter ended March 31 2010, as compared to the same prior year period. However, our Toyota stores experienced a significant increase in warranty revenue, increasing 98.8% for the first quarter ended March 31, 2010, over the same prior year period, due to recalls that began in 2010. The mix of customer pay and warranty revenue can be affected by consumer spending habits and changes in manufacturer warranty programs.
     Gross margin rates for service for the first quarter ended March 31, 2010, increased over the comparative prior year period, primarily due to increases in warranty and reconditioning gross margin rates. Warranty gross margin rates increased 260 bps, as compared to the same period in the prior year, primarily due to the Toyota recalls that began in 2010. The increase in reconditioning gross margin rates of approximately 270 bps was driven by a change in the mix of conditioning work performed for the first quarter ended March 31, 2010, as compared to the same period in the prior year.
Finance, Insurance and Other (“F&I”)
     Our reported F&I results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
(in thousands except per unit data)	2009	2010	Change	% Change
Reported:
Revenue	$35,135	$40,959	$5,824	16.6%
Gross profit per retail unit (excluding fleet)	$952	$947	$(5)	(0.5%)
     F&I revenue increased in the first quarter ended March 31, 2010 primarily due to increases in new retail and used unit volume of 10.2% and 24.9%, respectively, as compared to the same prior year period. These increases in unit volume resulted in increases in new and used finance contract gross revenue of 23.8% and 49.1%, respectively, for the first quarter ended March 31, 2010, as

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
compared to the same period in 2009. Penetration rates continued to deteriorate and F&I revenue per unit decreased by 0.5%, for the first quarter ended March 31, 2010, compared to the same period in the prior year.
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
     Our SG&A reported results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
(in thousands)	2009	2010	Change		% Change
Reported Expense:
Compensation	$116,080	$132,542	$(16,462)		(14.2%)
Advertising	11,052	11,437	(385)		(3.5%)
Rent and Rent Related	35,307	35,833	(526)		(1.5%)
Other	43,481	44,498	(1,017)		(2.3%)

Total	$205,920	$224,310	$(18,390)		(8.9%)

SG&A as a % of gross
Compensation	46.9%	49.3%	(240)	bps
Advertising	4.5%	4.3%	20	bps
Rent and Rent Related	14.3%	13.3%	100	bps
Other	17.5%	16.6%	90	bps

Total	83.2%	83.5%	(30)	bps
     The increase in overall SG&A expense can largely be attributed to a greater level of business activity (revenues and gross profit) as well as higher compensation costs related to ecommerce and centralized used vehicle buying initiatives. SG&A expenses as a percentage of gross profit increased slightly, primarily due to increases in compensation expense identified above.
     Total advertising costs were relatively flat versus the same prior year period, however, improved as a percentage of gross profit due to higher levels of gross profit. We continue to shift our advertising strategy away from traditional media and more towards internet and other more cost effective outlets.
     Rent and rent related expenses decreased as a percentage of gross profit primarily due to improved gross profit levels.
     Other SG&A expenses increased from the prior year period primarily due to a mark-to-market gain on derivative liabilities of $2.4 million recorded in SG&A in the first quarter of 2009. Adjusted for this mark-to-market gain during the first quarter of 2009, other SG&A expenses would have improved by approximately $1.4 million in the first quarter ended March 31, 2010 compared to the same prior year period, primarily due to reductions in service loaner expense.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Impairment Charges
     Impairment charges were immaterial in the first quarter ended March 31, 2010 and the same period last year. Impairment charges taken are based on our belief that the value of certain fixed assets would not be recovered through operations or through the ultimate sale of the assets.
Depreciation and Amortization
     Reported depreciation and amortization expense increased $0.9 million, or 11.5%, in the first quarter ended March 31, 2010, as compared to the same period last year. The increase of $0.9 million for the first quarter ended March 31, 2010 was primarily related to stores that were classified as continuing operations for the current period but were previously held for sale in discontinued operations during the same period of the prior year. While being held for sale in the prior year period, the fixed assets for these stores were not depreciated in accordance with “Property, Plant and Equipment” in the ASC.
Interest Expense, Floor Plan
     Floor plan interest expense for new vehicles decreased approximately $0.5 million, or 9.3%, in the first quarter ended March 31, 2010 compared to the first quarter ended March 31, 2009. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships was 2.7% for the first quarter ended March 31, 2010 compared to 2.2% for the first quarter ended March 31, 2009 which increased interest expense by approximately $0.7 million for the first quarter ended March 31, 2010. This increase in floor plan interest expense during the first quarter ended March 31, 2010 was offset by a decrease in the average floor plan balance for new vehicles of approximately $222.6 million resulting in a decrease in interest expense of approximately $1.2 million compared to the first quarter ended March 31, 2009.
     Floor plan interest expense for used vehicles increased approximately $0.2 million, or 78.1%, in the first quarter ended March 31, 2010 compared to the first quarter ended March 31, 2009. The weighted average used vehicle floor plan interest rate incurred by continuing dealerships was 2.1% for the first quarter ended March 31, 2010, compared to 1.7% for the first quarter ended March 31, 2009, which increased interest expense by approximately $0.1 million. The average used vehicle floor plan notes payable balance from continuing dealerships increased by approximately $25.6 million in the first quarter ended March 31, 2010 compared to the first quarter ended March 31, 2009 resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million in the first quarter ended March 31, 2010 compared to the first quarter ended March 31, 2009.
Interest Expense, Other, Net
     The change in interest expense, other, between the first quarter March 31, 2009 and 2010 is summarized in the table below:

Increase / (Decrease) in
Interest Expense, Other
First Quarter Ended
(dollars in millions)	March 31, 2010

Interest Rates —
— Decrease in interest rates	$(0.5)
Debt balances —
— Decrease in debt balances	(0.2)
Other factors —
— Decrease in capitalized interest	0.2
— Decrease in interest expense related to variable to fixed rate swaps	(1.7)
— Higher deferred loan cost amortization	0.4
— Lower interest allocation to discontinued operations	0.5
— Other	0.2

$(1.1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     For approximately half of the month of March 2010, we carried and incurred interest expense for both the 9.0% Notes issued March 12, 2010 and the $200.0 million in aggregate principal of our 8.625% Notes which we redeemed on April 12, 2010 using the net proceeds from the 9.0% Notes issuance and cash on hand. As such, this double carry effect increased our interest expense by approximately $0.7 million which is included in the debt balances caption in the table above.
Interest Expense, Non-Cash, Convertible Debt
     Non-cash convertible debt interest expense is comprised of the amortization of the debt discount and deferred loan costs associated with our 5.25% Convertible Notes, 5.0% Convertible Notes and 4.25% Convertible Notes. The initial debt discount was determined based on a valuation of the debt component of these notes and is being amortized monthly to interest expense over the life of the notes. See our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the adoption of “Debt with Conversion and Other Options” in the ASC.
     For the first quarter ended March 31, 2010, non-cash convertible debt interest expense decreased by approximately $0.9 million, or 36.0%, as compared to the first quarter ended March 31, 2009. This decrease was a result of a decrease of approximately $2.4 million in non-cash amortization of debt discount related to our 5.25% Convertible Notes and 4.25% Convertible Notes partially offset by an increase of approximately $1.2 million in non-cash amortization of debt discount related to our 5.0% Convertible Notes. Deferred loan cost amortization related to the 4.25% Convertible Notes and 5.0% Convertible Notes was $0.3 million in the first quarter ended March 31, 2010.
Interest Expense, Non-Cash, Cash Flow Swaps
     We have entered into interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. As a result of the refinancing of our 2006 Credit Facility and the new terms of the 2010 Credit Facilities, it is no longer probable that we will incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. At March 31, 2010, we estimate that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million and it is reasonably possible that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be between $400.0 million and $475.0 million. As a result, at March 31, 2010, a non-cash charge of approximately $1.7 million related to $65.0 million in notional of the Fixed Swaps and amortization of amounts in accumulated other comprehensive income related to other terminated cash flow swaps was included in interest expense, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income. Changes in the fair value of $65.0 million of notional amount of certain cash flow swaps will be recognized through earnings. See Note 6 “Derivative Instruments and Hedging Activities” in the accompanying notes to the consolidated financial statements for further discussion.
     For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income/(loss), net of related income taxes in the Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $5.0 million in the first quarter ended March 31, 2010 and $6.7 million in the first quarter ended March 31, 2009, and is included in interest expense, other, net in the accompanying Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income/(loss) into results of operations during the next twelve months is approximately $5.3 million.
Income Taxes
     The overall effective tax rate from continuing operations was 43% for the first quarter ended March 31, 2010. The overall effective tax rate from continuing operations was 45% for the first quarter ended March 31, 2009. The effective rate for the first quarter ended March 31, 2010 was lower than the prior year three-month period due to the shift in the distribution of taxable income between states in which we operate and lower expense effects related to tax positions as a result of “Accounting for Uncertainty in Income Taxes” in the ASC. At the end of 2009, income tax valuation allowances totaling $46.0 million were recorded related to certain deferred tax assets based on our judgment that it was more likely than not that we would not be able to realize recorded balances. This judgment was based on our operating loss generated in 2008 as a result of a goodwill impairment charge, results of operations in 2009 and the overall downturn in the economy of the United States and, in particular, the automotive retail industry. As of March 31, 2010, in our judgment, there is still significant uncertainty related to our ability to realize the recorded deferred tax assets. However, in the event circumstances change during the remainder of 2010, a portion or all of the valuation allowances

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
currently recorded, with the exception of those related to state net operating loss carryforwards, may not be necessary. Accordingly, in the event we do reduce the level of valuation allowances recorded, our effective tax rate could be materially affected. Absent any activity related to income tax valuation allowances, we expect the effective tax rate for continuing operations in future periods to fall within a range of 40% to 45%.
Discontinued Operations
     The pre-tax losses from operations and the sale of discontinued franchises were as follows:

	(dollars in thousands)
	First Quarter Ended March 31,
	2009	2010
Loss from operations	$(1,284)	$(1,518)
Gain (loss) on disposal of franchises	(80)	318
Lease exit charges	(782)	(1,668)
Property impairment charges	(130)	—
Goodwill impairment charges	(1,399)	—

Pre-tax loss	$(3,675)	$(2,868)

Total Revenues	$72,294	$9,372

     Lease exit charges recorded relate to the revision of estimates on previously established lease exit accruals. The lease exit accruals are calculated by either discounting the remaining lease payments, net of estimated sublease proceeds or estimating the amount necessary to satisfy the lease commitment to the landlord. Property impairment charges were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of associated franchises and recorded values. Goodwill impairment charges were recorded based on the determination that a portion of the goodwill allocated to franchises held for sale was not recoverable based on estimated proceeds.
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
     Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries and are dependent to a substantial degree on the results of operations of these subsidiaries. For the first quarter March 31, 2009, the average SAAR of new vehicle sales was 9.5 million units compared to 11.0 million units for the first quarter ended March 31, 2010. At the current level of SAAR, we believe we will continue to be able to generate positive adjusted cash flows from operations (defined as cash flows from operating activities, net of net borrowings on notes payable floor plan — non-trade, which is included in cash flows from financing activities) in the foreseeable future.
Floor Plan Facilities
     The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was 2.7% for the first quarter ended March 31, 2010 compared to 2.2% for the first quarter ended March 31, 2009. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the particular vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of March 31, 2010.
     The weighted average interest rate for our used vehicle floor plan facility (both continuing and discontinued operations) was 2.1% for the first quarter ended March 31, 2010 compared to 1.8% for the first quarter ended March 31, 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     We expect interest expense related to floor plan financing to increase in the future as we expect that manufacturer captive finance entities may increase interest rates charged related to new vehicle inventory floor plan facilities.
Long-Term Debt and Credit Facilities
     See Note 6, “Long-Term Debt” in the notes to the accompanying unaudited financial statements for a discussion of the replacement of the 2006 Credit Facility with the new 2010 Credit Facilities, the issuance of $210.0 million in aggregate principal amount of 9.0% Notes and the redemption of $200.0 million in aggregate principal amount of our 8.625% Notes. Also see Note 6 in the notes to the accompanying unaudited financial statements for discussions of compliance with debt covenants.
Capital Expenditures
     Our capital expenditures generally include purchases of land, the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the first quarter ended March 31, 2010 were approximately $7.8 million. As of March 31, 2010, contractual commitments to contractors for facility construction projects totaled approximately $35.5 million.
Stock Repurchase Program
     As of March 31, 2010, pursuant to previous authorizations from our Board of Directors, we had approximately $43.8 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. Due to current economic conditions and liquidity concerns, we have curtailed our stock repurchase activities and do not anticipate significant activity during 2010. Under our 2010 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. Stock repurchases executed in the first quarter ended March 31, 2010 relate to tax withholdings related to vesting of restricted stock and restricted stock units and withholding of shares to satisfy the exercise price of stock options.
Dividends
     During the first quarter ended March 31, 2009, our recurring quarterly dividend program was suspended. Under our 2010 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. See Note 6, “Long-Term Debt” in the notes to the accompanying unaudited financial statements for a discussion of limitations on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy throughout 2010. There is no guarantee that dividends will be paid at any time in the future.
Cash Flows
     For the first quarter ended March 31, 2010, net cash provided by operating activities was approximately $174.3 million. This provision of cash was comprised primarily of cash inflows related to reductions in accounts receivable and an increase in notes payable — floor plan — trade, partially offset by an increase in inventories. Net cash used in investing activities during the first quarter ended March 31, 2010 was approximately $7.3 million. This use of cash was primarily comprised of purchases of property and equipment, partially offset by proceeds received from sales of franchises. Net cash provided by financing activities for the first quarter ended March 31, 2010 was approximately $17.0 million, primarily comprised of the proceeds received from long-term debt provided by the issuance of our 9.0% Notes, partially offset by net repayments of our notes payable — floor plan — non-trade and our other debt obligations.

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
     Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of $6.7 million for the first quarter ended March 31, 2009 and net cash used in operating activities of $16.6 million for the first quarter ended March 31, 2010. The shift between trade floor plan and non-trade floor plan during the first quarter ended March 31, 2010 was primarily due to the realignment in floor plan providers under the new 2010 Credit Facilities.
Guarantees and Indemnification Obligations
     In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 9 in the notes to the accompanying unaudited financial statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and footnote 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
Future Liquidity Outlook
     See Notes 1 and 6 of the notes to the accompanying unaudited financial statements for a discussion of the issuance of 9.0% Notes and our replacement of the 2006 Credit Facility with the new 2010 Credit Facilities.
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
     The table below represents our contractual obligations as of December 31, 2009, after taking into consideration the issuance and of debt obligations in the first quarter ended March 31, 2010:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	(Amounts in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total

Floor Plan Facilities (1)	$770,970	$—	$—	$—	$—	$—	$770,970
Long-Term Debt (2)	223,934	7,983	8,097	89,336	183,990	301,741	815,081
Letters of Credit	61,363	—	—	—	—	—	61,363
Estimated Interest Payments on Floor Plan Facilities (3)	3,239	—	—	—	—	—	3,239
Estimated Interest Payments on Long-Term Debt (4)	67,284	64,083	50,770	38,667	31,496	88,318	340,618
Operating Leases (Net of Sublease Rentals)	119,877	111,936	104,075	98,051	92,693	464,793	991,425
Construction Contracts	35,525	—	—	—	—	—	35,525
Other Purchase Obligations (5)	6,738	—	—	—	—	—	6,738
Liability related to “Accounting for Uncertainty in Income Taxes” in the ASC (6)	500	—	—	—	—	30,729	31,229

Total	$1,289,430	$184,002	$162,942	$226,054	$308,179	$885,581	$3,056,188

(1)	Floor plan facilities include amounts classified as liabilities associated with assets held for sale and are classified as current since they are payable upon demand.

(2)	Amounts outstanding under the 8.625% Notes are redeemable at our option but have been classified in this schedule according to contractual maturity, except for $200.0 million in aggregate principal amount that was redeemed from cash on hand on April 12, 2010, which was classified as current. Amounts outstanding under the 9.0% Notes are redeemable at our option in certain circumstances but have been classified in this schedule according to contractual maturity. The 4.25% Convertible Notes and the 5.0% Convertible Notes are redeemable in certain circumstances before the stated maturities at both our option and the option of the respective holders. The assumed maturities of these securities are based on these earlier redemption dates, which are November 2010 for the 4.25% Convertible Notes and October 2014 for the 5.0% Convertible Notes. Amounts include scheduled mortgage principal payments. All amounts represent outstanding principal only.

(3)	Floor plan facilities balances (including amounts classified as liabilities associated with assets held for sale) are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the March 31, 2010 floor plan facilities balance, the weighted average interest rate for the first quarter of 2010 of 2.6% and the assumption that floor plan facilities balances at March 31, 2010 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.

(4)	Estimated interest payments calculated based on assumed or stated maturities consistent discussion in (2) above. Estimated interest payments include payments related to interest rate swaps.

(5)	Other Purchase Obligations include contracts for office supplies, utilities, and various other items or services.

(6)	Amount represents recorded liability, including interest and penalties, related to “Accounting for Uncertainty in Income Taxes” in the ASC.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Off-Balance Sheet Arrangements
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our off-balance sheet arrangements.
Seasonality
     Our business is subject to seasonal variations in revenues. In our experience, demand for automobiles is generally lower during the first and fourth quarters of each year. We therefore receive a disproportionate amount of revenues generally in the second and third quarters, and expect our revenues and operating results to be generally lower in the first and fourth quarters. Consequently, if conditions surface during the second and third quarters that impair vehicle sales, such as higher fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year could suffer a disproportionate adverse effect.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our variable rate notes payable—floor plan, 2010 Credit Facilities borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $413.5 million at March 31, 2010. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $1.0 million in the first quarter ended March 31, 2010, all of which would have resulted from notes payable—floor plan.
     In addition to our variable rate debt, as of March 31, 2010, approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low. Consequently, a change of 100 basis points in LIBOR would not cause a significant change in interest expense in the first quarter ended March 31, 2010.
     We also have the Fixed Swaps to effectively convert a portion of our LIBOR based variable rate debt to a fixed rate. Under the terms of the Fixed Swaps interest rates reset monthly. The fair value of these swap positions at March 31, 2010 was a liability of $33.3 million included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets. See the previous discussion of “Interest Expense, Non-Cash, Cash Flow Swaps” in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.8		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.8		4.655%	one-month LIBOR	December 10, 2017
$8.9		6.860%	one-month LIBOR	August 1, 2017
$7.2		4.330%	one-month LIBOR	July 1, 2013

(1)	One-month LIBOR was 0.249% at March 31, 2010.

(2)	After December 31, 2009 changes in fair value are recorded through earnings.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1: Legal Proceedings.
     We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in our favor against Plaintiff Enrique Galura, and his claim has been dismissed. Virginia Galura’s claim is still pending. We currently intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. Currently, we are unable to estimate a range of potential loss related to this matter.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
Item 1A: Risk Factors
     In addition to the information below and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.
Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.
     As of March 31, 2010, our total outstanding indebtedness was approximately $1.6 billion, including the following:
•	$771.0 million under the secured new and used inventory floor plan facilities that is classified as current, including $4.1 million classified as liabilities associated with assets held for sale;

•	$208.5 million in 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), representing $210.0 million in aggregate principal amount outstanding less unamortized discount of approximately $1.5 million;

•	$143.9 million in 5.0% Convertible Senior Notes due 2029 which are redeemable by us and putable by the holders after October 1, 2014 (the “5.0% Convertible Notes”), representing $172.5 million in aggregate principal amount outstanding less unamortized discount of approximately $28.6 million;

•	$16.6 million in 4.25% Convertible Senior Subordinated Notes due 2015 (the “4.25% Convertible Notes”), representing $17.0 million in aggregate principal amount outstanding less unamortized discount of approximately $0.4 million, all of which is classified as current;

•	$273.5 million in 8.625% Senior Subordinated Notes due 2013 (the“8.625% Notes”), representing $275.0 million in aggregate principal amount outstanding less unamortized net discount of approximately $1.5 million, of which $200.0 million of principal amount and $1.1 million of discount has been classified as current ($200.0 million in aggregate principal was repaid on April 12, 2010);

•	$117.2 million of mortgage notes, representing $117.0 million in aggregate principal amount plus unamortized premium of approximately $0.2 million, due from June 2013 to December 2029, with a weighted average interest rate of 5.1%; and

•	$25.8 million of other secured debt, representing $23.5 million in aggregate principal amount plus unamortized premium of approximately $2.3 million.
     We refer to the $150.0 million of availability under a syndicated revolving credit facility (the “2010 Revolving Credit Facility”), up to $321.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $50.0 million in borrowing availability for used vehicle inventory floor plan financing (the “2010 Floor Plan Facilities”). We refer to the 2010 Revolving Credit Facility and 2010 Floor Plan Facilities collectively as our “2010 Credit Facilities”. As of March 31, 2010, we had $75.8 million available for additional borrowings under the 2010 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances, and the market value of certain additional collateral. We are able to borrow under our 2010 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (“Silo Floor Plan Facilities”) as well as our 2010 Floor Plan Facilities. In addition, the indentures relating to our 8.625% Notes, 9.0% Notes, 5.0% Convertible Notes, 4.25% Convertible Notes and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we are in compliance with the applicable terms thereunder.
     In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that generally have initial terms of fifteen to twenty years with one or two ten-year renewal options. These operating leases require compliance with financial and operating covenants similar to those under our 2010 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in the notes to our financial statements under the heading “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2009.
     As of March 31, 2010, we had approximately $988.0 million of debt payable in 2010. This amount included $771.0 million outstanding related to our syndicated credit facility providing revolving credit and new and used floorplan financing by commercial banks and commercial finance entities (the “2010 Credit Facilities”), $17.0 million principal outstanding related to our 4.25% Convertible Notes, and $200.0 million in aggregate principal amount of our 8.625% Notes

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
which were redeemed on April 12, 2010. See Note 6 in the notes to the accompanying unaudited financial statements for further discussion of the terms under the 2010 Credit Facilities and Silo Floor Plan Facilities.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The following table sets forth information about the shares of Class A Common Stock we repurchased during the first quarter ended March 31, 2010:

		( in thousands, except price per share amounts)

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
		Average	as Part of Publicly	May Yet Be Purchased
	Total Number of	Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased (1)	per Share	Programs (2)	Programs

January 2010	0	$—	0	$44,624
February 2010	0	$—	0	$44,624
March 2010	66	$11.95	66	$43,841

Total	66	$—	66	$43,841

(1)	Shares repurchased were a result of the delivery of shares by or withholding of shares from employees, including officers, and directors in satisfaction of withholding tax obligations upon vesting of restricted stock and restricted stock units and the exercise price of stock options.

(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

( in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000
     Under our 2010 Credit Facilities, share repurchases and dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. See Note 6 to the accompanying unaudited financial statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of dividends and for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 6: Exhibits.
(a) Exhibits:

Exhibit No.	Description

1.1	Purchase Agreement (the “Purchase Agreement”) dated as of March 9, 2010 by and among Sonic Automotive, Inc., the guarantors named therein and Banc of America Securities LLC on behalf of itself and as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed March 15, 2010 (the “March 2010 Form 8-K”)).

4.1	Registration Rights Agreement dated as of March 12, 2010 by and among Sonic Automotive, Inc. the guarantors set forth on the signature page thereto and Banc of America Securities LLC, as representative of the several initial purchasers named on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.1 to the March 2010 Form 8-K).

4.2	Indenture dated as of March 12, 2010 by and among Sonic Automotive, Inc, as issuer, the guarantors named therein, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 9.0% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to the March 2010 Form 8-K).

4.3	Form of 9.0% Senior Subordinated Note due 2018 (included in Exhibit 4.2 to the March 2010 Form 8-K).

10.1	Amended and Restated Credit Agreement, dated as of January 15, 2010, among Sonic Automotive, Inc.; each lender; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Faro Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.47 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.2	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.48 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.3	Promissory Note, dated January 15, 2010, executed by Sonic in favor of DCFS USA LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.49 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.4	Promissory Note, dated January 15, 2010, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.50 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.51 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.6	Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.52 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.53 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.8	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.54 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.9	Promissory Note, dated January 15, 2010, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.55 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10	Amended and Restated Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.56 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit No.	Description

10.11	Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.57 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Amended and Restated Escrow and Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.58 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.13	Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.59 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.14	Amended and Restated Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.60 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.15	Syndicated New and Used Vehicle Floorplan Credit Agreement, dated January 15, 2010, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.61 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.16	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.62 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.17	Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.63 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.18	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.64 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.19	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.65 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.20	Company Guaranty Agreement, dated January 15, 2010, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.66 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.21	Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Floorplan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.67 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.22	Amendment No. 1 to Amended and Restated Credit Agreement, dated February 25, 2010, among Sonic Automotive, Inc.; each lender; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association as an L/C Issuer.

10.23	Amendment No. 1 to Syndicated New and Used Vehicle Floorplan Credit Agreement, dated February 25, 2010, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender, Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent.

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
     These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of this Form 10-Q and elsewhere in this report, as well as:
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

SONIC AUTOMOTIVE, INC.
Date: April 30, 2010	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: April 30, 2010	By:	/s/ DAVID P. COSPER
David P. Cosper
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

1.1	Purchase Agreement (the “Purchase Agreement”) dated as of March 9, 2010 by and among Sonic Automotive, Inc., the guarantors named therein and Banc of America Securities LLC on behalf of itself and as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed March 15, 2010 (the “March 2010 Form 8-K”)).

4.1	Registration Rights Agreement dated as of March 12, 2010 by and among Sonic Automotive, Inc. the guarantors set forth on the signature page thereto and Banc of America Securities LLC, as representative of the several initial purchasers named on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.1 to the March 2010 Form 8-K).

4.2	Indenture dated as of March 12, 2010 by and among Sonic Automotive, Inc, as issuer, the guarantors named therein, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 9.0% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to the March 2010 Form 8-K).

4.3	Form of 9.0% Senior Subordinated Note due 2018 (included in Exhibit 4.2 to the March 2010 Form 8-K).

10.1	Amended and Restated Credit Agreement, dated as of January 15, 2010, among Sonic Automotive, Inc.; each lender; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Faro Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.47 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.2	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.48 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.3	Promissory Note, dated January 15, 2010, executed by Sonic in favor of DCFS USA LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.49 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.4	Promissory Note, dated January 15, 2010, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.50 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.51 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.6	Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.52 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.53 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.8	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.54 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.9	Promissory Note, dated January 15, 2010, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.55 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10	Amended and Restated Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.56 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit No.	Description

10.11	Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.57 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Amended and Restated Escrow and Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.58 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.13	Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.59 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.14	Amended and Restated Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.60 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.15	Syndicated New and Used Vehicle Floorplan Credit Agreement, dated January 15, 2010, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.61 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.16	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.62 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.17	Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.63 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.18	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.64 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.19	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Syndicated New and Used Vehicle Floorplan Credit Agreement (incorporated by reference to Exhibit 10.65 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.20	Company Guaranty Agreement, dated January 15, 2010, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.66 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.21	Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Floorplan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.67 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.22	Amendment No. 1 to Amended and Restated Credit Agreement, dated February 25, 2010, among Sonic Automotive, Inc.; each lender; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association as an L/C Issuer.

10.23	Amendment No. 1 to Syndicated New and Used Vehicle Floorplan Credit Agreement, dated February 25, 2010, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender, Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent.

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002