Form 10-Q
period 2010-06-30
SONIC AUTOMOTIVE INC
filed 2010-07-29
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission files number 1-13395

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
As of July 25, 2010, there were 40,650,859 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements.
SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands except per share amounts)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenues:
New vehicles	$772,296	$902,452	$1,477,819	$1,687,050
Used vehicles	382,091	470,365	710,381	892,656
Wholesale vehicles	33,903	30,111	71,359	61,389

Total vehicles	1,188,290	1,402,928	2,259,559	2,641,095
Parts, service and collision repair	274,032	287,095	544,701	565,682
Finance, insurance and other	38,847	45,985	74,000	86,959

Total revenues	1,501,169	1,736,008	2,878,260	3,293,736
Cost of Sales:
New vehicles	(720,073)	(841,331)	(1,378,757)	(1,571,430)
Used vehicles	(351,011)	(433,932)	(648,535)	(822,806)
Wholesale vehicles	(35,145)	(31,958)	(72,666)	(63,912)

Total vehicles	(1,106,229)	(1,307,221)	(2,099,958)	(2,458,148)
Parts, service and collision repair	(135,241)	(143,768)	(271,630)	(282,245)

Total cost of sales	(1,241,470)	(1,450,989)	(2,371,588)	(2,740,393)
Gross profit	259,699	285,019	506,672	553,343
Selling, general and administrative expenses	(205,767)	(228,372)	(411,231)	(451,865)
Impairment charges	(5,030)	(1)	(5,087)	(45)
Depreciation and amortization	(8,183)	(8,675)	(15,776)	(17,000)

Operating income	40,719	47,971	74,578	84,433
Other income (expense):
Interest expense, floor plan	(5,492)	(5,507)	(10,660)	(10,413)
Interest expense, other, net	(23,216)	(15,683)	(39,950)	(32,873)
Interest expense, non-cash, convertible debt	(3,643)	(1,730)	(6,262)	(3,406)
Interest expense, non-cash, cash flow swaps	(1,908)	(2,235)	(3,179)	(3,918)
Other income (expense), net	20	(7,235)	70	(7,171)

Total other expense	(34,239)	(32,390)	(59,981)	(57,781)

Income from continuing operations before taxes	6,480	15,581	14,597	26,652
Income tax provision	(2,916)	(6,300)	(6,569)	(11,061)

Income from continuing operations	3,564	9,281	8,028	15,591
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(5,067)	(1,015)	(9,013)	(4,547)
Income tax benefit	1,529	170	2,689	1,546

Loss from discontinued operations	(3,538)	(845)	(6,324)	(3,001)

Net income	$26	$8,436	$1,704	$12,590

Basic earnings per share:
Earnings per share from continuing operations	$0.09	$0.18	$0.20	$0.30
Loss per share from discontinued operations	(0.09)	(0.02)	(0.16)	(0.06)

Earnings per share	$—	$0.16	$0.04	$0.24

Weighted average common shares outstanding	40,968	52,249	40,536	52,070

Diluted earnings per share:
Earnings per share from continuing operations	$0.08	$0.17	$0.19	$0.29
Loss per share from discontinued operations	(0.08)	(0.01)	(0.15)	(0.05)

Earnings per share	$—	$0.16	$0.04	$0.24

Weighted average common shares outstanding	41,604	65,807	40,974	52,749

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

		(Unaudited)
	December 31,	June 30,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$30,035	$20,122
Receivables, net	232,969	193,842
Inventories	795,275	868,686
Assets held for sale	12,167	5,777
Other current assets	14,937	16,171

Total Current Assets	1,085,383	1,104,598
Property and Equipment, net	382,085	386,289
Goodwill	469,482	469,993
Other Intangible Assets, net	80,806	79,978
Other Assets	51,099	59,944

Total Assets	$2,068,855	$2,100,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$214,871	$447,709
Notes payable — floor plan — non-trade	548,493	350,906
Trade accounts payable	55,345	53,188
Accrued interest	16,146	13,924
Other accrued liabilities	144,709	134,120
Liabilities associated with assets held for sale — non-trade	3,346	1,361
Current maturities of long-term debt	23,991	23,458

Total Current Liabilities	1,006,901	1,024,666
Long-Term Debt	552,150	550,182
Other Long-Term Liabilities	141,052	142,204
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 54,986,875 shares issued and 40,099,559 shares outstanding at December 31, 2009; 55,621,998 shares issued and 40,647,198 shares outstanding at June 30, 2010	550	556
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares outstanding at December 31, 2009 and June 30, 2010	121	121
Paid-in capital	662,186	665,624
Accumulated deficit	(35,180)	(22,589)
Accumulated other comprehensive income (loss)	(22,350)	(22,338)
Treasury stock, at cost (14,887,316 Class A shares held at December 31, 2009 and 14,974,800 Class A shares held at June 30, 2010)	(236,575)	(237,624)

Total Stockholders’ Equity	368,752	383,750

Total Liabilities and Stockholders’ Equity	$2,068,855	$2,100,802

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

								Accumulated
	Class A		Class B					Other	Total	Compre-
	Common Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	hensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Equity	Income
BALANCE AT DECEMBER 31, 2009	54,987	550	12,029	121	662,186	(35,180)	(236,575)	(22,350)	368,752
Shares awarded under stock compensation plans	279	3	—	—	1,173	—	—	—	1,176	—
Purchases of treasury stock	—	—	—	—	—	—	(1,049)	—	(1,049)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	595	—	—	—	595	—
Income tax benefit associated with convertible note hedge	—	—	—	—	134	—	—	—	134	—
Fair value of interest rate swap agreements, net of tax expense of $7	—	—	—	—	—	—	—	12	12	12
Stock-based compensation expense	—	—	—	—	300	—	—	—	300	—
Restricted stock amortization, net of forfeitures	—	—	—	—	1,239	—	—	—	1,239	—
Net income	—	—	—	—	—	12,590	—	—	12,590	12,590
Other	356	3	—	—	(3)	1	—	—	1	—

BALANCE AT JUNE 30, 2010	55,622	556	12,029	$121	$665,624	$(22,589)	$(237,624)	$(22,338)	$383,750	$12,602

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,704	$12,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	16,562	17,233
Provision for bad debt expense	678	602
Other amortization	828	828
Debt issuance cost amortization	7,326	1,636
Debt discount amortization, net of premium amortization	6,545	2,673
Stock — based compensation expense	296	300
Amortization of restricted stock	1,202	1,239
Restricted stock forfeiture	(110)	—
Deferred income taxes	(2,422)	(463)
Equity interest in earnings of investees	(328)	(414)
Asset impairment charges	8,495	45
Loss (gain) on disposal of franchises and property and equipment	(194)	(596)
Loss on exit of leased dealerships	2,085	2,766
Loss on retirement of debt	—	7,259
Derivative fair value adjustments	100	—
Changes in assets and liabilities that relate to operations:
Receivables	46,799	38,525
Inventories	225,230	(77,900)
Other assets	(30,245)	(13,693)
Notes payable — floor plan — trade	(51,013)	232,838
Trade accounts payable and other liabilities	31,815	(20,768)

Total adjustments	263,649	192,110

Net cash provided by operating activities	265,353	204,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,046)	(20,424)
Proceeds from sales of property and equipment	1,951	86
Proceeds from sale of franchises	20,677	10,728
Distributions from equity investees	300	—

Net cash used in investing activities	(5,118)	(9,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan — non-trade	(235,223)	(199,572)
Borrowings on revolving credit facilities	431,719	40,000
Repayments on revolving credit facilities	(422,550)	(40,000)
Proceeds from long-term debt	—	209,983
Principal payments on long-term debt	(18,534)	(3,080)
Settlement of cash flow swaps	(16,454)	—
Repurchase of debt securities	—	(213,190)
Purchase of treasury stock	(61)	(1,049)
Income tax benefit associated with stock compensation plans	—	595
Income tax benefit associated with convertible hedge	1,157	134
Issuance of shares under stock compensation plans	—	1,176
Issuance of common stock related to private placement	2,800	—
Dividends paid	(4,897)	—

Net cash used in financing activities	(262,043)	(205,003)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,808)	(9,913)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,971	30,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,163	$20,122

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $7,300 and $7 for the six-month period ended June 30, 2009 and 2010, respectively)	$11,910	$12
Issuance of shares related to debt refinance	$3,948	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of amount capitalized	$53,477	$48,473
Income taxes	$(21,820)	$(16,441)
See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying unaudited condensed consolidated financial information for the second quarter and six-month period ended June 30, 2009 and 2010 has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2009, which were included in Sonic’s Annual Report on Form 10-K .
     Recent Developments — On March 12, 2010, Sonic issued $210.0 million in aggregate principal amount of 9.0% Senior Subordinated Notes due in 2018 (the “9.0% Notes”). The notes were issued at 99.299% of par. Net proceeds received from the issuance of the 9.0% Notes were approximately $203.8 million, after deducting applicable discounts and commissions. On April 12, 2010, Sonic used these net proceeds, together with cash on hand, to redeem $200.0 million of the Company’s 8.625% Senior Subordinated Notes due in 2013 (the “8.625% Notes”). See Note 6 for further discussion of the 9.0% Notes and 8.625% Notes.
     Reclassifications — The Condensed Consolidated Statements of Income for the second quarter and six-month period ended June 30, 2009 reflect the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to June 30, 2009. The Condensed Consolidated Statements of Income for the second quarter and six-month period ended June 30, 2009 also reflect the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of June 30, 2009, but which Sonic has decided to retain and operate as of June 30, 2010.
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

(dollars in
thousands)
Balance, December 31, 2009	$47,825
Lease exit expense	2,766
Payments	(4,608)

Balance, June 30, 2010	$45,983

     Of the $2.8 million lease exit expense recorded in the six-month period ended June 30, 2010, approximately $2.7 million was recorded in discontinued operations.
     Income Tax Expense — The overall effective tax rates for the second quarter and six-month period ended June 30, 2009 and 2010 are higher than federal statutory rates due to the effect of state income taxes. The overall effective tax rate from continuing operations was 40.4% and 41.5% for the second quarter and six-month period ended June 30, 2010, respectively. The overall effective tax rate from continuing operations was 45.0% for both the second quarter and six-month period ended June 30, 2009. The effective rate for the second quarter and six-month period ended June 30, 2010 was lower than the prior year periods due to the shift in the distribution of taxable income between states in which Sonic operates and lower expense effects related to tax positions as a result of “Accounting for Uncertainty in Income Taxes” in the ASC.
2. DISCONTINUED OPERATIONS
     Dispositions — The operating results of franchises held for sale are included in the loss from discontinued operations in Sonic’s Condensed Consolidated Statements of Income. Assets to be disposed of in connection with franchises held for sale but not yet sold have been classified in assets held for sale in Sonic’s Condensed Consolidated Balance Sheets along with

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
other assets held for sale. At June 30, 2010, the held for sale balance of property and equipment, net is comprised of real estate held for sale by non-dealership entities. The major components of assets held for sale consist of the following:

	(dollars in thousands)
	December 31,	June 30,
	2009	2010
Inventories	$4,528	$1,555
Property and equipment, net	4,838	3,966
Goodwill	2,801	256

Assets held for sale	$12,167	$5,777

     Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable — floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	(dollars in thousands)
	Second Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Loss from operations	$(2,000)	$(1,020)	$(3,341)	$(3,178)
Gain (loss) on disposal of franchises	(388)	1,082	(469)	1,353
Lease exit charges	(800)	(1,077)	(1,795)	(2,722)
Property impairment charges	(1,692)	—	(1,822)	—
Goodwill impairment charges	(187)	—	(1,586)	—

Pre-tax loss	$(5,067)	$(1,015)	$(9,013)	$(4,547)

Total Revenues	$68,715	$6,399	$142,416	$17,609

     Lease exit charges recorded for the second quarter and six-month period ended June 30, 2009 and 2010 relate to the revision of estimates on previously established lease exit accruals. The lease exit accruals are calculated by either discounting the remaining lease payments, net of estimated sublease proceeds, or estimating the amount necessary to satisfy the lease commitment to the landlord. See Note 4 for a discussion of property impairment charges and see Note 5 for a discussion of goodwill impairment charges.
     Sonic allocates interest expense to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the second quarter ended June 30, 2009 and 2010 was $0.5 million and $0.1 million, respectively. Interest allocated to discontinued operations for the six-month period ended June 30, 2009 and 2010 was $1.3 million and $0.1 million, respectively.
3. Inventories
     Inventories consist of the following:

	(dollars in thousands)
	December 31,	June 30,
	2009	2010
New vehicles	$557,319	$599,013
Used vehicles	138,401	166,345
Parts and accessories	51,470	50,434
Other	52,613	54,449

	$799,803	$870,241
Less inventories classified as assets held for sale	(4,528)	(1,555)

Inventories	$795,275	$868,686

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
     Property and equipment consists of the following:

	(dollars in thousands)
	December 31,	June 30,
	2009	2010
Land	$61,886	$62,205
Building and improvements	322,632	313,700
Office equipment and fixtures	75,801	75,522
Parts and service equipment	54,981	54,946
Company vehicles	8,440	8,283
Construction in progress	40,000	41,873

Total, at cost	563,740	556,529
Less accumulated depreciation	(176,817)	(166,274)

Subtotal	386,923	390,255
Less assets held for sale	(4,838)	(3,966)

Property and equipment, net	$382,085	$386,289

     In the second quarter and six-month period ended June 30, 2009, Sonic recorded fixed asset impairment charges of $3.7 million and $3.9 million, respectively, $2.0 million and $2.1 million of which were recorded in continuing operations, respectively.
5. Goodwill and Intangible Assets

	(dollars in thousands)
			Accumulated
	Franchise Agreements	Gross Goodwill	Impairment	Net Goodwill

Balance, December 31, 2009	$64,835	$1,266,207	$(796,725)	$469,482

Reductions from sales of franchises	—	(2,034)	—	(2,034)
Reclassification from assets held for sale, net	—	2,545	—	2,545

Balance, June 30, 2010	$64,835	$1,266,718	$(796,725)	$469,993

     In the second quarter and six-month period ended June 30, 2009, Sonic recorded goodwill impairment charges of $1.1 million and $2.5 million, respectively, $0.9 million of which was recorded in continuing operations in each period. The impairment charges recorded were based on the determination that recorded values were not recoverable under asset disposal agreements entered into during the six-month period ended June 30, 2009. Sonic recorded franchise asset impairment charges of $2.1 million in continuing operations in each of the second quarter and six-month period ended June 30, 2009.
     At December 31, 2009, Sonic had $16.0 million of definite life intangibles recorded relating to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at June 30, 2010 was $15.1 million and was included in other intangible assets, net, in the accompanying Condensed Consolidated Balance Sheets.
6. Long-Term Debt
     Long-term debt consists of the following:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	December 31,	June 30,
	2009	2010

2010 Revolving Credit Facilities (1)	$—	$—
Senior Subordinated Notes bearing interest at 9.0%	—	210,000
Senior Subordinated Notes bearing interest at 8.625%	275,000	62,855
Convertible Senior Notes bearing interest at 5.0%	172,500	172,500
Convertible Senior Subordinated Notes bearing interest at 4.25%	17,045	16,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	17,778	16,714
Mortgage notes to finance companies-fixed rate, bearing interest from 5.80% to 7.03%	78,424	77,270
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.30 percentage points above one-month LIBOR	38,251	38,926
Net debt discount and premium (2)	(29,199)	(26,824)
Other	6,342	6,199

	$576,141	$573,640
Less current maturities	(23,991)	(23,458)

Long-term debt	$552,150	$550,182

(1)	Interest rate was 2.25% above LIBOR at June 30, 2010.

(2)	December 31, 2009 includes $1.5 million discount associated with the 8.625% Notes, $29.8 million discount associated with the 5.0% Convertible Notes, $0.6 million discount associated with the 4.25% Convertible Notes, $2.5 million premium associated with notes payable to a finance company and $0.2 million premium associated with mortgage notes payable. June 30, 2010 includes $1.3 million discount associated with the 9.0% Notes, $0.4 million discount associated with the 8.625% Notes, $27.3 million discount associated with the 5.0% Convertible Notes, $0.3 million discount associated with the 4.25% Convertible Notes, $2.2 million premium associated with notes payable to a finance company and $0.2 million premium associated with mortgage notes payable.
2006 Credit Facility
     The 2006 Revolving Credit Sub-Facility, the 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility would have matured on February 17, 2010. The 2006 Credit Facility was refinanced on January 15, 2010. See 2010 Credit Facilities discussion below.
2010 Credit Facilities
     On January 15, 2010, Sonic entered into an amended and restated syndicated revolving credit agreement with five financial institutions and three manufacturer captive finance companies as lenders (the “Revolving Credit Facility”) and a syndicated floor plan credit facility with four financial institutions as lenders (the “Floorplan Facility”). The Revolving Credit Facility and Floorplan Facility (collectively the “2010 Credit Facilities”) mature on August 15, 2012.
     The Revolving Credit Facility, which is subject to compliance with a borrowing base, has a borrowing limit of $150.0 million, which may be expanded up to $215.0 million in total credit availability upon satisfaction of certain conditions. The Revolving Credit Facility is available for acquisitions, capital expenditures, working capital and general corporate purposes. The amount available for borrowing under the Revolving Credit Facility is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit under the Revolving Credit Facility. The borrowing base is calculated based on the value of eligible accounts, eligible inventory, eligible equipment and 5,000,000 shares of common stock of Speedway Motorsports, Inc. (“SMI”) pledged as collateral by one of Sonic’s affiliates, Sonic Financial Corporation (“SFC”).
     As of June 30, 2010, the 2010 Revolving Borrowing Base was approximately $135.3 million. At June 30, 2010, Sonic had no outstanding borrowings and $49.9 million in outstanding letters of credit resulting in total borrowing availability of $85.4 million under the 2010 Revolving Credit Facility.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Outstanding obligations under the Revolving Credit Facility are secured by a pledge of substantially all of Sonic’s assets and the assets of substantially all of its domestic subsidiaries, and by the pledge of 5,000,000 shares of common stock of SMI by SFC. The collateral also provides for the pledge of the franchise agreements and stock or equity interests of Sonic’s dealership franchise subsidiaries, except for those dealership franchise subsidiaries where the applicable manufacturer prohibits such a pledge, in which cases the stock or equity interests of the dealership franchise subsidiary is subject to an escrow arrangement with the administrative agent. Substantially all of Sonic’s domestic subsidiaries also guarantee its obligations under the Revolving Credit Facility.
     The Floorplan Facility is comprised of a new vehicle revolving floor plan facility in an amount up to $321.0 million (the “New Vehicle Floorplan Facility”) and a used vehicle revolving floor plan facility in an amount up to $50.0 million, subject to compliance and a borrowing base (the “Used Vehicle Floorplan Facility”). Sonic may, under certain conditions, request an increase in the Floorplan Facility by up to $125.0 million, which shall be allocated between the New Vehicle Floorplan Facility and the Used Vehicle Floorplan Facility as Sonic requests, with no more than 15% of the aggregate commitments allocated to the commitments under the Used Vehicle Floorplan Facility. Outstanding obligations under the Floorplan Facility are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of Sonic’s assets and the assets of certain of its domestic subsidiaries.
     The amounts outstanding under the 2010 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR according to a performance-based pricing grid determined by Sonic’s Consolidated Total Debt to EBITDA Ratio as of the last day of the immediately preceding fiscal quarter.
Covenants
     The 2010 Credit Facilities contain certain covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Sonic was in compliance with the covenants under the 2010 Credit Facilities as of June 30, 2010 and expects to be in compliance with the covenants for the foreseeable future. Financial covenants include required specified ratios (as each is defined in the 2010 Credit Facilities) of:

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to
	Ratio	Ratio	EBITDA Ratio

Through March 30, 2011	≥ 1.00	≥ 1.10	≤ 2.25
March 31, 2011 through and including March 30, 2012	≥ 1.05	≥ 1.15	≤ 2.25
March 31, 2012 and thereafter	≥ 1.10	≥ 1.20	≤ 2.25

June 30, 2010 actual	1.16	1.55	1.23
     The 2010 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2010 Credit Facilities.
     In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2010 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent with a required ratio of no less than 1.5 to 1.0. At June 30, 2010, the ratio was 1.94 to 1.00.
9.0% Senior Subordinated Notes (“9.0% Notes”)
     On March 12, 2010, Sonic issued $210.0 million aggregate principal amount of 9.0% Notes which mature on March 15, 2018. Sonic received approximately $203.8 million in net proceeds from the offering, after deducting applicable discounts and commissions. Sonic used these net proceeds, together with cash on hand, to redeem $200.0 million aggregate

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
principal amount of its 8.625% Notes due 2013 on April 12, 2010. The 9.0% Notes are unsecured senior subordinated obligations of Sonic and are guaranteed by Sonic’s domestic operating subsidiaries. Interest is payable semi-annually on March 15 and September 15 each year (beginning on September 15, 2010). Sonic may redeem the 9.0% Notes in whole or in part at any time after March 15, 2014 at the following redemption prices, which are expressed as percentages of the principal amount.

Redemption
Price
Beginning on March 15, 2014	104.50%
Beginning on March 15, 2015	102.25%
Beginning on March 15, 2016 and thereafter	100.00%
     In addition, on or before March 15, 2013, Sonic may redeem up to 35% of the aggregate principal amount of the 9.0% Notes at par value plus accrued interest with proceeds from certain equity offerings. The Indenture also provides that holders of 9.0% Notes may require Sonic to repurchase the 9.0% Notes at 101% of the par value of the 9.0% Notes, plus accrued interest if Sonic undergoes a “change of control” as defined in the Indenture.
     The indenture governing the 9.0% Notes contains certain specified restrictive and required financial covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of June 30, 2010.
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
8.625% Senior Subordinated Notes (“8.625% Notes”)
     The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. Of the original $275.0 million principal amount of the 8.625% Notes, Sonic had $62.9 million of aggregate principal amount outstanding at June 30, 2010. Subsequent to June 30, 2010, Sonic called for redemption of an additional $20.0 million aggregate principal amount of 8.625% Notes.
     On March 12, 2010, Sonic issued a redemption notice to holders of the 8.625% Notes to redeem $200.0 million in aggregate principal amount of its outstanding 8.625% Notes. On April 12, 2010, Sonic used the net proceeds obtained from the issuance of the 9.0% Notes, together with cash on hand, to redeem the $200.0 million of aggregate principal amount at the applicable redemption price (102.875% of principal redeemed) plus accrued but unpaid interest. Sonic recorded a loss on extinguishment of debt of approximately $7.0 million related to the redemption which was recognized in the second quarter ended June 30, 2010. During the second quarter Sonic repurchased approximately $12.1 million of additional principal amount of the 8.625% Notes and recorded an additional loss on extinguishment of debt of approximately $0.3 million related to these repurchases. The total loss on extinguishment of $7.3 million is recorded in other income (expense), net in the Condensed Consolidated Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The indenture governing the 8.625% Notes contains certain specified restrictive and required financial covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 8.625% Notes. Sonic was in compliance with all restrictive covenants as of June 30, 2010.
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
     Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that measurement period was less than 98% of the product of the last reported sale price of Sonic’s Class A common stock and the applicable conversion rate on each such day; (3) if Sonic calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029 to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is 74.7245 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.38 per share of Class A common stock. None of the conversion features on the 5.0% Convertible Notes were triggered in the six-month period ended June 30, 2010.
     To recognize the equity component of the convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of $31.0 million and a corresponding amount (net of taxes of $12.8 million) to equity. The debt discount is being amortized to interest expense through October 2014, the earliest redemption date of the 5.0% Convertible Notes.
4.25% Convertible Senior Subordinated Notes (“4.25% Convertible Notes”)
     Sonic has approximately $16.0 million aggregate principal amount of 4.25% Notes outstanding. Sonic repurchased approximately $1.0 million of the aggregate principal of the 4.25% Notes during the second quarter of 2010 at amounts close to par.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
changes in Sonic’s Class A common stock, if any, prior to the conversion date.
     The 4.25% Convertible Notes are convertible into cash and shares of Sonic’s Class A common stock if prior to October 31, 2010, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 4.25% Convertible Notes was less than 103% of the product of the closing price of Sonic’s Class A common stock and the applicable conversion rate for the 4.25% Convertible Notes; if Sonic calls the 4.25% Convertible Notes for redemption; upon the occurrence of certain corporate transactions; or on or after October 31, 2010. Upon conversion of the 4.25% Convertible Notes, Sonic will be required to deliver cash equal to the lesser of the aggregate principal amount of the 4.25% Convertible Notes being converted and Sonic’s total conversion obligation. If Sonic’s total conversion obligation exceeds the aggregate principal amount of the 4.25% Convertible Notes being converted, Sonic will deliver shares of Class A common stock to the extent of the excess amount, if any. None of the conversion features on the 4.25% Convertible Notes were triggered in the second quarter ended June 30, 2010.
Notes Payable to a Finance Company
     Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2005 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. As of June 30, 2010, the remaining unamortized premium was $2.1 million.
Mortgage Notes
     Sonic has mortgage financing related to several of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and December 2029. The weighted average interest rate was 5.11% at June 30, 2010.
Derivative Instruments and Hedging Activities
     At June 30, 2010 Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at June 30, 2010 was a liability of $36.3 million included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.7		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.6		4.655%	one-month LIBOR	December 10, 2017
$8.8		6.860%	one-month LIBOR	August 1, 2017
$7.1		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015

(1)	One-month LIBOR was 0.348% at June 30, 2010.

(2)	After December 31, 2009 changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 2, 2012.
     During the first quarter ended March 31, 2009, Sonic settled two $100.0 million notional fixed swaps with a payment to the counterparty of $16.5 million. This settlement loss was deferred and is being amortized into earnings over the swaps’ initial remaining term.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     During the second quarter ended June 30, 2010, Sonic entered into two $100.0 million notional forward-starting interest rate swap agreements which become effective in July 2012 and terminate in July 2015. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps will be recorded in other comprehensive income (loss), net of related income taxes, in the Condensed Consolidated Statements of Stockholders’ Equity.
     As a result of the refinancing of Sonic’s 2006 Credit Facility and the new terms of the 2010 Credit Facilities, at December 31, 2009 it was determined that it was no longer probable that Sonic would incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. At June 30, 2010, Sonic estimates that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million and it is reasonably possible that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be between $400.0 million and $450.0 million. As a result, for the second quarter and six-month period ended June 30, 2010, non-cash charges of approximately $2.2 million and $3.9 million, respectively, related to $65.0 million in notional of the Fixed Swaps and amortization of amounts in accumulated other comprehensive income (loss) related to other existing and terminated cash flow swaps were included in interest expense, non-cash, cash flow swaps in the accompanying Condensed Consolidated Statements of Income.
     For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $4.3 million and $3.7 million for the second quarter ended June 30, 2009 and 2010, respectively, and $9.7 million and $8.7 million for the six-month period ended June 30, 2009 and 2010, respectively. This expense is included in interest expense, other, net in the accompanying Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income (loss) into results of operations during the next twelve months is approximately $4.7 million.
7. Stock-Based Compensation
     Sonic currently has two active stock compensation plans and two inactive stock compensation plans which only have grants outstanding (collectively, the “Stock Plans”). See Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009 for a more detailed description of the Stock Plans. A summary of the status of the stock options related to the Stock Plans is presented below:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

				Weighted Average
	Options	Exercise Price	Weighted Average	Remaining	Aggregate
	Outstanding	Per Share	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)			(in years)	(in thousands)

Balance — December 31, 2009	4,014	$1.81 - $37.50	$15.48	5.9	$12,349

Exercised	(238)	$1.81 - $11.19	5.31
Forfeited	(65)	$1.81 - $37.50	17.33

Balance — June 30, 2010	3,711	$1.81 - $37.50	$16.10	5.4	$8,379

Exercisable	2,790	$1.81 - $37.50	$20.73	4.3	$2,235

Six Months Ended
(dollars in thousands)	June 30, 2010

Fair Value of Options Vested	$1,307
Intrinsic Value of Options Exercised	$1,567
     Sonic recognized compensation expense related to stock options within selling, general and administrative expenses of $0.2 million and $0.1 million in the second quarter ended June 30, 2009 and 2010, respectively, and $0.3 million in each of the six-month periods ended June 30, 2009 and 2010. Tax benefits recognized related to the compensation expenses were $0.1 million for each of the second quarter and six-month period ended June 30, 2009 and 2010. The total compensation cost related to unvested options not yet recognized at June 30, 2010 was $0.8 million and is expected to be recognized over a weighted average period of 1.7 years.
     A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted	Weighted Average
	Stock and Restricted	Grant Date Fair
	Stock Units	Value
	(in thousands)

Balance — December 31, 2009	313	$17.45
Granted	502	10.34
Forfeited	(4)	10.30
Vested	(291)	17.16

Balance — June 30, 2010	520	$10.89

     In the six-month period ended June 30, 2010, 472,305 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s executive officers and certain other officers and employees under the Stock Plans. Awards made in the six-month period ended June 30, 2010 vest one-third annually over a three year period from the grant date. The shares and units granted in conjunction with 2010 incentive compensation for executive officers are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share and customer satisfaction index performance for the 2010 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer. These awards are generally subject to the same restrictions and rights as the awards granted in prior years to certain executive officers. In the second quarter ended June 30, 2010, 30,000 restricted shares of Class A common stock were awarded to Sonic’s Non-Employee Directors. These awards vest in full on the first anniversary of the grant date and are not subject to any performance criteria.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Sonic recognized compensation expense related to restricted stock and restricted stock units within selling, general and administrative expenses of $0.4 million and $0.6 million in the second quarter ended June 30, 2009 and 2010, respectively, and $1.1 million and $1.2 million in the six-month period ended June 30, 2009 and 2010, respectively. Sonic recognized $0.1 million and $0.2 million of tax benefit related to the compensation expenses for the second quarter ended June 30, 2009 and 2010, respectively, and $0.4 million and $0.5 million for the six-month period ended June 30, 2009 and 2010, respectively. Total compensation cost related to unvested restricted stock and restricted stock units not yet recognized at June 30, 2010 was $4.6 million, and is expected to be recognized over a weighted average period of 2.5 years.
8. Per Share Data and Stockholders’ Equity
     The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under the Stock Plans. The following table illustrates the dilutive effect of such items on earnings per share for the second quarter and six-month period ended June 30, 2009 and 2010:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Second Quarter Ended June 30, 2009
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income (Loss)
	Class A & B		Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(dollars in thousands except per share amounts)
Earnings (Loss) and Shares	40,968	$3,564		$(3,538)		$26
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(28)		—		(28)

Basic Earnings (Loss) Per Share	40,968	$3,536	$0.09	$(3,538)	$(0.09)	$(2)	$—
Effect of Dilutive Securities:
Stock Plans	636	—		—		—

Diluted Earnings (Loss) Per Share	41,604	$3,536	$0.08	$(3,538)	$(0.08)	$(2)	$—

	For the Second Quarter Ended June 30, 2010
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
	Class A & B		Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(dollars in thousands except per share amounts)
Earnings (Loss) and Shares	52,249	$9,281		$(845)		$8,436
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(91)		—		(91)

Basic Earnings (Loss) Per Share	52,249	$9,190	$0.18	$(845)	$(0.02)	$8,345	$0.16
Effect of Dilutive Securities:
Contingently Convertible
Debt (2009 5.0% Convertibles)	12,890	2,116		11		2,127
Stock Plans	668	—		—		—

Diluted Earnings (Loss) Per Share	65,807	$11,306	$0.17	$(834)	$(0.01)	$10,472	$0.16

	For the Six Months Ended June 30, 2009
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
			Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(amounts in thousands except per share amounts)
Earnings (Loss) and Shares	40,536	$8,028		$(6,324)		$1,704
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(62)		—		(62)

Basic Earnings (Loss) Per Share	40,536	$7,966	$0.20	$(6,324)	$(0.16)	$1,642	$0.04
Effect of Dilutive Securities:
Stock Plans	438	—		—		—

Diluted Earnings (Loss) Per Share	40,974	$7,966	$0.19	$(6,324)	$(0.15)	$1,642	$0.04

	For the Six Months Ended June 30, 2010
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
			Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(amounts in thousands except per share amounts)
Earnings (Loss) and Shares	52,070	$15,591		$(3,001)		$12,590
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(154)		—		(154)

Basic Earnings (Loss) Per Share	52,070	$15,437	$0.30	$(3,001)	$(0.06)	$12,436	$0.24
Effect of Dilutive Securities:
Stock Plans	679	—		—		—

Diluted Earnings (Loss) Per Share	52,749	$15,437	$0.29	$(3,001)	$(0.05)	$12,436	$0.24

     In addition to the stock options included in the table above, options to purchase 2.8 million shares and 2.3 million shares of Class A common stock were outstanding at June 30, 2009 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive. In addition, in the event the effect of potentially dilutive shares associated with any of Sonic’s convertible notes were anti-dilutive, the effect of those shares have also been excluded from the computation of diluted earnings per share.

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
     Several private civil actions have been filed against Sonic Automotive, Inc. and several of its dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of Sonic’s South Carolina subsidiaries. This group of plaintiffs’ attorneys has filed another private civil class action lawsuit in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.
     On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from a Sonic dealership a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from a Sonic dealership in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants’ assertions and potential damages will still have to be proven through the remainder of the arbitration. The Arbitrator has stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. Sonic will seek review of the class certification ruling by a court of competent jurisdiction and will continue to press its argument that this action is not suitable for a class-based arbitration.
     Sonic intends to continue its vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.
     Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Recorded at December 31, 2009 and June 30, 2010 were $9.2 million and $8.4 million, respectively, in reserves that Sonic has provided for pending proceedings.
Guarantees and Indemnification Obligations:
     In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, Sonic’s dealership subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk was approximately $106.0 million as of December 31, 2009. See Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion.
     In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $13.9 million and $14.2 million at December 31, 2009 and June 30, 2010, respectively. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material.
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
     Assets or liabilities recorded at fair value in the accompanying balance sheet as of June 30, 2010 are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(dollars in millions)	Total	(Level 1)	(Level 2)	(Level 3)
Cash Flow Swaps (1)	$36.3	—	$36.3	—

Total	$36.3	$—	$36.3	$—

(1)	— Included in Other Long-Term Liabilities in the accompanying Condensed Consolidated Balance Sheet.
     As of December 31, 2009 and June 30, 2010, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, payables for acquisitions, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
     The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	(dollars in thousands)
	December 31, 2009		June 30, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

9.00% Senior Subordinated Notes (1)	$—	$—	$212,100	$208,684

8.625% Senior Subordinated Notes (1)	$266,750	$273,455	$63,722	$62,544

5.0% Convertible Senior Notes (1)	$188,072	$142,743	$167,325	$145,206

4.25% Convertible Senior Subordinated Notes (1)	$16,363	$16,423	$16,000	$15,726

Mortgage Notes (2)	$78,333	$78,424	$77,175	$77,270

Notes Payable to a Finance Company (2)	$17,859	$20,260	$16,783	$18,850

(1)	As determined by market quotations as of June 30, 2010.

(2)	As determined by discounted cash flows.
11. Subsequent Events
     On July 19, 2010, Sonic issued a notice of redemption to redeem $20.0 million aggregate principal amount of the 8.625% Notes at the applicable redemption price (101.438% of the principal redeemed) plus accrued but unpaid interest, with redemption to occur on August 18, 2010. Sonic will record a loss on extinguishment of debt of approximately $0.3 million upon redemption. See Note 6 for further discussion of the 8.625% Notes.

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
Overview
     We are one of the largest automotive retailers in the United States. As of June 30, 2010, we operated 142 dealership franchises, representing 29 different brands of cars and light trucks, at 119 locations and 26 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers.
     Although General Motors had attempted to sell its Hummer brand, on April 7, 2010, General Motors announced it plans to discontinue its Hummer brand. As of June 30, 2010, we operated three Hummer franchises at three multi-franchise dealership locations. All three of our Hummer franchises are scheduled to be terminated prior to October 31, 2010 in accordance with the termination agreement reached with General Motors. In the year ended December 31, 2009, we only sold approximately 110 Hummer new vehicle units at retail. As a result, we do not expect the terminations of these franchises to have a material impact on our operations, financial position or cash flows.
     In the six-month period ended June 30, 2010, Toyota Motor Corporation issued recalls affecting certain of its most popular models in certain model years due to design problems with accelerator pedals and anti-lock brake systems. Toyota Motor Corporation had also instructed its dealerships to stop selling vehicles affected by the accelerator pedal recall until it developed a solution to the design problem and provided the necessary parts and instructions to fix the issue. During the period of time when affected vehicles could not be sold, Toyota Motor Corporation offered its dealers floor plan assistance to help reduce dealers’ cost of carrying vehicles which dealers could not sell due to the recall, which helped to reduce our interest expense, floor plan. As of June 30, 2010, we operated 11 Toyota franchises. During the six-month period ended June 30, 2010, we experienced a benefit to our fixed operations business as a result of work performed on vehicles affected by the recall which was paid for by the manufacturer and provided free of charge to the customer. We cannot estimate how this recall will affect consumer preferences over the long-term.
     The following is a detail of our new vehicle revenues by brand for the second quarter and six-month period ended June 30, 2009 and 2010:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Percentage of New Vehicle Revenue		Percentage of New Vehicle Revenue
	Second Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Brand (1)

BMW	16.7%	16.2%	17.4%	16.1%
Honda	15.8%	15.1%	15.3%	14.7%
Toyota	11.1%	11.0%	11.0%	11.0%
Mercedes	8.4%	9.6%	9.5%	10.1%
Ford	10.7%	8.7%	10.3%	8.8%
General Motors (2)	7.6%	7.3%	7.2%	7.1%
Lexus	5.6%	5.8%	5.6%	6.1%
Cadillac	3.7%	4.9%	4.2%	5.1%
Other (3)	4.0%	3.5%	4.0%	3.4%
Audi	2.8%	3.0%	2.6%	3.0%
Volkswagen	2.5%	2.5%	2.2%	2.3%
Hyundai	1.9%	2.2%	1.9%	2.1%
Land Rover	1.6%	2.1%	1.6%	2.0%
Porsche	1.6%	1.7%	1.4%	1.7%
Infiniti	1.2%	1.4%	1.2%	1.4%
Nissan	0.8%	1.3%	0.8%	1.4%
Volvo	1.5%	1.3%	1.2%	1.3%
Other Luxury (4)	1.2%	1.0%	1.1%	1.0%
Acura	0.7%	0.9%	0.8%	0.9%
Chrysler (5)	0.6%	0.5%	0.7%	0.5%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to June 30, 2009 which had not been previously included in discontinued operations, or include previously held for sale franchises which subsequently were reclassified to held and used. See Notes 1 and 2 to our accompanying unaudited Consolidated Financial Statements which discuss these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, GMC and Chevrolet.

(3)	Includes KIA, Mini, Scion and Subaru.

(4)	Includes Hummer, Jaguar and Saab.

(5)	Includes Chrysler, Dodge and Jeep.
Results of Operations
     The following discussions are based on reported figures. Same store amounts do not vary significantly from reported totals because there have not been any significant acquisitions in the last 24 months.
New Vehicles
     The automobile retail industry uses the Seasonally Adjusted Annual Rate (“SAAR”) to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and locations in which we do not operate.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	SAAR (in millions of vehicles)
	2009	2010	% Change
Second Quarter Ended June 30,	9.6	11.3	17.7%
Six Months Ended June 30,	9.6	11.2	16.7%
     Our reported new vehicle (including fleet) results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change		% Change
Reported:
Revenue	$772,296	$902,452	$130,156		16.9%
Gross profit	$52,223	$61,121	$8,898		17.0%
Unit sales	24,146	27,126	2,980		12.3%
Revenue per Unit	$31,984	$33,269	$1,285		4.0%
Gross profit per unit	$2,163	$2,253	$90		4.2%
Gross profit as a % of revenue	6.8%	6.8%	—	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change		% Change
Reported:
Revenue	$1,477,819	$1,687,050	$209,231		14.2%
Gross profit	$99,063	$115,620	$16,557		16.7%
Unit sales	45,995	50,462	4,467		9.7%
Revenue per Unit	$32,130	$33,432	$1,302		4.1%
Gross profit per unit	$2,154	$2,291	$137		6.4%
Gross profit as a % of revenue	6.7%	6.9%	20	bps
     New vehicle revenues for the second quarter and six-month period ended June 30, 2010 increased from the same periods in the prior year due to higher new unit sales volume coupled with an increase in revenue per unit. Our luxury, import and domestic stores experienced increases of 22.1%, 17.7% and 2.8%, respectively, during the second quarter ended June 30, 2010 and increases of 17.6%, 14.9% and 6.2%, respectively, for the six-month period ended June 30, 2010.
     New vehicle unit volume increased at our luxury stores in the second quarter and six-month period ended June 30, 2010 by 18.4% and 13.7%, respectively, when compared to the same prior year periods. The increase in luxury new vehicle unit sales volume was led by our Cadillac and Mercedes stores, which posted increases of 56.2% and 28.0%, respectively, during the second quarter ended June 30, 2010 and 36.6% and 15.4%, respectively, for the six-month period ended June 30, 2010. During the second quarter ended June 30, 2010, our Cadillac stores outperformed the Cadillac national industry new unit sales, while our Mercedes stores performed consistently with the Mercedes national industry new unit increase. When compared to national industry new unit increases for the six-month period ended June 30, 2010, our Cadillac stores outperformed the Cadillac national industry new unit increase while our Mercedes stores underperformed their respective brand national industry new unit increases.
     New vehicle unit volume increased at our import stores in the second quarter and six-month period ended June 30, 2010 by 16.1% and 13.0%, respectively, when compared to the same prior year periods. The increase in import new vehicle unit sales was led by our Toyota and Honda stores, which posted increases of 12.1% and 11.3%, respectively, during the second quarter ended June 30, 2010 and 8.9% and 8.1%, respectively, for the six-month period ended June 30, 2010. During the second quarter and six-month period ended June 30, 2010, our Toyota and Honda stores underperformed the Toyota and Honda national industry unit sales volume.
     New vehicle unit volume (including fleet) decreased at our domestic stores in the second quarter and six-month period ended June 30, 2010 by 2.9% and 2.1%, respectively, when compared to the same prior year periods, primarily due to fleet unit volume decreases of 22.1% and 20.0%, respectively. Excluding fleet units, domestic new retail unit volume increased 11.1% and 11.2% for the second quarter and six-month period ended June 30, 2010, respectively, when compared to the same prior year periods. During the second quarter and six-month period ended June 30, 2010, our Ford stores (including fleet) experienced decreases of 11.7% and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
9.4%, respectively. Excluding fleet units, our Ford new retail unit volume increased 17.5% and 20.5% for the second quarter and six-month period ended June 30, 2010, respectively, when compared to the same prior year periods. Our non-Cadillac GM stores new vehicle unit volume (including fleet) increased 12.8% for each of the second quarter and six-month period ended June 30, 2010. During the second quarter and six-month period ended June 30, 2010, our non-Cadillac GM and Ford stores underperformed their respective national industry unit increases.
     New vehicle unit volume increases were led by our North Carolina, San Francisco – North Bay, South Los Angeles and Florida markets. Collectively, these markets generated 24.9% and 25.5% of our new vehicle unit volume in the second quarter and six-month period ended June 30, 2010, respectively. The increase in our North Carolina market was primarily due to strong performance in our Cadillac business. Increases in our California and Florida markets were a result of improving business conditions and the significant declines in these regions in the same prior year periods.
     For the second quarter and six-month period ended June 30, 2010, new vehicle revenue per unit increased 4.0% and 4.1%, respectively, over the same period in the prior year. This increase is due primarily to shifts in our sales mix. Our new luxury and import unit volume as a percentage of total new vehicle unit volume increased 430 basis points and 330 basis points in the second quarter and six-month period ended June 30, 2010, respectively, compared to the same prior year period. We believe the increase in new luxury and import unit volume is due primarily to improved economic conditions compared to the same prior year period.
     Increases in new vehicle gross profit for the second quarter and six-month period ended June 30, 2010, as compared to the same period in the prior year, were primarily due to a higher mix of luxury and import vehicles which generally generate higher gross profit dollars per vehicle. The increase in import and luxury new vehicle units retailed is primarily due to the improved economic conditions as compared to the same period in the prior year.
Used Vehicles
     Our reported used vehicle results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change		% Change
Reported:
Revenue	$382,091	$470,365	$88,274		23.1%
Gross profit	$31,081	$36,432	$5,351		17.2%
Unit sales	20,568	24,624	4,056		19.7%
Revenue per Unit	$18,577	$19,102	$525		2.8%
Gross profit per unit	$1,511	$1,480	$(31)		(2.1%)
Gross profit as a % of revenue	8.1%	7.7%	(40)	bps
CPO revenue	$196,861	$222,464	$25,603		13.0%
CPO unit sales	7,814	8,431	617		7.9%

	Six Months Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change		% Change
Reported:
Revenue	$710,381	$892,656	$182,275		25.7%
Gross profit	$61,846	$69,850	$8,004		12.9%
Unit sales	37,924	46,326	8,402		22.2%
Revenue per Unit	$18,732	$19,269	$537		2.9%
Gross profit per unit	$1,631	$1,508	$(123)		(7.5%)
Gross profit as a % of revenue	8.7%	7.8%	(90)	bps
CPO revenue	$383,558	$428,261	$44,703		11.7%
CPO unit sales	15,498	16,125	627		4.0%
     Used vehicle unit volume increased by 19.7% and 22.2% for the second quarter and six-month period ended June 30, 2010, respectively, as compared to the same period in the prior year. This increase is primarily due to the implementation of our used vehicle playbook which standardizes used vehicle inventory management, pricing and marketing processes. Our used vehicle

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
playbook focuses on better management of trade-ins and used vehicle inventory to improve the quantity and quality of used vehicles at each of our stores, thereby increasing the number of used vehicle units that can be sold at retail versus those sold through wholesale channels. Our California and Mid-Atlantic markets experienced significant used vehicle unit volume increases in both the second quarter and six-month period ended June 30, 2010 as compared to the same prior year periods, primarily as a result of the implementation of our used vehicle playbook.
     For the second quarter and six-month period ended June 30, 2010, gross profit per unit for used vehicles declined by 2.1% and 7.5%, respectively, over the same prior year period. The reduction in gross profit per unit was primarily driven by our effort to retail a higher volume of units and improve management of our inventory. We believe the higher used vehicle gross profit dollars generated by our used vehicle department through volume increases along with the benefits to our fixed operations business (reconditioning used vehicles) and effects of incremental F&I activity more than offset the effects of lower gross profit per used vehicle unit.
Wholesale Vehicles
     Our reported wholesale results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change		% Change
Reported:
Revenue	$33,903	$30,111	$(3,792)		(11.2%)
Gross profit	$(1,242)	$(1,847)	$(605)		(48.7%)
Unit sales	5,313	5,266	(47)		(0.9%)
Revenue per Unit	$6,381	$5,718	$(663)		(10.4%)
Gross profit per unit	$(234)	$(351)	$(117)		(50.0%)
Gross profit as a % of revenue	(3.7%)	(6.1%)	(240)	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change		% Change
Reported:
Revenue	$71,359	$61,389	$(9,970)		(14.0%)
Gross profit	$(1,307)	$(2,523)	$(1,216)		(93.0%)
Unit sales	11,826	10,459	(1,367)		(11.6%)
Revenue per Unit	$6,034	$5,870	$(164)		(2.7%)
Gross profit per unit	$(111)	$(241)	$(130)		(117.1%)
Gross profit as a % of revenue	(1.8%)	(4.1%)	(230)	bps
     During the second quarter and six-month period ended June 30, 2010, wholesale vehicle gross loss per unit increased significantly compared to the same period in the prior year. This is primarily due to the increased focus on retailing used vehicles at a potential higher profit that were previously disposed through our wholesale channels. In addition, our used vehicle retail strategy has necessitated higher unit inventory balances, which combined with our strict inventory control practices results in a greater risk that aged units that cannot generate positive gross profit through the retail channel will end up being liquidated through wholesale channels. See previous heading, “Used Vehicles”.
Parts, Service and Collision Repair (“Fixed Operations”)
     Our reported fixed operations results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands)	2009	2010	Change		% Change
Reported:
Revenue
Parts	$147,546	$150,969	$3,423		2.3%
Service	114,079	123,082	9,003		7.9%
Collision Repair	12,407	13,044	637		5.1%

Total	$274,032	$287,095	$13,063		4.8%

Gross profit
Parts	$50,838	$50,204	$(634)		(1.2%)
Service	80,948	86,125	5,177		6.4%
Collision Repair	7,005	6,997	(8)		(0.1%)

Total	$138,791	$143,326	$4,535		3.3%

Gross profit as a % of revenue
Parts	34.5%	33.3%	(120)	bps
Service	71.0%	70.0%	(100)	bps
Collision Repair	56.5%	53.6%	(290)	bps

Total	50.6%	49.9%	(70)	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands)	2009	2010	Change		% Change
Reported:
Revenue
Parts	$295,837	$298,846	$3,009		1.0%
Service	223,683	241,327	17,644		7.9%
Collision Repair	25,181	25,509	328		1.3%

Total	$544,701	$565,682	$20,981		3.9%

Gross profit
Parts	$100,427	$99,682	$(745)		(0.7%)
Service	158,435	169,837	11,402		7.2%
Collision Repair	14,208	13,918	(290)		(2.0%)

Total	$273,070	$283,437	$10,367		3.8%

Gross profit as a % of revenue
Parts	33.9%	33.4%	(50)	bps
Service	70.8%	70.4%	(40)	bps
Collision Repair	56.4%	54.6%	(180)	bps

Total	50.1%	50.1%	0	bps
     Overall fixed operations gross margin rates decreased 70 basis points for the second quarter ended June 30, 2010, primarily due to lower customer pay and internal margin rates compared to the same prior year period, and were flat for the six-month period ended June 30, 2010, compared to the same prior year period. Warranty gross margin rates increased 210 basis points and 230 basis points in the second quarter and six-month period ended June 30, 2010, respectively, over the comparative prior year period, primarily due to the Toyota recalls that occurred in 2010. The increase in sublet gross margin rates of 150 basis points and 140 basis points for the quarter and six-month period ended June 30, 2010, respectively, was driven by the large number of hail damage claims in the current period.
     Our domestic, import, and luxury brands all experienced increases in overall fixed operations revenue, as compared to the same period in 2009, increasing 10.6%, 9.9%, and 1.7%, respectively, for the second quarter ended June 30, 2010, and 7.2%, 8.7%, and 1.5%, respectively, for the six-month period ended June 30, 2010. Ford, Toyota, and Cadillac experienced significant increases in overall fixed operations revenue, increasing 14.3%, 15.7%, and 11.2%, respectively, for the second quarter ended June 30, 2010, and 5.8%, 12.7%, and 10.3%, respectively, for the six-month period ended June 30, 2010 when compared to the same prior year period.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     Overall fixed operations customer pay revenue increased 2.1% and 2.4% for the second quarter and six-month period ended June 30, 2010, respectively, compared to the same period in the prior year. Our Cadillac dealerships had the most significant increase in customer pay revenue in the second quarter, up 12.5%, partially due to the closure of competing Cadillac stores. Lexus dealerships had the most significant increase in customer pay revenue during the six-month period ended June 30, 2010, up 15.4% as compared to the same prior year period. Warranty revenue, which typically accounts for 16% to 18% of our fixed operations revenue, declined 7.7% and 9.3% for the second quarter and six-month period ended June 30, 2010, respectively, compared to the same prior year period. Our Lexus dealerships experienced significant decreases in warranty revenue, declining 46.8% and 47.2% in the second quarter and six-month period ended June 30, 2010, respectively, compared to the same prior year period due to recalls in the prior year period. Our Toyota stores continued to experience significant increases in warranty revenue, increasing 67.0% and 84.6% in the second quarter and six-month period ended June 30, 2010, respectively, due to recalls that occurred in 2010. The mix of customer pay and warranty revenue can be affected by consumer spending habits and changes in manufacturer warranty programs.
Finance, Insurance and Other (“F&I”)
     Our reported F&I results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands except per unit data)	2009	2010	Change	% Change
Reported:
Revenue	$38,847	$45,985	$7,138	18.4%
Gross profit per retail unit (excluding fleet)	$922	$929	$7	0.8%

	Six Months Ended June 30,		Better / (Worse)
(in thousands except per unit data)	2009	2010	Change	% Change
Reported:
Revenue	$74,000	$86,959	$12,959	17.5%
Gross profit per retail unit (excluding fleet)	$936	$937	$1	0.1%
     F&I revenue increased in the second quarter ended June 30, 2010 primarily due to increases in new retail and used unit volume of 15.2% and 19.7%, respectively, as compared to the same prior year period. Likewise, F&I revenue increased in the six-month period ended June 30, 2010 due to increases in new retail and used unit volume of 12.8% and 22.2%, respectively, as compared to the same prior year period. These increases in unit volume resulted in increases in new and used finance contract gross revenue of 26.9% and 42.9%, respectively, for the second quarter ended June 30, 2010. New and used finance contract gross revenue also increased for the six-month period ended June 30, 2010 by 25.3% and 45.6%, respectively. Penetration rates continued to deteriorate for the second quarter and six-month period ended June 30, 2010. However, this was offset by an increase in F&I revenue per unit of 0.8% and 0.2% for the second quarter and six-month period ended June 30, 2010, respectively.
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
     Our SG&A reported results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Second Quarter Ended June 30,		Better / (Worse)
(in thousands)	2009	2010	Change		% Change
Reported Expense:
Compensation	$117,740	$135,845	$(18,105)		(15.4%)
Advertising	11,220	12,964	(1,744)		(15.5%)
Rent and Rent Related	32,132	32,717	(585)		(1.8%)
Other	44,675	46,846	(2,171)		(4.9%)

Total	$205,767	$228,372	$(22,605)		(11.0%)

SG&A as a % of gross
Compensation	45.3%	47.7%	(240)	bps
Advertising	4.3%	4.5%	(20)	bps
Rent and Rent Related	17.3%	16.5%	80	bps
Other	12.3%	11.4%	90	bps

Total	79.2%	80.1%	(90)	bps

	Six Months Ended June 30,		Better / (Worse)
(in thousands)	2009	2010	Change		% Change
Reported Expense:
Compensation	$232,858	$266,821	$(33,963)		(14.6%)
Advertising	22,115	24,294	(2,179)		(9.9%)
Rent and Rent Related	65,111	66,328	(1,217)		(1.9%)
Other	91,147	94,422	(3,275)		(3.6%)

Total	$411,231	$451,865	$(40,634)		(9.9%)

SG&A as a % of gross
Compensation	45.9%	48.3%	(240)	bps
Advertising	4.4%	4.4%	0	bps
Rent and Rent Related	18.0%	17.0%	100	bps
Other	12.9%	12.0%	90	bps

Total	81.2%	81.7%	(50)	bps
     The increase in overall SG&A expense can largely be attributed to a greater level of business activity (revenues and gross profit) as well as higher compensation costs related to ecommerce and centralized used vehicle buying initiatives.
     Total advertising costs as a percentage of gross profit increased slightly for the second quarter ended June 30, 2010 and were flat for the six-month period ended June 30, 2010, compared to the same prior year period.
     Rent and rent related expenses decreased as a percentage of gross profit primarily due to improved gross profit levels for both the quarter and six-month period ended June 30, 2010, compared to the same prior year period.
     For the six-month period ended June 30, 2010, other SG&A expenses increased from the prior year period primarily related to a $2.4 million mark-to-market gain on derivative liabilities recognized in the prior year period in addition to a loss of approximately $0.6 million from hail damage in our Mid-Atlantic region in the second quarter ended June 30, 2010. Adjusted for these items, overall SG&A as a percentage of gross profit would have improved slightly compared to the prior year period for both the second quarter and six-month period ended June 30, 2010.
Impairment Charges
     Impairment charges were immaterial in the second quarter and six-month period ended June 30, 2010. In the second quarter and six-month period ended June 30, 2009, Sonic recorded total impairment charges of $6.9 million and $8.5 million, respectively, $5.0 million and $5.1 million of which were recorded in continuing operations in the second quarter and six-month period ended June 30, 2009, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Depreciation and Amortization
     Reported depreciation and amortization expense increased $0.5 million, or 6.0%, in the second quarter ended June 30, 2010, and increased $1.2 million, or 7.8%, in the six-month period ended June 30, 2010, as compared to the same period last year. These increases are primarily related to stores that were classified as continuing operations for the current period but were previously held for sale in discontinued operations during the same period of the prior year. While being held for sale in the prior year period, the fixed assets for these stores were not depreciated in accordance with “Property, Plant and Equipment” in the ASC.
Interest Expense, Floor Plan
     Floor plan interest expense for new vehicles decreased approximately $0.3 million, or 6.4% and $0.8 million, or 7.9%, in the second quarter and six-month period ended June 30, 2010, respectively, compared to the second quarter and six-month period ended June 30, 2009, respectively. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships was relatively flat at 2.7% for both the second quarter and six-month period ended June 30, 2010 when compared to the second quarter and six-month period ended June 30, 2009. The average floor plan balance for new vehicles decreased by approximately $28.0 million and $75.5 million for the second quarter and six-month period ended June 30, 2010, respectively, compared to the same periods in the prior year.
     Floor plan interest expense for used vehicles increased approximately $0.3 million, or 72.3%, and $0.5 million, or 74.0%, in the second quarter and six-month period ended June 30, 2010, respectively, compared to the second quarter and six-month period ended June 30, 2009. The weighted average used vehicle floor plan interest rate incurred by continuing dealerships increased to 3.4% and 2.6% for the second quarter and six-month period ended June 30, 2010, respectively, from 2.2% and 1.8% for the second quarter and six-month period ended June 30, 2009, which accounts for the majority of the increase in floor plan interest expense.
Interest Expense, Other, Net
     The change in interest expense, other, between the second quarter and six-month period ended June 30, 2009 and 2010 is summarized in the table below:

	Increase / (Decrease) in Interest Expense, Other
	Second Quarter Ended	Six Months Ended
(dollars in millions)	June 30, 2010	June 30, 2010

Debt balances —
— Decrease in debt balances	$(1.1)	$(1.9)
Other factors —
— Increase in capitalized interest	(0.3)	(0.1)
— Decrease in interest expense related to variable to fixed rate swaps	(0.5)	(1.0)
— Lower deferred loan cost amortization	(6.4)	(6.0)
— Lower interest allocation to discontinued operations	0.4	1.2
— Other	0.4	0.7

	$(7.5)	$(7.1)

     For approximately half of the month of March 2010 and half of the month of April 2010, we carried and incurred interest expense for both the 9.0% Notes issued March 12, 2010 and the $200.0 million in aggregate principal of our 8.625% Notes which we redeemed on April 12, 2010 using the net proceeds from the 9.0% Notes issuance and cash on hand. As such, this double carry effect increased our interest expense by approximately $1.5 million, which partially offset the amount shown in the decrease in debt balances caption in the table above for the second quarter and six-month period ended June 30, 2010. Deferred loan cost amortization decreased for the second quarter and six-month period ended June 30, 2010 when compared to the prior year as a result of debt restructuring charges incurred in the prior year period.
Interest Expense, Non-Cash, Convertible Debt
     Non-cash convertible debt interest expense is comprised of the amortization of the debt discount and deferred loan costs associated with our various convertible notes. The initial debt discount was determined based on a valuation of the debt component

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
of these notes and is being amortized monthly to interest expense over the life of the notes. See our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the adoption of “Debt with Conversion and Other Options” in the ASC.
     For the second quarter and six-month period ended June 30, 2010, non-cash convertible debt interest expense decreased by approximately $1.9 million and $2.9 million, respectively, when compared to the second quarter and six-month period ended June 30, 2009. These decreases are primarily a result of decreases in non-cash amortization of debt discount related to our various convertible notes due to the extinguishment or partial redemption of certain convertible note principal amounts.
Interest Expense, Non-Cash, Cash Flow Swaps
     We have entered into interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. As a result of the refinancing of our 2006 Credit Facility and the new terms of the 2010 Credit Facilities, at December 31, 2009 we determined it was no longer probable that we would incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. At June 30, 2010, we estimate that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million and it is reasonably possible that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be between $400.0 million and $450.0 million. As a result, non-cash charges were recorded in interest expense, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income related to $65.0 million in notional of the Fixed Swaps and amortization of amounts in accumulated other comprehensive income (loss) related to other terminated cash flow swaps. The non-cash charges for the second quarter and six-month period ended June 30, 2010 were $2.2 million and $3.9 million, respectively, and for the second quarter and six-month period ended June 30, 2009 were $1.9 million and $3.2 million, respectively. Changes in the fair value of $65.0 million of notional amount of certain cash flow swaps will be recognized through earnings. See Note 6 “Derivative Instruments and Hedging Activities” in the accompanying notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.
     For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes in the Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $3.7 million and $8.7 million in the second quarter and six-month period ended June 30, 2010, respectively, and $4.3 million and $9.7 million in the second quarter and six-month period ended June 30, 2009, respectively, and is included in interest expense, other, net in the accompanying Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income (loss) into results of operations during the next twelve months is approximately $4.7 million.
Other Income / (Expense)
     Sonic recorded a loss on extinguishment of debt of approximately $7.3 million in the second quarter ended June 30, 2010 related to the retirement of $212.1 million aggregate principal amount of the 8.625% Notes, discussed in Note 6 “Long-Term Debt”. The loss on extinguishment of debt is reflected in other income (expense), net in the accompanying Consolidated Statements of Income for the second quarter and six-month period ended June 30, 2010.
Income Taxes
     The overall effective tax rate from continuing operations was 40.4% and 41.5% for the second quarter and six-month period ended June 30, 2010, respectively. The overall effective tax rate from continuing operations was 45.0% for both the second quarter and six-month period ended June 30, 2009. The effective rate for the second quarter and six-month period ended June 30, 2010 was lower than the same prior year periods due to the shift in the distribution of taxable income between states in which we operate and lower expense effects related to tax positions as a result of “Accounting for Uncertainty in Income Taxes” in the ASC. At the end of 2009, income tax valuation allowances totaling $46.0 million were recorded related to certain deferred tax assets based on our judgment that it was more likely than not that we would not be able to realize recorded balances. This judgment was based on our operating loss generated in 2008 as a result of a goodwill impairment charge, results of operations in 2009 and the overall downturn in the economy of the United States and, in particular, the automotive retail industry. As of June 30, 2010, in our judgment, there is still significant uncertainty related to our ability to realize the recorded deferred tax assets. However, in the event circumstances change during the remainder of 2010, a portion or all of the valuation allowances currently recorded, with the exception of those related to state net operating loss carryforwards, may not be necessary. Accordingly, in the event we do reduce the level of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
valuation allowances recorded, our effective tax rate could be materially affected. Absent any activity related to income tax valuation allowances, we expect the effective tax rate for continuing operations in future periods to fall within a range of 39.0% to 43.0%.
Discontinued Operations
     The pre-tax losses from operations and the sale of discontinued franchises were as follows:

	(dollars in thousands)
	Second Quarter Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Loss from operations	$(2,000)	$(1,020)	$(3,341)	$(3,178)
Gain (loss) on disposal of franchises	(388)	1,082	(469)	1,353
Lease exit charges	(800)	(1,077)	(1,795)	(2,722)
Property impairment charges	(1,692)	—	(1,822)	—
Goodwill impairment charges	(187)	—	(1,586)	—

Pre-tax loss	$(5,067)	$(1,015)	$(9,013)	$(4,547)

Total Revenues	$68,715	$6,399	$142,416	$17,609

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
     Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries and are dependent, to a substantial degree, on the results of operations of these subsidiaries. For both the second quarter and six-month period ended June 30, 2009, the average SAAR of new vehicle sales was 9.6 million units compared to 11.3 million and 11.2 million units for the second quarter and six-month period ended June 30, 2010. At the current level of SAAR, we believe we will continue to be able to generate positive adjusted cash flows from operations (defined as cash flows from operating activities, net of net borrowings on notes payable floor plan — non-trade, which is included in cash flows from financing activities) in the foreseeable future.
Floor Plan Facilities
     The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) was relatively flat at 2.7% for both the second quarter and six-month period ended June 30, 2010 when compared to the second quarter and six-month period ended June 30, 2009. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the particular vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of June 30, 2010, and expect to be in compliance with the covenants for the foreseeable future.
     The weighted average interest rate for our used vehicle floor plan facility (both continuing and discontinued operations) was 3.4% and 2.6% for the second quarter and six-month period ended June 30, 2010, respectively, compared to 2.2% and 1.8% for the second quarter and six-month period ended June 30, 2009, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Long-Term Debt and Credit Facilities
     See Note 6, “Long-Term Debt” in the notes to the accompanying unaudited financial statements for a discussion of the replacement of the 2006 Credit Facility with the new 2010 Credit Facilities, the issuance of $210.0 million in aggregate principal amount of 9.0% Notes, the redemption of $200.0 million in aggregate principal amount of our 8.625% Notes, and subsequent repurchases of $12.1 million of principal of our 8.625% Notes and $1.0 million of principal of our 4.25% Notes. Also see Note 6 in the notes to the accompanying unaudited financial statements for discussions of compliance with debt covenants.
Dealership Dispositions
     During the six-month period ended June 30, 2010, we disposed of four dealerships. These dispositions generated cash of $10.7 million.
Capital Expenditures
     Our capital expenditures generally include purchases of land, the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the second quarter and six-month period ended June 30, 2010 were approximately $12.5 million and $21.2 million, respectively. As of June 30, 2010, contractual commitments to contractors for facility construction projects totaled approximately $29.9 million.
Stock Repurchase Program
     As of June 30, 2010, pursuant to previous authorizations from our Board of Directors, we had approximately $43.6 million available to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. Due to current economic conditions and liquidity concerns, we have curtailed our stock repurchase activities and do not anticipate significant activity during 2010. Under our 2010 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. Stock repurchases executed in the second quarter and six-month period ended June 30, 2010 relate to tax withholdings related to vesting of restricted stock and restricted stock units and the exercise of stock options.
Dividends
     Under our 2010 Credit Facilities, the 8.625% Notes and the 9.0% Notes, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. See Note 6, “Long-Term Debt” in the notes to the accompanying unaudited financial statements for a discussion of limitations on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy throughout 2010. There is no guarantee that dividends will be paid at any time in the future.
Cash Flows
     For the six-month period ended June 30, 2010, net cash provided by operating activities was approximately $204.7 million. This provision of cash was comprised primarily of cash inflows related to an increase in notes payable — floor plan — trade and a reduction in receivables, partially offset by an increase in inventories. Net cash used in investing activities during the six-month period ended June 30, 2010 was approximately $9.6 million. This use of cash was primarily comprised of purchases of property and equipment, partially offset by proceeds received from sales of franchises. Net cash used in financing activities for the six-month period ended June 30, 2010 was approximately $205.0 million. This use of cash was primarily comprised of net repayments of our notes payable — floor plan — non-trade, as the proceeds from long-term debt provided by the issuance of our 9.0% Notes were offset by the redemption of the 8.625% Notes and other debt repurchases during the second quarter.
     We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate consisting of commercial banks and manufacturer captive finance companies. Generally, our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as an operating cash flow). Our dealerships that

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
obtain floor plan financing from a syndicate of captive finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as a financing cash flow).
     Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of $30.1 million and $5.1 million for the six-month period ended June 30, 2009 and 2010, respectively. The shift between trade floor plan and non-trade floor plan during the six-month period ended June 30, 2010 was primarily due to the realignment in floor plan providers under the new 2010 Credit Facilities in combination with increasing inventory levels.
Guarantees and Indemnification Obligations
     In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 9 in the notes to the accompanying unaudited financial statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
Future Liquidity Outlook
     See Notes 1 and 6 of the notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of the issuance of 9.0% Notes and our replacement of the 2006 Credit Facility with the new 2010 Credit Facilities.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our variable rate notes payable—floor plan, 2010 Credit Facilities borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $838.9 million at June 30, 2010 ($442.7 million net of the effect of our cash flow swaps). A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.2 million in the six-month period ended June 30, 2010, substantially all of which would have resulted from notes payable—floor plan.
     In addition to our variable rate debt, as of June 30, 2010, approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low. Consequently, a change of 100 basis points in LIBOR would not cause a significant change in interest expense in the second quarter and six-month period ended June 30, 2010.
     We also have the Fixed Swaps to effectively convert a portion of our LIBOR based variable rate debt to a fixed rate. Under the terms of the Fixed Swaps interest rates reset monthly. The fair value of these swap positions at June 30, 2010 was a liability of $36.3 million included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets. See the previous discussion of “Interest Expense, Non-Cash, Cash Flow Swaps” in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.7		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.6		4.655%	one-month LIBOR	December 10, 2017
$8.8		6.860%	one-month LIBOR	August 1, 2017
$7.1		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015

(1)	One-month LIBOR was 0.348% at June 30, 2010.

(2)	After December 31, 2009 changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 2, 2012.
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
     Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions has been filed in South Carolina state court against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. This group of plaintiffs’ attorneys has filed another private civil class action lawsuit in state court in North Carolina seeking certification of a multi-state class of plaintiffs. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.
     On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from a Sonic dealership a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from a Sonic dealership in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants’ assertions and potential damages will still have to be proven through the remainder of the arbitration. The Arbitrator has stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. Sonic will seek review of the class certification ruling by a court of competent jurisdiction and will continue to press its argument that this action is not suitable for a class-based arbitration.
     We intend to continue our vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. Currently, we are unable to estimate a range of potential loss related to this matter.
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
     As of June 30, 2010, our total outstanding indebtedness was approximately $1.4 billion, including the following:
•	$800.0 million under the secured new and used inventory floor plan facilities that is classified as current, including $1.4 million classified as liabilities associated with assets held for sale;

•	$208.7 million in 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), representing $210.0 million in aggregate principal amount outstanding less unamortized discount of approximately $1.3 million;

•	$145.2 million in 5.0% Convertible Senior Notes due 2029 which are redeemable by us and putable by the holders after October 1, 2014 (the “5.0% Convertible Notes”), representing $172.5 million in aggregate principal amount outstanding less unamortized discount of approximately $27.3 million;

•	$15.7 million in 4.25% Convertible Senior Subordinated Notes due 2015 (the “4.25% Convertible Notes”), representing $16.0 million in aggregate principal amount outstanding less unamortized discount of approximately $0.3 million, all of which is classified as current;

•	$62.5 million in 8.625% Senior Subordinated Notes due 2013 (the “8.625% Notes”), representing $62.9 million in aggregate principal amount outstanding less unamortized net discount of approximately $0.4 million;

•	$116.4 million of mortgage notes, representing $116.2 million in aggregate principal amount plus unamortized premium of approximately $0.2 million, due from June 2013 to December 2029, with a weighted average interest rate of 5.1%; and

•	$25.1 million of other secured debt, representing $22.9 million in aggregate principal amount plus unamortized premium of approximately $2.2 million.
     We refer to the borrowing availability of up to $150.0 million under a syndicated revolving credit facility (the “2010 Revolving Credit Facility”), up to $321.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $50.0 million in borrowing availability for used vehicle inventory floor plan financing (the “2010 Floor Plan Facilities”). We refer to the 2010 Revolving Credit Facility and 2010 Floor Plan Facilities collectively as our “2010 Credit Facilities”. As of June 30, 2010, we had $85.4 million available for additional borrowings under the 2010 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances, and the market value of certain additional collateral. We are able to borrow under our 2010 Revolving Credit Facility only if, at the time of the borrowing we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (“Silo Floor Plan Facilities”) as well as our 2010 Floor Plan Facilities. In addition, the indentures relating to our 8.625% Notes, 9.0% Notes, 5.0% Convertible Notes, 4.25% Convertible Notes and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we are in compliance with the applicable terms of the respective indentures.
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
     As of June 30, 2010, we had approximately $816.0 million of debt payable in 2010. This amount included $800.0 million outstanding related to our revolving credit and new and used floor plan financing under the 2010 Credit Facilities and new and used floor plan financing under the Silo Floor Plan Facilities, in addition to $16.0 million principal outstanding related to our 4.25% Convertible Notes. See Note 6 in the notes to the accompanying unaudited financial statements for further discussion of the terms under the 2010 Credit Facilities and Silo Floor Plan Facilities.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The following table sets forth information about the shares of Class A Common Stock we repurchased during the second quarter ended June 30, 2010:

	( in thousands, except price per share amounts)

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
		Average	as Part of Publicly	May Yet Be Purchased
	Total Number of	Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased (1)	per Share	Programs (2)	Programs
April 2010	22	$12.12	22	$43,575
May 2010	0	$—	0	$43,575
June 2010	0	$—	0	$43,575

Total	22	$12.12	22	$43,575

(1)	Shares repurchased were a result of the delivery of shares by or withholding of shares from employees, including officers, and directors in satisfaction of withholding tax obligations upon vesting of restricted stock and restricted stock units and the exercise price of stock options.

(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

( in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000
     Under our 2010 Credit Facilities, 8.625% Notes and the 9.0% Notes, share repurchases and dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. See Note 6 to the accompanying unaudited financial statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of dividends and for a description of additional restrictions on the payment of dividends.

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

SONIC AUTOMOTIVE, INC.

Date: July 29, 2010	By:	/s/ O. BRUTON SMITH

O. Bruton Smith
Chairman and Chief Executive Officer

Date: July 29, 2010	By:	/s/ DAVID P. COSPER

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