Form 10-Q
period 2010-09-30
SONIC AUTOMOTIVE INC
filed 2010-10-28
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 22, 2010, there were 40,707,683 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements.
SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands except per share amounts)
(Unaudited)

	Third Quarter Ended		Nine Months Ended

	September 30,		September 30,
	2009	2010	2009	2010

Revenues:
New vehicles	$903,716	$937,709	$2,367,236	$2,611,988
Used vehicles	379,389	453,815	1,081,855	1,339,323
Wholesale vehicles	34,588	47,597	105,451	108,336

Total vehicles	1,317,693	1,439,121	3,554,542	4,059,647
Parts, service and collision repair	268,801	283,741	807,556	842,697
Finance, insurance and other	43,403	47,398	116,558	133,607

Total revenues	1,629,897	1,770,260	4,478,656	5,035,951
Cost of Sales:
New vehicles	(840,173)	(877,691)	(2,207,435)	(2,440,097)
Used vehicles	(347,187)	(418,576)	(986,355)	(1,231,720)
Wholesale vehicles	(36,216)	(49,053)	(108,275)	(112,270)

Total vehicles	(1,223,576)	(1,345,320)	(3,302,065)	(3,784,087)
Parts, service and collision repair	(132,018)	(143,141)	(400,328)	(421,711)

Total cost of sales	(1,355,594)	(1,488,461)	(3,702,393)	(4,205,798)
Gross profit	274,303	281,799	776,263	830,153
Selling, general and administrative expenses	(214,140)	(226,331)	(619,560)	(672,542)
Impairment charges	(620)	(87)	(5,707)	(132)
Depreciation and amortization	(8,131)	(8,731)	(23,865)	(25,729)

Operating income	51,412	46,650	127,131	131,750
Other income (expense):
Interest expense, floor plan	(4,533)	(5,430)	(14,925)	(15,615)
Interest expense, other, net	(18,277)	(15,226)	(57,998)	(48,024)
Interest expense, non-cash, convertible debt	7,818	(1,768)	1,556	(5,175)
Interest expense, non-cash, cash flow swaps	(2,180)	(1,484)	(5,359)	(5,402)
Other income (expense), net	2,449	(351)	2,519	(7,522)

Total other expense	(14,723)	(24,259)	(74,207)	(81,738)

Income from continuing operations before taxes	36,689	22,391	52,924	50,012
Income tax provision	(16,510)	(8,442)	(23,816)	(19,905)

Income from continuing operations	20,179	13,949	29,108	30,107
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(8,551)	(633)	(19,203)	(6,149)
Income tax benefit (expense)	3,966	(331)	7,393	1,617

Loss from discontinued operations	(4,585)	(964)	(11,810)	(4,532)

Net income	$15,594	$12,985	$17,298	$25,575

Basic earnings per share:
Earnings per share from continuing operations	$0.47	$0.26	$0.70	$0.57
Loss per share from discontinued operations	(0.10)	(0.01)	(0.28)	(0.09)

Earnings per share	$0.37	$0.25	$0.42	$0.48

Weighted average common shares outstanding	42,305	52,311	41,130	52,151

Diluted earnings per share:
Earnings per share from continuing operations	$0.24	$0.25	$0.48	$0.56
Loss per share from discontinued operations	(0.07)	(0.02)	(0.22)	(0.07)

Earnings per share	$0.17	$0.23	$0.26	$0.49

Weighted average common shares outstanding	63,195	65,851	52,529	65,711

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

		(Unaudited)
	December 31,	September 30,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$30,035	$10,623
Receivables, net	232,969	166,546
Inventories	795,275	863,917
Assets held for sale	12,167	13,548
Other current assets	14,937	15,582

Total Current Assets	1,085,383	1,070,216
Property and Equipment, net	382,085	392,173
Goodwill	469,482	468,516
Other Intangible Assets, net	80,806	79,563
Other Assets	51,099	61,633

Total Assets	$2,068,855	$2,072,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$214,871	$436,444
Notes payable - floor plan - non-trade	548,493	339,117
Trade accounts payable	55,345	47,968
Accrued interest	16,146	10,035
Other accrued liabilities	144,709	145,447
Liabilities associated with assets held for sale - non-trade	3,346	-
Current maturities of long-term debt	23,991	23,704

Total Current Liabilities	1,006,901	1,002,715
Long-Term Debt	552,150	529,632
Other Long-Term Liabilities	141,052	143,631
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $.01 par value; 100,000,000 shares authorized; 54,986,875 shares issued and 40,099,559 shares outstanding at December 31, 2009; 55,635,206 shares issued and 40,657,683 shares outstanding at September 30, 2010	550	556
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares outstanding at December 31, 2009 and September 30, 2010	121	121
Paid-in capital	662,186	666,401
Accumulated deficit	(35,180)	(9,604)
Accumulated other comprehensive income (loss)	(22,350)	(23,703)
Treasury stock, at cost (14,887,316 Class A shares held at December 31, 2009 and 14,977,523 Class A shares held at September 30, 2010)	(236,575)	(237,648)

Total Stockholders’ Equity	368,752	396,123

Total Liabilities and Stockholders’ Equity	$2,068,855	$2,072,101

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

								Accumulated
	Class A		Class B					Other	Total	Compre-
	Common Stock		Common Stock		Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	hensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Equity	Income
BALANCE AT DECEMBER 31, 2009	54,987	550	12,029	121	662,186	(35,180)	(236,575)	(22,350)	368,752

Shares awarded under stock compensation plans	292	3	-	-	1,185	-	-	-	1,188	-

Purchases of treasury stock	-	-	-	-	-	-	(1,073)	-	(1,073)	-

Income tax benefit associated with stock compensation plans	-	-	-	-	636	-	-	-	636	-

Income tax benefit associated with convertible note hedge	-	-	-	-	205	-	-	-	205	-

Fair value of interest rate swap agreements, net of tax benefit of $830	-	-	-	-	-	-	-	(1,353)	(1,353)	(1,353)

Stock-based compensation expense	-	-	-	-	419	-	-	-	419	-

Restricted stock amortization, net of forfeitures	-	-	-	-	1,773	-	-	-	1,773	-

Net income	-	-	-	-	-	25,575	-	-	25,575	25,575

Other	356	3	-	-	(3)	1	-	-	1	-

BALANCE AT SEPTEMBER 30, 2010	55,635	556	12,029	$121	$666,401	$(9,604)	$(237,648)	$(23,703)	$396,123	$24,222

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,298	$25,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	24,905	25,938
Provision for bad debt expense	1,255	756
Other amortization	1,242	1,242
Debt issuance cost amortization	9,909	2,702
Debt discount amortization, net of premium amortization	9,957	3,872
Stock - based compensation expense	437	419
Amortization of restricted stock	1,802	1,773
Restricted stock forfeiture	(182)	-
Deferred income taxes	(2,390)	(656)
Equity interest in earnings of investees	(501)	(585)
Asset impairment charges	9,116	132
Loss (gain) on disposal of franchises and property and equipment	(226)	(978)
Loss on exit of leased dealerships	7,511	2,321
Loss (gain) on retirement of debt	(2,095)	7,665
Derivative fair value adjustments	(11,300)	-
Changes in assets and liabilities that relate to operations:
Receivables	68,535	65,667
Inventories	383,205	(82,768)
Other assets	(24,362)	(14,706)
Notes payable - floor plan - trade	(92,597)	221,573
Trade accounts payable and other liabilities	41,207	(21,886)

Total adjustments	425,428	212,481

Net cash provided by operating activities	442,726	238,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(36,048)	(44,039)
Proceeds from sales of property and equipment	1,797	979
Proceeds from sale of franchises	22,839	24,644
Distributions from equity investees	300	600

Net cash used in investing activities	(11,112)	(17,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan - non-trade	(369,726)	(212,722)
Borrowings on revolving credit facilities	534,585	40,000
Repayments on revolving credit facilities	(584,854)	(40,000)
Proceeds from long-term debt	167,039	209,977
Principal payments on long-term debt	(162,948)	(4,673)
Increase in restricted cash	(106,913)	-
Settlement of cash flow swaps	(16,454)	-
Repurchase of debt securities	-	(233,190)
Purchase of treasury stock	(61)	(1,073)
Income tax benefit associated with stock compensation plans	-	636
Income tax benefit associated with convertible hedge	4,442	205
Issuance of shares under stock compensation plans	-	1,188
Issuance of common stock related to private placement	101,812	-

Dividends paid	(4,893)	-

Net cash used in financing activities	(437,971)	(239,652)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,357)	(19,412)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,971	30,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$614	$10,623

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $5,859 and tax benefit of $830 for the nine-month period ended September 30, 2009 and 2010, respectively)	$9,728	$(1,353)
Issuance of shares related to debt refinance	$3,947	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of amount capitalized	$90,116	$74,778
Income taxes	$(21,229)	$(15,289)

See notes to unaudited condensed consolidated financial statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
          Basis of Presentation – The accompanying unaudited condensed consolidated financial information for the third quarter and nine-month periods ended September 30, 2009 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2009, which were included in Sonic’s Annual Report on Form 10-K .
              Recent Developments – On August 18, 2010, Sonic redeemed $20.0 million in aggregate principal amount of its 8.625% Senior Subordinated Notes at the applicable redemption price (101.438% of principal redeemed) plus accrued but unpaid interest. Sonic recorded a loss on extinguishment of debt of $0.4 million related to the redemption. On October 20, 2010, Sonic issued a redemption notice to holders of the 4.25% Convertible Senior Subordinated Notes due 2015 (the “4.25% Convertible Notes”) to redeem the remaining $16.0 million in aggregate principal amount of its outstanding 4.25% Convertible Notes. Sonic will use available cash to redeem the $16.0 million in aggregate principal amount at the applicable redemption price (100.00% of principal redeemed) plus accrued but unpaid interest on November 30, 2010.
          Reclassifications – The Condensed Consolidated Statements of Income for the third quarter and nine-month periods ended September 30, 2009 reflect the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to September 30, 2009. The Condensed Consolidated Statements of Income for the third quarter and nine-month periods ended September 30, 2009 also reflect the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of September 30, 2009, but which Sonic has decided to retain and operate as of September 30, 2010.
          Lease Exit Accruals – Lease exit accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these lease exit accruals consists of the following:

(dollars in thousands)

Balance, December 31, 2009	$47,825
Lease exit expense	2,321
Payments	(6,567)

Balance, September 30, 2010	$43,579

          Income Tax Expense – The overall effective tax rates for the third quarter and nine-month periods ended September 30, 2009 and 2010 are higher than federal statutory rates due to the effect of state income taxes. The overall effective tax rate from continuing operations was 37.7% and 39.8% for the third quarter and nine-month periods ended September 30, 2010, respectively. The overall effective tax rate from continuing operations was 45.0% for both the third quarter and nine-month periods ended September 30, 2009. The effective rate for the third quarter and nine-month periods ended September 30, 2010 was lower than the prior year periods due to the shift in the distribution of taxable income between states in which Sonic operates, lower expense effects related to tax positions as a result of “Accounting for Uncertainty in Income Taxes” in the ASC, and the effect of gross receipts tax structures in certain states.
2. Discontinued Operations
          Dispositions – The operating results of franchises held for sale are included in the loss from discontinued operations in Sonic’s Condensed Consolidated Statements of Income. Assets to be disposed of in connection with franchises held for sale but not yet sold have been classified in assets held for sale in Sonic’s Condensed Consolidated Balance Sheets along with other assets held for sale. At September 30, 2010 there were no dealership franchises held for sale. The held for sale balance

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of property and equipment, net, is comprised of real estate held for sale by non-dealership entities. Assets held for sale consist of the following:

	(dollars in thousands)
	December 31,	September 30,
	2009	2010
Inventories	$4,528	$-
Property and equipment, net	4,838	13,548
Goodwill	2,801	-

Assets held for sale	$12,167	$13,548

          Liabilities to be disposed in connection with these dispositions are comprised primarily of notes payable – floor plan and are classified as liabilities associated with assets held for sale on Sonic’s balance sheets. Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	(dollars in thousands)
	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Loss from operations	$(3,302)	$(1,773)	$(8,548)	$(5,920)
Gain (loss) on disposal of franchises	(103)	829	(572)	2,182
Lease exit charges	(5,146)	311	(6,675)	(2,411)
Property impairment charges	-	-	(1,822)	-
Goodwill impairment charges	-	-	(1,586)	-

Pre-tax loss	$(8,551)	$(633)	$(19,203)	$(6,149)

Total Revenues	$74,018	$9,473	$245,935	$55,127
          Lease exit charges recorded for the third quarter and nine-month periods ended September 30, 2009 and 2010 relate to the revision of estimates on previously established lease exit accruals and the establishment of lease exit accruals in the third quarter ended September 30, 2009. The lease exit accruals are calculated by either discounting the remaining lease payments, net of estimated sublease proceeds, or estimating the amount necessary to satisfy the lease commitment to the landlord. See Note 4 for a discussion of property impairment charges and see Note 5 for a discussion of goodwill impairment charges.
          Sonic allocates interest expense to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the third quarter ended September 30, 2009 was $0.6 million. Interest allocated to discontinued operations for the third quarter ended September 30, 2010 was immaterial. Interest allocated to discontinued operations for the nine-month periods ended September 30, 2009 and 2010 was $2.1 million and $0.2 million, respectively.
3. Inventories
          Inventories consist of the following:

	(dollars in thousands)
	December 31,	September 30,
	2009	2010
New vehicles	$557,319	$607,742
Used vehicles	138,401	149,890
Parts and accessories	51,470	50,702
Other	52,613	55,583

	$799,803	$863,917
Less inventories classified as assets held for sale	(4,528)	-

Inventories	$795,275	$863,917

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
          Property and equipment consists of the following:

	(dollars in thousands)
	December 31,	September 30,
	2009	2010
Land	$61,886	$64,870
Building and improvements	322,632	320,389
Office equipment and fixtures	75,801	77,939
Parts and service equipment	54,981	55,910
Company vehicles	8,440	8,151
Construction in progress	40,000	51,557

Total, at cost	563,740	578,816
Less accumulated depreciation	(176,817)	(173,095)

Subtotal	386,923	405,721
Less assets held for sale	(4,838)	(13,548)

Property and equipment, net	$382,085	$392,173

              In both the third quarter and nine-month periods ended September 30, 2010, Sonic recorded fixed asset impairment charges of $0.1 million, which was recorded in continuing operations. In the third quarter and nine-month periods ended September 30, 2009, Sonic recorded fixed asset impairment charges of $0.4 million and $4.3 million, respectively, of which $0.4 million and $2.5 million were recorded in continuing operations, respectively.
5. Goodwill And Intangible Assets

	(dollars in thousands)
	Franchise		Accumulated
	Agreements	Gross Goodwill	Impairment	Net Goodwill

Balance, December 31, 2009	$64,835	$1,266,207	$(796,725)	$469,482

Reductions from sales of franchises	-	(3,767)	-	(3,767)
Reclassification from assets held for sale, net	-	2,801	-	2,801

Balance, September 30, 2010	$64,835	$1,265,241	$(796,725)	$468,516

          In the third quarter and nine-month periods ended September 30, 2009, Sonic recorded goodwill impairment charges of $0.2 million and $2.7 million, respectively, of which $0.2 million and $1.1 million were recorded in continuing operations, respectively. The impairment charges recorded were based on the determination that recorded values were not recoverable under asset disposal agreements entered into during the nine-month period ended September 30, 2009. Sonic recorded franchise asset impairment charges of $2.1 million in continuing operations in the nine-month period ended September 30, 2009.
          At December 31, 2009, Sonic had $16.0 million of definite life intangibles recorded relating to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at September 30, 2010 was $14.7 million and was included in other intangible assets, net, in the accompanying Condensed Consolidated Balance Sheets.
6. Long-term Debt
          Long-term debt consists of the following:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	December 31,	September 30,
	2009	2010

2010 Revolving Credit Facility (1)	$-	$-
Senior Subordinated Notes bearing interest at 9.0%	-	210,000
Senior Subordinated Notes bearing interest at 8.625%	275,000	42,855
Convertible Senior Notes bearing interest at 5.0%	172,500	172,500
Convertible Senior Subordinated Notes bearing interest at 4.25%	17,045	16,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	17,778	16,180
Mortgage notes to finance companies-fixed rate, bearing interest from 4.50% to 7.03%	78,424	84,341
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.30 percentage points above one-month LIBOR	38,251	30,842
Net debt discount and premium (2)	(29,199)	(25,506)
Other	6,342	6,124

	$576,141	$553,336
Less current maturities	(23,991)	(23,704)

Long-term debt	$552,150	$529,632

(1) Interest rate was 2.00% above one-month LIBOR at September 30, 2010.
(2) December 31, 2009 includes $1.5 million discount associated with the 8.625% Notes, $29.8 million discount associated with the 5.0% Convertible Notes, $0.6 million discount associated with the 4.25% Convertible Notes, $2.5 million premium associated with notes payable to a finance company and $0.2 million premium associated with mortgage notes payable. September 30, 2010 includes $1.4 million discount associated with the 9.0% Notes, $0.2 million discount associated with the 8.625% Notes, $26.0 million discount associated with the 5.0% Convertible Notes, $0.1 million discount associated with the 4.25% Convertible Notes, $2.0 million premium associated with notes payable to a finance company and $0.2 million premium associated with mortgage notes payable.
2006 Credit Facility
          The 2006 Revolving Credit Sub-Facility, the 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility (collectively the “2006 Credit Facility”) would have matured on February 17, 2010. The 2006 Credit Facility was refinanced on January 15, 2010. See 2010 Credit Facilities discussion below.
2010 Credit Facilities
          On January 15, 2010, Sonic entered into an amended and restated syndicated revolving credit agreement (the “2010 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2010 Floorplan Facility”). The 2010 Revolving Credit Facility and 2010 Floorplan Facility (collectively the “2010 Credit Facilities”) mature on August 15, 2012.
          The 2010 Revolving Credit Facility, which is subject to a borrowing base, has a borrowing limit of $150.0 million, which may be expanded up to $215.0 million in total credit availability upon satisfaction of certain conditions. The amount available for borrowing under the 2010 Revolving Credit Facility (the “2010 Revolving Borrowing Base”) is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit under the 2010 Revolving Credit Facility. The borrowing base is calculated based on the value of eligible accounts, eligible inventory, eligible equipment and 5,000,000 shares of common stock of Speedway Motorsports, Inc. (“SMI”) pledged as collateral by one of Sonic’s affiliates, Sonic Financial Corporation (“SFC”).
          As of September 30, 2010, the 2010 Revolving Borrowing Base was approximately $137.6 million. At September 30, 2010, Sonic had no outstanding borrowings and $49.9 million in outstanding letters of credit resulting in total borrowing availability of $87.7 million under the 2010 Revolving Credit Facility.
          Outstanding obligations under the 2010 Revolving Credit Facility are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries, and by the pledge of 5,000,000 shares of common stock of SMI by SFC. The collateral also provides for the pledge of the franchise agreements and stock or equity interests of Sonic’s dealership franchise subsidiaries, except for those dealership franchise subsidiaries where the applicable manufacturer prohibits such a pledge, in

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which cases the stock or equity interests of the dealership franchise subsidiary is subject to an escrow arrangement with the administrative agent. Substantially all of Sonic’s subsidiaries also guarantee its obligations under the 2010 Revolving Credit Facility.
          The 2010 Floorplan Facility is comprised of a new vehicle revolving floor plan facility in an amount up to $321.0 million (the “2010 New Vehicle Floorplan Facility”) and a used vehicle revolving floor plan facility in an amount up to $50.0 million, subject to a borrowing base (the “2010 Used Vehicle Floorplan Facility”). Sonic may, under certain conditions, request an increase in the 2010 Floorplan Facility by up to $125.0 million, which shall be allocated between the 2010 New Vehicle Floorplan Facility and the 2010 Used Vehicle Floorplan Facility as Sonic requests, with no more than 15% of the aggregate commitments allocated to the commitments under the 2010 Used Vehicle Floorplan Facility. Outstanding obligations under the 2010 Floorplan Facility are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries.
          The amounts outstanding under the 2010 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR according to a performance-based pricing grid determined by Sonic’s Consolidated Total Debt to EBITDA Ratio (as defined in the 2010 Credit Facilities agreement) as of the last day of the immediately preceding fiscal quarter.
Covenants
          The 2010 Credit Facilities contain certain covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Sonic was in compliance with the covenants under the 2010 Credit Facilities as of September 30, 2010 and expects to be in compliance with the covenants for the foreseeable future. Financial covenants include required specified ratios (as each is defined in the 2010 Credit Facilities) of:

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to
	Ratio	Ratio	EBITDA Ratio

Through March 30, 2011	≥ 1.00	≥ 1.10	≤ 2.25
March 31, 2011 through and including March 30, 2012	≥ 1.05	≥ 1.15	≤ 2.25
March 31, 2012 and thereafter	≥ 1.10	≥ 1.20	≤ 2.25

September 30, 2010 actual	1.15	1.29	1.12
          The 2010 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2010 Credit Facilities.
          In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2010 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.5 to 1.0. At September 30, 2010, the ratio was 1.94 to 1.0.
9.0% Senior Subordinated Notes (“9.0% Notes”)
          On March 12, 2010, Sonic issued $210.0 million aggregate principal amount of 9.0% Notes which mature on March 15, 2018. On April 12, 2010, Sonic used the net proceeds, together with cash on hand, to redeem $200.0 million aggregate principal amount of its 8.625% Notes due 2013. The 9.0% Notes are unsecured senior subordinated obligations of Sonic and are guaranteed by Sonic’s domestic operating subsidiaries. Interest is payable semi-annually on March 15 and September 15 each year. Sonic may redeem the 9.0% Notes in whole or in part at any time after March 15, 2014 at the following redemption prices, which are expressed as percentages of the principal amount:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
               The indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of September 30, 2010.
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
8.625% Senior Subordinated Notes (“8.625% Notes”)
          The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008. Of the original $275.0 million principal amount of the 8.625% Notes, Sonic had $42.9 million in aggregate principal amount outstanding at September 30, 2010.
          On April 12, 2010, Sonic used the net proceeds obtained from the issuance of the 9.0% Notes, together with cash on hand, to redeem $200.0 million in aggregate principal amount of the outstanding 8.625% Notes at the then applicable redemption price (102.875% of principal redeemed) plus accrued but unpaid interest. Sonic recorded a loss on extinguishment of debt of approximately $7.0 million related to the redemption which was recognized in the second quarter ended June 30, 2010. During the second quarter of 2010 Sonic repurchased approximately $12.1 million of additional principal amount of the 8.625% Notes and recorded an additional loss on extinguishment of debt of approximately $0.3 million related to these repurchases. During the third quarter Sonic redeemed an additional $20.0 million in aggregate principal amount of the outstanding 8.625% Notes and recorded a loss on extinguishment of debt of approximately $0.4 million related to the redemption.
          The total loss on extinguishment of debt related to repurchases and redemptions of the 8.625% Notes of $7.7 million for the nine-month period ended September 30, 2010 is recorded in other income (expense), net in the Condensed Consolidated Statements of Income.
          The indenture governing the 8.625% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to shareholders, distributions and redemptions. Specifically, the indenture

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 8.625% Notes. Sonic was in compliance with all restrictive covenants as of September 30, 2010.
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
5.0% Convertible Senior Notes (“5.0% Convertible Notes”)
          Sonic has $172.5 million in aggregate principal amount of 5.0% Convertible Notes outstanding. The 5.0% Convertible Notes bear interest at a rate of 5.0% per year, payable semiannually in arrears on April 1 and October 1 of each year. The 5.0% Convertible Notes mature on October 1, 2029. Sonic may redeem some or all of the 5.0% Convertible Notes for cash at any time subsequent to October 1, 2014 at a repurchase price equal to 100% of the principal amount of the Notes. Holders have the right to require Sonic to purchase the 5.0% Convertible Notes on each of October 1, 2014, October 1, 2019 and October 1, 2024 or in the event of a change in control for cash at a purchase price equal to 100% of the principal amount of the notes.
          Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that measurement period was less than 98% of the product of the last reported sale price of Sonic’s Class A common stock and the applicable conversion rate on each such day; (3) if Sonic calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029 to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is 74.7245 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.38 per share of Class A common stock. None of the conversion features on the 5.0% Convertible Notes were triggered in the nine-month period ended September 30, 2010.
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
4.25% Convertible Senior Subordinated Notes (“4.25% Convertible Notes”)
          Sonic had approximately $16.0 million aggregate principal amount of 4.25% Convertible Notes outstanding at September 30, 2010 classified in current maturities of Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet. Sonic repurchased approximately $1.0 million of the aggregate principal amount of the 4.25% Convertible Notes during the second quarter of 2010 at amounts close to par. On October 20, 2010, Sonic issued a redemption notice to redeem the remaining $16.0 million in aggregate principal amount. Sonic will use available cash on November 30, 2010 to redeem the $16.0 million in aggregate principal amount at the applicable redemption price (100.00% of principal redeemed) plus accrued but unpaid interest on November 30, 2010.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          The 4.25% Convertible Notes are convertible into cash and shares of Sonic’s Class A common stock if prior to October 31, 2010, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 4.25% Convertible Notes was less than 103% of the product of the closing price of Sonic’s Class A common stock and the applicable conversion rate for the 4.25% Convertible Notes; if Sonic calls the 4.25% Convertible Notes for redemption; upon the occurrence of certain corporate transactions; or on or after October 31, 2010. Upon conversion of the 4.25% Convertible Notes, Sonic will be required to deliver cash equal to the lesser of the aggregate principal amount of the 4.25% Convertible Notes being converted and Sonic’s total conversion obligation. If Sonic’s total conversion obligation exceeds the aggregate principal amount of the 4.25% Convertible Notes being converted, Sonic will deliver shares of Class A common stock to the extent of the excess amount, if any. None of the conversion features on the 4.25% Convertible Notes were triggered in the third quarter ended September 30, 2010. The conversion features were triggered on October 20, 2010 when Sonic called the 4.25% Convertible Notes for redemption.
Notes Payable to a Finance Company
          Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2005 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded and is being amortized over the lives of the Assumed Notes. As of September 30, 2010, the remaining unamortized premium was $2.0 million.
Mortgage Notes
          Sonic has mortgage financing related to many of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates occur between June 2013 and December 2029. The weighted average interest rate was 5.18% at September 30, 2010.
Derivative Instruments and Hedging Activities
          At September 30, 2010 Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at September 30, 2010 was a liability of $40.0 million included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.6		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.4		4.655%	one-month LIBOR	December 10, 2017
$8.8		6.860%	one-month LIBOR	August 1, 2017
$7.0		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
(1) One-month LIBOR was 0.256% at September 30, 2010.
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
          As a result of the refinancing of Sonic’s 2006 Credit Facility and the new terms of the 2010 Credit Facilities, at December 31, 2009 it was determined that it was no longer probable that Sonic would incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. At September 30, 2010, Sonic estimates that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million. As a result, for the third quarter and nine-month periods ended September 30, 2010, non-cash charges of approximately $1.5 million and $5.4 million, respectively, related to the Fixed Swaps and amortization of amounts in accumulated other comprehensive income (loss) related to other existing and terminated cash flow swaps were included in interest expense, non-cash, cash flow swaps in the accompanying Condensed Consolidated Statements of Income.
          For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $4.4 million and $14.1 million for the third quarter and nine-month periods ended September 30, 2009, respectively, and $4.4 million and $13.1 million for the third quarter and nine-month periods ended September 30, 2010, respectively. This expense is included in interest expense, other, net in the accompanying Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income (loss) into results of operations during the next twelve months is approximately $12.4 million.
7. Per Share Data and Stockholders’ Equity
          The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under several equity compensation plans. The following table illustrates the dilutive effect of such items on earnings per share for the third quarter and nine-month periods ended September 30, 2009 and 2010:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Third Quarter Ended September 30, 2009
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
	Class A & B		Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(dollars in thousands except per share amounts)
Earnings (Loss) and Shares	42,305	$20,179		$(4,585)		$15,594
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	-	(151)		-		(151)

Basic Earnings (Loss) Per Share	42,305	$20,028	$0.47	$(4,585)	$(0.10)	$15,443	$0.37
Effect of Dilutive Securities:
Contingently Convertible Debt (2009 6.0% Convertibles)	19,004	(4,720)		(196)		(4,916)
Contingently Convertible Debt (2009 5.0% Convertibles)	981	-		-		-
Contingently Convertible Debt (2002 5.25% Convertibles)	-	(15)		16		1
Equity compensation plans	905	-		-		-

Diluted Earnings (Loss) Per Share	63,195	$15,293	$0.24	$(4,765)	$(0.07)	$10,528	$0.17

	For the Third Quarter Ended September 30, 2010
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
	Class A & B		Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
				(dollars in thousands except per share amounts)
Earnings (Loss) and Shares	52,311	$13,949		$(964)		$12,985
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	-	(137)		-		(137)

Basic Earnings (Loss) Per Share	52,311	$13,812	$0.26	$(964)	$(0.01)	$12,848	$0.25
Effect of Dilutive Securities:
Contingently Convertible Debt (2009 5.0% Convertibles)	12,890	2,498		16		2,514
Equity compensation plans	650	-		-		-

Diluted Earnings (Loss) Per Share	65,851	$16,310	$0.25	$(948)	$(0.02)	$15,362	$0.23

	For the Nine Months Ended September 30, 2009
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
			Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(amounts in thousands except per share amounts)
Earnings (Loss) and Shares	41,130	$29,108		$(11,810)		$17,298
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	-	(224)		-		(224)

Basic Earnings (Loss) Per Share	41,130	$28,884	$0.70	$(11,810)	$(0.28)	$17,074	$0.42
Effect of Dilutive Securities:
Contingently Convertible Debt (2009 6.0% Convertibles)	10,473	(3,440)		(149)		(3,589)
Contingently Convertible Debt (2009 5.0% Convertibles)	331	-		-		-
Equity compensation plans	595	-		-		-

Diluted Earnings (Loss) Per Share	52,529	$25,444	$0.48	$(11,959)	$(0.22)	$13,485	$0.26

	For the Nine Months Ended September 30, 2010
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
			Per Common		Per Common		Per Common
	Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(amounts in thousands except per share amounts)
Earnings (Loss) and Shares	52,151	$30,107		$(4,532)		$25,575
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	-	(295)		-		(295)

Basic Earnings (Loss) Per Share	52,151	$29,812	$0.57	$(4,532)	$(0.09)	$25,280	$0.48
Effect of Dilutive Securities:
Contingently Convertible Debt (2009 5.0% Convertibles)	12,890	6,709		28		6,737
Equity compensation plans	670	-		-		-

Diluted Earnings (Loss) Per Share	65,711	$36,521	$0.56	$(4,504)	$(0.07)	$32,017	$0.49

          In addition to the stock options included in the table above, options to purchase 2.4 million shares and 2.3 million shares of Class A common stock were outstanding at September 30, 2009 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive. In addition, in the event the effect of potentially dilutive shares associated with any of Sonic’s convertible notes were anti-dilutive, the effect of those shares have also been excluded from the computation of diluted earnings per share.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Contingencies
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
          Several private civil actions have been filed against Sonic Automotive, Inc. and several of its dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and made allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against Sonic Automotive, Inc. and 10 of Sonic’s South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against Sonic Automotive, Inc. and 3 of Sonic’s subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappeletti and Kathy Cappeletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration before the American Arbitration Association. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.
          On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from a Sonic dealership a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from a Sonic dealership in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants’ assertions and potential damages will still have to be proven through the remainder of the arbitration. The Arbitrator stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. Sonic will seek review of the class certification ruling by a court of competent jurisdiction and will continue to press its argument that this action is not suitable for a class-based arbitration. On July 22, 2010, the plaintiffs in this consolidated arbitration filed a Motion to Confirm the Arbitrator’s Partial Final Award on Class Certification in state court in North Carolina, Lincoln County Superior Court. On August 17, 2010, Sonic filed to remove this North Carolina state court action to federal court, and simultaneously filed a Petition to Vacate the Arbitrator’s Partial Final Award on Class Certification, with both filings made in the United Stated District Court for the Western District of North Carolina.
          Sonic intends to continue its vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.
          Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Recorded at December 31, 2009 and September 30, 2010 were $9.2 million and $9.0 million, respectively, in reserves that Sonic has provided for pending proceedings.
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
          In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $13.9 million and $16.6 million at December 31, 2009 and September 30, 2010, respectively. These indemnifications generally expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material.
9. Fair Value Measurements
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Assets or liabilities recorded at fair value in the accompanying balance sheet as of September 30, 2010 are as follows:

		Fair Value at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
(dollars in millions)		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash Flow Swaps (1)	$40.0	-	$40.0	-

Total	$40.0	$-	$40.0	$-

(1) - Included in Other Long-Term Liabilities in the accompanying Condensed Consolidated Balance Sheet.
          As of December 31, 2009 and September 30, 2010, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
          The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	(dollars in thousands)
	December 31, 2009		September 30, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value

9.00% Senior Subordinated Notes (1)	$-	$-	$219,870	$208,597

8.625% Senior Subordinated Notes (1)	$266,750	$273,455	$38,998	$42,658

5.0% Convertible Senior Notes (1)	$188,072	$142,743	$181,125	$146,506

4.25% Convertible Senior Subordinated Notes (1)	$16,363	$16,423	$16,000	$15,889

Mortgage Notes (2)	$78,333	$78,424	$84,239	$84,341

Notes Payable to a Finance Company (2)	$17,859	$20,260	$16,243	$18,150

(1)	As determined by market quotations as of September 30, 2010.

(2)	As determined by discounted cash flows.
   10. Subsequent Events
          On October 20, 2010, Sonic issued a redemption notice to holders of the 4.25% Convertible Notes to redeem $16.0 million in aggregate principal amount of its outstanding 4.25% Convertible Notes. Sonic will use available cash to redeem the $16.0 million in aggregate principal amount at the applicable redemption price (100.00% of principal redeemed) plus accrued but unpaid interest on November 30, 2010.
          On October 26, 2010, Sonic declared a quarterly cash dividend of $0.025 per share on each issued and outstanding share of Sonic’s Class A common stock and Class B common stock with a record date of December 15, 2010 and a payment date of January 15, 2011.

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
Overview
        We are one of the largest automotive retailers in the United States. As of September 30, 2010, we operated 136 dealership franchises, representing 30 different brands of cars and light trucks, at 117 locations and 25 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers.
        Although General Motors had attempted to sell its Hummer brand, on April 7, 2010, General Motors announced it plans to discontinue its Hummer brand. As of September 30, 2010, we operated one Hummer franchise at one multi-franchise dealership location. This Hummer franchise is scheduled to be terminated prior to October 31, 2010 in accordance with the termination agreement reached with General Motors. For the year ended December 31, 2009, we sold approximately 110 Hummer new vehicle units at retail. As a result, we do not expect the termination of this franchise to have a material impact on our operations, financial position or cash flows.
        In the nine-month period ended September 30, 2010, Toyota Motor Corporation issued recalls affecting certain of its most popular models in certain model years due to design problems with accelerator pedals and anti-lock brake systems. Toyota Motor Corporation had also instructed its dealerships to stop selling vehicles affected by the accelerator pedal recall until it developed a solution to the design problem and provided the necessary parts and instructions to fix the issue. During the period of time when affected vehicles could not be sold, Toyota Motor Corporation offered its dealers floor plan assistance to help reduce dealers’ cost of carrying vehicles which dealers could not sell due to the recall, which reduced our interest expense, floor plan. As of September 30, 2010, we operated 11 Toyota franchises. During the nine-month period ended September 30, 2010, we experienced a benefit to our fixed operations business as a result of work performed on vehicles affected by the recall which was paid for by the manufacturer and provided free of charge to the customer. We cannot estimate how this recall will affect consumer preferences over the long-term.
        The following is a detail of our new vehicle revenues by brand for the third quarter and nine-month periods ended September 30, 2009 and 2010:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Percentage of New Vehicle Revenue		Percentage of New Vehicle Revenue
	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Brand (1)

BMW	16.0%	17.2%	17.0%	16.6%
Honda	16.6%	13.7%	15.9%	14.4%
Toyota	12.6%	11.6%	11.7%	11.2%
Mercedes	9.2%	9.4%	9.4%	9.9%
Ford	8.7%	8.9%	9.7%	8.9%
General Motors (2)	6.2%	6.7%	6.5%	6.7%
Lexus	6.3%	5.5%	5.9%	5.9%
Cadillac	4.0%	5.6%	4.2%	5.3%
Other (3)	4.4%	3.8%	4.2%	3.5%
Audi	2.6%	3.1%	2.6%	3.1%
Volkswagen	2.1%	2.4%	2.2%	2.3%
Hyundai	2.2%	2.0%	2.0%	2.1%
Land Rover	1.7%	1.7%	1.6%	1.9%
Porsche	1.4%	1.8%	1.4%	1.7%
Infiniti	1.2%	1.6%	1.2%	1.5%
Nissan	1.3%	1.3%	1.0%	1.4%
Volvo	1.5%	1.1%	1.3%	1.2%
Other Luxury (4)	1.0%	1.3%	1.1%	1.1%
Acura	0.7%	1.0%	0.8%	1.0%
Chrysler (5)	0.3%	0.3%	0.3%	0.3%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior years’ income statement data reflect reclassifications to exclude franchises sold, identified for sale, or terminated subsequent to September 30, 2009 which had not been previously included in discontinued operations, or include previously held for sale franchises which subsequently were reclassified to held and used. See Notes 1 and 2 to our accompanying Unaudited Condensed Consolidated Financial Statements which discuss these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, GMC and Chevrolet.

(3)	Includes Kia, Mini, Scion and Subaru.

(4)	Includes Hummer, Jaguar and Saab.

(5)	Includes Chrysler, Dodge and Jeep.
Results of Operations
        The following discussions are based on reported figures. Same store amounts do not vary significantly from reported totals since there have not been any significant dealership franchise acquisitions in the last 24 months.
New Vehicles
        The automobile retail industry uses the Seasonally Adjusted Annual Rate (“SAAR”) to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and locations in which we do not operate.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	SAAR (in millions of vehicles)
	2009	2010	% Change
Third Quarter Ended September 30,	11.6	11.6	0.0%
Nine Months Ended September 30,	10.2	11.3	10.8%
Source: Bloomberg Financial Markets, via Stephens Inc.
        Our reported new vehicle (including fleet) results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change	% Change

Revenue	$903,716	$937,709	$33,993		3.8%
Gross profit	$63,543	$60,018	$(3,525)		(5.5%)
Unit sales	29,075	27,800	(1,275)		(4.4%)
Revenue per Unit	$31,082	$33,731	$2,649		8.5%
Gross profit per unit	$2,185	$2,159	$(26)		(1.2%)
Gross profit as a % of revenue	7.0%	6.4%	(60)	bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change	% Change

Revenue	$2,367,236	$2,611,988	$244,752		10.3%
Gross profit	$159,801	$171,891	$12,090		7.6%
Unit sales	74,584	77,851	3,267		4.4%
Revenue per Unit	$31,739	$33,551	$1,812		5.7%
Gross profit per unit	$2,143	$2,208	$65		3.0%
Gross profit as a % of revenue	6.8%	6.6%	(20)	bps
        Year-over–year new vehicle sales comparisons are affected by the impact of the government’s Car Allowance Rebate System (“CARS”) program in effect in the third quarter of 2009. While overall industry SAAR was flat at 11.6 million units for the third quarter ended September 30, 2010 compared to the same prior year period, decreases in Toyota and Honda industry volume of approximately 10% each were offset by increases in Chrysler, Hyundai, Mercedes and Ford new unit volume of between 9% and 20% each. Our new vehicle unit sales volume declined 4.4% in the third quarter ended September 30, 2010 compared to the same prior year period, primarily due to the impact of the CARS program on new vehicle sales volume for certain brands in the third quarter ended September 30, 2009. This decline was seen primarily in import branded dealerships and was offset somewhat by an increase in new vehicle unit sales volume at domestic and luxury branded dealerships. New vehicle revenues for the third quarter ended September 30, 2010 increased from the same prior year period in spite of the decline in new vehicle unit sales volume due to an increase in revenue per unit resulting from a shift in sales mix toward our luxury brands. Gross profit as a percentage of new vehicle revenue declined in the third quarter ended September 30, 2010 due to a higher average selling price caused by the shifts in sales mix.
        New vehicle revenues for the nine-month period ended September 30, 2010 increased from the same prior year period due to higher unit sales volume combined with an increase in revenue per unit resulting from a shift in sales mix toward our luxury brands. This shift in sales mix led to an increase in gross profit per unit for the nine-month period ended September 30, 2010 compared to the prior year, however, gross profit as a percentage of new vehicle revenue declined 20 basis points due to the higher average selling price per unit associated with luxury vehicles.
        Our luxury stores experienced new vehicle revenue increases of 10.0% and 14.7% for the third quarter and nine-month periods ended September 30, 2010, compared to the same prior year periods, which led to an increase in our overall average revenue per new vehicle. Increases in new vehicle revenue were led by our Cadillac, BMW and Mercedes stores. Our luxury new unit volume as a percentage of total new vehicle unit volume increased 290 basis points and 190 basis points in the third quarter and nine-month periods ended September 30, 2010, respectively, compared to the same prior year periods. We believe the increase in new luxury

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
unit volume is due primarily to improved economic conditions in 2010 compared to the same prior year periods as well as a shift in our unit sales from lower line import and domestic brands (targeted by the CARS program in 2009) to higher priced luxury brands.
        Our import new vehicle revenue declined 6.9% for the third quarter ended September 30, 2010 compared to the prior year, primarily due to significant declines in Honda and Toyota new vehicle revenue, which experienced higher sales volume in the third quarter of 2009 primarily as a result of the CARS program. For the nine-month period ended September 30, 2010, import new vehicle revenue improved 6.1% compared to the same prior year period, led by new vehicle revenue increases at our Toyota, Nissan and Volkswagen stores.
        Domestic new vehicle revenue increased 10.1% and 7.3% for the third quarter and nine-month periods ended September 30, 2010, respectively, compared to the same prior year periods. Domestic new vehicle revenue per unit increased 7.4% for both the third quarter and nine-month periods ended September 30, 2010, while new vehicle unit volume at our domestic stores increased 2.5% in the third quarter ended September 30, 2010 and was flat for the nine-month period ended September 30, 2010, compared to the same prior year period. For the third quarter and nine-month periods ended September 30, 2010, our non-Cadillac GM stores’ new vehicle unit volume increased 4.4% and 11.1%, respectively. Domestic fleet unit volume (included in the discussion above) increased 7.5% for the third quarter ended September 30, 2010, but decreased 12.0% for the nine-month period ended September 30, 2010, compared to the same prior year periods.
Used Vehicles
        Our reported used vehicle results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change	% Change

Revenue	$379,389	$453,815	$74,426		19.6%
Gross profit	$32,202	$35,239	$3,037		9.4%
Unit sales	20,097	22,987	2,890		14.4%
Revenue per Unit	$18,878	$19,742	$864		4.6%
Gross profit per unit	$1,602	$1,533	$(69)		(4.3%)
Gross profit as a % of revenue	8.5%	7.8%	(70)	bps
CPO revenue	$182,925	$216,846	$33,921		18.5%
CPO unit sales	7,046	8,171	1,125		16.0%

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change	% Change

Revenue	$1,081,855	$1,339,323	$257,468		23.8%
Gross profit	$95,500	$107,603	$12,103		12.7%
Unit sales	57,457	68,861	11,404		19.8%
Revenue per Unit	$18,829	$19,450	$621		3.3%
Gross profit per unit	$1,662	$1,563	$(99)		(6.0%)
Gross profit as a % of revenue	8.8%	8.0%	(80)	bps
CPO revenue	$566,423	$641,709	$75,286		13.3%
CPO unit sales	22,541	24,124	1,583		7.0%
        Used vehicle unit volume increased by 14.4% and 19.8% for the third quarter and nine-month periods ended September 30, 2010, respectively, compared to the same prior year periods. This increase is primarily due to the continued implementation of our used vehicle playbook which standardizes used vehicle inventory management, pricing and marketing processes. Our used vehicle playbook focuses on better management of trade-ins and used vehicle inventory to improve the quantity and quality of used vehicles at each of our stores, thereby increasing the number of used vehicle units that can be sold at retail versus those sold through wholesale channels.
        For the third quarter and nine-month periods ended September 30, 2010, gross profit per unit for used vehicles declined by 4.3% and 6.0%, respectively, compared to the same prior year periods. The reduction in gross profit per unit was primarily driven

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
by our effort to retail a higher volume of units and improve management of our inventory. We believe the higher used vehicle gross profit dollars generated by our used vehicle department through volume increases, the benefits to our fixed operations business (reconditioning used vehicles) and effects of incremental F&I activity more than offset the effects of lower gross profit per used vehicle unit.
Wholesale Vehicles
        Our reported wholesale results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change	% Change

Revenue	$34,588	$47,597	$13,009	37.6%
Gross profit	$(1,628)	$(1,456)	$172	10.6%
Unit sales	6,929	7,272	343	5.0%
Revenue per Unit	$4,992	$6,545	$1,553	31.1%
Gross profit per unit	$(235)	$(200)	$35	14.9%
Gross profit as a % of revenue	(4.7% )	(3.1% )	160	bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except units and per unit data)	2009	2010	Change	% Change

Revenue	$105,451	$108,336	$2,885	2.7%
Gross profit	$(2,824)	$(3,934)	$(1,110)	(39.3%)
Unit sales	18,635	17,627	(1,008)	(5.4%)
Revenue per Unit	$5,659	$6,146	$487	8.6%
Gross profit per unit	$(152)	$(223)	$(71)	(46.7%)
Gross profit as a % of revenue	(2.7% )	(3.6% )	(90)	bps
        In the third quarter ended September 30, 2010, wholesale gross loss per unit improved slightly compared to the same prior year period due to a change in the mix of units that were sold at auction. During the nine-month period ended September 30, 2010, wholesale vehicle gross loss per unit increased significantly compared to the same prior year period. This is primarily due to the increased focus on retailing used vehicles (at a potential higher profit) that were previously disposed through our wholesale channels. See previous heading, “Used Vehicles”.
Parts, Service and Collision Repair (“Fixed Operations”)
        Our reported fixed operations results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands)	2009	2010	Change	% Change

Revenue
Parts	$144,669	$150,871	$6,202	4.3%
Service	112,517	120,620	8,103	7.2%
Collision Repair	11,615	12,250	635	5.5%

Total	$268,801	$283,741	$14,940	5.6%

Gross profit
Parts	$50,699	$50,348	$(351)	(0.7%)
Service	79,500	83,533	4,033	5.1%
Collision Repair	6,584	6,719	135	2.1%

Total	$136,783	$140,600	$3,817	2.8%

Gross profit as a % of revenue
Parts	35.0%	33.4%	(160)	bps
Service	70.7%	69.3%	(140)	bps
Collision Repair	56.7%	54.8%	(190)	bps

Total	50.9%	49.6%	(130)	bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands)	2009	2010	Change	% Change

Revenue
Parts	$437,433	$446,060	$8,627	2.0%
Service	334,111	359,683	25,572	7.7%
Collision Repair	36,012	36,954	942	2.6%

Total	$807,556	$842,697	$35,141	4.4%

Gross profit
Parts	$150,197	$148,857	$(1,340)	(0.9%)
Service	236,682	251,941	15,259	6.4%
Collision Repair	20,349	20,188	(161)	(0.8%)

Total	$407,228	$420,986	$13,758	3.4%

Gross profit as a % of revenue
Parts	34.3%	33.4%	(90)	bps
Service	70.8%	70.0%	(80)	bps
Collision Repair	56.5%	54.6%	(190)	bps

Total	50.4%	50.0%	(40)	bps
        Our domestic, import, and luxury brands all experienced increases in overall fixed operations revenue compared to the same prior year period, increasing 11.8%, 5.8%, and 4.5%, respectively, for the third quarter ended September 30, 2010, and 8.3%, 7.7%, and 2.5%, respectively, for the nine-month period ended September 30, 2010. These improvements were led by significant increases in Audi, Cadillac, Ford and Toyota overall fixed operations revenue.
        Overall fixed operations customer pay revenue increased 4.2% and 2.9% for the third quarter and the nine-month periods ended September 30, 2010, respectively, compared to the same prior year periods. Our Cadillac dealerships experienced a significant increase in customer pay revenue in the third quarter and the nine-month periods ended September 30, 2010, up 20.7% and 15.3% respectively, partially due to the closure of competing Cadillac stores. Warranty revenue, which typically accounts for 16% to 18% of our fixed operations revenue, was unchanged for the third quarter, but was down 6.5% for the nine-month period ended September 30, 2010, compared to the same prior year period. Our Lexus warranty revenue increased 7.8% for the third quarter ended September 30, 2010, but decreased 36.5% for the nine-month period ended September 30, 2010, compared to the same prior year period due to manufacturer recalls in the prior year period. Our Toyota stores continued to experience significant increases in warranty revenue, increasing 89.4% and 86.0% in the third quarter and nine-month periods ended September 30, 2010, respectively,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
due to manufacturer recalls that occurred in 2010. The mix of customer pay and warranty revenue can be affected by consumer spending habits and changes in manufacturer warranty programs.
        Overall fixed operations gross margin rates decreased 130 basis points and 40 basis points in the third quarter and nine month periods ended September 30, 2010, respectively, primarily due to lower customer pay and internal margin rates compared to the same prior year periods. Warranty gross margin rates increased 150 basis points and 200 basis points in the third quarter and nine-month periods ended September 30, 2010, respectively, compared to the same prior year periods, due to the effect of manufacturer recalls and parts warranty margin increases.
Finance, Insurance and Other (“F&I”)
        Our reported F&I results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands except per unit data)	2009	2010	Change	% Change

Revenue	$43,403	$47,398	$3,995	9.2%
Gross profit per retail unit (excluding fleet)	$920	$972	$52	5.7%

	Nine Months Ended September 30,		Better / (Worse)
(in thousands except per unit data)	2009	2010	Change	% Change

Revenue	$116,558	$133,607	$17,049	14.6%
Gross profit per retail unit (excluding fleet)	$931	$950	$19	2.0%
        F&I revenue increased in the third quarter ended September 30, 2010 primarily due to an increase of 14.4% in used unit volume and a 5.7% increase in revenue per unit retailed compared to the same prior year period. Used finance contract gross revenue improved 49.6% in the third quarter ended September 30, 2010 due to an increase in used unit volume, a 580 basis point increase in used finance contract penetration rates and an 18.1% increase in gross per used finance contract. New finance contract gross revenue improved 9.0% in the third quarter ended September 30, 2010 in spite of a 4.9% decrease in new unit volume.
        F&I revenue increased in the nine-month period ended September 30, 2010 primarily due to increases in new retail and used unit volume of 5.9% and 19.8%, respectively, compared to the same prior year period. New finance contract gross revenue improved 18.9% primarily due to the increase in new unit sales volume and a 460 basis point improvement in new finance contract penetration rates. Used finance contract gross revenue increased 47.3% for the nine-month period ended September 30, 2010, led by the increase in used unit volume and a 19.8% increase in gross revenue per used finance contract. Used service contract gross revenue was consistent with the increase in used unit volume as increases in gross revenue per service contract were offset by a decline in used service contract penetration rates.
Selling, General and Administrative Expenses
        Selling, general and administrative (“SG&A”) expenses are comprised of four major groups: compensation expense, advertising expense, rent and rent related expense, and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission (which typically vary depending on gross profits realized) and support personnel who are paid a fixed salary. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense are not 100% correlated. Advertising expense and other expenses vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent and rent related expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Although SG&A expenses do not move exactly in proportion with changes in gross profit, we believe the best way to measure SG&A expenses is as a percentage of gross profit.
        Our SG&A reported results are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	Third Quarter Ended September 30,		Better / (Worse)
(in thousands)	2009	2010	Change	% Change

Compensation	$125,438	$132,316	$(6,878)	(5.5%)
Advertising	11,345	12,642	(1,297)	(11.4%)
Rent and Rent Related	33,413	32,743	670	2.0%
Other	43,944	48,630	(4,686)	(10.7%)

Total	$214,140	$226,331	$(12,191)	(5.7%)

SG&A as a % of gross
Compensation	45.7%	47.0%	(130)	bps
Advertising	4.1%	4.5%	(40)	bps
Rent and Rent Related	12.2%	11.6%	60	bps
Other	16.1%	17.2%	(110)	bps

Total	78.1%	80.3%	(220)	bps

	Nine Months Ended September 30,		Better / (Worse)
(in thousands)	2009	2010	Change	% Change

Compensation	$355,238	$396,067	$(40,829)	(11.5%)
Advertising	32,934	36,445	(3,511)	(10.7%)
Rent and Rent Related	97,703	98,226	(523)	(0.5%)
Other	133,685	141,804	(8,119)	(6.1%)

Total	$619,560	$672,542	$(52,982)	(8.6%)

SG&A as a % of gross
Compensation	45.8%	47.7%	(190)	bps
Advertising	4.2%	4.4%	(20)	bps
Rent and Rent Related	12.6%	11.8%	80	bps
Other	17.2%	17.1%	10	bps

Total	79.8%	81.0%	(120)	bps
        The increase in overall SG&A expense can largely be attributed to a greater level of business activity (revenues and gross profit) as well as higher compensation costs.
        Total advertising costs as a percentage of gross profit increased for the third quarter and nine-month periods ended September 30, 2010 primarily due to an increase in online and website advertising related to our ecommerce initiatives.
        Compensation costs as a percentage of gross profit increased in third quarter and nine-month periods ended September 30, 2010 partially due to slightly higher compensation rates at our stores and lower insurance and vacation expenses in the prior year periods.
        Rent and rent related expenses decreased as a percentage of gross profit for the quarter ended September 30, 2010 primarily due to flat expenses and improved gross profit levels for both the quarter and nine month periods ended September 30, 2010.
        For the third quarter and nine-month periods ended September 30, 2010, other SG&A expenses increased from the prior year periods primarily due to higher insurance related expenses and increases in technological infrastructure investments. In addition, a $1.8 million mark-to-market gain on derivative liabilities recognized in the prior year and an increase in associate training and development costs contributed to the increase in other SG&A for the nine-month period ended September 30, 2010 compared to the prior year period.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Impairment Charges
        Impairment charges were $0.1 million in both the third quarter and nine-month periods ended September 30, 2010 and were recorded in continuing operations. In the third quarter and nine-month periods ended September 30, 2009, Sonic recorded total impairment charges of $0.6 million and $9.1 million, respectively, $0.6 million and $5.7 million of which were recorded in continuing operations, respectively.
Depreciation and Amortization
        Depreciation and amortization expense increased $0.6 million, or 7.4%, in the third quarter ended September 30, 2010, and increased $1.9 million, or 7.8%, in the nine-month period ended September 30, 2010, compared to the same prior year period. These increases are primarily related to stores that were classified as continuing operations for the current period but were previously held for sale in discontinued operations during the same period of the prior year. In accordance with “Property, Plant and Equipment” in the ASC, the fixed assets for these stores were not depreciated while being held for sale in the prior year period.
Interest Expense, Floor Plan
        Floor plan interest expense for new vehicles increased approximately $0.8 million, or 20.7%, and $0.1 million, or 0.9%, in the third quarter and nine-month periods ended September 30, 2010, respectively, compared to the third quarter and nine-month periods ended September 30, 2009, respectively. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships increased slightly to 2.7% for both the third quarter and nine-month periods ended September 30, 2010, compared to the third quarter and nine-month periods ended September 30, 2009 which had weighted average rates of 2.6% and 2.4%, respectively. The average floor plan balance for new vehicles increased by approximately $95.9 million and $61.2 million for the third quarter and nine-month periods ended September 30, 2010, respectively, compared to the same prior year periods.
        Floor plan interest expense for used vehicles increased approximately $0.1 million, or 11.9%, and $0.6 million, or 47.5%, in the third quarter and nine-month periods ended September 30, 2010, respectively, compared to the third quarter and nine-month periods ended September 30, 2009. The weighted average used vehicle floor plan interest rate incurred by continuing dealerships increased to 3.2% and 2.8% for the third quarter and nine-month periods ended September 30, 2010, respectively, up from 2.1% for both the third quarter and nine-month periods ended September 30, 2009.
Interest Expense, Other, Net
        The change in interest expense, other, between the third quarter and nine-month periods ended September 30, 2009 and 2010 is summarized in the table below:

	Increase / (Decrease) in Interest Expense, Other
	Third Quarter Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

(dollars in millions)
Debt balances –
- Decrease in debt balances	$(1.1)	$(3.0)
Other factors –
- Increase in capitalized interest	(0.8)	(0.9)
- Decrease in interest expense related to variable to fixed rate swaps	-	(1.0)
- Lower deferred loan cost amortization	(1.7)	(7.7)
- Lower interest allocation to discontinued operations	0.6	1.9
- Other	(0.1)	0.7

	$(3.1)	$(10.0)

        For approximately half of the month of March 2010 and half of the month of April 2010, we carried and incurred interest expense for both the 9.0% Notes issued March 12, 2010 and the $200.0 million in aggregate principal of our 8.625% Notes which we redeemed on April 12, 2010 using the net proceeds from the 9.0% Notes issuance and cash on hand. As such, this double carry effect increased our interest expense by approximately $1.5 million, which partially offset the amount shown in the decrease in debt balances caption in the table above for the nine-month period ended September 30, 2010. Deferred loan cost amortization decreased for the third quarter and nine-month periods ended September 30, 2010 compared to the prior year as a result of debt restructuring charges incurred in the prior year periods.

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
        For the third quarter and nine-month periods ended September 30, 2010, non-cash convertible debt interest expense increased by approximately $9.6 million and $6.7 million, respectively, compared to the third quarter and nine-month periods ended September 30, 2009. These increases are primarily the result of an $11.4 million gain on the mark to market of the derivative liability associated with the 6% Convertible Notes recorded in the third quarter ended September 30, 2009.
Interest Expense, Non-Cash, Cash Flow Swaps
        We have entered into interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. As a result of the refinancing of our 2006 Credit Facility and the new terms of the 2010 Credit Facilities, at December 31, 2009 we determined it was no longer probable that we would incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. At September 30, 2010, we estimate that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million. As a result, non-cash charges were recorded in interest expense, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income related to the Fixed Swaps and amortization of amounts in accumulated other comprehensive income (loss) related to other terminated cash flow swaps. The non-cash charges for the third quarter and nine-month periods ended September 30, 2010 were $1.5 million and $5.4 million, respectively, and for the third quarter and nine-month periods ended September 30, 2009 were $2.2 million and $5.4 million, respectively. Changes in the fair value of the notional amount of certain cash flow swaps will be recognized through earnings. See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements for further discussion.
        For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes in the Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $4.4 million and $13.1 million in the third quarter and nine-month periods ended September 30, 2010, respectively, and $4.4 million and $14.1 million in the third quarter and nine-month periods ended September 30, 2009, respectively, and is included in interest expense, other, net in the accompanying Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income (loss) into results of operations during the next twelve months is approximately $12.4 million.
Other Income / (Expense)
        Sonic recorded a loss on extinguishment of debt of approximately $0.4 million and $7.7 million in the third quarter and nine-month periods ended September 30, 2010, respectively, related to the retirement of $20.0 million and $232.1 million in aggregate principal amount of the 8.625% Notes, respectively. Other income for the third quarter and nine-month periods ending September 30, 2009 includes a gain of approximately $0.4 million on the repurchase of a portion of the 4.25% Convertible Notes at a discount and a gain of approximately $2.1 million related to the derecognition of liability and equity components of the 4.25% Convertible Notes in accordance with the provisions of ASC 470, “Debt”, upon repurchase of a portion of the 4.25% Convertible Notes. These amounts are reflected in other income (expense), net in the accompanying Consolidated Statements of Income for the third quarter and nine-month periods ended September 30, 2010 and 2009. See Note 6, “Long-Term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements for further discussion.
Income Taxes
        The overall effective tax rate from continuing operations was 37.7% and 39.8% for the third quarter and nine-month periods ended September 30, 2010, respectively. The overall effective tax rate from continuing operations was 45.0% for both the third

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
quarter and nine-month periods ended September 30, 2009. The effective rate for the third quarter and nine-month periods ended September 30, 2010 was lower than the same prior year periods due to the shift in the distribution of taxable income between states in which we operate, lower expense effects related to tax positions as a result of “Accounting for Uncertainty in Income Taxes” in the ASC, and the effect of gross receipt tax structures in certain states. At the end of 2009, income tax valuation allowances totaling $46.0 million were recorded related to certain deferred tax assets based on our judgment that it was more likely than not that we would not be able to realize recorded balances. This judgment was based on our operating loss generated in 2008 as a result of a goodwill impairment charge, results of operations in 2009 and the overall downturn in the economy of the United States and, in particular, the automotive retail industry. As of September 30, 2010, in our judgment, there is still significant uncertainty related to our ability to realize the recorded deferred tax assets. However, in the event circumstances change during the remainder of 2010, a portion or all of the valuation allowances currently recorded, with the exception of those related to state net operating loss carryforwards, may not be necessary. Accordingly, in the event we do reduce the level of valuation allowances recorded, our effective tax rate could be materially affected. Absent any activity related to income tax valuation allowances, we expect the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 41.0%.
Discontinued Operations
        Significant components of results from discontinued operations were as follows:

	(dollars in thousands)
	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Loss from operations	$(3,302)	$(1,773)	$(8,548)	$(5,920)
Gain (loss) on disposal of franchises	(103)	829	(572)	2,182
Lease exit charges	(5,146)	311	(6,675)	(2,411)
Property impairment charges	-	-	(1,822)	-
Goodwill impairment charges	-	-	(1,586)	-

Pre-tax loss	$(8,551)	$(633)	$(19,203)	$(6,149)

Total Revenues	$74,018	$9,473	$245,935	$55,127
        Lease exit charges recorded for the third quarter and nine-month periods ended September 30, 2009 and 2010 relate to the revision of estimates on previously established lease exit accruals and the establishment of additional lease exit accruals in the third quarter ended September 30, 2009. The lease exit accruals are calculated by either discounting the remaining lease payments, net of estimated sublease proceeds or estimating the amount necessary to satisfy the lease commitment to the landlord. Property impairment charges were recorded based on the estimated fair value of the property and equipment to be sold in connection with the disposal of associated franchises and recorded values. Goodwill impairment charges were recorded based on the determination that a portion of the goodwill allocated to franchises held for sale was not recoverable based on estimated proceeds.
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
        Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries and are dependent, to a substantial degree, on the results of operations of these subsidiaries. For the third quarter and nine-month periods ended September 30, 2009, the average SAAR of new vehicle sales was 11.6 million and 10.2 million units compared to 11.6 million and 11.3 million units for the third quarter and nine-month periods ended September 30, 2010. At the current level of SAAR, we believe we will continue to be able to generate positive adjusted cash flows from operations (defined as cash flows from operating activities, net of net borrowings on notes payable floor plan — non-trade, which is included in cash flows from financing activities) in the foreseeable future.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Floor Plan Facilities
        The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) increased slightly to 2.7% for both the third quarter and nine-month periods ended September 30, 2010, compared to the third quarter and nine-month periods ended September 30, 2009, which had weighted average rates of 2.6% and 2.4%, respectively. Interest payments under each of our floor plan facilities are due monthly, and we are generally not required to make principal repayments prior to the sale of the floor plan financed vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of September 30, 2010, and expect to be in compliance with the covenants for the foreseeable future.
        The weighted average interest rate for our used vehicle floor plan facility (both continuing and discontinued operations) was 3.2% and 2.8% for the third quarter and nine-month periods ended September 30, 2010, respectively, compared to 2.1% for both the third quarter and nine-month periods ended September 30, 2009, respectively.
Long-Term Debt and Credit Facilities
        See Note 6, “Long-Term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of the replacement of the 2006 Credit Facility with the new 2010 Credit Facilities, the issuance of $210.0 million in aggregate principal amount of 9.0% Notes, the redemption of $200.0 million in aggregate principal amount of our 8.625% Notes, and subsequent repurchases and redemptions of $32.1 million in aggregate principal amount of our 8.625% Notes and $1.0 million in aggregate principal amount of our 4.25% Convertible Notes. Also see Note 6, “Long-Term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements for discussions of compliance with debt covenants.
Dealership Dispositions
        During the nine-month period ended September 30, 2010, we disposed of eight dealerships. These dispositions generated cash of $24.6 million.
Capital Expenditures
        Our capital expenditures generally include purchases of land, the construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. Capital expenditures in the third quarter and nine-month periods ended September 30, 2010 were approximately $33.6 million and $46.1 million, respectively. As of September 30, 2010, contractual commitments to contractors for facility construction projects totaled approximately $24.5 million.
Stock Repurchase Program
        As of September 30, 2010, pursuant to previous authorizations from our Board of Directors, we had approximately $43.6 million available to repurchase shares of our Class A common stock or repurchase or redeem securities convertible into Class A common stock. We have curtailed our open market stock repurchase activities and do not anticipate significant activity during the remainder of 2010. Under our 2010 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. Stock repurchases executed in the third quarter and nine-month periods ended September 30, 2010 relate to tax withholding activities related to vesting of restricted stock and restricted stock units and the exercise of stock options.
Dividends
        Under our 2010 Credit Facilities, the 8.625% Notes and the 9.0% Notes, dividends are permitted to the extent that no event of default exists and we are in compliance with the covenants contained therein. See Note 6, “Long-Term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of limitations on our ability to pay dividends. The payment of any future dividend is subject to these limitations and the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy in future periods. On October 26, 2010, we declared a quarterly cash dividend of $0.025 per share on each issued and outstanding share of our Class A common stock

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
and Class B common stock with a record date of December 15, 2010 and a payment date of January 15, 2011. There is no guarantee that dividends will be declared and paid at any time in the future.
Cash Flows
        For the nine-month period ended September 30, 2010, net cash provided by operating activities was approximately $238.1 million. This provision of cash was comprised primarily of cash inflows related to an increase in notes payable - floor plan - trade and a reduction in receivables, partially offset by an increase in inventories. Net cash used in investing activities during the nine-month period ended September 30, 2010 was approximately $17.8 million. This use of cash was primarily comprised of purchases of property and equipment, partially offset by proceeds received from sales of franchises. Net cash used in financing activities for the nine-month period ended September 30, 2010 was approximately $239.7 million. This use of cash was primarily comprised of net repayments of our notes payable - floor plan - non-trade, as the proceeds from long-term debt provided by the issuance of our 9.0% Notes were offset by the redemption of the 8.625% Notes and other debt repurchases during 2010.
        We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate consisting of commercial banks and manufacturer captive finance companies. Generally, our floor plan notes payable financed with manufacturer captives are recorded as trade floor plan liabilities (with the resulting change being reflected as an operating cash flow). Our dealerships that obtain floor plan notes payable financing from a syndicate of captive finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as a financing cash flow).
        Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the statement of cash flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of $73.0 million and $25.3 million for the nine-month periods ended September 30, 2009 and 2010, respectively. The shift between trade floor plan and non-trade floor plan during the nine-month period ended September 30, 2010 was primarily due to the realignment in floor plan providers under the new 2010 Credit Facilities.
Guarantees and Indemnification Obligations
        In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.
Future Liquidity Outlook
        See Note 6, “Long-Term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of the issuance of 9.0% Notes and our replacement of the 2006 Credit Facility with the new 2010 Credit Facilities.
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
Off-Balance Sheet Arrangements
        See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our off-balance sheet arrangements.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our variable rate notes payable–floor plan, 2010 Credit Facilities borrowings and other variable rate notes expose us to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such instruments was approximately $806.4 million at September 30, 2010 ($410.6 million net of the effect of our cash flow swaps). A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $3.2 million in the nine-month period ended September 30, 2010, substantially all of which would have resulted from notes payable–floor plan.
     In addition to our variable rate debt, as of September 30, 2010, approximately 18% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. Many of our lease agreements have interest rate floors whereby our lease expense would not fluctuate significantly in periods when LIBOR is relatively low as it has been during 2010. Consequently, a change of 100 basis points in LIBOR would not cause a significant change in interest expense in the third quarter and nine-month periods ended September 30, 2010.
     We also have the Fixed Swaps to effectively convert a portion of our LIBOR based variable rate debt to a fixed rate. Under the terms of the Fixed Swaps interest rates reset monthly. The fair value of these swap positions at September 30, 2010 was a liability of $40.0 million included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets. See the previous discussion of “Interest Expense, Non-Cash, Cash Flow Swaps” in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(in millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.6		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.4		4.655%	one-month LIBOR	December 10, 2017
$8.8		6.860%	one-month LIBOR	August 1, 2017
$7.0		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
(1)	One-month LIBOR was 0.256% at September 30, 2010.

(2)	After December 31, 2009 changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 2, 2012.
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
          Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and made allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against Sonic Automotive, Inc. and 3 of our subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappeletti and Kathy Cappeletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration before the American Arbitration Association. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.
          On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from a Sonic dealership a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from a Sonic dealership in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants’ assertions and potential damages will still have to be proven through the remainder of the arbitration. The Arbitrator stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. Sonic will seek review of the class certification ruling by a court of competent jurisdiction and will continue to press its argument that this action is not suitable for a class-based arbitration. On July 22, 2010, the plaintiffs in this consolidated arbitration filed a Motion to Confirm the Arbitrator’s Partial Final Award on Class Certification in state court in North Carolina, Lincoln County Superior Court. On August 17, 2010, Sonic filed to remove this North Carolina state court action to federal court, and simultaneously filed a Petition to Vacate the Arbitrator’s Partial Final Award on Class Certification, with both filings made in the United Stated District Court for the Western District of North Carolina.
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
     As of September 30, 2010, our total outstanding indebtedness was approximately $1.3 billion, including the following:
•	$775.6 million under the secured new and used inventory floor plan facilities that is classified as current;

•
$208.6 million in 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), representing $210.0 million in aggregate principal amount outstanding less unamortized discount of approximately $1.4 million;

•
$146.5 million in 5.0% Convertible Senior Notes due 2029 which are redeemable by us and putable by the holders after October 1, 2014 (the “5.0% Convertible Notes”), representing $172.5 million in aggregate principal amount outstanding less unamortized discount of approximately $26.0 million;

•
$15.9 million in 4.25% Convertible Senior Subordinated Notes due 2015 (the “4.25% Convertible Notes”), representing $16.0 million in aggregate principal amount outstanding less unamortized discount of approximately $0.1 million, all of which is classified as current;

•
$42.7 million in 8.625% Senior Subordinated Notes due 2013 (the “8.625% Notes”), representing $42.9 million in aggregate principal amount outstanding less unamortized net discount of approximately $0.2 million;

•
$115.4 million of mortgage notes, representing $115.2 million in aggregate principal amount plus unamortized premium of approximately $0.2 million, due from June 2013 to December 2029, with a weighted average interest rate of 5.2%; and

•	$24.3 million of other secured debt, representing $22.3 million in aggregate principal amount plus unamortized premium of approximately $2.0 million.
          We refer to the borrowing availability of up to $150.0 million under a syndicated revolving credit facility (the “2010 Revolving Credit Facility”), up to $321.0 million in borrowing availability for new vehicle inventory floor plan financing and up to $50.0 million in borrowing availability for used vehicle inventory floor plan financing (the “2010 Floor Plan Facilities”). We refer to the 2010 Revolving Credit Facility and 2010 Floor Plan Facilities collectively as our “2010 Credit Facilities”. As of September 30, 2010, we had $87.7 million available for additional borrowings under the 2010 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances, and the market value of certain additional collateral. We are able to borrow under our 2010 Revolving Credit Facility only if, at the time of the borrowing we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (“Silo Floor Plan Facilities”) as well as our 2010 Floor Plan Facilities. In addition, the indentures relating to our 8.625% Notes, 9.0% Notes, 5.0% Convertible Notes, 4.25% Convertible Notes and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we are in compliance with the applicable terms of the respective indentures.
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
          As of September 30, 2010, we had approximately $791.6 million of debt payable in 2010. This amount included $775.6 million outstanding related to our new and used floor plan financing under the 2010 Credit Facilities and new and used floor plan financing under the Silo Floor Plan Facilities, in addition to $16.0 million principal outstanding related to our 4.25% Convertible Notes. On October 20, 2010, we issued a notice to redeem all $16.0 million in outstanding aggregate principal amount of our 4.25% Convertible Notes. See Note 6, “Long-Term Debt,” in the notes to the accompanying

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
Unaudited Condensed Consolidated Financial Statements for further discussion of the terms under the 2010 Credit Facilities and Silo Floor Plan Facilities.
The outcome of legal and administrative proceedings we are or may become involved in could have a material adverse effect on our future business, results of operations, financial condition and cash flows.
     We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified.
     We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic Automotive, Inc. and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. The Florida trial court granted Summary Judgment in our favor against Plaintiff Enrique Galura, and his claim has been dismissed. Virginia Galura’s claim is still pending. We currently intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.
     Several private civil actions have been filed against Sonic Automotive, Inc. and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and made allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against Sonic Automotive, Inc. and 10 of our South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against Sonic Automotive, Inc. and 3 of our subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappeletti and Kathy Cappeletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration before the American Arbitration Association. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.
     On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from one of our dealerships a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from one of our dealerships in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants’ assertions and potential damages will still have to be proven through the remainder of the arbitration. The Arbitrator stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. We will seek review of the class certification ruling by a court of competent jurisdiction and will continue to press our argument that this action is not suitable for a class-based arbitration. On July 22, 2010, the plaintiffs in this consolidated arbitration filed a Motion to Confirm the Arbitrator’s Partial Final Award on Class Certification in state court in North Carolina, Lincoln County Superior Court. On August 17, 2010, we filed to remove this North Carolina state court action to federal court, and simultaneously filed a Petition to Vacate the Arbitrator’s Partial Final Award on Class Certification, with both filings made in the United Stated District Court for the Western District of North Carolina.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
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
The following table sets forth information about the shares of Class A Common Stock we repurchased during the third quarter ended September 30, 2010:

	( in thousands, except price per share amounts)

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares Purchased	Price Paid	Announced Plans or	Under the Plans or
	(1)	per Share	Programs (2)	Programs

July 2010	1	$8.64	1	$43,566

August 2010	2	$8.85	2	$43,551

September 2010	–	$–	–	$43,551

Total	3	$8.78	3	$43,551
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
     Under our 2010 Credit Facilities, 8.625% Notes and the 9.0% Notes, share repurchases and dividends are permitted to the extent that no event of default exists and we are in compliance with certain covenants contained therein. See Note 6, “Long-term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of dividends and for a description of additional restrictions on the payment of dividends.

Item 6: Exhibits.
(a) Exhibits:

Exhibit
No.	Description

10.24	Promissory Note, dated August 12, 2010, executed by Sonic in favor of VW Credit, Inc., pursuant to the Credit Agreement.
31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)
31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	adverse resolutions of one or more significant legal proceedings against us or our dealerships;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	the terms of any refinancing of our existing indebtedness;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire;

•	the timing of our ability to successfully integrate recent and potential future acquisitions; and

•	the rate and timing of overall economic recovery or additional decline.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: October 28, 2010	By:	/s/ O. BRUTON SMITH

O. Bruton Smith
Chairman and Chief Executive Officer

Date: October 28, 2010	By:	/s/ DAVID P. COSPER

David P. Cosper
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
No.	Description

10.24	Promissory Note, dated August 12, 2010, executed by Sonic in favor of VW Credit, Inc., pursuant to the Credit Agreement.
31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)
31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002