Form 10-K
period 2010-12-31
SONIC AUTOMOTIVE INC
filed 2011-02-24
CIK 1043509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13395
SONIC AUTOMOTIVE, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	56-2010790 (I.R.S. Employer Identification No.)

6415 IDLEWILD ROAD, SUITE 109 CHARLOTTE, NORTH CAROLINA (Address of Principal Executive Offices)	28212 (Zip Code)

(704) 566-2400
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $.01 Par Value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $213,038,584 based upon the closing sales price of the registrant’s Class A common stock on June 30, 2010 of $8.56 per share. As of February 18, 2011 there were 40,760,973 shares of Class A common stock, par value $0.01 per share, and 12,029,375 shares of Class B common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2011 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

This Annual Report on Form 10-K contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can commonly be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	vehicle sales rates and same store sales growth;

•	future liquidity trends or needs;

•	our business and growth strategies;

•	future covenant compliance;

•	our financing plans and our ability to repay or refinance existing debt when due;

•	future acquisitions or dispositions;

•	level of fuel prices;

•	industry trends; and

•	general economic trends, including employment rates and consumer confidence levels.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of this Form 10-K and elsewhere in this report, as well as:

•	the number of new and used cars sold in the United States generally, and as compared to our expectations and the expectations of the market;

•	our ability to generate sufficient cash flows or obtain additional financing to fund acquisitions, capital expenditures, our share repurchase program, dividends on our Common Stock, and general operating activities;

•	the reputation and financial condition of vehicle manufacturers whose brands we represent, the financial incentives vehicle manufacturers offer and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements, and environmental laws;

•	adverse resolutions of one or more significant legal proceedings against us or our dealerships;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	the terms of any refinancing of our existing indebtedness;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we seek to acquire;

•	our ability to successfully integrate potential future acquisitions; and

•	the rate and timing of overall economic recovery or decline.

PART I

Item 1.	Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of December 31, 2010, we operated 135 dealership franchises at 118 dealership locations, representing 29 different brands of cars and light trucks, and 25 collision repair centers in 15 states. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts and performance of vehicle maintenance, warranty, paint and repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing and insurance and other aftermarket products (collectively, “F&I”) for our customers.

The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2010:

Revenue	Gross Profit

As of December 31, 2010, we operated dealerships in the following markets:

			Percent of
	Number of	Number of	2010 Total
Market	Dealerships	Franchises	Revenue

Houston	21	25	21.7%
Alabama/Tennessee	16	22	10.4%
North/South Carolina/Georgia	13	16	10.4%
South Bay (San Francisco)	6	6	7.5%
Los Angeles North	11	13	7.4%
Los Angeles South	4	4	7.3%
Florida	10	10	6.5%
Mid-Atlantic	5	6	6.3%
North Bay (San Francisco)	10	9	6.0%
Dallas	4	4	5.0%
Oklahoma	5	5	2.9%
Ohio	4	6	2.7%
Colorado	2	2	2.1%
Michigan	4	4	1.9%
Las Vegas	3	3	1.9%

Total	118	135	100.0%

In the future, we plan to purchase franchises that enrich our franchise portfolio and divest franchises that we believe will not yield acceptable returns over the long-term. Currently, we are not pursuing any significant acquisition opportunities. Although we believe growth through acquisitions will be a significant source of growth for us in the future, we do not see this being a significant source of growth in the near-term. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our plans for the use of capital generated through operations. Our ability to complete acquisitions in the future will depend on many factors, including the availability of financing and the existence of any contractual provisions that may restrict our acquisition activity.

The automotive retailing industry remains highly fragmented, and we believe that further consolidation may occur over the long-term. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships.

Business Strategy

Maximize Asset Returns Through Process Execution.  We have developed standardized operating processes which are documented in operating playbooks for our dealerships. Through the continued implementation of these operating playbooks, we believe organic growth opportunities exist. Through the implementation of our standard operating practices at all of our dealerships, we believe we are able to offer a more favorable buying experience to our customers and create efficiencies in our business processes. We believe the development, refinement and implementation of these operating processes will enhance the customer experience, make us more competitive in the marketplace and drive revenue growth across each of our revenue streams.

Invest in Dealership Properties.  Historically, we have operated our dealerships primarily on property financed through long-term operating leases. As these leases mature or as we have an opportunity to purchase the underlying real estate prior to renewal, we have begun to purchase and own more of our dealership properties. We remain opportunistic in purchasing existing properties or relocating dealership operations to owned real estate where the returns are favorable. We believe owning our properties will, over the long-term, strengthen our balance sheet and reduce our overall cost of operating and financing our dealership facilities.

Reduce Leverage.  As we generate cash through operations and have the ability to repay or repurchase outstanding indebtedness, we will continue to reduce our non-mortgage related leverage.

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

Portfolio Management.  Although we are not currently pursuing any significant acquisition opportunities, our long-term growth strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2010, 85.1% of our total revenue was generated by mid-line import and luxury dealerships, which usually have higher operating margins, more stable fixed operations departments, lower associate turnover and lower inventory levels.

The following table depicts the breakdown of our new vehicle revenues by brand:

	Percentage of New Vehicle
	Revenue
	Year Ended December 31,
	2008	2009	2010

Brand(1)
BMW	18.6%	17.2%	17.4%
Honda	15.0%	15.2%	13.9%
Toyota	11.7%	11.7%	11.1%
Mercedes	10.5%	9.7%	9.8%
Ford	5.0%	9.6%	8.8%
General Motors(2)	10.5%	6.5%	6.7%
Lexus	5.9%	6.2%	6.0%
Cadillac	5.6%	4.6%	5.5%
Other(3)	3.6%	3.8%	3.3%
Audi	1.8%	2.6%	3.1%
Volkswagen	1.8%	2.1%	2.3%
Land Rover	1.3%	1.7%	2.0%
Hyundai	1.4%	1.8%	2.0%
Porsche	1.4%	1.5%	1.8%
Infiniti	1.2%	1.2%	1.4%
Nissan	0.9%	1.1%	1.3%
Volvo	1.2%	1.4%	1.2%
Other Luxury(4)	1.1%	1.0%	1.1%
Acura	1.1%	0.8%	1.0%
Chrysler(5)	0.4%	0.3%	0.3%

Total	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements“in the Accounting Standards Codification (the “ASC”), prior years’ income statement data reflect reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2009 which had not been previously included in discontinued operations or (ii) include franchises previously held for sale which subsequently were reclassified to held and used. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discuss these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, Chevrolet and GMC.

(3)	Includes Isuzu, Kia, Mini, Scion and Subaru.

(4)	Includes Hummer, Jaguar and Saab.

(5)	Includes Chrysler, Dodge and Jeep.

Expand our eCommerce Capabilities.  Automotive customers have become increasingly more comfortable using technology to research their vehicle buying alternatives and communicate with dealership personnel. The internet presents a unique marketing, advertising and automotive sales channel which we will exploit nationally to drive demand creation and demand maximization for our dealerships. Our technology platforms have given us the ability to leverage technology to more efficiently integrate systems, customize our dealership websites and use our data to improve the effectiveness of our advertising and interaction with our customers. This also allows us to market all of our products and services to a national audience and, at the same time, support the market penetration of our individual dealerships.

Achieve High Levels of Customer Satisfaction.  We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles in a positive, “consumer friendly” buying environment. Several manufacturers offer specific financial incentives on a per vehicle basis if certain Customer Satisfaction Index (“CSI”) levels (which vary by manufacturer) are achieved by a dealership. In addition, all manufacturers consider CSI scores in approving acquisitions. In order to keep dealership management focused on customer satisfaction, we include CSI results as a component of our incentive-based compensation programs.

Train, Develop and Retain Associates.  We believe our associates are the cornerstone of our business and crucial to our financial success. Our goal is to develop our associates and foster an environment where our associates can contribute and grow with the company. Associate satisfaction is very important to us and we believe a high level of associate satisfaction reduces turnover and enhances our customers’ experience at our stores by pairing our customers with well-trained, seasoned associates. We believe that our comprehensive training of all employees provides us with a competitive advantage over other dealership groups.

Increase Sales of Higher Margin Products and Services.  We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products (“F&I”):  Each sale of a new or used vehicle gives us an opportunity to provide our customer with financing and insurance options and earn financing fees and insurance commissions. We also offer our customers the opportunity to purchase extended service contracts and other aftermarket products. We currently offer a wide range of non-recourse financing, leasing, other aftermarket products, service contracts and insurance products to our customers. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at both newly acquired and existing dealerships.

Parts, Service & Repair:  Each of our dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships such as ours. As a result, our franchised dealerships are uniquely qualified and positioned to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business over the long-term by increasing service capacity, investing in sophisticated equipment and well-trained technicians, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts associated with new and used vehicle retail sales will drive further service and parts business in our dealerships as we increase the potential to retain current customers beyond the term of the standard manufacturer warranty period.

Certified Pre-Owned Vehicles:  Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the CPO vehicle. We typically earn higher revenues and gross profits on CPO vehicles compared to non-certified pre-owned vehicles. We also believe the extended manufacturer warranty increases our potential to retain the pre-owned purchaser as a future parts and service customer. Since CPO warranty work can only be performed at franchised dealerships, we believe CPO warranty work will increase our fixed operations business.

“Value” Used Vehicle:.  We believe the market for “value” vehicles (used vehicles with retail prices below $10,000) is broad and not as sensitive to market fluctuations as higher priced used vehicles. Our strategy in retailing these vehicles includes the use of technology and market data to determine optimal pricing and placement of these vehicles at our stores.

Relationships with Manufacturers

Each of our dealerships operates under a separate franchise or dealer agreement that governs the relationship between the dealership and the manufacturer. Each franchise or dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most manufacturers allocate vehicles on a “turn and earn” basis that rewards high sales volume. A franchise or dealer agreement requires the dealer to meet specified standards regarding showrooms, facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training and other aspects of the business. Each franchise or dealer agreement also gives the related manufacturer the right to approve the dealer operator and any material change in management or ownership of the dealership. Each manufacturer may terminate a franchise or dealer agreement under certain circumstances, such as a change in control of the dealership without manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealer operator, the conviction of the dealership or the dealership’s owner or dealer operator of certain crimes, the failure to adequately operate the dealership or maintain new vehicle financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the applicable franchise or dealer agreement.

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

Governmental Regulations and Environmental Matters

Numerous federal and state regulations govern our business of marketing, selling, financing and servicing automobiles. We are also subject to laws and regulations relating to business corporations.

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

We do not have any known material environmental liabilities, and we believe that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition and cash flows. However, soil and groundwater contamination is known to exist at certain properties owned and used by us. Further, environmental laws and regulations are complex and subject to frequent change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. We cannot assure you that compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional expenditures by us, or that such expenditures will not be material.

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic

O. Bruton Smith	84	Chairman, Chief Executive Officer and Director
B. Scott Smith	43	President, Chief Strategic Officer and Director
Jeff Dyke	43	Executive Vice President of Operations
David P. Cosper	56	Vice Chairman and Chief Financial Officer
David B. Smith	36	Executive Vice President and Director

O. Bruton Smith, 84, is our Founder, Chairman, Chief Executive Officer and a director and has served as such since our formation in January 1997, and he currently is a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Infineon Raceway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Texas Motor Speedway, and Kentucky Speedway. He is also an executive officer or a director of most of SMI’s operating subsidiaries.

B. Scott Smith, 43, is our Co-Founder, President, Chief Strategic Officer and a director. Prior to his appointment as President in March 2007, Mr. Smith served as our Vice Chairman and Chief Strategic Officer since October 2002. He held the position of President and Chief Operating Officer from April 1997 to October 2002. Mr. Smith has been a director of our company since our organization was formed in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith, who is the son of O. Bruton Smith and brother of David B. Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over twenty years experience in the automobile dealership industry.

Jeff Dyke, 43, is our Executive Vice President of Operations and is responsible for direct oversight for all retail automotive operations of Sonic. From March 2007 to October 2008, Mr. Dyke served as our Division Chief Operating Officer — South East Division, where he oversaw retail automotive operations for the states of Alabama, Georgia, Florida, North Carolina, Tennessee, Texas and South Carolina. Mr. Dyke first joined Sonic in October 2005 as its Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President — Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the automotive retail industry at AutoNation from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.

David P. Cosper, 56, is our Vice Chairman and Chief Financial Officer. In March 2007, Mr. Cosper was appointed to Vice Chairman after serving as Executive Vice President since March 2006. He joined Sonic Automotive on March 1, 2006 as an Executive Vice President and became our Chief Financial Officer and Treasurer on March 16, 2006. Mr. Cosper served as Treasurer through the end of 2006 and relinquished the position in February 2007. Prior to joining Sonic, he was Vice Chairman and Chief Financial Officer of Ford Motor Credit Company, a position held since 2003. From 1979, when he joined Ford Motor Company, Mr. Cosper served in a variety of positions in Ford Motor Company and Ford Motor Credit Company, including Vice President and Treasurer of Ford Motor Credit Company and Executive Director of Corporate Finance at Ford Motor Company. In such positions, he was responsible for worldwide profit analysis and treasury matters, risk management, business planning, and competitive and strategic analysis.

David B. Smith, 36, is our Executive Vice President and a director and has served our organization beginning in October 2000. Prior to being named a director and Executive Vice President of Sonic in October 2008, Mr. Smith, also a son of O. Bruton Smith and brother of B. Scott Smith, served as our Senior Vice President of Corporate Development since March 2007. Prior to that appointment, Mr. Smith served as our Vice President of Corporate Strategy from October 2005 to March 2007, and also served us prior to that time as Dealer Operator of one of our

Arnold Palmer Cadillac dealerships from January 2004 to October 2005, our Fort Mill Ford dealership from January 2003 to January 2004, and our Town and Country Ford dealership from October 2000 to December 2002.

Employees

As of January 31, 2011, we employed approximately 9,200 associates. We believe that our relationships with our employees are good. Approximately 225 of our employees, primarily service technicians in our Northern California markets, are represented by a labor union. However, due to our dependence on automobile manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturers’ manufacturing facilities.

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

As of December 31, 2010, our total outstanding indebtedness was approximately $1.4 billion, including the following:

•	$862.0 million under the secured new and used inventory floor plan facilities;

•	$208.6 million in 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), representing $210.0 million in aggregate principal amount outstanding less unamortized discount of approximately $1.4 million;

•	$42.7 million in 8.625% Senior Subordinated Notes due 2013 (the“8.625% Notes”), representing $42.9 million in aggregate principal amount outstanding less unamortized net discount of approximately $0.2 million;

•	$147.8 million in 5.0% Convertible Senior Notes due 2029 which are redeemable by us and which may be put to us by the holders after October 1, 2014 under certain circumstances (the “5.0% Convertible Notes”), representing $172.5 million in aggregate principal amount outstanding less unamortized discount of approximately $24.7 million;

•	$132.9 million of mortgage notes, representing $133.9 million in aggregate principal amount less unamortized net discount of approximately $1.0 million, due from June 2013 to December 2029, with a weighted average interest rate of 4.91%; and

•	$23.5 million of other secured debt, representing $21.7 million in aggregate principal amount plus unamortized premium of approximately $1.8 million.

We have $150.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2010 Revolving Credit Facility”), up to $321.0 million in maximum borrowing availability for new vehicle inventory floor plan financing and up to $50.0 million in maximum borrowing availability for used vehicle inventory floor plan financing (the “2010 Floor Plan Facilities”). We refer to the 2010 Revolving Credit Facility and 2010 Floor Plan Facilities collectively as our “2010 Credit Facilities”. As of December 31, 2010, we had $97.9 million available for additional borrowings under the 2010 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances and the market value of certain additional collateral. We are able to borrow under our 2010 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2010 Floor Plan Facilities. In addition, the indentures relating to our 9.0% Notes, 8.625% Notes, 5.0% Convertible Notes and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that commonly have initial terms of fifteen to twenty years with renewal options ranging from five to ten years. These operating leases require compliance with financial and operating covenants similar to those under our 2010 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in the Notes to the accompanying Consolidated Financial Statements under the heading “Commitments and Contingencies” in this Annual Report on Form 10-K.

An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness or lease obligations would have a material adverse effect on our business, financial condition or results of operations.

Our 2010 Credit Facilities, the indentures governing our 9.0% Notes, 8.625% Notes and many of our facility operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross default provisions. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 9.0% Notes, 8.625% Notes, and 5.0% Convertible Notes under the cross default provisions in those agreements or indentures. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon our future performance.

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions, the regulatory environment and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt as it becomes due, we may be required to refinance the debt, sell assets or sell shares of our common stock on terms that we do not find attractive. Further, our failure to comply with the financial and other restrictive covenants relating to the 2010 Credit Facilities and the indentures pertaining to our outstanding notes could result in a default under these agreements that would prevent us from borrowing under the 2010 Revolving Credit Facility, which could adversely affect our business, financial condition and results of operations.

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

The conversion of the 5.0% Convertible Notes, if triggered, may adversely affect our liquidity and financial condition and results of operations.

If the conversion features of the 5.0% Convertible Notes are triggered, holders of those notes will be entitled to convert their notes in accordance with the terms of the indenture governing those notes. We may be required to make cash payments to satisfy our conversion obligations. In the event we have the ability to, and choose to, settle the 5.0% Convertible Notes with cash payments in lieu of settlement with shares of common stock, the amount of these cash payments could have a material adverse effect on our liquidity. In addition, even if the holders of the 5.0% Convertible Notes do not elect to convert their respective notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which could result in a material reduction of our net working capital or could have a material adverse effect on our financial condition and results of operations.

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

To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2010, we had interest rate swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. See “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to our accompanying Consolidated Financial Statements. We intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions.

Our hedging transactions expose us to certain risks and financial losses, including, among other things:

•	counterparty credit risk;

•	available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;

•	the duration of the amount of the hedge may not match the duration or amount of the related liability;

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair-value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity; and

•	all of our hedging instruments contain terms and conditions with which we are required to meet. In the event those terms and conditions are not met, we may be required to settle the instruments prior to the instruments’ maturity with cash payments which could significantly affect our liquidity.

A failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations.

We may not be able to satisfy our debt obligations upon the occurrence of a change in control or a fundamental change.

Upon the occurrence of a change in control or a fundamental change, as defined in our 9.0% Notes, 8.625% Notes and 5.0% Convertible Notes, holders of these instruments will have the right to require us to purchase all or any part of such holders’ notes at a price equal to either 101% (in the case of the 9.0% Notes and 8.625% Notes) or 100% (in the case of the 5.0% Convertible Notes) of principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under these indentures may also constitute a default under our 2010 Credit Facility. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments in the event of a change in control or fundamental change. In the event we were unable to satisfy our obligations under the change in control or fundamental change control provisions, it could have an adverse material impact on us and our Class A and Class B common stock holders. Any future debt instruments that we may incur may contain similar provisions regarding repurchases in the event of a change in control or fundamental change triggering event.

Although O. Bruton Smith, our chairman and chief executive officer, and his affiliates have previously assisted us with obtaining financing, we cannot assure you that he or they will be willing or able to do so in the future.

Our obligations under the 2010 Credit Facilities are secured with a pledge of 5,000,000 shares of Speedway Motorsports, Inc. Common Stock, a publicly traded owner and operator of automobile racing facilities. These shares of Speedway Motorsports, Inc. Common Stock are owned by Sonic Financial Corporation (“SFC”), an entity controlled by Mr. Smith. Presently, the $150.0 million borrowing limit of our 2010 Revolving Credit Facility is subject to a borrowing base calculation that is based, in part, on the value of the Speedway Motorsports shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of Speedway Motorsports common stock could reduce the amount we can borrow under the 2010 Revolving Credit Facility.

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

Our failure to meet a manufacturer’s customer satisfaction, financial and sales performance and facility requirements may adversely affect our profitability and our ability to acquire new dealerships.

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

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration.

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

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For the year ended December 31, 2010, approximately 17.4% of our parts and service revenue was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our fixed operations sales volume and profitability could be adversely affected.

Adverse conditions affecting one or more key manufacturers may negatively impact our profitability.

During the year ended December 31, 2010, approximately 82.7% of our new vehicle revenue was derived from the sale of new vehicles manufactured by BMW, Honda (including Acura), Toyota (including Lexus), Mercedes, General Motors (including Cadillac) and Ford. Our success depends to a great extent on these manufacturers’:

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

Risks Related to Our Growth Strategy

Pursuant to the terms of the 2010 Credit Facilities, our ability to make acquisitions is restricted.

Pursuant to the 2010 Credit Facilities, we are restricted from making dealership franchise acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is in excess of $25.0 million, without the written consent of the Required Lenders (as that term is defined in the 2010 Credit Facilities). With this restriction on our ability to make acquisitions, our growth strategy may be limited. In addition, we may have to forfeit the opportunity to acquire profitable dealerships at attractive valuations.

We may not be able to capitalize on real estate and dealership franchise acquisition opportunities because our ability to obtain capital to fund these acquisitions is limited.

We intend to finance our real estate and dealership franchise acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A common stock, overall market conditions, and covenants under our 2010 Credit Facilities which restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. Using cash to complete acquisitions could substantially limit our operating or financial flexibility.

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

Substantially all the assets of our dealerships are pledged to secure the indebtedness under our Silo Floor Plan Facilities and the 2010 Credit Facilities. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer-affiliated finance subsidiaries are either owned or affiliated with BMW, Mercedes, Ford and Toyota, respectively, any deterioration of our relationship with the particular manufacturer-affiliated finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

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

Our future operating results depend on our ability to integrate the operations of acquired dealerships with our existing operations. In particular, we need to integrate our management information systems, procedures and organizational structures, which can be difficult. Our growth strategy has focused on the pursuit of strategic acquisitions that either expand or complement our business.

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

Our business is heavily dependent on consumer demand and preferences. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on economic conditions, consumer confidence, the level of discretionary personal income and credit availability. Deterioration in any of these conditions may have a material adverse effect on our retail business, particularly sales of new and used automobiles.

In addition, severe or sustained increases in gasoline prices may lead to a reduction in automobile purchases or a shift in buying patterns from luxury and sport utility vehicle models (which typically provide high margins to retailers) to smaller, more economical vehicles (which typically have lower margins).

A decline of available financing in the lending market may adversely affect our vehicle sales volume.

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

Natural disasters and adverse weather events can disrupt our business.

Our stores are concentrated in states and regions in the United States, including primarily Florida, Texas, and California, in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, landslides, and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition, and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have, subject to certain deductibles, limitations, and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The seasonality of our business may adversely affect our operating results.

Our business is subject to seasonal variations in revenues. In our experience, demand for automobiles is lowest during the first quarter of each year. We therefore receive a disproportionate amount of revenues in the second, third and fourth quarters and expect our revenues and operating results to be lower in the first quarter. Consequently, if conditions surface during the second, third and fourth quarters that impair vehicle sales, such as higher fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year could be adversely affected.

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

We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. The Florida trial court granted Summary Judgment in our favor against Plaintiff Enrique Galura, and his claim has been dismissed. Virginia Galura’s claim is still pending. We currently intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. At a mediation held February 4, 2011, our company reached an agreement in principle with the plaintiffs to settle this class action lawsuit. This agreement in principle remains conditioned upon execution of a definitive settlement agreement and subsequent approval by the Florida state court. In the event that a definitive settlement of this lawsuit is finalized upon terms and conditions consistent with the agreement in principle, such a settlement would not have a material adverse affect on our future results of operations, financial condition and cash flows.

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

Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill of our single reporting unit is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2010, our balance sheet reflected a carrying amount of approximately $468.5 million in goodwill.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties.

Our principal executive offices are located at 6415 Idlewild Road, Suite 109, Charlotte, North Carolina 28212, and our telephone number is (704) 566-2400. We lease these offices from a related party. See Note 8, “Related Parties,” to our accompanying Consolidated Financial Statements.

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

We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in our favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. We currently intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. At a mediation held February 4, 2011, our company reached an agreement in principle with the plaintiffs to settle this class action lawsuit. This agreement in principle remains conditioned upon execution of a definitive settlement agreement and subsequent approval by the Florida state court. In the event that a definitive settlement of this lawsuit is finalized upon terms and conditions consistent with the agreement in principle, such a settlement would not have a material adverse affect on our future results of operations, financial condition and cash flows.

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

Item 4:	[Removed and Reserved]

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is currently traded on the NYSE under the symbol “SAH.” Our Class B Common Stock is not traded on a public market.

As of February 18, 2011, there were 40,760,973 shares of Sonic’s Class A common stock and 12,029,375 shares of Sonic’s Class B common stock outstanding. As of February 18, 2011, there were 95 record holders of the Class A common stock and three record holders of the Class B common stock. As of February 18, 2011, the closing stock price for the Class A common stock was $14.80.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.48 per share during 2008. No dividends were declared during 2009, but in the fourth quarter of 2010 our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share. Subsequent to December 31, 2010, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for shareholders of record on March 15, 2011 to be paid on April 15, 2011. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements and Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of dividends and for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for Sonic’s Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods.

			Cash
	Market Price		Dividend
	High	Low	Declared

2010
First Quarter	$12.51	$9.05	$—
Second Quarter	13.18	8.45	—
Third Quarter	10.23	8.39	—
Fourth Quarter	13.64	9.50	0.025
2009
First Quarter	$4.16	$0.95	$—
Second Quarter	11.03	1.06	—
Third Quarter	14.77	8.35	—
Fourth Quarter	13.04	8.54	—

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the quarter ended December 31, 2010.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
		Average	Part of Publicly	May Yet Be Purchased
	Total Number of	Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased(1)(2)	per Share	Programs(2)(3)	Programs
	(In thousands, except per share data)

October 2010	1	$10.53	1	$43,547
November 2010	—	—	—	43,547
December 2010	2	13.23	2	43,511

Total	3	$12.92	3	$43,511

(1)	All shares repurchased were part of publicly announced share repurchase programs

(2)	Shares purchased represent the required tax withholding upon issuance of restricted stock.

(3)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(Amounts in thousands)

November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

Item 6:	Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our Consolidated Financial Statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2010. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In millions, except per share data)

Income Statement Data(1)(2):
Total revenues	$7,376.9	$7,767.0	$6,900.2	$6,055.3	$6,880.8
Impairment charges	$4.7	$0.9	$812.0	$23.5	$0.2
Income (loss) from continuing operations before income taxes	$139.1	$172.1	$(756.1)	$27.9	$78.4
Income (loss) from continuing operations	$82.9	$104.6	$(633.8)	$57.2	$95.9
Basic earnings (loss) per share from continuing operations	$1.95	$2.44	$(15.70)	$1.29	$1.82
Diluted earnings (loss) per share from continuing operations	$1.91	$2.36	$(15.70)	$1.07	$1.58
Consolidated Balance Sheet Data(2):
Total assets	$3,124.8	$3,282.7	$2,405.5	$2,068.9	$2,250.8
Current maturities of long-term debt	$2.7	$4.2	$738.4	$24.0	$9.1
Total long-term debt	$567.8	$678.4	$738.4	$576.1	$555.5
Total long-term liabilities (including long-term debt)	$768.2	$915.8	$809.6	$717.2	$689.5
Cash dividends declared per common share	$0.48	$0.48	$0.48	$—	$0.025

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the ASC, prior years’ income statement data reflect reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2009 which had not been previously included in discontinued operations or (ii) include franchises previously held for sale which subsequently were reclassified to held and used. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discuss these and other factors that affect the comparability of the information for the periods presented.

(2)	As mentioned in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Notes 2, 5 and 6 to our accompanying Consolidated Financial Statements, impairment charges, business combinations and dispositions and debt refinancings have had a material impact on our reported financial information.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2010 Events

In January 2010, we replaced our 2006 Credit Facility, which was scheduled to mature in February 2010, with a new revolving credit and vehicle floor plan facility (the “2010 Credit Facilities”), which matures in August 2012, and additional manufacturer-affiliated finance company floor plan agreements (the “Silo Floor Plan Facilities”).

In March 2010, we issued $210.0 million in aggregate principal amount of 9.0% Senior Subordinated Notes (the “9.0% Notes”) which mature on March 15, 2018. In April 2010, we used net proceeds from this issuance together with cash on hand to redeem $200.0 million in aggregate principal amount of our 8.625% Senior Subordinated Notes due 2013 (the “8.625% Notes”). During the second and third quarters of 2010, we repurchased an additional $32.1 million in aggregate principal amount of the 8.625% Notes, resulting in $42.9 million in remaining aggregate principal amount outstanding at December 31, 2010.

In November 2010, we redeemed $16.0 million in remaining aggregate principal amount outstanding of the 4.25% Convertible Senior Subordinated Notes (the “4.25% Convertible Notes”), completely extinguishing our obligations under the 4.25% Convertible Notes.

As a result of these refinancing activities, other than principal payments due on mortgage notes and certain term notes, we do not have another significant debt maturity until the 2010 Credit Facilities expire in 2012 or when the remaining aggregate principal amount outstanding of the 8.625% Notes matures in 2013.

In 2009, General Motors offered financial assistance with winding down the operations of the franchises for which we executed termination agreements in conjunction with the restructuring of General Motors. Assistance to be received from General Motors totaled $3.3 million, all of which had been collected by December 31, 2010. As of December 31, 2010, we operated 23 General Motors franchises (under the Cadillac, Chevrolet, GMC, Saab and Buick brands) at 18 dealership locations.

During 2010, Toyota Motor Corporation issued recalls affecting certain of its most popular models in certain model years. Toyota Motor Corporation had instructed its dealerships to stop selling vehicles affected by the recall until it developed a solution to the problem and provided the necessary parts and instructions to fix it. During the period of time when affected vehicles could not be sold, Toyota Motor Corporation offered its dealers floor plan assistance to help reduce dealers’ cost of carrying vehicles which dealers could not sell due to the recall, which reduced our floor plan interest expense. As of December 31, 2010, we operated 11 Toyota franchises. During the year ended December 31, 2010, we experienced a benefit to our fixed operations business as a result of work performed on vehicles affected by the recall which was paid for by the manufacturer and provided free of charge to the customer. We cannot estimate how this recall will affect consumer preferences over the long-term.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2010 classification of franchises between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the ASC.

Overview

We are one of the largest automotive retailers in the United States. As of December 31, 2010, we operated 135 dealership franchises, representing 29 different brands of cars and light trucks, at 118 locations and 25 collision repair centers in 15 states. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations.

Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers. Although vehicle sales are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume.

The automobile industry’s total amount of new vehicles sold increased by 11.5% to 11.6 million vehicles in 2010 from 10.4 million vehicles in 2009. From an industry perspective, new vehicle unit sales on a year-over-year basis increased 9.3% for import brands and 13.4% for domestic brands. Average industry expectations for new vehicle sales volume in 2011 are between 12.0 million and 13.0 million vehicles which, if realized, would be an increase of 3.4% to 12.1% from the 2010 level. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause 2011 industry results to vary. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend.

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

Critical accounting policies are those that are both most important to the portrayal of our financial position and results of operations and require the most subjective and complex judgments. The following is a discussion of what we believe are our critical accounting policies and estimates. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the accompanying Consolidated Financial Statements for additional discussion regarding our accounting policies.

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

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2010 by approximately $1.6 million. Our estimate of chargebacks ($11.3 million as of December 31, 2010) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-offs. If these factors negatively change, the resulting impact would affect our future estimate for chargebacks and could have a negative adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.

Goodwill and Franchise Assets

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. An exception to the annual impairment test is provided by “Intangibles — Goodwill and Other” in the ASC, wherein a detailed determination of the fair value of a reporting unit may be carried forward from one year to the next if the following criteria have been met: (i) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination; (ii) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin; and (iii) based on the analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote. As of December 31, 2010, we determined that we had met the criteria necessary to carry forward our step one testing from December 31, 2009.

In completing step one of our impairment analyses as of December 31, 2009, we used a discounted cash flow (“DCF”) model to calculate fair value. We believe a discounted cash flow model is the most reliable valuation method to use because the fair value of our business is dependent on our ability to generate cash through sales and service of new and used vehicles. The DCF method is based on forward-looking projections that incorporate current trends and market expectations. We also analyzed our market capitalization along with potential adjustments to market capitalization such as control premium and cost synergies in evaluating our estimate of fair value. The results of our DCF model compared to our adjusted market capitalization determine whether the DCF model provided an accurate measure of fair value for the purpose of the impairment test. Our estimate of fair value was then compared to our book value at December 31, 2009 to determine whether an indicator of impairment existed. At December 31, 2009, the fair value of our reporting unit exceeded the carrying value of the reporting unit by a substantial margin. As a result, we were not required to conduct the second step of the impairment test, and determined that no indicator of impairment existed at December 31, 2009.

The significant assumptions in our DCF model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to conduct the second step of the impairment test described above. In projecting our reporting unit’s earnings, we develop many assumptions which include, but are not limited to, new and used vehicle unit sales, internal revenue enhancement initiatives, cost control initiatives, internal investment programs such as training and technology, infrastructure and inventory floor plan borrowing rates. Our expectation of new vehicle unit sales is driven by our expectation of the SAAR of new vehicles. The estimate of the industry SAAR in future periods is the basis of our assumptions related to new vehicle unit sales volumes in our DCF model because we believe the historic and projected level of SAAR is the best indicator of our new vehicle unit sales trends. The level of SAAR assumed in our projection of earnings for 2010 was approximately 11.0 million units with a gradual increase in the level of SAAR to approximately 14.0 million units in 2013, and remaining level thereafter. Actual SAAR in 2010 was approximately 11.6 million units, and average industry expectations for the SAAR in 2011 are between 12.0 million and 13.0 million units, consistent with the expectations used in our DCF model in 2009.

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

We test franchise assets for impairment annually or more frequently if events or circumstances indicate possible impairment. We estimate the value of our franchise assets using a discounted cash flow model. The discounted cash flow model used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. As a result of our impairment testing in 2010, no franchise asset impairments were required. The balance of our franchise assets (related to continuing operations and discontinued operations) totaled $64.8 million at December 31, 2010.

Insurance Reserves

We have various high deductible retention and insurance programs which require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. We accrue for insurance reserves on a pro-rata basis throughout the year based on the expected year-end liability. We estimate the ultimate liability under these programs is between $20.0 million and $22.2 million. At December 31, 2010, we had $21.0 million reserved for such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves, our operating results, financial position and cash flows. These significant assumptions would include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings and current or projected changes in state laws. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our reserves. We believe our actual loss experience has not been materially different from our recorded estimates.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a franchise where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or in situations where a store is closed as a result of the associated franchise being terminated by the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. At December 31, 2010, we had $43.5 million accrued for lease exit costs. A significant change in our assumptions regarding the time period necessary to obtain a subtenant or the amount of the anticipated sublease income could have a material effect on our accrual and, as a result, earnings. For example, assuming all other factors remain the same, a 50% decrease in our estimated proceeds from subleases would change our lease exit accruals by approximately $1.1 million. In addition, based on the terms and conditions negotiated in the sale of franchises in the future, additional accruals may be necessary if the purchaser of the franchise does not assume the lease of the associated franchise, or we are unable to negotiate a sublease with the buyer of the franchise on terms that are identical to or better than those associated with the original lease.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. As of December 31, 2010, we had accrued $9.1 million in legal reserves. Although we vigorously defend ourself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters that are significant could exceed the amount of our legal reserve and have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Classification of Franchises in Continuing and Discontinued Operations

We classify the results from operations of our continuing and discontinued operations in our Consolidated Statements of Income based on the provisions of “Presentation of Financial Statements” in the ASC. Many of these provisions involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income will be reclassified in order to reflect that classification. During the year ended December 31, 2010, we identified one franchise that was held for sale and previously included in discontinued operations, which we chose to continue to hold and operate in continuing operations in 2010. At December 31, 2010 there were no dealership franchises classified as held for sale.

Income Taxes

As a matter of course, we are regularly audited by various taxing authorities and from time to time these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply, in all material respects, with applicable tax law and that we have adequately provided for any reasonably foreseeable outcome related to these matters. Included in other accrued liabilities at December 31, 2010 is $27.6 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties). From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and disposals, including consideration paid or received in connection with such transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that does not meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is likely of being realized upon ultimate settlement.

We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The effects on our financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to our Consolidated Financial Statements.

We continually review all deferred tax asset positions (including state net operating loss carryforwards) to determine whether it is more-likely-than-not that the deferred tax assets will be utilized. Certain factors considered in evaluating the potential for realization of deferred tax assets include the time remaining until expiration (related to state net operating loss carryforwards) and various sources of taxable income that may be available under the tax law to realize a tax benefit related to a deferred tax asset. This evaluation requires management to make certain assumptions about future profitability, the execution of tax strategies that may be available to us and the likelihood that these assumptions or execution of tax strategies would occur. This evaluation is highly judgmental. The results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual realization of these deferred tax assets may be materially different from management’s estimate.

At December 31, 2008, 2009 and 2010, we had a valuation allowance recorded totaling $116.3 million, $61.9 million and $10.9 million, respectively.

During the years ended December 31, 2009 and 2010, we reduced the recorded valuation allowance amount by $54.4 million and $51.0 million, respectively. These changes were the result of the use of certain state net operating loss carryforwards as well as a change in estimate that we would be able to ultimately realize the benefits of recorded deferred tax balances. These changes in estimate were primarily driven by the improvement experienced in our operating results, the overall improvement of the automotive retailing industry and the expectation that our results and those of the automotive retailing industry would continue to improve in the future. Notwithstanding these facts, at December 31, 2010, we maintained valuation allowance amounts of $10.9 million related to certain state net operating loss carryforwards as it was likely that we would not be able to generate sufficient state taxable income in the related entities to utilize the accumulated net operating loss carryforward balances.

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

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income:

	Percentage of Total Revenue(1)
	for the Year Ended December 31,
	2008	2009	2010

Revenues:
New vehicles	58.1%	53.3%	53.0%
Used vehicles	19.5%	24.0%	25.8%
Wholesale vehicles	3.9%	2.4%	2.2%
Parts, service and collision repair	15.9%	17.7%	16.4%
Finance, insurance and other	2.6%	2.6%	2.6%

Total revenue	100.0%	100.0%	100.0%
Cost of sales(2)	84.0%	82.9%	83.8%

Gross profit	16.0%	17.1%	16.2%
Selling, general and administrative expenses	13.1%	13.7%	13.0%
Impairment charges	11.7%	0.4%	0.0%
Depreciation and amortization	0.5%	0.6%	0.5%

Operating income	(9.3%)	2.4%	2.7%
Interest expense, floor plan	0.6%	0.3%	0.3%
Interest expense, other, net	0.9%	1.3%	1.0%
Interest expense, non-cash, convertible debt	0.2%	0.0%	0.1%
Interest expense, non-cash, cash flow swaps	0.0%	0.2%	0.1%
Other expense, net	0.0%	0.1%	0.1%

Income (loss) from continuing operations before income taxes	(11.0%)	0.5%	1.1%

Income tax expense (benefit)	(1.8%)	(0.4%)	(0.3%)

Income (loss) from continuing operations	(9.2%)	0.9%	1.4%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the ASC, prior years’ income statement data reflect reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2009 which had not been previously included in discontinued operations or (ii) include franchises previously held for sale which subsequently were reclassified to held and used. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discuss these and other factors that affect the comparability of the information for the periods presented.

(2)	The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

During the year ended December 31, 2010, we disposed of 13 franchises and, at December 31, 2010, had no other franchises held for sale. The results of operations of these dealerships, including gains or losses on disposition, have been included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented. In addition to these dispositions, we disposed of 10 and 18 franchises, respectively, in each of the years ended December 31, 2008 and 2009. See additional discussions of franchises held for sale in the “Liquidity and Capital Resources” discussion.

The following discussions are based on reported figures. Same store amounts do not vary significantly from reported totals since there were no significant dealership franchise acquisitions in the years ended December 31, 2009 and 2010.

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

Annually, we review franchise asset and property and equipment valuations. Based on historical and projected operating losses for certain continuing operating dealerships, we determined that certain dealerships would not be able to recover recorded franchise asset and property and equipment asset balances and that we would not complete certain capital projects at these stores. As such, we partially or fully impaired the franchise asset, property and equipment asset values as well as costs for construction in progress for those stores. Further, as a result of lowering the estimates of expected proceeds from the sale of certain dealership franchises held for sale based on market conditions, we recorded franchise asset, property and equipment and other asset impairment charges in discontinued operations. See the table below for the amounts and classification of the charges recorded for the years ended December 31, 2008, 2009 and 2010. In 2010, we recorded $0.2 million of impairment related to property and equipment and construction in progress in continuing operations.

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. An exception to the annual impairment test provided by “Intangibles — Goodwill and Other” in the ASC allowed us to carry forward our goodwill impairment analysis from 2009, resulting in no goodwill impairment in 2010. For the year ended December 31, 2009, we recorded goodwill impairment charges of $1.1 million within continuing operations and $1.6 million within discontinued operations due to the determination that a portion of the goodwill was not recoverable, based on estimated proceeds, while certain dealership operations were held for sale. For the year ended December 31, 2008, we recorded an impairment of $797.3 million related to our evaluation of goodwill. We recorded $795.3 million in continuing operations and $2.0 million in discontinued operations as a result of step two of our goodwill impairment test and based on the determination that a portion of goodwill was not recoverable from assets held for sale based on estimated proceeds. See additional discussion of goodwill impairment testing in the previous heading “Use of Estimates and Critical Accounting Policies — Goodwill and Franchise Assets.”

For the year ended December 31, 2008, our results of operations were negatively impacted by the effects of Hurricane Ike and hail storms in the Houston and mid-west markets. We estimate the overall impact (physical damage and business interruption) in 2008 lowered pre-tax earnings by approximately $8.0 million. For the year ended December 31, 2010, our results of operations were negatively impacted by the effects of hail storms in the Mid-Atlantic market. We estimate the overall impact (physical damage and business interruption) in 2010 lowered pre-tax earnings by approximately $0.6 million.

We have entered into interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. As a result of the refinancing of our 2006 Credit Facility and the new terms of the 2010 Credit Facilities, at December 31, 2009 we determined it was no longer probable that we would incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges, as we would be borrowing certain amounts under the Silo Floor Plan Facilities rather than under the new 2010 Credit Facilities. Certain of the lenders’ terms under the Silo Floor Plan Facilities did not match the terms of our Fixed Swaps that previously qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. At December 31, 2010, we estimate that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million. As a result, non-cash charges were recorded in interest expense, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income related to the Fixed Swaps and amortization of amounts in accumulated other comprehensive income (loss) related to other terminated cash flow swaps. The non-cash charges for the year ended December 31, 2010 were $4.9 million, and for the year ended December 31, 2009 were

$11.8 million. Changes in the fair value of the notional amount of certain cash flow swaps are recognized through earnings. See the heading “Derivative Instruments and Hedging Activities” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the notes to the accompanying Consolidated Financial Statements for further discussion.

In the year ended December 31, 2009, we recognized a non-cash benefit of $11.3 million related to the extinguishment of the derivative liability associated with the redemption of the 6.0% Convertible Notes. In the table below, this amount partially offsets the $11.8 million non-cash charge related to cash flow swaps discussed above.

In the year ended December 31, 2009, we recorded $12.0 million of debt restructuring charges. Of the $12.0 million, $6.6 million related to the amendment of our 2006 Credit Facility executed March 31, 2009, in which we agreed to the payment of amendment fees and increases in the interest rates for amounts outstanding and the quarterly commitment fees payable by us on the unused portion and $5.4 million related to the loan cost amortization on our 6.0% Convertible Notes which we repurchased on October 28, 2009.

For the year ended December 31, 2009, other income (expense), net, includes a gain of approximately $0.4 million on the repurchase of a portion of the 4.25% Convertible Notes at a discount and a gain of approximately $0.1 million related to the derecognition of liability and equity components of the 4.25% Convertible Notes upon repurchase of a portion of the 4.25% Convertible Notes during the third quarter of 2009. These gains were offset by a loss of approximately $7.2 million related to the write-off of the unamortized debt discount associated with the redemption of the 6.0% Convertible Notes during the fourth quarter of 2009, resulting in a net loss on debt extinguishment of approximately $6.7 million. We recorded a loss on extinguishment of debt of approximately $7.7 million in the year ended December 31, 2010, related to the retirement of $232.1 million in aggregate principal amount of the 8.625% Notes. See Note 6, “Long-Term Debt,” in the notes to the accompanying Consolidated Financial Statements for further discussion.

At December 31, 2009, we had a total of $61.9 million of valuation allowances recorded related to our deferred tax asset balances, $15.9 million related to state net operating loss carryforwards and $46.0 million related to all other deferred tax asset balances. The change in the recorded valuation allowance balances in the year ended December 31, 2009 was primarily driven by the assumption that state net operating loss carryforwards generated in 2010 would not be realizable, the utilization of net deferred tax assets to reduce income tax payments and changes in assumptions related to the overall realization of net deferred tax asset balances.

At December 31, 2010, we had $10.9 million of valuation allowances recorded related to our deferred tax asset balances, the total balance of which was related to state net operating loss carryforwards. During the year ended December 31, 2010, we lowered the recorded valuation allowance amount by $51.0 million. This was the result of the use of certain state net operating loss carryforwards as well as a change in estimate that we will be able to ultimately realize the benefits of recorded deferred tax balances. See the table below for amounts and classification of the charges recorded.

The amount and location of the pre-tax charges discussed above in the accompanying Consolidated Statements of Income are presented in the following table:

	Continuing Operations for the Year Ended December 31,
	2008	2009	2010
	(In millions)

Selling, general & administrative expenses
Hurricane and hail storm related expenses	8.0	—	0.6
Lease exit and other accruals	13.5	1.1	—
Franchise tax assessment	—	2.9	—

Total selling, general & administrative expenses	21.5	4.0	0.6
Impairment charges
Property impairment charges	10.0	18.1	0.2
Goodwill impairment charges	795.3	1.1	—
Franchise agreement and other asset impairment charges	6.7	4.3	—

Total impairment charges	812.0	23.5	0.2
Interest expense
Cash-flow swap ineffectiveness, mark-to-market and amortization charges	—	0.5	4.9
Debt restructuring charges	—	12.0	1.5

Total interest expense	—	12.5	6.4
Other (income) expense
Loss on debt extinguishment	—	6.7	7.7
Income tax related adjustments
Valuation allowances and other tax adjustment expense (benefit)	111.6	(41.3)	(48.2)

	Discontinued Operations
	for the Year Ended December 31,
	2008	2009	2010
	(In millions)

Gross profit, selling, general & administrative expenses
Lease exit and other accruals	$12.8	$27.6	$0.9
Impairment charges
Property impairment charges	14.9	5.0	—
Goodwill impairment charges	2.0	1.6	—
Franchise agreement and other asset impairment charges	20.5	—	—
Favorable lease asset impairment charges	1.9	—	—

Total impairment charges	39.3	6.6	—
Income tax related adjustments
Valuation allowances and other tax adjustment expense / (benefit)	3.4	(6.1)	—

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

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. For the year ended December 31, 2010, 84.2% of our total new vehicle revenue was generated by import and luxury dealerships compared to 83.7% for 2009.

The automobile retail industry uses the SAAR to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and markets in which we do not operate.

SAAR	2009	2010	% Change	2008	2009	% Change
	(In millions of vehicles)

Year Ended December 31,	10.4	11.6	11.5%	13.2	10.4	(21.2%)

Source: Bloomberg Financial Markets, via Stephens Inc.

During 2010 we experienced an increase in customer traffic at our dealerships as compared to 2009. We believe this was caused in part by the improved overall economic conditions in 2010. Despite increases in new vehicle volume in 2010, year-over-year new vehicle sales comparisons are impacted by the government’s Car Allowance Rebate System (“CARS”) program in effect in the third quarter of 2009, which significantly affected new vehicle sales in 2009. Average industry expectations for the 2011 SAAR are currently between 12.0 million and 13.0 million vehicles which, if realized, would be an increase of 3.4% to 12.1% from the 2010 level. Following is information related to our new vehicle sales:

	For the Year-Ended December 31,		Better/(Worse)
	2009	2010	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$3,229,948	$3,646,200	$416,252		12.9%
Gross profit	$219,158	$237,071	$17,913		8.2%
Unit sales	99,361	107,151	7,790		7.8%
Revenue per unit	$32,507	$34,029	$1,522		4.7%
Gross profit per unit	$2,206	$2,212	$6		0.3%
Gross profit as a % of revenue	6.8%	6.5%	(30	)bps

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$4,009,496	$3,229,948	$(779,548)		(19.4%)
Gross profit	$264,962	$219,158	$(45,804)		(17.3%)
Unit sales	123,356	99,361	(23,995)		(19.5%)
Revenue per unit	$32,503	$32,507	$4		0.0%
Gross profit per unit	$2,148	$2,206	$58		2.7%
Gross profit as a % of revenue	6.6%	6.8%	20	bps

During 2010, our luxury and import dealerships experienced increases in new vehicle volume of 12.1% and 6.4%, respectively. The majority of our luxury and import brands experienced increases in new vehicle volume, with the most notable increases being experienced by our Cadillac, BMW and Mercedes dealerships. These stores experienced increases of 34.1%, 13.2% and 9.3%, respectively. Our domestic brands experienced a new vehicle volume increase in 2010 of 4.4%, led by our General Motors (“GM”) dealerships (excluding Cadillac), which increased 15.5% compared to the prior year. Our domestic brands’ new vehicle volume increases were partially offset by declines at our Ford stores of 1.9% compared to 2009. However, excluding fleet, our GM stores increased

9.3%, while our Ford stores increased 15.3% compared to 2009. The increase in new vehicle gross profit in 2010 compared to 2009 was due primarily to a 7.8% increase in new vehicle sales volume.

Overall, our new vehicle price per unit increased $1,522, or 4.7%, compared to 2009, with our luxury stores increasing $1,909, or 4.1%, our domestic stores increasing $1,554, or 5.5%, and our import stores increasing $542, or 2.3% in 2010. The increase in our overall new vehicle price per unit in 2010 can be attributed to a larger percentage of our sales being generated by higher priced luxury vehicles.

During 2009, our dealerships experienced a 19.5% decrease in new unit volume, with our luxury stores declining 21.1%, our import stores declining 16.9% and our domestic dealerships declining 22.6% compared to 2008. Our price per unit remained relatively flat in 2009 compared to 2008, which can be attributed to the decrease in new luxury unit volume in 2009 primarily due to a shift in consumer preferences as a result of the CARS program. Our gross profit decreased in 2009 compared to 2008, which can be attributed to the volatile economic conditions and the lack of credit availability to consumers in 2009.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins and the availability of consumer credit. In addition, various manufacturers provide franchised dealers the opportunity to “certify” pre-owned vehicles based on criteria established by the manufacturer. This certification process extends the standard manufacturer warranty. In 2010, we continued to see improvements in our CPO unit volume, which increased 9.6% as compared to 2009. However, our sales of CPO vehicles decreased as a percentage of total used vehicle units to 35.4% from 38.4% in 2009. This percentage decrease was primarily due to an increase in our sales of non-CPO used vehicles of 11,697 units, or 25.1%, during 2010. Following is information related to our used vehicle sales:

	For the Year-Ended December 31,		Better/(Worse)
	2009	2010	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$1,451,870	$1,776,581	$324,711		22.4%
Gross profit	$123,993	$139,620	$15,627		12.6%
Unit sales	75,795	90,290	14,495		19.1%
Revenue per unit	$19,155	$19,676	$521		2.7%
Gross profit per unit	$1,636	$1,546	$(90)		(5.5%)
Gross profit as a % of revenue	8.5%	7.9%	(60	)bps
CPO revenue	$744,244	$849,323	$105,079		14.1%
CPO unit sales	29,135	31,933	2,798		9.6%

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$1,342,486	$1,451,870	$109,384		8.1%
Gross profit	$119,077	$123,993	$4,916		4.1%
Unit sales	67,237	75,795	8,558		12.7%
Revenue per unit	$19,966	$19,155	$(811)		(4.1%)
Gross profit per unit	$1,771	$1,636	$(135)		(7.6%)
Gross profit as a % of revenue	8.9%	8.5%	(40	)bps
CPO revenue	$708,663	$744,244	$35,581		5.0%
CPO unit sales	27,951	29,135	1,184		4.2%

During 2010, our used vehicle unit volume increased significantly compared to 2009, primarily due to the continued implementation of our standardized used vehicle merchandising process. This process allows us to price our used vehicles more competitively, market them more effectively and physically move certain used vehicles to specific dealerships within a particular region that have shown success in retailing that specific type of used vehicle. Our import dealerships’ used unit sales volume increased 21.5% compared to 2009. Our domestic and luxury dealerships used unit sales increased by 19.9% and 17.0%, respectively.

In 2010, gross profit per unit from used vehicles declined compared to the prior year due in part to a shift toward purchasing more vehicles from auction as obtaining vehicles through trade did not fulfill our used inventory requirements. However, obtaining more used vehicles from auction allowed us to better implement the standardized used vehicle merchandising process, as buying cars at auction allowed us to optimize the used vehicle inventory mix at each dealership, increasing unit sales and overall gross profit.

In 2009, the overall increase in gross profit when compared to 2008 can be mainly attributed to rebounding consumer confidence levels despite a challenging consumer credit environment. Gross margin rates for used vehicles declined in 2009 compared to 2008 primarily due to sourcing more vehicles through wholesale auctions versus trades and actively managing our vehicle days supply, resulting in more favorable pricing to customers.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory. Following is information related to wholesale vehicles:

	For the Year-Ended
	December 31,		Better/(Worse)
	2009	2010	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$147,002	$149,041	$2,039		1.4%
Gross loss	$(5,486)	$(5,041)	$445		8.1%
Unit sales	25,271	24,128	(1,143)		(4.5%)
Revenue per unit	$5,817	$6,177	$360		6.2%
Gross loss per unit	$(217)	$(209)	$8		3.7%
Gross loss as a % of revenue	(3.7%)	(3.4%)	30	bps

	For the Year-Ended
	December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$272,172	$147,002	$(125,170)		(46.0%)
Gross loss	$(6,191)	$(5,486)	$705		11.4%
Unit sales	35,802	25,271	(10,531)		(29.4%)
Revenue per unit	$7,602	$5,817	$(1,785)		(23.5%)
Gross loss per unit	$(173)	$(217)	$(44)		(25.4%)
Gross loss as a % of revenue	(2.3%)	(3.7%)	(140	)bps

During 2010, there was a decrease in wholesale unit sales, in part due to an increased focus on selling vehicles through our retail channel. Further, consumer demand has increased in 2010 for used vehicles which historically would have been wholesaled. Consequently, pre-owned vehicles are in higher demand and are staying on the lot for less time, resulting in lower wholesale volume. Wholesale vehicle gross loss decreased in 2010 compared to 2009 as a result of the decreased unit sales combined with a lower gross loss per unit.

During 2009, there was a decrease in wholesale gross loss due primarily to decreased wholesale unit sales, offset by a higher gross loss per unit. The decrease in wholesale unit volume and gross margins compared to 2008 can be primarily attributed to our increased focus on retailing used vehicles which historically we would have disposed of through the wholesale market and fewer vehicles received in trades for new and used vehicles.

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

We believe that over time, vehicle quality will improve, but vehicle complexity will offset any revenue lost from improvement in vehicle quality. We also believe that over the long-term we have the ability to continue to add service capacity and increase revenues. However, based on current market conditions, we do not anticipate a near-term increase in additional service capacity. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long-term, combined with the extended manufacturer warranties on CPO vehicles (see the discussion in “Business — Business Strategy — Certified Pre-Owned Vehicles” above), should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed. Following is information related to fixed operations:

	For the Year-Ended December 31,		Better / (Worse)
	2009	2010	Change		% Change
	(In thousands)

Revenue
Parts	$581,056	$599,348	$18,292		3.1%
Service	443,247	479,759	36,512		8.2%
Collision Repair	47,522	48,947	1,425		3.0%

Total	$1,071,825	$1,128,054	$56,229		5.2%

Gross profit
Parts	$199,193	$199,850	$657		0.3%
Service	314,227	335,377	21,150		6.7%
Collision Repair	26,891	26,833	(58)		(0.2%)

Total	$540,311	$562,060	$21,749		4.0%

Gross profit as a % of revenue
Parts	34.3%	33.3%	(100	)bps
Service	70.9%	69.9%	(100	)bps
Collision Repair	56.6%	54.8%	(180	)bps

Total	50.4%	49.8%	(60	)bps

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
	(In thousands)

Revenue
Parts	$589,758	$581,056	$(8,702)		(1.5%)
Service	454,534	443,247	(11,287)		(2.5%)
Collision Repair	51,482	47,522	(3,960)		(7.7%)

Total	$1,095,774	$1,071,825	$(23,949)		(2.2%)

Gross profit
Parts	$202,973	$199,193	$(3,780)		(1.9%)
Service	317,212	314,227	(2,985)		(0.9%)
Collision Repair	28,891	26,891	(2,000)		(6.9%)

Total	$549,076	$540,311	$(8,765)		(1.6%)

Gross profit as a % of revenue
Parts	34.4%	34.3%	(10	)bps
Service	69.8%	70.9%	110	bps
Collision Repair	56.1%	56.6%	50	bps

Total	50.1%	50.4%	30	bps

Our total fixed operations revenues increased in 2010 compared to 2009, led by increases at our Cadillac, BMW, and Toyota dealerships which all experienced significant fixed operations revenue increases in 2010 compared to 2009, accounting for 49.1% of the year-over-year improvement in overall fixed operations revenues. Overall customer pay sales increased $15.1 million, or 3.0%, during 2010. Internal sales, primarily related to reconditioning work on used vehicles, increased $20.0 million, or 15.6%, compared to 2009. Warranty sales decreased $3.5 million, or 1.8%, in 2010 compared to 2009, primarily due to decreases at our BMW dealerships partially offset by an 86.3% increase in warranty sales at our Toyota dealerships due to the 2010 Toyota recalls discussed previously. Our Lexus dealerships experienced a 7.2% decrease in warranty sales in 2010 due to the Lexus recalls that occurred in 2009.

Our fixed operations gross profit increased $21.7 million, or 4.0%, in 2010 compared to 2009. An increase in fixed operations revenue contributed approximately $28.2 million in gross profit increase, partially offset by a $6.5 million decrease in gross profit due to a 60 basis point decline in the gross margin rate.

Fixed operations revenues decreased $23.9 million, or 2.2%, during 2009 compared to 2008, primarily due to an $11.0 million, or 13.9%, decrease at our Cadillac dealerships and a $10.7 million, or 7.2%, decrease at our Honda dealerships. Customer pay sales remained flat in 2009 compared to 2008. Warranty sales decreased $10.6 million, or 5.3%, during 2009 compared to 2008, which was primarily caused by decreases at our BMW and Mercedes dealerships. Our fixed operations gross profit decreased $8.8 million, or 1.6%, during 2009 compared to 2008, primarily due to a $10.7 million, or 7.2%, gross profit decrease at our Honda dealerships.

As of December 31, 2010, we operated 25 collision repair centers. Reported collision repair revenues increased $1.4 million, or 3.0%, during 2010 compared to 2009, primarily due to an increase in sublet revenues of $0.8 million, or 14.6%. Collision repair revenues decreased $4.0 million, or 7.7%, during 2009 compared to 2008, primarily due to a decline in customer pay revenues of $3.0 million, or 8.3%.

Finance, Insurance and Other (“F&I”)

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

Rate spread is another term for the commission earned by our dealerships for arranging vehicle financing for consumers. The amount of the commission could be zero, a flat fee or an actual spread between the interest rate charged to the consumer and the interest rate provided by the direct financing source (bank, credit union or manufacturers’ captive finance company). We have established caps on the potential rate spread our dealerships can earn with all finance sources. We believe the rate spread we earn for arranging financing represents value to the consumer in numerous ways, including the following:

•	Lower cost, below-market financing is often available only from the manufacturers’ captives and franchised dealers;

•	Generally easy access to multiple high-quality lending sources;

•	Lease-financing alternatives are largely available only from manufacturers’ captives or other indirect lenders;

•	Customers with substandard credit frequently do not have direct access to potential sources of sub-prime financing; and

•	Customers with significant “negative equity” in their current vehicle (i.e., the customer’s current vehicle is worth less than the balance of their vehicle loan or lease obligation) frequently are unable to pay off the loan on their current vehicle and finance the purchase or lease of a replacement new or used vehicle without the assistance of a franchised dealer.

F&I revenues are driven by the level of new and used vehicle unit sales, manufacturer financing or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the percentage of vehicle sales on which we are able to originate financing or sell extended service contracts, other aftermarket products or insurance contracts. Our finance penetration rates increased to 67.8% in 2010 from 65.0% in 2009. Our extended service contract penetration rates declined to 26.1% in 2010 from 30.2% in 2009. Further, the aftermarket products penetration rate increased to 87.0% in 2010 from 82.9% in 2009. Penetration rates were positively impacted by a strengthening economy and increasing consumer confidence, combined with an effective roll-out of our F&I best practices during 2010. Following is information related to F&I:

	For the Year-Ended
	December 31,		Better/(Worse)
	2009	2010	Change	% Change
	(In thousands, except per unit data)

Revenue	$154,696	$180,968	$26,272	17.0%
Gross profit per retail unit (excluding fleet)	$929	$957	$28	3.0%

	For the Year-Ended
	December 31,		Better/(Worse)
	2008	2009	Change	% Change
	(In thousands, except per unit data)

Revenue	$180,274	$154,696	$(25,578)	(14.2%)
Gross profit per retail unit (excluding fleet)	$1,015	$929	$(86)	(8.5%)

F&I revenues increased during 2010 compared to 2009 primarily due to an increase in total new and used retail (excluding fleet) unit volume of 22,651 units, or 13.6%, increased penetration rates and higher profit per unit. Gross profit per retail unit increased 3.0% in 2010 compared to 2009, primarily due to better pricing on finance contracts in 2010 and a 19.2% increase in aftermarket products sold. Finance contracts may be under pressure in the event manufacturers offer attractive financing rates from their captive finance affiliates as we tend to earn lower commissions under these programs.

F&I revenues decreased during 2009 when compared to 2008 primarily due to a decrease in total new and used retail (excluding fleet) unit volume of 11,224 or 6.3%. In addition to the unit decline, F&I gross profit per unit decreased during 2009 when compared to 2008. This decrease in F&I revenue per unit can be attributed to a decrease in finance contract penetration rates to 65.0% in 2009 from 69.4% in 2008 and a decrease in service contract penetration rates to 30.2% in 2009 from 32.8% in 2008.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent and rent related expense, and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission (which typically vary depending on gross profits realized) and support personnel who are paid a fixed salary. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expenses vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent and rent related expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Although not completely correlated, we believe the best way to measure SG&A expenses are as a percentage of gross profit. Following is information related to our SG&A expenses:

	For the Year-Ended December 31,		Better/(Worse)
	2009	2010	Change		% Change
	(In thousands)

Compensation	$470,293	$526,577	$(56,284)		(12.0%)
Advertising	44,736	46,908	(2,172)		(4.9%)
Rent and Rent Related	131,262	130,739	523		0.4%
Other	182,929	192,473	(9,544)		(5.2%)

Total	$829,220	$896,697	$(67,477)		(8.1%)

SG&A as a % of gross
Compensation	45.5%	47.2%	(170	)bps
Advertising	4.3%	4.2%	10	bps
Rent and Rent Related	12.7%	11.7%	100	bps
Other	17.8%	17.3%	50	bps

Total	80.3%	80.4%	(10	)bps

	For the Year-Ended December 31,		Better/(Worse)
	2008	2009	Change		% Change
		(In thousands)

Compensation	$489,922	$470,293	$19,629		4.0%
Advertising	56,837	44,736	12,101		21.3%
Rent and Rent Related	133,278	131,262	2,016		1.5%
Other	226,206	182,929	43,277		19.1%

Total	$906,243	$829,220	$77,023		8.5%

SG&A as a % of gross
Compensation	44.2%	45.5%	(130	)bps
Advertising	5.1%	4.3%	80	bps
Rent and Rent Related	12.0%	12.7%	(70	)bps
Other	20.6%	17.8%	280	bps

Total	81.9%	80.3%	160	bps

2010 Compared to 2009

Total SG&A expenses increased both in dollar amount and as a percentage of gross profit in 2010. The increase can be attributed to the increases in revenue and gross profit as well as higher compensation costs.

In 2010, total compensation expense increased in both dollar amount and as a percentage of gross profit compared to 2009. Compensation costs were higher in the first half of 2010 and improved in the latter half of the year when pay plans were adjusted to compensate for higher than expected retail activity.

Advertising expense increased in dollar amount but improved slightly as a percentage of gross profit. Total advertising costs were higher versus prior year primarily due to the rebound in economic activity in 2010.

In 2010, rent and rent related expenses remained flat as compared to 2009. As a percentage of gross profit, rent and rent related expenses decreased in 2010 compared to 2009, primarily due to increases in gross profit resulting from an improved sales environment.

Other SG&A expenses increased compared to 2009, primarily due to higher insurance related expenses and investments in our employees through training. Other SG&A as a percentage of gross profit decreased due to gross profit increases in an improved economic environment.

2009 Compared to 2008

Total SG&A expenses decreased both in dollar amount and as a percentage of gross profit in 2009 as compared to 2008. The dollar decrease can be attributed to lower sales volume in 2009, while the decrease as a percentage of gross profit is primarily attributable to reductions in other SG&A expenses due to hail and hurricane damage, loss on marketable securities and legal expenses incurred in 2008.

In 2009, total reported compensation expense decreased compared to 2008. However, as a percentage of gross profit, total compensation expense increased. The dollar decrease was the result of overall declines in retail volume due to a slow sales environment which led to lower sales commissions. The unfavorable increase as a percentage of gross profit was primarily the result of sales compensation not being perfectly correlated with changes in gross profit.

Advertising expense decreased both in dollar amount and as a percentage of gross profit in 2009 compared to 2008. Total advertising costs were lower versus prior year due to adjustments in advertising strategies in response to the soft operating environment and an overall effort to reduce costs in 2009. In addition, during 2009 we shifted our advertising strategy away from traditional media and more towards internet and other outlets.

Rent and rent related expenses decreased slightly in 2009 as compared to 2008. Rent and rent related expenses were negatively impacted by lease exit charges recorded in 2008. As a percentage of gross profit, rent and rent related expenses increased slightly in 2009 compared to 2008 due to declines in gross profit in a slower sales environment in 2009.

Other SG&A expenses decreased in 2009 as compared to 2008, primarily due to our efforts to reduce costs in 2009. Further, we incurred $4.4 million of hail and hurricane damage and loss on marketable securities of $6.4 million in 2008. In 2009, there were no significant losses from weather events and we recorded a $3.8 million gain on marketable securities, further contributing to the decrease.

Impairment Charges

Impairment charges decreased $23.3 million from 2009 to 2010 due to impairment charges recorded in 2009 and no significant charges in 2010 related to goodwill, franchise assets and fixed assets. See the table and discussion included under the previous heading “Impairments and Other Charges” for a detail of other impairment charges recorded during 2009 and 2010.

In 2009, impairment charges decreased $788.5 million compared to 2008 primarily due to goodwill impairment recorded in 2008. See the table and discussion included under the previous heading “Impairments and Other Charges” for a detail of impairment charges recorded during 2009 and 2008.

Depreciation and Amortization

Depreciation expense increased $0.2 million, or 0.7%, in 2010 compared to 2009, and $2.1 million, or 6.6%, in 2009 compared to 2008. The increases were primarily related to additions to gross property and equipment of

$35.0 million in 2010 and $31.2 million in 2009 related to continuing operations, excluding land and construction in progress. The increases in depreciable property were due in part to our strategic shift to continue to own and hold more dealership properties. Also, the increase in 2010 compared to 2009 was partially due to infrastructure investments in facilities that were completed and transferred out of construction in progress and placed into service in 2010.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles increased $1.1 million, or 6.2%, in 2010 compared to 2009. The average new vehicle floor plan interest rate related to new vehicles incurred by continuing dealerships was 2.69% for the year ended December 31, 2010, compared to 2.50% for the year ended December 31, 2009, which increased interest expense by approximately $1.4 million. The average floor plan balance for new vehicles decreased by $11.0 million in 2010, resulting in a decrease in expense of approximately $0.3 million.

Interest expense, floor plan for used vehicles incurred by continuing operations increased $0.6 million, or 37.1%, in 2010 compared to 2009. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the year ended December 31, 2009 of $0.2 million, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 2.88% for the year ended December 31, 2010, compared to 2.31% for the year ended December 31, 2009, which increased interest expense by approximately $0.4 million. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships increased $2.2 million in 2010 compared to 2009, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million.

Interest expense, floor plan for new vehicles decreased $21.6 million, or 54.2%, in 2009 compared to 2008. The average floor plan interest rate for new vehicles incurred by continuing dealerships was 2.50% for the year ended December 31, 2009, compared to 4.12% for the year ended December 31, 2008, which decreased interest expense by approximately $11.8 million. During 2009 the average floor plan balance for new vehicles decreased $237.3 million which resulted in a decrease in expense of approximately $9.8 million.

Interest expense, floor plan for used vehicles incurred by continuing operations decreased $2.0 million, or 55.5%, in 2009 compared to 2008. Before considering used vehicle floor plan interest expense allocated to discontinued operations for the year ended December 31, 2009 and December 31, 2008 of $0.2 million and $0.6 million, respectively, the weighted average used vehicle floor plan interest rate incurred by both continuing and discontinued operations was 2.31% for the year ended December 31, 2009, compared to 4.37% for the year ended December 31, 2008, which decreased interest expense by approximately $1.6 million. The average used vehicle floor plan notes payable balance from continuing and discontinued dealerships decreased $19.0 million in 2009 compared to 2008, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.7 million.

Interest Expense, Other, Net

Interest expense, other, net, was $59.0 million, $78.3 million and $63.4 million in 2008, 2009 and 2010, respectively. Changes in interest expense, other, net, are summarized in the schedule below:

	2009	2010
	Increase (Decrease)	Increase (Decrease)
	in Interest Expense	in Interest Expense
	(In millions)

Debt balances —
- Increase (decrease) in debt balances	$(2.1)	$(3.6)
Other factors —
- (Increase) decrease in capitalized interest	0.8	(1.6)
- Incremental interest expense (benefit) related to variable to fixed rate swaps(1)	6.1	(0.9)
- Incremental interest expense (benefit) related to fixed rate to variable swaps(1)	0.8	—
- Interest expense (benefit) allocation to discontinued operations	1.1	1.8
- Increase (decrease) in deferred loan cost amortization(2)	11.7	(10.3)
- Increase (decrease) in other expense, net	0.9	(0.3)

	$19.3	$(14.9)

(1)	Represent difference in cash payments to and from the counterparty.

(2)	Includes loan costs related to the issuance of the 6.0% Convertible Notes and amendments to the 2006 Credit Facility.

Interest Expense, Non-Cash, Convertible Debt

Non-cash convertible debt interest expense for the year ended December 31, 2010 is comprised of the amortization of the debt discount and deferred loan costs associated with our 5.0% Convertible Notes and 4.25% Convertible Notes. The initial debt discount was determined based on a valuation of the debt component of these notes and is being amortized monthly to interest expense over the expected life of the notes.

Interest expense of approximately $10.7 million, $6.2 million and $0.5 million in 2008, 2009 and 2010, respectively, represents the non-cash amortization of the debt discount associated with the 5.25% Convertible Notes and 4.25% Convertible Notes. Interest expense of approximately $1.2 million and $5.1 million in 2009 and 2010, respectively, was recorded related to amortization of the debt discount on the 5.0% Convertible Notes. Interest expense of approximately $4.1 million in 2009 represents the non-cash amortization of the debt discount associated with the 6.0% Convertible Notes. We recognized a non-cash benefit of $11.3 million for the year ended December 31, 2009 due to the extinguishment of the derivative liability associated with the redemption of our 6.0% Convertible Notes during 2009. Deferred loan cost amortization related to the 4.25% Convertible Notes and 5.0% Convertible Notes was $1.3 million for the year ended December 31, 2010.

Interest expense, non-cash, convertible debt is summarized in the schedule below:

	Year Ended December 31,
	2008	2009	2010
	(In millions)

Amortization of debt discount	$10.7	$11.5	$5.6
Amortization of deferred loan costs	—	0.5	1.3
Mark-to-market on derivative liability	—	(11.3)	—

	$10.7	$0.7	$6.9

Interest Expense/Amortization, Non-Cash, Cash Flow Swaps

We have entered into the Fixed Swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. As a result of the refinancing of our 2006 Credit Facility and the new terms of the 2010 Credit Facilities, it is no longer probable that we will incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges, as we would be borrowing certain amounts under the Silo Floor Plan Facilities rather than under the new 2010 Credit Facilities. Certain of the lenders’ terms under the Silo Floor Plan Facilities did not match the terms of our Fixed Swaps that previously qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented as hedges against the variability of cash flows related to interest payments on certain debt obligations. At December 31, 2010, we estimate that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million. As a result, for the years ended December 31, 2010 and December 31, 2009, non-cash charges of approximately $4.9 million and $11.8 million, respectively, related to the Fixed Swaps and amortization of amounts in accumulated other comprehensive income (loss) related to other existing and terminated cash flow swaps were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income. Changes in the fair value of notional amounts of certain cash flow swaps are recognized through earnings. See the heading “Derivative Instruments and Hedging Activities” in Note 6 “Long-Term Debt,” in the accompanying notes to the Consolidated Financial Statements for further discussion.

For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes in the Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $17.6 million in 2010, $18.5 million in 2009 and $12.4 million in 2008, and is included in interest expense, other, net, in the accompanying Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income (loss) into results of operations during the year ended December 31, 2011 is approximately $10.8 million.

Other Income (Expense), Net

We recorded a loss on extinguishment of debt of approximately $7.7 million in the year ended December 31, 2010, related to the retirement of $232.1 million in aggregate principal amount of the 8.625% Notes. For the year ended December 31, 2009, other income (expense), net, includes a gain of approximately $0.4 million on the repurchase of a portion of the 4.25% Convertible Notes at a discount and a gain of approximately $0.1 million related to the derecognition of liability and equity components of the 4.25% Convertible Notes upon repurchase of a portion of the 4.25% Convertible Notes during the third and fourth quarter of 2009. These gains were offset by a loss of approximately $7.2 million related to the write-off of the unamortized debt discount associated with the redemption of the 6.0% Convertible Notes during the fourth quarter of 2009. See Note 6, “Long-Term Debt,” in the notes to the accompanying Consolidated Financial Statements for further discussion.

Provision for Income Taxes

The effective tax rate from continuing operations was (22.3%) in 2010, (105.0%) in 2009 and 16.2% in 2008. In 2010 and 2009, a reduction of valuation allowances on deferred tax assets and other tax adjustments of $48.2 million and $41.3 million, respectively, resulted in an overall tax benefit from continuing operations. Excluding the effect of these items, the effective tax rate from continuing operations would have been 43.2% and 39.9% for the years ended December 31, 2009 and 2010, respectively. The 2008 effective tax rate for continuing operations was affected by valuation allowance and other account adjustments as well as the effect of non-deductible goodwill. Absent these items the effective tax rate for the year ended December 31, 2008 would have been 38.5%. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate. We expect the effective tax rate in future periods to fall within a range of 38.0% to 41.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets.

Discontinued Operations

The pre-tax losses from operations and the sale of discontinued franchises were as follows:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Loss from operations	$(20,103)	$(12,579)	$(6,634)
Gain (loss) on disposal of franchises	(2,325)	(293)	2,629
Lease exit charges	(13,747)	(30,794)	(4,232)
Property impairment charges	(14,912)	(4,992)	—
Goodwill impairment charges	(2,025)	(1,586)	—
Franchise agreement and other asset impairment charges	(20,500)	—	—
Favorable lease asset impairment charges	(1,903)	—	—

Pre-tax loss	$(75,515)	$(50,244)	$(8,237)

Total revenues	$587,801	$294,390	$55,077

Loss from discontinued operations has declined from 2008 levels due to the disposal of under-performing franchises which incurred significant operating losses in the periods prior to their disposal. For a description of the impairment and other charges taken for the years ended December 31 2010, 2009 and 2008, see the discussion under the previous heading “Impairments and Other Charges.”

Adjusted Results of Operations

Along with the evaluation of our performance presented on a basis consistent with GAAP, we believe there is benefit in evaluating our results of operations exclusive of certain significant items which affect the comparability of results between periods. The “As Adjusted” columns below are not measures of financial performance under GAAP. Accordingly, they should not be considered as substitutes for their “As Reported” GAAP counterparts, which are prepared in accordance with GAAP. Although we find these non-GAAP results useful in evaluating the performance of our business, our reliance on these measures is limited because the adjustments often have a material impact on our financial statements presented in accordance with GAAP. Therefore, we typically use these “As Adjusted” amounts in conjunction with our GAAP results to address these limitations. See the previous discussion in this section under the heading “Impairments and Other Charges” for discussion of the adjustments in the table below, which reconciles adjusted results of operations (a non-GAAP measure) to the results of operations presented in the accompanying Consolidated Statements of Income in accordance with GAAP.

	Year Ended December 31,
	2008				2009				2010
	As			As	As			As	As			As
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
	($ in millions, shares in thousands, except per share data)

Revenues	$6,900.2	$—		$6,900.2	$6,055.3	$—		$6,055.3	$6,880.8	$—		$6,880.8
Gross profit	1,107.2	—		1,107.2	1,032.7	—		1,032.7	1,114.7	—		1,114.7
Selling, general and administrative expenses	(906.3)	21.5		(884.8)	(829.2)	4.0		(825.2)	(896.8)	0.6		(896.2)
Impairment charges	(812.0)	812.0		—	(23.5)	23.5		—	(0.2)	0.2		—
Depreciation and amortization	(32.7)	—		(32.7)	(34.9)	—		(34.9)	(35.1)	—		(35.1)

Operating income	(643.8)	833.5		189.7	145.1	27.5		172.6	182.6	0.8		183.4
Other income (expense):
Interest expense, floor plan	(43.4)	—		(43.4)	(19.8)	—		(19.8)	(21.5)	—		(21.5)
Interest expense, other, net	(59.0)	—		(59.0)	(78.3)	12.0		(66.3)	(63.3)	1.5		(61.8)
Interest expense, non-cash	(10.7)	—		(10.7)	(12.5)	0.5		(12.0)	(11.8)	4.9		(6.9)
Other income (expense), net	0.8	—		0.8	(6.6)	6.7		0.1	(7.6)	7.7		0.1

Total other expense	(112.3)	—		(112.3)	(117.2)	19.2		(98.0)	(104.2)	14.1		(90.1)

Income (loss) from continuing operations before taxes	(756.1)	833.5		77.4	27.9	46.7		74.6	78.4	14.9		93.3
Income tax benefit (expense)	122.3	(146.3	)(1)	(24.0)	29.3	(61.5	)(3)	(32.2)	17.5	(54.0	)(5)	(36.5)

Income (loss) from continuing operations	(633.8)	687.2		53.4	57.2	(14.8)		42.4	95.9	(39.1)		56.8

Loss from discontinued operations	(58.5)	46.9	(2)	(11.6)	(25.7)	15.5	(4)	(10.2)	(6.0)	0.7	(6)	(5.3)

Net income (loss)	$(692.3)	$734.1		$41.8	$31.5	$0.7		$32.2	$89.9	$(38.4)		$51.5

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$(15.70)	$17.01		$1.31	$1.29	$(0.33)		$0.96	$1.82	$(0.74)		$1.08
Loss per share from discontinued operations	(1.46)	1.17		(0.29)	(0.58)	0.35		(0.23)	(0.12)	0.02		(0.10)

Earnings (loss) per common share	$(17.16)	$18.18		$1.02	$0.71	$0.02		$0.73	$1.70	$(0.72)		$0.98

Weighted average shares outstanding	40,356			40,356	43,836			43,836	52,214			52,214

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$(15.70)	$17.01		$1.31	$1.07	$(0.26)		$0.81	$1.58	$(0.59)		$0.99
Loss per share from discontinued operations	(1.46)	1.17		(0.29)	(0.45)	0.27		(0.18)	(0.09)	0.01		(0.08)

Earnings (loss) per common share	$(17.16)	$18.18		$1.02	$0.62	$0.01		$0.63	$1.49	$(0.58)		$0.91

Weighted average shares outstanding	40,356			40,556	55,832			55,832	65,794			65,794

(1)	Tax effect of the pre-tax adjustments above in addition to expense of $111.6 million related to valuation allowance and other tax adjustments.

(2)	Tax-effected adjustments to discontinued operations in addition to expense of $3.4 million related to valuation allowance and other tax adjustments.

(3)	Tax effect of the pre-tax adjustments above in addition to a benefit of $41.3 million related to valuation allowance and other tax adjustments.

(4)	Tax-effected adjustments to discontinued operations in addition to a benefit of $6.1 million related to valuation allowance and other tax adjustments.

(5)	Tax effect of the pre-tax adjustments above in addition to a benefit of $48.2 million related to valuation allowance and other tax adjustments.

(6)	Tax-effected adjustments to discontinued operations.

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

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depends to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

In 2010, our overall debt maturity position improved as a result of the refinancing of our credit facilities in January 2010 and the issuance of our 9.0% Notes in March 2010. During 2010, we also redeemed $232.1 million in aggregate principal amount of our 8.625% Notes and the remaining $17.0 million in aggregate principal amount of our 4.25% Convertible Notes.

In 2010, our operational performance began to rebound as the economy and the automotive retail industry environment improved coming out of the economic crisis that began in the fourth quarter of 2008. Average industry expectations for new vehicle sales volume in 2011 are between 12.0 million and 13.0 million vehicles which, if realized, would be an increase of 3.4% to 12.1% from the 2010 level. This suggests a steady improvement in automotive retailing in 2011. We believe our current capital structure and the expected results of our operating activities will enable us to continue to service our liquidity requirements.

Long-Term Debt and Credit Facilities

2010 Credit Facilities

Our 2010 Credit Facilities, executed on January 15, 2010, provide a total of up to $521.0 million in combined revolving credit and floor plan financing.

Under the terms of the 2010 Credit Facilities, up to $321.0 million is available for new vehicle inventory floor plan financing (the “2010 New Vehicle Floor Plan Sub-Facility”), up to $50.0 million is available for used vehicle inventory floor plan financing (the “2010 Used Vehicle Floor Plan Sub-Facility”) and up to $150.0 million is available for working capital and general corporate purposes (the “2010 Revolving Credit Facility”). The 2010 Credit Facilities mature on August 15, 2012. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”).

Availability under our 2010 Revolving Credit Facility is calculated as the lesser of $150.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of Speedway Motorsports, Inc. that are pledged as collateral (the “2010 Revolving Borrowing Base”). The 2010 Revolving Credit Facility may be expanded up to $215.0 million upon satisfaction of certain conditions. A withdrawal of this pledge by Sonic Financial Corporation (“SFC”), which holds the 5,000,000 shares of common stock of Speedway Motorsports, Inc., or a significant decline in the value of Speedway Motorsports, Inc. common stock, could reduce the amount we can borrow under the 2010 Revolving Credit Facility.

The 2010 Revolving Borrowing Base was approximately $145.6 million at December 31, 2010. The amount available to be borrowed under the 2010 Revolving Credit Facility is calculated by subtracting the sum of (1) any outstanding borrowings plus (2) the cumulative face amount of any outstanding letters of credit from the 2010 Revolving Borrowing Base. At December 31, 2010, we had no outstanding borrowings and $47.7 million in outstanding letters of credit resulting in total borrowing availability of $97.9 million.

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

Availability under our 2010 Used Vehicle Floor Plan Sub-Facility is calculated as the lesser of $50.0 million or a borrowing base calculated based on certain eligible inventory, net of any liens or reserves (the “2010 Used Vehicle Borrowing Base”). At December 31, 2010, the 2010 Used Vehicle Borrowing Base was approximately $27.9 million and we had $10.0 million in outstanding borrowings, resulting in total availability of approximately $17.9 million.

The Silo Floor Plan Facilities provide financing for new and used vehicle inventory and bear interest at variable rates based on prime or LIBOR. Our obligations under the Silo Floor Plan Facilities are guaranteed by us and are secured by liens on substantially all of the assets of our respective dealership franchise subsidiaries that receive financing under these arrangements.

All amounts outstanding (including any outstanding letters of credit) under the 2010 Credit Facilities are secured by a pledge of substantially all of our assets and the assets of substantially all of our dealership franchise subsidiaries, in addition to the pledge of 5,000,000 shares of Speedway Motorsports, Inc. Common Stock owned by SFC. The collateral for the 2010 Credit Facilities also includes the pledge of the stock or equity interests of our dealership franchise subsidiaries, except where such a pledge is prohibited by the applicable vehicle manufacturer.

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

The 2010 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, we could be required to immediately repay all outstanding amounts under the 2010 Credit Facilities. See Note 6, “Long-Term Debt,” in the accompanying Consolidated Financial Statements for further discussion of the 2010 Credit Facilities.

9.0% Notes

On March 12, 2010, we issued $210.0 million in aggregate principal amount of 9.0% Notes which mature on March 15, 2018. On April 12, 2010, we used the net proceeds, together with cash on hand, to redeem $200.0 million in aggregate principal amount of our 8.625% Notes due 2013. The 9.0% Notes are unsecured senior subordinated obligations and are guaranteed by our domestic operating subsidiaries and rank equal in right of payment to all of our and the subsidiary guarantors’ existing and future senior subordinated indebtedness. Interest is payable semi-annually on March 15 and September 15 each year. We may redeem the 9.0% Notes in whole or in part at any time after March 15, 2014 at the redemption prices in the following table, which are expressed as percentages of the principal amount. See Note 6, “Long-Term Debt,” in the accompanying Consolidated Financial Statements for further discussion of the 9.0% Notes.

Redemption

Beginning on March 15, 2014	104.50%
Beginning on March 15, 2015	102.25%
Beginning on March 15, 2016 and thereafter	100.00%

8.625% Notes

As discussed above, during 2010 we redeemed $200.0 million in aggregate principal amount of our 8.625% Notes using proceeds from the issuance of the 9.0% Notes. We also redeemed an additional $32.1 million in aggregate principal amount of our 8.625% Notes using cash on hand. At December 31, 2010, we had $42.9 million outstanding under the 8.625% Notes. Our obligations under the 8.625% Notes are guaranteed by our operating domestic subsidiaries. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of our and the subsidiary guarantors’ existing and future senior subordinated indebtedness, mature on August 15, 2013 and are currently redeemable at our option. The redemption premiums for the twelve-month periods beginning August 15 of the years 2010 and 2011 are 101.438% and 100.000%, respectively. See Note 6, “Long-Term Debt,” in the accompanying Consolidated Financial Statements for further discussion of the 8.625% Notes.

5.0% Convertible Notes

On September 23, 2009, we issued $172.5 million in principal of 5.0% Convertible Notes and 10,350,000 shares of Class A common stock. Net proceeds from these issuances were used to repurchase $143.0 million in aggregate principal amount of our 4.25% Convertible Notes, $85.6 million in aggregate principal amount of our 6.0% Convertible Notes and to repay amounts outstanding under the 2006 Credit Facility.

The 5.0% Convertible Notes bear interest at a rate of 5.0% per year, payable semiannually on April 1 and October 1 of each year and mature on October 1, 2029. We may redeem some or all of the 5.0% Convertible Notes for cash at any time subsequent to October 1, 2014 at a repurchase price equal to 100% of the principal amount of the Notes. Holders have the right to require us to purchase the 5.0% Convertible Notes on each of October 1, 2014, October 1, 2019 and October 1, 2024 or in the event of a change in control for cash at a purchase price equal to 100% of the principal amount of the notes.

Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate on each such day; (3) if we call any or all of the notes for redemption, the notes so called for redemption at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029 to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is 74.7245 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.38 per share of Class A common stock. The 5.0% Convertible Notes were not convertible at any time in 2010.

To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, we recorded a debt discount of $31.0 million and a corresponding amount (net of taxes of $12.8 million) to equity. The debt discount will be amortized to interest expense through October 2014, the earliest redemption date. See Note 6, “Long-Term Debt,” in the accompanying Consolidated Financial Statements for further discussion of the 5.0% Convertible Notes.

4.25% Convertible Notes

As discussed above, $143.0 million in aggregate principal amount of the 4.25% Convertible Notes were repurchased in 2009, resulting in a gain of $0.1 million recorded in other income (expense), net, in the accompanying Consolidated Statements of Income. In addition, the repurchase required the write-off of approximately $7.1 million of unamortized debt discount, which was offset by a $4.3 million adjustment to paid-in capital and a $2.9 million adjustment to deferred income tax assets.

We repurchased approximately $1.0 million in aggregate principal amount of the 4.25% Convertible Notes during the second quarter of 2010 at amounts close to par. In November 2010, we used cash on hand to extinguish the remaining $16.0 million in aggregate principal amount of 4.25% Convertible Notes at the applicable redemption price (100.00% of principal redeemed) plus accrued but unpaid interest. The 4.25% Convertible Notes were not convertible at any time in 2010. See Note 6, “Long-Term Debt,” in the accompanying Consolidated Financial Statements for further discussion of the 4.25% Convertible Notes.

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

Mortgage Notes

During 2010, we obtained $21.2 million in mortgage financing related to four of our properties. During 2009, we obtained $6.3 million in mortgage financing for capital construction projects on our dealership facilities. Since implementing our strategy of owning more of our dealership properties in late 2007, we have added $142.7 million in mortgage financing to our capital structure on 14 of our dealership properties. These mortgage notes require monthly payments of principal and interest through maturity, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates range between June 2013 and December 2029. At December 31, 2010, the weighted average interest rate was 4.91% and the total outstanding balance of our mortgages was $133.9 million.

Operating Leases

We lease facilities for the majority of our dealership operations under operating lease arrangements. These facility lease arrangements normally have fifteen to twenty year terms with one or two ten year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Approximately 20% of these facility leases are based on capitalization rates with payments that vary based on interest rates. We also lease certain equipment for use in dealership operations. These equipment lease arrangements normally have three to five year terms with one or two year renewal options. See the table under the heading “Future Liquidity Outlook” below for our future minimum lease payment obligations, net of sublease proceeds.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities which are due on demand. These floor plan facilities bear interest at variable rates based on LIBOR and prime. The weighted average interest rate for our floor plan facilities for continuing and discontinued operations was 2.54% for 2009 and 2.71% for 2010. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $30.8 million, $19.4 million and $24.6 million in 2008, 2009 and 2010, respectively, and recognized in cost of sales for continuing operations and discontinued operations approximately $30.1 million, $22.6 million and $24.0 million in 2008, 2009 and 2010, respectively, in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Covenants and Default Provisions

Non-compliance with covenants, including a failure to make any payment when due, under our 2010 Credit Facilities, Silo Floor Plan Facilities, operating lease agreements, mortgage notes, 9.0% Notes, 8.625% Notes and 5.0% Convertible Notes (collectively, our “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2010 Credit Facilities. A default under our 2010 Credit Facilities would constitute a default under our Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under the one or more of the floor plan facilities. Certain defaults under our 2010 Credit Facilities and one or more Silo Floor Plan Facilities, or certain other debt obligations would not result in a default under our 9.0% Notes, 8.625% Notes or 5.0% Convertible Notes unless our repayment obligations under the 2010 Credit Facilities and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of our Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2010 Credit Facilities include the following financial covenants:

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to
	Ratio	Ratio	EBITDA Ratio

Through March 30, 2011	≥1.00	≥1.10	≤2.25
March 31, 2011 through and including March 30, 2012	≥1.05	≥1.15	≤2.25
March 31, 2012 and thereafter	≥1.10	≥1.20	≤2.25
December 31, 2010 actual	1.17	1.40	1.22

In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants are identical to those under the 2010 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent with a required ratio of no less than 1.5 to 1.0. At December 31, 2010, the ratio was 2.11 to 1.00.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2010. We expect to be in compliance with all of our long-term debt agreements for the foreseeable future.

Acquisitions and Dispositions

During 2010, we did not acquire any franchises. Under the 2010 Credit Facilities, we are restricted from making dealership franchise acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is in excess of $25.0 million, without the written consent of the Required Lenders (as that term is defined in the 2010 Credit Facilities). Currently, we have no plans to pursue any significant dealership franchise acquisition activity in 2011. Although we believe growth through acquisitions will be a significant source of growth for us in the future, we do not see this being a significant source of growth in the near-term.

During 2010, we disposed of 13 franchises, of which three were General Motors terminations. These disposals generated cash of $24.7 million. In addition, as of December 31, 2010, we had no additional franchises classified as held for sale.

Capital Expenditures

Our capital expenditures include the purchase of land, construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. We selectively construct new dealership facilities to maintain compliance with manufacturers’ image requirements. We often finance these projects first through new mortgages and secondly through cash flow from operations and availability under our credit facilities.

Capital expenditures in 2010 were approximately $88.3 million. Of this amount, $43.7 million was related to facility construction projects, $29.1 million was related to real estate acquisitions and $15.5 million was for fixed assets utilized in our dealership operations. Of the 2010 capital expenditures, $21.2 million was funded through mortgage financing and $67.1 million was funded through cash from operations and use of our credit facilities. See the previous discussion in this section under the heading “Mortgage Notes”. As of December 31, 2010, commitments for facilities construction projects totaled approximately $17.3 million. We expect investments related to capital expenditures to be dependent upon the availability of mortgage financing to fund significant capital projects.

Subsequent to December 31, 2010, we purchased five dealership properties which we were previously leasing through long-term operating leases for $75.2 million, utilizing cash on hand and borrowings under our 2010 Credit Facilities.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. At the end of 2010, our remaining repurchase authorization was approximately $43.5 million. Under our 2010 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein.

Our share repurchase activity is subject to the business judgment of management and our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and economic and other factors considered relevant. These factors are considered each quarter and will be scrutinized as management and our Board of Directors determines our share repurchase policy throughout 2011.

Dividends

Our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B common stock of $0.025 per share in the fourth quarter of 2010. Subsequent to December 31, 2010, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for shareholders of record on March 15, 2011 to be paid on April 15, 2011. Under our 2010 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 8.625% Notes and 9.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy throughout 2011. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” in the accompanying Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

Cash Flows from Operating Activities — Net cash provided by operating activities was $120.6 million, $403.6 million and $255.0 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital, or cash flow.

Net cash used in combined trade and non-trade floor plan financing was $53.8 million for the year ended December 31, 2008 and $353.8 million for the year ended December 31, 2009. The significant reduction of floor plan liabilities in 2009 was mostly offset by a corresponding $307.8 million decrease in inventory. Net cash provided by combined trade and non-trade floor plan financing was $95.3 million for the year ended December 31, 2010. Had all floor plan financing changes been included in cash flow from operations, adjusted cash provided by operations would have been $116.5 million, $108.8 million and $86.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Inventory levels were reduced in 2009 due to the struggling economy, but in 2010 Sonic began to build up inventory levels as economic conditions improved. The primary factor increasing cash provided from operations during 2010 was the inflow of cash provided by notes payable — floor plan - trade of $264.0 million as a result of the floor plan refinancing that occurred in the first half of 2010, under which notes payable — floor plan — trade replaced a significant amount of notes payable — floor plan — non-trade. During 2009, the reduction of inventory levels generated cash of $307.8 million, and in 2008, reductions of accounts receivable generated cash of $101.1 million.

Cash Flows from Investing Activities — Cash used in investing activities during 2008, 2009 and 2010 was $115.3 million, $9.7 million, and $58.7 million, respectively. During 2010, the majority of the investing activities cash outflow is related to capital expenditures partially offset by proceeds received from the disposition of franchises. During 2008 and 2009, cash used in investing activities was primarily related to capital expenditures partially offset by proceeds received from dealership dispositions and the sales of property and equipment. Dealership franchise acquisitions, net of cash acquired, used $22.9 million for the year ended December 31, 2008, whereas there were no dealership franchise acquisitions in the years ended December 31, 2009 and 2010. We do not expect to complete any significant dealership franchise acquisitions in 2011.

The significant components of capital expenditures relate primarily to dealership renovations and the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases. During 2008, 2009 and 2010, we used proceeds from mortgage financing in the amount of $56.9 million, $6.3 million and $21.2 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.

Cash Flows from Financing Activities — Net cash used in financing activities was $14.8 million for the year ended December 31, 2008, $370.8 million for the year ended December 31, 2009, and $204.6 million for the year ended December 31, 2010. For the year ended December 31, 2010, excluding the effect of changes in notes payable floor plan, non-trade, cash flow used in financing activities is comprised primarily of repurchases of debt securities, payments on long-term debt and debt issuance costs, partially offset by new borrowings.

During the year ended December 31, 2009, cash used in financing activities was comprised primarily of payments on long-term debt partially offset by new borrowings and issuance of common stock. During 2009, we repurchased the remaining balances of our 5.25% Convertible Notes for $15.7 million and a portion of our 4.25% Convertible Notes for $143.0 million. During 2009, we also issued common stock of $101.3 million and paid cash of $16.5 million for the settlement of two swaps.

Cash Flows from Discontinued Operations — Our Consolidated Statement of Cash Flows includes both continuing and discontinued operations. Net cash used in operating activities associated with discontinued

operations for the year ended December 31, 2010 was approximately $25.6 million. This was substantially comprised of changes in assets and liabilities that relate to dealership operations. In our Consolidated Statement of Cash Flows, cash flows from investing activities includes the line item “Proceeds from sale of franchises” which is entirely related to discontinued operations. With the exception of “Proceeds from sale of franchises” in the amount of $24.7 million and “Net payments on notes payable — floor plan — non-trade” in the amount of $6.7 million, 2010 cash flows from investing and financing activities represent an immaterial amount of total cash flows from discontinued operations.

Guarantees and Indemnification Obligations

See discussion under heading “Off-Balance Sheet Arrangements — Guarantees and Indemnification Obligations” below.

Future Liquidity Outlook

Our future contractual obligations are as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)

Floor Plan Facilities	$861,985	$—	$—	$—	$—	$—	$861,985
Long-Term Debt(1)	8,449	8,991	58,103	184,923	15,383	305,084	580,933
Letters of Credit	47,657	—	—	—	—	—	47,657
Estimated Interest Payments on Floor Plan Facilities(2)	3,980	—	—	—	—	—	3,980
Estimated Interest Payments on Long-Term Debt(3)	62,586	49,250	38,039	32,701	25,471	64,750	272,797
Operating Leases (Net of Sublease Rentals)	107,191	97,935	93,465	90,004	85,609	385,844	860,048
Construction Contracts	17,331	—	—	—	—	—	17,331
Other Purchase Obligations(4)	80,836	4,135	3,500	3,500	—	—	91,971
FIN 48 Liability(5)	500	—	—	—	—	27,099	27,599

Total	$1,190,515	$160,311	$193,107	$311,128	$126,463	$782,777	$2,764,301

(1)	Amounts outstanding under the 8.625% Notes are redeemable at our option but have been classified in this schedule according to contractual maturity. The 5.0% Convertible Notes are redeemable before the stated maturities at both our option and the option of the respective holders. The assumed maturities of these securities are based on these earlier redemption date, which is October 2014 for the 5.0% Convertible Notes. All amounts represent outstanding principal only.

(2)	Floor plan facilities balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2010 floor plan facilities balance, the weighted average interest rate for the fourth quarter of 2010 of 2.78% and the assumption that floor plan facilities balances at December 31, 2010 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.

(3)	Estimated interest payments calculated based on assumed or stated maturities consistent discussion in (1) above. Estimated interest payments include payments related to interest rate swaps.

(4)	Other Purchase Obligations include contracts for office supplies, utilities, and various other items or services. The $75.2 million of dealership property discussed under the previous heading “Capital Expenditures” is included in the amount for 2011.

(5)	Amount represents recorded liability, including interest and penalties, related to FIN 48. See Notes 1 and 7 to the accompanying Consolidated Financial Statements.

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

Seasonality

Our operations are subject to seasonal variations. The first quarter normally contributes less operating profit than the second, third and fourth quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality, and may adversely affect vehicle demand, and consequently, our profitability. Comparatively, parts and service demand remains more stable throughout the year.

Off-Balance Sheet Arrangements

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. When we sell dealership franchises, we attempt to assign any related lease to the buyer of the franchise to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. We expect the aggregate amount of the obligations we guarantee to increase as we dispose of additional franchises. See Note 12, “Commitments and Contingencies,” to the accompanying Consolidated Financial Statements for a discussion regarding these guarantees and indemnification obligations. Past performance under these guarantees and indemnification obligations and their estimated fair value has been immaterial to our liquidity and capital resources. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sub-lessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. At December 31, 2010, our future gross minimum lease payments related to properties subleased to buyers of sold franchises totaled approximately $119.1 million. Future sublease payments expected to be received related to these lease payments were $94.3 million at December 31, 2010.

5.0% Convertible Notes

The 5.0% Convertible Notes are convertible into shares of our Class A common stock, at the option of the holder, based on certain conditions. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for a discussion regarding these conversion conditions, which are primarily linked to the per share price of our Class A common stock and the relationship between the trading values of our Class A common stock and the 5.0% Convertible Notes.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $408.0 million at December 31, 2009 and approximately $504.9 million at December 31, 2010. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $5.1 million in 2009 and approximately $4.6 million in 2010. Of the total change in interest expense, approximately $4.5 million in both 2009 and 2010 would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of December 31, 2009 and 2010 approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in 2010 due to the leases containing LIBOR floors which were above the LIBOR rate during 2010.

We also have the Fixed Swaps to effectively convert a portion of our LIBOR based variable rate debt to a fixed rate. Under the terms of the Fixed Swaps interest rates reset monthly. The fair value of these swap positions at December 31, 2010 was a liability of $32.7 million included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets. See the previous discussion of “Interest Expense/Amortization, Non-Cash, Cash Flow Swaps” in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations. We will receive and pay interest based on the following:

Notional		Pay Rate	Receive Rate(1)	Maturing Date
(In millions)

$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.6		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.3		4.655%	one-month LIBOR	December 10, 2017
$8.7		6.860%	one-month LIBOR	August 1, 2017
$6.9		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
$7.3		6.410%	one-month LIBOR	September 12, 2017

(1)	The one-month LIBOR rate was 0.261% at December 31, 2010.

(2)	After December 31, 2009 changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 2, 2012.

During the second quarter of 2010, we entered into two $100.0 million notional forward-starting interest rate swap agreements which become effective in July 2012 and terminate in July 2015. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity.

During the first quarter of 2009, we settled our $100.0 million notional, pay 5.002% and $100.0 million notional, pay 5.319% swaps above with a payment to the counterparty for approximately $16.5 million.

Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate swaps are as follows:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	($ in thousands)

Long-term Debt:
Fixed Rate Maturities	$5,623	$6,180	$49,542	$182,469	$7,003	$284,477	$535,294
Fixed Rate Outstanding	$535,294	$529,671	$523,491	$473,949	$291,480	$284,477		$588,893
Average Interest Rate on Outstanding Debt	7.27%	7.27%	7.26%	7.12%	8.36%	8.37%
Variable Rate Maturities	$2,826	$2,811	$8,561	$2,454	$8,380	$20,607	$45,639
Variable Rate Outstanding	$45,639	$42,813	$40,002	$31,441	$28,987	$20,607		$39,962
Average Interest Rate on Outstanding Debt	2.34%	2.35%	2.36%	2.27%	2.28%	1.88%
Cash Flow Swaps:
Variable to Fixed Maturities	$1,791	$366,836	$7,621	$1,536	$1,597	$223,380	$602,761
Variable to Fixed Outstanding	$402,761	$35,946	$28,008	$26,513	$24,977	$223,380		$(32,675)
Average Pay Rate on Outstanding Swaps	5.10%	5.69%	6.00%	6.00%	6.01%	3.58%
Receive Rate	1M LIBOR	1M LIBOR	1M LIBOR	1M LIBOR	1M LIBOR	1M LIBOR

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been attested to by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report which is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is furnished by incorporation by reference to the information under the captions entitled “Election of Directors,” “Election of Directors — Board Meetings and Committees of the Board — Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Corporate Governance and Other Information — Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on April 21, 2011 (the “Proxy Statement”). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the captions entitled “Executive Compensation” and “Director Compensation for 2010” in the Proxy Statement.

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

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(a) (1) Financial Statements: Consolidated Balance Sheets as of December 31, 2009 and 2010. Consolidated Statements of Income for the Years Ended December 31, 2008, 2009 and 2010. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2009 and 2010. Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2009 and 2010.

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

Exhibit
No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).
3	.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).
3	.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
3	.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006)).
4	.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)
4	.2*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).
4	.3*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).
4	.4*	Form of 5.0% Convertible Senior Note due October 2029 (included in Exhibit 4.2 to the Current Report on Form 8-K filed September 25, 2009 (the “September 25, 2009 Form 8-K”).
4	.5*	Indenture dated as of September 23, 2009 (the “Base Indenture”) by and among Sonic Automotive, Inc, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the September 25, 2009 Form 8-K).
4	.6*	First Supplemental Indenture dated as of September 23, 2009 to the Base Indenture (incorporated by reference to Exhibit 4.2 to the September 2009 Form 8-K).
4	.7*	Registration Rights Agreement dated as of March 12, 2010 by and among Sonic Automotive, Inc. the guarantors set forth on the signature page thereto and Banc of America Securities LLC, as representative of the several initial purchasers named on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.2 to the March 2010 Form 8-K).
4	.8*	Indenture dated as of March 12, 2010 by and among Sonic Automotive, Inc, as issuer, the guarantors named therein, and U.S. Bank National Association, as trustee, relating to the 9.0% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to the March 2010 Form 8-K).
4	.9*	Form of 9.0% Senior Subordinated Note due 2018 (included in Exhibit 4.2) to Exhibit 4.2 to the March 2010 Form 8-K).

Exhibit
No.		Description

10	.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674))(1)
10	.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)
10	.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report).(1)
10	.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)
10	.5*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675))(1)
10	.6*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)
10	.7*	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (incorporated by reference to Exhibit 10.12 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)
10	.8*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement.(1)
10	.9*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement.(1)
10	.10*	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008.(1)
10	.11*	Standard form of lease executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.12*	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.13*	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.40 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.14*	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord. (incorporated by reference to Exhibit 10.41 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.15*	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord. (incorporated by reference to Exhibit 10.42 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.16*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)
10	.17*	Underwriting Agreement (Class A common stock) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed September 23, 2009 (the “September 23, 2009 Form 8-K”)).
10	.18*	Underwriting Agreement (convertible senior notes) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.2 to the September 23, 2009 Form 8-K).

Exhibit
No.		Description

10	.19*	Amendment No. 1 to Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors.(1)
10	.20*	Sonic Automotive, Inc. Incentive Compensation Plan Amended and Restated as of December 4, 2008.(1)
10	.21*	Amended and Restated Credit Agreement, dated as of January 15, 2010, among Sonic Automotive, Inc.; each lender; Bank of America, N.A, as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer.
10	.22*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Credit Agreement.
10	.23*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of DCFS USA LLC, pursuant to the Credit Agreement.
10	.24*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement.
10	.25*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Credit Agreement.
10	.26*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement.
10	.27*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement.
10	.28*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Credit Agreement.
10	.29*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Credit Agreement.
10	.30*	Amended and Restated Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A, as administrative agent for the lenders.
10	.31*	Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10	.32*	Amended and Restated Escrow and Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10	.33*	Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders.
10	.34*	Amended and Restated Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10	.35*	Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated January 15, 2010, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent.
10	.36*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10	.37*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10	.38*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10	.39*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10	.40*	Company Guaranty Agreement, dated January 15, 2010, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders.
10	.41*	Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A, as administrative agent for the lenders.

Exhibit
No.		Description

10	.42*	Promissory Note, dated August 12, 2010, executed by Sonic in favor of VW Credit, Inc., pursuant to the Credit Agreement.
10	.43*	Purchase Agreement (the “Purchase Agreement”) dated as of March 9, 2010 by and among Sonic Automotive, Inc., the guarantors named therein and Banc of America Securities LLC on behalf of itself and as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed March 15, 2010 (the “March 2010 Form 8-K”)).
10	.44*	Amendment No. 1 to Amended and Restated Credit Agreement dated as of February 25, 2010 by and among Sonic Automotive, Inc., Bank of America, N.A. and each of the Subsidiary Guarantors signatory thereto (incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “March 2010 Form 10-Q”).
10	.45*	Amendment No. 1 to the Syndicated New and Used Vehicle Floorplan Credit Agreement dated February 25, 2010 by and among Sonic Automotive, Inc., certain of its subsidiaries party to the Credit Agreement and Bank of America, N.A. (incorporated by reference to Exhibit 10.23 to the March 2010 Form 10-Q).
10.46		Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective January 1, 2010.(1)
10.47		First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective December 29, 2010.(1)
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		Subsidiaries of Sonic.
23.1		Consent of Ernst & Young LLP.
31.1		Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).
31.2		Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).
32.1		Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ DAVID P. COSPER
Mr. David P. Cosper
Vice Chairman and Chief Financial Officer
Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	February 24, 2011

/s/ B. SCOTT SMITH B. Scott Smith	President, Chief Strategic Officer and Director	February 24, 2011

/s/ DAVID P. COSPER David P. Cosper	Vice Chairman and Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2011

/s/ DAVID B. SMITH David B. Smith	Executive Vice President and Director	February 24, 2011

/s/ WILLIAM R. BROOKS William R. Brooks	Director	February 24, 2011

/s/ WILLIAM I. BELK William I. Belk	Director	February 24, 2011

/s/ ROBERT HELLER Robert Heller	Director	February 12, 2011

/s/ ROBERT L. REWEY Robert L. Rewey	Director	February 24, 2011

/s/ VICTOR H. DOOLAN Victor H. Doolan	Director	February 24, 2011

/s/ DAVID C. VORHOFF David C. Vorhoff	Director	February 24, 2011

EXHIBIT INDEX

Exhibit
No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).
3	.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)).
3	.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
3	.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006)).
4	.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1)
4	.2*	Form of 8 5/8% Senior Subordinated Note due 2013, Series B (incorporated by reference to Exhibit 4.3 to Sonic’s Registration Statement on Form S-4 (Reg. Nos. 333-109426 and 333-109426-1 through 109426-261) (the “2003 Exchange Offer Form S-4”)).
4	.3*	Indenture dated as of August 12, 2003 among Sonic Automotive, Inc., as issuer, the subsidiaries of Sonic named therein, as guarantors, and U.S. Bank National Association, as trustee (the “Trustee”), relating to the 8 5/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.4 to the 2003 Exchange Offer Form S-4).
4	.4*	Form of 5.0% Convertible Senior Note due October 2029 (included in Exhibit 4.2 to the Current Report on Form 8-K filed September 25, 2009 (the “September 25, 2009 Form 8-K”).
4	.5*	Indenture dated as of September 23, 2009 (the “Base Indenture”) by and among Sonic Automotive, Inc, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the September 25, 2009 Form 8-K).
4	.6*	First Supplemental Indenture dated as of September 23, 2009 to the Base Indenture (incorporated by reference to Exhibit 4.2 to the September 2009 Form 8-K).
4	.7*	Registration Rights Agreement dated as of March 12, 2010 by and among Sonic Automotive, Inc. the guarantors set forth on the signature page thereto and Banc of America Securities LLC, as representative of the several initial purchasers named on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.2 to the March 2010 Form 8-K).
4	.8*	Indenture dated as of March 12, 2010 by and among Sonic Automotive, Inc, as issuer, the guarantors named therein, and U.S. Bank National Association, as trustee, relating to the 9.0% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to the March 2010 Form 8-K).
4	.9*	Form of 9.0% Senior Subordinated Note due 2018 (included in Exhibit 4.2) to Exhibit 4.2 to the March 2010 Form 8-K).
10	.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674))(1)
10	.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)
10	.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to the 2002 Annual Report).(1)
10	.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)
10	.5*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675))(1)

Exhibit
No.		Description

10	.6*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)
10	.7*	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (incorporated by reference to Exhibit 10.12 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008)(1)
10	.8*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement.(1)
10	.9*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement.(1)
10	.10*	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008.(1)
10	.11*	Standard form of lease executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.12*	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.13*	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.40 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.14*	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord. (incorporated by reference to Exhibit 10.41 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).
10	.15*	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord. (incorporated by reference to Exhibit 10.42 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008)
10	.16*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)
10	.17*	Underwriting Agreement (Class A common stock) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed September 17, 2009 (the “September 23, 2009 Form 8-K”)).
10	.18*	Underwriting Agreement (convertible senior notes) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.2 to the September 23, 2009 Form 8-K).
10	.19*	Amendment No. 1 to Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors.(1)
10	.20*	Sonic Automotive, Inc. Incentive Compensation Plan Amended and Restated as of December 4, 2008.(1)
10	.21*	Amended and Restated Credit Agreement, dated as of January 15, 2010, among Sonic Automotive, Inc.; each lender; Bank of America, N.A, as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer.
10	.22*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Credit Agreement.
10	.23*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of DCFS USA LLC, pursuant to the Credit Agreement.
10	.24*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Credit Agreement.
10	.25*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Credit Agreement.

Exhibit
No.		Description

10	.26*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Credit Agreement.
10	.27*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Credit Agreement.
10	.28*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Credit Agreement.
10	.29*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Credit Agreement.
10	.30*	Amended and Restated Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A, as administrative agent for the lenders.
10	.31*	Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10	.32*	Amended and Restated Escrow and Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10	.33*	Amended and Restated Securities Pledge Agreement, dated as of January 15, 2010, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders.
10	.34*	Amended and Restated Security Agreement, dated as of January 15, 2010, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.
10	.35*	Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated January 15, 2010, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent.
10	.36*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Bank of America, N.A., pursuant to the Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10	.37*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10	.38*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Wachovia Bank, National Association, pursuant to the Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10	.39*	Promissory Note, dated January 15, 2010, executed by Sonic in favor of Comerica Bank, pursuant to the Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10	.40*	Company Guaranty Agreement, dated January 15, 2010, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders.
10	.41*	Subsidiary Guaranty Agreement, dated as of January 15, 2010, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A, as administrative agent for the lenders.
10	.42*	Promissory Note, dated August 12, 2010, executed by Sonic in favor of VW Credit, Inc., pursuant to the Credit Agreement.
10	.43*	Purchase Agreement (the “Purchase Agreement”) dated as of March 9, 2010 by and among Sonic Automotive, Inc., the guarantors named therein and Banc of America Securities LLC on behalf of itself and as representative of the initial purchasers named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed March 15, 2010 (the “March 2010 Form 8-K”)).
10	.44*	Amendment No. 1 to Amended and Restated Credit Agreement dated as of February 25, 2010 by and among Sonic Automotive, Inc., Bank of America, N.A. and each of the Subsidiary Guarantors signatory thereto (incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “March 2010 Form 10-Q”).
10	.45*	Amendment No. 1 to the Syndicated New and Used Vehicle Floorplan Credit Agreement dated February 25, 2010 by and among Sonic Automotive, Inc., certain of its subsidiaries party to the Credit Agreement and Bank of America, N.A. (incorporated by reference to Exhibit 10.23 to the March 2010 Form 10-Q).

Exhibit
No.	Description

10.46	Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective January 1, 2010.(1)
10.47	First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective December 29, 2010.(1)
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Sonic.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).
31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Previously

(1)	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sonic Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Automotive, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Automotive, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Charlotte, North Carolina
February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sonic Automotive, Inc. and subsidiaries

We have audited Sonic Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Automotive, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Automotive, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Charlotte, North Carolina
February 24, 2011

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2010

	December 31,
	2009	2010
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$30,035	$21,842
Receivables, net	232,969	239,634
Inventories	795,275	903,221
Assets held for sale	12,167	2,020
Other current assets	14,937	23,633

Total current assets	1,085,383	1,190,350
Property and Equipment, net	382,085	436,260
Goodwill	469,482	468,516
Other Intangible Assets, net	80,806	79,149
Other Assets	51,099	76,489

Total Assets	$2,068,855	$2,250,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$214,871	$478,834
Notes payable — floor plan — non-trade	548,493	383,151
Trade accounts payable	55,345	59,719
Accrued interest	16,146	14,070
Other accrued liabilities	144,709	160,763
Liabilities associated with assets held for sale — non-trade	3,346	—
Current maturities of long-term debt	23,991	9,050

Total current liabilities	1,006,901	1,105,587
Long-Term Debt	552,150	546,401
Other Long-Term Liabilities	141,052	134,081
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $.01 par value; 100,000,000 shares authorized; 54,986,875 shares issued and 40,099,559 shares outstanding at December 31, 2009; 55,738,639 shares issued and 40,757,999 shares outstanding at December 31, 2010	550	557
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2009 and December 31, 2010	121	121
Paid-in capital	662,186	666,961
Retained earnings (accumulated deficit)	(35,180)	53,427
Accumulated other comprehensive loss	(22,350)	(18,683)
Treasury stock, at cost (14,887,316 Class A shares held at December 31, 2009 and 14,980,640 Class A shares held at December 31, 2010)	(236,575)	(237,688)

Total stockholders’ equity	368,752	464,695

Total Liabilities and Stockholders’ Equity	$2,068,855	$2,250,764

See notes to Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2009 and 2010

	Year Ended December 31,
	2008	2009	2010
	(Dollars and shares in thousands,
	except per share amounts)

Revenues:
New vehicles	$4,009,496	$3,229,948	$3,646,200
Used vehicles	1,342,486	1,451,870	1,776,581
Wholesale vehicles	272,172	147,002	149,041

Total vehicles	5,624,154	4,828,820	5,571,822
Parts, service and collision repair	1,095,774	1,071,825	1,128,054
Finance, insurance and other	180,274	154,696	180,968

Total revenues	6,900,202	6,055,341	6,880,844
Cost of Sales:
New vehicles	(3,744,533)	(3,010,790)	(3,409,129)
Used vehicles	(1,223,409)	(1,327,878)	(1,636,961)
Wholesale vehicles	(278,364)	(152,487)	(154,082)

Total vehicles	(5,246,306)	(4,491,155)	(5,200,172)
Parts, service and collision repair	(546,698)	(531,514)	(565,994)

Total cost of sales	(5,793,004)	(5,022,669)	(5,766,166)
Gross profit	1,107,198	1,032,672	1,114,678
Selling, general and administrative expenses	(906,243)	(829,220)	(896,697)
Impairment charges	(812,004)	(23,460)	(249)
Depreciation and amortization	(32,734)	(34,879)	(35,110)

Operating income (loss)	(643,783)	145,113	182,622
Other income (expense):
Interest expense, floor plan	(43,392)	(19,812)	(21,536)
Interest expense, other, net	(58,980)	(78,284)	(63,343)
Interest expense, non-cash, convertible debt	(10,704)	(679)	(6,914)
Interest expense / amortization, non-cash, cash flow swaps	—	(11,769)	(4,883)
Other income (expense), net	742	(6,677)	(7,525)

Total other expense	(112,334)	(117,221)	(104,201)

Income (loss) from continuing operations before taxes	(756,117)	27,892	78,421
Provision for income taxes — benefit (expense)	122,340	29,275	17,504

Income (loss) from continuing operations	(633,777)	57,167	95,925
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(75,515)	(50,244)	(8,237)
Income tax benefit	16,943	24,625	2,241

Loss from discontinued operations	(58,572)	(25,619)	(5,996)

Net income (loss)	$(692,349)	$31,548	$89,929

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$(15.70)	$1.29	$1.82
Loss per share from discontinued operations	(1.46)	(0.58)	(0.12)

Earnings (loss) per common share	$(17.16)	$0.71	$1.70

Weighted average common shares outstanding	40,356	43,836	52,214

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$(15.70)	$1.07	$1.58
Loss per share from discontinued operations	(1.46)	(0.45)	(0.09)

Earnings (loss) per common share	$(17.16)	$0.62	$1.49

Weighted average common shares outstanding	40,356	55,832	65,794

Dividends declared per common share	$0.48	$—	$0.025

See notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2009 and 2010

								Accumulated		Compre-
	Class A		Class B			Retained		Other	Total	hensive
	Common Stock		Common Stock		Paid-In	Earnings /	Treasury	Comprehensive	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Stock	(Loss)/Income	Equity	(Loss)
	(Dollars and shares in thousands)

BALANCE AT DECEMBER 31, 2007	42,414	$424	12,029	$121	$523,020	$644,399	$(207,866)	$(15,114)	$944,984	$74,449

Shares awarded under stock compensation plans	509	5	—	—	5,144	—	—	—	5,149	—
Purchases of treasury stock	—	—	—	—	—	—	(28,648)	—	(28,648)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	607	—	—	—	607	—
Income tax benefit associated with convertible note hedge	—	—	—	—	2,120	—	—	—	2,120	—
Fair value of interest rate swap agreements, net of tax benefit of $13,383	—	—	—	—	—	—	—	(21,835)	(21,835)	(21,835)
Unrealized gain on available-for-sale securities, net of tax benefit of $193	—	—	—	—	—	—	—	314	314	314
Stock-based compensation expense	—	—	—	—	2,211	—	—	—	2,211	—
Restricted stock amortization	—	—	—	—	3,920	—	—	—	3,920	—
Net loss	—	—	—	—	—	(692,349)	—	—	(692,349)	(692,349)
Dividends ($0.48 per share)	—	—	—	—	—	(18,950)	—	—	(18,950)	—

BALANCE AT DECEMBER 31, 2008	42,923	$429	12,029	$121	$537,022	$(66,900)	$(236,514)	$(36,635)	$197,523	$(713,870)

Shares awarded under stock compensation plans	104	—	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(61)	—	(61)	—
Income tax benefit associated with convertible note hedge	—	—	—	—	4,293	—	—	—	4,293	—
Fair value of interest rate swap agreements, net of tax expense of $7,045	—	—	—	—	—	—	—	11,494	11,494	11,494
Discontinuance of cash flow swaps, net of tax expense of $1,711	—	—	—	—	—	—	—	2,791	2,791	2,791
Issuance of Common Stock	11,699	117	—	—	105,095	—	—	—	105,212	—
ASC “Debt with Conversion and Other Options” derecognition — 4.25% Convertible Notes, net of tax benefit of $2,887	—	—	—	—	(4,331)	—	—	—	(4,331)	—
ASC “Debt with Conversion and Other Options” — 5.0% Convertible Notes, net of tax expense of $12,823	—	—	—	—	18,146	—	—	—	18,146	—
Stock-based compensation expense	—	—	—	—	603	—	—	—	603	—
Restricted stock amortization	—	—	—	—	1,329	—	—	—	1,329	—
Other	261	4	—	—	29	172	—	—	205	—
Net income	—	—	—	—	—	31,548	—	—	31,548	31,548

BALANCE AT DECEMBER 31, 2009	54,987	$550	12,029	$121	$662,186	$(35,180)	$(236,575)	$(22,350)	$368,752	$45,833

Shares awarded under stock compensation plans	396	4	—	—	1,737	—	—	—	1,741	—
Purchases of treasury stock	—	—	—	—	—	—	(1,113)	—	(1,113)	—
Income tax benefit associated with stock compensation plans	—	—	—	—	(12)	—	—	—	(12)	—
Income tax benefit associated with convertible note hedge	—	—	—	—	239	—	—	—	239	—
Fair value of interest rate swap agreements, net of tax expense of $2,247	—	—	—	—	—	—	—	3,667	3,667	3,667
Stock-based compensation expense	—	—	—	—	513	—	—	—	513	—
Restricted stock amortization	—	—	—	—	2,301	—	—	—	2,301	—
Other	356	3	—	—	(3)	—	—	—	—	—
Net income	—	—	—	—	—	89,929	—	—	89,929	89,929
Dividends ($0.025 per share)	—	—	—	—	—	(1,322)	—	—	(1,322)	—

BALANCE AT DECEMBER 31, 2010	55,739	$557	12,029	$121	$666,961	$53,427	$(237,688)	$(18,683)	$464,695	$93,596

See notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2009	2010
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(692,349)	$31,548	$89,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	36,378	36,091	35,292
Provision for bad debt expense	2,488	1,491	1,449
Other amortization	1,912	1,656	1,656
Debt issuance cost amortization	1,256	13,435	3,685
Debt discount amortization, net of premium amortization	11,712	11,755	5,195
Stock — based compensation expense	2,211	603	513
Amortization of restricted stock	5,280	1,511	2,301
Restricted stock forfeiture	(1,360)	(182)	—
Deferred income taxes	(253,846)	23,153	22,057
Valuation allowance — deferred income taxes	108,421	(53,743)	(50,388)
Equity interest in earnings of investees	(399)	(713)	(752)
Asset impairment charges	851,655	30,038	249
Loss (gain) on disposal of franchises and property and equipment	1,604	(804)	(1,249)
Loss on exit of leased dealerships	18,037	33,013	4,266
(Gain) loss on retirement of debt	(647)	6,745	7,665
Derivative liability fair value adjustments	—	(11,300)	—
Non-cash adjustments — cash flow swaps	—	11,769	4,883
Changes in assets and liabilities that relate to operations:
Receivables	101,126	23,424	(8,114)
Inventories	5,204	307,803	(121,935)
Other assets	9,909	(1,393)	(21,315)
Notes payable — floor plan — trade	(49,590)	(58,972)	263,963
Trade accounts payable and other liabilities	(38,363)	(3,347)	15,689

Total adjustments	812,988	372,033	165,110

Net cash provided by operating activities	120,639	403,581	255,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(22,945)	—	—
Purchases of land, property and equipment	(137,094)	(43,277)	(85,194)
Proceeds from sales of property and equipment	6,295	6,018	1,214
Proceeds from sale of franchises	37,803	27,276	24,720
Distributions from equity investees	600	300	600

Net cash used in investing activities	(115,341)	(9,683)	(58,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan — non-trade	(4,167)	(294,823)	(168,688)
Borrowings on revolving credit facilities	890,838	558,011	40,000
Repayments on revolving credit facilities	(889,996)	(628,853)	(40,000)
Proceeds from issuance of long-term debt	56,913	178,751	229,775
Debt issuance costs	—	(18,387)	(10,962)
Principal payments on long-term debt	(4,348)	(5,458)	(6,362)
Settlement of cash flow swaps	—	(16,454)	—
Repurchase of debt securities	(24,203)	(244,258)	(249,190)
Purchases of treasury stock	(28,648)	(61)	(1,113)
Income tax benefit associated with stock compensation plans	607	—	(12)
Income tax benefit associated with convertible hedge	2,120	4,293	239
Issuance of shares under stock compensation plans	5,149	—	1,741
Issuance of common stock	—	101,265	—
Dividends paid	(19,106)	(4,860)	—

Net cash provided by (used in) financing activities	(14,841)	(370,834)	(204,572)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,543)	23,064	(8,193)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,514	6,971	30,035

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,971	$30,035	$21,842

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $13,383, and tax expense of $7,045 and $2,247 in 2008, 2009 and 2010, respectively)	$(21,835)	$11,494	$3,667
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of amount capitalized	$114,003	$110,420	$93,598
Income taxes	$13,351	$(23,507)	$(17,098)

See notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables in thousands except per share amounts)

1.	Description of Business and Summary of Significant Accounting Policies

Organization and Business — Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue), operating 135 dealership franchises and 25 collision repair centers throughout the United States as of December 31, 2010. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 2010, Sonic sold a total of 29 foreign and domestic brands of new vehicles.

Principles of Consolidation — All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying Consolidated Financial Statements except for one fifty-percent owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying Consolidated Financial Statements.

Reclassifications — Individual franchises sold, terminated or classified as held for sale are reported as discontinued operations. During 2010, Sonic completed the disposal of 13 automobile franchises, and had no franchises classified as held for sale at December 31, 2010. The results of operations of these franchises for the years ended December 31, 2008, 2009 and 2010 are reported as discontinued operations for all periods presented. Sonic decided to retain and operate one franchise which was held for sale as of December 31, 2009 due to strategic considerations. This dealership was reclassified into continuing operations during 2010 as a result of Sonic’s asset management strategy. Determining whether a franchise will be reported as continuing or discontinued operations involves judgments such as whether a franchise will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods Sonic determines that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income are reclassified in order to reflect the current classification.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts, the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale. As of December 31, 2009 and 2010, the amounts recorded as allowances for commission chargeback reserves were $11.7 million and $11.3 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.

Floor Plan Assistance — Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales for continuing operations were $26.6 million, $21.0 million and $23.6 million for the years ended December 31, 2008, 2009 and 2010, respectively. There was an additional $3.5 million, $1.6 million and $0.4 million in floor plan assistance related to discontinued operations for the years ended December 31, 2008, 2009 and 2010, respectively.

Contracts in Transit — Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying Consolidated Balance Sheets and totaled $90.8 million at December 31, 2009 and $109.0 million at December 31, 2010.

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

Sonic assesses the valuation of all of its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, Sonic primarily considers the age of the vehicles along with the timing of annual and model changeovers. For used vehicles, Sonic considers recent market data and trends such as loss histories along with the current age of the inventory. Parts inventories are primarily assessed considering excess quantity and continued usefulness of the part. The risk with parts inventories is minimized by the fact that excess or obsolete parts can usually be returned to the manufacturer. Recorded inventory reserves are not significant.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Sonic amortizes leasehold improvements over the shorter of the estimated useful life or the remaining lease life. This lease life includes

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renewal options if a renewal has been determined to be reasonably assured. The range of estimated useful lives is as follows:

Leasehold and land improvements	10-30 years
Buildings	10-30 years
Parts and service equipment	7-10 years
Office equipment and fixtures	3-10 years
Company vehicles	3-5 years

Sonic reviews the carrying value of property and equipment and other long-term assets (other than goodwill and franchise assets) for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such an indication is present, Sonic compares the carrying amount of the asset to the estimated undiscounted cash flows related to those assets. Sonic concludes that an asset is impaired if the sum of such expected future cash flows is less than the carrying amount of the related asset. If Sonic determines an asset is impaired, the impairment loss would be the amount by which the carrying amount of the related asset exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, Sonic determines fair value by using a discounted cash flow model. See Note 4, “Property and Equipment,” for a discussion of impairment charges.

Derivative Instruments and Hedging Activities — Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions and the fair value of certain obligations classified as long-term debt on the accompanying Consolidated Balance Sheets. Commonly, the types of risks being hedged are those relating to the variability of cash flows and long-term debt fair values caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2010, Sonic only utilizes interest rate swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.

Goodwill — Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

Goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. An exception to the annual impairment test is provided by “Intangibles — Goodwill and Other” in the ASC, wherein a detailed determination of the fair value of a reporting unit may be carried forward from one year to the next if the following criteria have been met: (i) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination; (ii) the most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin; and (iii) based on the analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote. Based on criteria established by the applicable accounting pronouncements, Sonic has one reporting unit.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic uses a discounted cash flow model to estimate its reporting unit’s fair value in evaluating goodwill for impairment. The significant assumptions include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. Sonic also considers a control premium that represents the estimated amount an investor would pay for Sonic’s equity securities to obtain a controlling interest and other factors. See Note 5, “Intangible Assets and Goodwill,” for further discussion.

Other Intangible Assets — The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise agreements with manufacturers. Sonic classifies franchise agreements as indefinite lived intangible assets as it has been Sonic’s experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, Sonic believes that its franchise agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise agreements acquired after July 1, 2001 have been included in other intangible assets on the accompanying Consolidated Balance Sheets. Prior to July 1, 2001, franchise agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying Consolidated Balance Sheets. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. Sonic tests other intangible assets for impairment annually or more frequently if events or circumstances indicate possible impairment. See Note 5, “Intangible Assets and Goodwill,” regarding impairment charges on franchise agreements.

Insurance Reserves — Sonic has various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. At December 31, 2009 and 2010, Sonic had $19.4 million and $21.0 million, respectively, reserved for such programs.

Lease Exit Accruals — The majority of Sonic’s dealership properties are leased under long-term operating lease arrangements. When situations arise where the leased properties are no longer utilized in operations, Sonic records accruals for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a franchise whereby the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease. See Note 12, “Commitments and Contingencies,” for further discussion.

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

From time to time, Sonic engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. Sonic determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, Sonic presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that does not meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is likely of being realized upon ultimate settlement. Sonic adjusts its estimates periodically because of ongoing

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. See Note 7, “Income Taxes,” for further discussion of Sonic’s uncertain tax positions.

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

The counterparties to Sonic’s swap transactions consist of four large financial institutions. Sonic could be exposed to loss in the event of non-performance by any of these counterparties.

Financial Instruments and Market Risks — As of December 31, 2009 and 2010 the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of Sonic’s fixed rate long-term debt.

Sonic has variable rate notes payable — floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate swaps was approximately $805.0 million at December 31, 2009 and $907.6 million at December 31, 2010.

Advertising — Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to $56.8 million, $44.7 million and $46.9 million for the years ended December 31, 2008, 2009 and 2010, respectively, and has been classified as selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. Usually, these cooperative programs require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under these cooperative agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were $13.6 million, $9.2 million and $13.7 million in 2008, 2009 and 2010, respectively.

Segment Information — Sonic has determined it has a single segment for purposes of reporting financial condition and results of operations.

2.	Business Acquisitions and Dispositions

Acquisitions

Sonic’s growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. Where practicable, Sonic also seeks to acquire stable franchises that Sonic believes have above average sales prospects. Under the 2010 Credit Facilities (see Note 6 for discussion of the 2010 Credit Facilities), Sonic is restricted from making dealership franchise acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is in excess of $25.0 million, without the written consent of the Required Lenders (as that term is defined in the 2010 Credit Facilities). With this restriction on Sonic’s ability to make dealership franchise acquisitions, its acquisition growth strategy may be limited. Sonic was awarded two franchises from manufacturers in 2010.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, Sonic acquired or was awarded five franchises located in its Tennessee and Houston markets, for an aggregate purchase price of approximately $22.4 million in cash, net of cash acquired, funded by cash from operations and borrowing under the 2006 Credit Facility.

Dispositions

During 2010, Sonic disposed of 13 franchises. These disposals generated cash of $24.7 million. During 2008 and 2009, Sonic completed 10 and 18 franchise dispositions, respectively. The dispositions in 2008 and 2009 generated cash of $37.8 million and $27.3 million, respectively. The operating gains or losses associated with these disposed franchises are included in the amounts shown in the table below.

In conjunction with franchise dispositions, Sonic has agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.

At December 31, 2010, Sonic had no franchises held for sale. Assets which have been classified in assets held for sale in the accompanying Consolidated Balance Sheets include dealership franchises not yet sold as of December 31, 2009 and real estate held for sale by non-dealership entities at December 31, 2010 and consist of the following:

	December 31,	December 31,
	2009	2010
	(In thousands)

Inventories	$4,528	$—
Property and equipment, net	2,073	—
Land	2,765	2,020
Goodwill	2,801	—
Franchise assets	—	—

Assets held for sale	$12,167	$2,020

Liabilities associated with assets held for sale are comprised entirely of notes payable — floor plan and are classified as such on the accompanying Consolidated Balance Sheets at December 31, 2009. Results associated with franchises classified as discontinued operations were as follows:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Loss from operations	$(20,103)	$(12,579)	$(6,634)
Gain (loss) on disposal of franchises	(2,325)	(293)	2,629
Lease exit charges	(13,747)	(30,794)	(4,232)
Property impairment charges	(14,912)	(4,992)	—
Goodwill impairment charges	(2,025)	(1,586)	—
Franchise agreement and other asset impairment charges	(20,500)	—	—
Favorable lease asset impairment charges	(1,903)	—	—

Pre-tax loss	$(75,515)	$(50,244)	$(8,237)

Total revenues	$587,801	$294,390	$55,077

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic allocates corporate-level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the years ended December 31, 2008, 2009 and 2010 was $3.1 million, $2.0 million and $0.2 million, respectively.

3.	Inventories and Related Notes Payable — Floor Plan

Inventories consist of the following:

	December 31,
	2009	2010
	(In thousands)

New vehicles	$557,319	$628,939
Used vehicles	138,401	165,039
Parts and accessories	51,956	50,854
Other	52,127	58,389

	$799,803	$903,221
Less inventories classified as assets held for sale	(4,528)	—

Inventories	$795,275	$903,221

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with a syndicate of financial institutions and manufacturer-affiliated finance companies. The new and used floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities, for continuing operations and discontinued operations, was 2.54% and 2.71% for the years ended December 31, 2009 and 2010, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2008, 2009 and 2010, for continuing operations and discontinued operations, Sonic recognized a reduction in cost of sales of approximately $30.1 million, $22.6 million and $24.0 million, respectively, related to manufacturer floor plan assistance.

The average interest rate for Sonic’s used vehicle floor plan facility was 2.31% and 2.88% for the years ended December 31, 2009 and 2010, respectively.

The new and used floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise agreements, of the relevant dealership subsidiary. The new and used floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all of these restrictive covenants as of December 31, 2010.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2010
	(In thousands)

Land	$61,886	$76,357
Building and improvements	322,632	353,088
Office equipment and fixtures	75,801	77,654
Parts and service equipment	54,981	56,651
Company vehicles	8,440	8,137
Construction in progress	40,000	48,230

Total, at cost	563,740	620,117
Less accumulated depreciation	(176,817)	(181,837)

Subtotal	386,923	438,280
Less assets held for sale	(4,838)	(2,020)

Property and equipment, net	$382,085	$436,260

Subsequent to December 31, 2010, Sonic purchased five dealership properties which it was previously leasing through long-term operating leases for $75.2 million, utilizing cash on hand and borrowings under the 2010 Credit Facilities (see Note 6 for discussion of the 2010 Credit Facilities).

Interest capitalized in conjunction with construction projects was approximately $1.5 million, $0.7 million and $2.3 million for the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, commitments for facility construction projects totaled approximately $17.3 million.

During the years ended December 31, 2008, 2009 and 2010, property and equipment impairment charges were recorded as noted in the following table.

	Continuing	Discontinued
Year Ended December 31,	Operations	Operations
	(In millions)

2010	$0.2	$—
2009	$18.1	$5.0
2008	$10.0	$14.9

Impairment charges related to continuing operations were related to the abandonment of construction projects, the abandonment and disposal of dealership equipment or Sonic’s estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.

Impairment charges related to assets held for sale were recorded in discontinued operations based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated franchises. During 2009, $3.8 million of the impairment charge in discontinued operations was related to Sonic’s General Motors dealerships that were terminated in 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets and Goodwill

The changes in the carrying amount of franchise agreements and goodwill for the years ended December 31, 2009 and 2010 were as follows:

	Franchise	Gross	Accumulated
	Agreements	Goodwill	Impairment	Net Goodwill
	(In thousands)

Balance, December 31, 2008	$64,701	$1,124,332	$(797,325)	$327,007
Impairment of domestic dealerships	(500)	—	(929)	(929)
Impairment of import dealerships	(3,800)	—	(1,751)	(1,751)
Reductions from sales of franchises	(800)	(10,264)	3,280	(6,984)
Reclassification from assets held for sale, net	5,234	152,139	—	152,139

Balance, December 31, 2009	$64,835	$1,266,207	$(796,725)	$469,482
Reductions from sales of franchises	—	(3,767)	—	(3,767)
Reclassification from assets held for sale, net	—	2,801	—	2,801

Balance, December 31, 2010	$64,835	$1,265,241	$(796,725)	$468,516

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

Based on the results of Sonic’s step one test as of December 31, 2009, Sonic was not required to complete step two of the impairment evaluation. Pursuant to an exception to the annual goodwill impairment test provided by “Intangibles — Goodwill and Other” in the ASC, Sonic was allowed to carry forward its estimate of the reporting unit’s fair value from 2009, resulting in no goodwill impairment in 2010. See the discussion under the heading “Goodwill” in Note 1 for the criteria prescribed by this exception. For the year ended December 31, 2009, Sonic recorded goodwill impairment charges of $1.1 million within continuing operations and $1.6 million within discontinued operations based on the determination that a portion of the goodwill was not recoverable based on estimated proceeds while dealership operations were held for sale. For the year ended December 31, 2008, Sonic recorded an impairment of $797.3 million related to its evaluation of goodwill. Sonic recorded $795.3 million in continuing operations and $2.0 million in discontinued operations as a result of step two of its goodwill impairment test and based on the determination that a portion of goodwill was not recoverable from assets held for sale based on estimated proceeds.

Franchise asset impairment charges of $17.5 million and $6.7 million were recorded within discontinued and continuing operations in the year ended December 31, 2008, respectively. Further, Sonic incurred $4.3 million of franchise asset impairment charges in continuing operations in the year ended December 31, 2009. These impairment charges were recorded based on management’s conclusion that the recorded values would not be recoverable either through operating cash flows or through the eventual sale of the franchises. Approximately $2.1 million of the impairment charges recorded in 2009 relate to dealership franchises that were terminated based on notifications from General Motors.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Definite life intangible assets consist of the following:

	December 31,
	2009	2010
	(In thousands)

Lease agreements	$21,987	$21,987
Less accumulated amortization	(6,016)	(7,673)

Definite life intangibles, net	$15,971	$14,314

Franchise assets and definite life intangible assets are classified as Other Intangible Assets, net, on the accompanying Consolidated Balance Sheets.

Amortization expense for definite life intangible assets was $1.8 million, $1.7 million and $1.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. The weighted-average amortization period for lease agreements and definite life intangible assets is 15 years. Future amortization expense is as follows:

Year Ending December 31,
(In thousands)

2011	$1,656
2012	1,656
2013	1,656
2014	1,290
2015	924
Thereafter	7,132

Total	$14,314

6.	Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2009	2010
	(In thousands)

2010 Revolving Credit Facility(1)	$—	$—
2006 Revolving Credit Sub-Facility(1)	—	—
Senior Subordinated Notes bearing interest at 9.0%	—	210,000
Senior Subordinated Notes bearing interest at 8.625%	275,000	42,855
Convertible Senior Notes bearing interest at 5.0%	172,500	172,500
Convertible Senior Subordinated Notes bearing interest at 4.25%	17,045	—
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19)%	17,778	15,618
Mortgage notes to finance companies-fixed rate, bearing interest from 4.50% to 7.03%	78,424	88,262
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	38,251	45,639
Net debt discount and premium(2)	(29,199)	(25,482)
Other	6,342	6,059

	$576,141	$555,451
Less current maturities(3)	(23,991)	(9,050)

Long-term debt	$552,150	$546,401

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Sonic replaced its 2006 Revolving Credit Sub-Facility with the 2010 Revolving Credit Facility on January 15, 2010. Interest rate on the revolving credit facility was 3.5% above LIBOR at December 31, 2009 and December 31, 2010.

(2)	December 31, 2009 includes $1.5 million discount associated with the 8.625% Notes, $29.8 million discount associated with the 5.0% Convertible Notes, $0.6 million discount associated with the 4.25% Convertible Notes, $2.5 million premium associated with notes payable to a finance company and $0.2 million premium associated with mortgage notes payable. December 31, 2010 includes $1.4 million discount associated with the 9.0% Notes, $0.2 million discount associated with the 8.625% Notes, $24.7 million discount associated with the 5.0% Convertible Notes, $1.8 million premium associated with notes payable to a finance company and $1.0 million discount associated with mortgage notes payable.

(3)	At December 31, 2009, current maturities included amounts outstanding related to the 4.25% Convertible Notes as a result of these obligations maturing or expected to be extinguished within one year of the balance sheet date.

Future maturities of long-term debt are as follows:

Year Ending December 31,	Principal	Net
	(In thousands)

2011	$8,449	$9,050
2012	8,991	9,337
2013	58,103	58,154
2014	184,923	160,348
2015	15,383	15,330
Thereafter	305,084	303,232

Total	$580,933	$555,451

2006 Credit Facility

The 2006 Revolving Credit Sub-Facility, the 2006 New Vehicle Floor Plan Sub-Facility and the 2006 Used Vehicle Floor Plan Sub-Facility (collectively the “2006 Credit Facility”) would have matured on February 17, 2010. The 2006 Credit Facility was refinanced on January 15, 2010. See 2010 Credit Facilities discussion below.

2010 Credit Facilities

On January 15, 2010, Sonic entered into an amended and restated syndicated revolving credit agreement (the “2010 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2010 Floor Plan Facility”). The 2010 Revolving Credit Facility and 2010 Floor Plan Facility (collectively the “2010 Credit Facilities”) mature on August 15, 2012.

Availability under the 2010 Revolving Credit Facility is calculated as the lesser of $150.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of Speedway Motorsports, Inc. (“SMI”) that are pledged as collateral, less the aggregate face amount of any outstanding letters of credit under the 2010 Revolving Credit Facility (the “2010 Revolving Borrowing Base”). The 2010 Revolving Credit Facility may be expanded up to $215.0 million upon satisfaction of certain conditions. A withdrawal of this pledge by Sonic Financial Corporation (“SFC”), which holds the 5,000,000 shares of common stock of Speedway Motorsports, Inc., or a significant decline in the value of Speedway Motorsports, Inc. common stock, could reduce the amount Sonic can borrow under the 2010 Revolving Credit Facility. See Note 8 for further discussion of related-party transactions with SMI and SFC.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2010 Revolving Borrowing Base was approximately $145.6 million at December 31, 2010. At December 31, 2010, Sonic had no outstanding borrowings and $47.7 million in outstanding letters of credit resulting in total borrowing availability of $97.9 million under the 2010 Revolving Credit Facility.

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

The 2010 Floor Plan Facility is comprised of a new vehicle revolving floor plan facility in an amount up to $321.0 million (the “2010 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility in an amount up to $50.0 million, subject to a borrowing base (the “2010 Used Vehicle Floor Plan Facility”). Sonic may, under certain conditions, request an increase in the 2010 Floor Plan Facility by up to $125.0 million, which shall be allocated between the 2010 New Vehicle Floor Plan Facility and the 2010 Used Vehicle Floor Plan Facility as Sonic requests, with no more than 15% of the aggregate commitments allocated to the commitments under the 2010 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2010 Floor Plan Facility are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries.

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

The 2010 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2010 Credit Facilities. Sonic was in compliance with all required covenants as of December 31, 2010.

9.0% Senior Subordinated Notes (“9.0% Notes”)

On March 12, 2010, Sonic issued $210.0 million in aggregate principal amount of 9.0% Notes which mature on March 15, 2018. On April 12, 2010, Sonic used the net proceeds, together with cash on hand, to redeem $200.0 million in aggregate principal amount of its 8.625% Notes due 2013. The 9.0% Notes are unsecured senior subordinated obligations of Sonic and are guaranteed by Sonic’s domestic operating subsidiaries. Interest is payable semi-annually on March 15 and September 15 each year. Sonic may redeem the 9.0% Notes in whole or in

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part at any time after March 15, 2014 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption

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

The indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of December 31, 2010.

Balances outstanding under Sonic’s 9.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor.

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

8.625% Senior Subordinated Notes (“8.625% Notes”)

Sonic has $42.9 million in aggregate principal amount outstanding of the 8.625% Notes at December 31, 2010. The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at Sonic’s option after August 15, 2008.

On April 12, 2010, Sonic used the net proceeds obtained from the issuance of the 9.0% Notes, together with cash on hand, to redeem $200.0 million in aggregate principal amount of the outstanding 8.625% Notes at the then applicable redemption price (102.875% of principal redeemed) plus accrued but unpaid interest. Sonic recorded a loss on extinguishment of debt of approximately $7.0 million related to the redemption which was recognized in the second quarter of 2010. During the second quarter of 2010, Sonic repurchased approximately $12.1 million in additional aggregate principal amount of the 8.625% Notes and recorded an additional loss on extinguishment of debt of approximately $0.3 million related to these repurchases. During the third quarter of 2010, Sonic redeemed an additional $20.0 million in aggregate principal amount of the outstanding 8.625% Notes and recorded a loss on extinguishment of debt of approximately $0.4 million related to the redemption.

The total loss on extinguishment of debt related to repurchases and redemptions of the 8.625% Notes of $7.7 million for the year ended December 31, 2010 is recorded in other income (expense), net, in the Consolidated Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indenture governing the 8.625% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited capital stock, guarantees, asset sales, investments, cash dividends to shareholders, distributions and circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, redemptions. Specifically, the indenture governing Sonic’s 8.625% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 8.625% Notes. Sonic was in compliance with all restrictive covenants as of December 31, 2010.

Balances outstanding under Sonic’s 8.625% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor.

5.25% Convertible Senior Subordinated Notes (“5.25% Convertible Notes”) and 6.0% Senior Secured Convertible Notes (“6.0% Convertible Notes”)

On May 7, 2009, Sonic paid the holders of its 5.25% Convertible Senior Subordinated Notes due 2009 (the “5.25% Convertible Notes”) $15.7 million in cash, issued $85.6 million in aggregate principal of 6.0% Senior Secured Convertible Notes due 2012 (the “6.0% Convertible Notes”) and issued 860,723 shares of its Class A common stock in private placements exempt from registration requirements in full satisfaction of its obligations under certain of the 5.25% Convertible Notes. The issuance of the 6.0% Convertible Notes with the redemption of the 5.25% Convertible Notes was accounted for as a debt modification which required the 6.0% Convertible Notes to be recorded at fair value of $74.3 million ($85.6 million, less a discount of $11.3 million). In addition, an $11.3 million derivative liability was also recorded which represents the fair value of the embedded derivatives (put and conversion features) contained in the 6.0% Convertible Notes.

In accordance with the provisions of “Debt with Conversion and Other Options” in the ASC, Sonic estimated the non-convertible borrowing rate related to the 5.25% Convertible Notes to be 10.0%. Accordingly, the fair value of the equity component of the 5.25% Convertible Notes was $31.6 million ($19.0 million, net of tax) at the date of the issuance. As of December 31, 2009, the debt discount associated with the 5.25% Convertible Notes had been fully amortized.

Sonic incurred interest expense related to the 5.25% Convertible Notes of $7.1 million and $2.1 million for the years ended December 31, 2008 and 2009, respectively, recorded to interest expense, other, net, in the accompanying Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount on the 5.25% Convertible Notes of $5.7 million and $2.1 million for the years ended December 31, 2008 and 2009, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Consolidated Statements of Income.

As a result of Sonic’s redemption of the 6.0% Convertible Notes in 2009 (see discussion below), the derivative liability associated with the 6.0% Convertible Notes was extinguished, resulting in a gain which was recognized in interest expense, non-cash, convertible debt of $11.3 million in the accompanying Consolidated Statements of Income. Sonic also recorded a loss on the repurchase of the 6.0% Convertible Notes of approximately $7.2 million in 2009 related to the redemption of these notes. This loss represents the write-off of the remaining unamortized discount at the redemption date, and is presented in the other income (expense), net, line in the accompanying Consolidated Statements of Income.

5.0% Convertible Senior Notes (“5.0% Convertible Notes”)

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

The 5.0% Convertible Notes bear interest at a rate of 5.0% per year, payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2010. The 5.0% Convertible Notes mature on October 1, 2029. Sonic may redeem some or all of the 5.0% Convertible Notes for cash at any time subsequent to October 1, 2014 at a repurchase price equal to 100% of the principal amount of the Notes. Holders have the right to require Sonic to purchase the 5.0% Convertible Notes on each of October 1, 2014, October 1, 2019 and October 1, 2024 or in the event of a change in control for cash at a purchase price equal to 100% of the principal amount of the notes.

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

To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of $31.0 million and a corresponding amount (net of taxes of $12.8 million) to equity, based on an estimated non-convertible borrowing rate of 10.5%. The debt discount is being amortized to interest expense through October 2014, the earliest redemption date. The unamortized debt discount was $29.8 million and $24.7 million at December 31, 2009 and 2010, respectively.

Sonic incurred interest expense related to the 5.0% Convertible Notes of approximately $2.3 million and $8.7 million for the years ended December 31, 2009 and 2010, respectively, recorded to interest expense, other, net, in the accompanying Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount on the 5.0% Convertible Notes of $1.2 million and $5.1 million for the years ended December 31, 2009 and 2010, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Consolidated Statements of Income.

4.25% Convertible Senior Subordinated Notes (“4.25% Convertible Notes”)

In September 2009, Sonic repurchased $143.0 million in aggregate principal amount of the 4.25% Convertible Notes using proceeds from the issuance of the 5.0% Convertible Notes and shares of Class A common stock discussed above. The remaining outstanding aggregate principal amount of the 4.25% Convertible Notes was $17.0 million at December 31, 2009. The repurchase of $143.0 million in aggregate principal amount of the 4.25% Convertible Notes resulted in a gain of $0.1 million recorded in other income (expense), net, in the accompanying Consolidated Statements of Income. In addition, the repurchase required the write-off of approximately $7.1 million of unamortized debt discount, which was offset by a $4.3 million adjustment to paid-in capital and a $2.9 million adjustment to deferred income tax assets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010 Sonic extinguished the remaining $17.0 million in aggregate principal amount of the 4.25% Convertible Notes. Sonic repurchased approximately $1.0 million in aggregate principal amount of the 4.25% Convertible Notes during the second quarter of 2010 at amounts close to par. On November 30, 2010, Sonic used cash on hand to repurchase $16.0 million in aggregate principal amount of 4.25% Convertible Notes at the applicable redemption price (100.00% of principal redeemed) plus accrued but unpaid interest.

In accordance with the provisions of “Debt with Conversion and Other Options” in the ASC, Sonic estimated the non-convertible borrowing rate related to the 4.25% Convertible Notes to be 8.0%. Accordingly, the fair value of the equity component of the 4.25% Convertible Notes was $25.1 million ($15.1 million, net of tax) at the date of issuance. As of December 31, 2009, the unamortized debt discount associated with these provisions related to the 4.25% Convertible Notes was $0.5 million and as of December 31, 2010 the debt discount related to the 4.25% Convertible Notes had been fully amortized.

Sonic incurred interest expense related to the 4.25% Convertible Notes of $7.4 million, $5.8 million and $0.7 million for the years ended December 31, 2008, 2009 and 2010, respectively, recorded to interest expense, other, net, in the accompanying Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount on the 4.25% Convertible Notes of $5.0 million, $4.1 million and $0.5 million for the years ended December 31, 2008, 2009 and 2010, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Consolidated Statements of Income.

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2005 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2010, the outstanding principal balance on the Assumed Notes was $15.6 million with a remaining unamortized premium balance of $1.8 million.

Mortgage Notes

Sonic has mortgage financing totaling $133.9 million in aggregate, related to several of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and December 2029. The weighted average interest rate was 4.91% at December 31, 2010.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial covenants related to outstanding indebtedness and certain operating leases include required specified ratios of:

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to
	Ratio	Ratio	EBITDA Ratio

Through March 30, 2011	≥1.00	≥1.10	≤2.25
March 31, 2011 through and including March 30, 2012	≥1.05	≥1.15	≤2.25
March 31, 2012 and thereafter	≥1.10	≥1.20	≤2.25
December 31, 2010 actual	1.17	1.40	1.22

Derivative Instruments and Hedging Activities

At December 31, 2010 Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at December 31, 2010 was a liability of $32.7 million included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

Notional		Pay Rate	Receive Rate(1)	Maturing Date
(In millions)

$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.6		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.3		4.655%	one-month LIBOR	December 10, 2017
$8.7		6.860%	one-month LIBOR	August 1, 2017
$6.9		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
$7.3		6.410%	one-month LIBOR	September 12, 2017

(1)	The one-month LIBOR rate was 0.261% at December 31, 2010.

(2)	After December 31, 2009 changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 2, 2012.

During the second quarter ended June 30, 2010, Sonic entered into two $100.0 million notional forward-starting interest rate swap agreements which become effective in July 2012 and terminate in July 2015. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity.

As a result of the refinancing of Sonic’s 2006 Credit Facility and the new terms of the 2010 Credit Facilities, it is no longer probable that Sonic will incur interest payments that match the terms of certain Fixed Swaps that previously were designated and qualified as cash flow hedges. Of the Fixed Swaps (including the two $100.0 million notional swaps which were settled in 2009), $565.0 million of the notional amount had previously been documented

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as hedges against the variability of cash flows related to interest payments on certain debt obligations. At December 31, 2010, Sonic estimates that under the new 2010 Credit Facilities and other facilities with matching terms, it is probable that the expected debt balance with interest payments that match the terms of the Fixed Swaps will be $400.0 million. During the first quarter ended March 31, 2009, Sonic settled its $100.0 million notional, pay 5.002% and $100.0 million notional, pay 5.319% swaps for a payment of approximately $16.5 million. These payments are being amortized into earnings over the original life of the swaps.

As a result of the above, for the years ended December 31, 2009 and 2010, non-cash charges of approximately $11.8 million and $4.9 million, respectively, related to the Fixed Swaps not designated as hedges and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income.

For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $12.4 million, $18.5 million and $17.6 million for the years ended December 31, 2008, 2009 and 2010, respectively. This expense is included in interest expense, other, net, in the accompanying Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income (loss) into results of operations during the next twelve months is approximately $10.8 million.

7.	Income Taxes

The provision for income tax (benefit) expense from continuing operations consists of the following:

	2008	2009	2010
	(In thousands)

Current:
Federal	$(13,834)	$929	$8,789
State	3,246	6,865	3,345

	(10,588)	7,794	12,134
Deferred	(111,752)	(37,069)	(29,638)

Total provision for income taxes — (benefit) expense	$(122,340)	$(29,275)	$(17,504)

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	2008	2009	2010

Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	3.21	4.83	4.85
Valuation allowance and other account adjustments	(13.99)	(148.12)	(62.18)
Non-deductible goodwill	(8.35)	—	0.29
Other	0.31	3.34	(0.28)

Effective tax rate	16.18%	(104.96%)	(22.32%)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities as of December 31 are as follows:

	2009	2010
	(In thousands)

Deferred tax assets:
Allowance for bad debts	$158	$180
Accruals and reserves	49,524	48,497
Basis difference in property and equipment	—	217
Basis difference in goodwill	30,266	5,721
Net operating loss carryforwards	15,869	13,638
Fair value of Fixed Swaps	13,698	9,761
Interest and state taxes associated with “Accounting for Uncertain Income Tax Positions” in the ASC liability	7,777	6,694
Other	3	3

Total deferred tax assets	117,295	84,711
Deferred tax liabilities:
Basis difference in inventory	(3,340)	(2,105)
Basis difference in property and equipment	(3,938)	—
Basis difference in debt	(11,748)	(9,749)
Other	(4,396)	(4,849)

Total deferred tax liability	(23,422)	(16,703)
Valuation allowance	(61,868)	(10,875)

Net deferred tax asset (liability)	$32,005	$57,133

Net long-term deferred tax balances are recorded in other assets and net short-term deferred tax balances are recorded in other current assets on the accompanying Consolidated Balance Sheets.

At December 31, 2008, Sonic had a valuation allowance recorded totaling $116.3 million. During the years ended December 31, 2009 and 2010, Sonic lowered the recorded valuation allowance amount by $54.4 million ($44.2 million in continuing operations and $10.2 million in discontinued operations) and $51.0 million ($48.8 million in continuing operations and $2.2 million in discontinued operations), respectively. These changes were the result of the use of certain state net operating loss carryforwards as well as a change in estimate that we would be able to ultimately realize the benefits of recorded deferred tax balances. These changes in estimate were primarily driven by the improvement experienced in Sonic’s operating results, the overall improvement of the automotive retailing industry and the expectation that Sonic’s results and those of the automotive retailing industry would continue to improve in the future.

Sonic has $345.5 million in gross deferred tax assets related to state net operating loss carryforwards that will expire between 2014 and 2030. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses that created these deferred tax assets that differs from the assumptions used in the development of management’s judgment could occur. Accordingly, at December 31, 2010, Sonic had recorded a valuation allowance amount of $10.9 million related to certain state net operating loss carryforward deferred tax assets

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as it was likely that Sonic would not be able to generate sufficient state taxable income in the related entities to utilize the accumulated net operating loss carryforward balances.

At January 1, 2010, Sonic had liabilities of $31.2 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2010, is $6.4 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

	2008	2009	2010
	(In thousands)

Unrecognized tax benefit liability, January 1(1)	$18,921	$17,131	$24,790
Prior period positions:
Increases	132	8,883	518
Decreases	(1,766)	(134)	(162)
Current period positions	2,278	1,629	1,212
Settlements	(33)	(456)	(1,706)
Lapse of statute of limitations	(2,401)	(2,072)	(1,762)
Other	—	(191)	(355)

Unrecognized tax benefit liability, December 31(2)	$17,131	$24,790	$22,535

(1)	Excludes accrued interest and penalties of $5.6 million at January 1, 2008, $6.1 million at January 1, 2009 and $6.4 million at January 1, 2010.

(2)	Excludes accrued interest and penalties of $6.1 million at December 31, 2008, $6.4 million at December 31, 2009 and $5.1 million at December 31, 2010.

Approximately $12.0 million of the unrecognized tax benefits as of December 31, 2010 would ultimately affect the income tax rate if ultimately recognized. Included in the December 31, 2010 recorded liability is $5.1 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next twelve months.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2007 through 2010 U.S. federal income tax returns remain open to examination by the Internal Revenue Service, and the 2008 and 2009 tax years are currently under review. Sonic and its subsidiaries’ state income tax returns are open to examination by state taxing authorities for years ranging from 2000 to 2010.

8.	Related Parties

Sonic leases office space in Charlotte from a subsidiary of Sonic Financial Corporation (“SFC”), an entity controlled by Sonic’s Chairman and Chief Executive Officer, Mr. O. Bruton Smith, for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $0.6 million in 2008, 2009 and 2010.

Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic incurred costs of approximately $0.4 million in 2008, $0.3 million in 2009 and $0.4 million in 2010 for the use of these aircraft.

Certain of Sonic’s dealerships purchase the Z-Max oil additive product from Oil Chem Research Company, a subsidiary of Speedway Motorsports, Inc. (“SMI”) whose Chairman and Chief Executive Officer is O. Bruton Smith, also Sonic’s Chairman and Chief Executive Officer, for resale to service customers of Sonic’s dealerships in

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $1.7 million in 2008, $1.5 million in 2009 and $1.4 million in 2010.

Sonic donates cash periodically to Speedway Children’s Charities, a non-profit organization founded by O. Bruton Smith. O. Bruton Smith and B. Scott Smith, Sonic’s President and Chief Strategic Officer, are both board members of Speedway Children’s Charities. Donations to this organization amounted to $0.2 million in 2008.

9.	Capital Structure and Per Share Data

Preferred Stock — Sonic has 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2009 and 2010.

Common Stock — Sonic has two classes of common stock.  Sonic has authorized 100.0 million shares of Class A common stock at a par value of $0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic has also authorized 30.0 million shares of Class B common stock at a par value of $0.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic’s charter. The two classes of stock share equally in dividends and in the event of liquidation.

Share Repurchases — Sonic’s Board of Directors has authorized Sonic to expend up to $295.0 million to repurchase shares of its Class A common stock or redeem securities convertible into Class A common stock. As of December 31, 2010, Sonic had repurchased a total of 14,980,640 shares of Class A common stock at an average price per share of approximately $15.87 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2010, Sonic had $43.5 million remaining under the Board’s authorization.

Per Share Data — The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants, the 5.0% Convertible Notes, 6.0% Convertible Notes, the 5.25% Convertible Notes and the 4.25% Convertible Notes (see Notes 1 and 6). Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and should be included in the two-class method of computing earnings per share. Due to the net loss in the year ended December 31, 2008, there was no dilutive impact of options, shares or warrants as their effect would be anti-dilutive on a loss per share basis. The

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table illustrates the dilutive effect of such items on earnings per share for the years ended December 31, 2009 and 2010:

	For the Year Ended December 31, 2009
		Income
		from Continuing		Loss from Discontinued
	Weighted	Operations		Operations		Net Income
	Average		Per Share		Per Share		Per Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands except per share amounts)

Earnings (Loss) and Shares	43,836	$57,167	$1.30	$(25,619)	$(0.58)	$31,548
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(406)		—		(406)

Basic Earnings (Loss) Per Share	43,836	$56,761	$1.29	$(25,619)	$(0.58)	$31,142	$0.71
Effect of Dilutive Securities:
Contingently Convertible Debt (6.0% Convertible Notes)	7,833	916		23		939
Contingently Convertible Debt (5.0% Convertible Notes)	3,496	2,225		55		2,280
Stock Compensation Plans	667

Diluted Earnings (Loss) Per Share	55,832	$59,902	$1.07	$(25,541)	$(0.45)	$34,361	$0.62

	For the Year Ended December 31, 2010
		Income
		from Continuing		Loss from Discontinued
	Weighted	Operations		Operations		Net Income
	Average		Per Share		Per Share		Per Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (Loss) and Shares	52,214	$95,925	$1.84	$(5,996)	$(0.12)	$89,929
Effect of Participating Securities:
Unvested Restricted Stock and Stock Units	—	(921)		—		(921)

Basic Earnings (Loss) Per Share	52,214	$95,004	$1.82	$(5,996)	$(0.12)	$89,008	$1.70
Effect of Dilutive Securities:
Contingently Convertible Debt (5.0% Convertible Notes)	12,890	9,022		31		9,053
Stock Compensation Plans	690

Diluted Earnings (Loss) Per Share	65,794	$104,026	$1.58	$(5,965)	$(0.09)	$98,061	$1.49

In addition to the stock options included in the tables above, options to purchase approximately 3.3 million, 2.4 million and 2.3 million shares of Class A common stock were outstanding during the years ended December 31, 2008, 2009 and 2010, respectively, but were not included in the computation of diluted net income per share because the options were not dilutive.

10.	Employee Benefit Plans

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the 401(k) plan were $5.8 million in 2008 and none in 2009 and 2010.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation Plans

Sonic currently has two stock compensation plans, the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) (collectively, the “Stock Plans”). During the second quarter of 2007, Sonic’s stockholders approved amendments to the 2004 Plan and the 2005 Formula Plan to increase the number of shares issuable under these plans to 3,000,000 and 90,000, respectively. During the second quarter of 2009, Sonic’s stockholders approved an increase in the number of shares of Sonic’s Class A Common Stock authorized for issuance under the 2004 Plan and the 2005 Formula Plan to 5,000,000 and 340,000, respectively. The Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”) was terminated during the fourth quarter of 2007.

The 2004 Plan and the 1997 Plan were adopted by the Board of Directors in order to attract and retain key personnel. Under the 2004 Plan and the 1997 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant. The 2004 Plan also authorized the issuance of restricted stock. Restricted stock grants under the 2004 Plan vest over a three year term. The 2005 Formula Plan provides for grants of restricted stock to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Individuals receiving restricted shares under both the 2005 Formula Plan and the 2004 Plan have voting rights and receive dividends on non-vested shares. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic will periodically buy back shares of Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the options related to the Stock Plans and the 1997 Plan is presented below:

					Weighted	Weighted
					Average	Average
					Exercise	Remaining	Aggregate
	Options	Exercise			Price	Contractual	Intrinsic
	Outstanding	Price per Share			per Share	Term	Value
	($ in thousands, except per share data, term in years)

Balance — December 31, 2009	4,014	$1.81	-	37.50	$15.48	5.9	$12,349
Exercised	(357)	1.81	-	11.19	5.18
Forfeited	(228)	1.81	-	37.50	13.51

Balance — December 31, 2010	3,429	$1.81	-	37.50	$16.69	5.1	$13,193

Exercisable	2,535	$1.81	-	37.50	$21.93	4.0	$2,976

	December 31,
	2008	2009	2010
	(In thousands, except
	per option data)

Weighted Average Grant-Date Fair Value per Option Granted	N/A	$0.99	N/A
Intrinsic Value of Options Exercised	$3,146	$—	$2,235
Fair Value of Shares Vested	$5,867	$395	$555

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of $2.2 million, $0.6 million and $0.5 million in the years ended December 31, 2008, 2009 and 2010, respectively. Tax benefits recognized related to the compensation expenses were $0.8 million, $0.2 million and $0.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. The total compensation cost related to non-vested options not yet recognized at December 31, 2010 was $0.5 million and is expected to be recognized over a weighted average period of 1.3 years.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes Assumptions

The weighted average fair value of options granted in the year ended December 31, 2009 (no options were granted in 2008 or 2010) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2009

Stock Option Plans
Dividend yield	0.00%
Risk free interest rates	1.67-1.87%
Expected lives	5 years
Volatility	64.13%

Sonic used an expected term of five years for option grants based on several facts associated with past grants and exercises. First, the historical exercise experience indicated that the expected term was at least three years (consistent with the three year graded vesting period attached to the majority of these options) and the majority of Sonic’s grants were in the early to middle stages of their contractual terms of ten years; secondly, the contractual term of all of Sonic’s options was ten years. Expected volatility was estimated based on historical experience.

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Unvested Restricted
	Stock and	Weighted Average
	Restricted Stock	Grant Date Fair
	Units	Value
	(Shares in thousands)

Balance — December 31, 2009	313	$17.45
Granted	502	10.30
Forfeited	(4)	10.30
Vested	(305)	17.47

Balance — December 31, 2010	506	$10.58

During the year ended December 31, 2010, approximately 472,000 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s executive officers and other key associates under the 2004 Plan. These awards were made in connection with establishing the objective performance criteria for 2010 incentive compensation and vest one-third annually over three years. The shares and units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the 2010 fiscal year, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer and other key associates. Also in 2010, 30,000 restricted shares of Class A common stock were awarded to Sonic’s Board of Directors pursuant to the 2005 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Sonic recognized compensation expense within selling, general and administrative expenses related to non-vested restricted stock and restricted stock units of $3.9 million, $2.2 million and $2.3 million in the years ended December 31, 2008, 2009 and 2010, respectively. Tax benefits recognized related to the compensation expenses were $1.5 million, $0.8 million and $0.9 million for the years ended December 31, 2008, 2009 and 2010, respectively. Total compensation cost related to non-vested restricted stock not yet recognized at December 31, 2010 was $3.6 million and is expected to be recognized over a weighted average period of 2.1 years.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Executive Retirement Plan

On December 7, 2009, the Compensation Committee of Sonic’s Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a nonqualified deferred compensation plan that is unfunded for federal tax purposes. The SERP includes 11 members of senior management at December 31, 2010. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by Sonic’s tax-qualified and other nonqualified deferred compensation plans. As of December 31, 2010, Sonic had recorded a liability of $1.0 million and assets of $1.7 million in the Consolidated Balance Sheets related to the SERP. Service cost recognized for the year ended December 31, 2010 was $1.0 million and is recorded in selling, general and administrative expenses in the Consolidated Statements of Income.

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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of property, plant and equipment and other intangibles and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation. For instance, certain assets held for sale in the accompanying Consolidated Balance Sheets are valued based on estimated proceeds to be received in connection with the disposal of those assets.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets or liabilities recorded at fair value in the accompanying balance sheet as of December 31, 2009 and 2010 are as follows:

	Fair Value at December 31,
			Quoted Prices in Active		Significant Other
			Markets for Identical		Observable		Significant Unobservable
	Total		Assets (Level1)		Inputs (Level 2)		Inputs (Level 3)
	2009	2010	2009	2010	2009	2010	2009	2010
	(In millions)

Cash Flow Swaps Designated as Hedges(1)	$(25.9)	$(25.3)	$—	$—	$(25.9)	$(25.3)	$—	$—
Cash Flow Swaps not Designated as Hedges(1)	(6.6)	(7.4)	—	—	(6.6)	(7.4)	—	—

Total	$(32.5)	$(32.7)	$—	$—	$(32.5)	$(32.7)	$—	$—

(1)	- Included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.

Assets or liabilities measured at fair value on a non-recurring basis in the accompanying balance sheet as of December 31, 2010 are as follows:

		Significant
		Unobservable
	Year Ended	Inputs	Total
	12/31/2010	(Level 3)	Gains / (Losses)
	(In millions)

Long-lived assets held and used(1)	$436.3	$436.3	$(0.2)
Goodwill(2)	468.5	468.5	—
Franchise assets(2)	64.8	64.8	—
Long-lived assets held for sale(3)	2.0	2.0	—

(1)	See Note 4 for discussion.

(2)	See Note 5 for discussion.

(3)	Includes real estate property. See Note 4 for discussion.

As of December 31, 2009 and December 31, 2010, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2009		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)

9.0% Convertible Senior Subordinated Notes(1)	$—	$—	$220,836	$208,630
8.625% Senior Subordinated Notes(1)	$266,750	$273,455	$43,498	$42,673
5.0% Convertible Senior Notes(1)	$188,072	$142,743	$215,453	$147,824
4.25% Convertible Senior Subordinated Notes(1)	$16,363	$16,423	$—	$—
Mortgage Notes(2)	$78,333	$78,424	$88,119	$88,262
Notes Payable to a Finance Company(2)	$17,859	$20,260	$15,676	$17,427
Other(2)	$5,349	$5,931	$5,311	$5,751

(1)	As determined by market quotations as of December 31, 2010 (Level 1).

(2)	As determined by discounted cash flows (Level 3).

12.	Commitments and Contingencies

Facility and Equipment Leases

During 2010, Sonic’s management decided to cease using one dealership property which is leased under an operating lease. Of the $4.3 million of lease exit expense recorded for the year ended December 31, 2010, $0.1 million related to lease exit accruals established in 2010 and adjustments to lease exit accruals recorded in prior years for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. The remaining $4.2 million lease exit expense was related to interest charges for dealerships for which lease exit accruals exist. A summary of the activity of these operating lease accruals consists of the following:

(In thousands)

Balance, December 31, 2009	$47,825
Lease exit expense(1)	4,266
Payments(2)	(8,557)
Reversals	—

Balance, December 31, 2010	$43,534

(1)	Approximately $4.2 million is recorded in interest expense, other, net, and the remaining $0.1 million is recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

(2)	Amount is recorded as reduction of rent expense in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Sonic leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements normally have fifteen to twenty year terms with one or two ten year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Many of the leases are subject to the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Sonic was in compliance with these covenants at December 31, 2010. Approximately 20% of these facility leases are based on capitalization rates with payments that vary based on interest rates. Sonic also leases certain equipment for use in dealership operations. These equipment lease arrangements normally have three to five year terms with one or two year renewal options. Minimum future lease payments for both facility and equipment leases and sub-leases to be received as required under non-cancelable operating leases for both continuing and discontinued operations based on interest rates as of the inception of each lease are as follows:

	Future
	Minimum	Receipts
	Lease	from Future
Year Ending December 31,	Payments, Net	Subleases
	(In thousands)

2011	$107,191	$(14,291)
2012	97,935	(13,759)
2013	93,465	(12,763)
2014	90,004	(12,793)
2015	85,609	(10,805)
Thereafter	385,844	(41,830)

Total lease expense for continuing operations in 2008, 2009 and 2010 was approximately $122.5 million, $113.9 million and $113.8 million, respectively. Total lease expense for discontinued operations in 2008, 2009 and 2010 was approximately $28.2 million, $39.5 million and $1.7 million, respectively. The total net contingent rent benefit in 2008 relating to a decrease in interest rates since the underlying leases commenced for continuing and discontinued operations was $1.9 million and $0.2 million, respectively. The total net contingent benefit in each of 2009 and 2010 relating to a decrease in interest rates since the underlying leases commenced for continuing and discontinued operations was $2.5 million and $0.4 million, respectively.

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

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to	EBTDAR to
	Ratio	Ratio	EBITDA Ratio	Rent Ratio

Through March 30, 2011	≥1.00	≥1.10	≤2.25	≥1.50
March 31, 2011 through and including March 30, 2012	≥1.05	≥1.15	≤2.25	≥ 1.50
March 31, 2012 and thereafter	≥ 1.10	≥1.20	≤2.25	≥1.50
December 31, 2010 actual	1.17	1.40	1.22	2.11

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. These obligations are included within the future minimum lease payments, net, in the table above. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk is approximately $106.2 million, which is the total of the receipts from future subleases in the table under “Facility and Equipment Leases” above. However, there are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled $13.6 million at December 31, 2010. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sub-lessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sub-lessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was $17.3 million at December 31, 2010. These indemnifications generally expire within a period of one to three years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2010.

One of the dealership acquisitions Sonic completed in 2007 provides for additional cash consideration of up to $3.0 million to be paid if the dealership acquired achieves a prescribed level of earnings over a continuous twelve-month period within the five years following the acquisition. As of December 31, 2010, the acquired dealership had not achieved the level of earnings which would result in additional consideration to be paid.

Legal Matters

Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and its Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in Sonic’s favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. Sonic currently intends to continue its vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows. At a mediation held February 4, 2011, Sonic reached an agreement in principle with the plaintiffs to settle this class action lawsuit. This agreement in principle remains conditioned upon execution

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a definitive settlement agreement and subsequent approval by the Florida state court. In the event that a definitive settlement of this lawsuit is finalized upon terms and conditions consistent with the agreement in principle, such a settlement would not have a material adverse affect on Sonic’s future results of operations, financial condition and cash flows.

Several private civil actions have been filed against Sonic Automotive, Inc. and several of its dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and made allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against Sonic Automotive, Inc. and 10 of Sonic’s South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against Sonic Automotive, Inc. and 3 of its subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappeletti and Kathy Cappeletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration before the American Arbitration Association. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.

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

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued liabilities at December 31, 2009 and 2010 were $9.2 million and $9.1 million, respectively, in reserves that Sonic has provided for pending proceedings.

13.	Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic’s results of operations as presented in the Consolidated Statements of Income by quarter for 2009 and 2010.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2009
Total revenues	$1,363,074	$1,485,685	$1,629,897	$1,576,685
Gross profit	$244,706	$257,253	$274,303	$256,410
Net income (loss)	$1,678	$26	$15,594	$14,250
Earnings (loss) per common share — Basic	$0.04	$—	$0.37	$0.27
Earnings (loss) per common share — Diluted	$0.04	$—	$0.17	$0.25
Year Ended December 31, 2010
Total revenues	$1,543,665	$1,722,026	$1,770,260	$1,844,893
Gross profit	$265,878	$282,476	$281,799	$284,525
Net income (loss)	$4,154	$8,436	$12,985	$64,354
Earnings (loss) per common share — Basic	$0.08	$0.16	$0.25	$1.22
Earnings (loss) per common share — Diluted	$0.08	$0.16	$0.23	$1.00

(1)	Operations are subject to seasonal variations. The first quarter generally contributes less operating profits than the second, third and fourth quarters. Parts and service demand remains more stable throughout the year.

(2)	The sum of net income per common share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.

(3)	Amounts presented differ from amounts previously reported on Form 10-Q due to the classification of certain franchises in discontinued and continuing operations in accordance with “Presentation of Financial Statements” in the ASC (see Note 2).

Net income in the second quarter ended June 30, 2009 includes pre-tax impairment charges of $5.0 million and debt restructuring charges of $7.1 million related to amendments to the 2006 Credit Facility and the issuance of the 6.0% Senior Secured Convertible Notes.

Net income in the fourth quarter ended December 31, 2009 includes pre-tax impairment charges related to asset balances of $20.9 million, lease exit charges of $24.3 million and income tax valuation allowance benefits related to state net operating loss carryforwards and other deferred income tax assets of $47.4 million.

Net income in the second quarter ended June 30, 2010 includes a pre-tax loss of $7.3 million on the repurchase of $200.0 million in aggregate principal amount of the 8.625% Senior Subordinated Notes.

Net income in the fourth quarter ended December 31, 2010 includes income tax valuation allowance benefits related to state net operating loss carryforwards and other deferred income tax assets of $48.2 million.