Form 10-Q
period 2011-03-31
SONIC AUTOMOTIVE INC
filed 2011-04-28
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of April 22, 2011, there were 40,920,177 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1: Unaudited Condensed Consolidated Financial Statements.
SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	First Quarter Ended
	March 31,
	2011	2010

Revenues:
New vehicles	$980,745	$778,244
Used vehicles	482,031	418,849
Wholesale vehicles	35,362	30,806

Total vehicles	1,498,138	1,227,899
Parts, service and collision repair	291,770	275,172
Finance, insurance and other	49,468	40,595

Total revenues	1,839,376	1,543,666
Cost of Sales:
New vehicles	(920,686)	(725,663)
Used vehicles	(443,787)	(384,071)
Wholesale vehicles	(35,818)	(31,464)

Total vehicles	(1,400,291)	(1,141,198)
Parts, service and collision repair	(147,917)	(136,589)

Total cost of sales	(1,548,208)	(1,277,787)
Gross profit	291,168	265,879
Selling, general and administrative expenses	(232,514)	(220,653)
Impairment charges	(17)	(44)
Depreciation and amortization	(9,992)	(8,418)

Operating income	48,645	36,764
Other income (expense):
Interest expense, floor plan	(5,436)	(4,798)
Interest expense, other, net	(15,447)	(17,151)
Interest expense, non-cash, convertible debt	(1,694)	(1,677)
Interest expense / amortization, non-cash, cash flow swaps	178	(1,683)
Other income, net	73	64

Total other expense	(22,326)	(25,245)

Income from continuing operations before taxes	26,319	11,519
Provision for income taxes	(10,528)	(4,953)

Income from continuing operations	15,791	6,566
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(1,273)	(3,980)
Income tax benefit	446	1,568

Loss from discontinued operations	(827)	(2,412)

Net income	$14,964	$4,154

Basic earnings (loss) per common share:
Earnings per share from continuing operations	$0.30	$0.13
Loss per share from discontinued operations	(0.02)	(0.05)

Earnings per common share	$0.28	$0.08

Weighted average common shares outstanding	52,416	51,889

Diluted earnings (loss) per common share:
Earnings per share from continuing operations	$0.27	$0.12
Loss per share from discontinued operations	(0.01)	(0.04)

Earnings per common share	$0.26	$0.08

Weighted average common shares outstanding	65,950	52,579

Dividends declared per common share	$0.025	$-
See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,355	$21,842
Receivables, net	215,546	239,634
Inventories	931,236	903,221
Other current assets	31,742	25,653

Total current assets	1,186,879	1,190,350
Property and Equipment, net	515,657	436,260
Goodwill	468,465	468,516
Other Intangible Assets, net	78,735	79,149
Other Assets	74,813	76,489

Total Assets	$2,324,549	$2,250,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$461,787	$478,834
Notes payable - floor plan - non-trade	386,824	383,151
Trade accounts payable	87,486	59,719
Accrued interest	10,590	14,070
Other accrued liabilities	161,027	160,763
Current maturities of long-term debt	9,863	9,050

Total current liabilities	1,117,577	1,105,587
Long-Term Debt	598,969	546,401
Other Long-Term Liabilities	129,732	134,081
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $.01 par value; 100,000,000 shares authorized; 56,160,588 shares issued and 40,888,015 shares outstanding at March 31, 2011; 55,738,639 shares issued and 40,757,999 shares outstanding at December 31, 2010	562	557
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares outstanding at March 31, 2011 and December 31, 2010	121	121
Paid-in capital	668,762	666,961
Retained earnings	67,066	53,427
Accumulated other comprehensive loss	(16,649)	(18,683)
Treasury stock, at cost (15,272,573 Class A shares held at March 31, 2011 and 14,980,640 Class A shares held at December 31, 2010)	(241,591)	(237,688)

Total stockholders’ equity	478,271	464,695

Total Liabilities and Stockholders’ Equity	$2,324,549	$2,250,764

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

								Accumulated
	Class A		Class B					Other	Total	Compre-
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Income
BALANCE AT DECEMBER 31, 2010	55,739	$557	12,029	$121	$666,961	$53,427	$(237,688)	$(18,683)	$464,695	$93,596

Shares awarded under stock compensation plans	282	3	-	-	645	-	-	-	648	-

Purchases of treasury stock	-	-	-	-	-	-	(3,903)	-	(3,903)	-

Income tax benefit associated with stock compensation plans	-	-	-	-	498	-	-	-	498	-

Fair value of interest rate swap agreements, net of tax expense of $1,247	-	-	-	-	-	-	-	2,034	2,034	2,034

Stock-based compensation expense	-	-	-	-	108	-	-	-	108	-

Restricted stock amortization, net of forfeitures	-	-	-	-	552	-	-	-	552	-

Net income	-	-	-	-	-	14,964	-	-	14,964	14,964

Dividends ($0.025 per share)	-	-	-	-	-	(1,325)	-	-	(1,325)	-

Other	140	2	-	-	(2)	-	-	-	-	-

BALANCE AT MARCH 31, 2011	56,161	$562	12,029	$121	$668,762	$67,066	$(241,591)	$(16,649)	$478,271	$16,998

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,964	$4,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	9,966	8,510
Provision for bad debt expense	111	332
Other amortization	414	414
Debt issuance cost amortization	987	1,012
Debt discount amortization, net of premium amortization	1,274	1,266
Stock - based compensation expense	107	164
Amortization of restricted stock	551	641
Deferred income taxes	(251)	(244)
Equity interest in earnings of investees	(143)	(195)
Asset impairment charges	17	44
Loss (gain) on disposal of franchises and property and equipment	11	(21)
Loss on exit of leased dealerships	1,045	1,461
Non-cash adjustments - cash flow swaps	(178)	1,683
Changes in assets and liabilities that relate to operations:
Receivables	23,977	17,574
Inventories	(28,105)	(35,881)
Other assets	(6,754)	(12,562)
Notes payable - floor plan - trade	(17,047)	195,202
Trade accounts payable and other liabilities	23,434	(9,258)

Total adjustments	9,416	170,142

Net cash provided by operating activities	24,380	174,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(90,587)	(7,766)
Proceeds from sales of property and equipment	284	(41)
Proceeds from sale of franchises	134	504
Distributions from equity investees	600	-

Net cash used in investing activities	(89,569)	(7,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan - non-trade	3,673	(190,942)
Borrowings on revolving credit facilities	122,735	40,000
Repayments on revolving credit facilities	(122,735)	(40,000)
Proceeds from issuance of long-term debt	53,950	209,839
Principal payments on long-term debt	(1,844)	(1,538)
Purchases of treasury stock	(3,903)	(783)
Income tax benefit associated with stock compensation plans	498	218
Income tax benefit associated with convertible hedge	-	66
Issuance of shares under stock compensation plans	648	175
Dividends paid	(1,320)	-

Net cash provided by financing activities	51,702	17,035

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,487)	184,028
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,842	30,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,355	$214,063

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $1,247 and $644 in 2011 and 2010, respectively)	$2,034	$868
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$25,801	$26,663
Income taxes	$1,097	$(123)
See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
          Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements for the first quarters ended March 31, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2010, which were included in Sonic’s Annual Report on Form 10-K.
          Reclassifications – The Unaudited Condensed Consolidated Statements of Income for the first quarter ended March 31, 2010 reflect the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to March 31, 2010. The Unaudited Condensed Consolidated Statements of Income for the first quarter ended March 31, 2010 also reflect the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of March 31, 2010, but which Sonic has decided to retain and operate as of March 31, 2011. There were no franchises held for sale at March 31, 2011.
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

(In thousands)

Balance, December 31, 2010	$43,534
Lease exit expense (1)	1,045
Payments	(2,165)

Balance, March 31, 2011	$42,414

(1)
Approximately $0.9 million is recorded in interest expense, other, net, and the remaining $0.1 million is recorded in selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Income.

          Income Tax Expense – The overall effective tax rates for the first quarters ended March 31, 2011 and 2010 are higher than federal statutory rates due to the effect of state income taxes. The overall effective tax rate from continuing operations was 40.0% for the first quarter ended March 31, 2011. The overall effective tax rate from continuing operations was 43.0% for the first quarter ended March 31, 2010. The effective rate for the first quarter ended March 31, 2011 was lower than the prior year period due to the level of overall taxable income and the shift in the distribution of taxable income between states in which Sonic operates.
2. Discontinued Operations
          Dispositions – The operating results of disposed franchises and franchises held for sale are included in the loss from discontinued operations in Sonic’s Unaudited Condensed Consolidated Statements of Income. At March 31, 2011 there were no dealership franchises held for sale.
          Revenues and other activities associated with franchises classified as discontinued operations were as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter Ended March 31,
	2011	2010
	(In thousands)
Loss from operations	$(373)	$(2,605)
Gain on disposal of businesses	25	270
Lease exit charges	(925)	(1,645)

Pre-tax loss	$(1,273)	$(3,980)

Total revenues	$-	$25,272
          Lease exit charges recorded for the first quarters ended March 31, 2011 and 2010 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.
3. Inventories
          Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
New vehicles	$619,237	$628,939
Used vehicles	201,872	165,039
Parts and accessories	51,923	50,854
Other	58,204	58,389

Inventories	$931,236	$903,221

4. Property and Equipment
          Property and equipment consists of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Land	$120,237	$76,357
Building and improvements	398,279	353,088
Office equipment and fixtures	79,631	77,654
Parts and service equipment	57,619	56,651
Company vehicles	8,261	8,137
Construction in progress	44,440	48,230

Total, at cost	708,467	620,117
Less: accumulated depreciation	(190,790)	(181,837)

Subtotal	517,677	438,280
Less: assets held for sale (1)	(2,020)	(2,020)

Property and equipment, net	$515,657	$436,260

(1)	Included in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
          In the first quarter ended March 31, 2011, Sonic purchased five dealership properties for $75.2 million which it previously leased through long-term operating leases, utilizing cash on hand and borrowings under the 2010 Credit Facilities

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(see Note 6 for discussion on the 2010 Credit Facilities). Subsequent to the purchase date, Sonic obtained mortgage funding of $54.0 million related these properties.
5. Goodwill and Intangible Assets

	Franchise		Accumulated
	Agreements	Gross Goodwill	Impairment	Net Goodwill
	(In thousands)

Balance, December 31, 2010	$64,835	$1,265,241	$(796,725)	$468,516

Reductions from sales of businesses	-	(51)	-	(51)

Balance, March 31, 2011	$64,835	$1,265,190	$(796,725)	$468,465

          At December 31, 2010, Sonic had $14.3 million of definite life intangibles recorded related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at March 31, 2011 was $13.9 million and was included in Other Intangible Assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
6. Long-Term Debt
          Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

2010 Revolving Credit Facility (1)	$-	$-
Senior Subordinated Notes bearing interest at 9.0% (“9.0% Notes”)	210,000	210,000
Senior Subordinated Notes bearing interest at 8.625% (“8.625% Notes”)	42,855	42,855
Convertible Senior Notes bearing interest at 5.0% (“5.0% Convertible Notes”)	172,500	172,500
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	15,048	15,618
Mortgage notes to finance companies-fixed rate, bearing interest from 4.50% to 7.03%	123,926	88,262
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	62,697	45,639
Net debt discount and premium (2)	(24,180)	(25,482)
Other	5,986	6,059

	$608,832	$555,451
Less current maturities	(9,863)	(9,050)

Long-term debt	$598,969	$546,401

(1)	Interest rate on the revolving credit facility was 3.50% above LIBOR at March 31, 2011 and December 31, 2010.
(2)
March 31, 2011 includes $1.3 million discount associated with the 9.0% Notes, $0.2 million discount associated with the 8.625% Notes, $23.3 million discount associated with the 5.0% Convertible Notes, $1.7 million premium associated with notes payable to a finance company and $1.0 million discount associated with mortgage notes payable. December 31, 2010 includes $1.4 million discount associated with the 9.0% Notes, $0.2 million discount associated with the 8.625% Notes, $24.7 million discount associated with the 5.0% Convertible Notes, $1.8 million premium associated with notes payable to a finance company and $1.0 million discount associated with mortgage notes payable.

     2010 Credit Facilities
          On January 15, 2010, Sonic entered into an amended and restated syndicated revolving credit agreement (the “2010 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2010 Floor Plan Facility”). The 2010 Revolving Credit Facility and 2010 Floor Plan Facility (collectively the “2010 Credit Facilities”) mature on August 15, 2012.
          Availability under the 2010 Revolving Credit Facility is calculated as the lesser of $150.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of Speedway Motorsports, Inc. (“SMI”) that are pledged as collateral, less the aggregate face amount of any outstanding letters

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of credit under the 2010 Revolving Credit Facility (the “2010 Revolving Borrowing Base”). The 2010 Revolving Credit Facility may be expanded up to $215.0 million upon satisfaction of certain conditions. A withdrawal of this pledge by Sonic Financial Corporation (“SFC”), which holds the 5,000,000 shares of common stock of SMI, or a significant decline in the value of SMI common stock, would reduce the amount Sonic can borrow under the 2010 Revolving Credit Facility.
          The 2010 Revolving Borrowing Base was approximately $143.4 million at March 31, 2011. At March 31, 2011, Sonic had no outstanding borrowings on the revolver and $43.2 million in outstanding letters of credit resulting in total borrowing availability of $100.2 million under the 2010 Revolving Credit Facility.
          Outstanding obligations under the 2010 Revolving Credit Facility are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries and by the pledge of 5,000,000 shares of common stock of SMI by SFC. The collateral also provides for the pledge of the franchise agreements and stock or equity interests of Sonic’s dealership franchise subsidiaries, except for those dealership franchise subsidiaries where the applicable manufacturer prohibits such a pledge, in which cases the stock or equity interests of the dealership franchise subsidiary is subject to an escrow arrangement with the administrative agent. Substantially all of Sonic’s subsidiaries also guarantee its obligations under the 2010 Revolving Credit Facility.
          The 2010 Floor Plan Facility is comprised of a new vehicle revolving floor plan facility in an amount up to $321.0 million (the “2010 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility in an amount up to $50.0 million, subject to a borrowing base (the “2010 Used Vehicle Floor Plan Facility”). Sonic may, under certain conditions, request an increase in the 2010 Floor Plan Facility of up to $125.0 million, which shall be allocated between the 2010 New Vehicle Floor Plan Facility and the 2010 Used Vehicle Floor Plan Facility as Sonic requests, with no more than 15% of the aggregate commitments allocated to the commitments under the 2010 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2010 Floor Plan Facility are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries.
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
     Covenants
          The 2010 Credit Facilities contain certain covenants, including covenants which could restrict or prohibit indebtedness, liens, payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Sonic was in compliance with the covenants under the 2010 Credit Facilities as of March 31, 2011 and expects to be in compliance with the covenants for the foreseeable future. Financial covenants include required specified ratios (as each is defined in the 2010 Credit Facilities) of:

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to
	Ratio	Ratio	EBITDA Ratio

Through March 30, 2011	≥ 1.00	≥ 1.10	≤ 2.25
March 31, 2011 through and including March 30, 2012	≥ 1.05	≥ 1.15	≤ 2.25
March 31, 2012 and thereafter	≥ 1.10	≥ 1.20	≤ 2.25

March 31, 2011 actual	1.15	1.45	1.50

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          The 2010 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2010 Credit Facilities. Sonic was in compliance with all required covenants as of March 31, 2011.
          In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2010 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.5 to 1.0. At March 31, 2011, the ratio was 2.3 to 1.0.
     9.0% Senior Subordinated Notes (“9.0% Notes”)
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
          The Indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of March 31, 2011.
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
     8.625% Senior Subordinated Notes (“8.625% Notes”)
          The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at par at Sonic’s option after August 15, 2008.
          Balances outstanding under Sonic’s 8.625% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     5.0% Convertible Senior Notes (“5.0% Convertible Notes”)
          Interest payments on the 5.0% Convertible Notes are payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2010. The 5.0% Convertible Notes mature on October 1, 2029. Sonic may redeem some or all of the 5.0% Convertible Notes for cash at any time subsequent to October 1, 2014 at a repurchase price equal to 100% of the principal amount of the Notes. Holders have the right to require Sonic to purchase the 5.0% Convertible Notes on each of October 1, 2014, October 1, 2019 and October 1, 2024 or in the event of a change in control for cash at a purchase price equal to 100% of the principal amount of the notes.
          Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that measurement period was less than 98% of the product of the last reported sale price of Sonic’s Class A common stock and the applicable conversion rate on each such day; (3) if Sonic calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029, to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is 74.7245 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.38 per share of Class A common stock. None of the conversion features of the 5.0% Convertible Notes were triggered in the first quarter ended March 31, 2011.
          To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of $31.0 million and a corresponding amount (net of taxes of $12.8 million) to equity, based on an estimated non-convertible borrowing rate of 10.5%. The debt discount is being amortized to interest expense through October 2014, the earliest redemption date. The unamortized debt discount was $23.3 million and $24.7 million at March 31, 2011 and December 31, 2010, respectively.
          Sonic incurred interest expense related to the 5.0% Convertible Notes of approximately $2.2 million for each of the quarters ended March 31, 2011 and 2010, recorded to interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount and deferred loan costs on the 5.0% Convertible Notes of $1.7 million and $1.5 million for the first quarters ended March 31, 2011 and 2010, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Unaudited Condensed Consolidated Statements of Income.
     Mortgage Notes
          Mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and December 2031. The weighted average interest rate was 4.99% at March 31, 2011. Sonic purchased five dealership properties in January 2011 for $75.2 million which it previously occupied under operating lease agreements. The properties were purchased utilizing cash on hand and borrowings under the 2010 Credit Facilities. During the first quarter ended March 31, 2011, Sonic secured mortgages on these properties totaling $54.0 million and used the proceeds from these mortgages to pay down borrowings under the 2010 Credit Facilities.
     Derivative Instruments and Hedging Activities
          At March 31, 2011 Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at March 31, 2011 was a liability of $29.2 million included in Other Long-Term Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notional		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.5		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.1		4.655%	one-month LIBOR	December 10, 2017
$8.6		6.860%	one-month LIBOR	August 1, 2017
$6.8		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
$7.3		6.410%	one-month LIBOR	September 12, 2017
$50.0	(3)	2.767%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.240%	one-month LIBOR	July 1, 2015
$50.0	(3)	2.610%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.070%	one-month LIBOR	July 1, 2015
(1)  The one-month LIBOR rate was 0.244% at March 31, 2011.
(2)  After December 31, 2009 changes in fair value are recorded through earnings.
(3)  The effective date of these forward-starting swaps is July 2, 2012.
          During the first quarter ended March 31, 2011, Sonic entered into four $50.0 million notional forward-starting interest rate swap agreements which become effective in July 2012. Two of the agreements terminate in July 2014 and the other two agreements terminate in July 2015. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity.
          For the first quarters ended March 31, 2011 and 2010, a non-cash benefit of $0.2 million and a non-cash charge of $1.7 million, respectively, related to the Fixed Swaps not designated as hedges and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Unaudited Condensed Consolidated Statements of Income.
          For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $4.4 million and $5.0 million for the first quarters ended March 31, 2011 and 2010, respectively. This expense is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $10.8 million.
7. Per Share Data and Stockholders’ Equity
          The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under several equity compensation plans. The following table illustrates the dilutive effect of such items on earnings per share for the first quarters ended March 31, 2011 and 2010:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the First Quarter Ended March 31, 2011
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
	Weighted		Per		Per		Per
	Average Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(In thousands, except per share amounts)
Earnings (Loss) and Shares	52,416	$15,791		$(827)		$14,964
Effect of Participating Securities:
Non-vested Restricted Stock and Stock Units	-	(206)		-		(206)

Basic Earnings (Loss) and Shares	52,416	$15,585	$0.30	$(827)	$(0.02)	$14,758	$0.28
Effect of Dilutive Securities:
Contingently Convertible Debt ( 5.0% Convertible Notes)	12,890	2,310		-		2,310
Stock Compensation Plans	644

Diluted Earnings (Loss) and Shares	65,950	$17,895	$0.27	$(827)	$(0.01)	$17,068	$0.26

	For the First Quarter Ended March 31, 2010
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
	Weighted		Per		Per		Per
	Average Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(In thousands, except per share amounts)
Earnings (Loss) and Shares	51,889	$6,566		$(2,412)		$4,154
Effect of Participating Securities:
Non-vested Restricted Stock and Stock Units	-	(79)		-		(79)

Basic Earnings (Loss) and Shares	51,889	$6,487	$0.13	$(2,412)	$(0.05)	$4,075	$0.08
Effect of Dilutive Securities:
Stock Compensation Plans	690

Diluted Earnings (Loss) and Shares	52,579	$6,487	$0.12	$(2,412)	$(0.04)	$4,075	$0.08

          In addition to the stock options included in the table above, options to purchase approximately 2.3 million shares and 2.4 million shares of Class A common stock were outstanding at March 31, 2011 and March 31, 2010, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive. In addition, in the event the effect of potentially dilutive shares associated with any of Sonic’s convertible notes were anti-dilutive, the effect of those shares have also been excluded from the computation of diluted earnings per share.
8. Contingencies
     Legal and Other Proceedings:
          Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and its Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in Sonic’s favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. Sonic currently intends to continue its vigorous appeal and defense

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows. At a mediation held February 4, 2011, Sonic reached an agreement in principle with the plaintiffs to settle this class action lawsuit, and a settlement agreement was signed by the parties on March 1, 2011. The settlement agreement remains conditioned upon receiving final approval by the Florida state court. In the event that a definitive settlement of this lawsuit is finalized upon terms and conditions consistent with the settlement agreement, such a settlement would not have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.
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
          Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at both March 31, 2011 and December 31, 2010 was $9.1 million in reserves that Sonic has provided for pending proceedings.
     Guarantees and Indemnification Obligations:
          In connection with franchise dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, Sonic’s dealership subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk was approximately $106.2 million as of December 31, 2010. See Sonic’s Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion.
          In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $10.5 million and $12.8 million at March 31, 2011 and December 31, 2010, respectively. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was $4.5 million at both March 31, 2011 and December 31, 2010.
9. Fair Value Measurements
          In determining fair value, Sonic uses various valuation approaches including market, income and/or cost approaches. “Fair Value Measurements and Disclosures” in the Accounting Standards Codification (the “ASC”) establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Sonic. Unobservable inputs are inputs that reflect Sonic’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
     Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of property, plant and equipment and other intangibles and those used in the reporting unit valuation in the first step of the annual goodwill impairment evaluation. For instance, certain assets held for sale in the accompanying Unaudited Condensed Consolidated Balance Sheets are valued based on estimated proceeds to be received in connection with the disposal of those assets.
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
          Assets or liabilities recorded at fair value in the accompanying balance sheet as of March 31, 2011 are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Cash Flow Swaps Designated as Hedges (1)	$(22.8)	$-	$(22.8)	$-
Cash Flow Swaps not Designated as Hedges (1)	(6.4)	-	(6.4)	-

Total	$(29.2)	$-	$(29.2)	$-

(1) - Included in Other Long-Term Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.
          As of March 31, 2011 and December 31, 2010, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
          The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	March 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)

9.0% Senior Subordinated Notes (1)	$224,175	$208,663	$220,836	$208,630

8.625% Senior Subordinated Notes (1)	$43,498	$42,688	$43,498	$42,673

5.0% Convertible Senior Notes (1)	$230,503	$149,192	$215,453	$147,824

Mortgage Notes (2)	$121,248	$123,926	$88,119	$88,262

Notes Payable to a Finance Company (2)	$15,100	$16,700	$15,676	$17,427

Other (2)	$5,272	$5,703	$5,311	$5,751

(1)	As determined by market quotations as of March 31, 2011 and December 31, 2010 (Level 1).

(2)	As determined by discounted cash flows (Level 3).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
          We are one of the largest automotive retailers in the United States. As of March 31, 2011, we operated 136 dealership franchises, representing 29 different brands of cars and light trucks, at 119 locations and 24 collision repair centers in 15 states. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers.
          In March 2011, a powerful earthquake off the coast of Japan produced a massive tsunami, affecting certain east coast regions of Japan. The effects of the earthquake and tsunami caused widespread damage and destruction of property and localized disruption of the power supply. These events have disrupted our Japanese manufacturer partners’ supply-chain and vehicle production capacity. As Japan continues to focus on recovering from this natural disaster, it is uncertain as to the continuing effects this event may have on these manufacturer partners’ supply-chain and production. Although these events did not affect our business in the first quarter of 2011, we are currently experiencing lower allocations of new vehicle inventory from the Japanese import brands, which may affect new vehicle revenues, new vehicle gross margins, consumer brand preferences and our ability to source used inventory through trades as we progress through the second quarter. We expect to experience a shift in demand for our Japanese import brands from new vehicles to used vehicles which may help mitigate the effects of the period of lower new vehicle supply. We may see an increase in acquisition costs of certain new and used vehicles if demand is consistent with the demand experienced in March 2011. We could also experience higher costs for certain replacement parts which may have had production disruptions caused by the earthquake and tsunami, however, it is unclear whether we will be able to pass the effects of these higher costs to our customers. Although we believe the majority of the effects will be experienced in our Japanese brands, we also believe most vehicle manufacturers will experience some production disruption due to the effects of this event on the automotive supply-chain. We may experience these, and potentially other, effects as we progress through the second quarter. The duration of the anticipated shortfall in new vehicle supply is unknown.
          The following is a detail of our new vehicle revenues by brand for the first quarters ended March 31, 2011 and 2010:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Percentage of New Vehicle Revenue
	First Quarter Ended March 31,
	2011	2010
Brand (1)

BMW	16.6%	16.1%
Honda	14.7%	14.3%
Toyota	10.6%	11.0%
Ford	8.9%	9.0%
Mercedes	8.5%	10.7%
General Motors (2)	8.2%	6.5%
Cadillac	5.4%	5.4%
Lexus	5.1%	6.5%
Other (3)	4.6%	3.2%
Audi	3.1%	3.1%
Volkswagen	2.5%	2.1%
Hyundai	2.1%	2.0%
Land Rover	2.0%	1.9%
Porsche	1.7%	1.7%
Volvo	1.4%	1.3%
Infiniti	1.2%	1.5%
Nissan	1.2%	1.6%
Acura	1.0%	1.0%
Other Luxury (4)	0.9%	0.9%
Chrysler (5)	0.3%	0.2%

Total	100.0%	100.0%

(1)
In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior period income statement data reflects reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to March 31, 2010 which had not been previously included in discontinued operations or (ii) include franchises previously held for sale which subsequently were reclassified to held and used. See Notes 1 and 2 to our accompanying Unaudited Condensed Consolidated Financial Statements which discuss these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, Chevrolet and GMC.

(3)	Includes Kia, Mini, Scion and Subaru.

(4)	Includes Hummer, Jaguar and Saab.

(5)	Includes Chrysler, Dodge and Jeep.
Results of Operations
          The following discussions are based on reported figures. Same store amounts do not vary significantly from reported totals since there were no significant dealership franchise acquisitions subsequent to December 31, 2009.
     New Vehicles
          The automobile retail industry uses the Seasonally Adjusted Annual Rate (“SAAR”) to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and locations in which we do not operate.

	First Quarter Ended March 31,
	2011	2010	% Change
SAAR (in millions of vehicles)	13.0	11.0	18.2%
Source: Bloomberg Financial Markets, via Stephens Inc.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Our reported new vehicle (including fleet) results are as follows:

	For the First Quarter Ended March 31,		Better / (Worse)
	2011	2010	Change	% Change
	(in thousands, except units and per unit data)

Revenue	$980,745	$778,244	$202,501		26.0%
Gross profit	$60,059	$52,581	$7,478		14.2%
Unit sales	29,384	23,132	6,252		27.0%
Revenue per unit	$33,377	$33,644	$(267)		(0.8%)
Gross profit per unit	$2,044	$2,273	$(229)		(10.1%)
Gross profit as a % of revenue	6.1%	6.8%	(70)	bps
          The increase in new vehicle revenues for the first quarter ended March 31, 2011 was driven by a 27.0% increase in our unit sales volume. Our new unit volume increase was led by our Honda, General Motors (including Cadillac) and BMW/Mini dealerships, which accounted for 60.9% of the year-over-year increase. This increase in new vehicle volume also contributed to a 21.9% increase in our finance, insurance and other (“F&I”) revenue as further discussed below. The majority of our brands significantly outperformed their local industry volume increase for their respective brand.
          New vehicle gross profit benefited from the higher sales volume which more than offset a 10.1% decrease in gross profit per unit. Gross profit per unit was $2,044, down $229 per unit from the prior year primarily as a result of decreases at our mid-line import dealerships.
          Our luxury stores experienced a new vehicle revenue increase of 20.2% for the first quarter ended March 31, 2011, compared to the same prior year period, primarily due to a 19.5% increase in new unit volume. Our Cadillac and BMW/Mini dealerships contributed to the revenue increase, improving 24.8% and 34.7%, respectively. Luxury new vehicle gross profit per unit decreased 1.5% from the prior year period primarily due to declines in Mercedes, Lexus and Cadillac gross profit per unit, however, BMW/Mini and Audi gross profit per unit increased 6.5% and 10.3%, respectively. Total luxury gross profit dollars were up 17.8% as a result of the higher sales volume. Gross profit as a percentage of revenue at our luxury dealerships was relatively flat.
          Our mid-line import new vehicle revenue improved 29.1% compared to the same prior year period primarily due to volume increases at our Honda, Toyota and Volkswagen dealerships. Gross profit per unit declined 21.2%, primarily due to a 29.4% decrease in gross profit per unit at our Honda dealerships. Overall mid-line import gross profit was up 2.1%, led by our Hyundai and Volkswagen brands.
          Our domestic stores experienced a new vehicle revenue increase of 39.3% for the first quarter ended March 31, 2011, compared to the same prior year period, primarily due to a 58.4% increase in new vehicle revenue from our General Motors (excluding Cadillac) dealerships. New vehicle revenue, gross profit and unit volume increased across all domestic brands. Domestic fleet gross profit (included in the discussion above) increased 30.2% largely due to a 25.6% increase in fleet unit volume.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Used Vehicles
          Our reported used vehicle results are as follows:

	For the First Quarter Ended March 31,		Better / (Worse)
	2011	2010	Change	% Change
	(in thousands, except units and per unit data)

Revenue	$482,031	$418,849	$63,182		15.1%
Gross profit	$38,244	$34,778	$3,466		10.0%
Unit sales	25,245	21,492	3,753		17.5%
Revenue per unit	$19,094	$19,489	$(395)		(2.0%)
Gross profit per unit	$1,515	$1,618	$(103)		(6.4%)
Gross profit as a % of revenue	7.9%	8.3%	(40)	bps
CPO revenue	$209,433	$204,199	$5,234		2.6%
CPO unit sales	7,914	7,611	303		4.0%
          The increase in used vehicle unit volume is primarily due to the continued implementation of our standardized used vehicle merchandising process. This process allows us to purchase and price our used vehicles more competitively, market them more effectively and physically move certain used vehicles to specific dealerships within a particular region that have shown success in retailing that specific type of used vehicle.
          The reduction in gross profit per unit was due in part to the higher cost of units sold. Costs were higher as a result of acquiring more used vehicle inventory through auctions (generally higher cost than acquiring through trade) than through trades. However, obtaining a greater number of used vehicles from auction allowed us to better implement our standardized used vehicle merchandising process, allowing us to optimize the mix of used vehicles at each dealership, increasing unit sales and overall gross profit.
     Wholesale Vehicles
          Our reported wholesale results are as follows:

	For the First Quarter Ended March 31,		Better / (Worse)
	2011	2010	Change	% Change
	(in thousands, except units and per unit data)

Revenue	$35,362	$30,806	$4,556	14.8%
Gross loss	$(456)	$(658)	$202	30.7%
Unit sales	5,644	5,128	516	10.1%
Revenue per unit	$6,265	$6,007	$258	4.3%
Gross loss per unit	$(81)	$(128)	$47	36.7%
Gross loss as a % of revenue	(1.3% )	(2.1% )	80	bps
          For the first quarter ended March 31, 2011, wholesale gross loss per unit declined compared to the same prior year period. This is primarily due to the increased focus on retailing used vehicles (at a potential higher profit) that were previously disposed through our wholesale channels, as well as increased demand for vehicles at auction which drives up auction prices. See previous heading, “Used Vehicles”.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Parts, Service and Collision Repair (“Fixed Operations”)
          Our reported fixed operations results are as follows:

	For the First Quarter Ended March 31,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands)

Revenue
Parts	$154,713	$146,030	$8,683	5.9%
Service	125,506	117,104	8,402	7.2%
Collision repair	11,551	12,038	(487)	(4.0%)

Total	$291,770	$275,172	$16,598	6.0%

Gross profit
Parts	$50,472	$48,889	$1,583	3.2%
Service	86,944	83,002	3,942	4.7%
Collision repair	6,437	6,692	(255)	(3.8%)

Total	$143,853	$138,583	$5,270	3.8%

Gross profit as a % of revenue
Parts	32.6%	33.5%	(90)	bps
Service	69.3%	70.9%	(160)	bps
Collision repair	55.7%	55.6%	10	bps

Total	49.3%	50.4%	(110)	bps
          For the first quarter ended March 31, 2011, our domestic, mid-line import and luxury brands all experienced increases in overall fixed operations revenue compared to the same prior year period, increasing 5.2%, 6.0% and 6.3%, respectively. These improvements were led by significant increases in our BMW, Lexus, Ford, Honda and Toyota dealerships’ overall fixed operations revenue.
          Overall fixed operations customer pay revenue increased 0.9% for the first quarter ended March 31, 2011, compared to the same prior year period. Our mid-line import and luxury customer pay increased 1.7% and 1.4%, respectively, but domestic customer pay decreased 2.9% for the first quarter compared to the same prior year period. Warranty revenue increased 10.8% for the first quarter ended March 31, 2011 primarily due to increases at our Lexus and BMW dealerships.
          The decrease in our overall fixed operations gross margin rate is primarily due to lower customer pay and internal margin rates compared to the same prior year period. Warranty gross margin rates increased 10 basis points for the first quarter ended March 31, 2011 compared to the same prior year period primarily due to parts warranty margin improvements.
     Finance, Insurance and Other (“F&I”)
          Our reported F&I results are as follows:

	For the First Quarter Ended March 31,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except per unit data)

Revenue	$49,468	$40,595	$8,873	21.9%
Gross profit per retail unit (excluding fleet)	$949	$947	$2	0.2%
          F&I revenue increased 21.9% for the first quarter ended March 31, 2011 primarily due to an increase of 21.6% in new and used retail unit volume compared to the same prior year period. New and used finance contract gross revenue improved 22.3% for the first quarter ended March 31, 2011 compared to the same prior year period due to the increase in unit volume and a 210 basis point increase in finance contract penetration rates. New and used service contract gross revenue increased 21.4% for the first quarter ended March 31, 2011 compared to the same prior year period in spite of a 160 basis point decrease in service contract penetration rates as a result of unit volume increases and a 5.9% increase in gross revenue per service contract.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Selling, General and Administrative (“SG&A”) Expenses
          SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent and rent related expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission (which typically vary depending on gross profits realized) and support personnel who are paid a fixed salary. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expenses vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent and rent related expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Although SG&A expenses do not move exactly in proportion with changes in gross profit, we believe the best way to measure SG&A expenses is as a percentage of gross profit. Following is information related to our SG&A expenses:

	For the First Quarter Ended March 31,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands)

Compensation	$136,565	$128,890	$(7,675)	(6.0%)
Advertising	13,782	11,175	(2,607)	(23.3%)
Rent and rent related	30,416	32,850	2,434	7.4%
Other	51,751	47,738	(4,013)	(8.4%)

Total	$232,514	$220,653	$(11,861)	(5.4%)

SG&A as a % of gross profit
Compensation	46.9%	48.5%	(160)	bps
Advertising	4.7%	4.2%	(50)	bps
Rent and rent related	10.4%	12.4%	200	bps
Other	17.9%	17.9%	(0)	bps

Total	79.9%	83.0%	310	bps
          The increase in overall SG&A expense dollars can largely be attributed to increases in revenues and gross profit. Overall SG&A expense as a percentage of gross profit improved 310 basis points, led by improvements in rent and compensation costs.
          Compensation costs as a percentage of gross profit decreased 160 basis points in the first quarter ended March 31, 2011 compared to the same prior year period, primarily due to higher gross profit in the current year and efforts to more closely align compensation with target levels of profit performance in 2011.
          Total advertising costs as a percentage of gross profit increased for the first quarter ended March 31, 2011 compared to the same prior year period primarily due to higher overall spending to improve market share.
          Rent and rent related expenses decreased as a percentage of gross profit for the quarter ended March 31, 2011 compared to the same prior year period primarily due to higher gross profit levels and the purchase of certain properties which were previously leased.
          For the first quarter ended March 31, 2011, other SG&A expenses increased from the prior year period primarily due to increases in customer related costs as a result of the higher level of sales activity compared to the prior year period and the timing of certain insurance expenses.
     Depreciation and Amortization
          Depreciation and amortization expense increased $1.6 million, or 18.7%, for the first quarter ended March 31, 2011, compared to the same prior year period. These increases are primarily related to the five dealership properties that we purchased during the first quarter ended March 31, 2011 which we previously leased through long-term operating leases. In addition, we completed approximately $17.2 million of construction projects which were placed into service during the first quarter ended March 31, 2011.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Interest Expense, Floor Plan
          Floor plan interest expense for new vehicles increased approximately $0.5 million, or 12.1%, for the first quarter ended March 31, 2011, compared to the first quarter ended March 31, 2010. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships decreased slightly to 2.62% for the first quarter ended March 31, 2011, compared to the first quarter ended March 31, 2010 which had a weighted average rate of 2.64%. The weighted average floor plan balance for new vehicles increased by approximately $86.6 million for the first quarter ended March 31, 2011 compared to the same prior year period.
          Floor plan interest expense for used vehicles increased approximately $0.1 million, or 24.8%, for the first quarter ended March 31, 2011, compared to the first quarter ended March 31, 2010. The weighted average used vehicle floor plan interest rate incurred by continuing dealerships increased to 2.64% for the first quarter ended March 31, 2011, up from 2.07% for the first quarter ended March 31, 2010.
     Interest Expense, Other, Net
          The change in interest expense, other, net, between the first quarters ended March 31, 2011 and 2010 is summarized in the table below:

First Quarter
Ended March 31
Increase (Decrease)
in Interest Expense
(In millions)
Debt balances –
- Increase (decrease) in debt balances	$(0.5)
Other factors –
- (Increase) decrease in capitalized interest	(0.4)
- Incremental interest expense (benefit) related to variable to fixed rate swaps (1)	(0.6)
- (Increase) decrease in interest expense allocation to discontinued operations	0.1
- Increase (decrease) in other expense, net	(0.3)

Total	$(1.7)

(1)	Represent difference in cash payments to and from the counterparty.
          For approximately half of the month of March 2010, we carried and incurred interest expense for both the 9.0% Notes issued March 12, 2010 and the $200.0 million in aggregate principal of our 8.625% Notes which we redeemed on April 12, 2010 using the net proceeds from the 9.0% Notes issuance and cash on hand. As such, this double carry effect increased our interest expense by approximately $0.9 million, which partially offset the amount shown in the decrease in debt balances caption in the table above.
     Interest Expense, Non-Cash, Convertible Debt
          Non-cash convertible debt interest expense is comprised of the amortization of the debt discount and deferred loan costs associated with our various convertible notes. The initial debt discount was determined based on a valuation of the debt component of these notes and is being amortized monthly to interest expense over the life of the notes. See our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the adoption of “Debt with Conversion and Other Options” in the ASC.
     Interest Expense/Amortization, Non-Cash, Cash Flow Swaps
          We have entered into the Fixed Swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. For the first quarters ended March 31, 2011 and March 31, 2010, a non-cash benefit and non-cash charge of approximately $0.2 million and $1.7 million,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
respectively, related to the Fixed Swaps and amortization of amounts in accumulated other comprehensive income (loss) related to other existing and terminated cash flow swaps were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Unaudited Condensed Consolidated Statements of Income. Changes in the fair value of notional amounts of certain cash flow swaps are recognized through earnings. See the heading “Derivative Instruments and Hedging Activities” in Note 6 “Long-Term Debt,” in the accompanying notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.
          For our Fixed Swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in accumulated other comprehensive income (loss), net of related income taxes in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $4.4 million and $5.0 million for the first quarters ended March 31, 2011 and 2010, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income (loss) into results of operations during the next twelve months is approximately $10.8 million.
     Income Taxes
          The overall effective tax rate from continuing operations was 40.0% and 43.0% for the first quarters ended March 31, 2011 and 2010, respectively. The effective rate for the first quarter ended March 31, 2011 was lower than the same prior year period due to the level of overall taxable income and the shift in the distribution of taxable income between states in which we operate. We expect the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 41.0%.
     Discontinued Operations
          Significant components of results from discontinued operations were as follows:

	First Quarter Ended March 31,
	2011	2010
	(In thousands)
Loss from operations	$(373)	$(2,605)
Gain on disposal of businesses	25	270
Lease exit charges	(925)	(1,645)

Pre-tax loss	$(1,273)	$(3,980)

Total revenues	$—	$25,272
          Loss from discontinued operations decreased for the first quarter ended March 31, 2011 compared to the same prior year period as a result of the disposition of several franchises during 2010. Lease exit charges recorded for the first quarters ended March 31, 2011 and 2010 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.
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
     Floor Plan Facilities
          The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) decreased slightly to 2.62% for the first quarter ended March 31, 2011, compared to the first quarter ended March 31, 2010, which had a weighted average rate of 2.66%. The weighted average interest rate for our used vehicle floor plan facility (both continuing and discontinued operations) was 2.64% for the first quarter ended March 31, 2011, compared to 2.14% for the first quarter ended March 31, 2010.
          Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the floor plan financed vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of March 31, 2011 and expect to be in compliance with the covenants for the foreseeable future.
     Long-Term Debt and Credit Facilities
          See Note 6, “Long-Term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of our long-term debt and credit facilities and compliance with debt covenants.
     Capital Expenditures
          Our capital expenditures generally include the purchase of land and buildings, construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. In the first quarter ended March 31, 2011, we purchased five dealership properties for $75.2 million which we were previously leasing through long-term operating leases, utilizing cash on hand and borrowings under the 2010 Credit Facilities. Subsequent to the purchase date, we obtained mortgage funding of $54.0 million.
          Capital expenditures for the first quarter ended March 31, 2011, including this purchase of previously leased properties, were approximately $90.6 million ($36.6 million, net of mortgage funding of $54.0 million). As of March 31, 2011, contractual commitments to contractors for facility construction projects totaled approximately $20.5 million.
     Stock Repurchase Program
          During the first quarter ended March 31, 2011 we repurchased approximately 292,000 shares of our Class A common stock for approximately $3.9 million. Our Board of Directors has authorized us to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. At March 31, 2011, our remaining repurchase authorization was approximately $39.6 million. Under our 2010 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein.
     Dividends
          During the first quarter ended March 31, 2011, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of March 15, 2011 to be paid on April 15, 2011. Subsequent to March 31, 2011, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for shareholders of record on June 15, 2011 to be paid on July 15, 2011. Under our 2010 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 8.625% Notes and 9.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy throughout 2011. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Term Debt,” in the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.
     Cash Flows
          For the first quarter ended March 31, 2011, net cash provided by operating activities was approximately $24.4 million. This provision of cash was comprised primarily of cash inflows related to a reduction in receivables and an increase in trade accounts payable, partially offset by an increase in inventories and a decrease in notes payable — floor plan — trade. Net cash used in investing activities during the first quarter ended March 31, 2011 was approximately $89.6 million. This use of cash was primarily comprised of purchases of property and equipment. Net cash provided by financing activities for the first quarter ended March 31, 2011 was approximately $51.7 million. This provision of cash was primarily comprised of mortgage loan proceeds.
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
          Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of $28.1 million for the first quarter ended March 31, 2011 and net cash used in operating activities of $16.6 million for the first quarter ended March 31, 2010. The shift between trade floor plan and non-trade floor plan during the first quarter ended March 31, 2010 was primarily due to the realignment in floor plan providers under the new 2010 Credit Facilities.
     Guarantees and Indemnification Obligations
          In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” in the notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.
     Future Liquidity Outlook
          We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2010 Credit Facilities, real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
     Off-Balance Sheet Arrangements
          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our off-balance sheet arrangements.
     Seasonality
          Our operations are subject to seasonal variations. The first quarter normally contributes less operating profit than the second, third and fourth quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand, and consequently, our profitability. Comparatively, parts and service demand remains more stable throughout the year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
          Our variable rate floor plan facilities, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such instruments after considering the effect of our interest rate swaps (see below) was approximately $509.0 million at March 31, 2011. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $1.3 million for the first quarter ended March 31, 2011, approximately $1.2 million of which would have resulted from our floor plan facilities.
          In addition to our variable rate debt, as of March 31, 2011, approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense for the first quarter ended March 31, 2011 due to the leases containing LIBOR floors which were above the LIBOR rate during the quarter.
          We also have the Fixed Swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of the Fixed Swaps interest rates reset monthly. The fair value of these swap positions at March 31, 2011 was a liability of $29.2 million included in Other Long-Term Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. See the previous discussion of “Interest Expense/Amortization, Non-Cash, Cash Flow Swaps” in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.5		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$11.1		4.655%	one-month LIBOR	December 10, 2017
$8.6		6.860%	one-month LIBOR	August 1, 2017
$6.8		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
$7.3		6.410%	one-month LIBOR	September 12, 2017
$50.0	(3)	2.767%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.240%	one-month LIBOR	July 1, 2015
$50.0	(3)	2.610%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.070%	one-month LIBOR	July 1, 2015
(1)	The one-month LIBOR rate was 0.244% at March 31, 2011.

(2)	After December 31, 2009 changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 2, 2012.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
Item 1: Legal Proceedings.
          We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in our favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. We currently intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. At a mediation held February 4, 2011, we reached an agreement in principle with the plaintiffs to settle this class action lawsuit, and a settlement agreement was signed by the parties on March 1, 2011. The settlement agreement remains conditioned upon receiving final approval by the Florida state court. In the event that a definitive settlement of this lawsuit is finalized upon terms and conditions consistent with the settlement agreement, such a settlement would not have a material adverse effect on our future results of operations, financial condition and cash flows.
          Several private civil actions have been filed against us and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and made allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against us and 10 of our South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against us and 3 of our subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappeletti and Kathy Cappeletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration before the American Arbitration Association. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.
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
          We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
Item 1A: Risk Factors
          In addition to the information below and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.
Disruptions in the supply-chain of automotive manufacturers and related parts suppliers may negatively impact our profitability.
          As a retail company, we are dependent upon others to supply us with new vehicles for retail sale and vehicle components for our parts and service operations. Significant disruptions in these supply-chains may affect the availability of new vehicles and vehicle components which are necessary to our operations.
          As a result of the March 2011 earthquake and associated tsunami affecting Japan, certain automotive manufacturing and automotive manufacturing support activities have been negatively affected. These automotive manufacturing and automotive manufacturing support activities served a wide range of companies globally. This includes the Japanese automotive manufacturers such as Toyota and Honda, but also includes automotive manufactures and parts suppliers globally which source component parts from the affected regions in Japan. Although it is difficult to quantify the effect of these events or the duration of the supply-chain disruption, we believe the following may occur:
•	Lower supply of new vehicle inventory beginning in the second quarter;

•	Higher cost of certain automotive parts while the supply-chain is disrupted;

•	Higher cost of certain new vehicle inventory (sourced either directly from manufacturers or from other franchised dealers) while supply is lower;

•	Increased demand for certain used or certified vehicles which may increase the acquisition cost of those vehicles either through trade or auction; and

•	The supply and manufacturing disruptions may also affect other major automotive manufacturers in some manner due to the reliance on certain components that are sourced in Japan.
Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.
          As of March 31, 2011, our total outstanding indebtedness was approximately $1.5 billion, including the following:
•	$848.6 million under the secured new and used inventory floor plan facilities;

•
$208.7 million in 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), representing $210.0 million in aggregate principal amount outstanding less unamortized discount of approximately $1.3 million

•
$42.7 million in 8.625% Senior Subordinated Notes due 2013 (the “8.625% Notes”), representing $42.9 million in aggregate principal amount outstanding less unamortized net discount of approximately $0.2 million;

•
$149.2 million in 5.0% Convertible Senior Notes due 2029 which are redeemable by us and which may be put to us by the holders after October 1, 2014 under certain circumstances (the “5.0% Convertible Notes”), representing $172.5 million in aggregate principal amount outstanding less unamortized discount of approximately $23.3 million;

•
$185.6 million of mortgage notes, representing $186.6 million in aggregate principal amount less unamortized net discount of approximately $1.0 million, due from June 2013 to December 2031, with a weighted average interest rate of 4.99%; and

•	$22.7 million of other secured debt, representing $21.0 million in aggregate principal amount plus unamortized premium of approximately $1.7 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
          We have $150.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2010 Revolving Credit Facility”), up to $321.0 million in maximum borrowing availability for new vehicle inventory floor plan financing and up to $50.0 million in maximum borrowing availability for used vehicle inventory floor plan financing (the “2010 Floor Plan Facilities”). We refer to the 2010 Revolving Credit Facility and 2010 Floor Plan Facilities collectively as our “2010 Credit Facilities”. As of March 31, 2011, we had $100.2 million available for additional borrowings under the 2010 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances and the market value of certain additional collateral. We are able to borrow under our 2010 Revolving Credit Facility only if, at the time of the borrowing, we can make all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2010 Floor Plan Facilities. In addition, the indentures relating to our 9.0% Notes, 8.625% Notes, 5.0% Convertible Notes and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.
          In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that commonly have initial terms of fifteen to twenty years with renewal options ranging from five to ten years. These operating leases require compliance with financial and operating covenants similar to those under our 2010 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” in the notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
          We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in our favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. We currently intend to continue our vigorous appeal and defense of this lawsuit and to assert available defenses. However, an adverse resolution of this lawsuit could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. At a mediation held February 4, 2011, we reached an agreement in principle with the plaintiffs to settle this class action lawsuit, and a settlement agreement was signed by the parties on March 1, 2011. The settlement agreement remains conditioned upon receiving final approval by the Florida state court. In the event that a definitive settlement of this lawsuit is finalized upon terms and conditions consistent with the settlement agreement, such a settlement would not have a material adverse effect on our future results of operations, financial condition and cash flows.
          Several private civil actions have been filed against us and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and made allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against us and 10 of our South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against us and 3 of our subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappeletti and Kathy Cappeletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration before the American Arbitration Association. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

	(In thousands, except per share data)

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares Purchased	Price Paid	Announced Plans or	Under the Plans or
	(1)	per Share	Programs (2)	Programs

January 2011	—	$—	—	$43,511

February 2011	3	14.38	3	43,475

March 2011	289	13.36	289	39,608

Total	292	$13.37	292	$39,608
(1)  All shares repurchased were part of publicly announced share repurchase programs
(2)  Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(amounts in thousands)

November 1999	$25,000

February 2000	25,000

December 2000	25,000

May 2001	25,000

August 2002	25,000

February 2003	20,000

December 2003	20,000

July 2004	20,000

July 2007	30,000

October 2007	40,000

April 2008	40,000

Total	$295,000

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Forward Looking Statements
          This Quarterly Report on Form 10-Q contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:
•	the effect of the earthquake and tsunami in Japan on our operations;

•	vehicle sales rates and same store sales growth;

•	future liquidity trends or needs;

•	our business and growth strategies;

•	future covenant compliance;

•	our financing plans and our ability to repay or refinance existing debt when due;

•	future acquisitions or dispositions;

•	level of fuel prices;

•	industry trends; and

•	general economic trends, including employment rates and consumer confidence levels.
          These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1 and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1A of this Form 10-Q and elsewhere in this report, as well as:
•	the number of new and used cars sold in the United States generally and as compared to our expectations and the expectations of the market;

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

•	our relationships with manufacturers, which may affect our ability to complete additional acquisitions;

•	adverse resolutions of one or more significant legal proceedings against us or our dealerships;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	the terms of any refinancing of our existing indebtedness;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but on businesses we seek to acquire;

•	our ability to successfully integrate potential future acquisitions; and

•	the rate and timing of overall economic recovery or decline.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: April 28, 2011	By:	/s/ O. BRUTON SMITH

O. Bruton Smith
Chairman and Chief Executive Officer

Date: April 28, 2011	By:	/s/ DAVID P. COSPER

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