Form 10-Q
period 2011-06-30
SONIC AUTOMOTIVE INC
filed 2011-08-01
CIK 1043509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 20, 2011, there were 41,004,084 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1: Unaudited Condensed Consolidated Financial Statements
Item 3: Quantitative and Qualitative Disclosures About Market Risk
Item 4: Controls and Procedures
PART II — OTHER INFORMATION
Item 1: Legal Proceedings
Item 1A: Risk Factors
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Item 6: Exhibits
SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1: Unaudited Condensed Consolidated Financial Statements.
SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
New vehicles	$1,035,272	$896,034	$2,016,018	$1,674,279
Used vehicles	536,196	466,659	1,018,228	885,508
Wholesale vehicles	41,480	29,934	76,839	60,739

Total vehicles	1,612,948	1,392,627	3,111,085	2,620,526
Parts, service and collision repair	299,523	283,785	591,293	558,957
Finance, insurance and other	55,781	45,614	105,249	86,208

Total revenues	1,968,252	1,722,026	3,807,627	3,265,691
Cost of Sales:
New vehicles	(966,760)	(836,742)	(1,887,447)	(1,562,406)
Used vehicles	(496,636)	(429,073)	(940,424)	(813,145)
Wholesale vehicles	(43,386)	(31,754)	(79,202)	(63,216)

Total vehicles	(1,506,782)	(1,297,569)	(2,907,073)	(2,438,767)
Parts, service and collision repair	(151,738)	(141,981)	(299,653)	(278,570)

Total cost of sales	(1,658,520)	(1,439,550)	(3,206,726)	(2,717,337)
Gross profit	309,732	282,476	600,901	548,354
Selling, general and administrative expenses	(240,439)	(225,558)	(472,953)	(446,211)
Impairment charges	(41)	(1)	(58)	(45)
Depreciation and amortization	(9,767)	(8,581)	(19,760)	(16,998)

Operating income	59,485	48,336	108,130	85,100
Other income (expense):
Interest expense, floor plan	(4,983)	(5,387)	(10,418)	(10,185)
Interest expense, other, net	(15,422)	(15,647)	(30,869)	(32,798)
Interest expense, non-cash, convertible debt	(1,715)	(1,730)	(3,409)	(3,406)
Interest expense / amortization, non-cash, cash flow swaps	(464)	(2,235)	(286)	(3,918)
Other income (expense), net	17	(7,235)	89	(7,173)

Total other expense	(22,567)	(32,234)	(44,893)	(57,480)

Income from continuing operations before taxes	36,918	16,102	63,237	27,620
Provision for income taxes	(14,767)	(6,510)	(25,295)	(11,462)

Income from continuing operations	22,151	9,592	37,942	16,158
Discontinued operations:
Loss from operations and the sale of discontinued franchises	(1,229)	(1,536)	(2,503)	(5,516)
Income tax benefit	429	380	876	1,948

Loss from discontinued operations	(800)	(1,156)	(1,627)	(3,568)

Net income	$21,351	$8,436	$36,315	$12,590

Basic earnings (loss) per common share:
Earnings per share from continuing operations	$0.42	$0.18	$0.71	$0.31
Loss per share from discontinued operations	(0.02)	(0.02)	(0.03)	(0.07)

Earnings per common share	$0.40	$0.16	$0.68	$0.24

Weighted average common shares outstanding	52,461	52,249	52,438	52,070

Diluted earnings (loss) per common share:
Earnings per share from continuing operations	$0.37	$0.18	$0.64	$0.30
Loss per share from discontinued operations	(0.02)	(0.02)	(0.03)	(0.06)

Earnings per common share	$0.35	$0.16	$0.61	$0.24

Weighted average common shares outstanding	65,936	65,807	65,943	52,749

Dividends declared per common share	$0.025	$—	$0.05	$—
See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$11,013	$21,842
Receivables, net	198,936	239,634
Inventories	861,655	903,221
Other current assets	29,307	25,653

Total current assets	1,100,911	1,190,350
Property and Equipment, net	529,567	436,260
Goodwill	468,465	468,516
Other Intangible Assets, net	78,321	79,149
Other Assets	77,225	76,489

Total Assets	$2,254,489	$2,250,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$438,244	$478,834
Notes payable — floor plan — non-trade	308,479	383,151
Trade accounts payable	87,468	59,719
Accrued interest	13,625	14,070
Other accrued liabilities	169,303	160,763
Current maturities of long-term debt	11,355	9,050

Total current liabilities	1,028,474	1,105,587
Long-Term Debt	596,410	546,401
Other Long-Term Liabilities	133,560	134,081
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $.01 par value; 100,000,000 shares authorized; 56,214,480 shares issued and 40,941,955 shares outstanding at June 30, 2011; 55,738,639 shares issued and 40,757,999 shares outstanding at December 31, 2010	562	557
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares outstanding at June 30, 2011 and December 31, 2010	121	121
Paid-in capital	669,577	666,961
Retained earnings	87,089	53,427
Accumulated other comprehensive loss	(19,714)	(18,683)
Treasury stock, at cost (15,272,525 Class A shares held at June 30, 2011 and 14,980,640 Class A shares held at December 31, 2010)	(241,590)	(237,688)

Total stockholders’ equity	496,045	464,695

Total Liabilities and Stockholders’ Equity	$2,254,489	$2,250,764

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

								Accumulated		Compare-
	Class A		Class B					Other	Total	pensive
	Common Stock		Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders'	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	(Loss)
BALANCE AT DECEMBER 31, 2010	55,739	$557	12,029	$121	$666,961	$53,427	$(237,688)	$(18,683)	$464,695

Shares awarded under stock compensation plans	340	3	-	-	333	-	-	-	336	-

Purchases of treasury stock	-	-	-	-	-	-	(3,902)	-	(3,902)	-

Income tax benefit associated with stock compensation plans	-	-	-	-	663	-	-	-	663	-
Fair value of interest rate swap agreements, net of tax benefit of $632	-	-	-	-	-	-	-	(1,031)	(1,031)	(1,031)

Stock-based compensation expense	-	-	-	-	217	-	-	-	217	-

Restricted stock amortization, net of forfeitures	-	-	-	-	1,405	-	-	-	1,405	-

Net income	-	-	-	-	-	36,315	-	-	36,315	36,315

Dividends ($0.05 per share, cumulative)	-	-	-	-	-	(2,654)	-	-	(2,654)	-
Other	136	2	-	-	(2)	1	-	-	1	-

BALANCE AT JUNE 30, 2011	56,215	$562	12,029	$121	$669,577	$87,089	$(241,590)	$(19,714)	$496,045	$35,284

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,315	$12,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	19,724	17,233
Provision for bad debt expense	265	602
Other amortization	831	828
Debt issuance cost amortization	1,990	1,636
Debt discount amortization, net of premium amortization	2,575	2,673
Stock — based compensation expense	217	300
Amortization of restricted stock	1,405	1,239
Deferred income taxes	(616)	(463)
Equity interest in earnings of invested	(366)	(414)
Asset impairment charges	58	45
Loss (gain) on disposal of franchises and property and equipment	135	(596)
Loss on exit of leased dealerships	4,417	2,766
Loss on retirement of debt	-	7,259
Non—cash adjustments — cash flow swaps	286	3,918
Changes in assets and liabilities that relate to operations:
Receivables	40,432	38,525
Inventories	41,589	(77,900)
Other assets	(5,047)	(17,611)
Notes payable — floor plan — trade	(40,590)	232,838
Trade accounts payable and other liabilities	27,750	(20,768)

Total adjustments	95,055	192,110

Net cash provided by operating activities	131,370	204,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(112,661)	(20,424)
Proceeds from sales of property and equipment	214	86
Proceeds from sale of franchises	129	10,728
Distributions from equity investees	600	-

Net cash used in investing activities	(111,718)	(9,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on notes payable floor plan — non-trade	(74,672)	(199,572)
Borrowings on revolving credit facilities	164,487	40,000
Repayments on revolving credit facilities	(164,487)	(40,000)
Proceeds from issuance of long-term debt	53,950	209,983
Principal payments on long-term debt	(4,212)	(3,080)
Repurchase of debt securities	-	(213,190)
Purchases of treasury stock	(3,902)	(1,049)
Income tax benefit associated with stock compensation plans	663	595
Income tax benefit associated with convertible hedge	-	134
Issuance of shares under stock compensation plans	336	1,176
Dividends paid	(2,644)	-

Net cash used in financing activities	(30,481)	(205,003)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,829)	(9,913)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,842	30,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,013	$20,122

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $632 in 2011 and net of tax expense of $7 in 2010)	$(1,031)	$12
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$44,791	$48,473
Income taxes	$6,874	$(16,441)
See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
          Basis of Presentation — The accompanying Unaudited Condensed Consolidated Financial Statements for the second quarter and six-month periods ended June 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2010, which were included in Sonic’s Annual Report on Form 10-K.
          Reclassifications — The Unaudited Condensed Consolidated Statements of Income for the second quarter and six-month periods ended June 30, 2010 reflect the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional franchises sold and terminated or identified for sale subsequent to June 30, 2010. The Unaudited Condensed Consolidated Statements of Income for the second quarter and six-month periods ended June 30, 2010 also reflect the reclassification of balances from discontinued operations to continuing operations for franchises identified for sale as of June 30, 2010, but which Sonic has decided to retain and operate as of June 30, 2011. There were no franchises held for sale at June 30, 2011.
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

(In thousands)

Balance, December 31, 2010	$43,534
Lease exit expense (1)	4,417
Payments	(4,339)

Balance, June 30, 2011	$43,612

(1)	Approximately $0.2 million is recorded in interest expense, other, net, $3.3 million is recorded in selling, general and administrative expenses and $0.9 million is recorded to loss from operations and the sale of discontinued franchises in the accompanying Unaudited Condensed Consolidated Statements of Income.
          Income Tax Expense — The overall effective tax rates for the second quarter and six-month periods ended June 30, 2011 and 2010 are higher than federal statutory rates due to the effect of state income taxes. The overall effective tax rate from continuing operations was 40.0% for the second quarter and six-month periods ended June 30, 2011. The overall effective tax rate from continuing operations was 40.4% and 41.5% for the second quarter and six-month periods ended June 30, 2010, respectively. The effective rate for the second quarter and six-month periods ended June 30, 2011 was lower than the prior year period due to the level of overall taxable income and the shift in the distribution of taxable income between states in which Sonic operates.
2. Discontinued Operations
          Dispositions — The operating results of disposed franchises and franchises held for sale are included in the loss from discontinued operations in Sonic’s Unaudited Condensed Consolidated Statements of Income. At June 30, 2011, there were no dealership franchises held for sale.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Loss from operations	$(1,107)	$(1,541)	$(1,481)	$(4,147)
Gain (loss) on disposal of businesses	(175)	1,082	(150)	1,353
Lease exit charges	53	(1,077)	(872)	(2,722)

Pre-tax loss	$(1,229)	$(1,536)	$(2,503)	$(5,516)

Total revenues	$—	$20,381	$—	$45,653
          Lease exit charges recorded for the second quarter and six-month periods ended June 30, 2011 and 2010 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.
3. Inventories
          Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
New vehicles	$546,639	$628,939
Used vehicles	204,611	165,039
Parts and accessories	51,972	50,854
Other	58,433	58,389

Inventories	$861,655	$903,221

4. Property and Equipment
          Property and equipment consists of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Land	$117,637	$76,357
Building and improvements	400,970	353,088
Office equipment and fixtures	82,788	77,654
Parts and service equipment	58,354	56,651
Company vehicles	8,447	8,137
Construction in progress	63,176	48,230

Total, at cost	731,372	620,117
Less: accumulated depreciation	(199,785)	(181,837)

Subtotal	531,587	438,280
Less: real estate held for sale (1)	(2,020)	(2,020)

Property and equipment, net	$529,567	$436,260

(1)	Included in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
          In the second quarter and six-month periods ended June 30, 2011, capital expenditures were approximately $22.1 million and $112.7 million ($58.7 million, net of mortgage funding of $54.0 million), respectively. In January 2011, Sonic purchased five dealership properties for $75.2 million which it previously leased through long-term operating leases, utilizing

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
cash on hand and borrowings under the 2010 Credit Facilities (see Note 6 for discussion on the 2010 Credit Facilities). Subsequent to the purchase date, Sonic obtained mortgage funding of $54.0 million related these properties.
5. Goodwill and Intangible Assets

	Franchise	Gross	Accumulated	Net
	Agreements	Goodwill	Impairment	Goodwill
		(In thousands)
Balance, December 31, 2010	$64,835	$1,265,241	$(796,725)	$468,516
Reductions from sales of businesses	-	(51)	-	(51)

Balance, June 30, 2011	$64,835	$1,265,190	$(796,725)	$468,465

          At December 31, 2010, Sonic had $14.3 million of definite life intangibles recorded related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at June 30, 2011 was $13.5 million and was included in Other Intangible Assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
6. Long-Term Debt
          Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
2010 Revolving Credit Facility (1)	$—	$—
Senior Subordinated Notes bearing interest at 9.0% (“9.0% Notes”)	210,000	210,000
Senior Subordinated Notes bearing interest at 8.625% (“8.625% Notes”)	42,855	42,855
Convertible Senior Notes bearing interest at 5.0% (“5.0% Convertible Notes”)	172,500	172,500
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	14,449	15,618
Mortgage notes to finance companies-fixed rate, bearing interest from 4.50% to 7.03%	122,986	88,262
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 4.01 percentage points above one-month LIBOR	61,917	45,639
Net debt discount and premium (2)	(22,850)	(25,482)
Other	5,908	6,059

	$607,765	$555,451
Less current maturities	(11,355)	(9,050)

Long-term debt	$596,410	$546,401

(1)	Interest rate on the revolving credit facility was 2.50% and 3.50% above LIBOR at June 30, 2011 and December 31, 2010, respectively.

(2)	June 30, 2011 includes $1.3 million discount associated with the 9.0% Notes, $0.2 million discount associated with the 8.625% Notes, $21.9 million discount associated with the 5.0% Convertible Notes, $1.5 million premium associated with notes payable to a finance company and $1.0 million discount associated with mortgage notes payable. December 31, 2010 includes $1.4 million discount associated with the 9.0% Notes, $0.2 million discount associated with the 8.625% Notes, $24.7 million discount associated with the 5.0% Convertible Notes, $1.8 million premium associated with notes payable to a finance company and $1.0 million discount associated with mortgage notes payable.
     2011 Credit Facilities
          On July 8, 2011, Sonic entered into an amended and restated syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2011 Floor Plan Facility”). The 2011 Revolving Credit Facility and 2011 Floor Plan Facility (collectively the “2011 Credit Facilities”) are scheduled to mature on August 15, 2016. This amendment extends the term of the existing syndicated credit facilities which were scheduled to mature on August 15, 2012, increases the borrowing capacity under the existing syndicated credit facilities by $234.0 million and modifies certain covenant and compliance calculations on a prospective basis.
          Availability under the 2011 Revolving Credit Facility is calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Speedway Motorsports, Inc. (“SMI”) that are pledged as collateral, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Revolving Credit Facility may be expanded up to $225.0 million upon satisfaction of certain conditions. A withdrawal of this pledge by Sonic Financial Corporation (“SFC”), which holds the 5,000,000 shares of common stock of SMI, or a significant decline in the value of SMI common stock, would reduce the amount Sonic can borrow under the 2011 Revolving Credit Facility.
          Had the 2011 Credit Facilities been effective at June 30, 2011, the 2011 Revolving Borrowing Base would have been approximately $146.3 million at June 30, 2011. At June 30, 2011, Sonic had $40.8 million in outstanding letters of credit resulting in pro forma total borrowing availability of $105.5 million under the 2011 Revolving Credit Facility.
          Outstanding obligations under the 2011 Revolving Credit Facility are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries and by the pledge of 5,000,000 shares of common stock of SMI by SFC. The collateral also provides for the pledge of the franchise agreements and stock or equity interests of Sonic’s dealership franchise subsidiaries, except for those dealership franchise subsidiaries where the applicable manufacturer prohibits such a pledge, in which cases the stock or equity interests of the dealership franchise subsidiary is subject to an escrow arrangement with the administrative agent. Substantially all of Sonic’s subsidiaries also guarantee its obligations under the 2011 Revolving Credit Facility.
          The maturity date of the 2011 Revolving Credit Facility may in certain circumstances be accelerated (the “Springing Maturity Date”) if Sonic does not maintain either a certain share price for Sonic’s common stock or certain liquidity levels during enumerated periods of time prior to the maturity date (including dates upon which Sonic may be compelled to purchase such indebtedness) of certain indenture indebtedness or other indebtedness with an outstanding balance in excess of $35.0 million. In addition, availability of the 2011 Revolving Credit Facility may be curtailed during enumerated periods related to any Springing Maturity Date.
          The 2011 Floor Plan Facility is comprised of a new vehicle revolving floor plan facility in an amount up to $500.0 million (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility in an amount up to $80.0 million, subject to a borrowing base (the “2011 Used Vehicle Floor Plan Facility”). Sonic may, under certain conditions, request an increase in the 2011 Floor Plan Facility of up to $175.0 million, which shall be allocated between the 2011 New Vehicle Floor Plan Facility and the 2011 Used Vehicle Floor Plan Facility as Sonic requests, with no more than 15% of the aggregate commitments allocated to the commitments under the 2011 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2011 Floor Plan Facility are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries.
          The amounts outstanding under the 2011 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR according to a performance-based pricing grid determined by Sonic’s Consolidated Total Debt to EBITDA Ratio (as defined in the 2011 Credit Facilities agreement) as of the last day of the immediately preceding fiscal quarter.
          Sonic agreed under the 2011 Credit Facilities not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2011 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2011 Credit Facilities permit cash dividends on Sonic’s Class A and Class B common stock so long as no event of default (as defined in the 2011 Credit Facilities) has occurred and is continuing and provided that Sonic remains in compliance with all financial covenants under the 2011 Credit Facilities.
     2010 Credit Facilities
          On January 15, 2010, Sonic entered into an amended and restated syndicated revolving credit agreement (the “2010 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2010 Floor Plan Facility”). The 2010 Revolving Credit Facility and 2010 Floor Plan Facility (collectively the “2010 Credit Facilities”) were scheduled to mature on August 15, 2012. On July 8, 2011, these were replaced by the 2011 Credit Facilities discussed above.
          Availability under the 2010 Revolving Credit Facility is calculated as the lesser of $150.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of SMI that were pledged as collateral, less the aggregate face amount of any outstanding letters of credit under the 2010 Revolving Credit Facility (the “2010 Revolving Borrowing Base”). The 2010 Revolving Borrowing Base was approximately $140.2

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
million at June 30, 2011. At June 30, 2011, Sonic had $40.8 million in outstanding letters of credit resulting in total borrowing availability of $99.4 million under the 2010 Revolving Credit Facility.
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
     Covenants
          The 2010 Credit Facilities contain certain covenants, including covenants which could restrict or prohibit indebtedness, liens, payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Sonic was in compliance with the covenants under the 2010 Credit Facilities as of June 30, 2011 and expects to be in compliance with all such covenants for the foreseeable future. Financial covenants include required specified ratios (as each is defined in the 2010 Credit Facilities) of:

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to
	Ratio	Ratio	EBITDA Ratio
Through March 30, 2011	≥ 1.00	≥ 1.10	≤ 2.25
March 31, 2011 through and including March 30, 2012	≥ 1.05	≥ 1.15	≤ 2.25
March 31, 2012 and thereafter	≥ 1.10	≥ 1.20	≤ 2.25

June 30, 2011 actual	1.17	1.47	1.31
          The 2010 Credit Facilities and 2011 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2011 Credit Facilities. Sonic was in compliance with all required covenants under the 2010 Credit Facilities as of June 30, 2011.
          In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2010 Credit Facilities and 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.5 to 1.0. At June 30, 2011, the ratio was 2.5 to 1.0.
     9.0% Senior Subordinated Notes
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
          The Indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of June 30, 2011.
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
     8.625% Senior Subordinated Notes
          On July 15, 2011, Sonic issued a redemption notice to holders of the 8.625% Notes to redeem the remaining $42.9 million in aggregate principal amount of its outstanding 8.625% Notes. Sonic will use cash on hand and available borrowings under the 2011 Credit Facilities to redeem the remaining $42.9 million in aggregate principal amount at the applicable redemption price (100% of principal redeemed) plus accrued but unpaid interest on August 16, 2011.
          The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic’s existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at par at Sonic’s option after August 15, 2011.
          Balances outstanding under Sonic’s 8.625% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor.
     5.0% Convertible Senior Notes
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
          Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that measurement period was less than 98% of the product of the last reported sale price of Sonic’s Class A common stock and the applicable conversion rate on each such day; (3) if Sonic calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029, to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is 74.7245 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.38 per share of Class A common stock. None of the conversion features of the 5.0% Convertible Notes were triggered in the six-month period ended June 30, 2011.
          To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of $31.0 million and a corresponding amount (net of taxes of $12.8 million) to equity, based on an estimated non-convertible borrowing rate of 10.5%. The debt discount is being amortized to interest expense through October 2014, the earliest redemption date. The unamortized debt discount was $21.9 million and $24.7 million at June 30, 2011 and December 31, 2010, respectively.
          Sonic incurred interest expense related to the 5.0% Convertible Notes of approximately $2.1 million and $4.3 million for the second quarter and six-month periods ended June 30, 2011, respectively, and $2.2 million and $4.3 million for the second quarter and six-month periods ended June 30, 2010, respectively, recorded to interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount and deferred loan costs on the 5.0% Convertible Notes of $1.7 million and $3.4 million for the second quarter and six-month periods ended June 30, 2011, respectively, and $1.6 million and $3.1 million for the second quarter and six-month periods ended June 30, 2010, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Unaudited Condensed Consolidated Statements of Income.
     Mortgage Notes
          Mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and December 2031. The weighted average interest rate was 4.83% at June 30, 2011. Sonic purchased five dealership properties in January 2011 for $75.2 million which it previously occupied under operating lease agreements. The properties were purchased utilizing cash on hand and borrowings under the 2010 Credit Facilities. During the first quarter ended March 31, 2011, Sonic secured mortgages on these properties totaling $54.0 million and used the proceeds from these mortgages to pay down borrowings under the 2010 Credit Facilities.
     Derivative Instruments and Hedging Activities
          At June 30, 2011 Sonic had interest rate swap agreements (the “Fixed Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at June 30, 2011 was a liability of $34.7 million included in Other Long-Term Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of the Fixed Swaps, Sonic will receive and pay interest based on the following:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notional		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.5		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$10.9		4.655%	one-month LIBOR	December 10, 2017
$8.5	(2)	6.860%	one-month LIBOR	August 1, 2017
$6.7		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
$7.2	(2)	6.410%	one-month LIBOR	September 12, 2017
$50.0	(3)	2.767%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.240%	one-month LIBOR	July 1, 2015
$50.0	(3)	2.610%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.070%	one-month LIBOR	July 1, 2015

(1)	The one-month LIBOR rate was 0.186% at June 30, 2011.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 2, 2012.
          During the six-month period ended June 30, 2011, Sonic entered into four $50.0 million notional forward-starting interest rate swap agreements which become effective in July 2012. Two of the agreements terminate in July 2014 and the other two agreements terminate in July 2015. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity.
          For the Fixed Swaps not designated as hedges and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Unaudited Condensed Consolidated Statements of Income. For the second quarter and six-month periods ended June 30, 2011, these amounts included non-cash charges of $0.5 million and $0.3 million, respectively. For the second quarter and six-month periods ended June 30, 2010, these amounts included non-cash charges of $2.2 million and $3.9 million, respectively.
          For the Fixed Swaps which qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $4.4 million and $8.8 million for the second quarter and six-month periods ended June 30, 2011, respectively, and $3.7 million and $8.7 million for the second quarter and six-month periods ended June 30, 2010, respectively. This expense is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $10.8 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Per Share Data and Stockholders’ Equity
          The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under several equity compensation plans. The following table illustrates the dilutive effect of such items on earnings per share for the second quarter and six-month periods ended June 30, 2011 and 2010:

	For the Second Quarter Ended June 30, 2011
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income

	Weighted		Per		Per		Per
	Average Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(In thousands, except per share amounts)
Earnings (Loss) and Shares	52,461	$22,151		$(800)		$21,351
Effect of Participating Securities:
Non-vested Restricted Stock and Stock Units	—	(291)		—		(291)

Basic Earnings (Loss) and Shares	52,461	$21,860	$0.42	$(800)	$(0.02)	$21,060	$0.40
Effect of Dilutive Securities:
Contingently Convertible Debt ( 5.0% Convertible Notes)	12,890	2,294		—		2,294
Stock Compensation Plans	585

Diluted Earnings (Loss) and Shares	65,936	$24,154	$0.37	$(800)	$(0.02)	$23,354	$0.35

	For the Second Quarter Ended June 30, 2010
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income

	Weighted		Per		Per		Per
	Average Shares	Amount	Share Amount	Amount	Share Amount	Amount	Share Amount
	(In thousands, except per share amounts)
Earnings (Loss) and Shares	52,249	$9,592		$(1,156)		$8,436
Effect of Participating Securities:
Non-vested Restricted Stock and Stock Units	—	(94)		—		(94)

Basic Earnings (Loss) and Shares	52,249	$9,498	$0.18	$(1,156)	$(0.02)	$8,342	$0.16
Effect of Dilutive Securities:
Contingently Convertible Debt ( 5.0% Convertible Notes)	12,890	2,128		—		2,128
Stock Compensation Plans	668

Diluted Earnings (Loss) and Shares	65,807	$11,626	$0.18	$(1,156)	$(0.02)	$10,470	$0.16

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2011
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
		(In thousands, except per share amounts)
Earnings (Loss) and Shares	52,438	$37,942		$(1,627)		$36,315
Effect of Participating Securities:
Non-vested Restricted Stock
and Stock Units	—	(498)		—		(498)

Basic Earnings (Loss) and Shares	52,438	$37,444	$0.71	$(1,627)	$(0.03)	$35,817	$0.68
Effect of Dilutive Securities:
Contingently Convertible
Debt ( 5.0% Convertible Notes)	12,890	4,604		—		4,604
Stock Compensation Plans	615

Diluted Earnings (Loss) and Shares	65,943	$42,048	$0.64	$(1,627)	$(0.03)	$40,421	$0.61

	For the Six Months Ended June 30, 2010
		Income		Loss
		From Continuing		From Discontinued
		Operations		Operations		Net Income
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
		(In thousands, except per share amounts)
Earnings (Loss) and Shares	52,070	$16,158		$(3,568)		$12,590
Effect of Participating Securities:
Non-vested Restricted Stock and Stock Units	—	(160)		—		(160)

Basic Earnings (Loss) and Shares	52,070	$15,998	$0.31	$(3,568)	$(0.07)	$12,430	$0.24
Effect of Dilutive Securities:
Stock Compensation Plans	679

Diluted Earnings (Loss) and Shares	52,749	$15,998	$0.30	$(3,568)	$(0.06)	$12,430	$0.24

          In addition to the stock options included in the table above, options to purchase approximately 2.2 million shares and 2.3 million shares of Class A common stock were outstanding at June 30, 2011 and June 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive. In addition, in the event the effect of potentially dilutive shares associated with any of Sonic’s convertible notes were anti-dilutive, the effect of those shares have also been excluded from the computation of diluted earnings per share.
8. Contingencies
     Legal and Other Proceedings:
          Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and its Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic’s Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in Sonic’s favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. At a mediation held February 4, 2011, Sonic reached an agreement in principle with the plaintiffs to settle this class action lawsuit, and a settlement agreement was signed by the parties on March 1, 2011. The settlement agreement was approved by the Florida state court on June 24, 2011. The terms of the approved settlement will not have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

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
          On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from a Sonic dealership a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from a Sonic dealership in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants’ assertions and potential damages will still have to be proven through the remainder of the arbitration. The Arbitrator stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. Sonic will seek review of the class certification ruling by a court of competent jurisdiction and will continue to press its argument that this action is not suitable for a class-based arbitration. On July 22, 2010, the plaintiffs in this consolidated arbitration filed a Motion to Confirm the Arbitrator’s Partial Final Award on Class Certification in state court in North Carolina, Lincoln County Superior Court. On August 17, 2010, Sonic filed to remove this North Carolina state court action to federal court, and simultaneously filed a Petition to Vacate the Arbitrator’s Partial Final Award on Class Certification, with both filings made in the United Stated District Court for the Western District of North Carolina. Sonic intends to continue its vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows. We are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of amount accrued, for this litigation matter.
          Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at June 30, 2011 and December 31, 2010 was $5.8 million and $9.1 million, respectively, in reserves that Sonic has provided for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $3.1 million and $12.8 million at June 30, 2011 and December 31, 2010, respectively. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was $4.5 million at both June 30, 2011 and December 31, 2010.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Assets or liabilities recorded at fair value in the accompanying balance sheet as of June 30, 2011 are as follows:

	Fair Value at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Cash Flow Swaps Designated as Hedges (1)	$(28.5)	$—	$(28.5)	$—
Cash Flow Swaps not Designated as Hedges (1)	(6.2)	—	(6.2)	—

Total	$(34.7)	$—	$(34.7)	$—

(1) Included in Other Long-Term Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.
          As of June 30, 2011 and December 31, 2010, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable — floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.
          The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	June 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
		(In thousands)

9.0% Senior	$222,600	$208,698	$220,836	$208,630
Subordinated Notes (1)

8.625% Senior	$43,155	$42,703	$43,498	$42,673
Subordinated Notes (1)

5.0% Convertible	$228,131	$150,581	$215,453	$147,824
Senior Notes (1)

Mortgage Notes (2)	$120,309	$122,986	$88,119	$88,262

Notes Payable to a	$14,496	$15,950	$15,676	$17,427
Finance Company (2)

Other (2)	$5,232	$5,655	$5,311	$5,751

(1)	As determined by market quotations as of June 30,2011 and December 31,2010 (Level).
(2)	As determined by discounted cash flows (Level).
10. Subsequent Events
          On July 15, 2011, Sonic issued a redemption notice to holders of the 8.625% Notes to redeem the remaining $42.9 million in aggregate principal amount of its outstanding 8.625% Notes. Sonic will use cash on hand and available borrowings under the 2011 Credit Facilities to redeem the remaining $42.9 million in aggregate principal amount at the applicable redemption price (100% of principal redeemed) plus accrued but unpaid interest on August 16, 2011.

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
Overview
          We are one of the largest automotive retailers in the United States, operating in 15 states. As of June 30, 2011, we operated 136 dealership franchises, representing 30 different brands of cars and light trucks, at 119 locations and 24 collision repair centers. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers.
          In March 2011, a powerful earthquake off the coast of Japan produced a massive tsunami, affecting certain east coast regions of Japan. The effects of the earthquake and tsunami caused widespread damage and destruction of property and localized disruption of the power supply. These events have disrupted our Japanese manufacturer partners’ supply-chain and vehicle production capacity. As Japan continues to focus on recovering from this natural disaster, it is uncertain as to the continuing effects this event may have on these manufacturer partners’ supply-chain and production. During the second quarter ended June 30, 2011, these events resulted in lower allocations of new vehicle inventory from the Japanese import brands, which affected new vehicle revenues, new vehicle gross margins, consumer brand preferences and our ability to source used inventory through trades during the second quarter. We continue to be affected by these inventory disruptions as we enter the third quarter, however, we anticipate that inventory levels will begin to improve in late third quarter and into the fourth quarter and may be accompanied by manufacturer incentives that could affect new vehicle revenues and new vehicle gross margins through the second half of 2011.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
          The following is a detail of our new vehicle revenues by brand for the second quarter and six-month periods ended June 30, 2011 and 2010:

	Percentage of New Vehicle Revenue
	Second Quarter Ended June 30,		Six Months Ended June 30,
Brand (1)	2011	2010	2011	2010
Luxury
BMW	18.7%	16.3%	17.7%	16.2%
Mercedes	8.3%	9.7%	8.4%	10.1%
Other Luxury (4)	4.5%	3.5%	4.2%	3.3%
Cadillac	4.4%	4.9%	4.9%	5.2%
Lexus	3.4%	5.9%	4.2%	6.2%
Audi	3.4%	3.0%	3.2%	3.0%
Land Rover	2.1%	2.2%	2.0%	2.0%
Porsche	1.7%	1.7%	1.7%	1.7%
Volvo	1.6%	1.3%	1.5%	1.3%
Infiniti	1.1%	1.4%	1.2%	1.4%
Acura	0.9%	0.9%	0.9%	0.9%

Total Luxury	50.1%	50.8%	49.9%	51.3%
Mid-line Import
Honda	14.1%	15.2%	14.4%	14.8%
Toyota	9.2%	11.1%	9.9%	11.0%
Volkswagen	3.1%	2.5%	2.8%	2.3%
Hyundai	2.6%	2.3%	2.4%	2.1%
Other (3)	1.8%	0.8%	1.8%	1.3%
Nissan	1.3%	1.3%	1.2%	1.4%

Total Mid-line Import	32.1%	33.2%	32.5%	32.9%
Domestic
General Motors (2)	8.8%	6.9%	8.5%	6.7%
Ford	8.7%	8.8%	8.8%	8.9%
Chrysler (5)	0.3%	0.3%	0.3%	0.2%

Total Domestic	17.8%	16.0%	17.6%	15.8%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior period income statement data reflects reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to June 30, 2010 that had not been previously included in discontinued operations or (ii) include franchises previously held for sale that subsequently were reclassified to held and used. See Note 1 and Note 2 to our accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Buick, Chevrolet and GMC.

(3)	Includes Kia, Scion and Subaru.

(4)	Includes Hummer, Jaguar, Mini, Smart and Saab.

(5)	Includes Chrysler, Dodge and Jeep.
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

	Second Quarter Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
SAAR (in millions of vehicles)	12.1	11.3	7.1%	12.6	11.2	12.5%

Source: Bloomberg Financial Markets, via Stephens Inc.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
          Our reported new vehicle (including fleet) results are as follows:

	For the Second Quarter Ended June 30,		Better/(Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$1,035,272	$896,034	$139,238	15.5%
Gross profit	$68,512	$59,292	$9,220	15.6%
Unit sales	30,518	26,919	3,599	13.4%
Revenue per unit	$33,923	$33,286	$637	1.9%
Gross profit per unit	$2,245	$2,203	$42	1.9%
Gross profit as a % of revenue	6.6%	6.6%	0	bps

	For the Six Months Ended June 30,		Better/(Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$2,016,018	$1,674,279	$341,739	20.4%
Gross profit	$128,571	$111,873	$16,698	14.9%
Unit sales	59,902	50,051	9,851	19.7%
Revenue per unit	$33,655	$33,451	$204	0.6%
Gross profit per unit	$2,146	$2,235	$(89)	(4.0%)
Gross profit as a % of revenue	6.4%	6.7%	(30)	bps
          The increase in new vehicle revenues for the second quarter and six-month periods ended June 30, 2011 was primarily driven by increases in our new unit sales volume of 13.4% and 19.7%, respectively, which outpaced industry new unit volume increases of 7.1% and 12.5%, respectively. Our new unit volume increases for the second quarter and six-month periods ended June 30, 2011 were led by our BMW/Mini and General Motors (excluding Cadillac) dealerships, which combined accounted for 66.4% and 44.4% of the year-over-year increases, respectively. For the second quarter and six-month periods ended June 30, 2011, the majority of our brands outperformed the local market performance for their respective brand.
          New vehicle sales volume for our major Japanese brands (Honda, Toyota/Scion and Lexus) suffered in the second quarter ended June 30, 2011 as a result of inventory supply reductions caused by the impact of the earthquake and tsunami that struck Japan in March 2011. For the second quarter ended June 30, 2011, our Honda dealerships were our only major Japanese brand to show positive year-over-year new unit volume gains. Gross profit per new unit increased for each of these brands as a result of demand and the reduced supply of new vehicle inventory. Due to the lack of supply of new vehicles in Japanese brands, many consumers chose to purchase other branded vehicles. As a result, several of our other mid-line import brands experienced a benefit to their new vehicle sales, including Hyundai, Kia and Volkswagen, which experienced a combined new unit volume increase of 59.3% for the second quarter ended June 30, 2011, compared to the same prior year period.
          Our luxury stores experienced new vehicle revenue increases of 14.1% and 17.0% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods, primarily due to increases in new unit volume of 14.2% and 16.7%, respectively. Luxury new vehicle gross profit per unit was relatively flat compared to the prior year periods, however, total luxury gross profit dollars were up 15.8% and 16.7% for the second quarter and six-month periods ended June 30, 2011, respectively, as a result of the higher sales volume. Gross profit as a percentage of revenue at our luxury dealerships was flat.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
          Our mid-line import new vehicle revenue improved 11.3% and 19.3% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods, primarily due to volume increases at our Hyundai, Kia and Volkswagen dealerships. For the second quarter and six-month periods ended June 30, 2011, our Honda dealerships’ new unit volume increased 2.2% and 15.6%, respectively, compared to the same prior year periods. Gross profit per new unit at our Honda dealerships increased 16.3% during the second quarter ended June 30, 2011, but decreased 7.7% for the six-month period ended June 30, 2011, compared to the same prior year periods. For the second quarter ended June 30, 2011, our Toyota/Scion dealerships’ new unit volume decreased 8.9%, but increased 3.5% for the six-month period ended June 30, 2011, compared to the same prior year periods. Gross profit per new unit at our Toyota/Scion dealerships increased 3.3% during the second quarter ended June 30, 2011, but decreased 5.2% for the six-month period ended June 30, 2011, compared to the same prior year periods. Overall mid-line import new vehicle gross profit was up 14.2% and 8.5% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods.
          Our domestic stores experienced new vehicle revenue increases of 28.8% and 33.7% for the second quarter and six-month periods ended June 30, 2011, respectively, primarily due to increases in new unit volume at our General Motors (excluding Cadillac) dealerships of 52.6% and 55.4%, respectively, compared to the same prior year periods. Gross profit per new unit from our General Motors (excluding Cadillac) dealerships decreased 29.1% and 25.4% for the second quarter and six-month periods ended June 30, 2011, respectively, however, gross profit dollars increased 8.2% and 16.0%, respectively, compared to the same prior year periods. For the second quarter and six-month periods ended June 30, 2011, our Ford dealerships’ new unit volume increased 11.8% and 16.2%, respectively, compared to the same prior year periods. Gross profit per new unit from our Ford dealerships increased 3.1% and 1.8% for second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods. Domestic fleet gross profit (included in the discussion above) increased 29.4% and 29.8% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods, primarily due to increases in fleet unit volume.
     Used Vehicles
          Our reported used vehicle results are as follows:

	For the Second Quarter Ended June 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$536,196	$466,659	$69,537	14.9%
Gross profit	$39,560	$37,586	$1,974	5.3%
Unit sales	27,141	24,382	2,759	11.3%
Revenue per unit	$19,756	$19,139	$617	3.2%
Gross profit per unit	$1,458	$1,542	$(84)	(5.4%)
Gross profit as a % of revenue	7.4%	8.1%	(70)	bps
CPO revenue	$214,513	$220,664	$(6,151)	(2.8%)
CPO unit sales	7,843	8,342	(499)	(6.0%)

	For the Six Months Ended June 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$1,018,228	$885,508	$132,720	15.0%
Gross profit	$77,804	$72,363	$5,441	7.5%
Unit sales	52,386	45,874	6,512	14.2%
Revenue per unit	$19,437	$19,303	$134	0.7%
Gross profit per unit	$1,485	$1,577	$(92)	(5.8%)
Gross profit as a % of revenue	7.6%	8.2%	(60)	bps
CPO revenue	$423,947	$424,863	$(916)	(0.2%)
CPO unit sales	15,757	15,953	(196)	(1.2%)
     The increase in used vehicle revenues for the second quarter and six-month periods ended June 30, 2011, was primarily due to the increase in volume resulting from continued implementation of our standardized used vehicle

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
merchandising process. This process allows us to purchase and price our used vehicles more competitively, market them more effectively and physically move certain used vehicles to specific dealerships within a particular region that have shown success in retailing that specific type of used vehicle. New vehicle inventory shortages from Japanese manufacturers have resulted in increased demand for particular models of used vehicles, resulting in higher costs to acquire certain used inventory as well as an increase in the sales price of specific used vehicles.
          The reduction in gross profit per unit for the second quarter and six-month periods ended June 30, 2011 was due in part to the higher cost of units sold compared to the same prior year periods. Costs were higher as a result of acquiring more used vehicle inventory through auctions than through trades (generally a higher cost to acquire through auctions than through trades). Market demand for used vehicles is also increasing, which drives auction prices higher. However, obtaining a greater number of used vehicles from auction allowed us to better implement our standardized used vehicle merchandising process, allowing us to optimize the mix of used vehicles at each dealership, increasing unit sales and overall gross profit.
     Wholesale Vehicles
          Our reported wholesale results are as follows:

	For the Second Quarter Ended June 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$41,480	$29,934	$11,546	38.6%
Gross loss	$(1,906)	$(1,820)	$(86)	(4.7%)
Unit sales	6,356	5,227	1,129	21.6%
Revenue per unit	$6,526	$5,727	$799	14.0%
Gross loss per unit	$(300)	$(348)	$48	13.8%
Gross loss as a % of revenue	(4.6%)	(6.1%)	150	bps

	For the Six Months Ended June 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$76,839	$60,739	$16,100	26.5%
Gross loss	$(2,363)	$(2,477)	$114	4.6%
Unit sales	12,000	10,355	1,645	15.9%
Revenue per unit	$6,403	$5,866	$537	9.2%
Gross loss per unit	$(197)	$(239)	$42	17.6%
Gross loss as a % of revenue	(3.1%)	(4.1%)	100	bps
          For the second quarter and six-month periods ended June 30, 2011, wholesale gross loss per unit improved compared to the same prior year periods. This is primarily due to the increased focus on retailing used vehicles (at a potential higher profit) that were previously disposed through our wholesale channels, as well as increased demand for vehicles at auction which drove up auction prices. See previous heading, “Used Vehicles”.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     Parts, Service and Collision Repair (“Fixed Operations”)
          Our reported fixed operations results are as follows:

	For the Second Quarter Ended June 30,		Better/(Worse)
	2011	2010	Change	% Change
	(In thousands)

Revenue
Parts	$157,396	$149,160	$8,236	5.5%
Service	128,864	121,959	6,905	5.7%
Collision repair	13,263	12,666	597	4.7%

Total	$299,523	$283,785	$15,738	5.5%

Gross profit
Parts	$52,363	$49,621	$2,742	5.5%
Service	88,492	85,406	3,086	3.6%
Collision repair	6,930	6,777	153	2.3%

Total	$147,785	$141,804	$5,981	4.2%

Gross profit as a % of revenue
Parts	33.3%	33.3%	0	bps
Service	68.7%	70.0%	(130)	bps
Collision repair	52.3%	53.5%	(120)	bps

Total	49.3%	50.0%	(70)	bps

	For the Six Months Ended June 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands)
Revenue
Parts	$312,109	$295,189	$16,920	5.7%
Service	254,370	239,063	15,307	6.4%
Collision repair	24,814	24,705	109	0.4%

Total	$591,293	$558,957	$32,336	5.8%

Gross profit
Parts	$102,835	$98,509	$4,326	4.4%
Service	175,435	168,408	7,027	4.2%
Collision repair	13,370	13,470	(100)	(0.7%)

Total	$291,640	$280,387	$11,253	4.0%

Gross profit as a % of revenue
Parts	32.9%	33.4%	(50)	bps
Service	69.0%	70.4%	(140)	bps
Collision repair	53.9%	54.5%	(60)	bps

Total	49.3%	50.2%	(90)	bps
          Our fixed operations revenue increased 5.5% and 5.8% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods. These improvements were led by significant increases in our BMW, Lexus, Audi and Mercedes dealerships.
          Overall fixed operations customer pay revenue increased 2.8% and 1.9% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods. Our domestic, mid-line import and luxury branded stores’ customer pay increased 3.5%, 1.2%, and 3.9%, respectively, for the second quarter ended June 30, 2011, and 0.3%, 1.5%, and 2.6%, respectively, for six-month period ended June 30, 2011, compared to the same prior year periods. Warranty revenue increased 4.4% and 7.7% for the second quarter and six-month periods ended June 30, 2011, respectively, primarily due to increases at our Lexus and BMW dealerships.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
          The decrease in our overall fixed operations gross margin rate for the second quarter and six-month periods ended June 30, 2011 was primarily due to lower customer pay margin rates compared to the same prior year periods. Warranty gross margin rates increased 90 basis points and 40 basis points for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods.
     Finance, Insurance and Other (“F&I”)
          Our reported F&I results are as follows:

	For the Second Quarter Ended June 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except per unit data)

Revenue	$55,781	$45,614	$10,167	22.3%
Gross profit per retail unit (excluding fleet)	$1,005	$930	$75	8.1%

	For the Six Months Ended June 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except per unit data)

Revenue	$105,249	$86,208	$19,041	22.1%
Gross profit per retail unit (excluding fleet)	$978	$938	$40	4.3%
          F&I revenue increased for the second quarter and six-month periods ended June 30, 2011 primarily due to increases of 13.2% and 17.1% in combined new and used retail unit volume, respectively, compared to the same prior year periods. Combined new and used finance contract gross revenue improved 27.1% and 24.8% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods, due to the increase in unit volume and increases in finance contract penetration rates of 280 basis points and 240 basis points, respectively. Combined new and used service contract gross revenue increased 18.8% and 20.0% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods as a result of increases in unit volume and gross revenue per service contract.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

	For the Second Quarter Ended June 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands)
Compensation	$139,502	$133,836	$(5,666)	(4.2%)
Advertising	13,645	12,689	(956)	(7.5%)
Rent and rent related	33,261	31,936	(1,325)	(4.1%)
Other	54,031	47,097	(6,934)	(14.7%)

Total	$240,439	$225,558	$(14,881)	(6.6%)

SG&A as a % of gross profit
Compensation	45.0%	47.4%	240	bps
Advertising	4.4%	4.5%	10	bps
Rent and rent related	10.7%	11.3%	60	bps
Other	17.5%	16.7%	(80)	bps

Total	77.6%	79.9%	230	bps

	For the Six Months Ended June 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands)
Compensation	$276,061	$262,700	$(13,361)	(5.1%)
Advertising	27,313	23,804	(3,509)	(14.7%)
Rent and rent related	63,678	64,785	1,107	1.7%
Other	105,901	94,922	(10,979)	(11.6%)

Total	$472,953	$446,211	$(26,742)	(6.0%)

SG&A as a % of gross profit
Compensation	45.9%	47.9%	200	bps
Advertising	4.5%	4.3%	(20)	bps
Rent and rent related	10.6%	11.8%	120	bps
Other	17.7%	17.4%	(30)	bps

Total	78.7%	81.4%	270	bps
          The increases in overall SG&A expense dollars for the second quarter and six-month periods ended June 30, 2011 can largely be attributed to increases in revenues and gross profit. Overall SG&A expense as a percentage of gross profit improved 230 basis points and 270 basis points for the second quarter and six-month periods ended June 30, 2011, respectively. The improvements were driven primarily by improvements in compensation costs and rent as a percentage of gross profit.
          Compensation costs as a percentage of gross profit decreased 240 basis points and 200 basis points for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods, primarily due to higher gross profit levels in 2011 combined with continued efforts to align compensation with target levels of profit performance.
          As compared to the same prior year periods, total advertising costs as a percentage of gross profit decreased slightly for the second quarter ended June 30, 2011, and increased slightly for the six-month period ended June 30, 2011. During the first quarter of 2011 we were strategically increasing advertising spending, however, due to the low supply of Japanese new vehicle inventory we reduced advertising spending for these brands in the second quarter ended June 30, 2011.
          Rent and rent related expenses decreased as a percentage of gross profit for the second quarter and six-month periods ended June 30, 2011 compared to the same prior year periods, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.
          For the second quarter and six-month periods ended June 30, 2011, other SG&A expenses increased from the prior year periods due to hail damage expenses, increased real estate taxes, sales tax refunds received in the prior year periods and the timing of certain insurance expenses.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     Depreciation and Amortization
          Depreciation and amortization expense increased $1.2 million, or 13.8%, and $2.8 million, or 16.2%, for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods. These increases are primarily related to the five dealership properties that we purchased in January 2011, which we previously leased through long-term operating leases. In addition, we completed and placed into service approximately $3.1 million and $20.3 million of construction projects during the second quarter and six-month periods ended June 30, 2011, respectively.
     Other Income/Expense, Net
          Other income (expense), net, improved by approximately $7.3 million for the second quarter and six-month periods ended June 30, 2011 as a result of a $7.3 million loss on debt extinguishment related to the repurchase of $212.1 million of our 8.625% Notes in the prior year periods.
     Interest Expense, Floor Plan
          Floor plan interest expense for new vehicles decreased approximately $0.2 million, or 4.3%, for the second quarter ended June 30, 2011, and increased approximately $0.3 million, or 3.7%, for the six-month period ended June 30, 2011, compared to the same prior year periods. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships decreased to 2.44% and 2.53% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the second quarter and six-month periods ended June 30, 2010, which had weighted average rates of 2.67% and 2.65%, respectively. The weighted average floor plan balance for new vehicles increased by approximately $34.3 million and $55.8 million for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods.
          Floor plan interest expense for used vehicles decreased approximately $0.2 million, or 26.3%, and $0.1 million, or 7.8%, for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods. The weighted average used vehicle floor plan interest rate incurred by continuing dealerships decreased to 2.48% and 2.58% for the second quarter and six-month periods ended June 30, 2011, respectively, down from 3.17% and 2.67% for the second quarter and six-month periods ended June 30, 2010, respectively. The weighted average floor plan balance for used vehicles decreased by approximately $5.7 million and $4.4 million for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods.
     Interest Expense, Other, Net
          The change in interest expense, other, net, between the second quarter and six-month periods ended June 30, 2011 and 2010 is summarized in the table below:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
	Increase (Decrease)	Increase (Decrease)
	in Interest Expense	in Interest Expense
	(In millions)
Debt balances —
- Decrease in debt balances	$(0.4)	$(0.9)
Other factors —
- Increase in capitalized interest	(0.3)	(0.7)
- Incremental interest expense related to variable to fixed rate swaps (1)	0.7	0.1
- Decrease in interest expense allocation to discontinued operations	0.1	0.2
- Increase in deferred loan cost amortization	0.2	0.1
- Decrease in other expense, net	(0.5)	(0.7)

Total	$(0.2)	$(1.9)

(1)	Represent difference in cash payments to and from the counterparty.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
          During the six-month period ended June 30, 2010, we incurred interest expense for both the 9.0% Notes issued March 12, 2010 and the $200.0 million in aggregate principal of our 8.625% Notes which we redeemed on April 12, 2010 using the net proceeds from the 9.0% Notes issuance and cash on hand. As such, this double carry effect increased our interest expense by approximately $1.5 million, which affected the $0.9 million decrease for the six-month period shown in the table above.
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
     Interest Expense/Amortization, Non-Cash, Cash Flow Swaps
          We have entered into the Fixed Swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. For the Fixed Swaps not designated as hedges (changes in the fair value of notional amounts of certain cash flow swaps are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Unaudited Condensed Consolidated Statements of Income. For the second quarter and six-month periods ended June 30, 2011, these amounts included non-cash charges of $0.5 million and $0.3 million, respectively. For the second quarter and six-month periods ended June 30, 2010, these amounts included non-cash charges of $2.2 million and $3.9 million, respectively. See the heading “Derivative Instruments and Hedging Activities” in Note 6 “Long-Term Debt,” in the accompanying notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.
          For our Fixed Swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in accumulated other comprehensive income (loss), net of related income taxes in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the Fixed Swaps was $4.4 million and $8.8 million for the second quarter and six-month periods ended June 30, 2011, respectively, and $3.7 million and $8.7 million for the second quarter and six-month periods ended June 30, 2010, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income (loss) into results of operations during the next twelve months is approximately $10.8 million.
     Income Taxes
          The overall effective tax rate from continuing operations was 40.0% for the second quarter and six-month periods ended June 30, 2011. The overall effective tax rate from continuing operations was 40.4% and 41.5% for the second quarter and six-month periods ended June 30, 2010, respectively. The effective rate for the second quarter and six-month periods ended June 30, 2011 was lower than the same prior year periods due to the level of overall taxable income and the shift in the distribution of taxable income between states in which we operate. We expect the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 41.0%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     Discontinued Operations
          Significant components of results from discontinued operations were as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Loss from operations	$(1,107)	$(1,541)	$(1,481)	$(4,147)
Gain (loss) on disposal of businesses	(175)	1,082	(150)	1,353
Lease exit charges	53	(1,077)	(872)	(2,722)

Pre-tax loss	$(1,229)	$(1,536)	$(2,503)	$(5,516)

Total revenues	$—	$20,381	$—	$45,653
          Loss from discontinued operations decreased for the second quarter and six-month periods ended June 30, 2011 compared to the same prior year periods as a result of the disposition of several franchises during 2010. Lease exit charges recorded for the second quarter and six-month periods ended June 30, 2011 and 2010 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.
Liquidity and Capital Resources
          We require cash to fund debt service, operating lease obligations, working capital requirements and to finance acquisitions and invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. Our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material and adverse impact on our operations and overall liquidity.
          Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depends to a substantial degree on the cash generated from the operations of these dealership subsidiaries.
     Floor Plan Facilities
          The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) decreased to 2.44% and 2.53% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the second quarter and six-month periods ended June 30, 2010, which had weighted average rates of 2.70% and 2.67%, respectively. The weighted average interest rate for our used vehicle floor plan facility (both continuing and discontinued operations) was 2.48% and 2.58% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to 3.26% and 2.75% for the second quarter and six-month periods ended June 30, 2010, respectively.
          Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the floor plan financed vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of June 30, 2011 and expect to be in compliance with the covenants for the foreseeable future.
     Long-Term Debt and Credit Facilities
          See Note 6, “Long-Term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of our long-term debt and credit facilities and compliance with debt covenants.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
     Capital Expenditures
          Our capital expenditures generally include the purchase of land and buildings, construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. In January 2011, we purchased five dealership properties for $75.2 million which we were previously leasing through long-term operating leases, utilizing cash on hand and borrowings under the 2010 Credit Facilities. Subsequent to the purchase date, we obtained mortgage funding of $54.0 million related to these properties.
          Capital expenditures for the second quarter and six-month periods ended June 30, 2011, including this purchase of previously leased properties, were approximately $22.1 million and $112.7 million ($58.7 million, net of mortgage funding of $54.0 million), respectively. As of June 30, 2011, contractual commitments to contractors for facility construction projects totaled approximately $13.0 million.
     Stock Repurchase Program
          During the six-month period ended June 30, 2011, we repurchased approximately 292,000 shares of our Class A common stock for approximately $3.9 million. Our Board of Directors has authorized us to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. At June 30, 2011, our remaining repurchase authorization was approximately $39.6 million. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test and such test has been accepted by the administrative agent.
     Dividends
          During the second quarter ended June 30, 2011, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of June 15, 2011 to be paid on July 15, 2011. Subsequent to June 30, 2011, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for shareholders of record on September 15, 2011 to be paid on October 15, 2011. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 8.625% Notes and 9.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our dividend policy throughout 2011. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” in the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.
     Cash Flows
          For the six-month period ended June 30, 2011, net cash provided by operating activities was approximately $131.4 million. This provision of cash was comprised primarily of cash inflows related to reductions in receivables and inventories and an increase in trade accounts payable, partially offset by a decrease in notes payable — floor plan — trade. Net cash used in investing activities during the six-month period ended June 30, 2011 was approximately $111.7 million. This use of cash was primarily comprised of purchases of property and equipment. Net cash used by financing activities for the six-month period ended June 30, 2011 was approximately $30.5 million. This use of cash was primarily related to a decrease in notes payable — floor plan — non-trade partially offset by mortgage loan proceeds.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
          Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of $56.7 million and $5.1 million for the six-month periods ended June 30, 2011 and 2010, respectively. The shift between trade floor plan and non-trade floor plan during the six month period ended June 30, 2010 was primarily due to the realignment in floor plan providers under the 2010 Credit Facilities.
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
     Future Liquidity Outlook
          We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2011 Credit Facilities, real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
          Our variable rate floor plan facilities, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such instruments after considering the effect of our interest rate swaps (see below) was approximately $406.7 million at June 30, 2011. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.5 million for the six-month period ended June 30, 2011, approximately $2.3 million of which would have resulted from our floor plan facilities.
          In addition to our variable rate debt, as of June 30, 2011, approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in LIBOR interest rates of 100 basis points would not have had a significant impact on rent expense for the second quarter and six-month periods ended June 30, 2011 due to the leases containing LIBOR floors that were above the LIBOR rate during the quarter.
          We also have the Fixed Swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of the Fixed Swaps interest rates reset monthly. The fair value of these swap positions at June 30, 2011 was a liability of $34.7 million included in Other Long-Term Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. See the previous discussion of “Interest Expense/Amortization, Non-Cash, Cash Flow Swaps” in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations. We will receive and pay interest based on the following:

Notional		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.5		7.100%	one-month LIBOR	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$10.9		4.655%	one-month LIBOR	December 10, 2017
$8.5	(2)	6.860%	one-month LIBOR	August 1,2017
$6.7		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
$7.2	(2)	6.410%	one-month LIBOR	September 12, 2017
$50.0	(3)	2.767%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.240%	one-month LIBOR	July 1, 2015
$50.0	(3)	2.610%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.070%	one-month LIBOR	July 1, 2015

(1)	The one-month LIBOR rate was 0.186% at June 30,2011.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-staring swaps is July 2, 2012.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1: Legal Proceedings.
          We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in our favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. At a mediation held February 4, 2011, we reached an agreement in principle with the plaintiffs to settle this class action lawsuit, and a settlement agreement was signed by the parties on March 1, 2011. The settlement agreement was approved by the Florida state court on June 24, 2011. The terms of the approved settlement will not have a material adverse effect on our future results of operations, financial condition and cash flows.
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
          On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from one of our dealerships a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from one of our dealerships in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants’ assertions and potential damages will still have to be proven through the remainder of the arbitration. The Arbitrator stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. We will seek review of the class certification ruling by a court of competent jurisdiction and will continue to press our argument that this action is not suitable for a class-based arbitration. On July 22, 2010, the plaintiffs in this consolidated arbitration filed a Motion to Confirm the Arbitrator’s Partial Final Award on Class Certification in state court in North Carolina, Lincoln County Superior Court. On August 17, 2010, we filed to remove this North Carolina state court action to federal court, and simultaneously filed a Petition to Vacate the Arbitrator’s Partial Final Award on Class Certification, with both filings made in the United Stated District Court for the Western District of North Carolina. We intend to continue our vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. We are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of amount accrued, for this litigation matter.
          We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

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
          As a retail company, we are dependent upon others to supply us with new vehicles for retail sale and vehicle components for our parts and service operations. Significant disruptions in these supply-chains may affect the availability of new vehicles and vehicle components that are necessary to our operations.
          As a result of the March 2011 earthquake and associated tsunami affecting Japan, automotive manufacturing and automotive manufacturing support activities have been negatively affected. These automotive manufacturing and automotive manufacturing support activities served a wide range of companies globally. This includes the Japanese automotive manufacturers such as Toyota and Honda, and automotive manufactures and parts suppliers globally that source component parts from the affected regions in Japan. Although it is difficult to quantify the effect of these events or the duration of the supply-chain disruption, we believe the following may occur:
•	Lower supply of new vehicle inventory continuing through the third quarter and into the fourth quarter;

•	Higher cost of certain automotive parts while the supply-chain is disrupted;

•	Higher cost of certain new vehicle inventory (sourced either directly from manufacturers or from other franchised dealers) while supply is lower;

•	Increased demand for certain used or certified vehicles, which may increase the acquisition cost of those vehicles either through trade or auction; and

•	Supply and manufacturing disruptions affecting other major automotive manufacturers in some manner due to the reliance on certain components that are sourced in Japan.
Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.
          As of June 30, 2011, our total outstanding indebtedness was approximately $1.4 billion, including the following:
•	$746.7 million under the secured new and used inventory floor plan facilities;

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

•
$150.6 million in 5.0% Convertible Senior Notes due 2029 which are redeemable by us and which may be put to us by the holders after October 1, 2014 under certain circumstances (the “5.0% Convertible Notes”), representing $172.5 million in aggregate principal amount outstanding less unamortized discount of approximately $21.9 million;

•
$183.9 million of mortgage notes, representing $184.9 million in aggregate principal amount less unamortized net discount of approximately $1.0 million, due from June 2013 to December 2031, with a weighted average interest rate of 4.83%; and

•	$21.9 million of other secured debt, representing $20.4 million in aggregate principal amount plus unamortized premium of approximately $1.5 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
          On July 8, 2011, we replaced our 2010 Credit Facilities with the facilities discussed below. We have $175.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2011 Revolving Credit Facility”), up to $500.0 million in maximum borrowing availability for new vehicle inventory floor plan financing and up to $80.0 million in maximum borrowing availability for used vehicle inventory floor plan financing (the “2011 Floor Plan Facilities”). We refer to the 2011 Revolving Credit Facility and 2011 Floor Plan Facilities collectively as our “2011 Credit Facilities”. On a pro forma basis, as of June 30, 2011, we had $105.5 million available for additional borrowings under the 2011 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances and the market value of certain additional collateral. We are able to borrow under our 2011 Revolving Credit Facility only if, at the time of the borrowing, we can make all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2011 Floor Plan Facilities. In addition, the indentures relating to our 9.0% Notes, 8.625% Notes, 5.0% Convertible Notes and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.
          In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that commonly have initial terms of fifteen to twenty years with renewal options ranging from five to ten years. These operating leases require compliance with financial and operating covenants similar to those under our 2011 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” in the notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
          We are a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that we and our Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of our Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs’ motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. We subsequently filed a notice of appeal of the court’s class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court’s class certification, and overruled a portion of the trial court’s class certification. In November 2009, the Florida trial court granted Summary Judgment in our favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton’s claim is still pending. At a mediation held February 4, 2011, we reached an agreement in principle with the plaintiffs to settle this class action lawsuit, and a settlement agreement was signed by the parties on March 1, 2011. The settlement agreement was approved by the Florida state court on June 24, 2011. The terms of the approved settlement will not have a material adverse effect on our future results of operations, financial condition and cash flows.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
RISK FACTORS
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

	(In thousands, except per share data)

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares Purchased	Price Paid	Announced Plans or	Under the Plans or
	(1)	per Share	Programs (2)	Programs

April 2011	0	$—	0	$39,608

May 2011	0	—	0	39,608

June 2011	0	—	0	39.608

Total	0	$—	0	$39,608

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
Item 6: Exhibits.
(a) Exhibits:

Exhibit
No.	Description
10.1
Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer.

10.2	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement.
10.3	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Second Amended and Restated Credit Agreement.
10.4	Promissory Note, dated July 8, 2011, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement.
10.5	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement.
10.6	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement.
10.7	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement.
10.8	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement.
10.9	Promissory Note, dated July 8, 2011, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement.
10.10	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement.
10.11	Promissory Note, dated July 8, 2011, executed by Sonic in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement.
10.12	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement.
10.13
Second Amended and Restated Subsidiary Guaranty Agreement, Dated as of July 8, 2011, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders.

10.14
Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.

10.15
Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.

10.16	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders.
10.17
Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.

10.18
Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated July 8, 2011, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent.

10.19	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10.20	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit
No.	Description
10.21
Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.

10.22	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10.23	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10.24	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10.25
Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.

10.26	Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders.
10.27	Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders.
31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)
31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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

SONIC AUTOMOTIVE, INC.
Date: August 1, 2011	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 1, 2011	By:	/s/ DAVID P. COSPER
David P. Cosper
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
No.	Description

10.1
Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer.

10.2	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement.
10.3	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Second Amended and Restated Credit Agreement.
10.4	Promissory Note, dated July 8, 2011, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement.
10.5	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement.
10.6	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement.
10.7	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement.
10.8	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement.
10.9	Promissory Note, dated July 8, 2011, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement.
10.10	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement.
10.11	Promissory Note, dated July 8, 2011, executed by Sonic in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement.
10.12	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement.
10.13
Second Amended and Restated Subsidiary Guaranty Agreement, Dated as of July 8, 2011, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders.

10.14
Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.

10.15
Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.

10.16	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders.
10.17
Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders.

10.18
Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated July 8, 2011, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent.

10.19	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10.20	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10.21
Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit
No.	Description

10.22	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10.23	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10.24	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.
10.25
Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement.

10.26	Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders.
10.27	Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders.
31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)
31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.