Form 10-Q
period 2011-09-30
SONIC AUTOMOTIVE INC
filed 2011-10-31
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission files number 1-13395

SONIC AUTOMOTIVE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-2010790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 Colwick Road Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

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

As of October 20, 2011, there were 40,660,039 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
New vehicles	$1,058,580	$937,709	$3,074,598	$2,611,988
Used vehicles	530,969	453,815	1,549,197	1,339,323
Wholesale vehicles	48,588	47,597	125,428	108,336

Total vehicles	1,638,137	1,439,121	4,749,223	4,059,647
Parts, service and collision repair	297,951	283,741	889,243	842,697
Finance, insurance and other	56,761	47,398	162,010	133,607

Total revenues	1,992,849	1,770,260	5,800,476	5,035,951
Cost of sales:
New vehicles	(990,114)	(877,691)	(2,877,561)	(2,440,097)
Used vehicles	(495,915)	(418,576)	(1,436,339)	(1,231,720)
Wholesale vehicles	(50,931)	(49,053)	(130,134)	(112,270)

Total vehicles	(1,536,960)	(1,345,320)	(4,444,034)	(3,784,087)
Parts, service and collision repair	(152,965)	(143,141)	(452,618)	(421,711)

Total cost of sales	(1,689,925)	(1,488,461)	(4,896,652)	(4,205,798)
Gross profit	302,924	281,799	903,824	830,153
Selling, general and administrative expenses	(238,704)	(226,331)	(711,657)	(672,542)
Impairment charges	(102)	(87)	(160)	(132)
Depreciation and amortization	(10,340)	(8,731)	(30,099)	(25,729)

Operating income	53,778	46,650	161,908	131,750
Other expense:
Interest expense, floor plan	(4,348)	(5,430)	(14,766)	(15,615)
Interest expense, other, net	(15,116)	(15,226)	(45,986)	(48,024)
Interest expense, non-cash, convertible debt	(1,742)	(1,768)	(5,151)	(5,175)
Interest expense / amortization, non-cash, cash flow swaps	(313)	(1,484)	(599)	(5,402)
Other expense, net	(826)	(351)	(736)	(7,522)

Total other expense	(22,345)	(24,259)	(67,238)	(81,738)

Income from continuing operations before taxes	31,433	22,391	94,670	50,012
Provision for income taxes	(12,100)	(8,442)	(37,395)	(19,905)

Income from continuing operations	19,333	13,949	57,275	30,107
Discontinued operations:
Income (loss) from operations and the sale of discontinued franchises	104	(633)	(2,399)	(6,149)
Income tax (expense) benefit	(36)	(331)	840	1,617

Income (loss) from discontinued operations	68	(964)	(1,559)	(4,532)

Net income	$19,401	$12,985	$55,716	$25,575

Basic earnings (loss) per common share:
Earnings per share from continuing operations	$0.36	$0.26	$1.08	$0.57
Earnings (loss) per share from discontinued operations	0.01	(0.01)	(0.03)	(0.09)

Earnings per common share	$0.37	$0.25	$1.05	$0.48

Weighted average common shares outstanding	52,366	52,311	52,414	52,151

Diluted earnings (loss) per common share:
Earnings per share from continuing operations	$0.33	$0.25	$0.97	$0.56
Loss per share from discontinued operations	—	(0.02)	(0.03)	(0.07)

Earnings per common share	$0.33	$0.23	$0.94	$0.49

Weighted average common shares outstanding	65,517	65,851	65,800	65,711

Dividends declared per common share	$0.025	$—	$0.075	$—

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$19,401	$12,985	$55,716	$25,575

Other comprehensive loss before taxes:
Change in fair value of interest rate swap agreements	(4,239)	(2,202)	(5,902)	(2,183)

Total other comprehensive loss before taxes	(4,239)	(2,202)	(5,902)	(2,183)
Provision for income tax benefit related to components of other comprehensive loss	1,611	837	2,242	830

Other comprehensive loss	(2,628)	(1,365)	(3,660)	(1,353)

Comprehensive income	$16,773	$11,620	$52,056	$24,222

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$28,007	$21,842
Receivables, net	200,011	239,634
Inventories	815,567	903,221
Other current assets	23,725	25,653

Total current assets	1,067,310	1,190,350
Property and Equipment, net	542,360	436,260
Goodwill	468,465	468,516
Other Intangible Assets, net	77,907	79,149
Other Assets	82,156	76,489

Total Assets	$2,238,198	$2,250,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$425,194	$478,834
Notes payable — floor plan — non-trade	332,623	383,151
Trade accounts payable	87,360	59,719
Accrued interest	9,283	14,070
Other accrued liabilities	178,606	160,763
Current maturities of long-term debt	11,231	9,050

Total current liabilities	1,044,297	1,105,587
Long-Term Debt	559,709	546,401
Other Long-Term Liabilities	128,846	134,081
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 56,307,273 shares issued and 40,660,039 shares outstanding at September 30, 2011; 55,738,639 shares issued and 40,757,999 shares outstanding at December 31, 2010	563	557
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares outstanding at September 30, 2011 and December 31, 2010	121	121
Paid-in capital	668,638	666,961
Retained earnings	105,167	53,427
Accumulated other comprehensive loss	(22,343)	(18,683)
Treasury stock, at cost (15,647,234 Class A shares held at September 30, 2011 and 14,980,640 Class A shares held at December 31, 2010)	(246,800)	(237,688)

Total stockholders’ equity	505,346	464,695

Total Liabilities and Stockholders’ Equity	$2,238,198	$2,250,764

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Equity
BALANCE AT DECEMBER 31, 2010	55,739	$557	12,029	$121	$666,961	$53,427	$(237,688)	$(18,683)	$464,695

Shares awarded under stock compensation plans	280	3	-	-	521	-	-	-	524

Purchases of treasury stock	-	-	-	-	-	-	(9,112)	-	(9,112)

Income tax benefit associated with stock compensation plans	-	-	-	-	1,143	-	-	-	1,143
Fair value of interest rate swap agreements, net of tax benefit of $2,242	-	-	-	-	-	-	-	(3,660)	(3,660)

Derecognition of equity component of 5.0% Convertible Notes, net of tax benefit of $71	-	-	-	-	(2,659)	-	-	-	(2,659)

Stock-based compensation expense	-	-	-	-	327	-	-	-	327

Restricted stock amortization, net of forfeitures	-	-	-	-	2,348	-	-	-	2,348

Net income	-	-	-	-	-	55,716	-	-	55,716

Dividends ($0.075 per share, cumulative)	-	-	-	-	-	(3,976)	-	-	(3,976)
Other	288	3	-	-	(3)	-	-	-	-

BALANCE AT SEPTEMBER 30, 2011	56,307	$563	12,029	$121	$668,638	$105,167	$(246,800)	$(22,343)	$505,346

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,716	$25,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	30,041	25,938
Provision for bad debt expense	483	756
Other amortization	1,246	1,242
Debt issuance cost amortization	2,992	2,702
Debt discount amortization, net of premium amortization	3,911	3,872
Stock — based compensation expense	327	419
Amortization of restricted stock	2,348	1,773
Deferred income taxes	(1,280)	(656)
Equity interest in earnings of investees	(462)	(585)
Asset impairment charges	160	132
Loss (gain) on disposal of franchises and property and equipment	243	(978)
Loss on exit of leased dealerships	4,195	2,321
Loss on retirement of debt	831	7,665
Non—cash adjustments — cash flow swaps	599	5,402
Changes in assets and liabilities that relate to operations:
Receivables	38,789	65,667
Inventories	87,744	(82,768)
Other assets	(6,188)	(14,706)
Notes payable — floor plan — trade	(53,640)	221,573
Trade accounts payable and other liabilities	25,621	(27,288)

Total adjustments	137,960	212,481

Net cash provided by operating activities	193,676	238,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(135,897)	(44,039)
Proceeds from sales of property and equipment	653	979
Proceeds from sale of franchises	129	24,644
Distributions from equity investees	600	600

Net cash used in investing activities	(134,515)	(17,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on notes payable floor plan — non-trade	(50,528)	(212,722)
Borrowings on revolving credit facilities	228,002	40,000
Repayments on revolving credit facilities	(210,002)	(40,000)
Proceeds from issuance of mortgage notes	61,470	1,449
Proceeds from issuance of long-term debt	-	208,528
Principal payments on long-term debt	(17,939)	(4,673)
Repurchase of debt securities	(52,585)	(233,190)
Purchases of treasury stock	(9,112)	(1,073)
Income tax benefit associated with stock compensation plans	1,143	636
Income tax benefit associated with convertible hedge	-	205
Issuance of shares under stock compensation plans	524	1,188
Dividends paid	(3,969)	-

Net cash used in financing activities	(52,996)	(239,652)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,165	(19,412)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,842	30,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,007	$10,623

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $2,242 and $830 in 2011 and 2010, respectively)	$(3,660)	$(1,353)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$69,973	$74,778
Income taxes	$18,982	$(15,289)

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying Unaudited Condensed Consolidated Financial Statements for the third quarter and nine-month periods ended September 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2010, which were included in Sonic’s Annual Report on Form 10-K.

Recent Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to “Comprehensive Income” in the Accounting Standards Codification (“ASC”). This update requires an entity to present total net income, the components of other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for issuers with fiscal years and interim periods within those years beginning after December 15, 2011. Sonic chose to early adopt the provisions of this update (as permitted by the terms of the update) and has included separate Unaudited Condensed Consolidated Statements of Comprehensive Income immediately following its Unaudited Condensed Consolidated Statements of Income.

Lease Exit Accruals — Lease exit accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these lease exit accruals consists of the following:

(In thousands)
Balance, December 31, 2010	$43,534
Lease exit expense (1)	4,195
Payments	(6,586)

Balance, September 30, 2011	$41,143

(1)

Approximately $0.4 million is recorded in interest expense, other, net, approximately $3.6 million is recorded in selling, general and administrative expenses and approximately $0.2 million is recorded to income (loss) from operations and the sale of discontinued franchises in the accompanying Unaudited Condensed Consolidated Statements of Income.

Income Tax Expense — The overall effective tax rates for the third quarter and nine-month periods ended September 30, 2011 and 2010 are higher than federal statutory rates due to the effect of state income taxes. The overall effective tax rate from continuing operations was 38.5% and 39.5% for the third quarter and nine-month periods ended September 30, 2011, respectively. The overall effective tax rate from continuing operations was 37.7% and 39.8% for the third quarter and nine-month periods ended September 30, 2010, respectively. The effective rate for the nine-month period ended September 30, 2011 was different than the prior year period due to the level of overall taxable income and the shift in the distribution of taxable income between states in which Sonic operates.

2. Discontinued Operations

Dispositions — The operating results of disposed franchises are included in the loss from discontinued operations in Sonic’s Unaudited Condensed Consolidated Statements of Income. At September 30, 2011, there were no dealership franchises held for sale.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Loss from operations	$(413)	$(1,773)	$(1,893)	$(5,920)
Gain (loss) on disposal of businesses	(136)	829	(286)	2,182
Lease exit income (charges)	653	311	(220)	(2,411)

Pre-tax income (loss)	$104	$(633)	$(2,399)	$(6,149)

Total revenues	$—	$9,473	$—	$55,127

Lease exit charges recorded for the third quarter and nine-month periods ended September 30, 2011 and 2010 relate to interest charges, the revision of estimates on previously established lease exit accruals and adjustments for new sublease agreements. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

3. Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
New vehicles	$526,117	$628,939
Used vehicles	180,356	165,039
Parts and accessories	52,350	50,854
Other	56,744	58,389

Inventories	$815,567	$903,221

4. Property and Equipment

Property and equipment consists of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Land	$123,451	$76,357
Building and improvements	439,706	353,088
Office equipment and fixtures	88,650	77,654
Parts and service equipment	60,201	56,651
Company vehicles	8,470	8,137
Construction in progress	28,789	48,230

Total, at cost	749,267	620,117
Less: accumulated depreciation	(206,907)	(181,837)

Subtotal	542,360	438,280
Less: real estate held for sale (1)	—	(2,020)

Property and equipment, net	$542,360	$436,260

(1)   Included in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the nine-month period ended September 30, 2011, capital expenditures were approximately $135.9 million ($81.5 million, net of mortgage funding of $54.4 million). In January 2011, Sonic purchased five dealership properties for $75.2 million which it previously leased through long-term operating leases, utilizing cash on hand and borrowings under the 2010 Credit Facilities (see Note 6 for discussion on the 2010 Credit Facilities). Subsequent to the purchase date, Sonic obtained mortgage funding of $54.4 million related to these properties.

5. Goodwill and Intangible Assets

	Franchise Agreements	Gross Goodwill	Accumulated Impairment	Net Goodwill
	(In thousands)
Balance, December 31, 2010	$64,835	$1,265,241	$(796,725)	$468,516
Reductions from sales of businesses	-	(51)	-	(51)

Balance, September 30, 2011	$64,835	$1,265,190	$(796,725)	$468,465

At December 31, 2010, Sonic had $14.3 million of definite life intangibles recorded related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at September 30, 2011 was $13.1 million and was included in Other Intangible Assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets.

6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
2011 Revolving Credit Facility (1)	$18,000	$—
2010 Revolving Credit Facility (1)	—	—
Senior Subordinated Notes bearing interest at 9.0% (“9.0% Notes”)	210,000	210,000
Senior Subordinated Notes bearing interest at 8.625% (“8.625% Notes”)	—	42,855
Convertible Senior Notes bearing interest at 5.0% (“5.0% Convertible Notes”)	165,055	172,500
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	13,846	15,618
Mortgage notes to finance companies-fixed rate, bearing interest from 4.50% to 7.03%	117,568	88,262
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	61,781	45,639
Net debt discount and premium (2)	(21,139)	(25,482)
Other	5,829	6,059

	$570,940	$555,451
Less current maturities	(11,231)	(9,050)

Long-term debt	$559,709	$546,401

(1)	Interest rate on the revolving credit facility was 2.50% and 3.50% above one-month LIBOR at September 30, 2011 and December 31, 2010, respectively.

(2)

September 30, 2011 includes $1.3 million discount associated with the 9.0% Notes, $20.3 million discount associated with the 5.0% Convertible Notes, $1.4 million premium associated with notes payable to a finance company and $0.9 million discount associated with mortgage notes payable. December 31, 2010 includes $1.4 million discount associated with the 9.0% Notes, $0.2 million discount associated with the 8.625% Notes, $24.7 million discount associated with the 5.0% Convertible Notes, $1.8 million premium associated with notes payable to a finance company and $1.0 million discount associated with mortgage notes payable.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2011 Credit Facilities

On July 8, 2011, Sonic entered into an amended and restated syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2011 Floor Plan Facility”). The 2011 Revolving Credit Facility and 2011 Floor Plan Facility (collectively the “2011 Credit Facilities”) are scheduled to mature on August 15, 2016. This amendment and restatement extended the term of the previous existing syndicated credit facilities that were scheduled to mature on August 15, 2012, increased the borrowing capacity under the previous existing syndicated credit facilities by $234.0 million and modified certain covenant and compliance calculations on a prospective basis.

Availability under the 2011 Revolving Credit Facility is calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of Speedway Motorsports, Inc. (“SMI”) that are pledged as collateral, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Revolving Credit Facility may be increased at our option to $225.0 million upon satisfaction of certain conditions. A withdrawal of the pledge of SMI common stock by Sonic Financial Corporation (“SFC”), which holds the 5,000,000 shares of common stock of SMI, or a decline in the value of SMI common stock, could reduce the amount Sonic can borrow under the 2011 Revolving Credit Facility.

At September 30, 2011, the 2011 Revolving Borrowing Base was approximately $146.5 million. At September 30, 2011, Sonic had $40.3 million in outstanding letters of credit and $18.0 million in outstanding borrowings under the 2011 Revolving Credit Facility, resulting in total borrowing availability of $88.2 million under the 2011 Revolving Credit Facility.

Outstanding obligations under the 2011 Revolving Credit Facility are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries and by the pledge of 5,000,000 shares of common stock of SMI by SFC. The collateral also includes a pledge of the franchise agreements and stock or equity interests of Sonic’s dealership franchise subsidiaries, except for those dealership franchise subsidiaries where the applicable manufacturer prohibits such a pledge, in which cases the stock or equity interests of the dealership franchise subsidiary is subject to an escrow arrangement with the administrative agent. Substantially all of Sonic’s subsidiaries also guarantee its obligations under the 2011 Revolving Credit Facility.

The maturity date of the 2011 Revolving Credit Facility may in certain circumstances be accelerated (the “Springing Maturity Date”) if the share price of Sonic’s common stock falls below a certain level or if Sonic does not maintain certain liquidity levels during enumerated periods of time prior to the maturity date (including dates upon which Sonic may be compelled to repurchase such indebtedness) of certain indenture indebtedness or other indebtedness with an outstanding balance in excess of $35.0 million. In addition, availability of the 2011 Revolving Credit Facility may be curtailed during enumerated periods related to any Springing Maturity Date.

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

The amounts outstanding under the 2011 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR according to a performance-based pricing grid determined by Sonic’s Consolidated Total Debt to EBITDA Ratio (as defined in the 2011 Credit Facilities) as of the last day of the immediately preceding fiscal quarter.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Covenants

The 2011 Credit Facilities contain certain covenants, including covenants which could restrict or prohibit indebtedness, liens, payment of dividends, capital expenditures and material dispositions and acquisitions of assets, as well as other customary covenants and default provisions. Sonic was in compliance with the covenants under the 2011 Credit Facilities as of September 30, 2011 and expects to be in compliance with all such covenants for the foreseeable future. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

Covenant
	Consolidated Liquidity Ratio	Consolidated Fixed Charge Coverage Ratio	Consolidated Total Lease Adjusted Leverage Ratio
March 31, 2011 through and including March 30, 2012	≥ 1.05	≥ 1.15	≤ 5.50
March 31, 2012 and thereafter	≥ 1.10	≥ 1.20	≤ 5.50

September 30, 2011 actual	1.11	1.63	4.21

The 2011 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2011 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.5 to 1.0. At September 30, 2011, the ratio was 2.68 to 1.0.

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

The Indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of September 30, 2011.

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

8.625% Senior Subordinated Notes

On July 15, 2011, Sonic issued a redemption notice to holders of the 8.625% Notes to redeem the remaining $42.9 million in aggregate principal amount of its outstanding 8.625% Notes. Sonic used cash on hand and available borrowings under the 2011 Credit Facilities to redeem the remaining $42.9 million in aggregate principal amount at the applicable redemption price (100% of principal redeemed) plus accrued but unpaid interest on August 16, 2011. Sonic recognized a loss of $0.2 million on extinguishment of the remaining 8.625% Notes related to the write-off of remaining debt discount and capitalized deferred finance costs, recorded in other expense, net, in the accompanying Unaudited Condensed Consolidated Statements of Income.

5.0% Convertible Senior Notes

During the third quarter ended September 30, 2011, Sonic repurchased approximately $7.4 million of the aggregate outstanding principal amount of the 5.0% Convertible Notes and recorded a loss on repurchase of approximately $0.7 million recorded in other expense, net, in the accompanying Unaudited Condensed Consolidated Statements of Income.

Interest payments on the 5.0% Convertible Notes are payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2010. The 5.0% Convertible Notes mature on October 1, 2029. Sonic may redeem some or all of the 5.0% Convertible Notes for cash at any time subsequent to October 1, 2014 at a repurchase price equal to 100% of the outstanding principal amount of the notes. Holders have the right to require Sonic to purchase the 5.0% Convertible Notes on each of October 1, 2014, October 1, 2019 and October 1, 2024 or in the event of a change in control for cash at a purchase price equal to 100% of the outstanding principal amount of the notes.

Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that measurement period was less than 98% of the product of the last reported sale price of Sonic’s Class A common stock and the applicable conversion rate on each such day; (3) if Sonic calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029, to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The conversion rate is 74.7245 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.38 per share of Class A common stock. None of the conversion features of the 5.0% Convertible Notes were triggered in the nine-month period ended September 30, 2011.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of $31.0 million and a corresponding amount (net of taxes of $12.8 million) to equity, based on an estimated non-convertible borrowing rate of 10.5%. The debt discount is being amortized to interest expense through October 2014, the earliest redemption date. The unamortized debt discount was $20.3 million and $24.7 million at September 30, 2011 and December 31, 2010, respectively.

Sonic incurred interest expense related to the 5.0% Convertible Notes of approximately $2.1 million and $6.4 million for the third quarter and nine-month periods ended September 30, 2011, respectively, and $2.2 million and $6.5 million for the third quarter and nine-month periods ended September 30, 2010, respectively, recorded to interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount and deferred loan costs on the 5.0% Convertible Notes of $1.7 million and $5.2 million for the third quarter and nine-month periods ended September 30, 2011, respectively, and $1.6 million and $4.7 million for the third quarter and nine-month periods ended September 30, 2010, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Unaudited Condensed Consolidated Statements of Income.

Mortgage Notes

Mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and December 2031. The weighted average interest rate was 4.78% at September 30, 2011. Sonic purchased five dealership properties in January 2011 for $75.2 million which it previously occupied under operating lease agreements. The properties were purchased utilizing cash on hand and borrowings under the 2010 Credit Facilities. Subsequent to the purchase date, Sonic secured mortgages on these properties totaling $54.4 million and used the proceeds from these mortgages to pay down borrowings under the 2010 Credit Facilities.

Derivative Instruments and Hedging Activities

At September 30, 2011 Sonic had interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at September 30, 2011 was a liability of $39.3 million, with $14.8 million included in other accrued liabilities and $24.5 million included in Other Long-Term Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional	Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$3.4	7.100%	one-month LIBOR + 1.50%	July 10, 2017
$25.0 (2)	5.160%	one-month LIBOR	September 1, 2012
$15.0 (2)	4.965%	one-month LIBOR	September 1, 2012
$25.0 (2)	4.885%	one-month LIBOR	October 1, 2012
$10.8	4.655%	one-month LIBOR	December 10, 2017
$8.5 (2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.6	4.330%	one-month LIBOR	July 1, 2013
$100.0 (3)	3.280%	one-month LIBOR	July 1, 2015
$100.0 (3)	3.300%	one-month LIBOR	July 1, 2015
$7.2 (2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0 (3)	2.767%	one-month LIBOR	July 1, 2014
$50.0 (3)	3.240%	one-month LIBOR	July 1, 2015
$50.0 (3)	2.610%	one-month LIBOR	July 1, 2014
$50.0 (3)	3.070%	one-month LIBOR	July 1, 2015

(1)	The one-month LIBOR rate was 0.239% at September 30, 2011.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 2, 2012.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine-month period ended September 30, 2011, Sonic entered into four $50.0 million notional forward-starting interest rate cash flow swap agreements that become effective in July 2012. Two of the agreements terminate in July 2014 and the other two agreements terminate in July 2015. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in accumulated other comprehensive loss, net of related income taxes, in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity.

For the cash flow swaps not designated as hedges and amortization of amounts in accumulated other comprehensive loss related to terminated cash flow swaps, certain benefits and charges were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Unaudited Condensed Consolidated Statements of Income. For the third quarter and nine-month periods ended September 30, 2011, these amounts included non-cash charges of $0.3 million and $0.6 million, respectively. For the third quarter and nine-month periods ended September 30, 2010, these amounts included non-cash charges of $1.5 million and $5.4 million, respectively.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in accumulated other comprehensive loss, net of related income taxes, in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was $4.5 million and $13.3 million for the third quarter and nine-month periods ended September 30, 2011, respectively, and $4.4 million and $13.1 million for the third quarter and nine-month periods ended September 30, 2010, respectively. This expense is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of accumulated other comprehensive loss into results of operations during the next twelve months is approximately $9.2 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic’s contingently convertible debt issuances and stock options to purchase shares of Class A common stock under several equity compensation plans. The following table illustrates the dilutive effect of such items on earnings per share for the third quarter and nine-month periods ended September 30, 2011 and 2010:

	For the Third Quarter Ended September 30, 2011
		Income From Continuing Operations		Income From Discontinued Operations		Net Income

	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings and shares	52,366	$19,333		$68		$19,401
Effect of participating securities:
Non-vested restricted stock and stock units	—	(253)		—		(253)

Basic earnings and shares	52,366	$19,080	$0.36	$68	$0.01	$19,148	$0.37
Effect of dilutive securities:
Contingently convertible debt ( 5.0% Convertible Notes)	12,590	2,366		—		2,366
Stock compensation plans	561

Diluted earnings and shares	65,517	$21,446	$0.33	$68	$—	$21,514	$0.33

	For the Third Quarter Ended September 30, 2010
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income

	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,311	$13,949		$(964)		$12,985
Effect of participating securities:
Non-vested restricted stock and stock units	—	(137)		—		(137)

Basic earnings (loss) and shares	52,311	$13,812	$0.26	$(964)	$(0.01)	$12,848	$0.25
Effect of dilutive securities:
Contingently convertible debt ( 5.0% Convertible Notes)	12,890	2,498		16		2,514
Stock compensation plans	650

Diluted earnings (loss) and shares	65,851	$16,310	$0.25	$(948)	$(0.02)	$15,362	$0.23

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2011
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,414	$57,275		$(1,559)		$55,716
Effect of participating securities:
Non-vested restricted stock and stock units	—	(744)		—		(744)

Basic earnings (loss) and shares	52,414	$56,531	$1.08	$(1,559)	$(0.03)	$54,972	$1.05
Effect of dilutive securities:
Contingently convertible debt ( 5.0% Convertible Notes)	12,789	6,970		—		6,970
Stock compensation plans	597

Diluted earnings (loss) and shares	65,800	$63,501	$0.97	$(1,559)	$(0.03)	$61,942	$0.94

	For the Nine Months Ended September 30, 2010
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,151	$30,107		$(4,532)		$25,575
Effect of participating securities:
Non-vested restricted stock and stock units	—	(295)		—		(295)

Basic earnings (loss) and shares	52,151	$29,812	$0.57	$(4,532)	$(0.09)	$25,280	$0.48
Effect of dilutive securities:
Contingently convertible debt ( 5.0% Convertible Notes)	12,890	6,709		28		6,737
Stock compensation plans	670

Diluted earnings (loss) and shares	65,711	$36,521	$0.56	$(4,504)	$(0.07)	$32,017	$0.49

In addition to the stock options included in the table above, options to purchase approximately 2.1 million shares and 2.3 million shares of Class A common stock were outstanding at September 30, 2011 and September 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive. In addition, in the event the effect of potentially dilutive shares associated with any of Sonic’s convertible notes were anti-dilutive, the effect of those shares have also been excluded from the computation of diluted earnings per share.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting Sonic’s Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force pending a ruling on Claimants’ motion to lift the stay, which motion Sonic has opposed. Sonic intends to continue its vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows. Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of amount accrued, for this litigation matter.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at September 30, 2011 and December 31, 2010 was $1.8 million and $9.1 million, respectively, in reserves that Sonic has provided for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $3.1 million and $12.8 million at September 30, 2011 and December 31, 2010, respectively. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value of these indemnifications was not material. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was $4.5 million at both September 30, 2011 and December 31, 2010.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets or liabilities recorded at fair value in the accompanying balance sheet as of September 30, 2011 are as follows:

	Fair Value at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Cash flow swaps designated as hedges (1)	$(33.6)	$—	$(33.6)	$—
Cash flow swaps not designated as hedges (2)	(5.7)	—	(5.7)	—

Total	$(39.3)	$—	$(39.3)	$—

(1)	$11.3 million and $22.3 million are included in other accrued liabilities and Other Long-Term Liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(2)	$3.5 million and $2.2 million are included in other accrued liabilities and Other Long-Term Liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2011 and December 31, 2010, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable — floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)

9.0% Notes (1)	$222,600	$208,733	$220,836	$208,630

8.625% Notes (1)	$—	$—	$43,498	$42,673

5.0% Convertible Notes (1)	$218,285	$144,766	$215,453	$147,824

Mortgage notes (2)	$114,961	$117,568	$88,119	$88,262

Notes payable to a finance company (2)	$13,888	$15,201	$15,676	$17,427

Other (2)	$5,191	$5,605	$5,311	$5,751

(1)	As determined by market quotations as of September 30, 2011 and December 31, 2010 (Level 1).
(2)	As determined by discounted cash flows (Level 3).

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

Overview

We are one of the largest automotive retailers in the United States, operating in 15 states. As of September 30, 2011, we operated 136 dealership franchises at 119 locations (representing 30 different brands of cars and light trucks) and 24 collision repair centers. Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers.

In March 2011, a powerful earthquake off the coast of Japan produced a massive tsunami, affecting certain east coast regions of Japan. The effects of the earthquake and tsunami caused widespread damage and destruction of property and localized disruption of the power supply. These events have disrupted our Japanese manufacturer partners’ supply-chain and vehicle production capacity. As Japan continues to focus on recovering from this natural disaster, it is uncertain as to the continuing effects this event may have on these manufacturer partners’ supply-chain and production. During the third quarter and nine-month periods ended September 30, 2011, these events resulted in lower allocations of new vehicle inventory from the Japanese import brands, which affected new vehicle revenues, new vehicle gross margins, consumer brand preferences and our ability to source used inventory through trades. We are beginning to see improvement in new vehicle inventory allocations from the Japanese import brands; however, it is still uncertain when inventory levels will return to normal and how these events will impact our business in the fourth quarter of 2011 and beyond.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following is a detail of our new vehicle revenues by brand for the third quarter and nine-month periods ended September 30, 2011 and 2010:

	Percentage of New Vehicle Revenue
	Third Quarter Ended September 30,		Nine Months Ended September 30,
Brand	2011	2010	2011	2010
Luxury
BMW	19.2%	17.2%	18.2%	16.6%
Mercedes	8.2%	9.4%	8.4%	9.9%
Cadillac	5.3%	5.6%	5.1%	5.3%
Lexus	4.4%	5.5%	4.3%	5.9%
Audi	4.1%	3.1%	3.5%	3.1%
Other Luxury (3)	3.3%	3.8%	3.9%	3.5%
Land Rover	2.0%	1.7%	2.0%	1.9%
Porsche	1.6%	1.8%	1.7%	1.7%
Volvo	1.3%	1.1%	1.4%	1.2%
Infiniti	1.1%	1.6%	1.1%	1.5%
Acura	0.8%	1.0%	0.9%	1.0%

Total Luxury	51.3%	51.8%	50.5%	51.6%
Mid-line Import
Honda	11.6%	13.7%	13.4%	14.4%
Toyota	9.9%	11.6%	9.9%	11.2%
Volkswagen	3.1%	2.4%	2.9%	2.3%
Hyundai	2.5%	2.0%	2.4%	2.1%
Other (2)	2.0%	1.3%	1.9%	1.1%
Nissan	1.3%	1.3%	1.2%	1.4%

Total Mid-line Import	30.4%	32.3%	31.7%	32.5%
Domestic
Ford	9.2%	8.9%	8.9%	8.9%
General Motors (1)	8.7%	6.7%	8.6%	6.7%
Chrysler (4)	0.4%	0.3%	0.3%	0.3%

Total Domestic	18.3%	15.9%	17.8%	15.9%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes Buick, Chevrolet and GMC.

(2)	Includes Kia, Scion and Subaru.

(3)	Includes Hummer, Jaguar, Mini, Smart and Saab.

(4)	Includes Chrysler, Dodge and Jeep.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	Third Quarter Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
SAAR (in millions of vehicles)	12.4	11.6	6.9%	12.5	11.3	10.6%
Source: Bloomberg Financial Markets, via Stephens Inc.

Our reported new vehicle (including fleet) results are as follows:

	For the Third Quarter Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$1,058,580	$937,709	$120,871		12.9%
Gross profit	$68,466	$60,018	$8,448		14.1%
Unit sales	29,988	27,800	2,188		7.9%
Revenue per unit	$35,300	$33,731	$1,569		4.7%
Gross profit per unit	$2,283	$2,159	$124		5.7%
Gross profit as a % of revenue	6.5%	6.4%	10	bps

	For the Nine Months Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$3,074,598	$2,611,988	$462,610		17.7%
Gross profit	$197,037	$171,891	$25,146		14.6%
Unit sales	89,890	77,851	12,039		15.5%
Revenue per unit	$34,204	$33,551	$653		1.9%
Gross profit per unit	$2,192	$2,208	$(16)		(0.7%)
Gross profit as a % of revenue	6.4%	6.6%	(20)	bps

The increase in new vehicle revenues for the third quarter and nine-month periods ended September 30, 2011 was primarily driven by increases in our new unit sales volume, which outpaced industry new unit sales volume increases of 6.9% and 10.6%, respectively. Our new unit volume increases for the third quarter and nine-month periods ended September 30, 2011 were led by our BMW/Mini and General Motors (excluding Cadillac) dealerships, which combined accounted for 74.3% and 49.8% of the year-over-year increases, respectively. For the third quarter and nine-month periods ended September 30, 2011, the majority of our brands outperformed their local market peer group for their respective brand.

New vehicle sales volume for our major Japanese brands (Honda, Toyota/Scion and Lexus) continued to suffer in the third quarter ended September 30, 2011 as a result of inventory supply reductions caused by the impact of the earthquake and tsunami that struck Japan in March 2011. Gross profit per new unit increased for each of these brands as a result of demand and the reduced supply of new vehicle inventory. Due to the lack of supply of new vehicles in Japanese brands, we believe many consumers chose to purchase other branded vehicles. As a result, we believe several of our other mid-line import brands experienced a benefit to their new vehicle sales, including Hyundai, Kia and Volkswagen.

Our luxury stores experienced new vehicle revenue increases of 11.9% and 15.1% for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods, primarily due to increases in our new unit volume of 9.5% and 14.1%, respectively. Luxury new vehicle gross profit per unit improved slightly compared to the prior year periods and total luxury gross profit dollars were up 10.8% and 14.6% for the third quarter and nine-month periods ended September 30, 2011, respectively, as a result of the higher sales volume. Gross profit as a percentage of revenue at our luxury dealerships was relatively flat.

Our mid-line import new vehicle revenue improved 5.7% and 14.5% for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods, primarily due to new unit sales volume increases at our Hyundai, Kia and Volkswagen dealerships. This increase for the third quarter ended September 30, 2011 was offset by new unit volume decreases at our Honda and Toyota dealerships due to inventory constraints caused by the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

manufacturers’ supply disruptions. Overall mid-line import new vehicle gross profit was up 19.5% and 12.2% for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods.

Our domestic stores experienced new vehicle revenue increases of 30.7% and 32.6% for the third quarter and nine-month periods ended September 30, 2011, respectively, primarily due to increases in new unit volume at our General Motors (excluding Cadillac) dealerships of 43.2% and 51.0%, respectively, compared to the same prior year periods. For the third quarter and nine-month periods ended September 30, 2011, our Ford dealerships’ new unit volume increased 16.4% and 16.3%, respectively, compared to the same prior year periods.

Used Vehicles

Our reported used vehicle results are as follows:

	For the Third Quarter Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$530,969	$453,815	$77,154		17.0%
Gross profit	$35,054	$35,239	$(185)		(0.5%)
Unit sales	26,608	22,987	3,621		15.8%
Revenue per unit	$19,955	$19,742	$213		1.1%
Gross profit per unit	$1,317	$1,533	$(216)		(14.1%)
Gross profit as a % of revenue	6.6%	7.8%	(120)	bps

	For the Nine Months Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$1,549,197	$1,339,323	$209,874		15.7%
Gross profit	$112,858	$107,603	$5,255		4.9%
Unit sales	78,994	68,861	10,133		14.7%
Revenue per unit	$19,612	$19,450	$162		0.8%
Gross profit per unit	$1,429	$1,563	$(134)		(8.6%)
Gross profit as a % of revenue	7.3%	8.0%	(70)	bps

The increase in used vehicle revenues for the third quarter and nine-month periods ended September 30, 2011, was primarily due to the increase in volume resulting from continued implementation of our standardized used vehicle merchandising process. This process allows us to purchase and price our used vehicles more competitively and market them more effectively. During the second and third quarters of 2011, new vehicle inventory shortages from Japanese manufacturers resulted in increased demand for particular models of used vehicles, resulting in higher costs to acquire certain used inventory as well as an increase in the sales price of specific used vehicles. However, improvement in Japanese new vehicle inventory levels at our stores during the third quarter of 2011 has put pressure on certain used vehicle margins.

The decrease in gross profit per unit for the third quarter and nine-month periods ended September 30, 2011 was due in part to the higher cost of units sold compared to the same prior year periods. Costs were higher as a result of acquiring more used vehicle inventory through auctions than through trades. Despite the higher cost to acquire through auctions than through trades, obtaining a greater number of used vehicles from auctions enabled us to better implement our standardized used vehicle merchandising process, allowing us to optimize the mix of used vehicles at each dealership, increasing unit sales and overall total gross profit (including contributions from increases in fixed operations and F&I revenue).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Wholesale Vehicles

Our reported wholesale results are as follows:

	For the Third Quarter Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$48,588	$47,597	$991		2.1%
Gross loss	$(2,343)	$(1,456)	$(887)		(60.9%)
Unit sales	7,326	7,272	54		0.7%
Revenue per unit	$6,632	$6,545	$87		1.3%
Gross loss per unit	$(320)	$(200)	$(120)		(60.0%)
Gross loss as a % of revenue	(4.8%)	(3.1%)	(170)	bps

	For the Nine Months Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$125,428	$108,336	$17,092		15.8%
Gross loss	$(4,706)	$(3,934)	$(772)		(19.6%)
Unit sales	19,326	17,627	1,699		9.6%
Revenue per unit	$6,490	$6,146	$344		5.6%
Gross loss per unit	$(244)	$(223)	$(21)		(9.4%)
Gross loss as a % of revenue	(3.8%)	(3.6%)	(20)	bps

During the third quarter and nine-month periods ended September 30, 2011, there was an increase in both wholesale revenue and wholesale unit sales, as well as an increase in wholesale gross loss per unit, compared to the same prior year periods. These increases were due primarily to a focus on reducing our used vehicle inventory balance as Japanese new vehicle inventory levels began to improve toward the end of the third quarter of 2011. See previous heading, “Used Vehicles”.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Parts, Service and Collision Repair (“Fixed Operations”)

Our reported fixed operations results are as follows:

	For the Third Quarter Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands)
Revenue
Parts	$158,991	$150,871	$8,120	5.4%
Service	125,975	120,620	5,355	4.4%
Collision repair	12,985	12,250	735	6.0%

Total	$297,951	$283,741	$14,210	5.0%

Gross profit
Parts	$51,644	$50,348	$1,296	2.6%
Service	86,420	83,533	2,887	3.5%
Collision repair	6,922	6,719	203	3.0%

Total	$144,986	$140,600	$4,386	3.1%

Gross profit as a % of revenue
Parts	32.5%	33.4%	(90)	bps
Service	68.6%	69.3%	(70)	bps
Collision repair	53.3%	54.8%	(150)	bps

Total	48.7%	49.6%	(90)	bps

	For the Nine Months Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands)
Revenue
Parts	$471,100	$446,060	$25,040	5.6%
Service	380,345	359,683	20,662	5.7%
Collision repair	37,798	36,954	844	2.3%

Total	$889,243	$842,697	$46,546	5.5%

Gross profit
Parts	$154,478	$148,857	$5,621	3.8%
Service	261,855	251,941	9,914	3.9%
Collision repair	20,292	20,188	104	0.5%

Total	$436,625	$420,986	$15,639	3.7%

Gross profit as a % of revenue
Parts	32.8%	33.4%	(60)	bps
Service	68.8%	70.0%	(120)	bps
Collision repair	53.7%	54.6%	(90)	bps

Total	49.1%	50.0%	(90)	bps

Our fixed operations revenue increased 5.0% and 5.5% for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods. Overall fixed operations customer pay revenue increased 4.1% and 2.6% for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods.

Our domestic, mid-line import and luxury branded stores’ customer pay revenue increased 7.4%, 2.5%, and 4.6%, respectively, for the third quarter ended September 30, 2011, and 2.7%, 1.8%, and 3.3%, respectively, for nine-month period ended September 30, 2011, compared to the same prior year periods. The decrease in our overall fixed operations gross margin rate for the third quarter and nine-month periods ended September 30, 2011 was primarily due to incremental sales growth in lower margin activities such as wholesale parts.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Finance, Insurance and Other (“F&I”)

Our reported F&I results are as follows:

	For the Third Quarter Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except per unit data)

Revenue	$56,761	$47,398	$9,363	19.8%
Gross profit per retail unit (excludes fleet)	$1,041	$972	$69	7.1%

	For the Nine Months Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except per unit data)

Revenue	$162,010	$133,607	$28,403	21.3%
Gross profit per retail unit (excludes fleet)	$999	$950	$49	5.2%

F&I revenue increased for the third quarter and nine-month periods ended September 30, 2011 primarily due to increases of 11.9% and 15.3% in combined new and used retail unit volume, respectively, compared to the same prior year periods. F&I gross profit per unit improved due to increased penetration and pricing for both the third quarter and nine-month periods ended September 30, 2011. Finance contract gross revenue improved 23.3% and 24.3% for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods, due to the increase in unit volume and increases in finance contract penetration rates of 130 basis points and 200 basis points, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Following is information related to our SG&A expenses:

	For the Third Quarter Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands)
Compensation	$139,100	$131,805	$(7,295)	(5.5%)
Advertising	13,884	12,642	(1,242)	(9.8%)
Rent and rent related	30,591	32,365	1,774	5.5%
Other	55,129	49,519	(5,610)	(11.3%)

Total	$238,704	$226,331	$(12,373)	(5.5%)

SG&A as a % of gross profit
Compensation	45.9%	46.8%	90	bps
Advertising	4.6%	4.5%	(10)	bps
Rent and rent related	10.1%	11.5%	140	bps
Other	18.2%	17.5%	(70)	bps

Total	78.8%	80.3%	150	bps

	For the Nine Months Ended September 30,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands)
Compensation	$415,161	$394,505	$(20,656)	(5.2%)
Advertising	41,197	36,445	(4,752)	(13.0%)
Rent and rent related	94,269	97,151	2,882	3.0%
Other	161,030	144,441	(16,589)	(11.5%)

Total	$711,657	$672,542	$(39,115)	(5.8%)

SG&A as a % of gross profit
Compensation	45.9%	47.5%	160	bps
Advertising	4.6%	4.4%	(20)	bps
Rent and rent related	10.4%	11.7%	130	bps
Other	17.8%	17.4%	(40)	bps

Total	78.7%	81.0%	230	bps

The increases in overall SG&A expense dollars for the third quarter and nine-month periods ended September 30, 2011 can largely be attributed to increases in revenues and gross profit. Overall SG&A expense as a percentage of gross profit improved 150 basis points and 230 basis points for the third quarter and nine-month periods ended September 30, 2011, respectively. The improvements were driven primarily by decreases in compensation costs and rent as a percentage of gross profit.

Compensation costs as a percentage of gross profit decreased 90 basis points and 160 basis points for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods, primarily due to higher gross profit levels in 2011 combined with continued efforts to align compensation with target levels of profit performance.

As compared to the same prior year periods, total advertising costs as a percentage of gross profit increased slightly for the third quarter and nine-month periods ended September 30, 2011 as a result of our retail advertising strategy.

Rent and rent related expenses decreased as a percentage of gross profit for the third quarter and nine-month periods ended September 30, 2011 compared to the same prior year periods, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

For the third quarter and nine-month periods ended September 30, 2011, other SG&A expenses increased from the comparable prior year periods due to IT spending, hail damage expenses, increased real estate taxes, sales tax refunds received in the prior year periods and the timing of certain insurance expenses.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Depreciation and Amortization

Depreciation and amortization expense increased $1.6 million, or 18.4%, and $4.4 million, or 17.0%, for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods. These increases are primarily related to the five dealership properties that we purchased in January 2011, which we previously leased through long-term operating leases. In addition, we completed and placed into service approximately $46.3 million and $66.6 million of construction projects during the third quarter and nine-month periods ended September 30, 2011, respectively.

Interest Expense, Floor Plan

Total new and used floor plan interest expense decreased approximately $1.1 million, or 19.9%, and $0.8 million, or 5.4%, for the third quarter and nine-month periods ended September 30, 2011, compared to the same prior year periods.

Floor plan interest expense for new vehicles decreased approximately $1.3 million, or 26.2%, and $0.9 million, or 6.9%, for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods. The weighted average new vehicle floor plan interest rate incurred by continuing dealerships decreased to 2.22% and 2.44% for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the third quarter and nine-month periods ended September 30, 2010, which had weighted average rates of 2.72% and 2.67%, respectively. The weighted average floor plan balance for new vehicles decreased by approximately $70.5 million and increased $15.3 million for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods.

Floor plan interest expense for used vehicles increased approximately $0.2 million, or 37.1%, and $0.1 million, or 6.0%, for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods. The weighted average used vehicle floor plan interest rate incurred by continuing dealerships decreased to 3.00% and 2.69% for the third quarter and nine-month periods ended September 30, 2011, respectively, down from 3.15% and 2.80% for the third quarter and nine-month periods ended September 30, 2010, respectively. The weighted average floor plan balance for used vehicles increased by approximately $29.9 million and $8.6 million for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods.

Interest Expense, Other, Net

The change in interest expense, other, net, between the third quarter and nine-month periods ended September 30, 2011 and 2010 is summarized in the table below:

	Third Quarter Ended September 30	Nine Months Ended September 30
	Increase (Decrease)	Increase (Decrease)
	in Interest Expense	in Interest Expense
	(In millions)
Debt balances
Decrease in debt balances	$(0.5)	$(1.4)
Other factors
(Increase) decrease in capitalized interest	0.2	(0.5)
Incremental interest expense related to variable to fixed rate swaps (1)	0.1	0.2
Decrease in interest expense allocation to discontinued operations	—	0.2
Decrease in deferred loan cost amortization	(0.1)
Increase (decrease) in other expense, net	0.2	(0.5)

Total	$(0.1)	$(2.0)

(1)	Represent difference in cash payments to and from the counterparty.

During the nine-month period ended September 30, 2010, we incurred interest expense for both the 9.0% Notes issued March 12, 2010 and the $200.0 million in aggregate principal of our 8.625% Notes that we redeemed on April 12, 2010 using the net proceeds from the 9.0% Notes issuance and cash on hand. This double carry effect increased our interest expense by

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

approximately $1.5 million, which is included in the net $1.4 million decrease for the nine-month period shown in the table above.

We have entered into various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was $4.5 million and $13.3 million for the third quarter and nine-month periods ended September 30, 2011, respectively, and $4.4 million and $13.1 million for the third quarter and nine-month periods ended September 30, 2010, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income and in the line labeled “incremental interest expense related to variable to fixed rate swaps” in the table above.

Interest Expense/Amortization, Non-Cash, Cash Flow Swaps

For our cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in accumulated other comprehensive loss, net of related income taxes in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity. For the cash flow swaps not designated as hedges (changes in the fair value of notional amounts of certain cash flow swaps are recognized through earnings) and amortization of amounts in accumulated other comprehensive loss related to terminated cash flow swaps, certain benefits and charges were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Unaudited Condensed Consolidated Statements of Income. For the third quarter and nine-month periods ended September 30, 2011, these amounts included non-cash charges of $0.3 million and $0.6 million, respectively. For the third quarter and nine-month periods ended September 30, 2010, these amounts included non-cash charges of $1.5 million and $5.4 million, respectively. The non-cash charges for the third quarter and nine-month periods ended September 30, 2011 were lower than the same prior year periods primarily due to the amortization of an additional terminated cash flow swap in the prior year periods combined with reductions in the fair value of our cash flow swap liabilities in the current year. See the heading “Derivative Instruments and Hedging Activities” in Note 6 “Long-Term Debt,” in the accompanying notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Other Expense, Net

Other expense, net, increased by approximately $0.5 million and decreased by approximately $6.8 million for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods, as a result of losses on repurchases of our 5.0% Convertible Notes and 8.625% Notes in the current and prior year periods.

Income Taxes

The overall effective tax rate from continuing operations was 38.5% and 39.5% for the third quarter and nine-month periods ended September 30, 2011, respectively. The overall effective tax rate from continuing operations was 37.7% and 39.8% for the third quarter and nine-month periods ended September 30, 2010, respectively. The effective rate for the nine-month period ended September 30, 2011 was different than the same prior year period due to the level of overall taxable income and the shift in the distribution of taxable income between states in which we operate. We expect the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 41.0%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Loss from operations	$(413)	$(1,773)	$(1,893)	$(5,920)
Gain (loss) on disposal of businesses	(136)	829	(286)	2,182
Lease exit income (charges)	653	311	(220)	(2,411)

Pre-tax income (loss)	$104	$(633)	$(2,399)	$(6,149)

Total revenues	$—	$9,473	$—	$55,127

Income (loss) from discontinued operations improved for the third quarter and nine-month periods ended September 30, 2011 compared to the same prior year periods as a result of the disposition of several franchises during 2010. Lease exit charges recorded for the third quarter and nine-month periods ended September 30, 2011 and 2010 relate to interest charges, the revision of estimates on previously established lease exit accruals and adjustments for new sublease agreements. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, dividends on our Common Stock and to finance acquisitions and invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. Our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material and adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depends to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) decreased to 2.22% and 2.44% for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to the third quarter and nine-month periods ended September 30, 2010, which had weighted average rates of 2.74% and 2.70%, respectively. The weighted average interest rate for our used vehicle floor plan facility (both continuing and discontinued operations) was 3.00% and 2.69% for the third quarter and nine-month periods ended September 30, 2011, respectively, compared to 3.20% and 2.88% for the third quarter and nine-month periods ended September 30, 2010, respectively.

Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the floor plan financed vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of September 30, 2011 and expect to be in compliance with the covenants for the foreseeable future.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Long-Term Debt and Credit Facilities

See Note 6, “Long-Term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of our long-term debt and credit facilities and compliance with debt covenants.

Capital Expenditures

Our capital expenditures generally include the purchase of land and buildings, construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. In January 2011, we purchased five dealership properties for $75.2 million, which we were previously leasing through long-term operating leases, utilizing cash on hand and borrowings under the 2010 Credit Facilities. Subsequent to the purchase date, we obtained mortgage funding of $54.4 million related to these properties.

Capital expenditures for the nine-month period ended September 30, 2011, including this purchase of previously leased properties, were approximately $135.9 million ($81.5 million, net of mortgage funding of $54.4 million). As of September 30, 2011, contractual commitments to contractors for facility construction projects totaled approximately $5.4 million.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock or redeem securities convertible into Class A common stock. Historically, we have used this share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. During the nine-month period ended September 30, 2011, we repurchased approximately 667,000 shares of our Class A common stock for approximately $9.1 million. At September 30, 2011, our remaining repurchase authorization was approximately $34.4 million. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as discussed under the 2011 Revolving Credit Facility heading in Note 6, ‘Long-Term Debt,” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements) and the result of such test has been accepted by the administrative agent.

Dividends

During the third quarter ended September 30, 2011, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of September 15, 2011 to be paid on October 15, 2011. Subsequent to September 30, 2011, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for stockholders of record on December 15, 2011 to be paid on January 15, 2012. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 9.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” in the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

For the nine-month period ended September 30, 2011, net cash provided by operating activities was approximately $193.7 million. This provision of cash was comprised primarily of cash inflows related to operating profits, reductions in receivables and inventories and an increase in trade accounts payable, partially offset by a decrease in notes payable – floor plan – trade. Net cash used in investing activities during the nine-month period ended September 30, 2011 was approximately $134.5 million. This use of cash was primarily comprised of purchases of land, property and equipment. Net cash used in financing activities for the nine-month period ended September 30, 2011 was approximately $53.0 million. This use of cash was primarily related to a decrease in notes payable – floor plan – non-trade and repurchases of debt securities partially offset by mortgage loan proceeds.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of $143.1 million and $25.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The shift between trade floor plan and non-trade floor plan during the nine-month periods ended September 30, 2011 and 2010 was primarily due to the realignment in floor plan providers under the 2011 Credit Facilities and 2010 Credit Facilities, respectively.

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

Future Liquidity Outlook

We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2011 Credit Facilities, real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depend to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, revolving credit facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such instruments after considering the effect of our interest rate swaps (see below) was approximately $436.2 million at September 30, 2011. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $3.5 million for the nine-month period ended September 30, 2011, approximately $3.3 million of which would have resulted from our floor plan facilities.

In addition to our variable rate debt, as of September 30, 2011, approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in LIBOR interest rates of 100 basis points would not have had a significant impact on rent expense for the third quarter and nine-month periods ended September 30, 2011 due to the leases containing LIBOR floors that were above the LIBOR rate during the quarter.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps interest rates reset monthly. The fair value of these swap positions at September 30, 2011 was a liability of $39.3 million, with $14.8 million included in other accrued liabilities and $24.5 million recorded to Other Long-Term Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. See the previous discussion of “Interest Expense/Amortization, Non-Cash, Cash Flow Swaps” in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations. We will receive and pay interest based on the following:

Notional		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.4		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$10.8		4.655%	one-month LIBOR	December 10, 2017
$8.5	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.6		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
$7.2	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0	(3)	2.767%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.240%	one-month LIBOR	July 1, 2015
$50.0	(3)	2.610%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.070%	one-month LIBOR	July 1, 2015

(1)	The one-month LIBOR rate was 0.239% at September 30, 2011.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 2, 2012.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

Several private civil actions have been filed against us and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and made allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against us and 10 of our South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against us and 3 of our subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappeletti and Kathy Cappeletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration before the American Arbitration Association (the “Arbitrator”). On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.

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

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting our Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force pending a ruling on Claimants’ motion to lift the stay, which motion we have opposed. We intend to continue our vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows. We are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of amount accrued, for this litigation matter.

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

As a result of the March 2011 earthquake and associated tsunami affecting Japan, automotive manufacturing and automotive manufacturing support activities have been negatively affected. These automotive manufacturing and automotive manufacturing support activities served a wide range of companies globally. This includes the Japanese automotive manufacturers such as Toyota and Honda, and automotive manufactures and parts suppliers globally that source component parts from the affected regions in Japan. Although it is difficult to quantify the effect of these events or the duration of the supply-chain disruption, we believe the following may occur:

•	Lower supply of new vehicle inventory continuing into the fourth quarter;

•	Higher cost of certain automotive parts while the supply-chain is disrupted;

•	Higher cost of certain new vehicle inventory (sourced either directly from manufacturers or from other franchised dealers) while supply is lower;

•	Changes in demand for certain used or certified vehicles, which may affect the acquisition cost and selling price of those vehicles; and

•	Supply and manufacturing disruptions affecting other major automotive manufacturers in some manner due to the reliance on certain components that are sourced in Japan.

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of September 30, 2011, our total outstanding indebtedness was approximately $1.3 billion, including the following:

•	$757.8 million under the secured new and used inventory floor plan facilities;

•

$208.7 million in 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), representing $210.0 million in aggregate principal amount outstanding less unamortized discount of approximately $1.3 million;

•

$144.8 million in 5.0% Convertible Senior Notes due 2029 which are redeemable by us and which may be put to us by the holders after October 1, 2014 under certain circumstances (the “5.0% Convertible Notes”), representing $165.1 million in aggregate principal amount outstanding less unamortized discount of approximately $20.3 million;

•

$178.4 million of mortgage notes, representing $179.3 million in aggregate principal amount less unamortized net discount of approximately $0.9 million, due from June 2013 to December 2031, with a weighted average interest rate of 4.78%; and

•	$39.1 million of other secured debt, representing $37.7 million in aggregate principal amount plus unamortized premium of approximately $1.4 million.

On July 8, 2011, we replaced our 2010 Credit Facilities with the facilities discussed below. We have $175.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2011 Revolving Credit Facility”), up to $500.0 million in maximum borrowing availability for new vehicle inventory floor plan financing and up to $80.0 million in

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

maximum borrowing availability for used vehicle inventory floor plan financing (the “2011 Floor Plan Facilities”). We refer to the 2011 Revolving Credit Facility and 2011 Floor Plan Facilities collectively as our “2011 Credit Facilities”. As of September 30, 2011, we had $88.2 million available for additional borrowings under the 2011 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances and the market value of certain additional collateral. We are able to borrow under our 2011 Revolving Credit Facility only if, at the time of the borrowing, we can make all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2011 Floor Plan Facilities. In addition, the indentures relating to our 9.0% Notes, 5.0% Convertible Notes and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

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

Several private civil actions have been filed against us and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and made allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against us and 10 of our South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against us and 3 of our subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappeletti and Kathy Cappeletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration before the American Arbitration Association (the “Arbitrator”). On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting our Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force pending a ruling on Claimants’ motion to lift the stay, which motion we have opposed. We intend to continue our vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

	(In thousands, except per share data)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 2011	—	$—	—	$39,608

August 2011	375	13.90	375	34,399

September 2011	—	—	—	34,399

Total	375	$13.90	375	$34,399

(1)	All shares repurchased were part of publicly announced share repurchase programs
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

Under our 2011 Credit Facilities and the 9.0% Notes, share repurchases and dividends are permitted to the extent that no event of default exists and we are in compliance with certain covenants contained therein. See Note 6, “Long-term Debt,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of share repurchases and dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description
10.1*

Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.2*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.3*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.4*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.5*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.6*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.7*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.8*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.9*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.10*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.11*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.12*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.13*

Second Amended and Restated Subsidiary Guaranty Agreement, Dated as of July 8, 2011, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.14*

Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.15*

Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

10.16*

Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.17*

Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.18*

Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated July 8, 2011, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.19*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.20*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.21*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.22*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.23*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.24*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.25*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.26*

Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.27*

Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)
31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Previously

**

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

SONIC AUTOMOTIVE, INC.

Date: October 31, 2011	By:	/s/ O. BRUTON SMITH

O. Bruton Smith
Chairman and Chief Executive Officer

Date: October 31, 2011	By:	/s/ DAVID P. COSPER
David P. Cosper
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1*

Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.2*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.3*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.4*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.5*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.6*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.7*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.8*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.9*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.10*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.11*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.12*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.13*

Second Amended and Restated Subsidiary Guaranty Agreement, Dated as of July 8, 2011, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.14*

Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.15*

Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.16*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.17*

Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.18*

Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated July 8, 2011, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.19*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.20*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.21*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.22*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.23*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.24*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.25*

Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.26*

Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

10.27*

Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q filed on August 1, 2011).

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)
31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Previously

**

Pursuant to Rule406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.