Form 10-Q/A
period 2011-03-31
SONIC AUTOMOTIVE INC
filed 2012-03-05
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment No. 1”) to Sonic Automotive, Inc.’s (Sonic’s) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the “Form 10-Q”) is to amend the Form 10-Q for an error identified in Sonic’s classification of amounts between trade accounts payable and cash and cash equivalents as discussed in our Current Report on Form 8-K filed on March 5, 2012. This error had no effect on:

•	previously issued Condensed Consolidated Statements of Income, (including earnings per share),
•	non-GAAP measures of EBITDA and free cash flow,
•	Sonic’s overall liquidity position (including its borrowing base availability),
•	covenant compliance under its 2011 Credit Facilities, and
•	any years or quarterly periods prior to 2011.

The effect of this error is set forth in the table below.

	As of and for the Three-Month Period Ended March 31, 2011
(amounts in thousands)	As Reported	Adjustments	As Restated
Cash and cash equivalents	$8,355	$(5,960)	$2,395
Trade accounts payable	$87,486	$(5,960)	$81,526
Net cash provided by operating activities	$24,380	$(5,960)	$18,420

The following items in the Form 10-Q are impacted by Amendment No. 1:

1.	Part I, Item 1, “Financial Statements” is amended to:
•

correct errors in the classification of amounts between trade accounts payable and cash and cash equivalents in the Condensed Consolidated Balance Sheets and the effects of those error corrections in the Condensed Consolidated Statements of Cash Flows,

•	further explain the errors in Note 1 – Notes to Unaudited Condensed Consolidated Financial Statements, and
•

provide, for comparative purposes, restated trade accounts payable and cash and cash equivalents balances along with the associated effects on the Condensed Consolidated Statements of Cash Flows compared to originally reported balances in Note 1 – Notes to Unaudited Condensed Consolidated Financial Statements.

2.	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is amended to correct the discussion in “Liquidity and Capital Resources – Cash Flows.”
3.	Part I, Item 4, “Controls and Procedures” is amended to disclose the existence of a material weakness related to disclosure controls and procedures.
4.	Part II, Item 6, “Exhibits”

Except as set forth above, no other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-Q, have been re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	Restated March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,395	$21,842
Receivables, net	215,546	239,634
Inventories	931,236	903,221
Other current assets	31,742	25,653

Total current assets	1,180,919	1,190,350
Property and Equipment, net	515,657	436,260
Goodwill	468,465	468,516
Other Intangible Assets, net	78,735	79,149
Other Assets	74,813	76,489

Total Assets	$2,318,589	$2,250,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$461,787	$478,834
Notes payable - floor plan - non-trade	386,824	383,151
Trade accounts payable	81,526	59,719
Accrued interest	10,590	14,070
Other accrued liabilities	161,027	160,763
Current maturities of long-term debt	9,863	9,050

Total current liabilities	1,111,617	1,105,587
Long-Term Debt	598,969	546,401
Other Long-Term Liabilities	129,732	134,081
Commitments and Contingencies Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $.01 par value; 100,000,000 shares authorized; 56,160,588 shares issued and 40,888,015 shares outstanding at March 31, 2011; 55,738,639 shares issued and 40,757,999 shares outstanding at December 31, 2010	562	557
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares outstanding at March 31, 2011 and December 31, 2010	121	121
Paid-in capital	668,762	666,961
Retained earnings	67,066	53,427
Accumulated other comprehensive loss	(16,649)	(18,683)
Treasury stock, at cost (15,272,573 Class A shares held at March 31, 2011 and 14,980,640 Class A shares held at December 31, 2010)	(241,591)	(237,688)

Total stockholders’ equity	478,271	464,695

Total Liabilities and Stockholders’ Equity	$2,318,589	$2,250,764

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders’	Compre- hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Income
BALANCE AT DECEMBER 31, 2010	55,739	$557	12,029	$121	$666,961	$53,427	$(237,688)	$(18,683)	$464,695	$93,596

Shares awarded under stock compensation plans	282	3	-	-	645	-	-	-	648	-

Purchases of treasury stock	-	-	-	-	-	-	(3,903)	-	(3,903)	-

Income tax benefit associated with stockcompensation plans	-	-	-	-	498	-	-	-	498	-

Fair value of interest rate swap agreements, netof tax expense of $1,247	-	-	-	-	-	-	-	2,034	2,034	2,034

Stock-based compensation expense	-	-	-	-	108	-	-	-	108	-

Restricted stock amortization, net of forfeitures	-	-	-	-	552	-	-	-	552	-

Net income	-	-	-	-	-	14,964	-	-	14,964	14,964

Dividends ($0.025 per share)	-	-	-	-	-	(1,325)	-	-	(1,325)	-
Other	140	2	-	-	(2)	-	-	-	-	-

BALANCE AT MARCH 31, 2011	56,161	$562	12,029	$121	$668,762	$67,066	$(241,591)	$(16,649)	$478,271	$16,998

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	Restated 2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,964	$4,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	9,966	8,510
Provision for bad debt expense	111	332
Other amortization	414	414
Debt issuance cost amortization	987	1,012
Debt discount amortization, net of premium amortization	1,274	1,266
Stock - based compensation expense	107	164
Amortization of restricted stock	551	641
Deferred income taxes	(251)	(244)
Equity interest in earnings of investees	(143)	(195)
Asset impairment charges	17	44
Loss (gain) on disposal of franchises and property and equipment	11	(21)
Loss on exit of leased dealerships	1,045	1,461
Non-cash adjustments - cash flow swaps	(178)	1,683
Changes in assets and liabilities that relate to operations:
Receivables	23,977	17,574
Inventories	(28,105)	(35,881)
Other assets	(6,754)	(12,562)
Notes payable - floor plan - trade	(17,047)	195,202
Trade accounts payable and other liabilities	17,474	(9,258)

Total adjustments	3,456	170,142

Net cash provided by operating activities	18,420	174,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(90,587)	(7,766)
Proceeds from sales of property and equipment	284	(41)
Proceeds from sale of franchises	134	504
Distributions from equity investees	600	-

Net cash used in investing activities	(89,569)	(7,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan - non-trade	3,673	(190,942)
Borrowings on revolving credit facilities	122,735	40,000
Repayments on revolving credit facilities	(122,735)	(40,000)
Proceeds from issuance of long-term debt	53,950	209,839
Principal payments on long-term debt	(1,844)	(1,538)
Purchases of treasury stock	(3,903)	(783)
Income tax benefit associated with stock compensation plans	498	218
Income tax benefit associated with convertible hedge	-	66
Issuance of shares under stock compensation plans	648	175
Dividends paid	(1,320)	-

Net cash provided by financing activities	51,702	17,035

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,447)	184,028
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,842	30,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,395	$214,063

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $1,247 and $644 in 2011 and 2010, respectively)	$2,034	$868
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$25,801	$26,663
Income taxes	$1,097	$(123)

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Amendments to Previously Filed Statements – Prior to issuing its year-end financial statements, Sonic discovered it was incorrectly reclassifying balances between trade accounts payable and cash and cash equivalents. This amendment is filed to correct those errors. The table below sets forth the previously reported trade accounts payable and cash and cash equivalents balances as well as amounts reported as net cash provided by operating activities and the associated amended balances included in this report.

	As of and for the Three-Month Period Ended March 31, 2011
(amounts in thousands)	As Reported	Adjustments	As Restated

Cash and cash equivalents	$8,355	$(5,960)	$2,395
Trade accounts payable	$87,486	$(5,960)	$81,526
Net cash provided by operating activities	$24,380	$(5,960)	$18,420

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

3. Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
New vehicles	$619,237	$628,939
Used vehicles	201,872	165,039
Parts and accessories	51,923	50,854
Other	58,204	58,389

Inventories	$931,236	$903,221

4. Property and Equipment

Property and equipment consists of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Land	$120,237	$76,357
Building and improvements	398,279	353,088
Office equipment and fixtures	79,631	77,654
Parts and service equipment	57,619	56,651
Company vehicles	8,261	8,137
Construction in progress	44,440	48,230

Total, at cost	708,467	620,117
Less: accumulated depreciation	(190,790)	(181,837)

Subtotal	517,677	438,280
Less: assets held for sale (1)	(2,020)	(2,020)

Property and equipment, net	$515,657	$436,260

(1)	Included in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	In thousands)
2010 Revolving Credit Facility (1)	$-	$-
Senior Subordinated Notes bearing interest at 9.0% (“9.0% Notes”)	210,000	210,000
Senior Subordinated Notes bearing interest at 8.625% (“8.625% Notes”)	42,855	42,855
Convertible Senior Notes bearing interest at 5.0% (“5.0% Convertible Notes”)	172,500	172,500
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	15,048	15,618
Mortgage notes to finance companies-fixed rate, bearing interest from 4.50% to 7.03%	123,926	88,262
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	62,697	45,639
Net debt discount and premium (2)	(24,180)	(25,482)
Other	5,986	6,059

	$608,832	$555,451
Less current maturities	(9,863)	(9,050)

Long-term debt	$598,969	$546,401

(1)	Interest rate on the revolving credit facility was 3.50% above LIBOR at March 31, 2011 and December 31, 2010.
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

Covenant
		Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Senior
	Liquidity	Coverage	Secured Debt to
	Ratio	Ratio	EBITDA Ratio

Through March 30, 2011	> 1.00	> 1.10	< 2.25
March 31, 2011 through and including March 30, 2012	> 1.05	> 1.15	< 2.25
March 31, 2012 and thereafter	> 1.10	> 1.20	< 2.25
March 31, 2011 actual	1.15	1.45	1.50

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

Assets or liabilities recorded at fair value in the accompanying balance sheet as of March 31, 2011 are as follows:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value at Reporting Date Using:
			Significant
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In millions)
Cash Flow Swaps Designated as Hedges (1)	$(22.8)	$-	$(22.8)	$-
Cash Flow Swaps not Designated as Hedges (1)	(6.4)	-	(6.4)	-

Total	$(29.2)	$-	$(29.2)	$-

(1)	- Included in Other Long-Term Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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

Source: Bloomberg Financial Markets, via Stephens Inc.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our reported new vehicle (including fleet) results are as follows:

	For the First Quarter Ended March 31,		Better / (Worse)
	2011	2010	Change		% Change
	(in thousands, except units and per unit data)
Revenue	$980,745	$778,244	$202,501		26.0%
Gross profit	$60,059	$52,581	$7,478		14.2%
Unit sales	29,384	23,132	6,252		27.0%
Revenue per unit	$33,377	$33,644	$(267)		(0.8%)
Gross profit per unit	$2,044	$2,273	$(229)		(10.1%)
Gross profit as a % of revenue	6.1%	6.8%	(70	)bps

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Used Vehicles

Our reported used vehicle results are as follows:

	For the First Quarter Ended March 31,		Better / (Worse)
	2011	2010	Change		% Change
	(in thousands, except units and per unit data)

Revenue	$482,031	$418,849	$63,182		15.1%
Gross profit	$38,244	$34,778	$3,466		10.0%
Unit sales	25,245	21,492	3,753		17.5%
Revenue per unit	$19,094	$19,489	$(395)		(2.0%	)
Gross profit per unit	$1,515	$1,618	$(103)		(6.4%	)
Gross profit as a % of revenue	7.9%	8.3%	(40	) bps
CPO revenue	$209,433	$204,199	$5,234		2.6%
CPO unit sales	7,914	7,611	303		4.0%

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

For the first quarter ended March 31, 2011, net cash provided by operating activities was approximately $18.4 million. This provision of cash was comprised primarily of cash inflows related to a reduction in receivables and an increase in trade accounts payable, partially offset by an increase in inventories and a decrease in notes payable — floor plan — trade. Net cash used in investing activities during the first quarter ended March 31, 2011 was approximately $89.6 million. This use of cash was primarily comprised of purchases of property and equipment. Net cash provided by financing activities for the first quarter ended March 31, 2011 was approximately $51.7 million. This provision of cash was primarily comprised of mortgage loan proceeds.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of $22.1 million for the first quarter ended March 31, 2011 and net cash used in operating activities of $16.6 million for the first quarter ended March 31, 2010. The shift between trade floor plan and non-trade floor plan during the first quarter ended March 31, 2010 was primarily due to the realignment in floor plan providers under the new 2010 Credit Facilities.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of a material weakness identified related to our oversight and review procedures designed to monitor the accuracy of certain new period-end journal entries. Specifically, the control regarding our review of the journal entry initiated in January 2011 to reclassify negative book cash balances between cash and accounts payable was not operating effectively. During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, subsequent to the quarter ended March 31, 2011 but prior to the filing of this Amendment No. 1 on Form 10-Q/A, we implemented certain changes to our internal control over financial reporting to address the material weakness in our internal control over financial reporting that was identified during our year-end audit process.

Effective in February 2012, our management believes that it has corrected the primary issues that led to this deficiency. Specifically, in addition to correcting the methodology and information used to calculate this reclassification, we have enhanced our review of such period-end journal entries.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description

31. 1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)
31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SONIC AUTOMOTIVE, INC.

Date: March 5, 2012	By:	/s/ O. BRUTON SMITH

O. Bruton Smith
Chairman and Chief Executive Officer

Date: March 5, 2012	By:	/s/ DAVID P. COSPER

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