Form 10-Q/A
period 2011-06-30
SONIC AUTOMOTIVE INC
filed 2012-03-05
CIK 1043509

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment No. 1”) to Sonic Automotive, Inc.’s (Sonic’s) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q”) is to amend the Form 10-Q for errors identified in Sonic’s classification of amounts between trade accounts payable and cash and cash equivalents as discussed in our Current Report on Form 8-K filed on March 5, 2012. This error had no effect on:

•	previously issued Condensed Consolidated Statements of Income, (including earnings per share),

•	non-GAAP measures of EBITDA and free cash flow,

•	Sonic’s overall liquidity position (including its borrowing base availability),

•	covenant compliance under its 2011 Credit Facilities, and

•	any years or quarterly periods prior to 2011.

The effect of this error is set forth in the table below.

	As of and for the Six-Month Period Ended June 30, 2011
(amounts in thousands)	As Reported	Adjustments	As Restated
Cash and cash equivalents	$11,013	$(8,942)	$2,071
Trade accounts payable	$87,468	$(8,942)	$78,526

Net cash provided by operating activities	$131,370	$(8,942)	$122,428

The following items in the Form 10-Q are impacted by Amendment No. 1:

1.	Part I, Item 1, “Financial Statements” is amended to:

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

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	Restated June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,071	$21,842
Receivables, net	198,936	239,634
Inventories	861,655	903,221
Other current assets	29,307	25,653

Total current assets	1,091,969	1,190,350
Property and Equipment, net	529,567	436,260
Goodwill	468,465	468,516
Other Intangible Assets, net	78,321	79,149
Other Assets	77,225	76,489

Total Assets	$2,245,547	$2,250,764

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$438,244	$478,834
Notes payable — floor plan — non-trade	308,479	383,151
Trade accounts payable	78,526	59,719
Accrued interest	13,625	14,070
Other accrued liabilities	169,303	160,763
Current maturities of long-term debt	11,355	9,050

Total current liabilities	1,019,532	1,105,587
Long-Term Debt	596,410	546,401
Other Long-Term Liabilities	133,560	134,081
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $.01 par value; 100,000,000 shares authorized; 56,214,480 shares issued and 40,941,955 shares outstanding at June 30, 2011; 55,738,639 shares issued and 40,757,999 shares outstanding at December 31, 2010	562	557
Class B common stock; $.01 par value; 30,000,000 shares authorized; 12,029,375 shares outstanding at June 30, 2011 and December 31, 2010	121	121
Paid-in capital	669,577	666,961
Retained earnings	87,089	53,427
Accumulated other comprehensive loss	(19,714)	(18,683)
Treasury stock, at cost (15,272,525 Class A shares held at June 30, 2011 and 14,980,640 Class A shares held at December 31, 2010)	(241,590)	(237,688)

Total stockholders’ equity	496,045	464,695

Total Liabilities and Stockholders’ Equity	$2,245,547	$2,250,764

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders’	Compare- pensive Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	(Loss)
BALANCE AT DECEMBER 31, 2010	55,739	$557	12,029	$121	$666,961	$53,427	$(237,688)	$(18,683)	$464,695

Shares awarded under stock compensation plans	340	3	-	-	333	-	-	-	336	-

Purchases of treasury stock	-	-	-	-	-	-	(3,902)	-	(3,902)	-

Income tax benefit associated with stock compensation plans	-	-	-	-	663	-	-	-	663	-
Fair value of interest rate swap agreements, net of tax benefit of $632	-	-	-	-	-	-	-	(1,031)	(1,031)	(1,031)

Stock-based compensation expense	-	-	-	-	217	-	-	-	217	-

Restricted stock amortization, net of forfeitures	-	-	-	-	1,405	-	-	-	1,405	-

Net income	-	-	-	-	-	36,315	-	-	36,315	36,315

Dividends ($0.05 per share, cumulative)	-	-	-	-	-	(2,654)	-	-	(2,654)	-
Other	136	2	-	-	(2)	1	-	-	1	-

BALANCE AT JUNE 30, 2011	56,215	$562	12,029	$121	$669,577	$87,089	$(241,590)	$(19,714)	$496,045	$35,284

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	Restated 2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 36,315	$ 12,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	19,724	17,233
Provision for bad debt expense	265	602
Other amortization	831	828
Debt issuance cost amortization	1,990	1,636
Debt discount amortization, net of premium amortization	2,575	2,673
Stock — based compensation expense	217	300
Amortization of restricted stock	1,405	1,239
Deferred income taxes	(616)	(463)
Equity interest in earnings of invested	(366)	(414)
Asset impairment charges	58	45
Loss (gain) on disposal of franchises and property and equipment	135	(596)
Loss on exit of leased dealerships	4,417	2,766
Loss on retirement of debt	-	7,259
Non—cash adjustments — cash flow swaps	286	3,918
Changes in assets and liabilities that relate to operations:
Receivables	40,432	38,525
Inventories	41,589	(77,900)
Other assets	(5,047)	(17,611)
Notes payable — floor plan — trade	(40,590)	232,838
Trade accounts payable and other liabilities	18,808	(20,768)

Total adjustments	86,113	192,110

Net cash provided by operating activities	122,428	204,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(112,661)	(20,424)
Proceeds from sales of property and equipment	214	86
Proceeds from sale of franchises	129	10,728
Distributions from equity investees	600	-

Net cash used in investing activities	(111,718)	(9,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on notes payable floor plan — non-trade	(74,672)	(199,572)
Borrowings on revolving credit facilities	164,487	40,000
Repayments on revolving credit facilities	(164,487)	(40,000)
Proceeds from issuance of long-term debt	53,950	209,983
Principal payments on long-term debt	(4,212)	(3,080)
Repurchase of debt securities	-	(213,190)
Purchases of treasury stock	(3,902)	(1,049)
Income tax benefit associated with stock compensation plans	663	595
Income tax benefit associated with convertible hedge	-	134
Issuance of shares under stock compensation plans	336	1,176
Dividends paid	(2,644)	-

Net cash used in financing activities	(30,481)	(205,003)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,771)	(9,913)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,842	30,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,071	$ 20,122

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $632 in 2011 and net of tax expense of $7 in 2010)	$ (1,031)	$ 12
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$ 44,791	$ 48,473
Income taxes	$ 6,874	$ (16,441)

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Amendments to Previously Filed Statements — Prior to issuing its year-end financial statements, Sonic discovered it was incorrectly reclassifying balances between trade accounts payable and cash and cash equivalents. This amendment is filed to correct those errors. The table below sets forth the previously reported trade accounts payable and cash and cash equivalents balances as well as amounts reported as net cash provided by operating activities and the associated amended balances included in this report.

	As of and for the Six-Month Period Ended June 30, 2011
(amounts in thousands)	As Reported	Adjustments	As Restated

Cash and cash equivalents	$11,013	$(8,942)	$2,071
Trade accounts payable	$87,468	$(8,942)	$78,526

Net cash provided by operating activities	$131,370	$(8,942)	$122,428

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

3. Inventories

Inventories consist of the following:

	000000000000	000000000000
	June 30,	December 31,
	2011	2010
	(In thousands)
New vehicles	$546,639	$628,939
Used vehicles	204,611	165,039
Parts and accessories	51,972	50,854
Other	58,433	58,389

Inventories	$861,655	$903,221

4. Property and Equipment

Property and equipment consists of the following:

	000000000000	000000000000
	June 30, 2011	December 31, 2010
	(In thousands)
Land	$117,637	$76,357
Building and improvements	400,970	353,088
Office equipment and fixtures	82,788	77,654
Parts and service equipment	58,354	56,651
Company vehicles	8,447	8,137
Construction in progress	63,176	48,230

Total, at cost	731,372	620,117
Less: accumulated depreciation	(199,785)	(181,837)

Subtotal	531,587	438,280
Less: real estate held for sale (1)	(2,020)	(2,020)

Property and equipment, net	$529,567	$436,260

(1)	Included in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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

6. Long-Term Debt

Long-term debt consists of the following:

	0000000000000	0000000000000
	June 30, 2011	December 31, 2010
	(In thousands)
2010 Revolving Credit Facility (1)	$—	$—
Senior Subordinated Notes bearing interest at 9.0% (“9.0% Notes”)	210,000	210,000
Senior Subordinated Notes bearing interest at 8.625% (“8.625% Notes”)	42,855	42,855
Convertible Senior Notes bearing interest at 5.0% (“5.0% Convertible Notes”)	172,500	172,500
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	14,449	15,618
Mortgage notes to finance companies-fixed rate, bearing interest from 4.50% to 7.03%	122,986	88,262
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 4.01 percentage points above one-month LIBOR	61,917	45,639
Net debt discount and premium (2)	(22,850)	(25,482)
Other	5,908	6,059

	$607,765	$555,451
Less current maturities	(11,355)	(9,050)

Long-term debt	$596,410	$546,401

(1)	Interest rate on the revolving credit facility was 2.50% and 3.50% above LIBOR at June 30, 2011 and December 31, 2010, respectively.

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

Outstanding obligations under the 2011 Revolving Credit Facility are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries and by the pledge of 5,000,000 shares of common stock of SMI by SFC. The collateral also provides for the pledge of the franchise agreements and stock or equity interests of Sonic's dealership franchise subsidiaries, except for those dealership franchise subsidiaries where the applicable manufacturer prohibits such a pledge, in which cases the stock or equity interests of the dealership franchise subsidiary is subject to an escrow arrangement with the administrative agent. Substantially all of Sonic's subsidiaries also guarantee its obligations under the 2011 Revolving Credit Facility.

The maturity date of the 2011 Revolving Credit Facility may in certain circumstances be accelerated (the “Springing Maturity Date”) if Sonic does not maintain either a certain share price for Sonic's common stock or certain liquidity levels during enumerated periods of time prior to the maturity date (including dates upon which Sonic may be compelled to purchase such indebtedness) of certain indenture indebtedness or other indebtedness with an outstanding balance in excess of $35.0 million. In addition, availability of the 2011 Revolving Credit Facility may be curtailed during enumerated periods related to any Springing Maturity Date.

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

Sonic agreed under the 2011 Credit Facilities not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2011 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2011 Credit Facilities permit cash dividends on Sonic's Class A and Class B common stock so long as no event of default (as defined in the 2011 Credit Facilities) has occurred and is continuing and provided that Sonic remains in compliance with all financial covenants under the 2011 Credit Facilities.

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

Availability under the 2010 Revolving Credit Facility is calculated as the lesser of $150.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of SMI that were pledged as collateral, less the aggregate face amount of any outstanding letters of credit under the 2010 Revolving Credit Facility (the “2010 Revolving Borrowing Base”). The 2010 Revolving Borrowing Base was approximately $140.2 million at June 30, 2011. At June 30, 2011, Sonic had $40.8 million in outstanding letters of credit resulting in total borrowing availability of $99.4 million under the 2010 Revolving Credit Facility.

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

	september 30	september 30	september 30
Covenant
	Consolidated Liquidity Ratio	Consolidated Fixed Charge Coverage Ratio	Consolidated Total Senior Secured Debt to EBITDA Ratio
Through March 30, 2011	≥ 1.00	≥ 1.10	≤ 2.25
March 31, 2011 through and including March 30, 2012	≥ 1.05	≥ 1.15	≤ 2.25
March 31, 2012 and thereafter	≥ 1.10	≥ 1.20	≤ 2.25

June 30, 2011 actual	1.17	1.47	1.31

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

The Indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic's 9.0% Notes limits Sonic's ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic's Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of June 30, 2011.

Balances outstanding under Sonic’s 9.0% Notes are guaranteed by all of Sonic's operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor.

Sonic's obligations under the 9.0% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 9.0% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due; (2) defaults in the performance, or breach, of Sonic’s covenants under the 9.0% Notes; and (3) certain defaults under other agreements under which Sonic or its subsidiaries have outstanding indebtedness in excess of $35.0 million.

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

The 8.625% Notes are unsecured obligations that rank equal in right of payment to all of Sonic's existing and future senior subordinated indebtedness, mature on August 15, 2013 and are redeemable at par at Sonic's option after August 15, 2011.

Balances outstanding under Sonic's 8.625% Notes are guaranteed by all of Sonic's operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of Sonic's contingently convertible debt issuances and stock options to purchase shares of Class A common stock under several equity compensation plans. The following table illustrates the dilutive effect of such items on earnings per share for the second quarter and six-month periods ended June 30, 2011 and 2010:

	For the Second Quarter Ended June 30, 2011
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income

	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (Loss) and Shares	52,461	$22,151		$(800)		$21,351
Effect of Participating Securities:
Non-vested Restricted Stock and Stock Units	—	(291)		—		(291)

Basic Earnings (Loss) and Shares	52,461	$21,860	$0.42	$(800)	$(0.02)	$21,060	$0.40
Effect of Dilutive Securities:
Contingently Convertible Debt ( 5.0% Convertible Notes)	12,890	2,294		—		2,294
Stock Compensation Plans	585

Diluted Earnings (Loss) and Shares	65,936	$24,154	$0.37	$(800)	$(0.02)	$23,354	$0.35

	For the Second Quarter Ended June 30, 2010
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income

	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (Loss) and Shares	52,249	$9,592		$(1,156)		$8,436
Effect of Participating Securities:
Non-vested Restricted Stock and Stock Units	—	(94)		—		(94)

Basic Earnings (Loss) and Shares	52,249	$9,498	$0.18	$(1,156)	$(0.02)	$8,342	$0.16
Effect of Dilutive Securities:
Contingently Convertible Debt ( 5.0% Convertible Notes)	12,890	2,128		—		2,128
Stock Compensation Plans	668

Diluted Earnings (Loss) and Shares	65,807	$11,626	$0.18	$(1,156)	$(0.02)	$10,470	$0.16

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	For the Six Months Ended June 30, 2011
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
		(In thousands, except per shareamounts)
Earnings (Loss) and Shares	52,438	$37,942		$(1,627)		$36,315
Effect of Participating Securities:
Non-vested Restricted Stock and Stock Units	—	(498)		—		(498)

Basic Earnings (Loss) and Shares	52,438	$37,444	$0.71	$(1,627)	$(0.03)	$35,817	$0.68
Effect of Dilutive Securities:
Contingently Convertible Debt ( 5.0% Convertible Notes)	12,890	4,604		—		4,604
Stock Compensation Plans	615

Diluted Earnings (Loss) and Shares	65,943	$42,048	$0.64	$(1,627)	$(0.03)	$40,421	$0.61

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	For the Six Months Ended June 30, 2010
		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
		(In thousands, except per share amounts)
Earnings (Loss) and Shares	52,070	$16,158		$(3,568)		$12,590
Effect of Participating Securities:
Non-vested Restricted Stock and Stock Units	—	(160)		—		(160)

Basic Earnings (Loss) and Shares	52,070	$15,998	$0.31	$(3,568)	$(0.07)	$12,430	$0.24
Effect of Dilutive Securities:
Stock Compensation Plans	679

Diluted Earnings (Loss) and Shares	52,749	$15,998	$0.30	$(3,568)	$(0.06)	$12,430	$0.24

In addition to the stock options included in the table above, options to purchase approximately 2.2 million shares and 2.3 million shares of Class A common stock were outstanding at June 30, 2011 and June 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive. In addition, in the event the effect of potentially dilutive shares associated with any of Sonic's convertible notes were anti-dilutive, the effect of those shares have also been excluded from the computation of diluted earnings per share.

8. Contingencies

    Legal and Other Proceedings:

Sonic is a defendant in the matter of Galura, et al. v. Sonic Automotive, Inc., a private civil action filed in the Circuit Court of Hillsborough County, Florida. In this action, originally filed on December 30, 2002, the plaintiffs allege that Sonic and its Florida dealerships sold an antitheft protection product in a deceptive or otherwise illegal manner, and further sought representation on behalf of any customer of any of Sonic's Florida dealerships who purchased the antitheft protection product since December 30, 1998. The plaintiffs are seeking monetary damages and injunctive relief on behalf of this class of customers. In June 2005, the court granted the plaintiffs' motion for certification of the requested class of customers, but the court has made no finding to date regarding actual liability in this lawsuit. Sonic subsequently filed a notice of appeal of the court's class certification ruling with the Florida Court of Appeals. In April 2007, the Florida Court of Appeals affirmed a portion of the trial court's class certification, and overruled a portion of the trial court's class certification. In November 2009, the Florida trial court granted Summary Judgment in Sonic's favor against Plaintiff Enrique Galura, and his claim has been dismissed. Marisa Hazelton's claim is still pending. At a mediation held February 4, 2011, Sonic reached an agreement in principle with the plaintiffs to settle this class action lawsuit, and a settlement agreement was signed by the parties on March 1, 2011. The settlement agreement was approved by the Florida state court on June 24, 2011. The terms of the approved settlement will not have a material adverse effect on Sonic's future results of operations, financial condition and cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Several private civil actions have been filed against Sonic Automotive, Inc. and several of its dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and made allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against Sonic Automotive, Inc. and 10 of Sonic's South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs' attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against Sonic Automotive, Inc. and 3 of its subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappeletti and Kathy Cappeletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action have since been consolidated into a single proceeding in private arbitration before the American Arbitration Association. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.

On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from a Sonic dealership a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from a Sonic dealership in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants' assertions and potential damages will still have to be proven through the remainder of the arbitration. The Arbitrator stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. Sonic will seek review of the class certification ruling by a court of competent jurisdiction and will continue to press its argument that this action is not suitable for a class-based arbitration. On July 22, 2010, the plaintiffs in this consolidated arbitration filed a Motion to Confirm the Arbitrator's Partial Final Award on Class Certification in state court in North Carolina, Lincoln County Superior Court. On August 17, 2010, Sonic filed to remove this North Carolina state court action to federal court, and simultaneously filed a Petition to Vacate the Arbitrator's Partial Final Award on Class Certification, with both filings made in the United Stated District Court for the Western District of North Carolina. Sonic intends to continue its vigorous defense of this arbitration and to assert all available defenses. However, an adverse resolution of this arbitration could result in the payment of significant costs and damages, which could have a material adverse effect on Sonic's future results of operations, financial condition and cash flows. We are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of amount accrued, for this litigation matter.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic's business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic's business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at June 30, 2011 and December 31, 2010 was $5.8 million and $9.1 million, respectively, in reserves that Sonic has provided for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

Guarantees and Indemnification Obligations:

In connection with franchise dispositions, certain of Sonic's dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, Sonic's dealership subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk was approximately $106.2 million as of December 31, 2010. See Sonic's Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the terms of agreements entered into for the sale of Sonic's franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic's exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic estimates that the maximum exposure associated with these general indemnifications if the counterparties failed to perform under their contractual obligations was approximately $3.1 million and $12.8 million at June 30, 2011 and December 31, 2010, respectively. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was $4.5 million at both June 30, 2011 and December 31, 2010.

9. Fair Value Measurements

In determining fair value, Sonic uses various valuation approaches including market, income and/or cost approaches. "Fair Value Measurements and Disclosures" in the Accounting Standards Codification (the "ASC") establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Sonic. Unobservable inputs are inputs that reflect Sonic's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, Sonic's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. Sonic uses inputs that are current as of the measurement date, including during periods when the market may be abnormally high or abnormally low. Accordingly, fair value measurements can be volatile based on various factors that may or may not be within Sonic's control.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets or liabilities recorded at fair value in the accompanying balance sheet as of June 30, 2011 are as follows:

	september 30	september 30	september 30	september 30
	Fair Value at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Cash Flow Swaps Designated as Hedges (1)	$(28.5)	$—	$(28.5)	$—
Cash Flow Swaps not Designated as Hedges (1)	(6.2)	—	(6.2)	—

Total	$(34.7)	$—	$(34.7)	$—

(1)	Included in Other Long-Term Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2011 and December 31, 2010, the fair values of Sonic's financial instruments including receivables, notes receivable from finance contracts, notes payable — floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic's fixed rate long-term debt was as follows:

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

In March 2011, a powerful earthquake off the coast of Japan produced a massive tsunami, affecting certain east coast regions of Japan. The effects of the earthquake and tsunami caused widespread damage and destruction of property and localized disruption of the power supply. These events have disrupted our Japanese manufacturer partners' supply-chain and vehicle production capacity. As Japan continues to focus on recovering from this natural disaster, it is uncertain as to the continuing effects this event may have on these manufacturer partners' supply-chain and production. During the second quarter ended June 30, 2011, these events resulted in lower allocations of new vehicle inventory from the Japanese import brands, which affected new vehicle revenues, new vehicle gross margins, consumer brand preferences and our ability to source used inventory through trades during the second quarter. We continue to be affected by these inventory disruptions as we enter the third quarter, however, we anticipate that inventory levels will begin to improve in late third quarter and into the fourth quarter and may be accompanied by manufacturer incentives that could affect new vehicle revenues and new vehicle gross margins through the second half of 2011.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our mid-line import new vehicle revenue improved 11.3% and 19.3% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods, primarily due to volume increases at our Hyundai, Kia and Volkswagen dealerships. For the second quarter and six-month periods ended June 30, 2011, our Honda dealerships' new unit volume increased 2.2% and 15.6%, respectively, compared to the same prior year periods. Gross profit per new unit at our Honda dealerships increased 16.3% during the second quarter ended June 30, 2011, but decreased 7.7% for the six-month period ended June 30, 2011, compared to the same prior year periods. For the second quarter ended June 30, 2011, our Toyota/Scion dealerships' new unit volume decreased 8.9%, but increased 3.5% for the six-month period ended June 30, 2011, compared to the same prior year periods. Gross profit per new unit at our Toyota/Scion dealerships increased 3.3% during the second quarter ended June 30, 2011, but decreased 5.2% for the six-month period ended June 30, 2011, compared to the same prior year periods. Overall mid-line import new vehicle gross profit was up 14.2% and 8.5% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods.

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

Overall fixed operations customer pay revenue increased 2.8% and 1.9% for the second quarter and six-month periods ended June 30, 2011, respectively, compared to the same prior year periods. Our domestic, mid-line import and luxury branded stores' customer pay increased 3.5%, 1.2%, and 3.9%, respectively, for the second quarter ended June 30, 2011, and 0.3%, 1.5%, and 2.6%, respectively, for six-month period ended June 30, 2011, compared to the same prior year periods. Warranty revenue increased 4.4% and 7.7% for the second quarter and six-month periods ended June 30, 2011, respectively, primarily due to increases at our Lexus and BMW dealerships.

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

Interest Expense, Other, Net

The change in interest expense, other, net, between the second quarter and six-month periods ended June 30, 2011 and 2010 is summarized in the table below:

	Second Quarter Ended June 30	Six Months Ended June 30
	Increase (Decrease) in Interest Expense	Increase (Decrease) in Interest Expense
	(In millions)
Debt balances —
- Decrease in debt balances	$(0.4)	$(0.9)
Other factors —
- Increase in capitalized interest	(0.3)	(0.7)
- Incremental interest expense related to variable to fixed rate swaps (1)	0.7	0.1
- Decrease in interest expense allocation to discontinued operations	0.1	0.2
- Increase in deferred loan cost amortization	0.2	0.1
- Decrease in other expense, net	(0.5)	(0.7)

Total	$(0.2)	$(1.9)

(1)	Represent difference in cash payments to and from the counterparty.

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

Interest Expense, Non-Cash, Convertible Debt

Non-cash convertible debt interest expense is comprised of the amortization of the debt discount and deferred loan costs associated with our various convertible notes. The initial debt discount was determined based on a valuation of the debt component of these notes and is being amortized monthly to interest expense over the life of the notes. See our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the adoption of "Debt with Conversion and Other Options" in the ASC.

Interest Expense/Amortization, Non-Cash, Cash Flow Swaps

We have entered into the Fixed Swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. For the Fixed Swaps not designated as hedges (changes in the fair value of notional amounts of certain cash flow swaps are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Unaudited Condensed Consolidated Statements of Income. For the second quarter and six-month periods ended June 30, 2011, these amounts included non-cash charges of $0.5 million and $0.3 million, respectively. For the second quarter and six-month periods ended June 30, 2010, these amounts included non-cash charges of $2.2 million and $3.9 million, respectively. See the heading "Derivative Instruments and Hedging Activities” in Note 6 “Long-Term Debt,” in the accompanying notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

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

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements and to finance acquisitions and invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. Our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers' captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material and adverse impact on our operations and overall liquidity.

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

Cash Flows

For the six-month period ended June 30, 2011, net cash provided by operating activities was approximately $122.4 million. This provision of cash was comprised primarily of cash inflows related to reductions in receivables and inventories and an increase in trade accounts payable, partially offset by a decrease in notes payable — floor plan — trade. Net cash used in investing activities during the six-month period ended June 30, 2011 was approximately $111.7 million. This use of cash was primarily comprised of purchases of property and equipment. Net cash used by financing activities for the six-month period ended June 30, 2011 was approximately $30.5 million. This use of cash was primarily related to a decrease in notes payable — floor plan — non-trade partially offset by mortgage loan proceeds.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of $47.8 million and $5.1 million for the six-month periods ended June 30, 2011 and 2010, respectively. The shift between trade floor plan and non-trade floor plan during the six month period ended June 30, 2010 was primarily due to the realignment in floor plan providers under the 2010 Credit Facilities.

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” in the notes to the accompanying Unaudited Condensed Consolidated Financial Statements. See also “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” in the notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Off-Balance Sheet Arrangements

See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our off-balance sheet arrangements.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of a material weakness identified related to our oversight and review procedures designed to monitor the accuracy of certain new period-end journal entries. Specifically, the control regarding our review of the journal entry initiated in January 2011 to reclassify negative book cash balances between cash and accounts payable was not operating effectively. During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, subsequent to the quarter ended June 30, 2011 but prior to the filing of this Amendment No. 1 on Form 10-Q/A, we implemented certain changes to our internal control over financial reporting to address the material weakness in our internal control over financial reporting that was identified during our year-end audit process.

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

10.26*	Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders.
10.27*	Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders.
31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)
31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed in original Form 10-Q dated June 30, 2011.
**

Pursuant to Rule406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Forward Looking Statements

This Quarterly Report on Form 10-Q contains numerous "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

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

10.26*	Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders.
10.27*	Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders.
31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)
31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)
32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed in original Form 10-Q dated June 30, 2011.
**

Pursuant to Rule406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.