Form 10-Q/A
period 2011-09-30
SONIC AUTOMOTIVE INC
filed 2012-03-05
CIK 1043509

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment No. 1”) to Sonic Automotive, Inc.’s (Sonic’s) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Form 10-Q”) is to amend the Form 10-Q for errors identified in Sonic’s classification of amounts between trade accounts payable and cash and cash equivalents as discussed in our Current Report on

Form 8-K filed on March 5, 2012. This error had no effect on:

•	previously issued Condensed Consolidated Statements of Income, (including earnings per share),
•	non-GAAP measures of EBITDA and free cash flow,
•	Sonic’s overall liquidity position (including its borrowing base availability),
•	covenant compliance under its 2011 Credit Facilities, and
•	any years or quarterly periods prior to 2011.

The effect of this error is set forth in the table below.

	As of and for the Nine-Month Period Ended September 30, 2011
(amounts in thousands)	As Reported	Adjustments	As Restated
Cash and cash equivalents	$28,007	$(26,331)	$1,676
Trade accounts payable	$87,360	$(26,331)	$61,029

Net cash provided by operating activities	$193,676	$(26,331)	$167,345

The following items in the Form 10-Q are impacted by Amendment No. 1:

1.	Part I, Item 1, “Financial Statements” is amended to:
•

correct errors in the classification of amounts between trade accounts payable and cash and cash equivalents in the Condensed Consolidated Balance Sheets and the effects of those error corrections in the Condensed Consolidated Statements of Cash Flows,

•	further explain the errors in Note 1 – Notes to Unaudited Condensed Consolidated Financial Statements, and
•

provide, for comparative purposes, restated trade accounts payable and cash and cash equivalents balances along with the associated effects on the Condensed Consolidated Statements of Cash Flows compared to originally reported balances in Note 1—Notes to Unaudited Condensed Consolidated Financial Statements.

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

INDEX TO FORM 10-Q

Page

PART I — FINANCIAL INFORMATION	4
ITEM 1. Unaudited Condensed Consolidated Financial Statements	4
Condensed Consolidated Statements of Income – Third Quarter and Nine-month Periods Ended September 30, 2011 and September 30, 2010	4
Condensed Consolidated Statements of Comprehensive Income – Third Quarter and Nine-month Periods Ended September 30, 2011 and September 30, 2010	5
Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	6
Condensed Consolidated Statement of Stockholders’ Equity – Nine-month Period Ended September 30, 2011	7
Condensed Consolidated Statements of Cash Flows – Nine-month Periods Ended September 30, 2011 and September 30, 2010	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 4. Controls and Procedures	36
PART II — OTHER INFORMATION	37
ITEM 6. Exhibits	42
SIGNATURES	46
EXHIBIT INDEX	47
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

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	Restated September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,676	$21,842
Receivables, net	200,011	239,634
Inventories	815,567	903,221
Other current assets	23,725	25,653

Total current assets	1,040,979	1,190,350
Property and Equipment, net	542,360	436,260
Goodwill	468,465	468,516
Other Intangible Assets, net	77,907	79,149
Other Assets	82,156	76,489

Total Assets	$2,211,867	$2,250,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$425,194	$478,834
Notes payable — floor plan — non-trade	332,623	383,151
Trade accounts payable	61,029	59,719
Accrued interest	9,283	14,070
Other accrued liabilities	178,606	160,763
Current maturities of long-term debt	11,231	9,050

Total current liabilities	1,017,966	1,105,587
Long-Term Debt	559,709	546,401
Other Long-Term Liabilities	128,846	134,081
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 56,307,273 shares issued and 40,660,039 shares outstanding at September 30, 2011; 55,738,639 shares issued and 40,757,999 shares outstanding at December 31, 2010	563	557
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares outstanding at September 30, 2011 and December 31, 2010	121	121
Paid-in capital	668,638	666,961
Retained earnings	105,167	53,427
Accumulated other comprehensive loss	(22,343)	(18,683)
Treasury stock, at cost (15,647,234 Class A shares held at September 30, 2011 and 14,980,640 Class A shares held at December 31, 2010)	(246,800)	(237,688)

Total stockholders’ equity	505,346	464,695

Total Liabilities and Stockholders’ Equity	$2,211,867	$2,250,764

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

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	Restated 2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,716	$25,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	30,041	25,938
Provision for bad debt expense	483	756
Other amortization	1,246	1,242
Debt issuance cost amortization	2,992	2,702
Debt discount amortization, net of premium amortization	3,911	3,872
Stock — based compensation expense	327	419
Amortization of restricted stock	2,348	1,773
Deferred income taxes	(1,280)	(656)
Equity interest in earnings of investees	(462)	(585)
Asset impairment charges	160	132
Loss (gain) on disposal of franchises and property and equipment	243	(978)
Loss on exit of leased dealerships	4,195	2,321
Loss on retirement of debt	831	7,665
Non—cash adjustments — cash flow swaps	599	5,402
Changes in assets and liabilities that relate to operations:
Receivables	38,789	65,667
Inventories	87,744	(82,768)
Other assets	(6,188)	(14,706)
Notes payable — floor plan — trade	(53,640)	221,573
Trade accounts payable and other liabilities	(710)	(27,288)

Total adjustments	111,629	212,481

Net cash provided by operating activities	167,345	238,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(135,897)	(44,039)
Proceeds from sales of property and equipment	653	979
Proceeds from sale of franchises	129	24,644
Distributions from equity investees	600	600

Net cash used in investing activities	(134,515)	(17,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on notes payable floor plan — non-trade	(50,528)	(212,722)
Borrowings on revolving credit facilities	228,002	40,000
Repayments on revolving credit facilities	(210,002)	(40,000)
Proceeds from issuance of mortgage notes	61,470	1,449
Proceeds from issuance of long-term debt	-	208,528
Principal payments on long-term debt	(17,939)	(4,673)
Repurchase of debt securities	(52,585)	(233,190)
Purchases of treasury stock	(9,112)	(1,073)
Income tax benefit associated with stock compensation plans	1,143	636
Income tax benefit associated with convertible hedge	-	205
Issuance of shares under stock compensation plans	524	1,188
Dividends paid	(3,969)	-

Net cash used in financing activities	(52,996)	(239,652)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,166)	(19,412)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,842	30,035

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,676	$10,623

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $2,242 and $830 in 2011 and 2010, respectively)	$(3,660)	$(1,353)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$69,973	$74,778
Income taxes	$18,982	$(15,289)

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

	As of and for the Nine-Month Period Ended September 30, 2011
(amounts in thousands)	As Reported	Adjustments	As Restated
Cash and cash equivalents	$28,007	$(26,331)	$1,676
Trade accounts payable	$87,360	$(26,331)	$61,029
Net cash provided by operating activities	$193,676	$(26,331)	$167,345

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

Cash Flows

For the nine-month period ended September 30, 2011, net cash provided by operating activities was approximately $167.3 million. This provision of cash was comprised primarily of cash inflows related to operating profits, reductions in receivables and inventories and an increase in trade accounts payable, partially offset by a decrease in notes payable – floor plan – trade. Net cash used in investing activities during the nine-month period ended September 30, 2011 was approximately $134.5 million. This use of cash was primarily comprised of purchases of land, property and equipment. Net cash used in financing activities for the nine-month period ended September 30, 2011 was approximately $53.0 million. This use of cash was primarily related to a decrease in notes payable – floor plan – non-trade and repurchases of debt securities partially offset by mortgage loan proceeds.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of $116.8 million and $25.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The shift between trade floor plan and non-trade floor plan during the nine-month periods ended September 30, 2011 and 2010 was primarily due to the realignment in floor plan providers under the 2011 Credit Facilities and 2010 Credit Facilities, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of a material weakness identified related to our oversight and review procedures designed to monitor the accuracy of certain new period-end journal entries. Specifically, the control regarding our review of the journal entry initiated in January 2011 to reclassify negative book cash balances between cash and accounts payable was not operating effectively. During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, subsequent to the quarter ended September 30, 2011 but prior to the filing of this Amendment No. 1 on Form 10-Q/A, we implemented certain changes to our internal control over financial reporting to address the material weakness in our internal control over financial reporting that was identified during our year-end audit process.

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