Form 10-K
period 2011-12-31
SONIC AUTOMOTIVE INC
filed 2012-03-05
CIK 1043509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13395

SONIC AUTOMOTIVE, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	56-2010790
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4401 COLWICK ROAD	28211
CHARLOTTE, NORTH CAROLINA	(Zip Code)
(Address of Principal Executive Offices)

(704) 566-2400

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Common Stock, $0.01 Par Value	New York Stock Exchange

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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $363.5 million based upon the closing sales price of the registrant’s Class A common stock on June 30, 2011 of $14.65 per share.

As of February 21, 2012 there were 40,623,650 shares of Class A common stock, par value $0.01 per share, and 12,029,375 shares of Class B common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2012 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

This Annual Report on Form 10-K contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can commonly be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	the effect of the earthquake and tsunami in Japan and flooding in Thailand on our operations;

•	vehicle sales rates and same store sales growth;

•	future liquidity trends or needs;

•	our business and growth strategies;

•	future covenant compliance;

•	our financing plans and our ability to repay or refinance existing debt when due;

•	future acquisitions or dispositions;

•	level of fuel prices;

•	industry trends; and

•	general economic trends, including employment rates and consumer confidence levels.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of this Form 10-K and elsewhere in this report, as well as:

•	the number of new and used cars sold in the United States as compared to our expectations and the expectations of the market;

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

•	our relationships with manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or complete additional acquisitions;

•	adverse resolutions of one or more significant legal proceedings against us or our dealerships;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	the terms of any refinancing of our existing indebtedness;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;

•	our ability to successfully integrate potential future acquisitions; and

•	the rate and timing of overall economic recovery or decline.

PART I

Item 1.    Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of December 31, 2011, we operated 119 dealerships in 15 states (representing 30 different brands of cars and light trucks) and 23 collision repair centers. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2011:

As of December 31, 2011, we operated dealerships in the following markets:

Market	Number of Dealerships	Percent of 2011 Total Revenue
Houston	21	23.1%
Alabama/Tennessee	16	11.1%
North/South Carolina/Georgia	13	9.8%
Los Angeles North	8	8.0%
Los Angeles South	7	7.2%
South Bay (San Francisco)	8	7.0%
Florida	10	6.4%
Mid-Atlantic	5	5.6%
North Bay (San Francisco)	9	5.5%
Dallas	4	4.6%
Ohio	4	2.9%
Oklahoma	5	2.8%
Colorado	2	2.2%
Michigan	4	1.9%
Las Vegas	3	1.9%

Total	119	100.0%

In the future, we may purchase dealerships that we believe will enrich our portfolio and divest dealerships that we believe will not yield acceptable returns over the long-term. Currently, we are not pursuing any significant acquisition opportunities. Although we believe growth through acquisitions will be a significant source of growth for us in the future, we do not see this being a significant source of growth in the near-term. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of our plans for the use of capital generated from operations. Our ability to complete acquisitions in the future will depend on many factors, including the availability of financing and the existence of any contractual provisions that may restrict our acquisition activity.

The automotive retailing industry remains highly fragmented, and we believe that further consolidation may occur over the long-term. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships.

Business Strategy

Maximize Asset Returns Through Process Execution.    We have developed standardized operating processes that are documented in operating playbooks for our dealerships. Through the continued implementation of these operating playbooks, we believe organic growth opportunities exist. Through the implementation of our standard operating practices at all of our dealerships, we believe we will be able to offer a more favorable buying experience to our customers and create efficiencies in our business processes. We believe the development, refinement and implementation of these operating processes will enhance the customer experience, make us more competitive in the marketplace and drive revenue growth across each of our revenue streams.

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

Diverse Revenue Streams.    We have multiple revenue streams. In addition to new vehicle sales, our revenue sources include used vehicle sales, which we believe are less sensitive to economic cycles and seasonal influences that exist with new vehicle sales. Our Fixed Operations sales carry a higher gross margin than new and used vehicle sales and, in the past, have not been as economically sensitive as new vehicle sales. We also offer customers assistance in obtaining financing and a range of automobile related insurance products.

Portfolio Management.    Although we are not currently pursuing any significant acquisition opportunities, our long-term growth strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2011, approximately 84.0% of our total revenue was generated by mid-line import and luxury dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels.

The following table depicts the breakdown of our new vehicle revenues by brand:

	Percentage of New Vehicle Revenue
	for the Year Ended December 31,
	2011	2010	2009
Brand
Luxury
BMW	18.7%	17.4%	17.2%
Mercedes	8.9%	9.8%	9.7%
Cadillac	5.1%	5.5%	4.6%
Lexus	4.4%	6.0%	6.2%
Audi	3.7%	3.1%	2.6%
Mini	2.9%	2.3%	3.0%
Other Luxury(1)	0.1%	0.1%	0.2%
Land Rover	2.2%	2.0%	1.7%
Porsche	1.6%	1.8%	1.5%
Volvo	1.3%	1.2%	1.4%
Infiniti	1.1%	1.4%	1.2%
Jaguar	0.9%	1.0%	0.8%
Acura	0.9%	1.0%	0.8%

Total Luxury	51.8%	52.6%	50.9%
Mid-line Import
Honda	13.2%	13.9%	15.2%
Toyota	9.7%	11.1%	11.7%
Volkswagen	2.9%	2.3%	2.1%
Hyundai	2.3%	2.0%	1.8%
Other(2)	1.7%	1.0%	0.8%
Nissan	1.1%	1.3%	1.1%

Total Mid-line Import	30.9%	31.6%	32.7%
Domestic
Ford	8.7%	8.8%	9.6%
General Motors(3)	8.2%	6.7%	6.5%
Chrysler(4)	0.4%	0.3%	0.3%

Total Domestic	17.3%	15.8%	16.4%

Total	100.0%	100.0%	100.0%

(1)	Includes Hummer, Smart and Saab.

(2)	Includes Kia, Scion and Subaru.

(3)	Includes Buick, Chevrolet and GMC.

(4)	Includes Chrysler, Dodge and Jeep.

Expand our eCommerce Capabilities.    Automotive customers have become increasingly more comfortable using technology to research their vehicle buying alternatives and communicate with dealership personnel. The internet presents a marketing, advertising and automotive sales channel that we will continue to utilize nationally to drive demand creation and demand maximization for our dealerships. Our technology platforms have given us the ability to leverage technology to more efficiently integrate systems, customize our dealership websites and use our data to improve the effectiveness of our advertising and interaction with our customers. This also allows us to market all of our products and services to a national audience and, at the same time, support the local market penetration of our individual dealerships.

Achieve High Levels of Customer Satisfaction.    We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles and service in a positive, “consumer friendly” buying environment. Several manufacturers offer specific financial incentives on a per vehicle basis if certain Customer Satisfaction Index (“CSI”) levels (which vary by manufacturer) are achieved by a dealership. In addition, all manufacturers consider CSI scores in approving acquisitions. In order to keep dealership and executive management focused on customer satisfaction, we include CSI results as a component of our incentive-based compensation programs.

Train, Develop and Retain Associates.    We believe our associates are the cornerstone of our business and crucial to our financial success. Our goal is to develop our associates and foster an environment where our associates can contribute and grow with the company. Associate satisfaction is very important to us, and we believe a high level of associate satisfaction reduces turnover and enhances our customers’ experience at our stores by pairing our customers with well-trained, seasoned associates. We believe that our comprehensive training of all employees provides us with a competitive advantage over other dealership groups.

Increase Sales of Higher Margin Products and Services.    We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products:    Each sale of a new or used vehicle gives us an opportunity to provide our customer with financing and insurance options and earn financing fees and insurance commissions. We also offer our customers the opportunity to purchase extended service contracts and other aftermarket products. We currently offer a wide range of non-recourse financing, leasing, other aftermarket products, service contracts and insurance products to our customers. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at our dealerships.

Parts, Service & Collision Repair:    Each of our dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships such as ours. As a result, our franchised dealerships are uniquely qualified and positioned to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business over the long-term by increasing service capacity, investing in sophisticated equipment and well-trained technicians, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts associated with new and used vehicle retail sales will drive further service and parts business in our dealerships as we increase the potential to retain current customers beyond the term of the standard manufacturer warranty period.

Certified Pre-Owned Vehicles:    Various manufacturers provide franchised dealers the opportunity to sell certified pre-owned (“CPO”) vehicles. This certification process extends the standard manufacturer warranty on the CPO vehicle, which we believe increases our potential to retain the pre-owned purchaser as a future parts and service customer. Since CPO warranty work can only be performed at franchised dealerships, we believe CPO warranty work will increase our Fixed Operations business.

“Value” Used Vehicle:    We believe the market for “value” vehicles (used vehicles with retail prices below $10,000) is broad and not as sensitive to market fluctuations as higher priced used vehicles. Our strategy in retailing these vehicles includes the use of technology and market data to determine optimal pricing and placement of these vehicles at our dealerships.

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

In addition, all of the states in which our dealerships currently do business require manufacturers to show “good cause” for terminating or failing to renew a dealer’s franchise or dealer agreement. Further, each of the states provides some method for dealers to challenge manufacturer attempts to establish dealerships of the same brand in their relevant market area.

Competition

The retail automotive industry is highly competitive. Depending on the geographic market, we compete both with dealers offering the same brands and product lines as ours and dealers offering other manufacturers’ vehicles. We also compete for vehicle sales with auto brokers, leasing companies and services offered on the internet that provide customer referrals to other dealerships or who broker vehicle sales between customers and other dealerships. We compete with small, local dealerships and with large multi-franchise automotive dealerships.

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

As with automobile dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes and other environmentally sensitive materials. Our business also involves the past and current operation and/or removal of above ground and underground storage tanks containing such substances or wastes. Accordingly, we are subject to regulation by federal, state and local authorities that establish health and environmental quality standards, provide for liability related to those standards and, in certain circumstances, provide penalties for violations of those standards. We are also subject to laws, ordinances and regulations governing remediation of contamination at facilities we own or operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal.

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

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	85	Chairman, Chief Executive Officer and Director
B. Scott Smith	44	President, Chief Strategic Officer and Director
Jeff Dyke	44	Executive Vice President of Operations
David P. Cosper	57	Vice Chairman and Chief Financial Officer
David B. Smith	37	Executive Vice President and Director

O. Bruton Smith, 85, is our Founder, Chairman, Chief Executive Officer and a director and has served as such since our formation in January 1997, and he currently is a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Infineon Raceway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Texas Motor Speedway, and Kentucky Speedway. He is also an executive officer or a director of most of SMI’s operating subsidiaries.

B. Scott Smith, 44, is our Co-Founder, President, Chief Strategic Officer and a director. Prior to his appointment as President in March 2007, Mr. Smith served as our Vice Chairman and Chief Strategic Officer since October 2002. He held the position of President and Chief Operating Officer from April 1997 to October 2002. Mr. Smith has been a director of our company since our organization was formed in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith, who is a son of O. Bruton Smith and brother of David B. Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over twenty years experience in the automobile dealership industry.

Jeff Dyke, 44, is our Executive Vice President of Operations and is responsible for direct oversight for all of Sonic’s retail automotive operations. From March 2007 to October 2008, Mr. Dyke served as our Division Chief Operating Officer — South East Division, where he oversaw retail automotive operations for the states of Alabama, Georgia, Florida, North Carolina, Tennessee, Texas and South Carolina. Mr. Dyke first joined Sonic in October 2005 as its Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President — Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the automotive retail industry at AutoNation from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.

David P. Cosper, 57, is our Vice Chairman and Chief Financial Officer. In March 2007, Mr. Cosper was appointed to Vice Chairman after serving as Executive Vice President since March 2006. He joined Sonic Automotive on March 1, 2006 as an Executive Vice President and became our Chief Financial Officer and Treasurer on March 16, 2006. Mr. Cosper served as Treasurer through the end of 2006 and relinquished the position in February 2007. Prior to joining Sonic, he was Vice Chairman and Chief Financial Officer of Ford Motor Credit Company, a position held since 2003. From 1979, when he joined Ford Motor Company, Mr. Cosper served in a variety of positions in Ford Motor Company and Ford Motor Credit Company, including Vice President and Treasurer of Ford Motor Credit Company and Executive Director of Corporate Finance at Ford Motor Company. In such positions, he was responsible for worldwide profit analysis and treasury matters, risk management, business planning, and competitive and strategic analysis.

David B. Smith, 37, is our Executive Vice President and a director and has served our organization beginning in October 2000. Prior to being named a director and Executive Vice President of Sonic in October 2008, Mr. Smith, also a son of O. Bruton Smith and brother of B. Scott Smith, served as our Senior Vice President of Corporate Development since March 2007. Prior to that appointment, Mr. Smith served as our Vice President of Corporate Strategy from October 2005 to March 2007, and also served us prior to that time as Dealer Operator of our Arnold Palmer Cadillac dealership from January 2004 to October 2005, our Fort Mill Ford dealership from January 2003 to January 2004, and our Town and Country Ford dealership from October 2000 to December 2002.

Employees

As of January 31, 2012, we employed approximately 9,200 associates. We believe that our relationships with our associates are good. Approximately 600 of our associates, primarily service technicians in our Northern California markets, are represented by a labor union. However, due to our dependence on automobile manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at the manufacturers’ manufacturing facilities.

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

As of December 31, 2011, our total outstanding indebtedness was approximately $1.4 billion, which includes floor plan notes payable, long-term debt and short-term debt.

We have $175.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2011 Revolving Credit Facility”), up to $500.0 million in maximum borrowing availability for new vehicle inventory floor plan financing and up to $80.0 million in maximum borrowing availability for used vehicle inventory floor plan financing (the “2011 Floor Plan Facilities”). We refer to the 2011 Revolving Credit Facility and 2011 Floor Plan Facilities collectively as our “2011 Credit Facilities.” Based on balances as of December 31, 2011, we had $129.3 million available for additional borrowings under the 2011 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances and the market value of certain additional collateral. We are able to borrow under our 2011 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2011 Floor Plan Facilities. In addition, the indentures relating to our 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), 5.0% Convertible Senior Notes due 2029 which are redeemable by us and which may be put to us by the holders after October 1, 2014 under certain circumstances (the “5.0% Convertible Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that commonly have initial terms of fifteen to twenty years with renewal options ranging from five to ten years. These operating leases require compliance with financial and operating covenants similar to those under our 2011 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the accompanying Consolidated Financial Statements.

An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness or lease obligations would have a material adverse effect on our business, financial condition or results of operations.

Our 2011 Credit Facilities, the indentures governing our 9.0% Notes and many of our facility operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross default provisions. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 9.0% Notes and 5.0% Convertible Notes under the cross default provisions in those agreements or indentures. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon our future performance.

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions, the regulatory environment and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt as it becomes due, we may be required to refinance the debt, sell assets or sell shares of our common stock on terms that we do not find attractive. Further, our failure to comply with the financial and other restrictive covenants relating to the 2011 Credit Facilities and the indentures pertaining to our outstanding notes could result in a default under these agreements that would prevent us from borrowing under the 2011 Revolving Credit Facility, which could adversely affect our business, financial condition and results of operations.

We have financed the purchase of certain dealership properties with mortgage notes that require balloon payments at the end of the notes’ terms.

Many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. As a result, we will be required to repay or refinance the remaining principal balances at the notes’ maturity dates (balloon payments). The maturity dates of these notes range from 2013 to 2018. The amounts to be refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates. In the event we do have sufficient liquidity to completely repay the remaining principal balances at maturity, we may not be able to refinance the notes at interest rates that are acceptable to us, or depending on market conditions, refinance the notes at all. Our inability to repay or refinance these notes could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon the receipt of sufficient funds from our subsidiaries.

Substantially all of our consolidated assets are held by our subsidiaries and substantially all of our consolidated cash flow and net income are generated by our subsidiaries. Accordingly, our cash flow and ability to service debt depends to a substantial degree on the results of operations of our subsidiaries and upon the ability of our subsidiaries to provide us with cash. We may receive cash from our subsidiaries in the form of dividends, loans or distributions. We may use this cash to service our debt obligations or for working capital. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt. In addition, the ability of our subsidiaries to pay dividends or make loans to us is subject to minimum net capital requirements under manufacturer franchise and dealer agreements and laws of the state in which a subsidiary is organized and depends to a significant degree on the results of operations of our subsidiaries and other business considerations.

Our 2011 Revolving Credit Facility contains restrictive provisions that may reduce our borrowing availability for the purpose of making principal payments when due to holders of our debt securities.

The maturity date of the 2011 Revolving Credit Facility may in certain circumstances be accelerated (the “Springing Maturity Date”) if the share price of our common stock falls below a certain level or if we do not maintain certain liquidity levels during enumerated periods of time prior to the maturity date of certain debt securities with an outstanding balance in excess of $35.0 million. In addition, availability of the 2011 Revolving Credit Facility may be curtailed during enumerated periods related to any Springing Maturity Date. To the extent that availability under our 2011 Revolving Credit Facility is not available for the purposes of making interest and principal payments on our indebtedness, we may not have sufficient liquidity to make such payments when due to holders of our debt securities.

The conversion of the 5.0% Convertible Notes, if triggered, may adversely affect our liquidity and financial condition and results of operations.

If the conversion features of the 5.0% Convertible Notes are triggered, holders of those notes will be entitled to convert their notes in accordance with the terms of the indenture governing those notes. We may be required to make cash payments to satisfy our conversion obligations. In the event we have the ability to, and choose to, settle the 5.0% Convertible Notes with cash payments in lieu of settlement with shares of common stock, the amount of these cash payments could have a material adverse effect on our liquidity. In addition, even if the holders of the 5.0% Convertible Notes do not elect to convert their respective notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which could result in a material reduction of our net working capital and negatively affect our compliance with debt covenants, or could have a material adverse effect on our financial condition and results of operations.

We depend on the performance of sublessees to offset costs related to certain of our lease agreements.

In most cases, when we sell a dealership, the buyer of the dealership will sublease the dealership property from us, but we are not released from the underlying lease obligation to the primary landlord. We rely on the sublease income from the buyer to offset the expense incurred related to our obligation to pay the primary landlord. We also rely on the buyer to maintain the property in accordance with the terms of the sublease (which in most cases mirror the terms of the lease we have with the primary landlord). Although we assess the financial condition of a buyer at the time we sell the dealership, and seek to obtain guarantees of the buyer’s sublease obligation from the stockholders or affiliates of the buyer, the financial condition of the buyer and/or the sublease guarantors may deteriorate over time. In the event the buyer does not perform under the terms of the sublease agreement (due to the buyer’s financial condition or other factors), we may not be able to recover amounts owed to us under the terms of the sublease agreement or the related guarantees. Our operating results, financial condition and cash flows may be materially adversely affected if sublessees do not perform their obligations under the terms of the sublease agreements.

Our use of hedging transactions could limit our financial gains or result in financial losses.

To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2011, we had interest rate swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements. We intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions.

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

Upon the occurrence of a change in control or a fundamental change, as defined in our 9.0% Notes and 5.0% Convertible Notes, holders of these instruments will have the right to require us to purchase all or any part of such holders’ notes at a price equal to either 101% (in the case of the 9.0% Notes) or 100% (in the case of the 5.0% Convertible Notes) of principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under these indentures may also constitute a default under our 2011 Credit Facilities. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments in the event of a change in control or fundamental change. In the event we were unable to satisfy our obligations under the change in control or fundamental change control provisions, it could have an adverse material impact on us and our Class A and Class B common stock holders. Any future debt instruments that we may incur may contain similar provisions regarding repurchases in the event of a change in control or fundamental change triggering event.

Although O. Bruton Smith, our chairman and chief executive officer, and his affiliates have previously assisted us with obtaining financing, we cannot assure you that he or they will be willing or able to do so in the future.

Our obligations under the 2011 Credit Facilities are secured with a pledge of 5,000,000 shares of SMI common stock. These shares of SMI common stock are owned by Sonic Financial Corporation (“SFC”), an entity controlled by O. Bruton Smith. Presently, the $175.0 million borrowing limit of our 2011 Revolving Credit Facility is subject to a borrowing base calculation that is based, in part, on the value of the SMI shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of SMI common stock could reduce the amount we can borrow under the 2011 Revolving Credit Facility.

Risks Related to Our Relationships with Vehicle Manufacturers

Our operations may be adversely affected if one or more of our manufacturer franchise or dealer agreements is terminated or not renewed.

Each of our dealerships operates under a separate franchise or dealer agreement with the applicable automobile manufacturer. Without a franchise or dealer agreement, we cannot obtain new vehicles from a manufacturer or advertise as an authorized factory service center. As a result, we are significantly dependent on our relationships with the manufacturers.

Manufacturers exercise a great degree of control over the operations of our dealerships through the franchise and dealer agreements. The franchise and dealer agreements govern, among other things, our ability to purchase vehicles from the manufacturer and to sell vehicles to customers. Each of our franchise or dealer agreements provides for termination or non-renewal for a variety of causes, including certain changes in the financial condition of the dealerships and any unapproved change of ownership or management. Manufacturers may also have a right of first refusal if we seek to sell dealerships.

Actions taken by manufacturers to exploit their superior bargaining position in negotiating the terms of franchise and dealer agreements or renewals of these agreements or otherwise could also have a material adverse effect on our results of operations, financial condition and cash flows. We cannot guarantee that any of our existing franchise and dealer agreements will be renewed or that the terms and conditions of such renewals will be favorable to us.

Our failure to meet a manufacturer’s customer satisfaction, financial and sales performance and facility requirements may adversely affect our profitability and our ability to acquire new dealerships.

Many manufacturers attempt to measure customers’ satisfaction with their sales and warranty service experiences through manufacturer-determined CSI scores. The components of CSI vary from manufacturer to manufacturer and are modified periodically. Franchise and dealer agreements also may impose financial and sales performance standards. Under our agreements with certain manufacturers, a dealership’s CSI scores, sales and financial performance may be considered a factor in evaluating applications for additional dealership acquisitions. From time to time, some of our dealerships have had difficulty meeting various manufacturers’ CSI requirements or performance standards. We cannot assure you that our dealerships will be able to comply with these requirements in the future. A manufacturer may refuse to consent to an acquisition of one of its franchises if it determines our dealerships do not comply with its CSI requirements or performance standards, which could impair the execution of our acquisition strategy. In addition, we receive incentive payments from the manufacturers based, in part, on CSI scores, which could be materially adversely affected if our CSI scores decline.

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

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise and dealer agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise or dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealerships to renew their franchise or dealer agreements upon expiration.

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

Our dealerships depend on the manufacturers for certain sales incentives, warranties and other programs that are intended to promote and support dealership new vehicle sales. Manufacturers routinely modify their incentive programs in response to changing market conditions. Some of the key incentive programs include:

•	customer rebates or below market financing on new and used vehicles;

•	employee pricing;

•	dealer incentives on new vehicles;

•	manufacturer floor plan interest and advertising assistance;

•	warranties on new and used vehicles; and

•	sponsorship of certified pre-owned vehicle sales by authorized new vehicle dealers.

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

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For the year ended December 31, 2011, approximately 16.3% of our parts and service revenue was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our Fixed Operations sales volume and profitability could be adversely affected.

Adverse conditions affecting one or more key manufacturers or lenders may negatively impact our profitability.

Our business is dependent upon the products, services, and financing and incentive programs offered by major automobile manufacturers, and could be negatively impacted by any significant changes to these manufacturers’:

•	financial condition;

•	marketing;

•	vehicle design;

•	publicity concerning a particular manufacturer or vehicle model;

•	production capabilities;

•	management;

•	reputation; and

•	labor relations.

Events such as labor strikes or other disruptions in production, including those caused by natural disasters, that may adversely affect a manufacturer may also adversely affect us. In particular, labor strikes at a manufacturer that continue for a substantial period of time could have a material adverse effect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, could limit sales of those vehicles during those periods. This has been experienced at some of our dealerships from time to time. Adverse conditions affecting these and other important aspects of manufacturers’ operations and public relations may adversely affect our ability to sell their automobiles and, as a result, significantly and detrimentally affect our profitability.

Our business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. For example:

•	a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises;

•	consumer demand for such manufacturer’s products could be materially adversely affected;

•	a lender in bankruptcy could attempt to terminate our floorplan financing and demand repayment of any amounts outstanding;

•

we may be unable to arrange financing for our customers for their vehicle purchases and leases through such lender, in which case we would be required to seek financing with alternate financing sources, which may be difficult to obtain on similar terms, if at all;

•

we may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy; and

•	such manufacturer may be relieved of its indemnification obligations with respect to product liability claims.

Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets and intangible assets related to certain dealerships, which could adversely impact our results of operations, financial condition and our ability to remain in compliance with the financial ratios contained in our debt agreements. Tens of billions of dollars of U.S. government support were provided to Chrysler, General Motors and Ally Financial (formerly known as GMAC), and we believe that this support mitigated the potential adverse impacts to us resulting from the Chrysler and General Motors bankruptcies. There can be no assurance that U.S. government support will be provided to the same extent or at all in the event of another bankruptcy of a major vehicle manufacturer or related lender. As a result, the potential adverse impact on our financial condition and results of operations could be worse in a manufacturer or related lender bankruptcy that is not financially supported by the U.S. government.

Manufacturer stock ownership restrictions may impair our ability to maintain or renew franchise or dealer agreements or issue additional equity.

Some of our franchise and dealer agreements prohibit transfers of any ownership interests of a dealership and, in some cases, its parent, without prior approval of the applicable manufacturer. A number of manufacturers impose restrictions on the transferability of our Class A common stock and our ability to maintain franchises if a person acquires a significant percentage of the voting power of our common stock. Our existing franchise and dealer agreements could be terminated if a person or entity acquires a substantial ownership interest in us or acquires voting power above certain levels without the applicable manufacturer’s approval. Violations of these levels by an investor are generally outside of our control and may result in the termination or non-renewal of existing franchise or dealer agreements or impair our ability to negotiate new franchise or dealer agreements for dealerships we acquire in the future. In addition, if we cannot obtain any requisite approvals on a timely basis, we may not be able to issue additional equity or otherwise raise capital on terms acceptable to us. These restrictions may also prevent or deter a prospective acquirer from acquiring control of us.

The current holders of our Class B common stock maintain voting control over us. However, we are unable to prevent our stockholders from transferring shares of our common stock, including transfers by holders of the Class B common stock. If such transfer results in a change in control, it could result in the termination or non-renewal of one or more of our existing franchise or dealer agreements, the triggering of provisions in our agreements with certain manufacturers requiring us to sell our dealerships franchised with such manufacturers and/or a default under our credit arrangements.

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

A decline in the quality of vehicles we sell, or consumers’ perception of the quality of those vehicles, may adversely affect our business.

Our business is highly dependent on consumer demand and preferences. Events such as manufacturer recalls, negative publicity or legal proceedings related to these events may have a negative impact on the products we sell. If such events are significant, the profitability of our dealerships related to those manufacturers’ could be adversely affected and we could experience a material adverse effect on our overall results of operations, financial position and cash flows.

Risks Related to Our Growth Strategy

Pursuant to the terms of the 2011 Credit Facilities, our ability to make acquisitions is restricted.

Pursuant to the 2011 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is in excess of $50.0 million, or if the aggregate cost of such acquisitions is in excess of $175.0 million during the term of the agreement, without the written consent of the Required Lenders (as that term is defined in the 2011 Credit Facilities). With this restriction on our ability to make acquisitions, our growth strategy may be limited. In addition, we may have to forfeit the opportunity to acquire profitable dealerships at attractive valuations.

We may not be able to capitalize on real estate and dealership acquisition opportunities because our ability to obtain capital to fund these acquisitions is limited.

We intend to finance our real estate and dealership acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A common stock, overall market conditions or covenants under our 2011 Credit Facilities that restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. Using cash to complete acquisitions could substantially limit our operating or financial flexibility.

In addition, we are dependent to a significant extent on our ability to finance our new and certain of our used vehicle inventory with “floor plan financing.” Floor plan financing arrangements allow us to borrow money to buy a particular new vehicle from the manufacturer or a used vehicle on trade-in or at auction and pay off the loan when we sell that particular vehicle. We must obtain floor plan financing or obtain consents to assume existing floor plan financing in connection with our acquisition of dealerships.

Substantially all the assets of our dealerships are pledged to secure the indebtedness under our Silo Floor Plan Facilities and the 2011 Credit Facilities. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer-affiliated finance subsidiaries are either owned by or affiliated with BMW, Mercedes, Ford and Toyota, respectively, any deterioration of our relationship with the particular manufacturer-affiliated finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

Manufacturers’ restrictions on acquisitions could limit our future growth.

We are required to obtain the approval of the applicable manufacturer before we can acquire an additional franchise of that manufacturer. In determining whether to approve an acquisition, manufacturers may consider many factors such as our financial condition and CSI scores. Obtaining manufacturer approval of acquisitions also takes a significant amount of time, typically three to five months. We cannot assure you that manufacturers will approve future acquisitions or do so on a timely basis, which could impair the execution of our acquisition strategy.

Certain manufacturers also limit the number of its dealerships that we may own, our national market share of that manufacturer’s products or the number of dealerships we may own in a particular geographic area. In addition, under an applicable franchise or dealer agreement or under state law, a manufacturer may have a right of first refusal to acquire a dealership that we seek to acquire.

A manufacturer may condition approval of an acquisition on the implementation of material changes in our operations or extraordinary corporate transactions, facilities improvements or other capital expenditures. If we are unable or unwilling to comply with these conditions, we may be required to sell the assets of that manufacturer’s dealerships or terminate our franchise or dealer agreement.

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

When we resume a strategy of acquiring other dealerships, we will face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel of acquired dealerships;

•	entering new markets with which we are unfamiliar;

•	potential undiscovered liabilities and operational difficulties at acquired dealerships;

•	disrupting our ongoing business;

•	diverting our management resources;

•	failing to maintain uniform standards, controls and policies;

•	impairing relationships with employees, manufacturers and customers as a result of changes in management;

•	increased expenses for accounting and computer systems, as well as integration difficulties;

•	failure to obtain a manufacturer’s consent to the acquisition of one or more of its franchises or renew the franchise or dealer agreement on terms acceptable to us; and

•	incorrectly valuing entities to be acquired.

We may not adequately anticipate all of the demands that growth will impose on our systems, procedures and structures.

We may not be able to reinstitute our acquisition strategy without the costs of future acquisitions escalating.

We have grown our business primarily through acquisitions in the past. We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:

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

The internet has become a significant part of the sales process in our industry. Customers are using the internet to compare pricing for vehicles and related F&I services, which may further reduce margins for new and used vehicles and profits for related F&I services. If internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other dealership groups have aligned themselves with services offered on the internet or are investing heavily in the development of their own internet capabilities, which could materially adversely affect our business.

Our franchise and dealer agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues or profitability could be materially adversely affected if any of our manufacturers award franchises to others in the same markets where we operate or if existing franchised dealers increase their market share in our markets.

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

In addition, severe or sustained increases in gasoline prices may lead to a reduction in automobile purchases or a shift in buying patterns from luxury and sport utility vehicle models (which typically provide higher margins to retailers) to smaller, more economical vehicles (which typically have lower margins).

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

Our stores are concentrated in states and regions in the United States, including Florida, Texas, Oklahoma and California, in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, landslides, and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have, subject to certain deductibles, limitations, and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In addition, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters and adverse weather events may affect the flow of inventory or parts to us or our manufacturing partners. Such disruptions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Through our strategy of employing technology to operate efficiently, make informed business decisions and better serve our customers, we have invested in internal and external business applications that are subject to cyber-security risks.

These cyber-security risks include, but are not limited to:

•	vulnerability to cyber attack of our internal or externally hosted business applications;

•	interruption of service or access to systems may affect our ability to deliver vehicles or complete transactions with customers;

•	unauthorized access or theft of customer or employee personal confidential information;

•	disruption of communications (both internally and externally) that may affect the quality of information used to make informed business decisions;

•	damage to our reputation as a result of a breach in security that affected the financial security of our customers;

•	unauthorized access to strategically sensitive data; and

•	unauthorized access to financial accounts.

Significant technology-related business functions that are outsourced include:

•	payroll and human resources management systems;

•	customer relationship management;

•	dealer management and financial reporting systems;

•	inventory management system;

•	consumer credit application management;

•	e-commerce hosting;

•	marketing campaign management;

•	fund transfers/ACH/online banking;

•	expense reimbursement management;

•	IP telephony; and

•	WAN/LAN administration (switch & router configuration).

We have attempted to mitigate the cyber-security risk of both our internal and outsourced functions by evaluating our internal controls and the controls of our third-party technology and systems partners. However, a breach in our or our business partners’ controls could have a material adverse effect on our financial condition, results of operations or cash flows.

General Risks Related to Investing in Our Securities

Concentration of voting power and anti-takeover provisions of our charter, bylaws, Delaware law and our franchise and dealer agreements may reduce the likelihood of any potential change of control.

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

The holders of Class B common stock (which include O. Bruton Smith, Sonic’s Chairman, Chief Executive Officer and Director, his family members and entities they control) currently hold less than a majority of our outstanding common stock, but a majority of our voting power. This may prevent or discourage a change of control of us even if the action was favored by holders of Class A common stock.

Our charter and bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, stock options, restricted stock and restricted stock units granted under our 1997 Stock Option Plan and 2004 Stock Incentive Plan become immediately exercisable or automatically vest upon a change in control. Delaware law also makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, restrictions imposed by our franchise and dealer agreements may impede or prevent any potential takeover bid. Our franchise and dealer agreements allow the manufacturers the right to terminate the agreements upon a change of control of our company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity who may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, provisions of our lending arrangements create an event of default on a change in control. A change in control would also allow the holders of our 5.0% Convertible Notes to exercise a put option contained in those notes which could also materially and adversely affect our liquidity position. These agreements, corporate governance documents and laws may have the effect of delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.

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

Several private civil actions have been filed against us and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against us and some of our South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against us and certain of our subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappelletti and Kelly Cappelletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action were subsequently consolidated into a single proceeding in private arbitration before the American Arbitration Association (the “Arbitrator”). On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships except Florida. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.

On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from one of our dealerships a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from one of our dealerships in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants’ assertions and potential damages would still have to be proven through the remainder of the arbitration. The Arbitrator stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. On July 22, 2010, the plaintiffs in this consolidated arbitration filed a Motion to Confirm the Arbitrator’s Partial Final Award on Class Certification in state court in North Carolina, Lincoln County Superior Court. On August 17, 2010, we removed this North Carolina state court action to federal court, and simultaneously filed a Petition to Vacate the Arbitrator’s Partial Final Award on Class Certification, with both filings made in the United Stated District Court for the Western District of North Carolina.

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting our Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force. At a mediation held January 16, 2012, our company reached an agreement with the Claimants to settle this ongoing dispute in its entirety. This agreement is subject to formal documentation and court approval. In the event that such formal documentation is completed and court approval is received, such a settlement would not have a material adverse effect on our future results of operations, financial condition and cash flows.

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

Our business is highly regulated. In the past several years, private plaintiffs and state attorney generals have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. The conduct of our business is subject to numerous federal, state and local laws and regulations regarding unfair, deceptive and/or fraudulent trade practices (including advertising, marketing, sales, insurance, repair and promotion practices), truth-in-lending, consumer leasing, fair credit practices, equal credit opportunity, privacy, insurance, motor vehicle finance, installment finance, closed-end credit, usury and other installment sales. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchise or dealer agreements to conduct dealership operations.

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

Our success depends to a significant degree upon the continued contributions of our management team, particularly our senior management, and service and sales personnel. Additionally, franchise or dealer agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers. We do not have employment agreements with certain members of our senior management team, our dealership managers and other key dealership personnel. Consequently, the loss of the services of one or more of these key employees could have a material adverse effect on our results of operations.

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

O. Bruton Smith serves as the chairman and chief executive officer of SMI. Accordingly, we compete with SMI for the management time of Mr. Smith.

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

Six of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our six dealership subsidiaries are among approximately 240 employers that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM and IBT. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, had issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. As of April 2011, the AI Pension Plan remained in Critical Status for the plan year beginning January 1, 2011. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a Rehabilitation Plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implements a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven year period commencing in 2013. Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be assumed by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A change in historical experience and/or assumptions used to estimate reserves could have a material impact on our earnings.

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies,” management relies on estimates in various areas of accounting and financial reporting. For example, our estimates for finance, insurance and service contracts and insurance reserves are based on historical experience. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

Impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill of our single reporting unit is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2011, our balance sheet reflected a carrying amount of approximately $468.5 million in goodwill.

Item 1B:    Unresolved Staff Comments

None.

Item 2:    Properties.

Our principal executive offices are located at a property owned by us at 4401 Colwick Road, Charlotte, North Carolina 28211, and our telephone number is (704) 566-2400.

Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors we consider in evaluating an acquisition candidate is its location. We prefer to acquire dealerships or build dealership facilities located along major thoroughfares, which can be easily visited by prospective customers.

We lease the majority of the properties utilized by our dealership operations from affiliates of Capital Automotive REIT (“CARS”) and other individuals and entities. The properties utilized by our dealership operations that are owned by us or one of our subsidiaries are pledged as security for our 2011 Credit Facilities or mortgage financing arrangements. We believe that our facilities are adequate for our current needs.

Under the terms of our franchise and dealer agreements, each of our dealerships must maintain an appropriate appearance and design of its dealership facility and is restricted in its ability to relocate.

Item 3:    Legal Proceedings.

Several private civil actions have been filed against us and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against us and some of our South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against us and certain of our subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappelletti and Kelly Cappelletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action were subsequently consolidated into a single proceeding in private arbitration before the American Arbitration Association (the “Arbitrator”). On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which we operate dealerships except Florida. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.

On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from one of our dealerships a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from one of our dealerships in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants’ assertions and potential damages would still have to be proven through the remainder of the arbitration. The Arbitrator stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. On July 22, 2010, the plaintiffs in this consolidated arbitration filed a Motion to Confirm the Arbitrator’s Partial Final Award on Class Certification in state court in North Carolina, Lincoln County Superior Court. On August 17, 2010, we removed this North Carolina state court action to federal court, and simultaneously filed a Petition to Vacate the Arbitrator’s Partial Final Award on Class Certification, with both filings made in the United Stated District Court for the Western District of North Carolina.

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting our Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force. At a mediation held January 16, 2012, our company reached an agreement with the Claimants to settle this ongoing dispute in its entirety. This agreement is subject to formal documentation and court approval. In the event that such formal documentation is completed and court approval is received, such a settlement would not have a material adverse effect on our future results of operations, financial condition and cash flows.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Item 4:	Mine Safety Disclosures.

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is currently traded on the NYSE under the symbol “SAH.” Our Class B Common Stock is not traded on a public market.

As of February 21, 2012, there were 40,623,650 shares of our Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of February 21, 2012, there were 94 record holders of the Class A common stock and three record holders of the Class B common stock. The closing stock price for the Class A common stock on February 21, 2012 was $16.87.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.10 per share during the year ended December 31, 2011. In the fourth quarter ended December 31, 2010, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share. No dividends were declared in the year ended December 31, 2009. Subsequent to December 31, 2011, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for stockholders of record on March 15, 2012 to be paid on April 15, 2012. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our direction to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for additional discussion of dividends and for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for our Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods.

	Market Price		Cash Dividend Declared
	High	Low
2011
Fourth Quarter	$15.80	$10.47	$0.025
Third Quarter	16.21	10.79	0.025
Second Quarter	14.80	11.75	0.025
First Quarter	15.40	12.28	0.025
2010
Fourth Quarter	$13.64	$9.50	$0.025
Third Quarter	10.23	8.39	—
Second Quarter	13.18	8.45	—
First Quarter	12.51	9.05	—

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the fourth quarter ended December 31, 2011.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
October 2011	—	$—	—	$34,399
November 2011	130	14.37	130	32,531
December 2011	1	15.20	1	32,523

Total	131	$14.37	131	$32,523

(1)	All shares repurchased were part of publicly announced share repurchase programs.

(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

Item 6:	Selected Financial Data.

This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our Consolidated Financial Statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2011. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Income Statement Data(1):
Total revenues	$7,871.3	$6,880.8	$6,055.3	$6,900.2	$7,767.0
Impairment charges	$1.2	$0.2	$23.5	$812.0	$0.9
Income (loss) from continuing operations before income taxes	$126.0	$78.4	$27.9	$(756.1)	$172.1
Income (loss) from continuing operations	$77.6	$95.9	$57.2	$(633.8)	$104.6
Basic earnings (loss) per share from continuing operations	$1.46	$1.82	$1.29	$(15.70)	$2.44
Diluted earnings (loss) per share from continuing operations	$1.31	$1.58	$1.07	$(15.70)	$2.36
Consolidated Balance Sheet Data(1):
Total assets(2)	$2,339.6	$2,250.8	$2,068.9	$2,405.5	$3,282.7
Current maturities of long-term debt	$11.6	$9.1	$24.0	$738.4	$4.2
Total long-term debt	$547.6	$555.5	$576.1	$738.4	$678.4
Total long-term liabilities (including long-term debt)	$671.8	$689.5	$717.2	$809.6	$915.8
Cash dividends declared per common share	$0.10	$0.025	$—	$0.48	$0.48

(1)	As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and Notes 2, 5 and 6 to the accompanying Consolidated Financial Statements, impairment charges, business combinations and dispositions and debt refinancings have had a material impact on our reported historical consolidated financial information.
(2)	The decrease from December 31,2007 to December 31, 2008 is primarily related to a goodwill impairment charge recorded in the year ended December 31, 2008.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2011 Events

In March 2011, a powerful earthquake off the coast of Japan produced a massive tsunami, affecting certain east coast regions of Japan. The effects of the earthquake and tsunami caused widespread damage and destruction of property and localized disruption of the power supply. These events disrupted our Japanese manufacturer partners’ supply-chain and vehicle production capacity. As Japan continues to focus on recovering from this natural disaster, it is uncertain as to the continuing effects this event may have on these manufacturer partners’ supply-chain and production. These events did not affect our business in the first quarter ended March 31, 2011, but in the remaining quarters of the year, these events resulted in lower allocations of new vehicle inventory from the Japanese brands, which affected new vehicle revenues, new vehicle gross margins, consumer brand preferences and our ability to source used inventory through trades. We believe these effects were prolonged by the flooding in Thailand during the fourth quarter ended December 31,2011. It is difficult to quantify the overall impact of these events on our results of operations for the year ended December 31, 2011. We are beginning to see improvement in new vehicle inventory allocations from the Japanese import brands; however, it is still uncertain when inventory levels will return to normal and how these events will impact our business in the first quarter of 2012 and beyond.

On July 8, 2011, we entered into an amended and restated syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2011 Floor Plan Facility”). The 2011 Revolving Credit Facility and 2011 Floor Plan Facility (collectively the “2011 Credit Facilities”) are scheduled to mature on August 15, 2016. The provisions of the 2011 Credit Facilities extended the term of the previous syndicated credit facilities that were scheduled to mature on August 15, 2012, increased the borrowing capacity under the previous existing syndicated credit facilities by $234.0 million and modified certain covenant and compliance calculations on a prospective basis.

During the year ended December 31, 2011 we redeemed the remaining $42.9 million in aggregate principal amount of our 8.625% Senior Subordinated Notes due 2013 (the “8.625% Notes”) using cash on hand. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 8.625% Notes. During the year ended December 31, 2011, we repurchased approximately $17.4 million of the aggregate outstanding principal amount of the 5.0% Convertible Senior Notes due 2029 which are redeemable by us and which may be put to us by the holders after October 1, 2014 under certain circumstances (the “5.0% Convertible Notes”) and recorded a loss on repurchase of approximately $0.9 million recorded in other expense, net, in the accompanying Consolidated Statements of Income. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 5% Convertible Notes.

As a result of these refinancing and repurchase activities, other than principal payments due on mortgage notes and certain term notes, we do not have another significant debt maturity until the earliest redemption date of the 5.0% Convertible Notes in 2014, the maturity of the 2011 Credit Facilities in 2016 or the maturity of the aggregate principal amount outstanding of the 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”) in 2018.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2011 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”).

Overview

We are one of the largest automotive retailers in the United States. As of December 31, 2011, we operated 119 dealerships in 15 states (representing 30 different brands of cars and light trucks) and 23 collision repair centers. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations.

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

The automobile industry’s total amount of new vehicles sold increased by 9.5% to 12.7 million vehicles in the year ended December 31, 2011 from 11.6 million vehicles in the year ended December 31, 2010. From an industry perspective, new vehicle unit sales on a year-over-year basis increased 6.3% for import brands and 14.8% for domestic brands. Average industry expectations for new vehicle sales volume for the year ending December 31, 2012 are between 13.0 million and 14.0 million vehicles which, if realized, would be an increase of 2.4% to 10.2% from the industry volume for the year ended December 31, 2011. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause 2012 industry results to vary. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend.

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

Critical accounting policies are those that are both most important to the portrayal of our financial position and results of operations and require the most subjective and complex judgments. The following is a discussion of what we believe are our critical accounting policies and estimates. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements for additional discussion regarding our accounting policies.

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

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2011 by approximately $0.9 million. Our estimate of chargebacks ($11.1 million as of December 31, 2011) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-offs. If these factors negatively change, the resulting impact would affect our future estimate for chargebacks and could have a negative adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.

Goodwill and Franchise Assets

In accordance with “Intangibles — Goodwill and Other,” in the ASC, we test goodwill for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. As of December 31, 2011, we concluded based on qualitative factors that it was more likely than not that the fair value of our reporting unit was greater than its carrying value. Accordingly, a step one evaluation was not required in conjunction with our annual impairment evaluation in the year ended December 31, 2011. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements for further discussion. As a result of our impairment testing for the years ended December 31, 2011 and 2010, no goodwill impairment was required. The balance of our goodwill totaled approximately $468.5 million at December 31, 2011.

In accordance with “Intangibles — Goodwill and Other,” in the ASC, we test franchise assets for impairment annually or more frequently if events or circumstances indicate possible impairment. We estimate the value of our franchise assets using a discounted cash flow model. The discounted cash flow model used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. As a result of our impairment testing for the years ended December 31, 2011 and 2010, no franchise asset impairments were required. The balance of our franchise assets totaled approximately $64.8 million at December 31, 2011.

Insurance Reserves

We have various high deductible retention and insurance programs that require us to make estimates in determining the ultimate liability we may incur for claims arising under these programs. We accrue for insurance reserves on a pro-rata basis throughout the year based on the expected year-end liability. We estimate the ultimate liability under these programs is between $20.8 million and $23.0 million. As of December 31, 2011, we had $22.2 million reserved for such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves, our operating results, financial position and cash flows. These significant assumptions would include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings and current or projected changes in state laws. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our reserves. We believe our actual loss experience has not been materially different from our recorded estimates.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or in situations where a store is closed as a result of the associated franchise being terminated by the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2011, we had $39.1 million accrued for lease exit costs. A significant change in our assumptions regarding the time period necessary to obtain a subtenant or the amount of the anticipated sublease income could have a material effect on our accrual and, as a result, earnings. For example, assuming all other factors remain the same, a 50% decrease in our estimated proceeds from subleases would change our lease exit accruals by approximately $1.0 million. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. As of December 31, 2011, we had accrued approximately $7.3 million in legal reserves. Although we vigorously defend ourself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters that are significant could exceed the amount of our legal reserve and have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Classification of Dealerships in Continuing and Discontinued Operations

We classify the results from operations of our continuing and discontinued operations in our Consolidated Statements of Income based on the provisions of “Presentation of Financial Statements” in the ASC. Many of these provisions involve judgment in determining whether a dealership will be reported as continuing or discontinued operations. Such judgments include whether a dealership will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a dealership should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income will be reclassified in order to reflect that classification. At December 31, 2011, there were no dealerships classified as held for sale.

Income Taxes

As a matter of course, we are regularly audited by various taxing authorities and from time to time these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply, in all material respects, with applicable tax law and that we have adequately provided for any reasonably foreseeable outcome related to these matters. At December 31, 2011, there was approximately $18.6 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties) included in accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and disposals, including consideration paid or received in connection with such transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that does not meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is likely of being realized upon ultimate settlement.

We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The effects on our financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying Consolidated Financial Statements.

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

As of December 31, 2011 and 2010, we had a valuation allowance recorded totaling $10.8 million and $10.9 million, respectively, related to certain state net operating loss carryforwards as it was likely that we would not be able to generate sufficient state taxable income in the related entities to utilize the accumulated net operating loss carryforward balances. During the years ended December 31, 2010 and 2009, we reduced the recorded valuation allowance amount by $51.0 million and $54.4 million, respectively. These changes were the result of the use of certain state net operating loss carryforwards as well as a change in estimate that we would be able to ultimately realize the benefits of recorded deferred tax balances. These changes in estimate were primarily driven by the improvement experienced in our operating results, the overall improvement of the automotive retailing industry and the expectation that our results and those of the automotive retailing industry would continue to improve in the future.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update allow an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The early adoption of this accounting standard update did not have an impact on our consolidated financial position, results of operations, or cash flows, as it was intended to simplify the assessment for goodwill impairment.

In September 2011, the FASB issued an accounting standard update that requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans and are effective for annual periods ending after December 15, 2011. Six of our dealerships participate in multiemployer pension plans. The adoption of this accounting standard update did not have an impact on our consolidated financial position, results of operations, or cash flows, as it only required certain additional disclosures.

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections: net income and other comprehensive income; or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The early adoption of this accounting standard update did not have an impact on our consolidated financial position, results of operations, or cash flows, as it only required a change in the format of our current presentation of comprehensive income.

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011 (early adoption is not permitted for public companies). The adoption of this accounting standard update will not materially affect our consolidated financial statements or disclosures.

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income:

	Percentage of Total Revenue for the Year Ended December 31,
	2011	2010	2009
Revenues:
New vehicles	54.1%	53.0%	53.3%
Used vehicles	25.9%	25.8%	24.0%
Wholesale vehicles	2.2%	2.2%	2.4%
Parts, service and collision repair	15.0%	16.4%	17.7%
Finance, insurance and other	2.8%	2.6%	2.6%

Total revenue	100.0%	100.0%	100.0%
Cost of sales(1)	84.6%	83.8%	82.9%

Gross profit	15.4%	16.2%	17.1%
Selling, general and administrative expenses	12.2%	13.0%	13.7%
Impairment charges	0.0%	0.0%	0.4%
Depreciation and amortization	0.5%	0.5%	0.6%

Operating income (loss)	2.7%	2.7%	2.4%
Interest expense, floor plan	0.2%	0.3%	0.3%
Interest expense, other, net	0.8%	1.0%	1.3%
Interest expense, non-cash, convertible debt	0.1%	0.1%	0.0%
Interest expense / amortization, non-cash, cash flow swaps	0.0%	0.1%	0.2%
Other income (expense), net	0.0%	0.1%	0.1%

Income (loss) from continuing operations before income taxes	1.6%	1.1%	0.5%

Provision for income taxes — benefit (expense)	(0.6%)	0.3%	0.4%

Income (loss) from continuing operations	1.0%	1.4%	0.9%

(1)	The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

During the year ended December 31, 2011, we did not dispose of any dealerships and, at December 31, 2011, had no dealerships held for sale. We disposed of 7 and 12 dealerships, respectively, in each of the years ended December 31, 2010 and 2009. The results of operations of these dealerships, including gains or losses on disposition, are included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented.

The following discussions are based on reported figures. Same store amounts do not vary significantly from reported totals since there were no significant dealership acquisitions in the years ended December 31, 2011 and 2010.

Impairments and Other Charges

For the year ended December 31, 2010, our results of operations were negatively impacted by the effects of hail storms in our Mid-Atlantic market. We estimate the overall impact (physical damage and business interruption) for the year ended December 31, 2010 lowered pre-tax earnings by approximately $0.6 million.

During the year ended December 31, 2011, we recorded a charge of approximately $6.8 million in connection with exiting certain facility leases that are no longer being used for operations and adjustments to accruals for ongoing litigation. Of the $27.6 million recorded in discontinued operations in the year ending December 31, 2009, $11.4 million relates to lease exit accruals for our General Motors dealerships which were terminated by the manufacturer in the fourth quarter ended December 31, 2009.

Annually, we review franchise asset and property and equipment valuations. Based on historical and projected operating losses for certain continuing operating dealerships, we determined that certain dealerships would not be able to recover recorded franchise asset and property and equipment asset balances and that we would not complete certain capital projects at these stores. As such, we partially or fully impaired the franchise asset, property and equipment asset values as well as costs for construction in progress for those stores. Further, as a result of lowering the estimates of expected proceeds from the sale of certain dealerships held for sale based on market conditions, we recorded franchise asset, property and equipment and other asset impairment charges in discontinued operations. For the year ended December 31, 2011, we recorded $1.2 million of impairment related to property and equipment and construction in progress in continuing operations. See the table below for the amounts and classification of the charges recorded for the years ended December 31, 2011, 2010 and 2009.

In accordance with “Intangibles — Goodwill and Other,” in the ASC, we test goodwill for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. For the year ended December 31, 2009, we recorded goodwill impairment charges due to the determination that a portion of the goodwill was not recoverable, based on estimated proceeds, while certain dealership operations were held for sale. For additional discussion of goodwill impairment testing, see Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements.

We entered into interest rate swap agreements to effectively convert a portion of our LIBOR–based variable rate debt to a fixed rate, in order to reduce our exposure to market risks from fluctuations in interest rates. Certain of our cash flow swaps do not meet the criteria for hedge accounting; therefore, changes in the fair value of these swaps are recognized through earnings. As a result, non-cash charges were recorded in interest expense, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income related to the non-hedging swaps and amortization of amounts in accumulated other comprehensive income (loss) related to other terminated cash flow swaps. For the year ended December 31, 2009, the $0.5 million charge shown in the table below includes an $11.8 million non-cash charge related to non-hedging and terminated cash flow swaps as discussed above, partially offset by a non-cash benefit of $11.3 million related to the extinguishment of the derivative liability associated with the redemption of the 6.0% Senior Secured Convertible Notes due 2012 (the “6.0% Convertible Notes”). See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements for further discussion of our cash flow swaps.

In the year ended December 31, 2009, we recorded $12.0 million of debt restructuring charges. Of the $12.0 million, $6.6 million related to the amendment to our then existing syndicated revolving credit facility and floor plan facility executed March 31, 2009 and $5.4 million related to the loan cost amortization on our 6.0% Convertible Notes, which we repurchased in October 2009.

For the year ended December 31, 2011, other income (expense), net, includes a loss of approximately $0.9 million on the repurchase of $17.4 million in aggregate principal amount of the 5.0% Convertible Notes and a loss of approximately $0.2 million on redemption of the remaining $42.9 million in aggregate principal amount of the 8.625% Notes. We recorded a loss on extinguishment of debt of approximately $7.7 million in the year ended December 31, 2010, related to the retirement of $232.1 million in aggregate principal amount of the 8.625% Notes. For the year ended December 31, 2009, other income (expense), net, includes a gain of approximately $0.4 million on the repurchase of a portion of the 4.25% Convertible Senior Subordinated Notes due 2010 (the “4.25% Convertible Notes”) at a discount and a gain of approximately $0.1 million related to the derecognition of liability and equity components of the 4.25% Convertible Notes upon repurchase of a portion of the 4.25% Convertible Notes during the third quarter ended September 30, 2009. These gains were offset by a loss of approximately $7.2 million related to the write-off of the unamortized debt discount associated with the redemption of the 6.0% Convertible Notes during the fourth quarter ended December 31, 2009, resulting in a net loss on debt extinguishment of approximately $6.7 million. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion.

During the year ended December 31, 2010, the $48.2 million benefit shown in the table below includes a reduction of the recorded valuation allowance amount related to our deferred tax asset balances of approximately $51.0 million, partially offset by other tax items. This was the result of the use of certain state net operating loss carryforwards as well as a change in estimate that we will be able to ultimately realize the benefits of recorded deferred tax asset balances.

During the year ended December 31, 2009, the $47.4 million benefit (continuing operations and discontinued operations combined) shown in the table below includes a reduction of the recorded valuation allowance amount related to our deferred tax asset balances of approximately $54.4 million ($44.2 million in continuing operations and $10.2 million in discontinued operations), partially offset by other tax items. This reduction in the valuation allowance balance was primarily driven by the assumption that state net operating loss carryforwards would be realizable and changes in assumptions related to the overall realization of net deferred tax asset balances.

The amount and location of the pre-tax (other than for the income tax related adjustments) items discussed above in the accompanying Consolidated Statements of Income are presented in the following table:

	Continuing Operations for the Year Ended December 31,
	2011	2010	2009
	(In millions)
Selling, general & administrative expenses
Hail storm related expenses	$—	$0.6	$—
Lease adjustments and other accruals	6.8	—	1.1
Franchise tax assessment	—	—	2.9

Total selling, general & administrative expenses	6.8	0.6	4.0
Impairment charges
Property impairment charges	1.2	0.2	18.1
Goodwill impairment charges	—	—	1.1
Franchise agreement and other asset impairment charges	—	—	4.3

Total impairment charges	1.2	0.2	23.5
Interest expense
Cash-flow swap ineffectiveness, mark-to-market and amortization charges	—	4.9	0.5
Debt restructuring charges	—	1.5	12.0

Total interest expense	—	6.4	12.5
Other (income) expense
Loss on debt extinguishment	—	7.7	6.7
Income tax related adjustments
Valuation allowances and other tax adjustment expense (benefit)	—	(48.2)	(41.3)

	Discontinued Operations for the Year Ended December 31,
	2011	2010	2009
	(In millions)
Selling, general & administrative expenses
Lease adjustments and other accruals	$(0.8)	$0.9	$27.6
Impairment charges
Property impairment charges	—	—	5.0
Goodwill impairment charges	—	—	1.6
Franchise agreement and other asset impairment charges	—	—	—
Favorable lease asset impairment charges	—	—	—

Total impairment charges	—	—	6.6
Income tax related adjustments
Valuation allowances and other tax adjustment expense (benefit)	—	—	(6.1)

New Vehicles

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues are highly dependent on manufacturer incentives for consumers, which vary from cash-back incentives to low interest rate financing. New vehicle revenues are also dependent on manufacturers providing adequate vehicle allocations to meet customer demands and the availability of consumer credit.

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. For the year ended December 31, 2011, 82.7% of our total new vehicle revenue was generated by mid-line import and luxury dealerships, compared to 84.2% and 83.7% for the years ended December 31, 2010 and 2009, respectively.

The industry volume below reflects a blended average of all brands marketed or sold in the United States market. The United States industry volume includes brands we do not sell and markets in which we do not operate.

	Year Ended December 31,		% Change	Year Ended December 31,
	2011	2010		2010	2009	% Change
	(in millions of vehicles)
Industry Volume	12.7	11.6	9.5%	11.6	10.4	11.5%

Source: Bloomberg Financial Markets, via Stephens Inc.

During the year ended December 31, 2011, we experienced an increase in customer traffic at our dealerships compared to the prior year. We believe this was caused in part by the improved overall economic conditions in the year ended December 31, 2011. Average industry volume expectations for the year ending December 31, 2012 are currently between 13.0 million and 14.0 million vehicles which, if realized, would be an increase of 2.4% to 10.2% from the industry volume for the year ended December 31, 2011. Following is information related to our new vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$4,260,270	$3,646,200	$614,070		16.8%
Gross profit	$268,998	$237,071	$31,927		13.5%
Unit sales	122,758	107,151	15,607		14.6%
Revenue per unit	$34,705	$34,029	$676		2.0%
Gross profit per unit	$2,191	$2,212	$(21)		(0.9%)
Gross profit as a % of revenue	6.3%	6.5%	(20	)bps

	Year Ended December 31,		Better / (Worse)
	2010	2009	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$3,646,200	$3,229,948	$416,252		12.9%
Gross profit	$237,071	$219,158	$17,913		8.2%
Unit sales	107,151	99,361	7,790		7.8%
Revenue per unit	$34,029	$32,507	$1,522		4.7%
Gross profit per unit	$2,212	$2,206	$6		0.3%
Gross profit as a % of revenue	6.5%	6.8%	(30	)bps

The increase in new vehicle revenue for the year ended December 31, 2011 was primarily driven by a 14.6% increase in our new unit sales volume compared to the prior year, which outpaced the industry new unit sales volume increase of 9.5% compared to the prior year. Our new unit volume increase for the year ended December 31, 2011 was led by our BMW/Mini and General Motors (excluding Cadillac) dealerships, which combined to account for 47.7% of the year-over-year increase. For the year ended December 31, 2011, the majority of our brands outperformed their local market peer group for their respective brand.

Our major Japanese brands (Honda, Toyota/Scion and Lexus) suffered in the year ended December 31, 2011 as a result of inventory supply reductions caused by the impact of the earthquake and tsunami that struck Japan in

March 2011. However, gross profit dollars from our major Japanese brands increased 9.1% on a 3.1% increase in new vehicle revenue and flat unit sales volume. The gross profit dollar benefit was partially due to a reduced supply of certain models in inventory which resulted in favorable pricing. We believe that one benefit of the lower supply of certain Japanese inventory was that several of our other mid-line import brands experienced a significant increase in their new vehicle sales, including Hyundai, Volkswagen and Kia, compared to the year ended December 31, 2010.

Our luxury stores (which include Cadillac) experienced a 15.0% increase in new vehicle revenue in the year ended December 31, 2011 compared to the prior year, primarily due to a 14.6% increase in new unit sales volume. New vehicle gross profit was up 14.4% compared to the prior year, primarily due to new unit sales volume increases at our BMW/Mini and Audi dealerships.

Our domestic stores (which exclude Cadillac) experienced a 28.3% increase in new vehicle revenue in the year ended December 31, 2011 as a result of a 26.1% increase in new unit sales volume. New vehicle gross profit increased 9.5% for the year ended December 31, 2011 compared to the prior year in spite of a 13.1% decrease in gross profit per unit. Our Ford and General Motors stores (excluding Cadillac) experienced new unit volume growth that outperformed the industry for their respective brand.

The increase in new vehicle revenue for the year ended December 31, 2010 was driven by a 7.8% increase in our new unit sales volume combined with a 4.7% increase in new vehicle price per unit compared to the prior year. Our new unit volume increase fell short of the industry increase primarily due to strong improvements in Chrysler and Nissan new vehicle sales on an industry level as these two brands do not make up a significant portion of our brand portfolio. Our new unit volume increase for the year ended December 31, 2010 was led by our BMW/Mini, Cadillac and General Motors (excluding Cadillac) dealerships, which combined to account for 41.7% of the year-over-year increase.

For the year ended December 31, 2010, our mid-line import dealerships experienced a 6.4% increase in new unit sales volume and a 2.3% increase in average selling price, resulting in an 8.9% increase in new vehicle revenue compared to the prior year. These improvements were led by our Volkswagen and Hyundai stores, which increased their new unit sales volume by 24.9% and 21.7%, respectively, compared to the year ended December 31, 2009.

Our luxury stores’ new vehicle revenue increased 16.7% as a result of 12.1% higher new unit sales volume and a 4.1% increase in average selling price for the year ended December 31, 2010, compared to the prior year. New vehicle gross profit increased 21.6% due to higher unit sales volume and an 8.4% increase in gross profit per unit, compared to the year ended December 31, 2009. The increase in gross profit for the year ended December 31, 2010 was led by our BMW/Mini, Cadillac and Mercedes stores, which combined to account for a 24.6% increase in gross profit compared to the prior year.

Our domestic stores experienced a 10.1% increase in new vehicle revenue for the year ended December 31, 2010 as a result of a 4.4% increase in new unit sales volume and a 5.5% increase in average selling price, compared to the prior year. New vehicle gross profit at our domestic stores increased 6.7% as a result of a 4.4% increase in new unit sales volume and a 2.2% increase in gross profit per unit for the year ended December 31, 2010 compared to the prior year, primarily driven by increases at our General Motors (excluding Cadillac) dealerships.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. Following is information related to our used vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$2,037,348	$1,776,581	$260,767		14.7%
Gross profit	$147,278	$139,620	$7,658		5.5%
Unit sales	102,874	90,290	12,584		13.9%
Revenue per unit	$19,804	$19,676	$128		0.7%
Gross profit per unit	$1,432	$1,546	$(114)		(7.4%)
Gross profit as a % of revenue	7.2%	7.9%	(70	)bps

	Year Ended December 31,		Better / (Worse)
	2010	2009	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$1,776,581	$1,451,870	$324,711		22.4%
Gross profit	$139,620	$123,992	$15,628		12.6%
Unit sales	90,290	75,795	14,495		19.1%
Revenue per unit	$19,676	$19,155	$521		2.7%
Gross profit per unit	$1,546	$1,636	$(90)		(5.5%)
Gross profit as a % of revenue	7.9%	8.5%	(60	)bps

For the year ended December 31, 2011, our used vehicle unit volume increased compared to the prior year, primarily due to the continued implementation of our standardized used vehicle merchandising process. We believe this process allows us to purchase and price our used vehicles more competitively and market them more effectively than our competition.

The decrease in gross profit per unit for the year ended December 31, 2011, was due in part to the higher cost of units sold compared to the prior year and our continued effort to drive used volume at our stores. Beginning in the second quarter ended June 30, 2011, new vehicle inventory shortages from Japanese manufacturers resulted in increased demand for particular models of used vehicles, resulting in higher costs to acquire certain used inventory as well as an increase in the sales price of specific used vehicles. Costs were also higher as a result of acquiring more used vehicle inventory through auctions than through trades. Despite lower overall gross profit per unit, we believe we were able to drive overall gross profit dollars higher through additional used volume, F&I product sales and the effects of higher volume on our Fixed Operations through reconditioning activity.

For the year ended December 31, 2010, our used vehicle unit volume increased significantly compared to the prior year, primarily due to the continued implementation of our standardized used vehicle merchandising process, as discussed above. For the year ended December 31, 2010, gross profit per unit from used vehicles declined compared to the prior year due in part to a shift toward purchasing more vehicles from auction because obtaining vehicles through trade did not fulfill our used inventory requirements. However, as previously mentioned, obtaining more used vehicles from auction allowed us to better implement the standardized used vehicle merchandising process, increasing unit sales and overall gross profit.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory. Following is information related to wholesale vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$173,569	$149,041	$24,528		16.5%
Gross loss	$(5,788)	$(5,041)	$(747)		(14.8%)
Unit sales	26,630	24,128	2,502		10.4%
Revenue per unit	$6,518	$6,177	$341		5.5%
Gross loss per unit	$(217)	$(209)	$(8)		(3.8%)
Gross loss as a % of revenue	(3.3%)	(3.4%)	10	bps

	Year Ended December 31,		Better / (Worse)
	2010	2009	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$149,041	$147,002	$2,039		1.4%
Gross loss	$(5,041)	$(5,485)	$444		8.1%
Unit sales	24,128	25,271	(1,143)		(4.5%)
Revenue per unit	$6,177	$5,817	$360		6.2%
Gross loss per unit	$(209)	$(217)	$8		3.7%
Gross loss as a % of revenue	(3.4%)	(3.7%)	30	bps

For the year ended December 31, 2011, there was an increase in wholesale revenue and wholesale unit sales, as well as an increase in wholesale gross loss per unit, compared to the prior year. Wholesale gross loss increased primarily as a result of the increased unit sales combined with a slightly higher gross loss per unit. Wholesale unit sales increased as a result of significant increases in new and used retail vehicle unit volumes, which generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. See previous heading, “Used Vehicles.”

For the year ended December 31, 2010, there was a decrease in wholesale unit sales compared to the prior year, in part due to an increased focus on selling vehicles through our retail channel. Further, consumer demand increased during the year ended December 31, 2010 for certain models of used vehicles that historically would have been wholesaled. Consequently, pre-owned vehicles were in higher demand and were sold more quickly, resulting in lower wholesale volume. Wholesale vehicle gross loss decreased in the year ended December 31, 2010 compared to the prior year as a result of the decreased unit sales combined with a lower gross loss per unit.

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

We believe that over time, vehicle quality will improve, but vehicle complexity will offset any revenue lost from improvement in vehicle quality. We also believe that over the long-term we have the ability to continue to add service capacity and increase revenues. However, based on current market conditions, we do not anticipate a near-term increase in additional service capacity. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long-term, combined with the extended manufacturer warranties on CPO vehicles (see the discussion in “Business — Business Strategy — Certified Pre-Owned Vehicles” above), should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future warranty related revenues.

Following is information related to Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change		% Change
	(In thousands)
Revenue
Parts	$627,428	$599,348	$28,080		4.7%
Service	504,359	479,759	24,600		5.1%
Collision repair	49,856	48,947	909		1.9%

Total	$1,181,643	$1,128,054	$53,589		4.8%

Gross profit
Parts	$205,512	$199,850	$5,662		2.8%
Service	347,617	335,377	12,240		3.6%
Collision repair	27,058	26,833	225		0.8%

Total	$580,187	$562,060	$18,127		3.2%

Gross profit as a % of revenue
Parts	32.8%	33.3%	(50	)bps
Service	68.9%	69.9%	(100	)bps
Collision repair	54.3%	54.8%	(50	)bps

Total	49.1%	49.8%	(70	)bps

	Year Ended December 31,		Better / (Worse)
	2010	2009	Change		% Change
	(In thousands)
Revenue
Parts	$599,348	$581,056	$18,292		3.1%
Service	479,759	443,247	36,512		8.2%
Collision repair	48,947	47,522	1,425		3.0%

Total	$1,128,054	$1,071,825	$56,229		5.2%

Gross profit
Parts	$199,850	$199,193	$657		0.3%
Service	335,377	314,227	21,150		6.7%
Collision repair	26,833	26,891	(58)		(0.2%)

Total	$562,060	$540,311	$21,749		4.0%

Gross profit as a % of revenue
Parts	33.3%	34.3%	(100	)bps
Service	69.9%	70.9%	(100	)bps
Collision repair	54.8%	56.6%	(180	)bps

Total	49.8%	50.4%	(60	)bps

Overall Fixed Operations customer pay revenue increased 3.2% and 3.0% for the years ended December 31, 2011 and 2010, respectively, compared to the applicable prior years. Overall Fixed Operations used vehicle reconditioning revenue increased 7.2% and 15.6% for the years ended December 31, 2011 and 2010, respectively, compared to the applicable prior years. Wholesale parts revenue also contributed to the year-over-year improvements, increasing 9.4% and 6.4% in the years ended December 31, 2011 and 2010, respectively. Fixed Operations customer pay revenue at our domestic, mid-line import and luxury dealerships increased 1.3%, 2.0%, and 4.4%, respectively, for the year ended December 31, 2011, and 5.3%, 0.9%, and 3.9%, respectively, for year ended December 31, 2010, compared to the prior years.

For the year ended December 31, 2011, an increase in Fixed Operations revenue contributed approximately $26.7 million in gross profit increase, partially offset by an $8.6 million decrease in gross profit due to a 70 basis point decline in the gross margin rate caused primarily by a shift in the sales mix compared to the prior year. Our Fixed Operations gross profit increased approximately $21.7 million, or 4.0%, for the year ended December 31, 2010 compared to the prior year. For the year ended December 31, 2010, an increase in Fixed Operations revenue contributed approximately $28.2 million in gross profit increase, partially offset by a $6.5 million decrease in gross profit caused primarily by a 60 basis point decline in the gross margin rate compared to the prior year.

As of December 31, 2011, we operated 23 collision repair centers. Collision repair revenues increased 1.9% in the year ended December 31, 2011 compared to the prior year, primarily due to an 18.7% increase in sublet revenues. Collision repair revenues increased 3.0% for the year ended December 31, 2010 compared to the prior year, primarily due to an increase in customer pay and sublet revenues of 1.3% and 14.6%, respectively.

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

F&I revenues are driven by the level of new and used vehicle unit sales, manufacturer financing or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage. Our finance penetration rates increased to 69.5% for the year ended December 31, 2011 from 67.8% in the prior year. Our extended service contract penetration rates increased to 26.4% for the year ended December 31, 2011 from 26.1% in the prior year. Further, the aftermarket products penetration rate increased to 109.8% for the year ended December 31, 2011 from 87.0% in the prior year, meaning that we sold more than one aftermarket product per vehicle, on average, in the year ended December 31, 2011. Penetration rates were positively impacted by a strengthening economy and increasing consumer confidence, combined with continued positive results from the effective roll-out of our F&I best practices in the prior year.

Following is information related to F&I:

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except per unit data)
Revenue	$218,444	$180,968	$37,476	20.7%
Gross profit per retail unit (excludes fleet)	$1,007	$957	$50	5.2%

	Year Ended December 31,		Better / (Worse)
	2010	2009	Change	% Change
	(In thousands, except per unit data)
Revenue	$180,968	$154,696	$26,272	17.0%
Gross profit per retail unit (excludes fleet)	$957	$929	$28	3.0%

F&I revenues increased during the year ended December 31, 2011 compared to the prior year primarily due to an increase in total new and used retail (excluding fleet) unit volume of 27,896 units, or 14.8%. F&I gross profit per unit improved 5.2% in the year ended December 31, 2011 compared to the prior year, primarily due to improved penetration and pricing. Finance contract gross revenue improved 23.2% for the year ended December 31, 2011 compared to the prior year, due to a 17.7% increase in unit volume and an increase in the finance contract penetration rate of 170 basis points. Finance contract gross revenue may be under pressure if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Compared to the year ended December 31, 2010, combined service and aftermarket contract revenue increased 19.1% in the year ended December 31, 2011, and total service and aftermarket contract volume increased 38.2%.

F&I revenues increased during the year ended December 31, 2010 compared to the prior year primarily due to an increase in total new and used retail (excluding fleet) unit volume of 22,651 units, or 13.6%, increased penetration rates and higher profit per unit. Gross profit per retail unit increased 3.0% in the year ended December 31, 2010 compared to the prior year, primarily due to better pricing on finance contracts in the year ended December 31, 2010 and a 19.2% increase in aftermarket products sold.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent and rent related expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission and support personnel who are paid a fixed salary. Commissions paid to dealership personnel typically vary depending on gross profits realized. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expenses vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent and rent related expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Although not completely correlated, we believe the best way to measure SG&A expenses are as a percentage of gross profit.

Following is information related to our SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change		% Change
	(In thousands)
Compensation	$554,378	$524,972	$(29,406)		(5.6%)
Advertising	53,311	46,908	(6,403)		(13.7%)
Rent and rent related	124,917	129,354	4,437		3.4%
Other	219,830	195,463	(24,367)		(12.5%)

Total	$952,436	$896,697	$(55,739)		(6.2%)

SG&A as a % of gross profit
Compensation	45.8%	47.1%	130	bps
Advertising	4.4%	4.2%	(20	)bps
Rent and rent related	10.3%	11.6%	130	bps
Other	18.3%	17.5%	(80	)bps

Total	78.8%	80.4%	160	bps

	Year Ended December 31,		Better / (Worse)
	2010	2009	Change		% Change
	(In thousands)
Compensation	$524,972	$468,679	$(56,293)		(12.0%)
Advertising	46,908	44,736	(2,172)		(4.9%)
Rent and rent related	129,354	129,887	533		0.4%
Other	195,463	185,918	(9,545)		(5.1%)

Total	$896,697	$829,220	$(67,477)		(8.1%)

SG&A as a % of gross profit
Compensation	47.1%	45.4%	(170	)bps
Advertising	4.2%	4.3%	10	bps
Rent and rent related	11.6%	12.6%	100	bps
Other	17.5%	18.0%	50	bps

Total	80.4%	80.3%	(10	)bps

Overall SG&A expense dollars increased in the year ended December 31, 2011 compared to the prior year due to increases in revenue and gross profit driving higher variable compensation costs and other SG&A expenses. Overall SG&A expense as a percentage of gross profit decreased by 160 basis points from the prior year, driven primarily by our ability to leverage our fixed costs (primarily fixed compensation and rent) with higher gross profit dollars.

Compensation costs as a percentage of gross profit decreased 130 basis points for the year ended December 31, 2011, compared to the prior year, primarily due to higher gross profit levels in the year ended December 31, 2011, allowing us to better leverage fixed compensation cost and benefit from continued efforts to align variable compensation with target levels of profit performance.

Compared to the year ended December 31, 2010, total advertising expense in the year ended December 31, 2011 increased in dollar amount and as a percentage of gross profit as a result of our retail advertising strategy to increase traffic and sales activity at our stores.

For the year ended December 31, 2011, rent and rent related expenses decreased as a percentage of gross profit compared to the prior year, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased, partially offset by the write-off of favorable lease assets associated with facilities that were no longer being used in operations.

Other SG&A expenses increased in the year ended December 31, 2011, compared to the prior year, primarily due to customer related costs as a result of the higher level of sales activity, IT spending, legal expenses, increased services by outside contractors, non-income taxes, training costs and the timing of certain insurance expenses.

Total SG&A expenses increased both in dollar amount and as a percentage of gross profit in the year ended December 31, 2010. The increase can be attributed to the increases in revenue and gross profit as well as higher compensation costs.

For the year ended December 31, 2010, total compensation expense increased in both dollar amount and as a percentage of gross profit compared to the prior year. Compensation costs were higher in the first half of 2010 and improved in the latter half of the year when pay plans were adjusted to compensate for higher than expected retail activity.

Advertising expense increased in dollar amount but improved slightly as a percentage of gross profit for the year ended December 31, 2010, compared to the prior year. Total advertising costs were higher compared to the prior year primarily due to the rebound in economic activity in the year ended December 31, 2010.

For the year ended December 31, 2010, rent and rent related expenses remained flat compared to the prior year. As a percentage of gross profit, rent and rent related expenses decreased in the year ended December 31, 2010 compared to the prior year, primarily due to increases in gross profit resulting from an improved sales environment.

Other SG&A expenses increased compared to the year ended December 31, 2009, primarily due to higher insurance related expenses and investments in our employees through training. Other SG&A as a percentage of gross profit decreased due to gross profit increases in an improved economic environment.

Impairment Charges

Impairment charges increased $0.9 million for the year ended December 31, 2011 due to a property and equipment-related impairment charge recorded in the year ended December 31, 2011 and no significant charges in the prior year. Impairment charges decreased $23.2 million for the year ended December 31, 2010, compared to the prior year, due to impairment charges recorded in the year ended December 31, 2009 and no significant charges in the year ended December 31, 2010. See the table and discussion included under the previous heading “Impairments and Other Charges” for a detail of impairment charges recorded during the years ended December 31, 2011, 2010 and 2009.

Depreciation and Amortization

Depreciation expense increased $5.6 million, or 15.9%, in the year ended December 31, 2011 compared to prior year, and $0.2 million, or 0.7%, in the year ended December 31, 2010 compared to the prior year. The increases were primarily related to continuing operations additions to gross property and equipment of $123.1 million in the year ended December 31, 2011 and $35.0 million in the year ended December 31, 2010, excluding land and construction in progress. The increases in depreciable property were due in part to the purchase of five of our dealership properties in January 2011 that were previously leased through long-term operating leases, and the completion of several facilities improvement projects.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations decreased approximately $2.3 million, or 11.8%, for the year ended December 31, 2011 compared to the prior year. The average new vehicle floor plan interest rate incurred by continuing dealerships was 2.39% for the year ended December 31, 2011, compared to 2.69% for the year ended December 31, 2010, which resulted in a decrease in interest expense of approximately $2.2 million. The average new vehicle floor plan notes payable balance for continuing operations decreased approximately $2.8 million in the year ended December 31, 2011, resulting in a decrease in new vehicle floor plan interest expense of approximately $0.1 million compared to the prior year.

Interest expense, floor plan for used vehicles incurred by continuing operations increased approximately $0.4 million, or 17.1%, for the year ended December 31, 2011 compared to the prior year. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.71% for the year ended December 31, 2011, compared to 2.82% for the year ended December 31, 2010, which resulted in a decrease in interest expense of approximately $0.1 million. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $16.9 million in the year ended December 31, 2011, resulting in an increase in used vehicle floor plan interest expense of approximately $0.5 million compared to the prior year.

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $1.1 million, or 6.2%, for the year ended December 31, 2010 compared to the prior year. The average new vehicle floor plan interest rate incurred by continuing dealerships was 2.69% for the year ended December 31, 2010, compared to 2.50% for the year ended December 31, 2009, which resulted in an increase in interest expense of approximately $1.4 million. The average new vehicle floor plan notes payable balance for continuing operations decreased approximately $11.0 million in the year ended December 31, 2010, resulting in a decrease in new vehicle floor plan interest expense of approximately $0.3 million compared to the prior year.

Interest expense, floor plan for used vehicles incurred by continuing operations increased approximately $0.6 million, or 37.1%, for the year ended December 31, 2010 compared to the prior year. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.82% for the year ended December 31, 2010, compared to 2.10% for the year ended December 31, 2009, which resulted in an increase in interest expense of approximately $0.5 million. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $1.5 million in the year ended December 31, 2010, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million compared to the prior year.

Interest Expense, Other, Net

Interest expense, other, net, was approximately $60.7 million, $63.3 million and $78.3 million in the years ended December 31, 2011, 2010 and 2009, respectively. Changes in interest expense, other, net, are summarized in the schedule below:

	Increase (Decrease) in Interest Expense for the Year Ended December 31,
	2011	2010
	(In millions)
Debt balances
Increase (decrease) in debt balances	$(2.5)	$(3.6)
Other factors
(Increase) decrease in capitalized interest	—	(1.6)
Incremental interest expense (benefit) related to variable to fixed rate swaps(1)	0.1	(0.9)
Interest expense (benefit) allocation to discontinued operations	0.2	1.8
Increase (decrease) in deferred loan cost amortization(2)	(0.1)	(10.3)
Increase (decrease) in other expense, net	(0.3)	(0.4)

	$(2.6)	$(15.0)

(1)	Represent difference in cash payments to and from the counterparty.

(2)	Includes debt restructuring costs in 2009.

Interest Expense, Non-Cash, Convertible Debt

Non-cash convertible debt interest expense for the year ended December 31, 2011 is comprised of the amortization of the debt discount and deferred loan costs associated with our 5.0% Convertible Notes. The initial debt discount was determined based on a valuation of the debt component of these notes and is being amortized monthly to interest expense over the expected life of the notes.

We recognized a non-cash benefit of $11.3 million for the year ended December 31, 2009 due to the extinguishment of the derivative liability associated with the redemption of our 6.0% Convertible Notes during 2009.

Interest expense, non-cash, convertible debt is summarized in the schedule below:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Amortization of debt discount:
6.0% Convertible Notes	$—	$—	$4.1
5.25% Convertible Notes	—	—	2.1
5.0% Convertible Notes	5.5	5.1	1.2
4.25% Convertible Notes	—	0.5	4.1

Total amortization of debt discount	5.5	5.6	11.5
Amortization of deferred loan costs:
5.0% Convertible Notes	1.2	1.3	0.3
4.25% Convertible Notes	—	—	0.2

Total amortization of deferred loan costs	1.2	1.3	0.5
Mark-to-market on derivative liability — 6.0% Convertible Notes	—	—	(11.3)

Total	$6.7	$6.9	$0.7

Interest Expense/Amortization, Non-Cash, Cash Flow Swaps

For our cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in accumulated other comprehensive income (loss,) net of related income taxes in the Consolidated Statements of Stockholders’ Equity. For the cash flow swaps not designated as hedges (changes in the fair value of notional amounts of certain cash flow swaps are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income. For the years ended December 31, 2011 and 2010, non-cash charges of approximately $0.8 million and $4.9 million, respectively, related to the cash flow swaps and amortization of amounts in accumulated other comprehensive income (loss) related to other existing and terminated cash flow swaps were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income. Changes in the fair value of notional amounts of certain cash flow swaps are recognized through earnings. See Note 6 “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion.

The incremental interest expense (the difference between interest paid and interest received) related to our cash flow swaps was approximately $17.7 million, $17.6 million and $18.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in interest expense, other, net, in the accompanying Consolidated Statements of Income. The estimated expense, net of tax, expected to be reclassified out of other comprehensive income (loss) into results of operations during the year ended December 31, 2012 is approximately $8.2 million.

Other Income (Expense), Net

Other income (expense), net, was an expense of $1.0 million, $7.5 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. We recorded a loss extinguishment of debt of approximately $1.1 million in the year ended December 31, 2011, related to the retirement of $17.4 million and $42.9 million in aggregate principal amount of the 5.0% Convertible Notes and 8.625% Notes, respectively. We recorded a loss on extinguishment of debt of approximately $7.7 million in the year ended December 31, 2010, related to the retirement of $232.1 million in aggregate principal amount of the 8.625% Notes. For the year ended December 31, 2009, other income (expense), net, includes a gain of approximately $0.4 million on the repurchase of a portion of the 4.25% Convertible Notes at a discount and a gain of approximately $0.1 million related to the derecognition of liability and equity components of the 4.25% Convertible Notes upon repurchase of a portion of the 4.25% Convertible Notes during the year ended December 31, 2009. These gains were offset by a loss of approximately $7.2 million related to the write-off of the unamortized debt discount associated with the redemption of the 6.0% Convertible Notes during the year ended December 31, 2009. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion.

Provision for Income Taxes

The effective tax rate from continuing operations was 38.4%, (22.3%) and (105.0%) for the years ended December 31, 2011, 2010 and 2009, respectively. In the years ended December 31, 2010 and 2009, a reduction of valuation allowances on deferred tax assets and other tax adjustments of $48.2 million and $41.3 million, respectively, resulted in an overall tax benefit from continuing operations. Excluding the effect of these items, the effective tax rate from continuing operations would have been 39.9% and 43.2% for the years ended December 31, 2010 and 2009, respectively. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets.

Discontinued Operations

The pre-tax losses from discontinued operations and the sale of dealerships were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss) from operations	$(2,383)	$(6,634)	$(12,579)
Gain (loss) on disposal	(314)	2,629	(293)
Lease exit accrual adjustments	(171)	(4,232)	(30,794)
Property impairment charges	—	—	(4,992)
Goodwill impairment charges	—	—	(1,586)

Pre-tax income (loss)	$(2,868)	$(8,237)	$(50,244)

Total revenues	$—	$55,077	$294,390

Loss from discontinued operations improved from prior year levels due to the disposal of under-performing dealerships that incurred significant operating losses prior to their disposal in the years ended December 31, 2010 and 2009. For a description of the impairment and other charges taken for the years ended December 31 2011, 2010 and 2009, see the discussion under the previous heading “Impairments and Other Charges.”

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, dividends on our common stock and to finance acquisitions and invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with our restrictive covenants and other obligations. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material and adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depends to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

In the year ended December 31, 2011, our overall debt maturity position improved as a result of the refinancing of our credit facilities in July 2011, the repurchase of the remaining $42.9 million in aggregate principal amount of our 8.625% Notes and the repurchase of approximately $17.4 million in aggregate principal amount of our 5.0% Convertible Notes. As a result of these refinancing and repurchase activities, other than principal payments due on mortgage notes and certain term notes, we do not have another significant debt maturity until the earliest redemption date of the 5.0% Convertible Notes in 2014, the maturity of the 2011 Credit Facilities in 2016 or the maturity of the aggregate principal amount outstanding of the 9.0% Notes in 2018.

In the year ended December 31, 2011, our operational performance continued to rebound as the economy and the automotive retail industry environment improved coming out of the economic crisis that began in the fourth quarter ended December 31, 2008. Average industry expectations for new vehicle sales volume in the year ending December 31, 2012 are between 13.0 million and 14.0 million vehicles which, if realized, would be an increase of 2.4% to 10.2% from the industry volume in the year ended December 31, 2011. This suggests a steady improvement in automotive retailing in the year ending December 31, 2012. We believe our current capital structure and the expected results of our operating activities will enable us to continue to service our liquidity requirements during the year ending December 31, 2012.

Long-Term Debt and Credit Facilities

2011 Credit Facilities

On July 8, 2011, we amended and restated our 2010 Credit Facilities (as defined below) through the 2011 Revolving Credit Facility and the 2011 Floor Plan Facility (collectively the “2011 Credit Facilities”), which are scheduled to mature on August 15, 2016. This amendment and restatement extended the term of the previous existing syndicated credit facilities that were scheduled to mature on August 15, 2012, increased the borrowing capacity under the previous existing syndicated credit facilities by $234.0 million and modified certain covenant and compliance calculations on a prospective basis.

Availability under the 2011 Revolving Credit Facility is calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of SMI that are pledged as collateral, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Revolving Credit Facility may be increased at our option to $225.0 million upon satisfaction of certain conditions. A withdrawal of the pledge of SMI common stock by SFC, which owns the 5,000,000 shares of common stock of SMI, or a decline in the value of SMI common stock, could reduce the amount we can borrow under the 2011 Revolving Credit Facility.

At December 31, 2011, the 2011 Revolving Borrowing Base was approximately $169.6 million. We had no outstanding borrowings, and $40.3 million in outstanding letters of credit, under the 2011 Revolving Credit Facility, resulting in total borrowing availability of $129.3 million under the 2011 Revolving Credit Facility based on balances as of December 31, 2011.

Outstanding obligations under the 2011 Revolving Credit Facility are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries and by the pledge of 5,000,000 shares of common stock of SMI by SFC. The collateral also includes a pledge of the franchise and dealer agreements and stock or equity interests of our dealership subsidiaries, except for those dealership subsidiaries where the applicable manufacturer prohibits such a pledge, in which cases the stock or equity interests of the dealership subsidiary is subject to an escrow arrangement with the administrative agent. Substantially all of our subsidiaries also guarantee our obligations under the 2011 Revolving Credit Facility.

The maturity date of the 2011 Revolving Credit Facility may in certain circumstances be accelerated (the “Springing Maturity Date”) if the share price of our common stock falls below a certain level or if we do not maintain certain liquidity levels during enumerated periods of time prior to the maturity date (including dates upon which we may be compelled to repurchase such indebtedness) of certain indenture indebtedness or other indebtedness with an outstanding balance in excess of $35.0 million. In addition, availability of the 2011 Revolving Credit Facility may be curtailed during enumerated periods related to any Springing Maturity Date.

The 2011 Floor Plan Facility is comprised of a new vehicle revolving floor plan facility in an amount up to $500.0 million (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility in an amount up to $80.0 million, subject to a borrowing base (the “2011 Used Vehicle Floor Plan Facility”). We may, under certain conditions, request an increase in the 2011 Floor Plan Facility of up to $175.0 million, which shall be allocated between the 2011 New Vehicle Floor Plan Facility and the 2011 Used Vehicle Floor Plan Facility as we request, with no more than 15% of the aggregate commitments allocated to the commitments under the 2011 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2011 Floor Plan Facility are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries. The amounts outstanding under the 2011 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

We agreed under the 2011 Credit Facilities not to pledge any assets to any third party, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2011 Credit Facilities contain certain negative covenants, including covenants which could restrict or prohibit indebtedness, liens, the payment of dividends, capital expenditures and material dispositions and acquisitions of assets as well as other customary covenants and default provisions. Specifically, the 2011 Credit Facilities permit cash dividends on our Class A and Class B common stock so long as no event of default (as defined in the 2011 Credit Facilities) has occurred and is continuing and provided that we remain in compliance with all financial covenants under the 2011 Credit Facilities.

2010 Credit Facilities

On January 15, 2010, we entered into an amended and restated syndicated revolving credit agreement (the “2010 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2010 Floor Plan Facility”). The 2010 Revolving Credit Facility and 2010 Floor Plan Facility (collectively the “2010 Credit Facilities”) were scheduled to mature on August 15, 2012. On July 8, 2011, these were replaced by the 2011 Credit Facilities discussed above.

9.0% Notes

On March 12, 2010, we issued $210.0 million in aggregate principal amount of 9.0% Notes which mature on March 15, 2018. On April 12, 2010, we used the net proceeds, together with cash on hand, to redeem $200.0 million in aggregate principal amount of our 8.625% Notes due 2013. The 9.0% Notes are unsecured senior subordinated obligations and are guaranteed by our domestic operating subsidiaries and rank equal in right of payment to all of our and the subsidiary guarantors’ existing and future senior subordinated indebtedness. Interest is payable semi-annually on March 15 and September 15 each year. We may redeem the 9.0% Notes in whole or in part at any time after March 15, 2014 at the redemption prices in the following table, which are expressed as percentages of the principal amount. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 9.0% Notes.

Redemption
Beginning on March 15, 2014	104.50%
Beginning on March 15, 2015	102.25%
Beginning on March 15, 2016 and thereafter	100.00%

8.625% Notes

During the year ended December 31, 2011, we redeemed the remaining $42.9 million in aggregate principal amount of our 8.625% Notes using cash on hand. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion.

5.0% Convertible Notes

On September 23, 2009, we issued $172.5 million in principal of 5.0% Convertible Notes and 10,350,000 shares of Class A common stock. Net proceeds from these issuances were used to repurchase $143.0 million in aggregate principal amount of our 4.25% Convertible Notes, $85.6 million in aggregate principal amount of our 6.0% Convertible Notes and to repay amounts outstanding under the then existing revolving credit facility.

During the year ended December 31, 2011, we repurchased approximately $17.4 million of the aggregate outstanding principal amount of the 5.0% Convertible Notes and recorded a loss on repurchase of approximately $0.9 million recorded in other income (expense), net, in the accompanying Consolidated Statements of Income. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion.

Notes Payable to a Finance Company

Three notes payable totaling $26.6 million in aggregate principal were assumed with the purchase of certain dealerships during the year ended December 31, 2004 (the “Assumed Notes”). The Assumed Notes mature November 1, 2015 through September 1, 2016 and are collateralized by letters of credit. We recorded the Assumed Notes at fair value using an interest rate of 5.35%. Although the Assumed Notes allow for prepayment, the penalties and fees are disproportionately burdensome relative to the Assumed Notes’ principal balance. Therefore, we do not currently intend to prepay the Assumed Notes. The outstanding aggregate principle amount of the Assumed Notes was $13.2 million as of December 31, 2011.

Mortgage Notes

During the year ended December 31, 2011, we obtained $54.4 million in net mortgage financing related to five of our dealership properties. During the year ended December 31, 2010, we obtained $21.2 million in mortgage financing related to four of our dealership properties. Since implementing our strategy of owning more of our dealership properties in late 2007, we have added $197.2 million in mortgage financing to our capital structure on 18 of our dealership properties. These mortgage notes require monthly payments of principal and interest through maturity, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates range between June 2013 and March 2031. As of December 31, 2011, the weighted average interest rate was 4.66% and the total outstanding balance of our mortgages was $182.2 million.

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

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR and prime. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 2.43%, 2.71% and 2.46% for the years ended December 31, 2011, 2010 and 2009, respectively. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $26.9 million, $24.6 million and $19.4 million in the years ended December 31, 2011, 2010 and 2009, respectively, and recognized in cost of sales for continuing operations approximately $26.7 million, $23.6 million and $21.0 million in the years ended December 31, 2011, 2010 and 2009, respectively, in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Covenants and Default Provisions

Non-compliance with covenants, including a failure to make any payment when due, under our 2011 Credit Facilities, our bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”), operating lease agreements, mortgage notes, 9.0% Notes and 5.0% Convertible Notes (collectively, our “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2011 Credit Facilities. A default under our 2011 Credit Facilities would constitute a default under our Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under the one or more of the floor plan facilities. Certain defaults under our 2011 Credit Facilities and one or more Silo Floor Plan Facilities, or certain other debt obligations would not result in a default under our 9.0% Notes or 5.0% Convertible Notes unless our repayment obligations under the 2011 Credit Facilities and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of our Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2011 Credit Facilities include the following financial covenants:

	Covenant
	Consolidated Liquidity Ratio		Consolidated Fixed Charge Coverage Ratio		Consolidated Total Lease Adjusted Leverage Ratio
March 31, 2011 through and including March 30, 2012	≥	1.05	≥	1.15	≤	5.50
March 31, 2012 and thereafter	≥	1.10	≥	1.20	≤	5.50
December 31, 2011 actual		1.13		1.65		4.02

In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent with a required ratio of no less than 1.50 to 1.00. As of December 31, 2011, the ratio was 2.80 to 1.00.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2011. We expect to be in compliance with all of our long-term debt agreements for the foreseeable future.

Acquisitions and Dispositions

During the year ended December 31, 2011, we did not acquire any dealerships. Under the 2011 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is in excess of $50.0 million, or if the aggregate cost of such acquisitions is in excess of $175.0 million during the term of the agreement, without the written consent of the Required Lenders (as that term is defined in the 2011 Credit Facilities). Currently, we have no plans to pursue any significant dealership acquisition activity in 2012. Although we believe growth through acquisitions will be a significant source of growth for us in the future, we do not see this being a significant source of growth in the near-term.

Capital Expenditures

Our capital expenditures include the purchase of land and buildings, construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. We selectively construct new dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects first through new mortgages and secondly through our credit facilities. We also fund these improvements through cash flows from operations.

Capital expenditures for the year ended December 31, 2011 were approximately $158.7 million. Of this amount, approximately $44.1 million was related to facility construction projects, $91.4 million was related to real estate acquisitions and $23.2 million was for fixed assets utilized in our dealership operations. Of the capital expenditures in the year ended December 31, 2011, approximately $54.4 million was funded through mortgage financing and approximately $104.3 million was funded through cash from operations and use of our credit facilities. We expect to receive approximately $33.5 million of additional mortgage funding in the year ending December 31, 2012. As of December 31, 2011, commitments for facilities construction projects totaled approximately $18.9 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. During the year ended December 31, 2011, we repurchased approximately 797,000 shares of our Class A common stock for approximately $11.0 million. As of December 31, 2011, our remaining repurchase authorization was approximately $32.5 million. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2011 Credit Facilities) and the result of such test has been accepted by the administrative agent.

Our share repurchase activity is subject to the business judgment of management and our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and economic and other factors considered relevant. These factors are considered each quarter and will be scrutinized as management and our Board of Directors determines our share repurchase policy in the future.

Dividends

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B common stock totaling $0.10 per share during the year ended December 31, 2011. Subsequent to December 31, 2011, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for shareholders of record on March 15, 2012 to be paid on April 15, 2012. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 9.0% Notes also contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

Cash Flows from Operating Activities — Net cash provided by operating activities was approximately $153.6 million, $255.0 million and $403.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The net cash provided by operations for the year ended December 31, 2011 consisted primarily of income from operations, a reduction in inventory, and an increase in accounts payable and other liabilities partially offset by an increase in accounts receivable. The net cash provided by operations for the year ended December 31, 2010 consisted primarily of income from operations and an increase in notes payable-floor plan-trade, partially offset by an increase in inventory . The net cash provided by operations for the year ended December 31, 2009 consisted primarily of income from operations and a reduction in inventory.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer-affiliated finance companies and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows).

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow.

Net cash provided by combined trade and non-trade floor plan financing was approximately $6.4 million and $95.3 million for the years ended December 31, 2011 and 2010, respectively, while net cash used in combined trade and non-trade floor plan financing was approximately $353.8 million for the year ended December 31, 2009. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $169.8 million, $86.4 million and $108.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The shift between trade floor plan and non-trade floor plan during the year ended December 31, 2010 was primarily due to the realignment in floor plan providers under the 2010 Credit Facilities.

Cash Flows from Investing Activities — Cash used in investing activities during the years ended December 31, 2011, 2010 and 2009 was $157.0 million, $58.7 million, and $9.7 million, respectively. During the year ended December 31, 2011, the majority of the investing activities cash outflow was related to capital expenditures. During the years ended December 31, 2010 and 2009, cash used in investing activities was primarily related to capital expenditures partially offset by proceeds received from dealership dispositions and the sales of property and equipment. There were no dealership acquisitions in the years ended December 31, 2011, 2010 and 2009. We do not expect to complete any significant dealership acquisitions in the year ending December 31, 2012.

The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships. During the years ended December 31, 2011, 2010 and 2009, we used net proceeds from mortgage financing in the amount of approximately $54.4 million, $21.2 million and $6.3 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.

Cash Flows from Financing Activities — Net cash used in financing activities was approximately $16.5 million, $204.6 million and $370.8 million for the years ended December 31, 2011, 2010 and 2009. For the year ended December 31, 2011, excluding the effect of changes in notes payable floor plan, non-trade, cash flow used in financing activities was comprised primarily of repurchases of debt securities, repurchases of treasury stock, payments on long-term debt and debt issuance costs, partially offset by proceeds from mortgage financing.

During the year ended December 31, 2010, cash used in financing activities excluding the effect of changes in notes payable floor plan, non-trade, was comprised primarily of repurchases of debt securities, payments on long-term debt and debt finance costs, partially offset by new borrowings. The repurchases of debt securities included the remaining aggregate principal amount of our 4.25% Convertible Notes for approximately $17.0 million and a portion of our 8.625% Notes for approximately $232.1 million. New borrowings consisted of the issuance of 9.0% Notes in the amount of $210.0 million, less a debt discount of approximately $1.5 million and mortgage proceeds of approximately $21.2 million.

During the year ended December 31, 2009, cash used in financing activities was comprised primarily of payments on long-term debt partially offset by new borrowings and issuance of common stock. During the year ended December 31, 2009, we repurchased the remaining balances of our 5.25% Convertible Senior Subordinated Notes due 2009 (the “5.25% Convertible Notes”) for approximately $15.7 million and a portion of our 4.25% Convertible Notes for approximately $143.0 million. During the year ended December 31, 2009, we also issued common stock of approximately $101.3 million and paid cash of approximately $16.5 million for the settlement of two interest rate swaps.

Cash Flows from Discontinued Operations — Our Consolidated Statements of Cash Flows include both continuing and discontinued operations. Net cash used in operating activities associated with discontinued operations for the year ended December 31, 2011 was approximately $9.5 million. This was substantially comprised of changes in assets and liabilities that relate to dealership operations. In our Consolidated Statements of Cash Flows, cash flows from investing and financing activities for the year ended December 31, 2011 represent an immaterial amount of total cash flows from discontinued operations.

Guarantees and Indemnification Obligations

See discussion under heading “Off-Balance Sheet Arrangements — Guarantees and Indemnification Obligations” below.

Future Liquidity Outlook

Our future contractual obligations are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Floor Plan Facilities	$868,341	$—	$—	$—	$—	$—	$868,341
Long-Term Debt(1)	11,167	17,486	169,774	24,310	42,224	301,293	566,254
Letters of Credit	40,347	—	—	—	—	—	40,347
Estimated Interest Payments on Floor Plan Facilities(2)	3,312	—	—	—	—	—	3,312
Estimated Interest Payments on Long-Term Debt(3)	46,942	34,831	32,049	25,127	24,374	58,320	221,643
Operating Leases (Net of Sublease Rentals)	109,078	102,555	93,833	83,217	77,338	320,936	786,957
Construction Contracts	18,878	—	—	—	—	—	18,878
Other Purchase Obligations(4)	5,458	4,096	3,500	—	—	—	13,054
FIN 48 Liability(5)	500	—	—	—	—	18,134	18,634

Total	$1,104,023	$158,968	$299,156	$132,654	$143,936	$698,683	$2,537,420

(1)	The 5.0% Convertible Notes are redeemable before the stated maturities at both our option and the option of the respective holders, under certain conditions. The assumed maturities of these securities are based on the earliest redemption date, which is October 2014 for the 5.0% Convertible Notes. All amounts represent outstanding principal only.

(2)	Floor plan facilities balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2011 floor plan facilities balance, the weighted average interest rate for the fourth quarter ended December 31, 2011 of 2.36% and the assumption that floor plan facilities balances at December 31, 2011 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.

(3)	Estimated interest payments calculated based on assumed or stated maturities consistent with discussion in (1) above. Estimated interest payments include payments related to interest rate swaps.

(4)	Other Purchase Obligations include contracts for office supplies, utilities and various other items or services.

(5)	Amount represents recorded liability, including interest and penalties, related to “Accounting for Uncertain Income Tax Positions” in the ASC. See Notes 1 and 7 to the accompanying Consolidated Financial Statements.

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

Seasonality

Our operations are subject to seasonal variations. The first quarter normally contributes less operating profit than the second, third and fourth quarters. Weather conditions, the timing of manufacturer incentive programs and model changeovers cause seasonality and may adversely affect vehicle demand, and consequently, our profitability. Comparatively, parts and service demand remains stable throughout the year.

Off-Balance Sheet Arrangements

Guarantees and Indemnification Obligations

In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. We expect the aggregate amount of the obligations we guarantee to increase as we dispose of additional dealerships. See Note 12, “Commitments and Contingencies,” to the accompanying Consolidated Financial Statements for a discussion regarding these guarantees and indemnification obligations. Past performance under these guarantees and indemnification obligations and their estimated fair value has been immaterial to our liquidity and capital resources. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sub-lessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. As of December 31, 2011, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $104.4 million. Future sublease payments expected to be received related to these lease payments were approximately $81.5 million at December 31, 2011.

5.0% Convertible Notes

The 5.0% Convertible Notes are convertible into shares of our Class A common stock, at the option of the holder, based on certain conditions. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for a discussion regarding these conversion conditions, which are primarily linked to the per share price of our Class A common stock and the relationship between the trading values of our Class A common stock and the 5.0% Convertible Notes. As of December 31, 2011, none of the conditions for conversion had been met.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $533.0 million at December 31, 2011 and approximately $504.9 million at December 31, 2010. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $4.7 million in the year ended December 31, 2011 and approximately $4.6 million in the year ended December 31, 2010. Of the total change in interest expense, approximately $4.4 million and $4.5 million in the years ended December 31, 2011 and 2010, respectively, would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of December 31, 2011 and 2010 approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the year ended December 31, 2011 due to the leases containing LIBOR floors which were above the LIBOR rate during the year ended December 31, 2011.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at December 31, 2011 was a liability of $37.6 million, with $13.2 million included in other accrued liabilities and $24.4 million recorded to other long-term liabilities in the accompanying Consolidated Balance Sheets. See the previous discussion of “Interest Expense/Amortization, Non-Cash, Cash Flow Swaps” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will receive and pay interest based on the following:

Notional Amount	Pay Rate	Receive Rate(1)	Maturing Date
(In millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$ 3.4	7.100%	one-month LIBOR + 1.50%	July 10, 2017
$ 25.0(2)	5.160%	one-month LIBOR	September 1, 2012
$ 15.0(2)	4.965%	one-month LIBOR	September 1, 2012
$ 25.0(2)	4.885%	one-month LIBOR	October 1, 2012
$ 10.6	4.655%	one-month LIBOR	December 10, 2017
$ 8.4(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$ 6.5	4.330%	one-month LIBOR	July 1, 2013
$100.0(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0(3)	3.300%	one-month LIBOR	July 1, 2015
$ 7.1(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$ 50.0(3)	2.767%	one-month LIBOR	July 1, 2014
$ 50.0(3)	3.240%	one-month LIBOR	July 1, 2015
$ 50.0(3)	2.610%	one-month LIBOR	July 1, 2014
$ 50.0(3)	3.070%	one-month LIBOR	July 1, 2015

(1)	The one-month LIBOR rate was 0.295% at December 31, 2011.

(2)	Changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 2, 2012.

During the year ended December 31, 2010, we entered into two $100.0 million notional amount forward-starting interest rate swap agreements which become effective in July 2012 and terminate in July 2015. During the year ended December 31, 2011, we entered into four $50.0 million notional amount forward-starting interest rate swap agreements which become effective in July 2012 and terminate between July 2014 and July 2015. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity.

Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate swaps are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	($ in thousands)
Long-term debt:
Fixed rate maturities(1)	$7,046	$7,615	$166,010	$14,619	$23,292	$282,032	$500,614
Fixed rate outstanding(2)	$500,614	$493,568	$485,953	$319,943	$305,324	$282,032		$564,193
Average rate on fixed outstanding debt(2)	6.74%	6.73%	6.69%	7.51%	8.15%	8.09%
Variable rate maturities	$4,121	$9,871	$3,764	$9,691	$18,932	$19,261	$65,640
Variable rate outstanding(2)	$65,640	$61,519	$51,648	$47,884	$38,193	$19,261		$58,916
Average rate on variable outstanding debt(2)	1.76%	1.76%	1.64%	1.64%	1.32%	1.87%
Cash flow interest rate swaps:
Variable to fixed maturities	$366,800	$7,533	$101,407	$301,407	$1,407	$22,049	$800,603
Variable to fixed outstanding(2)	$434,163	$426,631	$325,224	$23,817	$22,049	$22,049		$(37,565)
Average pay rate on outstanding swaps(2)	3.31%	3.29%	3.46%	6.03%	6.05%	6.05%

(1)	The 5.0% Convertible Notes are redeemable before the stated maturities at both our option and the option of the respective holders, under certain conditions. The assumed maturities of these securities are based on the earliest redemption date, which is October 2014 for the 5.0% Convertible Notes.

(2)	Based on amounts outstanding at December 31 of each respective period.

Foreign Currency Risk

We purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase our inventories in U.S. Dollars, our business is subject to foreign exchange rate risk that may influence automobile manufacturers’ ability to provide their products at competitive prices in the United States. To the extent that we cannot recapture this volatility in prices charged to customers or if this volatility negatively impacts consumer demand for our products, this volatility could adversely affect our future operating results.

Item 8.    Financial Statements and Supplementary Data.

See “Consolidated Financial Statements and Notes” that appears on page F-1 herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K because of the material weakness in internal control over financial reporting described below. During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, subsequent to the quarter ended December 31, 2011 but prior to the filing of this Annual Report on Form 10-K, we implemented certain changes to our internal control over financial reporting to address the material weakness in our internal control over financial reporting that was identified during our year-end audit process. These changes are discussed below under the heading “Report on Internal Control over Financial Reporting.”

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the reporting company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 because of a material weakness in our oversight and review procedures designed to monitor the accuracy of certain new period-end journal entries. Specifically the control regarding our review of the journal entry initiated in January 2011 to reclassify negative book cash balances between accounts payable and cash was not operating effectively. As part of the year-end audit process, our independent registered public accountants identified a material adjustment related to this journal entry. This audit adjustment was recorded by the Company in its December 31, 2011 financial statements.

Effective in February 2012, our management believes that it has corrected the primary issues that led to this material weakness. Specifically, in addition to correcting the methodology and information used to calculate this reclassification, we have enhanced our review of such period-end journal entries.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been attested to by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, as stated in their report which is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is furnished by incorporation by reference to the information under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Corporate Governance and Other Information — Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on April 18, 2012 (the “Proxy Statement”). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the captions entitled “Executive Compensation” and “Director Compensation for 2011” in the Proxy Statement.

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

The information required by this item is furnished by incorporation by reference to the information under the caption “Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(1) Financial Statements: Consolidated Balance Sheets as of December 31, 2011 and 2010. Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2010 and 2011. Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

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

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2*	Form of 5.0% Convertible Senior Note due October 2029 (included in Exhibit 4.2 to the Current Report on Form 8-K filed September 25, 2009 (the “September 25, 2009 Form 8-K”)).

4.3*	Indenture dated as of September 23, 2009 (the “Base Indenture”) by and among Sonic Automotive, Inc, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the September 25, 2009 Form 8-K).

EXHIBIT NO.	DESCRIPTION

4.4*	First Supplemental Indenture dated as of September 23, 2009 to the Base Indenture (incorporated by reference to Exhibit 4.2 to the September 25, 2009 Form 8-K).

4.5*	Registration Rights Agreement dated as of March 12, 2010 by and among Sonic Automotive, Inc. the guarantors set forth on the signature page thereto and Banc of America Securities LLC, as representative of the several initial purchasers named on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed March 15, 2010 (the “March 15, 2010 Form 8-K”)).

4.6*	Indenture dated as of March 12, 2010 by and among Sonic Automotive, Inc, as issuer, the guarantors named therein, and U.S. Bank National Association, as trustee, relating to the 9.0% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to the March 15, 2010 Form 8-K).

4.7*	Form of 9.0% Senior Subordinated Note due 2018 (incorporated by reference to Exhibit 4.2 to the March 15, 2010 Form 8-K).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).(1)

10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)

10.5*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675))(1)

10.6*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)

10.7*	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (incorporated by reference to Exhibit 10.12 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.8*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.9*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.10*	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008 (incorporated by reference to Appendix B to Sonic’s Definitive Proxy Statement on Schedule 14A filed April 9, 2009).(1)

EXHIBIT NO.	DESCRIPTION

10.11*	Standard form of lease executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)).

10.12*	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to Sonic’s 2008 Annual Report).

10.13*	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.40 to Sonic’s 2008 Annual Report).

10.14*	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.41 to Sonic’s 2008 Annual Report).

10.15*	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.42 to Sonic’s 2008 Annual Report).

10.16*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.17*	Underwriting Agreement (Class A common stock) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed September 23, 2009 (the “September 23, 2009 Form 8-K”)).

10.18*	Underwriting Agreement (convertible senior notes) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.2 to the September 23, 2009 Form 8-K).

10.19*	Amendment No. 1 to Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to Exhibit 10.45 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).(1)

10.20*	Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “June 2011 Quarterly Report”)).

10.21*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Sonic’s June 2011 Quarterly Report).

10.22*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to Sonic’s June 2011 Quarterly Report).

10.23*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to Sonic’s June 2011 Quarterly Report).

EXHIBIT NO.	DESCRIPTION

10.24*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to Sonic’s June 2011 Quarterly Report).

10.25*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.6 to Sonic’s June 2011 Quarterly Report).

10.26*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to Sonic’s June 2011 Quarterly Report).

10.27*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to Sonic’s June 2011 Quarterly Report).

10.28*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to Sonic’s June 2011 Quarterly Report).

10.29*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to Sonic’s June 2011 Quarterly Report).

10.30*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.11 to Sonic’s June 2011 Quarterly Report).

10.31*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to Sonic’s June 2011 Quarterly Report).

10.32*	Second Amended and Restated Subsidiary Guaranty Agreement, Dated as of July 8, 2011, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.13 to Sonic’s June 2011 Quarterly Report).

10.33*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.14 to Sonic’s June 2011 Quarterly Report).

10.34*	Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to Sonic’s June 2011 Quarterly Report).

10.35*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 to Sonic’s June 2011 Quarterly Report).

10.36*	Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.17 to Sonic’s June 2011 Quarterly Report).

10.37*	Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated July 8, 2011, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.18 to Sonic’s June 2011 Quarterly Report).

EXHIBIT NO.	DESCRIPTION

10.38*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.19 to Sonic’s June 2011 Quarterly Report).

10.39*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.20 to Sonic’s June 2011 Quarterly Report).

10.40*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.21 to Sonic’s June 2011 Quarterly Report).

10.41*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.22 to Sonic’s June 2011 Quarterly Report).

10.42*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.23 to Sonic’s June 2011 Quarterly Report).

10.43*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.24 to Sonic’s June 2011 Quarterly Report).

10.44*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.25 to Sonic’s June 2011 Quarterly Report).

10.45*	Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.26 to Sonic’s June 2011 Quarterly Report).

10.46*	Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.27 to Sonic’s June 2011 Quarterly Report).

10.47*	Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

10.48*	First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective December 29, 2010 (incorporated by reference to Exhibit 10.47 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Sonic.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

EXHIBIT NO.	DESCRIPTION

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ DAVID P. COSPER
Mr. David P. Cosper Vice Chairman and Chief Financial Officer Date: March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 5, 2012

/s/ B. SCOTT SMITH B. Scott Smith	President, Chief Strategic Officer and Director	March 5, 2012

/s/ DAVID P. COSPER David P. Cosper	Vice Chairman and Chief Financial Officer (principal financial officer and principal accounting officer)	March 5, 2012

/s/ DAVID B. SMITH David B. Smith	Executive Vice President and Director	March 5, 2012

/s/ WILLIAM R. BROOKS William R. Brooks	Director	March 5, 2012

/s/ WILLIAM I. BELK William I. Belk	Director	March 5, 2012

/s/ ROBERT HELLER Robert Heller	Director	March 1, 2012

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 5, 2012

/s/ VICTOR H. DOOLAN Victor H. Doolan	Director	March 1, 2012

/s/ DAVID C. VORHOFF David C. Vorhoff	Director	March 5, 2012

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2*	Form of 5.0% Convertible Senior Note due October 2029 (included in Exhibit 4.2 to the Current Report on Form 8-K filed September 25, 2009 (the “September 25, 2009 Form 8-K”)).

4.3*	Indenture dated as of September 23, 2009 (the “Base Indenture”) by and among Sonic Automotive, Inc, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the September 25, 2009 Form 8-K).

4.4*	First Supplemental Indenture dated as of September 23, 2009 to the Base Indenture (incorporated by reference to Exhibit 4.2 to the September 25, 2009 Form 8-K).

4.5*	Registration Rights Agreement dated as of March 12, 2010 by and among Sonic Automotive, Inc. the guarantors set forth on the signature page thereto and Banc of America Securities LLC, as representative of the several initial purchasers named on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed March 15, 2010 (the “March 15, 2010 Form 8-K”)).

4.6*	Indenture dated as of March 12, 2010 by and among Sonic Automotive, Inc, as issuer, the guarantors named therein, and U.S. Bank National Association, as trustee, relating to the 9.0% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to the March 15, 2010 Form 8-K).

4.7*	Form of 9.0% Senior Subordinated Note due 2018 (incorporated by reference to Exhibit 4.2 to the March 15, 2010 Form 8-K).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).(1)

10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)

EXHIBIT NO.	DESCRIPTION

10.5*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675))(1)

10.6*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)

10.7*	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (incorporated by reference to Exhibit 10.12 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.8*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.9*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.10*	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008 (incorporated by reference to Appendix B to Sonic’s Definitive Proxy Statement on Schedule 14A filed April 9, 2009).(1)

10.11*	Standard form of lease executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)).

10.12*	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to Sonic’s 2008 Annual Report).

10.13*	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.40 to Sonic’s 2008 Annual Report).

10.14*	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.41 to Sonic’s 2008 Annual Report).

10.15*	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.42 to Sonic’s 2008 Annual Report).

10.16*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.17*	Underwriting Agreement (Class A common stock) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed September 23, 2009 (the “September 23, 2009 Form 8-K”)).

10.18*	Underwriting Agreement (convertible senior notes) dated as of September 17, 2009 by and among Sonic Automotive, Inc. and J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.2 to the September 23, 2009 Form 8-K).

EXHIBIT NO.	DESCRIPTION

10.19*	Amendment No. 1 to Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to Exhibit 10.45 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).(1)

10.20*	Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “June 2011 Quarterly Report”)).

10.21*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Sonic’s June 2011 Quarterly Report).

10.22*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to Sonic’s June 2011 Quarterly Report).

10.23*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to Sonic’s June 2011 Quarterly Report).

10.24*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to Sonic’s June 2011 Quarterly Report).

10.25*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.6 to Sonic’s June 2011 Quarterly Report).

10.26*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to Sonic’s June 2011 Quarterly Report).

10.27*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to Sonic’s June 2011 Quarterly Report).

10.28*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to Sonic’s June 2011 Quarterly Report).

10.29*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to Sonic’s June 2011 Quarterly Report).

10.30*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.11 to Sonic’s June 2011 Quarterly Report).

10.31*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to Sonic’s June 2011 Quarterly Report).

10.32*	Second Amended and Restated Subsidiary Guaranty Agreement, Dated as of July 8, 2011, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.13 to Sonic’s June 2011 Quarterly Report).

EXHIBIT NO.	DESCRIPTION

10.33*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.14 to Sonic’s June 2011 Quarterly Report).

10.34*	Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to Sonic’s June 2011 Quarterly Report).

10.35*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 to Sonic’s June 2011 Quarterly Report).

10.36*	Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.17 to Sonic’s June 2011 Quarterly Report).

10.37*	Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated July 8, 2011, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.18 to Sonic’s June 2011 Quarterly Report).

10.38*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.19 to Sonic’s June 2011 Quarterly Report).

10.39*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.20 to Sonic’s June 2011 Quarterly Report).

10.40*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.21 to Sonic’s June 2011 Quarterly Report).

10.41*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.22 to Sonic’s June 2011 Quarterly Report).

10.42*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.23 to Sonic’s June 2011 Quarterly Report).

10.43*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.24 to Sonic’s June 2011 Quarterly Report).

10.44*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.25 to Sonic’s June 2011 Quarterly Report).

EXHIBIT NO.	DESCRIPTION

10.45*	Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.26 to Sonic’s June 2011 Quarterly Report).

10.46*	Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.27 to Sonic’s June 2011 Quarterly Report).

10.47*	Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

10.48*	First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective December 29, 2010 (incorporated by reference to Exhibit 10.47 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Sonic.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Previously

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sonic Automotive, Inc.

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Automotive, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Automotive, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an adverse opinion thereon.

/s/     ERNST & YOUNG LLP

Charlotte, North Carolina

March 5, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sonic Automotive, Inc. and Subsidiaries

We have audited Sonic Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Automotive, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness because oversight and review procedures designed to monitor the accuracy of certain new period-end journal entries was not effective. Specifically, the control regarding review of the journal entry initiated in January 2011 to reclassify negative book cash balances between cash and accounts payable was not operating effectively. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated March 5, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Sonic Automotive, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/    ERNST & YOUNG LLP

Charlotte, North Carolina

March 5, 2012

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,913	$21,842
Receivables, net	303,279	239,634
Inventories	863,133	903,221
Assets held for sale	—	2,020
Other current assets	12,404	23,633

Total current assets	1,180,729	1,190,350
Property and Equipment, net	552,037	436,260
Goodwill	468,465	468,516
Other Intangible Assets, net	76,276	79,149
Other Assets	62,122	76,489

Total Assets	$2,339,629	$2,250,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$469,027	$478,834
Notes payable — floor plan — non-trade	399,314	383,151
Trade accounts payable	86,902	59,719
Accrued interest	12,117	14,070
Other accrued liabilities	177,707	160,763
Current maturities of long-term debt	11,608	9,050

Total current liabilities	1,156,675	1,105,587
Long-Term Debt	536,011	546,401
Other Long-Term Liabilities	124,201	134,081
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 56,377,778 shares issued and 40,600,031 shares outstanding at December 31, 2011; 55,738,639 shares issued and 40,757,999 shares outstanding at December 31, 2010	564	557
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2011 and December 31, 2010	121	121
Paid-in capital	667,839	666,961
Retained earnings	124,383	53,427
Accumulated other comprehensive income (loss)	(21,490)	(18,683)
Treasury stock, at cost (15,777,747 Class A shares held at December 31, 2011 and 14,980,640 Class A shares held at December 31, 2010)	(248,675)	(237,688)

Total stockholders’ equity	522,742	464,695

Total Liabilities and Stockholders’ Equity	$2,339,629	$2,250,764

See Notes to Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$4,260,270	$3,646,200	$3,229,948
Used vehicles	2,037,348	1,776,581	1,451,870
Wholesale vehicles	173,569	149,041	147,002

Total vehicles	6,471,187	5,571,822	4,828,820
Parts, service and collision repair	1,181,643	1,128,054	1,071,825
Finance, insurance and other	218,444	180,968	154,696

Total revenues	7,871,274	6,880,844	6,055,341
Cost of Sales:
New vehicles	(3,991,272)	(3,409,129)	(3,010,790)
Used vehicles	(1,890,070)	(1,636,961)	(1,327,878)
Wholesale vehicles	(179,357)	(154,082)	(152,487)

Total vehicles	(6,060,699)	(5,200,172)	(4,491,155)
Parts, service and collision repair	(601,456)	(565,994)	(531,514)

Total cost of sales	(6,662,155)	(5,766,166)	(5,022,669)
Gross profit	1,209,119	1,114,678	1,032,672
Selling, general and administrative expenses	(952,436)	(896,697)	(829,220)
Impairment charges	(1,151)	(249)	(23,460)
Depreciation and amortization	(40,684)	(35,110)	(34,879)

Operating income (loss)	214,848	182,622	145,113
Other income (expense):
Interest expense, floor plan	(19,639)	(21,536)	(19,812)
Interest expense, other, net	(60,682)	(63,343)	(78,284)
Interest expense, non-cash, convertible debt	(6,724)	(6,914)	(679)
Interest expense / amortization, non-cash, cash flow swaps	(760)	(4,883)	(11,769)
Other income (expense), net	(1,014)	(7,525)	(6,677)

Total other income (expense)	(88,819)	(104,201)	(117,221)

Income (loss) from continuing operations before taxes	126,029	78,421	27,892
Provision for income taxes — benefit (expense)	(48,382)	17,504	29,275

Income (loss) from continuing operations	77,647	95,925	57,167
Discontinued operations:
Income (loss) from operations and the sale of dealerships	(2,868)	(8,237)	(50,244)
Income tax benefit (expense)	1,475	2,241	24,625

Income (loss) from discontinued operations	(1,393)	(5,996)	(25,619)

Net income (loss)	$76,254	$89,929	$31,548

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.46	$1.82	$1.29
Earnings (loss) per share from discontinued operations	(0.02)	(0.12)	(0.58)

Earnings (loss) per common share	$1.44	$1.70	$0.71

Weighted average common shares outstanding	52,358	52,214	43,836

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.31	$1.58	$1.07
Earnings (loss) per share from discontinued operations	(0.02)	(0.09)	(0.45)

Earnings (loss) per common share	$1.29	$1.49	$0.62

Weighted average common shares outstanding	65,464	65,794	55,832

Dividends declared per common share	$0.10	$0.025	$—

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net income (loss)	$76,254	$89,929	$31,548

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	(4,019)	5,914	18,539
Discontinuance of interest rate swap agreements	—	—	4,502
Change in pension actuarial income (loss)	(508)	—	—

Total other comprehensive income (loss) before taxes	(4,527)	5,914	23,041
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	1,720	(2,247)	(8,756)

Other comprehensive income (loss)	(2,807)	3,667	14,285

Comprehensive income (loss)	$73,447	$93,596	$45,833

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2010 and 2011

	Class A Common Stock		Class B Common Stock		Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)
BALANCE AT DECEMBER 31, 2008	42,923	$429	12,029	$121	$537,022	$(66,900)	$(236,514)	$(36,635)	$197,523
Shares awarded under stock compensation plans	104	—	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(61)	—	(61)
Income tax benefit associated with convertible note hedge	—	—	—	—	4,293	—	—	—	4,293
Fair value of interest rate swap agreements, net of tax expense of $7,045	—	—	—	—	—	—	—	11,494	11,494
Discontinuance of cash flow swaps, net of tax expense of $1,711	—	—	—	—	—	—	—	2,791	2,791
Issuance of Common Stock	11,699	117	—	—	105,095	—	—	—	105,212
Derecognition of equity component of 4.25% Convertible Notes(1), net of tax benefit of $2,887	—	—	—	—	(4,331)	—	—	—	(4,331)
Recognition of equity component of 5.0% Convertible Notes(2), net of tax expense of $12,823	—	—	—	—	18,146	—	—	—	18,146
Stock-based compensation expense	—	—	—	—	603	—	—	—	603
Restricted stock amortization	—	—	—	—	1,329	—	—	—	1,329
Other	261	4	—	—	29	172	—	—	205
Net income (loss)	—	—	—	—	—	31,548	—	—	31,548

BALANCE AT DECEMBER 31, 2009	54,987	$550	12,029	$121	$662,186	$(35,180)	$(236,575)	$(22,350)	$368,752

Shares awarded under stock compensation plans	396	4	—	—	1,737	—	—	—	1,741
Purchases of treasury stock	—	—	—	—	—	—	(1,113)	—	(1,113)
Income tax expense associated with stock compensation plans	—	—	—	—	(12)	—	—	—	(12)
Income tax benefit associated with convertible note hedge	—	—	—	—	239	—	—	—	239
Fair value of interest rate swap agreements, net of tax expense of $2,247	—	—	—	—	—	—	—	3,667	3,667
Stock-based compensation expense	—	—	—	—	513	—	—	—	513
Restricted stock amortization	—	—	—	—	2,301	—	—	—	2,301
Other	356	3	—	—	(3)	—	—	—	—
Net income (loss)	—	—	—	—	—	89,929	—	—	89,929
Dividends ($0.025 per share)	—	—	—	—	—	(1,322)	—	—	(1,322)

BALANCE AT DECEMBER 31, 2010	55,739	$557	12,029	$121	$666,961	$53,427	$(237,688)	$(18,683)	$464,695

Shares awarded under stock compensation plans	350	4	—	—	641	—	—	—	645
Purchases of treasury stock	—	—	—	—	—	—	(10,987)	—	(10,987)
Income tax benefit associated with stock compensation plans	—	—	—	—	1,772	—	—	—	1,772
Derecognition of equity component of 5.0% Convertible Notes(2), net of tax benefit of $627	—	—	—	—	(5,230)	—	—	—	(5,230)
Fair value of interest rate swap agreements, net of tax benefit of $1,527	—	—	—	—	—	—	—	(2,492)	(2,492)
Change in pension actuarial loss, net of tax benefit of $193	—	—	—	—	—	—	—	(315)	(315)
Stock-based compensation expense	—	—	—	—	438	—	—	—	438
Restricted stock amortization	—	—	—	—	3,260	—	—	—	3,260
Other	289	3	—	—	(3)	—	—	—	—
Net income (loss)	—	—	—	—	—	76,254	—	—	76,254
Dividends ($0.10 per share)	—	—	—	—	—	(5,298)	—	—	(5,298)

BALANCE AT DECEMBER 31, 2011	56,378	$564	12,029	$121	$667,839	$124,383	$(248,675)	$(21,490)	$522,742

(1)	4.25% Convertible Senior Subordinated Notes due 2010 (the “4.25% Convertible Notes”). See Note 6, “Long-Term Debt,” for further discussion.

(2)	5.0% Convertible Senior Notes due 2029 which are redeemable by us and which may be put to us by the holders after October 1, 2014 under certain circumstances (the “5.0% Convertible Notes”). See Note 6, “Long-Term Debt,” for further discussion.

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$76,254	$89,929	$31,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	40,607	35,292	36,091
Provision for bad debt expense	863	1,449	1,491
Other amortization	2,878	1,656	1,656
Debt issuance cost amortization	3,725	3,685	13,435
Debt discount amortization, net of premium amortization	5,158	5,195	11,755
Stock — based compensation expense	438	513	603
Amortization of restricted stock, net of forfeitures	3,260	2,301	1,329
Deferred income taxes	28,916	22,057	23,153
Valuation allowance — deferred income taxes	—	(50,388)	(53,743)
Equity interest in earnings of investees	(603)	(752)	(713)
Asset impairment charges	1,151	249	30,038
Loss (gain) on disposal of dealerships and property and equipment	256	(1,249)	(804)
Loss on exit of leased dealerships	4,384	4,266	33,013
(Gain) loss on retirement of debt	1,107	7,665	6,745
Derivative liability fair value adjustments	—	—	(11,300)
Non-cash adjustments — cash flow swaps	760	4,883	11,769
Changes in assets and liabilities that relate to operations:
Receivables	(64,858)	(8,114)	23,424
Inventories	40,201	(121,935)	307,803
Other assets	(5,117)	(21,315)	(1,393)
Notes payable — floor plan — trade	(9,807)	263,963	(58,972)
Trade accounts payable and other liabilities	24,057	15,689	(3,347)

Total adjustments	77,376	165,110	372,033

Net cash provided by (used in) operating activities	153,630	255,039	403,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(158,716)	(85,194)	(43,277)
Proceeds from sales of property and equipment	965	1,214	6,018
Proceeds from sale of dealerships	129	24,720	27,276
Distributions from equity investees	600	600	300

Net cash provided by (used in) investing activities	(157,022)	(58,660)	(9,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan — non-trade	16,163	(168,688)	(294,823)
Borrowings on revolving credit facilities	248,018	40,000	558,011
Repayments on revolving credit facilities	(248,018)	(40,000)	(628,853)
Proceeds from issuance of long-term debt	66,150	229,775	178,751
Debt issuance costs	—	(10,962)	(18,387)
Principal payments on long-term debt	(20,418)	(6,362)	(5,458)
Settlement of cash flow swaps	—	—	(16,454)
Repurchase of debt securities	(64,576)	(249,190)	(244,258)
Purchases of treasury stock	(10,987)	(1,113)	(61)
Income tax benefit (expense) associated with stock compensation plans	1,772	(12)	—
Income tax benefit associated with convertible hedge	—	239	4,293
Issuance of shares under stock compensation plans	645	1,741	—
Issuance of common stock	—	—	101,265
Dividends paid	(5,286)	—	(4,860)

Net cash provided by (used in) financing activities	(16,537)	(204,572)	(370,834)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,929)	(8,193)	23,064
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,842	30,035	6,971

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,913	$21,842	$30,035

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $1,527, and tax expense of $2,247 and $7,045 in 2011, 2010 and 2009, respectively)	$(2,492)	$3,667	$11,494
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, including amount capitalized	$87,652	$93,598	$110,420
Income taxes	$20,371	$(17,098)	$(23,507)

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1.	Description of Business and Summary of Significant Accounting Policies

Organization and Business — Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue), operating 119 dealerships and 23 collision repair centers throughout the United States as of December 31, 2011. Sonic sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty repair, paint and collision repair services, and arranges related financing and insurance for its automotive customers. As of December 31, 2011, Sonic sold a total of 30 foreign and domestic brands of new vehicles.

Principles of Consolidation — All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying Consolidated Financial Statements except for one fifty-percent owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying Consolidated Financial Statements.

Reclassifications — Individual dealerships sold, terminated or classified as held for sale are reported as discontinued operations. The results of operations of these dealerships for the years ended December 31, 2011, 2010 and 2009 are reported as discontinued operations for all periods presented. Determining whether a dealership will be reported as continuing or discontinued operations involves judgments such as whether a dealership will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods Sonic determines that a dealership should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income are reclassified in order to reflect the current classification.

Recent Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update allow an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The early adoption of this accounting standard update did not have an impact on Sonic’s consolidated financial position, results of operations, or cash flows, as it was intended to simplify the assessment for goodwill impairment.

In September 2011, the FASB issued an accounting standard update that requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans and are effective for annual periods ending after December 15, 2011. Six of Sonic’s dealerships participate in multiemployer pension plans. The adoption of this accounting standard update did not have an impact on Sonic’s consolidated financial position, results of operations, or cash flows, as it only required certain additional disclosures (see Note 10, “Employee Benefit Plans,” for discussion).

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections: net income and other comprehensive income; or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim and annual periods beginning after December 15, 2011. The early adoption of this accounting standard update did not have an impact on Sonic’s consolidated financial position, results of operations, or cash flows, as it only required a change in the format of Sonic’s current presentation of comprehensive income.

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011 (early adoption is not permitted for public companies). The adoption of this accounting standard update will not have a material effect on Sonic’s consolidated financial statements or disclosures.

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

Revenue Recognition — Sonic records revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered. Conditions for completing a sale include having an agreement with the customer, including pricing, and the sales price must be reasonably expected to be collected.

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

Sonic also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts, the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale. As of December 31, 2011 and 2010, the amounts recorded as allowances for commission chargeback reserves were $11.1 million and $11.3 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.

Floor Plan Assistance — Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales for continuing operations were $26.7 million, $23.6 million and $21.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sonic recognized an additional $0.4 million and $1.6 million in floor plan assistance related to discontinued operations for the years ended December 31, 2010 and 2009, respectively.

Contracts in Transit — Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying Consolidated Balance Sheets and totaled $148.3 million at December 31, 2011 and $109.0 million at December 31, 2010.

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

Sonic assesses the valuation of all its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, used vehicles and parts inventory, Sonic considers recent internal and external market data and the age of the vehicles to estimate the inventory’s fair market value. The risk with vehicle inventory is minimized by the fact that vehicles can be transferred within Sonic’s network of stores. The risk with parts inventories is minimized by the fact that excess or obsolete parts can also be transferred within Sonic’s network of stores or can usually be returned to the manufacturer. Recorded inventory reserves are not significant.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Sonic amortizes leasehold improvements over the shorter of the estimated useful life or the remaining lease life. This lease life includes renewal options if a renewal has been determined to be reasonably assured. The range of estimated useful lives is as follows:

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

Derivative Instruments and Hedging Activities — Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions and the fair value of certain obligations classified as long-term debt on the accompanying Consolidated Balance Sheets. Commonly, the types of risks being hedged are those relating to the variability of cash flows and long-term debt fair values caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2011, Sonic utilizes interest rate swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.

Goodwill — Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

In accordance with “Intangibles — Goodwill and Other,” in the Accounting Standards Codification (the “ASC”), goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. As of December 31, 2011, Sonic concluded based on qualitative factors that it was more likely than not that the fair value of its reporting unit was greater than its carrying value. Accordingly, a step one evaluation was not required in conjunction with Sonic’s annual impairment evaluation in the year ended December 31, 2011.

In evaluating goodwill for impairment, if the fair value of the reporting unit is less than its carrying value, Sonic is then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets and liabilities of the reporting unit as if the calculated fair value was the purchase price in a business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise and dealer agreements acquired prior to July 1, 2001 under the heading “Other Intangible Assets” below. Sonic would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill with the difference representing the amount of impairment. The purpose of this second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets — The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. Sonic classifies franchise and dealer agreements as indefinite lived intangible assets as it has been Sonic’s experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, Sonic believes that its franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise and dealer agreements acquired after July 1, 2001 have been included in other intangible assets on the accompanying Consolidated Balance Sheets. Prior to July 1, 2001, franchise and dealer agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying Consolidated Balance Sheets. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. Sonic tests other intangible assets for impairment annually or more frequently if events or circumstances indicate possible impairment. See Note 5, “Intangible Assets and Goodwill,” regarding impairment charges on franchise and dealer agreements.

Insurance Reserves — Sonic has various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. As of December 31, 2011 and 2010, Sonic had $22.2 million and $21.0 million, respectively, reserved for such programs.

Lease Exit Accruals — The majority of Sonic’s dealership properties are leased under long-term operating lease arrangements. When situations arise where the leased properties are no longer utilized in operations, Sonic records accruals for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a dealership whereby the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease. See Note 12, “Commitments and Contingencies,” for further discussion.

Income Taxes — Income taxes are provided for the tax effects of transactions reported in the accompanying Consolidated Financial Statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided at enacted tax rates for the tax effects of carryforward items and temporary differences between the tax basis of assets and liabilities and their reported amounts. As a matter of course, the Company is regularly audited by various taxing authorities and from time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. Sonic’s management believes that the Company’s tax positions comply with applicable tax law and that the Company has adequately provided for any reasonably foreseeable outcome related to these matters.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Instruments and Market Risks — As of December 31, 2011 and 2010, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of Sonic’s fixed rate long-term debt.

Sonic has variable rate notes payable — floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate swaps was approximately $934.0 million at December 31, 2011 and approximately $907.6 million at December 31, 2010.

Advertising — Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to approximately $53.3 million, $46.9 million and $44.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, and has been classified as selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. These cooperative programs require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under these cooperative agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $18.8 million, $13.7 million and $9.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Segment Information — Sonic has determined it has a single segment for purposes of reporting financial condition and results of operations.

2.	Business Acquisitions and Dispositions

Acquisitions

Sonic’s growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. Where practicable, Sonic also seeks to acquire stable dealerships that Sonic believes have above average sales prospects. Under Sonic’s amended and restated syndicated revolving credit agreement and syndicated floor plan credit facility (the “2011 Credit Facilities”), Sonic is restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is in excess of $50.0 million, or if the aggregate cost of such acquisitions is in excess of $175.0 million during the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of the agreement, without the written consent of the Required Lenders (as that term is defined in the 2011 Credit Facilities). With this restriction on Sonic’s ability to make dealership acquisitions, its acquisition growth strategy may be limited. See Note 6, “Long-Term Debt,” for further discussion of the 2011 Credit Facilities.

Dispositions

Sonic did not dispose of any dealerships during the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, Sonic completed 7 and 12 dispositions, respectively. Of the 12 dispositions in the year ended December 31, 2009, 6 were General Motors dealerships that were terminated by the manufacturer as of December 31, 2009. The dispositions during the years ended December 31, 2010 and 2009 generated cash of approximately $24.7 million and $27.3 million, respectively. The operating gains or losses associated with these disposed dealerships are included in the amounts shown in the table below.

In conjunction with dealership dispositions, Sonic has agreed to indemnify the buyers from certain liabilities and costs arising from operations or events that occurred prior to sale but which may or may not be known at the time of sale, including environmental liabilities and liabilities associated from the breach of representations or warranties made under the agreements. See Note 12, “Commitments and Contingencies,” for further discussion.

Results associated with dealerships classified as discontinued operations were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss) from operations	$(2,383)	$(6,634)	$(12,579)
Gain (loss) on disposal	(314)	2,629	(293)
Lease exit accrual adjustments	(171)	(4,232)	(30,794)
Property impairment charges	—	—	(4,992)
Goodwill impairment charges	—	—	(1,586)

Pre-tax income (loss)	$(2,868)	$(8,237)	$(50,244)

Total revenues	$—	$55,077	$294,390

Sonic allocates corporate-level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the years ended December 31, 2010 and 2009 was $0.2 million and $2.0 million, respectively.

3.	Inventories and Related Notes Payable — Floor Plan

Inventories consist of the following:

	December 31,
	2011	2010
	(In thousands)
New vehicles	$569,573	$628,939
Used vehicles	178,568	165,039
Parts and accessories	54,042	50,854
Other	60,950	58,389

Inventories	$863,133	$903,221

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with a syndicate of financial institutions and manufacturer-affiliated finance companies. The new and used floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities, for continuing operations and discontinued operations, was 2.39% and 2.71% for the years ended December 31, 2011 and 2010, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2011, 2010 and 2009, for continuing operations and discontinued operations, Sonic recognized a reduction in cost of sales of approximately $26.7 million, $24.0 million and $22.6 million, respectively, related to manufacturer floor plan assistance.

The average interest rate for Sonic’s used vehicle floor plan facilities, for continuing operations and discontinued operations, was 2.71% and 2.88% for the years ended December 31, 2011 and 2010, respectively.

The new and used floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise and dealer agreements, of the relevant dealership subsidiary. The new and used floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all of these restrictive covenants as of December 31, 2011.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2011	2010
	(In thousands)
Land	$131,865	$76,357
Building and improvements	455,650	353,088
Office equipment and fixtures	92,920	77,654
Parts and service equipment	61,561	56,651
Company vehicles	8,391	8,137
Construction in progress	16,191	48,230

Total, at cost	766,578	620,117
Less accumulated depreciation	(214,541)	(181,837)

Subtotal	552,037	438,280
Less assets held for sale	—	(2,020)

Property and equipment, net	$552,037	$436,260

During the year ended December 31, 2011, Sonic purchased seven dealership properties for approximately $91.4 million, utilizing cash on hand and borrowings under the then existing syndicated revolving credit facility and floor plan facility. These dealership properties were either previously leased through long-term operating leases or will replace dealership properties currently under long-term operating leases.

Interest capitalized in conjunction with construction projects was approximately $2.3 million, $2.3 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, commitments for facility construction projects totaled approximately $18.9 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2011, 2010 and 2009, property and equipment impairment charges were recorded as noted in the following table:

Year ended December 31,	Continuing Operations	Discontinued Operations
	(In millions)
2011	$1.2	$—
2010	0.2	—
2009	18.1	5.0

Impairment charges related to continuing operations were related to the abandonment of construction projects, the abandonment and disposal of dealership equipment or Sonic’s estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.

Impairment charges related to assets held for sale were recorded in discontinued operations based on the estimated fair value of the property and equipment to be sold in connection with the disposal of the associated dealerships. During the year ended December 31, 2009, approximately $3.8 million of the impairment charge in discontinued operations was related to Sonic’s General Motors franchise agreements that were terminated by the manufacturer as of December 31, 2009.

5.	Intangible Assets and Goodwill

The changes in the carrying amount of franchise assets and goodwill for the years ended December 31, 2011 and 2010 were as follows:

	Franchise Agreements	Gross Goodwill	Accumulated Impairment	Net Goodwill
	(In thousands)
Balance, December 31, 2009	$64,835	$1,266,207	$(796,725)	$469,482
Reductions from dispositions	—	(3,767)	—	(3,767)
Reclassification from assets held for sale, net	—	2,801	—	2,801

Balance, December 31, 2010	$64,835	$1,265,241	$(796,725)	$468,516
Reductions from dispositions	—	(51)	—	(51)

Balance, December 31, 2011	$64,835	$1,265,190	$(796,725)	$468,465

Pursuant to applicable accounting pronouncements, Sonic tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If Sonic determines that the amount of its goodwill is impaired at any point in time, Sonic is required to reduce goodwill on its balance sheet. In completing step one of the impairment analyses, Sonic uses a discounted cash flow model in order to estimate its reporting unit’s fair value. The result from this model is then analyzed to determine if an indicator of impairment exists.

Management has determined that the first and second steps of the goodwill impairment test are not necessary as of December 31, 2011 as management does not believe it is more likely than not that the book value (carrying value, including goodwill) of Sonic exceeds its fair value. See the discussion under the heading “Goodwill” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” for further information about management’s assessment. As a result of Sonic’s impairment testing for the years ended December 31, 2011 and 2010, no goodwill impairment was required. For the year ended December 31, 2009, Sonic recorded goodwill impairment charges of approximately $2.7 million based on the determination that a

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the goodwill was not recoverable based on estimated proceeds while dealership operations were held for sale. Of the $2.7 million impairment charge in the year ended December 31, 2009, approximately $1.1 million is included in impairment charges and approximately $1.6 million is included in income (loss) from operations and the sale of dealerships in the Consolidated Statements of Income.

There were no franchise asset impairment charges in the years ended December 31, 2011 and December 31, 2010. Franchise asset impairment charges of $4.3 million were recorded within continuing operations in the year ended December 31, 2009 and are included in impairment charges in the Consolidated Statements of Income. These impairment charges were recorded based on management’s conclusion that the recorded values would not be recoverable either through operating cash flows or through the eventual sale of the dealerships associated with the franchise assets. Approximately $2.1 million of the impairment charges recorded during the year ended December 31, 2009 relate to franchise agreements that were terminated based on notifications from General Motors.

Definite life intangible assets consist of the following:

	December 31,
	2011	2010
	(In thousands)
Lease agreements	$19,918	$21,987
Less accumulated amortization	(8,477)	(7,673)

Definite life intangibles, net	$11,441	$14,314

Franchise assets and definite life intangible assets are classified as other intangible assets, net, on the accompanying Consolidated Balance Sheets.

Amortization expense for definite life intangible assets was approximately $1.7 million for each of the years ended December 31, 2011, 2010 and 2009. The weighted-average amortization period for lease agreements and definite life intangible assets is 15 years.

Future amortization expense is as follows:

Year Ending December 31,
(In thousands)
2012	$1,555
2013	1,555
2014	1,189
2015	823
2016	823
Thereafter	5,496

Total	$11,441

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2011	2010
	(In thousands)
2011 Revolving Credit Facility(1)	$—	$—
2010 Revolving Credit Facility(1)	—	—
9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”)	210,000	210,000
8.625% Senior Subordinated Notes due 2013 (the “8.625% Notes”)	—	42,855
5.0% Convertible Senior Notes due 2029, redeemable in 2014 (the “5.0% Convertible Notes”)	155,055	172,500
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	13,223	15,618
Mortgage notes to finance companies-fixed rate, bearing interest from 4.29% to 7.03%	116,584	88,262
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	65,640	45,639
Net debt discount and premium(2)	(18,635)	(25,482)
Other	5,752	6,059

Total debt	$547,619	$555,451
Less current maturities	(11,608)	(9,050)

Long-term debt	$536,011	$546,401

(1)	Sonic replaced its 2010 Revolving Credit Facility with the 2011 Revolving Credit Facility on July 8, 2011. The interest rate on the revolving credit facility was 2.25% above LIBOR at December 31, 2011 and 3.5% above LIBOR at December 31, 2010.

(2)	December 31, 2011 includes $1.2 million discount associated with the 9.0% Notes, $17.7 million discount associated with the 5.0% Convertible Notes, $1.2 million premium associated with notes payable to a finance company and $0.9 million discount associated with mortgage notes payable. December 31, 2010 includes $1.4 million discount associated with the 9.0% Notes, $0.2 million discount associated with the 8.625% Notes, $24.7 million discount associated with the 5.0% Convertible Notes, $1.8 million premium associated with notes payable to a finance company and $1.0 million discount associated with mortgage notes payable.

Future maturities of long-term debt are as follows:

Year Ending December 31,	Principal	Net of Discount/ Premium
	(In thousands)
2012	$11,167	$11,608
2013	17,486	17,812
2014(1)	169,774	152,243
2015	24,310	24,370
2016	42,224	42,224
Thereafter	301,293	299,362

Total	$566,254	$547,619

(1)	The 5.0% Convertible Notes are redeemable before the stated maturities at both Sonic’s option and the option of the respective holders, under certain circumstances. The assumed maturities of these securities are based on the earliest redemption date, which is October 2014 for the 5.0% Convertible Notes.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Availability under the 2011 Revolving Credit Facility is calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of Speedway Motorsports, Inc. (“SMI”) that are pledged as collateral, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Revolving Credit Facility may be increased at Sonic’s option to $225.0 million upon satisfaction of certain conditions. A withdrawal of the pledge of SMI common stock by Sonic Financial Corporation (“SFC”), which holds the 5,000,000 shares of common stock of SMI, or a decline in the value of SMI common stock, could reduce the amount Sonic can borrow under the 2011 Revolving Credit Facility.

Based on balances as of December 31, 2011, the 2011 Revolving Borrowing Base was approximately $169.6 million and Sonic had $40.3 million in outstanding letters of credit resulting in total borrowing availability of $129.3 million under the 2011 Revolving Credit Facility.

Outstanding obligations under the 2011 Revolving Credit Facility are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries and by the pledge of 5,000,000 shares of common stock of SMI by SFC. The collateral also includes a pledge of the franchise and dealer agreements and stock or equity interests of Sonic’s dealership subsidiaries, except for those dealership subsidiaries where the applicable manufacturer prohibits such a pledge, in which cases the stock or equity interests of the dealership subsidiary is subject to an escrow arrangement with the administrative agent. Substantially all of Sonic’s subsidiaries also guarantee its obligations under the 2011 Revolving Credit Facility.

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

The 2011 Floor Plan Facility is comprised of a new vehicle revolving floor plan facility in an amount up to $500.0 million (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility in an amount up to $80.0 million, subject to a borrowing base (the “2011 Used Vehicle Floor Plan Facility”). Sonic may, under certain conditions, request an increase in the 2011 Floor Plan Facility of up to $175.0 million, which shall be allocated between the 2011 New Vehicle Floor Plan Facility and the 2011 Used Vehicle Floor Plan Facility as Sonic requests, with no more than 15% of the aggregate commitments allocated to the commitments under the 2011 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2011 Floor Plan Facility are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries. The amounts outstanding under the 2011 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

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

9.0% Senior Subordinated Notes

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

The indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of December 31, 2011.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.625% Senior Subordinated Notes

On July 15, 2011, Sonic issued a redemption notice to holders of the 8.625% Notes to redeem the remaining $42.9 million in aggregate principal amount of its outstanding 8.625% Notes. Sonic used cash on hand and available borrowings under the 2011 Credit Facilities to redeem the remaining $42.9 million in aggregate principal amount at the applicable redemption price (100% of principal redeemed) plus accrued but unpaid interest on August 16, 2011. Sonic recognized a loss of $0.2 million on extinguishment of the remaining 8.625% Notes related to the write-off of remaining debt discount and capitalized deferred finance costs, recorded in other income (expense), net, in the accompanying Consolidated Statements of Income.

5.0% Convertible Senior Notes

On September 23, 2009, Sonic issued $172.5 million in principal of 5.0% Convertible Senior Notes and 10,350,000 shares of Class A common stock generating net proceeds of $266.4 million. Net proceeds from these issuances were used to repurchase $143.0 million of 4.25% Convertible Senior Subordinated Notes due 2010 (the “4.25% Convertible Notes”), plus accrued interest, $85.6 million of the 6.0% Senior Secured Convertible Notes due 2012 (the “6.0% Convertible Notes”), plus accrued interest, and to repay amounts outstanding under the then existing syndicated revolving credit facility and floor plan facility.

During the year ended December 31, 2011, Sonic repurchased approximately $17.4 million of the aggregate outstanding principal amount of the 5.0% Convertible Notes and recorded a loss on repurchase of approximately $0.9 million in other income (expense), net, in the accompanying Consolidated Statements of Income.

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

Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes for each day of that measurement period was less than 98% of the product of the last reported sale price of Sonic’s Class A common stock and the applicable conversion rate on each such day; (3) if Sonic calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029 to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. As of December 31, 2011, the conversion rate was 75.3017 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.28 per share of Class A common stock. The conversion rate may be adjusted in the future as a result of any future declaration of dividends on Sonic’s Class A common stock. The 5.0% Convertible Notes had not met any of the criteria for conversion as of December, 31 2011.

To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of approximately $31.0 million and a corresponding amount (net of taxes of approximately $12.8 million) to equity, based on an estimated non-convertible borrowing rate of 10.5%. The debt discount is being amortized to interest expense through October 2014, the earliest redemption date. The unamortized debt discount was approximately $17.7 million and $24.7 million at December 31, 2011 and 2010, respectively.

Sonic incurred interest expense related to the 5.0% Convertible Notes of approximately $8.4 million and $8.7 million for the years ended December 31, 2011 and 2010, respectively, recorded to interest expense, other, net, in the accompanying Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount on the 5.0% Convertible Notes of $5.5 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Consolidated Statements of Income.

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2005 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2011, the outstanding principal balance on the Assumed Notes was approximately $13.2 million with a remaining unamortized premium balance of approximately $1.2 million.

Mortgage Notes

Sonic has mortgage financing totaling approximately $182.2 million in aggregate, related to 18 of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and March 2031. The weighted average interest rate was 4.66% at December 31, 2011.

Covenants

Sonic agreed under the 2011 Credit Facilities not to pledge any assets to any third party (other than those explicitly allowed under the amended terms of the facility), including other lenders, subject to certain stated exceptions, including floor plan financing arrangements. In addition, the 2011 Credit Facilities contains certain negative covenants, including covenants which could restrict or prohibit the payment of dividends, capital expenditures and material dispositions of assets as well as other customary covenants and default provisions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial covenants related to outstanding indebtedness and certain operating leases include required specified ratios of:

	Covenant
	Consolidated Liquidity Ratio		Consolidated Fixed Charge Coverage Ratio		Consolidated Total Lease Adjusted Leverage Ratio
March 31, 2011 through and including March 30, 2012	≥	1.05	≥	1.15	≤	5.50
March 31, 2012 and thereafter	≥	1.10	≥	1.20	≤	5.50
December 31, 2011 actual		1.13		1.65		4.02

Derivative Instruments and Hedging Activities

At December 31, 2011 Sonic had interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at December 31, 2011 was a liability of approximately $37.6 million, with approximately $13.2 million included in other accrued liabilities and approximately $24.4 million included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional	Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$ 3.4	7.100%	one-month LIBOR + 1.50%	July 10, 2017
$ 25.0(2)	5.160%	one-month LIBOR	September 1, 2012
$ 15.0(2)	4.965%	one-month LIBOR	September 1, 2012
$ 25.0(2)	4.885%	one-month LIBOR	October 1, 2012
$ 10.6	4.655%	one-month LIBOR	December 10, 2017
$ 8.4(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$ 6.5	4.330%	one-month LIBOR	July 1, 2013
$100.0(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0(3)	3.300%	one-month LIBOR	July 1, 2015
$ 7.1(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$ 50.0(3)	2.767%	one-month LIBOR	July 1, 2014
$ 50.0(3)	3.240%	one-month LIBOR	July 1, 2015
$ 50.0(3)	2.610%	one-month LIBOR	July 1, 2014
$ 50.0(3)	3.070%	one-month LIBOR	July 1, 2015

(1)	The one-month LIBOR rate was 0.295% at December 31, 2011.

(2)	Changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 2, 2012.

During 2009, Sonic settled its $100.0 million notional, pay 5.002% and $100.0 million notional, pay 5.319% swaps for a payment of approximately $16.5 million. These payments are being amortized into earnings over the original life of the swaps.

During 2010, Sonic entered into two $100.0 million notional forward-starting interest rate swap agreements which become effective in July 2012 and terminate in July 2015. During 2011, Sonic entered into four

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$50.0 million notional forward-starting interest rate swap agreements which become effective in July 2012 and terminate between July 2014 and July 2015. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity.

For the cash flow swaps not designated as hedges and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income. For the years ended December 31, 2011, 2010 and 2009, non-cash charges of approximately $0.8 million, $4.9 million and $11.8 million, respectively, related to the Fixed Swaps and amortization of amounts in accumulated other comprehensive income (loss) related to other existing and terminated cash flow swaps were included in interest expense/amortization, non-cash, cash flow swaps in the accompanying Consolidated Statements of Income. Changes in the fair value of notional amounts of certain cash flow swaps are recognized through earnings.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity. The incremental interest expense (the difference between interest paid and interest received) related to the cash flow swaps was approximately $17.7 million, $17.6 million and $18.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in interest expense, other, net, in the accompanying Consolidated Statements of Income. The estimated net expense expected to be reclassified out of other comprehensive income (loss) into results of operations during the year ending December 31, 2012 is approximately $8.2 million.

7.	Income Taxes

The provision for income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$12,512	$8,789	$929
State	7,501	3,345	6,865

	20,013	12,134	7,794
Deferred	28,369	(29,638)	(37,069)

Total provision for income taxes — (benefit) expense	$48,382	$(17,504)	$(29,275)

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	3.68%	4.85%	4.83%
Valuation allowance and other account adjustments	—	(62.18%)	(148.12%)
Other	(0.29%)	0.01%	3.33%

Effective tax rate	38.39%	(22.32%)	(104.96%)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for bad debts	$3	$180
Accruals and reserves	42,436	48,497
Basis difference in property and equipment	—	217
Basis difference in goodwill	—	5,721
Net operating loss carryforwards	14,186	13,638
Fair value of interest rate swaps	14,240	9,761
Interest and state taxes associated with the liability recorded in accordance with “Accounting for Uncertain Income Tax Positions” in the ASC	6,194	6,694
Other	295	3

Total deferred tax assets	77,354	84,711
Deferred tax liabilities:
Basis difference in inventory	(1,795)	(2,105)
Basis difference in property and equipment	(3,844)	—
Basis difference in goodwill	(18,641)	—
Basis difference in debt	(7,703)	(9,749)
Other	(3,690)	(4,849)

Total deferred tax liability	(35,673)	(16,703)
Valuation allowance	(10,781)	(10,875)

Net deferred tax asset (liability)	$30,900	$57,133

Net long-term deferred tax balances are recorded in other assets and net short-term deferred tax balances are recorded in other current assets on the accompanying Consolidated Balance Sheets.

During the years ended December 31, 2010 and 2009, Sonic lowered the recorded valuation allowance amount related to its deferred tax asset balances by $51.0 million ($48.8 million in continuing operations and $2.2 million in discontinued operations) and $54.4 million ($44.2 million in continuing operations and $10.2 million in discontinued operations), respectively. These changes were the result of the use of certain state net operating loss carryforwards as well as a change in estimate that Sonic would be able to ultimately realize the benefits of recorded deferred tax balances. These changes in estimate were primarily driven by the improvement experienced in Sonic’s operating results, the overall improvement of the automotive retailing industry and the expectation that Sonic’s results and those of the automotive retailing industry would continue to improve in the future.

Sonic has $404.9 million in gross deferred tax assets related to state net operating loss carryforwards that will expire between 2014 and 2031. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to utilize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be utilized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual utilization of the losses that created these deferred tax assets that differs from the assumptions used in the development of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s judgment could occur. Accordingly, at December 31, 2011, Sonic had recorded a valuation allowance amount of $10.8 million related to certain state net operating loss carryforward deferred tax assets as it was likely that Sonic would not be able to generate sufficient state taxable income in the related entities to utilize the accumulated net operating loss carryforward balances.

At January 1, 2011, Sonic had liabilities of $27.6 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2011, is $5.1 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

	2011	2010	2009
	(In thousands)
Unrecognized tax benefit liability, January 1(1)	$22,535	$24,790	$17,131
Prior period positions:
Increases	684	518	8,883
Decreases	—	(162)	(134)
Current period positions	1,498	1,212	1,629
Settlements	(9,391)	(1,706)	(456)
Lapse of statute of limitations	(1,175)	(1,762)	(2,072)
Other	(462)	(355)	(191)

Unrecognized tax benefit liability, December 31(2)	$13,689	$22,535	$24,790

(1)	Excludes accrued interest and penalties of $5.1 million, $6.4 million and $6.1 million at January 1, 2011, 2010 and 2009, respectively.

(2)	Excludes accrued interest and penalties of $4.9 million, $5.1 million and $6.4 million at December 31, 2011, 2010 and 2009, respectively.

Approximately $11.6 million of the unrecognized tax benefits as of December 31, 2011 would ultimately affect the income tax rate if ultimately recognized. Included in the December 31, 2011 recorded liability is $4.9 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next twelve months.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2008 through 2011 U.S. federal income tax returns remain open to examination by the Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns are open to examination by state taxing authorities for years ranging from 2000 to 2011.

8.	Related Parties

Through August 15, 2011, Sonic leased office space in Charlotte from a subsidiary of SFC, an entity controlled by Sonic’s Chairman and Chief Executive Officer, Mr. O. Bruton Smith, for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic incurred costs of approximately $0.6 million, $0.4 million and $0.3 million in the years ended December 31, 2011, 2010 and 2009, respectively, for the use of these aircraft.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of Sonic’s dealerships purchase the Z-Max oil additive product from Oil Chem Research Company, a subsidiary of SMI, whose Chairman and Chief Executive Officer is O. Bruton Smith, also Sonic’s Chairman and Chief Executive Officer, for resale to service customers of Sonic’s dealerships in the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $1.5 million, $1.4 million and $1.5 million in the years ended December 31, 2011, 2010 and 2009, respectively.

9.	Capital Structure and Per Share Data

Preferred Stock — Sonic has 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2011 and 2010.

Common Stock — Sonic has two classes of common stock. Sonic has authorized 100,000,000 shares of Class A common stock at a par value of $0.01 per share. Class A common stock entitles its holder to one vote per share. Sonic has also authorized 30,000,000 shares of Class B common stock at a par value of $0.01 per share. Class B common stock entitles its holder to ten votes per share, except in certain circumstances. Each share of Class B common stock is convertible into one share of Class A common stock either upon voluntary conversion at the option of the holder, or automatically upon the occurrence of certain events, as provided in Sonic’s charter. The two classes of stock share equally in dividends and in the event of liquidation.

Share Repurchases — Sonic’s Board of Directors has authorized Sonic to expend up to $295.0 million to repurchase shares of its Class A common stock. As of December 31, 2011, Sonic had repurchased a total of approximately 15,778,000 shares of Class A common stock at an average price per share of approximately $15.76 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2011, Sonic had approximately $32.5 million remaining under the Board’s authorization.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Share Data — The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants, the 5.0% Convertible Notes and the 6.0% Senior Secured Convertible Notes due 2012 (the “6.0% Convertible Notes”). Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and should be included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
	Weighted Average Shares	Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
		(In thousands, except per share amounts)
Earnings (loss) and shares	52,358	$77,647		$(1,393)		$76,254
Effect of participating securities:
Non-vested restricted stock and stock units	—	(958)		—		(958)

Basic earnings (loss) and shares	52,358	$76,689	$1.46	$(1,393)	$(0.02)	$75,296	$1.44
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	12,517	9,300		—		9,300
Stock compensation plans	589

Diluted earnings (loss) and shares	65,464	$85,989	$1.31	$(1,393)	$(0.02)	$84,596	$1.29

	Year Ended December 31, 2010
	Weighted Average Shares	Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,214	$95,925		$(5,996)		$89,929
Effect of participating securities:
Non-vested restricted stock and stock units	—	(921)		—		(921)

Basic earnings (loss) and shares	52,214	$95,004	$1.82	$(5,996)	$(0.12)	$89,008	$1.70
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	12,890	9,022		31		9,053
Stock compensation plans	690

Diluted earnings (loss) and shares	65,794	$104,026	$1.58	$(5,965)	$(0.09)	$98,061	$1.49

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Weighted Average Shares	Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	43,836	$57,167		$(25,619)		$31,548
Effect of participating securities:
Non-vested restricted stock and stock units	—	(406)		—		(406)

Basic earnings (loss) and shares	43,836	$56,761	$1.29	$(25,619)	$(0.58)	$31,142	$0.71
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	3,496	2,225		55		2,280
Contingently convertible debt (6.0% Convertible Notes)	7,833	916		23		939
Stock compensation plans	667

Diluted earnings (loss) and shares	55,832	$59,902	$1.07	$(25,541)	$(0.45)	$34,361	$0.62

In addition to the stock options included in the tables above, options to purchase approximately 1.9 million, 2.3 million and 2.4 million shares of Class A common stock were outstanding during the years ended December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted net income per share because the options were not dilutive.

10.	Employee Benefit Plans

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the 401(k) plan were approximately $1.6 million, $0.5 million and $0.5 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Compensation Plans

Sonic currently has two stock compensation plans: the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) and the 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) (collectively, the “Stock Plans”). During the second quarter ended June 30, 2007, Sonic’s stockholders approved amendments to the 2004 Plan and the 2005 Formula Plan to increase the number of shares issuable under these plans to 3,000,000 and 90,000, respectively. During the second quarter ended June 30, 2009, Sonic’s stockholders approved an increase in the number of shares of Sonic’s Class A Common Stock authorized for issuance under the 2004 Plan and the 2005 Formula Plan to 5,000,000 and 340,000, respectively. The Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”) was terminated during the fourth quarter ended December 31, 2007.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of the status of the options related to the Stock Plans and the 1997 Plan is presented below:

	Options Outstanding	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	($ in thousands, except per share data, term in years)
Balance — December 31, 2010	3,429	$1.81	-	37.50	$16.69	5.1	$13,193
Exercised	(318)	1.81	-	10.35	1.98
Forfeited	(377)	1.81	-	37.50	18.66

Balance — December 31, 2011	2,734	$1.81	-	37.50	$17.74	4.1	$10,715

Exercisable	2,304	$1.81	-	37.50	$20.71	3.5	$5,127

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per option data)
Weighted Average Grant-Date Fair Value per Option Granted	N/A	N/A	$0.99
Intrinsic Value of Options Exercised	$4,039	$2,235	$—
Fair Value of Shares Vested	$444	$555	$395

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of approximately $0.4 million, $0.5 million and $0.6 million in the years ended December 31, 2011, 2010 and 2009, respectively. Tax benefits recognized related to the compensation expenses were approximately $0.2 million for each of the years ended December 31, 2011, 2010 and 2009. The total compensation cost related to non-vested options not yet recognized at December 31, 2011 was approximately $0.1 million and is expected to be recognized over a weighted average period of approximately 0.3 years.

Black-Scholes Assumptions

The weighted average fair value of options granted in the year ended December 31, 2009 (no options were granted in the years ended December 31, 2010 or 2011) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

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

A summary of the status of restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Non-vested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Balance — December 31, 2010	506	$10.58
Granted	402	13.10
Forfeited	(15)	11.20
Vested	(203)	10.99

Balance — December 31, 2011	690	$11.91

During the year ended December 31, 2011, approximately 376,000 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s executive officers and other key associates under the 2004 Plan. These awards were made in connection with establishing the objective performance criteria for the year ended December 31, 2011 incentive compensation and vest one-third annually over three years. The shares and units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the year ended December 31, 2011, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer and other key associates. Also in the year ended December 31, 2011, approximately 26,000 restricted shares of Class A common stock were awarded to Sonic’s Board of Directors pursuant to the 2005 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Sonic recognized compensation expense within selling, general and administrative expenses related to non-vested restricted stock and restricted stock units of approximately $3.3 million, $2.3 million and $2.2 million in the years ended December 31, 2011, 2010 and 2009, respectively. Tax benefits recognized related to the compensation expenses were approximately $1.2 million, $0.9 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total compensation cost related to non-vested restricted stock not yet recognized at December 31, 2011 was approximately $5.4 million and is expected to be recognized over a weighted average period of approximately 1.8 years.

Supplemental Executive Retirement Plan

On December 7, 2009, the Compensation Committee of Sonic’s Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a nonqualified deferred compensation plan that is unfunded for federal tax purposes. The SERP includes 11 members of senior management at December 31, 2011. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by Sonic’s tax-qualified and other nonqualified deferred compensation plans.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the status of the SERP:

	Year Ended December 31,
	2011	2010
	(In thousands)
Change in projected benefit obligation:
Obligation at beginning of year	$814	$—
Service cost	1,021	814
Interest cost	49	—
Actuarial loss (gain)	508	—

Obligation at end of year	$2,392	$814

Change in fair value of plan assets:
Plan assets at beginning of year	$—	$—

Plan assets at end of year	—	—

Funded Status Recognized	$(2,392)	$(814)

	December 31,
	2011	2010
Amounts recognized in the Consolidated Balance Sheets:
Non-current liability	$(2,392)	$(1,000)

Accumulated benefit obligation	$(2,392)	$—

The following table provides the cost components of the SERP:

	Year Ended December 31,
	2011	2010
	(In thousands)
Service cost	$1,021	$814
Interest cost	49	—

Net Pension expense (benefit)	$1,070	$814

The weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	December 31,
	2011	2010
Discount rate	4.40%	6.00%
Expected rate of return on plan assets	0.00%	0.00%
Rate of compensation increase	3.00%	3.00%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Year Ending December 31,	Estimated Future Benefit Payments
(In thousands)
2012	$—
2013	—
2014	—
2015	—
2016	—
2017 - 2021	1,510

Multi-Employer Benefit Plan

Six of Sonic’s dealership subsidiaries currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between Sonic’s subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and Sonic’s six dealership subsidiaries are among approximately 240 employers that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM and IBT. The risks of participating in this multi-employer pension plan are different from single-employer plans in the following aspects:

•	assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•

if Sonic chooses to stop participating in the multi-employer pension plan, Sonic may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Sonic’s participation in the AI Pension Plan for the year ended December 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2011 and 2010 is for the plan’s year-end at December 31, 2010, and December 31, 2009, respectively. The zone status is based on information that Sonic received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Financial Improvement Plan (the “FIP”) or a Rehabilitation Plan (the “RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plan is subject. The number of employees covered by Sonic’s multi-employer plans increased 15.5% from December 31, 2009 to December 31, 2010 and 4.1% from December 31, 2010 to December 31, 2011, affecting the period-to-period comparability of the contributions for years ended December 31, 2011, 2010 and 2009.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions			Surcharge Imposed	Collective- Bargaining Agreement Expiration Date(1)
Pension Fund		2011	2010	Pending / Implemented	Year Ended December 31,
					2011	2010	2009
					(In thousands)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$120	$117	$116	Yes	Between September 30, 2012 and August 31, 2014

(1)	Collective bargaining agreement expiration dates vary by union and dealership. Dates shown represent the range of the earliest and latest stated expirations for our union employees.

Sonic’s participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2010 and December 31, 2009.

In June 2006, Sonic received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, Sonic received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. As of April 2011, the AI Pension Plan remained in Critical Status for the plan year beginning January 1, 2011. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a rehabilitation plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implements a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven year period commencing in 2013. Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be assumed by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to Sonic.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets or liabilities recorded at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010 are as follows:

	Fair Value at December 31,
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2011	2010	2011	2010	2011	2010	2011	2010
	(In millions)
Cash flow swaps designated as hedges(1)	$32.5	$25.3	$—	$—	$32.5	$25.3	$—	$—
Cash flow swaps not designated as hedges(2)	5.1	7.4	—	—	5.1	7.4	—	—
Deferred compensation plan(3)	12.1	11.2	—	—	12.1	11.2	—	—

Total	$49.7	$43.9	$—	$—	$49.7	$43.9	$—	$—

(1)	As of December 31, 2011, $10.4 million and $22.1 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. As of December 31, 2010, $25.3 million was included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

(2)	As of December 31, 2011 $2.8 million and $2.3 million are included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. As of December 31, 2010, $7.4 million was included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

(3)	Included in other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets or liabilities measured at fair value on a non-recurring basis in the accompanying Consolidated Balance Sheets as of December 31, 2011 are as follows:

	Balance as of December 31, 2011	Significant Unobservable Inputs (Level 3) as of December 31, 2011	Total Gains / (Losses) for the Year Ended December 31, 2011
	(In millions)
Long-lived assets held and used(1)	$552.0	$552.0	$(1.2)
Goodwill(2)	468.5	468.5	—
Franchise assets(2)	64.8	64.8	—

(1)	See Notes 1 and 4 for discussion.

(2)	See Note 5 for discussion.

As of December 31, 2011 and December 31, 2010, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
9.0% Notes(1)	$221,025	$208,769	$220,836	$208,630
8.625% Notes(1)	$—	$—	$43,498	$42,673
5.0% Convertible Notes(1)	$205,448	$137,333	$215,453	$147,824
Mortgage Notes(2)	$119,310	$116,584	$88,119	$88,262
Assumed Notes(2)	$13,260	$14,438	$15,676	$17,427
Other(2)	$5,150	$5,555	$5,311	$5,751

(1)	As determined by market quotations as of December 31, 2011 and 2010, respectively (Level 1).

(2)	As determined by discounted cash flows (Level 3).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Facility and Equipment Leases

During the year ended December 31, 2011, Sonic’s management decided to cease using one dealership property which is leased under an operating lease. Of the approximate $4.4 million of lease exit expense recorded for the year ended December 31, 2011, $0.9 million related to lease exit accruals established in the year ended December 31, 2011 and adjustments to lease exit accruals recorded in prior years for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. The remaining $3.5 million lease exit expense was related to interest charges for dealerships for which lease exit accruals exist. A summary of the activity of these operating lease accruals consists of the following:

(In thousands)
Balance, December 31, 2010	$43,534
Lease exit expense(1)	4,384
Payments(2)	(8,800)

Balance, December 31, 2011	$39,118

(1)	Approximately $0.5 million is recorded in interest expense, other, net, approximately $3.7 million is recorded in selling, general and administrative expenses and approximately $0.2 million is recorded to income (loss) from operations and the sale of dealerships in the accompanying Consolidated Statements of Income.

(2)	Amount is recorded as reduction of rent expense in selling, general and administrative expenses, with approximately $1.7 million in continuing operations and $7.1 million as a reduction to income (loss) from operations and the sale of dealerships in the accompanying Consolidated Statements of Income.

Sonic leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements normally have fifteen to twenty year terms with one or two ten year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Sonic was in compliance with these covenants at December 31, 2011. Approximately 20% of these facility leases are based on capitalization rates with payments that vary based on interest rates.

Minimum future lease payments for both facility leases and sub-leases to be received as required under non-cancelable operating leases for both continuing and discontinued operations based on interest rates as of the inception of each lease are as follows:

Year Ending December 31,	Future Minimum Lease Payments, Net	Receipts from Future Subleases
	(In thousands)
2012	$109,078	$(15,832)
2013	102,555	(15,611)
2014	93,833	(15,703)
2015	83,217	(13,841)
2016	77,338	(11,869)
Thereafter	320,936	(33,113)

Total lease expense for continuing operations for the years ended December 31, 2011, 2010 and 2009 was approximately $110.9 million, $113.8 million and $113.9 million, respectively. Total lease income for

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations for the year ended December 31, 2011 was approximately $2.0 million, related to adjustments of previously recorded lease exit accruals. Total lease expense for discontinued operations for the years ended December 31, 2010 and 2009 was approximately $1.7 million and $39.5 million, respectively. The total net contingent rent benefit related to a decrease in interest rates since the underlying leases commenced was approximately $2.5 million and $0.4 million for continuing and discontinued operations, respectively, for each of the years ended December 31, 2011, 2010 and 2009.

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

	Covenant
	Consolidated Liquidity Ratio		Consolidated Fixed Charge Coverage Ratio		Consolidated Total Lease Adjusted Leverage Ratio		EBTDAR to Rent Ratio
March 31, 2011 through and including March 30, 2012	≥	1.05	≥	1.15	≤	5.50	≥	1.50
March 31, 2012 and thereafter	≥	1.10	≥	1.20	≤	5.50	≥	1.50
December 31, 2011 actual		1.13		1.65		4.02		2.80

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

In connection with dealership dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. These obligations are included within the future minimum lease payments, net, in the table above. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk is approximately $106.0 million, which is the total of the receipts from future subleases in the table under the heading “Facility and Equipment Leases” above. However, there are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled approximately $11.0 million at December 31, 2011. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sub-lessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sub-lessees in the event of non-performance.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $7.6 million at December 31, 2011. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2011.

Legal Matters

Several private civil actions have been filed against Sonic Automotive, Inc. and several of its dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against Sonic Automotive, Inc. and some of Sonic’s South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against Sonic Automotive, Inc. and certain of its subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappelletti and Kelly Cappelletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action were subsequently consolidated into a single proceeding in private arbitration before the American Arbitration Association. On November 12, 2008, claimants in the consolidated arbitration filed a Motion for Class Certification as a national class action including all of the states in which Sonic operates dealerships except Florida. Claimants are seeking monetary damages and injunctive relief on behalf of this class of customers. The parties have briefed and argued the issue of class certification.

On July 19, 2010, the Arbitrator issued a Partial Final Award on Class Certification, certifying a class which includes all customers who, on or after November 15, 2000, purchased or leased from a Sonic dealership a vehicle with the Etch product as part of the transaction, but not including customers who purchased or leased such vehicles from a Sonic dealership in Florida. The Partial Final Award on Class Certification is not a final decision on the merits of the action. The merits of Claimants’ assertions and potential damages would still have to be proven through the remainder of the arbitration. The Arbitrator stayed the Arbitration for thirty days to allow either party to petition a court of competent jurisdiction to confirm or vacate the award. On July 22, 2010, the plaintiffs in this consolidated arbitration filed a Motion to Confirm the Arbitrator’s Partial Final Award on Class Certification in state court in North Carolina, Lincoln County Superior Court. On August 17, 2010, Sonic removed this North Carolina state court action to federal court, and simultaneously filed a Petition to Vacate the Arbitrator’s Partial Final Award on Class Certification, with both filings made in the United Stated District Court for the Western District of North Carolina.

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting Sonic’s Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force. At a mediation held January 16, 2012, Sonic reached an agreement with the Claimants to settle this ongoing dispute in its entirety. This agreement is subject to formal documentation and court approval. In the event that such formal documentation is completed and court approval is received, such a settlement would not have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2011 and December 31, 2010 was approximately $7.3 million and $9.1 million, respectively, in reserves that Sonic has provided for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

13.	Subsequent Events

Subsequent to December 31, 2011, Sonic disposed of two dealerships, which generated cash from disposition of approximately $13.0 million on the disposal of approximately $7.2 million of net assets. Total revenues for these dealerships totaled approximately $64.5 million, $59.8 million and $54.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The results of operations for these disposed dealerships are included in continuing operations for the years ended December 31, 2011, 2010 and 2009 in the Consolidated Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic’s results of operations as presented in the Consolidated Statements of Income by quarter for the years ended December 31, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2011
Total revenues(1)	$1,839,376	$1,968,252	$1,992,849	$2,070,797
Gross profit(1)	$291,168	$309,732	$302,924	$305,295
Net income (loss)(2)	$14,964	$21,351	$19,401	$20,538
Earnings (loss) per common share — Basic(2)(3)	$0.28	$0.40	$0.37	$0.39
Earnings (loss) per common share — Diluted(2)(3)	$0.26	$0.35	$0.33	$0.35
Year Ended December 31, 2010
Total revenues(1)	$1,543,665	$1,722,026	$1,770,260	$1,844,893
Gross profit(1)	$265,878	$282,476	$281,799	$284,525
Net income (loss)(2)	$4,154	$8,436	$12,985	$64,354
Earnings (loss) per common share — Basic(2)(3)	$0.08	$0.16	$0.25	$1.22
Earnings (loss) per common share — Diluted(2)(3)	$0.08	$0.16	$0.23	$1.00

Note:	Operations are subject to seasonal variations. The first quarter generally contributes less operating profits than the second, third and fourth quarters. Parts and service demand remains more stable throughout the year. Amounts presented may differ from amounts previously reported on Form 10-Q due to the classification of certain franchises in discontinued and continuing operations in accordance with “Presentation of Financial Statements” in the ASC (see Note 2).

(1)	Results are for continuing operations.

(2)	Results include both continuing operations and discontinued operations.

(3)	The sum of net income per common share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.

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

Net income in the fourth quarter ended December 31, 2011 includes impairment of property and equipment of approximately $1.0 million and lease adjustments and other charges of approximately $6.8 million.