Form 10-Q
period 2012-03-31
SONIC AUTOMOTIVE INC
filed 2012-04-27
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission files number 1-13395

SONIC AUTOMOTIVE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-2010790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 Colwick Road, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

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

As of April 19, 2012, there were 41,115,331 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

	First Quarter Ended March 31,
	2012	2011
Revenues:
New vehicles	$1,064,453	$972,493
Used vehicles	517,052	474,555
Wholesale vehicles	45,341	35,046

Total vehicles	1,626,846	1,482,094
Parts, service and collision repair	301,748	287,100
Finance, insurance and other	59,248	49,102

Total revenues	1,987,842	1,818,296
Cost of Sales:
New vehicles	(999,633)	(912,996)
Used vehicles	(476,523)	(436,982)
Wholesale vehicles	(45,125)	(35,492)

Total vehicles	(1,521,281)	(1,385,470)
Parts, service and collision repair	(154,692)	(145,588)

Total cost of sales	(1,675,973)	(1,531,058)
Gross profit	311,869	287,238
Selling, general and administrative expenses	(247,480)	(229,016)
Impairment charges	(1)	(17)
Depreciation and amortization	(11,071)	(9,895)

Operating income (loss)	53,317	48,310
Other income (expense):
Interest expense, floor plan	(4,473)	(5,365)
Interest expense, other, net	(15,080)	(15,359)
Interest expense, non-cash, convertible debt	(1,630)	(1,694)
Interest income (expense / amortization), non-cash, cash flow swaps	22	178
Other income (expense), net	19	71

Total other income (expense)	(21,142)	(22,169)

Income (loss) from continuing operations before taxes	32,175	26,141
Provision for income taxes - benefit (expense)	(12,709)	(10,457)

Income (loss) from continuing operations	19,466	15,684
Discontinued operations:
Income (loss) from operations and the sale of dealerships	1,706	(1,094)
Income tax benefit (expense)	(674)	374

Income (loss) from discontinued operations	1,032	(720)

Net income (loss)	$20,498	$14,964

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.37	$0.30
Earnings (loss) per share from discontinued operations	0.02	(0.02)

Earnings (loss) per common share	$0.39	$0.28

Weighted average common shares outstanding	52,224	52,416

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.33	$0.27
Earnings (loss) per share from discontinued operations	0.02	(0.01)

Earnings (loss) per common share	$0.35	$0.26

Weighted average common shares outstanding	64,420	65,950

Dividends declared per common share	$0.025	$0.025

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	First Quarter Ended March 31,
	2012	2011
Net income (loss)	$20,498	$14,964

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	2,807	3,281

Total other comprehensive income (loss) before taxes	2,807	3,281
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(1,066)	(1,247)

Other comprehensive income (loss)	1,741	2,034

Comprehensive income (loss)	$22,239	$16,998

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,360	$1,913
Receivables, net	255,001	303,279
Inventories	986,095	863,133
Other current assets	19,880	12,404

Total current assets	1,263,336	1,180,729
Property and Equipment, net	554,081	552,037
Goodwill	464,488	468,465
Other Intangible Assets, net	75,888	76,276
Other Assets	57,785	62,122

Total Assets	$2,415,578	$2,339,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$489,579	$469,027
Notes payable — floor plan — non-trade	422,404	399,314
Trade accounts payable	90,385	86,902
Accrued interest	9,294	12,117
Other accrued liabilities	178,550	177,707
Current maturities of long-term debt	12,052	11,608

Total current liabilities	1,202,264	1,156,675
Long-Term Debt	545,028	536,011
Other Long-Term Liabilities	122,963	124,201
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 56,951,393 shares issued and 41,069,815 shares outstanding at March 31, 2012; 56,377,778 shares issued and 40,600,031 shares outstanding at December 31, 2011	570	564
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2012 and December 31, 2011	121	121
Paid-in capital	671,304	667,839
Retained earnings	143,551	124,383
Accumulated other comprehensive income (loss)	(19,749)	(21,490)
Treasury stock, at cost (15,881,578 Class A shares held at March 31, 2012 and 15,777,747 Class A shares held at December 31, 2011)	(250,474)	(248,675)

Total stockholders’ equity	545,323	522,742

Total Liabilities and Stockholders’ Equity	$2,415,578	$2,339,629

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Class A Common Stock		Class B Common Stock		Paid-In	Retained Earnings / (Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2011	56,378	$564	12,029	$121	$667,839	$124,383	$(248,675)	$(21,490)	$522,742

Shares awarded under stock compensation plans	307	3	-	-	997	—	—	—	1,000

Purchases of treasury stock	—	—	—	—	—	—	(1,799)	—	(1,799)

Income tax benefit associated with stock compensation plans	—	—	—	—	1,341	—	—	—	1,341

Fair value of interest rate swap agreements, net of tax expense of $1,066	—	—	—	—	—	—	—	1,741	1,741

Stock-based compensation expense	—	—	—	—	107	—	—	—	107

Restricted stock amortization	—	—	—	—	1,023	—	—	—	1,023

Other	266	3	—	—	(3)	—	—	—	—

Net income (loss)	—	—	—	—	—	20,498	—	—	20,498

Dividends ($0.025 per share)	—	—	—	—	—	(1,330)	—	—	(1,330)

BALANCE AT MARCH 31, 2012	56,951	$570	12,029	$121	$671,304	$143,551	$(250,474)	$(19,749)	$545,323

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	First Quarter Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,498	$14,964
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	11,133	9,966
Provision for bad debt expense	91	111
Other amortization	390	414
Debt issuance cost amortization	765	987
Debt discount amortization, net of premium amortization	1,309	1,274
Stock — based compensation expense	107	107
Amortization of restricted stock, net of forfeitures	1,023	551
Deferred income taxes	(429)	(251)
Equity interest in earnings of investees	(101)	(143)
Asset impairment charges	1	17
Loss (gain) on disposal of dealerships and property and equipment	(5,644)	11
Loss on exit of leased dealerships	3,321	1,045
Non—cash adjustments — cash flow swaps	(22)	(178)
Changes in assets and liabilities that relate to operations:
Receivables	48,562	23,977
Inventories	(130,766)	(28,105)
Other assets	(4,736)	(6,754)
Notes payable — floor plan — trade	20,552	(17,047)
Trade accounts payable and other liabilities	(5,222)	17,474

Total adjustments	(59,666)	3,456

Net cash provided by (used in) operating activities	(39,168)	18,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(11,958)	(90,587)
Proceeds from sales of property and equipment	459	284
Proceeds from sale of dealerships	19,963	134
Distributions from equity investees	700	600

Net cash provided by (used in) investing activities	9,164	(89,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan — non-trade	23,090	3,673
Borrowings on revolving credit facilities	62,392	122,735
Repayments on revolving credit facilities	(62,392)	(122,735)
Proceeds from issuance of long-term debt	10,700	53,950
Principal payments on long-term debt	(2,547)	(1,844)
Purchases of treasury stock	(1,799)	(3,903)
Income tax benefit (expense) associated with stock compensation plans	1,341	498
Issuance of shares under stock compensation plans	1,000	648
Dividends paid	(1,334)	(1,320)

Net cash provided by (used in) financing activities	30,451	51,702

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	447	(19,447)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,913	21,842

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,360	$2,395

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $1,066 and $1,247 in the first quarters ended March 31, 2012 and 2011, respectively)	$1,741	$2,034
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, including amount capitalized	$23,172	$25,801
Income taxes	$6,243	$1,097

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation — The accompanying Unaudited Condensed Consolidated Financial Statements for the first quarters ended March 31, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All material intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2011, which were included in Sonic’s Annual Report on Form 10-K.

Recent Accounting Pronouncements — In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard did not have a material effect on Sonic’s consolidated financial statements or disclosures.

Lease Exit Accruals — Lease exit accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

A summary of the activity of these lease exit accruals consists of the following:

(In thousands)
Balance, December 31, 2011	$39,118
Lease exit expense (1)	3,321
Payments (2)	(2,167)
Lease buyout (3)	(1,657)

Balance, March 31, 2012	$38,615

(1)	Approximately $0.1 million is recorded in interest expense, other, net, approximately $0.1 million is recorded in selling, general and administrative expenses and approximately $3.1 million is recorded to income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.

(2)	Amount is recorded as reduction of rent expense in selling, general and administrative expenses, with approximately $0.5 million in continuing operations and $1.7 million as a reduction to income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.

(3)	Amount represents write-off of accrual related to an early lease buyout agreement which was completed and paid, relieving Sonic of any future lease obligation.

Income Tax Expense — The overall effective tax rates for the first quarters ended March 31, 2012 and 2011 are higher than federal statutory rates due to the effect of state income taxes. The overall effective tax rate from continuing operations was 39.5% and 40.0% for the first quarters ended March 31, 2012 and 2011, respectively. The effective rate for the first quarter ended March 31, 2012 was lower than the prior year period due to the effects of uncertain tax positions and to the level of overall taxable income and the shift in the distribution of taxable income between states in which Sonic operates.

2. Discontinued Operations

Dispositions — The operating results of disposed dealerships are included in the income (loss) from discontinued operations in Sonic’s Unaudited Condensed Consolidated Statements of Income. During the first quarter ended March 31, 2012, Sonic disposed of three dealerships, which generated cash from disposition of approximately $20.0 million on the disposal of approximately $7.2 million of net assets. At March 31, 2012, there were no dealerships held for sale.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	First Quarter Ended March 31,
	2012	2011
	(In thousands)
Income (loss) from operations	$(811)	$(128)
Gain (loss) on disposal	5,660	(42)
Lease exit accrual adjustments and charges	(3,143)	(924)

Pre-tax income (loss)	$1,706	$(1,094)

Total revenues	$10,294	$21,059

Lease exit charges recorded for the first quarters ended March 31, 2012 and 2011 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

3. Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
New vehicles	$678,436	$569,573
Used vehicles	190,188	178,568
Parts and accessories	53,363	54,042
Other	64,108	60,950

Inventories	$986,095	$863,133

4. Property and Equipment

Property and equipment consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Land	$124,161	$131,865
Building and improvements	449,795	455,650
Office equipment and fixtures	103,088	92,920
Parts and service equipment	61,581	61,561
Company vehicles	8,325	8,391
Construction in progress	30,998	16,191

Total, at cost	777,948	766,578
Less accumulated depreciation	(223,867)	(214,541)

Property and equipment, net	$554,081	$552,037

In the first quarter ended March 31, 2012, capital expenditures were approximately $12.0 million and were primarily related to construction of new dealerships, building improvements and equipment purchased for use in Sonic’s dealerships.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

	Franchise Agreements	Gross Goodwill	Accumulated Impairment	Net Goodwill
	(In thousands)
Balance, December 31, 2011	$64,835	$1,265,190	$(796,725)	$468,465
Reductions from dispositions	—	(5,563)	1,586	(3,977)

Balance, March 31, 2012	$64,835	$1,259,627	$(795,139)	$464,488

At December 31, 2011, Sonic had approximately $11.4 million of definite life intangibles recorded related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at March 31, 2012 was approximately $11.1 million and was included in other intangible assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets.

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
2011 Revolving Credit Facility (1)	$—	$—
9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”)	210,000	210,000
5.0% Convertible Senior Notes due 2029, redeemable in 2014 (the “5.0% Convertible Notes”) (2)	155,055	155,055
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	12,584	13,223
Mortgage notes to finance companies-fixed rate, bearing interest from 4.29% to 7.03%	126,283	116,584
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	64,785	65,640
Net debt discount and premium (3)	(17,298)	(18,635)
Other	5,671	5,752

Total debt	$557,080	$547,619
Less current maturities	(12,052)	(11,608)

Long-term debt	$545,028	$536,011

(1)	The interest rate on the revolving credit facility was 2.25% above LIBOR at both March 31, 2012 and December 31, 2011.

(2)	See the heading “5.0% Senior Convertible Notes” below for discussion of the terms under which these notes may be redeemed in 2014.

(3)

March 31, 2012 includes $1.2 million discount associated with the 9.0% Notes, $16.3 million discount associated with the 5.0% Convertible Notes, $1.1 million premium associated with notes payable to a finance company and $0.9 million discount associated with mortgage notes payable. December 31, 2011 includes $1.2 million discount associated with the 9.0% Notes, $17.7 million discount associated with the 5.0% Convertible Notes, $1.2 million premium associated with notes payable to a finance company and $0.9 million discount associated with mortgage notes payable.

2011 Credit Facilities

Sonic has a syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2011 Floor Plan Facility”). The 2011 Revolving Credit Facility and 2011 Floor Plan Facility (collectively the “2011 Credit Facilities”) are scheduled to mature on August 15, 2016.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on balances as of March 31, 2012, the 2011 Revolving Borrowing Base was approximately $168.9 million and Sonic had approximately $39.2 million in outstanding letters of credit resulting in total borrowing availability of approximately $129.7 million under the 2011 Revolving Credit Facility.

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

The maturity date of the 2011 Revolving Credit Facility may in certain circumstances be accelerated (the “Springing Maturity Date”) if the share price of Sonic’s common stock falls below a certain level or if Sonic does not maintain certain liquidity levels during enumerated periods of time prior to the maturity date (including dates upon which Sonic may be compelled to repurchase such indebtedness) of certain indenture indebtedness or other indebtedness with an outstanding balance in excess of $35.0 million. In addition, availability of the 2011 Revolving Credit Facility may be curtailed during enumerated periods related to any Springing Maturity Date. Based on Sonic’s current outstanding debt obligations, the earliest possible occurrence of such a Springing Maturity Date would be July 1, 2014.

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

Covenants

Sonic was in compliance with the covenants under the 2011 Credit Facilities as of March 31, 2012 and expects to be in compliance with all such covenants for the foreseeable future. On April 19, 2012, Sonic entered into an amendment to the 2011 Credit Facilities to reduce the required Consolidated Liquidity Ratio covenant to a minimum ratio of 1.05 to 1.00 from a minimum ratio of 1.10 to 1.00. The Consolidated Liquidity Ratio requirement for the 2011 Credit Facilities had been a minimum ratio of 1.05 to 1.00, with a scheduled escalation to 1.10 to 1.00 effective March 31, 2012. This amendment to the 2011 Credit Facilities maintains the Consolidated Liquidity Ratio requirement at a minimum ratio of 1.05 to 1.00 for the remainder of the term of the 2011 Credit Facilities, effective as of March 31, 2012. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

	Covenant
	Consolidated Liquidity Ratio	Consolidated Fixed Charge Coverage Ratio	Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	≥ 1.05	≥ 1.20	≤ 5.50
March 31, 2012 actual	1.16	1.64	3.95

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2011 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2011 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.5 to 1.0. At March 31, 2012, the ratio was 2.9 to 1.0.

9.0% Senior Subordinated Notes

The 9.0% Notes are unsecured senior subordinated obligations of Sonic that mature on March 15, 2018 and are guaranteed by Sonic’s domestic operating subsidiaries. Interest is payable semi-annually on March 15 and September 15 each year. Sonic may redeem the 9.0% Notes in whole or in part at any time after March 15, 2014 at the following redemption prices, which are expressed as percentages of the principal amount:

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

The Indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of March 31, 2012.

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

5.0% Convertible Senior Notes

The 5.0% Convertible Notes bear interest at a rate of 5.0% per year, payable semiannually on April 1 and October 1 of each year. The 5.0% Convertible Notes mature on October 1, 2029. Sonic may redeem some or all of the 5.0% Convertible Notes for cash at any time subsequent to October 1, 2014 at a repurchase price equal to 100% of the outstanding principal amount of the notes. Upon the issuance of a redemption notice by Sonic, the holders may convert the 5.0% Convertible Notes prior to the redemption date at their option. Holders have the right to require Sonic to purchase the 5.0% Convertible Notes on each of October 1, 2014, October 1, 2019 and October 1, 2024 or in the event of a change in control for cash at a purchase price equal to 100% of the outstanding principal amount of the notes.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “Measurement Period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of Sonic’s Class A common stock and the applicable conversion rate on each such day; (3) if Sonic calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029, to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. As of March 31, 2012, the conversion rate was 75.3017 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.28 per share of Class A common stock. The conversion rate may be adjusted in the future as a result of any future declaration of dividends on Sonic’s Class A common stock. The 5.0% Convertible Notes were not convertible at any time during the first quarter ended March 31, 2012. However, during the last 30 consecutive trading days prior to March 31, 2012, the last reported sale price of Sonic’s Class A common stock for 24 trading days within that 30 day period was in excess of 130% of the applicable conversion price of $13.28 per share. As a result, the 5.0% Convertible Notes are convertible at the option of the holder beginning April 1, 2012 until June 30, 2012, which is the next measurement date. If the holders choose to exercise their conversion option on the 5.0% Convertible Notes, Sonic will be required to settle the converted notes through Sonic’s choice of cash, the issuance of shares of Sonic’s Class A common stock or a combination of cash and common stock.

To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of approximately $31.0 million and a corresponding amount (net of taxes of approximately $12.8 million) to equity, based on an estimated non-convertible borrowing rate of 10.5%. The debt discount is being amortized to interest expense through October 2014, the earliest redemption date. The unamortized debt discount was approximately $16.3 million and $17.7 million at March 31, 2012 and December 31, 2011, respectively.

Sonic incurred interest expense related to the 5.0% Convertible Notes of approximately $2.0 million and $2.2 million for the first quarters ended March 31, 2012 and 2011, respectively, recorded to interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount and deferred loan costs on the 5.0% Convertible Notes of approximately $1.6 million and $1.7 million for the first quarters ended March 31, 2012 and 2011, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Unaudited Condensed Consolidated Statements of Income.

Mortgage Notes

Sonic has mortgage financing totaling approximately $191.1 million in aggregate, related to 20 of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and March 2031. The weighted average interest rate was 4.66% at March 31, 2012.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities

At March 31, 2012 Sonic had interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at March 31, 2012 was a liability of approximately $34.8 million, with $12.7 million included in other accrued liabilities and $22.1 million included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount	Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$200.0	4.935%	one-month LIBOR	May 1, 2012
$100.0	5.265%	one-month LIBOR	June 1, 2012
$3.3	7.100%	one-month LIBOR + 1.50%	July 10, 2017
$25.0 (2)	5.160%	one-month LIBOR	September 1, 2012
$15.0 (2)	4.965%	one-month LIBOR	September 1, 2012
$25.0 (2)	4.885%	one-month LIBOR	October 1, 2012
$10.5	4.655%	one-month LIBOR	December 10, 2017
$8.4 (2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.5	4.330%	one-month LIBOR	July 1, 2013
$100.0 (3)	3.280%	one-month LIBOR	July 1, 2015
$100.0 (3)	3.300%	one-month LIBOR	July 1, 2015
$7.0 (2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0 (3)	2.767%	one-month LIBOR	July 1, 2014
$50.0 (3)	3.240%	one-month LIBOR	July 1, 2015
$50.0 (3)	2.610%	one-month LIBOR	July 1, 2014
$50.0 (3)	3.070%	one-month LIBOR	July 1, 2015
$100.0 (4)	2.065%	one-month LIBOR	June 30, 2017
$100.0 (4)	2.015%	one-month LIBOR	June 30, 2017

(1)	The one-month LIBOR rate was 0.241% at March 31, 2012.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 2, 2012.
(4)	The effective date of these forward-starting swaps is July 1, 2015.

During the first quarter ended March 31, 2012, Sonic entered into two $100.0 million notional forward-starting interest rate cash flow swap agreements that become effective in July 2015 and terminate in June 2017. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income.

For the cash flow swaps not designated as hedges (changes in the fair value are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest income (expense/amortization), non-cash, cash flow swaps, in the accompanying Unaudited Condensed Consolidated Statements of Income.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $4.4 million for each of the first quarters ended March 31, 2012 and 2011, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $7.5 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants and the 5.0% Convertible Notes. Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the first quarters ended March 31, 2012 and 2011:

	First Quarter Ended March 31, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)

	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,224	$19,466		$1,032		$20,498
Effect of participating securities:
Non-vested restricted stock and stock units		(303)		—		(303)

Basic earnings (loss) and shares	52,224	$19,163	$0.37	$1,032	$0.02	$20,195	$0.39
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	11,676	2,167		5		2,172
Stock compensation plans	520

Diluted earnings (loss) and shares	64,420	$21,330	$0.33	$1,037	$0.02	$22,367	$0.35

	First Quarter Ended March 31, 2011
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)

	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,416	$15,684		$(720)		$14,964
Effect of participating securities:
Non-vested restricted stock and stock units		(205)		—		(205)

Basic earnings (loss) and shares	52,416	$15,479	$0.30	$(720)	$(0.02)	$14,759	$0.28
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	12,890	2,296		14		2,310
Stock compensation plans	644

Diluted earnings (loss) and shares	65,950	$17,775	$0.27	$(706)	$(0.01)	$17,069	$0.26

In addition to the stock options included in the table above, options to purchase approximately 1.6 million shares and 2.3 million shares of Class A common stock were outstanding at March 31, 2012 and March 31, 2011, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

8. Contingencies

Legal and Other Proceedings

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at both March 31, 2012 and December 31, 2011 was approximately $7.3 million in reserves that Sonic has provided for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

Guarantees and Indemnification Obligations

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

In connection with dealership dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk was approximately $106.0 million as of December 31, 2011.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $9.5 million and $3.1 million at March 31, 2012 and December 31, 2011, respectively. These indemnifications expire within a period of 18 to 24 months following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2012. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was $4.5 million at both March 31, 2012 and December 31, 2011.

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of property, plant and equipment and other intangibles and those used in the reporting unit valuation in the annual goodwill impairment evaluation.

The availability of observable inputs can vary and is affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment required by Sonic in determining fair value is greatest for assets and liabilities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input (Level 3 being the lowest level) that is significant to the fair value measurement.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets or liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 are as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Cash flow swaps designated as hedges (1)	$30.5	$—	$30.5	$—
Cash flow swaps not designated as hedges (2)	4.3	—	4.3	—
Deferred compensation plan (3)	13.2	—	13.2	—

Total	$48.0	$—	$48.0	$—

(1)	Approximately $10.4 million and $20.1 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(2)	Approximately $2.3 million and $2.0 million are included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(3)	Included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Assets or liabilities measured at fair value on a non-recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 are as follows:

(In millions)	Balance as of March 31, 2012	Significant Unobservable Inputs (Level 3) as of March 31, 2012	Total Gains / (Losses) for the First Quarter Ended March 31, 2012

Long-lived assets held and used	$554.1	$554.1	$—

Goodwill	464.5	464.5	—

Franchise assets	64.8	64.8	—

As of March 31, 2012 and December 31, 2011, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	March 31, 2012		December 31, 2011
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value

9.0% Notes (1)	$229,950	$208,806	$221,025	$208,769

5.0% Convertible Notes (1)	$240,529	$138,727	$205,448	$137,333

Mortgage Notes (2)	$130,170	$126,283	$119,310	$116,584

Assumed Notes (2)	$12,616	$13,665	$13,260	$14,438

Other (2)	$5,107	$5,503	$5,150	$5,555

(1)	As determined by market quotations as of March 31, 2012 and December 31, 2011, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Subsequent Events

Subsequent to March 31, 2012, Sonic repurchased approximately $20.2 million of the aggregate outstanding principal amount of its 5.0% Convertible Notes.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We are one of the largest automotive retailers in the United States. As of March 31, 2012, we operated 118 dealerships in 15 states (representing 28 different brands of cars and light trucks) and 24 collision repair centers. For management and operational reporting purposes, we group certain dealerships together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2012, we operated 108 stores. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

In March 2011, a powerful earthquake off the coast of Japan produced a massive tsunami, affecting certain east coast regions of Japan. The effects of the earthquake and tsunami caused widespread damage and destruction of property and localized disruption of the power supply. These events disrupted our Japanese manufacturer partners’ supply-chain and vehicle production capacity. As Japan continues to focus on recovering from this natural disaster, it is uncertain as to the continuing effects this event may have on these manufacturer partners’ supply-chain and production. These events did not affect our business in the first quarter ended March 31, 2011, but in the remaining quarters of 2011 and into the first quarter ended March 31, 2012, these events resulted in lower allocations of new vehicle inventory from the Japanese brands, which affected new vehicle revenues, new vehicle gross margins, consumer brand preferences and our ability to source used inventory through trades. We believe these effects were prolonged by severe flooding in Thailand during the fourth quarter ended December 31, 2011. Although our new vehicle revenues related to our Honda and Toyota dealerships have recovered, our Lexus dealerships have not yet rebounded from the reduced new vehicle inventory. Notwithstanding other events, we believe the Japanese import brands’ performance for each of the remaining quarters of 2012 will be favorable when compared to the same prior year periods.

On March 31, 2012, an explosion and fire at a chemical manufacturing facility in Germany disrupted the production of a plastic resin that is a key component of automotive brake line and fuel line tubing. It is uncertain what level of impact this production disruption may have on our automobile manufacturer partners’ supply-chain and production activities. Unless a suitable replacement can be found or other chemical manufacturers can increase production volume to maintain the necessary supply, this disruption in the supply chain may affect the scheduled production and availability of new vehicles.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following is a detail of our new vehicle revenues by brand for the first quarters ended March 31, 2012 and 2011:

	Percentage of New Vehicle Revenue
	First Quarter Ended March 31,
Brand	2012	2011
Luxury
BMW	16.5%	16.7%
Mercedes	8.3%	8.2%
Cadillac	4.7%	5.5%
Lexus	4.4%	5.2%
Audi	3.9%	3.1%
Mini	2.6%	3.1%
Land Rover	2.3%	2.0%
Porsche	1.6%	1.7%
Volvo	1.0%	1.2%
Infiniti	0.9%	1.2%
Jaguar	0.9%	0.9%
Acura	0.7%	1.0%

Total Luxury	47.8%	49.8%
Mid-line Import
Honda	16.0%	14.8%
Toyota	10.9%	10.7%
Volkswagen	3.2%	2.5%
Hyundai	2.3%	2.1%
Other (2)	2.2%	1.5%
Nissan	0.9%	1.2%

Total Mid-line Import	35.5%	32.8%
Domestic
General Motors (3)	8.2%	8.1%
Ford	8.0%	9.0%
Chrysler (4)	0.5%	0.3%

Total Domestic	16.7%	17.4%

Total	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior period income statement data reflects reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to March 31, 2011 that had not been previously included in discontinued operations or (ii) include franchises previously held for sale that subsequently were reclassified to held and used. See Note 1 and Note 2 to our accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Kia, Scion and Subaru.
(3)	Includes Buick, Chevrolet and GMC.
(4)	Includes Chrysler, Dodge and Jeep.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Results of Operations

The following discussions are based on reported figures. Same store amounts do not vary significantly from reported totals since we have not made any significant dealership acquisitions since March 31, 2008.

New Vehicles

The automobile retail industry uses the Seasonally Adjusted Annual Rate (“SAAR”) to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and markets in which we do not operate.

	First Quarter Ended March 31,
(in millions of vehicles)	2012	2011	% Change
SAAR	14.5	12.9	12.4%

Source: Bloomberg Financial Markets, via Stephens Inc.

Our reported new vehicle (including fleet) results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$1,064,453	$972,493	$91,960		9.5%
Gross profit	$64,820	$59,497	$5,323		8.9%
Unit sales	31,390	29,191	2,199		7.5%
Revenue per unit	$33,911	$33,315	$596		1.8%
Gross profit per unit	$2,065	$2,038	$27		1.3%
Gross profit as a % of revenue	6.1%	6.1%	0	bps

The increase in new vehicle revenues for the first quarter ended March 31, 2012 was primarily driven by a 7.5% increase in our new unit sales volume compared to the prior year period. The industry new unit sales volume increased 12.4% during the first quarter ended March 31, 2012, compared to the prior year period. However, absent the impact of fleet unit sales volume on industry volume growth for the first quarter ended March 31, 2012, we believe we outpaced the retail new vehicle industry volume growth. Our retail new vehicle volume growth (excluding fleet) increased 11.2% for the first quarter ended March 31, 2012, compared to the prior year period. Our new unit volume increase for the first quarter ended March 31, 2012 was led by our Honda, Volkswagen, Kia and Toyota dealerships, which combined accounted for 81.7% of the year-over-year increase. For the first quarter ended March 31, 2012, the majority of our brands outperformed their local market peer group for their respective brand compared to the prior year period.

Our luxury dealerships (which include Cadillac) experienced a 5.5% increase in new vehicle revenue for the first quarter ended March 31, 2012, compared to the prior year period, primarily due to a 2.5% increase in our new unit volume and a 2.9% increase in average new vehicle selling price. The increase in new unit sales volume was primarily driven by our Mercedes and Audi dealerships. Luxury new vehicle gross profit per unit improved 4.3% compared to the prior year period and total luxury gross profit dollars were up 6.9% for the first quarter ended March 31, 2012, compared to the prior year period.

Our mid-line import dealerships experienced a 17.5% increase in new vehicle revenue for the first quarter ended March 31, 2012, compared to the prior year period. Overall mid-line import new vehicle gross profit increased 22.0% for the first quarter ended March 31, 2012, compared to the prior year period. New vehicle inventory levels for our major Japanese brands (Honda, Toyota and Lexus) improved in the first quarter ended March 31, 2012, continuing their recovery from inventory supply reductions caused by the impact of the earthquake, tsunami and severe flooding that occurred in Asia during 2011. Gross profit per new unit and new unit sales volume increased for each of these brands during the first quarter ended March 31, 2012, compared to the prior year period. During the period in which we experienced a lack of supply of new vehicles in Japanese brands, we believe many consumers chose to purchase other branded vehicles. As a

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

result, we believe several of our other mid-line import brands experienced a benefit to their new vehicle sales, including Hyundai, Kia and Volkswagen. Each of these brands continued to experience higher new unit sales volumes during the first quarter ended March 31, 2012, even as the major Japanese brands began to rebound.

Our domestic dealerships experienced a 5.6% increase in new vehicle revenue for the first quarter ended March 31, 2012, primarily due to a 4.0% increase in average new vehicle selling price, compared to the prior year period. New unit sales volume at our General Motors (excluding Cadillac) dealerships increased 10.8%, while our Ford dealerships experienced an 8.5% decline in new unit sales volume compared to the prior year period.

Used Vehicles

Our reported used vehicle results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$517,052	$474,555	$42,497		9.0%
Gross profit	$40,529	$37,573	$2,956		7.9%
Unit sales	26,547	24,895	1,652		6.6%
Revenue per unit	$19,477	$19,062	$415		2.2%
Gross profit per unit	$1,527	$1,509	$18		1.2%
Gross profit as a % of revenue	7.8%	7.9%	(10)	bps

For the first quarter ended March 31, 2012, our used vehicle unit volume increased 6.6% compared to the prior year period, primarily due to the continued implementation of our standardized used vehicle merchandising process. We believe this process allows us to purchase and price our used vehicles more competitively and market them more effectively than our competition, resulting in higher unit sales volume, revenue and gross profit levels.

Wholesale Vehicles

Our reported wholesale results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$45,341	$35,046	$10,295		29.4%
Gross profit (loss)	$216	$(446)	$662		148.4%
Unit sales	7,526	5,583	1,943		34.8%
Revenue per unit	$6,025	$6,277	$(252)		(4.0%)
Gross profit (loss) per unit	$29	$(80)	$109		136.3%
Gross profit (loss) as a % of revenue	0.5%	(1.3%)	180	bps

During the first quarter ended March 31, 2012, we experienced an increase in wholesale revenue and wholesale unit sales, compared to the prior year period. Wholesale gross profit improved significantly as a result of the increased unit sales combined with positive gross profit per unit compared to gross loss per unit in the first quarter ended March 31, 2011. The improvements in gross profit and gross profit per unit occurred despite a decrease in revenue per unit, primarily due to the mix of wholesale vehicles sold.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Parts, Service and Collision Repair (“Fixed Operations”)

Our reported Fixed Operations results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands)

Revenue
Parts	$160,170	$152,194	$7,976		5.2%
Service	128,907	123,532	5,375		4.4%
Collision repair	12,671	11,374	1,297		11.4%

Total	$301,748	$287,100	$14,648		5.1%

Gross profit
Parts	$50,856	$49,628	$1,228		2.5%
Service	89,187	85,529	3,658		4.3%
Collision repair	7,013	6,355	658		10.4%

Total	$147,056	$141,512	$5,544		3.9%

Gross profit as a % of revenue
Parts	31.8%	32.6%	(80)	bps
Service	69.2%	69.2%	0	bps
Collision repair	55.3%	55.9%	(60)	bps

Total	48.7%	49.3%	(60)	bps

Overall Fixed Operations customer pay revenue increased 8.6% for the first quarter ended March 31, 2012, compared to the prior year period. Wholesale parts revenue increased 12.9% for the first quarter ended March 31, 2012 compared to the prior year period. Overall used vehicle reconditioning revenue also contributed to the year-over-year improvements, increasing 5.2% over the prior year period. Warranty revenue decreased 12.5% for the first quarter ended March 31, 2012, compared to the prior year period, primarily due to more significant recall activity in certain brands in the prior year period. Fixed Operations customer pay revenue at our domestic, mid-line import and luxury branded dealerships’ increased 1.0%, 7.4%, and 12.6%, respectively, for the first quarter ended March 31, 2012, compared to the prior year period.

For the first quarter ended March 31, 2012, the increase in Fixed Operations revenue contributed approximately $7.1 million in gross profit increase, partially offset by a $1.6 million decrease in gross profit due to a 60 basis point decline in the gross margin rate caused primarily by a shift in the sales mix compared to the prior year period.

As of March 31, 2012, we operated 24 collision repair centers. Collision repair revenues increased 11.4% in the first quarter ended March 31, 2012 compared to the prior year period, primarily due to increases in customer pay and sublet revenues of 8.4% and 30.4%, respectively.

Finance, Insurance and Other (“F&I”)

Our reported F&I results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except per unit data)

Revenue	$59,248	$49,102	$10,146	20.7%
Gross profit per retail unit (excludes fleet)	$1,054	$952	$102	10.7%

F&I revenue increased during the first quarter ended March 31, 2012, compared to the prior year period, primarily due to an increase in total new and used retail (excluding fleet) unit volume of 4,634 units, or 9.0%. F&I gross profit per retail unit improved 10.7% in the first quarter ended March 31, 2012, compared to the prior year period, primarily due to improved penetration and pricing. Finance contract gross revenue improved 19.4% for the first quarter ended March 31,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

2012, compared to the prior year period, primarily due to a 12.8% increase in unit volume and an increase in the finance contract penetration rate of 240 basis points. Compared to the first quarter ended March 31, 2011, combined service and aftermarket contract revenue increased 21.5% in the first quarter ended March 31, 2012, and total service and aftermarket contract volume increased 21.3%.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent and rent related expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission and support personnel who are paid a fixed salary. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expenses vary based on the level of actual or anticipated business activity. Rent and rent related expense typically varies with the number of dealership properties owned by us, investments made for facility improvements and interest rates. Although not completely correlated, we believe the best way to measure SG&A expenses is as a percentage of gross profit.

Following is information related to our SG&A expenses:

	First Quarter Ended March 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands)
Compensation	$147,534	$134,802	$(12,732)	(9.4%)
Advertising	13,044	13,440	396	2.9%
Rent and rent related	28,693	29,791	1,098	3.7%
Other	58,209	50,983	(7,226)	(14.2%)

Total	$247,480	$229,016	$(18,464)	(8.1%)

SG&A as a % of gross profit
Compensation	47.3%	46.9%	(40)	bps
Advertising	4.2%	4.7%	50	bps
Rent and rent related	9.2%	10.4%	120	bps
Other	18.7%	17.7%	(100)	bps

Total	79.4%	79.7%	30	bps

Overall SG&A expense dollars increased in the first quarter ended March 31, 2012, compared to the prior year period, due to increases in revenue and gross profit driving higher variable compensation costs and other SG&A expenses. Overall SG&A expense as a percentage of gross profit improved 30 basis points from the prior year period, driven primarily by improvements in advertising and rent costs as a percentage of gross profit.

Compensation costs as a percentage of gross profit increased 40 basis points for the first quarter ended March 31, 2012, compared to the prior year period, primarily due to increases in sales compensation expense and payroll taxes, driven by higher gross profit levels in the first quarter ended March 31, 2012.

Compared to the first quarter ended March 31, 2011, total advertising expense in the first quarter ended March 31, 2012 decreased both in dollar amount and as a percentage of gross profit as a result of changes in manufacturer advertising programs and higher gross profit levels in the first quarter ended March 31, 2012.

For the first quarter ended March 31, 2012, rent and rent related expenses decreased as a percentage of gross profit compared to the prior year period, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

Other SG&A expenses increased in the first quarter ended March 31, 2012, compared to the prior year period, primarily due to customer related costs as a result of the higher sales activity, IT spending, professional fees, increased services by outside contractors, non-income taxes, training costs and the timing of certain insurance expenses.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Depreciation and Amortization

Depreciation and amortization expense increased approximately $1.2 million, or 11.9%, for the first quarter ended March 31, 2012, compared to the prior year period. These increases are primarily related to the completion of approximately $70.8 million of construction projects that were placed in service subsequent to the first quarter ended March 31, 2011.

Interest Expense, Floor Plan

Total continuing operations interest expense, floor plan, for new and used vehicles decreased approximately $0.9 million, or 16.6%, for the first quarter ended March 31, 2012, compared to the prior year period.

Interest expense, floor plan, for new vehicles incurred by continuing operations decreased approximately $0.9 million, or 18.8%, for the first quarter ended March 31, 2012 compared to the prior year period. The average new vehicle floor plan interest rate incurred by these dealerships was 2.07% for the first quarter ended March 31, 2012, compared to 2.60% for the first quarter ended March 31, 2011, which resulted in a decrease in interest expense, floor plan, of approximately $1.0 million. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $13.2 million in the first quarter ended March 31, 2012, resulting in a partially offsetting increase in new vehicle interest expense, floor plan, of approximately $0.1 million compared to the prior year period.

Interest expense, floor plan, for used vehicles incurred by continuing operations was flat for the first quarter ended March 31, 2012 compared to the prior year period. The average used vehicle floor plan interest rate incurred by these dealerships was 2.89% for the first quarter ended March 31, 2012, compared to 2.60% for the first quarter ended March 31, 2011, which resulted in an increase in interest expense, floor plan, of approximately $0.1 million. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $6.4 million in the first quarter ended March 31, 2012, resulting in an offsetting decrease in used vehicle interest expense, floor plan, of approximately $0.1 million compared to the prior year period.

Interest Expense, Other, Net

Interest expense, other, net, was approximately $15.1 million and $15.4 million in the first quarters ended March 31, 2012 and 2011, respectively. Changes in interest expense, other, net, are summarized in the schedule below:

Increase (Decrease) in Interest Expense for the First Quarter Ended March 31, 2012
(In millions)
Debt balances
Change in debt balances	$(1.0)
Other factors
Change in capitalized interest	0.6
Change in interest allocated to discontinued operations	0.1
Change in deferred loan cost amortization	(0.1)
Change in other interest expense, net	0.1

Total	$(0.3)

We have entered into various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate in order to reduce our exposure to market risks from fluctuations in interest rates. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $4.4 million for each of the first quarters ended March 31, 2012 and 2011, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Income Taxes

The overall effective tax rate from continuing operations was 39.5% and 40.0% for the first quarters ended March 31, 2012 and 2011, respectively. The effective rate for the first quarter ended March 31, 2012 was lower than the prior year period due to the effects of uncertain tax positions and to the level of overall taxable income and the shift in the distribution of taxable income between states in which we operate. We expect the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 40.0%.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	First Quarter Ended March 31,
	2012	2011
(In thousands)
Income (loss) from operations	$(811)	$(128)
Gain (loss) on disposal	5,660	(42)
Lease exit accrual adjustments and charges	(3,143)	(924)

Pre-tax income (loss)	$1,706	$(1,094)

Total revenues	$10,294	$21,059

Pre-tax income (loss) from discontinued operations improved for the first quarter ended March 31, 2012 compared to the prior year period as a result of the disposition of three dealerships during the first quarter ended March 31, 2012, resulting in a gain on disposition of approximately $5.7 million. Lease exit charges recorded for the first quarters ended March 31, 2012 and 2011 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with our restrictive covenants and other obligations. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material and adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depends to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) decreased to 2.07% for the first quarter ended March 31, 2012, compared to the first quarter ended March 31, 2011, which had a weighted average rate of 2.60%. The weighted average interest rate for all of our used vehicle floor plan facilities (both continuing and discontinued operations) was 2.89% for the first quarter ended March 31, 2012, compared to 2.62% for the first quarter ended March 31, 2011.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the floor plan financed vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of March 31, 2012 and expect to be in compliance with the covenants for the foreseeable future.

Long-Term Debt and Credit Facilities

See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of our long-term debt and credit facilities and compliance with debt covenants.

Dealership Dispositions

During the first quarter ended March 31, 2012, we disposed of three dealerships. These dispositions generated cash of approximately $20.0 million.

Capital Expenditures

Our capital expenditures include the purchase of land and buildings, construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. We selectively construct or improve new dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through new mortgages or, alternatively, through our credit facilities. We also fund these improvements through cash flows from operations.

Capital expenditures for the first quarter ended March 31, 2012 were approximately $12.0 million ($1.3 million, net of mortgage funding of $10.7 million). As of March 31, 2012, contractual commitments to contractors for facility construction projects totaled approximately $23.0 million.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. During the first quarter ended March 31, 2012, we repurchased approximately 104,000 shares of our Class A common stock in connection with approximately $1.8 million of tax withholdings on the vesting of restricted stock awards. As of March 31, 2012, our remaining repurchase authorization was approximately $30.7 million. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2011 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

During the first quarter ended March 31, 2012, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of March 15, 2012 to be paid on April 15, 2012. Subsequent to March 31, 2012, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for stockholders of record on June 15, 2012 to be paid on July 15, 2012. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 9.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Cash Flows

For the first quarter ended March 31, 2012, net cash used in operating activities was approximately $39.2 million. This use of cash was comprised primarily of purchases of inventories, partially offset by cash inflows related to operating profits, decreases in receivables and an increase in notes payable – floor plan – trade. Net cash provided by investing activities during the first quarter ended March 31, 2012 was approximately $9.2 million. This provision of cash was primarily comprised of proceeds from the sale of franchises partially offset by purchases of land, property and equipment. Net cash provided by financing activities for the first quarter ended March 31, 2012 was approximately $30.5 million. This provision of cash was primarily related to an increase in notes payable – floor plan – non-trade and mortgage loan proceeds.

We arrange our inventory floor plan financing through both manufacturer captive finance companies and a syndicate of manufacturer captive finance companies and commercial banks. Our floor plan financed with manufacturer captives is recorded as trade floor plan liabilities (with the resulting change being reflected as operating cash flows). Our dealerships that obtain floor plan financing from a syndicate of manufacturer captives and commercial banks record their obligation as non-trade floor plan liabilities (with the resulting change being reflected as financing cash flows).

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash provided by combined trade and non-trade floor plan financing was approximately $43.6 million for the first quarter ended March 31, 2012, and net cash used was approximately $13.4 million for the first quarter ended March 31, 2011. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash used in operating activities of approximately $16.1 million and net cash provided by operating activities of approximately $22.1 million for the first quarters ended March 31, 2012 and 2011, respectively.

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” to the accompanying Unaudited Condensed Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Off-Balance Sheet Arrangements

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of our off-balance sheet arrangements.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $576.1 million at March 31, 2012. After considering the effect of our interest rate swaps, a change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $1.3 million in the first quarter ended March 31, 2012. Of the total change in interest expense, approximately $1.2 million in the first quarter ended March 31, 2012 would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of March 31, 2012, approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the first quarter ended March 31, 2012 due to the leases containing LIBOR floors which were above the LIBOR rate during the first quarter ended March 31, 2012.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at March 31, 2012 was a liability of approximately $34.8 million, with $12.7 million included in other accrued liabilities and $22.1 million recorded to other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. See the previous discussion of our cash flow swaps in Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$200.0		4.935%	one-month LIBOR	May 1, 2012
$100.0		5.265%	one-month LIBOR	June 1, 2012
$3.3		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$10.5		4.655%	one-month LIBOR	December 10, 2017
$8.4	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.5		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
$7.0	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0	(3)	2.767%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.240%	one-month LIBOR	July 1, 2015
$50.0	(3)	2.610%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.070%	one-month LIBOR	July 1, 2015
$100.0	(4)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(4)	2.015%	one-month LIBOR	June 30, 2017

(1)	The one-month LIBOR rate was 0.241% at March 31, 2012.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 2, 2012.
(4)	The effective date of these forward-starting swaps is July 1, 2015.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. During the first quarter ended March 31, 2012, we implemented certain changes to our internal control over financial reporting to address the material weakness in our internal control over financial reporting that was identified during our year-end audit process. Specifically, we corrected the methodology and information used to reclassify negative book cash balances between accounts payable and cash and enhanced our review of these period-end journal entries.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Item 1A: Risk Factors

In addition to the information below and other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of March 31, 2012, our total outstanding indebtedness was approximately $1.5 billion, which includes floor plan notes payable, long-term debt and short-term debt.

We have $175.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2011 Revolving Credit Facility”), up to $500.0 million in maximum borrowing availability for new vehicle inventory floor plan financing and up to $80.0 million in maximum borrowing availability for used vehicle inventory floor plan financing (the “2011 Floor Plan Facility”). We refer to the 2011 Revolving Credit Facility and 2011 Floor Plan Facility collectively as our “2011 Credit Facilities.” Based on balances as of March 31, 2012, we had approximately $129.7 million available for additional borrowings under the 2011 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances and the market value of certain additional collateral. We are able to borrow under our 2011 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer captive finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2011 Floor Plan Facility. In addition, the indentures relating to our 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), 5.0% Convertible Senior Notes due 2029 which are redeemable by us and which may be put to us by the holders after October 1, 2014 under certain circumstances (the “5.0% Convertible Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

Holders of the 5.0% Convertible Notes may convert their notes at their option under certain circumstances as described in Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements. The 5.0% Convertible Notes were not convertible at any time during the first quarter ended March 31, 2012. However, during the last 30 consecutive trading days prior to March 31, 2012, the last reported sale price of our Class A common stock for 24 trading days within that 30 day period was in excess of 130% of the applicable conversion price of $13.28 per share. As a result, the 5.0% Convertible Notes are convertible at the option of the holder beginning April 1, 2012 until June 30, 2012, which is the next measurement date. If the holders choose to exercise their conversion option on the 5.0% Convertible Notes, we will be required to settle the converted notes through our choice of cash, the issuance of shares of our Class A common stock or a combination of cash and shares of our Class A common stock. In the event we have the ability to, and choose to, settle the 5.0% Convertible Notes with cash payments in lieu of settlement with shares of our Class A common stock, the amount of these cash payments could have a material adverse effect on our liquidity, working capital and compliance with debt covenants.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that commonly have initial terms of fifteen to twenty years with renewal options ranging from five to ten years. These operating leases require compliance with financial and operating covenants similar to those under our 2011 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Several private civil actions have been filed against us and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

	(In thousands, except per share data)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 2012	—	$—	—	$32,523

February 2012	56	16.62	56	31,598

March 2012	48	18.13	48	30,725

Total	104	$17.32	104	$30,725

(1)	All shares repurchased were part of publicly announced share repurchase programs.
(2)	Our publicly announced Class A Common Stock repurchase authorizations occurred as follows:

(amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000

Total	$295,000

See Note 6, “Long-term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1 and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A of this Form 10-Q and elsewhere in this report, as well as:

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

SONIC AUTOMOTIVE, INC.

Date: April 27, 2012	By:	/s/ O. BRUTON SMITH

O. Bruton Smith
Chairman and Chief Executive Officer

Date: April 27, 2012	By:	/s/ DAVID P. COSPER
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