Form 10-Q
period 2012-06-30
SONIC AUTOMOTIVE INC
filed 2012-07-25
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 18, 2012, there were 41,129,794 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
New vehicles	$1,221,297	$1,025,277	$2,285,750	$1,997,770
Used vehicles	550,040	529,107	1,067,092	1,003,662
Wholesale vehicles	43,984	41,136	89,325	76,182

Total vehicles	1,815,321	1,595,520	3,442,167	3,077,614
Parts, service and collision repair	304,570	295,094	606,318	582,195
Finance, insurance and other	65,338	55,369	124,587	104,471

Total revenues	2,185,229	1,945,983	4,173,072	3,764,280
Cost of Sales:
New vehicles	(1,149,946)	(957,432)	(2,149,579)	(1,870,428)
Used vehicles	(513,313)	(490,072)	(989,836)	(927,054)
Wholesale vehicles	(45,418)	(43,000)	(90,544)	(78,491)

Total vehicles	(1,708,677)	(1,490,504)	(3,229,959)	(2,875,973)
Parts, service and collision repair	(155,780)	(149,545)	(310,472)	(295,134)

Total cost of sales	(1,864,457)	(1,640,049)	(3,540,431)	(3,171,107)
Gross profit	320,772	305,934	632,641	593,173
Selling, general and administrative expenses	(249,525)	(237,092)	(497,005)	(466,109)
Impairment charges	(33)	(41)	(34)	(58)
Depreciation and amortization	(11,390)	(9,699)	(22,461)	(19,595)

Operating income (loss)	59,824	59,102	113,141	107,411
Other income (expense):
Interest expense, floor plan	(5,053)	(4,914)	(9,527)	(10,280)
Interest expense, other, net	(12,712)	(15,339)	(27,791)	(30,698)
Interest expense, non-cash, convertible debt	(1,413)	(1,715)	(3,043)	(3,409)
Interest income (expense / amortization), non-cash, cash flow swaps	83	(464)	105	(286)
Other income (expense), net	(2,550)	15	(2,530)	88

Total other income (expense)	(21,645)	(22,417)	(42,786)	(44,585)

Income (loss) from continuing operations before taxes	38,179	36,685	70,355	62,826
Provision for income taxes - benefit (expense)	(10,646)	(13,691)	(23,354)	(24,147)

Income (loss) from continuing operations	27,533	22,994	47,001	38,679
Discontinued operations:
Income (loss) from operations and the sale of dealerships	1,345	(997)	3,049	(2,092)
Income tax benefit (expense)	(699)	(646)	(1,373)	(272)

Income (loss) from discontinued operations	646	(1,643)	1,676	(2,364)

Net income (loss)	$28,179	$21,351	$48,677	$36,315

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.52	$0.43	$0.88	$0.73
Earnings (loss) per share from discontinued operations	0.01	(0.03)	0.03	(0.05)

Earnings (loss) per common share	$0.53	$0.40	$0.91	$0.68

Weighted average common shares outstanding	52,593	52,461	52,409	52,438

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.46	$0.38	$0.79	$0.65
Earnings (loss) per share from discontinued operations	0.01	(0.03)	0.02	(0.04)

Earnings (loss) per common share	$0.47	$0.35	$0.81	$0.61

Weighted average common shares outstanding	63,506	65,936	63,963	65,943

Dividends declared per common share	$0.025	$0.025	$0.05	$0.05

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$28,179	$21,351	$48,677	$36,315

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	(2,746)	(4,944)	61	(1,663)

Total other comprehensive income (loss) before taxes	(2,746)	(4,944)	61	(1,663)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	1,044	1,879	(22)	632

Other comprehensive income (loss)	(1,702)	(3,065)	39	(1,031)

Comprehensive income (loss)	$26,477	$18,286	$48,716	$35,284

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2012	December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$5,908	$1,913
Receivables, net	264,108	303,279
Inventories	1,033,044	863,133
Other current assets	20,601	12,404

Total current assets	1,323,661	1,180,729
Property and Equipment, net	561,374	552,037
Goodwill	464,136	468,465
Other Intangible Assets, net	75,499	76,276
Other Assets	45,329	62,122

Total Assets	$2,469,999	$2,339,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$503,153	$469,027
Notes payable - floor plan - non-trade	487,638	399,314
Trade accounts payable	98,389	86,902
Accrued interest	10,672	12,117
Other accrued liabilities	150,003	177,707
Current maturities of long-term debt	12,175	11,608

Total current liabilities	1,262,030	1,156,675
Long-Term Debt	525,395	536,011
Other Long-Term Liabilities	120,728	124,201
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 57,011,528 shares issued and 41,127,428 shares outstanding at June 30, 2012; 56,377,778 shares issued and 40,600,031 shares outstanding at December 31, 2011	570	564
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2012 and December 31, 2011	121	121
Paid-in capital	662,720	667,839
Retained earnings	170,391	124,383
Accumulated other comprehensive income (loss)	(21,451)	(21,490)
Treasury stock, at cost (15,884,100 Class A shares held at June 30, 2012 and 15,777,747 Class A shares held at December 31, 2011)	(250,505)	(248,675)

Total stockholders’ equity	561,846	522,742

Total Liabilities and Stockholders’ Equity	$2,469,999	$2,339,629

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

						Retained		Accumulated
	Class A		Class B			Earnings /		Other	Total
	Common Stock		Common Stock		Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2011	56,378	$564	12,029	$121	$667,839	$124,383	$(248,675)	$(21,490)	$522,742
Shares awarded under stock compensation plans	342	3	—	—	479	—	—	—	482
Purchases of treasury stock	—	—	—	—	—	—	(1,830)	—	(1,830)
Income tax benefit associated with stock compensation plans	—	—	—	—	1,573	—	—	—	1,573
Derecognition of equity component of 5.0% Convertible Notes (1), net of tax expense of $59	—	—	—	—	(9,755)	—	—	—	(9,755)
Fair value of interest rate swap agreements, net of tax expense of $22	—	—	—	—	—	—	—	39	39
Stock-based compensation expense	—	—	—	—	122	—	—	—	122
Restricted stock amortization	—	—	—	—	2,465	—	—	—	2,465
Other	292	3	—	—	(3)	—	—	—	—
Net income (loss)	—	—	—	—	—	48,677	—	—	48,677
Dividends ($0.05 per share)	—	—	—	—	—	(2,669)	—	—	(2,669)

BALANCE AT JUNE 30, 2012	57,012	$570	12,029	$121	$662,720	$170,391	$(250,505)	$(21,451)	$561,846

(1)	5.0% Convertible Senior Notes due 2029 which are redeemable by us and which may be put to us by the holders after October 1, 2014 under certain circumstances (the “5.0% Convertible Notes”). See Note 6, “Long-Term Debt,” for further discussion.

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six-Month Period Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,677	$36,315
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	22,542	19,724
Provision for bad debt expense	301	265
Other amortization	780	831
Debt issuance cost amortization	1,519	1,990
Debt discount amortization, net of premium amortization	2,441	2,575
Stock - based compensation expense	122	217
Amortization of restricted stock, net of forfeitures	2,465	1,405
Deferred income taxes	13,671	(616)
Equity interest in earnings of investees	(227)	(366)
Asset impairment charges	34	58
Loss (gain) on disposal of dealerships and property and equipment	(5,577)	135
Loss on exit of leased dealerships	1,450	4,417
(Gain) loss on retirement of debt	2,578	—
Non-cash adjustments - cash flow swaps	(105)	286
Changes in assets and liabilities that relate to operations:
Receivables	39,245	40,432
Inventories	(180,750)	41,589
Other assets	(7,269)	(5,047)
Notes payable - floor plan - trade	34,126	(40,590)
Trade accounts payable and other liabilities	(23,923)	18,808

Total adjustments	(96,577)	86,113

Net cash provided by (used in) operating activities	(47,900)	122,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(34,504)	(112,661)
Proceeds from sales of property and equipment	660	214
Proceeds from sale of dealerships	23,620	129
Distributions from equity investees	700	600

Net cash provided by (used in) investing activities	(9,524)	(111,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan - non-trade	88,324	(74,672)
Borrowings on revolving credit facilities	105,246	164,487
Repayments on revolving credit facilities	(105,246)	(164,487)
Proceeds from issuance of long-term debt	10,700	53,950
Principal payments on long-term debt	(5,162)	(4,212)
Repurchase of debt securities	(29,995)	—
Purchases of treasury stock	(1,830)	(3,902)
Income tax benefit (expense) associated with stock compensation plans	1,573	663
Issuance of shares under stock compensation plans	482	336
Dividends paid	(2,673)	(2,644)

Net cash provided by (used in) financing activities	61,419	(30,481)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,995	(19,771)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,913	21,842

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,908	$2,071

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $22 and tax benefit of $632 in the six-month periods ended June 30, 2012 and 2011, respectively)	$39	$(1,031)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, including amount capitalized	$40,408	$44,791
Income taxes	$24,755	$6,874

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements for the second quarter and six-month periods ended June 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). All material intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2011, which were included in Sonic’s Annual Report on Form 10-K and updated in Sonic’s Current Report on Form 8-K furnished to the SEC pursuant to Items 2.02 and 9.01 on June 25, 2012.

Reclassifications – The Unaudited Condensed Consolidated Statements of Income for the second quarter and six-month periods ended June 30, 2011 reflect the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional dealerships sold or terminated subsequent to June 30, 2011.

Recent Accounting Pronouncements – In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard did not have a material effect on Sonic’s consolidated financial statements or disclosures.

Lease Exit Accruals – Lease exit accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

A summary of the activity of these lease exit accruals consists of the following:

(In thousands)

Balance, December 31, 2011	$39,118
Lease exit expense (1)	1,450
Payments (2)	(4,331)
Lease buyout (3)	(1,657)

Balance, June 30, 2012	$34,580

(1)	Approximately $0.2 million is recorded in interest expense, other, net, approximately $0.1 million is recorded in selling, general and administrative expenses and approximately $1.2 million is recorded to income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.
(2)	Amount is recorded as reduction of rent expense in selling, general and administrative expenses, with approximately $0.8 million in continuing operations and $3.5 million as a reduction to income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.
(3)	Amount represents write-off of accrual related to an early lease buyout agreement which was completed and paid, relieving Sonic of any future lease obligation.

Income Tax Expense – The overall effective tax rate from continuing operations was 27.9% and 33.2% for the second quarter and six-month periods ended June 30, 2012, respectively, and 37.3% and 38.4% for the second quarter and six-month periods ended June 30, 2011, respectively. The effective rates for the second quarter and six-month periods ended June 30, 2012 were lower than the same prior year periods primarily due to a $3.6 million tax benefit for the second quarter ended June 30, 2012 related to the settlement of a state tax examination.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations

Dispositions – The operating results of disposed dealerships are included in the income (loss) from discontinued operations in Sonic’s Unaudited Condensed Consolidated Statements of Income. During the six-month period ended June 30, 2012, Sonic disposed of five dealerships, which generated cash from disposition of approximately $23.6 million on the disposal of approximately $8.0 million of net assets. At June 30, 2012, there were no dealerships held for sale.

Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Income (loss) from operations	$(189)	$260	$(1,000)	$852
Gain (loss) on disposal	(367)	(180)	5,292	(222)
Lease exit accrual adjustments and charges	1,901	(1,077)	(1,243)	(2,722)

Pre-tax income (loss)	$1,345	$(997)	$3,049	$(2,092)

Total revenues	$—	$22,227	$10,267	$43,287

Lease exit charges recorded for the second quarter and six-month periods ended June 30, 2012 and 2011 relate to interest charges, the revision of estimates on previously established lease exit accruals and the reversal of a lease exit accrual related to a property which was returned to operating use. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

3. Inventories

Inventories consist of the following:

(In thousands)	June 30, 2012	December 31, 2011

New vehicles	$708,689	$569,573
Used vehicles	203,177	178,568
Parts and accessories	53,397	54,042
Other	67,781	60,950

Inventories	$1,033,044	$863,133

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	June 30, 2012	December 31, 2011

Land	$134,407	$131,865
Building and improvements	455,973	455,650
Office equipment and fixtures	108,044	92,920
Parts and service equipment	62,136	61,561
Company vehicles	8,183	8,391
Construction in progress	25,026	16,191

Total, at cost	793,769	766,578
Less accumulated depreciation	(232,395)	(214,541)

Property and equipment, net	$561,374	$552,037

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter and six-month periods ended June 30, 2012, capital expenditures were approximately $22.5 million and $34.5 million, respectively, and were primarily related to construction of new dealerships, building improvements and equipment purchased for use in Sonic’s dealerships.

5. Goodwill and Intangible Assets

(In thousands)	Franchise Agreements	Gross Goodwill	Accumulated Impairment	Net Goodwill

Balance, December 31, 2011	$64,835	$1,265,190	$(796,725)	$468,465

Reductions from dispositions	—	(6,107)	1,778	(4,329)

Balance, June 30, 2012	$64,835	$1,259,083	$(794,947)	$464,136

At December 31, 2011, Sonic had approximately $11.4 million of definite life intangibles recorded related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at June 30, 2012 was approximately $10.7 million and was included in other intangible assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets.

6. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	June 30, 2012	December 31, 2011

2011 Revolving Credit Facility (1)	$—	$—
9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”)	210,000	210,000
5.0% Convertible Senior Notes due 2029, redeemable in 2014 (the “5.0% Convertible Notes”) (2)	134,905	155,055
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	11,932	13,223
Mortgage notes to finance companies-fixed rate, bearing interest from 4.29% to 7.03%	125,228	116,584
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	63,930	65,640
Net debt discount and premium (3)	(14,015)	(18,635)
Other	5,590	5,752

Total debt	$537,570	$547,619
Less current maturities	(12,175)	(11,608)

Long-term debt	$525,395	$536,011

(1)	The interest rate on the revolving credit facility was 2.0% above LIBOR at June 30, 2012 and 2.25% above LIBOR at December 31, 2011.
(2)	See the heading “5.0% Senior Convertible Notes” below for discussion of the terms under which these notes may be redeemed in 2014.
(3)	June 30, 2012 includes $1.2 million discount associated with the 9.0% Notes, $13.0 million discount associated with the 5.0% Convertible Notes, $1.0 million premium associated with notes payable to a finance company and $0.8 million discount associated with mortgage notes payable. December 31, 2011 includes $1.2 million discount associated with the 9.0% Notes, $17.7 million discount associated with the 5.0% Convertible Notes, $1.2 million premium associated with notes payable to a finance company and $0.9 million discount associated with mortgage notes payable.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on balances as of June 30, 2012, the 2011 Revolving Borrowing Base was approximately $175.0 million and Sonic had approximately $39.2 million in outstanding letters of credit resulting in total borrowing availability of approximately $135.8 million under the 2011 Revolving Credit Facility.

Covenants

Sonic was in compliance with the covenants under the 2011 Credit Facilities as of June 30, 2012. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

	Covenant
	Consolidated Liquidity Ratio		Consolidated Fixed Charge Coverage Ratio		Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	≥	1.05	≥	1.20	≤	5.50

June 30, 2012 actual		1.16		1.56		3.88

The 2011 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2011 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. At June 30, 2012, the ratio was 2.94 to 1.00.

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

The Indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of June 30, 2012.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.0% Convertible Senior Notes

During the second quarter ended June 30, 2012, Sonic repurchased approximately $20.2 million in aggregate principal amount of its 5.0% Convertible Notes, which resulted in a loss of approximately $2.6 million recorded in other income (expense), net, in the accompanying Unaudited Condensed Consolidated Statements of Income.

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

Holders of the 5.0% Convertible Notes may convert their notes at their option prior to the close of business on the business day immediately preceding July 1, 2029 only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2009, if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “Measurement Period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each day of that Measurement Period was less than 98% of the product of the last reported sale price of Sonic’s Class A common stock and the applicable conversion rate on each such day; (3) if Sonic calls any or all of the notes for redemption, at any time prior to the close of business on the third scheduled trading day prior to the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2029, to (and including) the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. As of June 30, 2012, the conversion rate was 75.3017 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $13.28 per share of Class A common stock. The conversion rate may be adjusted in the future as a result of any future declaration of dividends on Sonic’s Class A common stock. The 5% Convertible Notes were convertible at the option of the holder during the second quarter ended June 30, 2012, however, none of the 5% Convertible Notes were presented by the holder for conversion. As of the June 30, 2012 measurement date, the 5% Convertible Notes did not meet any of the criteria for conversion.

To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of approximately $31.0 million and a corresponding amount (net of taxes of approximately $12.8 million) to equity, based on an estimated non-convertible borrowing rate of 10.5%. The debt discount is being amortized to interest expense through October 2014, the earliest redemption date. The unamortized debt discount was approximately $13.0 million and $17.7 million at June 30, 2012 and December 31, 2011, respectively.

Sonic incurred interest expense related to the 5.0% Convertible Notes of approximately $1.7 million and $3.7 million for the second quarter and six-month periods ended June 30, 2012, respectively, and $2.1 million and $4.3 million for the second quarter and six-month periods ended June 30, 2011, respectively, recorded to interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount and deferred loan costs on the 5.0% Convertible Notes of approximately $1.4 million and $3.0 million for the second quarter and six-month periods ended June 30, 2012, respectively, and $1.7 million and $3.4 million for the second quarter and six-month periods ended June 30, 2011, respectively, recorded to interest expense, non-cash, convertible debt in the accompanying Unaudited Condensed Consolidated Statements of Income.

See Note 10, “Subsequent Events,” for discussion of Sonic’s pending offer to repurchase all of its 5.0% Convertible Notes.

Mortgage Notes

Sonic has mortgage financing totaling approximately $189.2 million in aggregate, related to 20 of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and March 2031. The weighted average interest rate was 4.67% at June 30, 2012.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at June 30, 2012 was a liability of approximately $37.5 million, with $25.0 million included in other accrued liabilities and $12.5 million included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$3.3		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$10.3		4.655%	one-month LIBOR	December 10, 2017
$8.2	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.3		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
$6.9	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0	(3)	2.767%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.240%	one-month LIBOR	July 1, 2015
$50.0	(3)	2.610%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.070%	one-month LIBOR	July 1, 2015
$100.0	(4)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(4)	2.015%	one-month LIBOR	June 30, 2017

(1)	The one-month LIBOR rate was 0.243% at June 30, 2012.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 2, 2012.
(4)	The effective date of these forward-starting swaps is July 1, 2015.

During the six-month period ended June 30, 2012, Sonic entered into two $100.0 million notional forward-starting interest rate cash flow swap agreements that become effective in July 2015 and terminate in June 2017. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income.

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

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $2.5 million and $6.9 million for the second quarter and six-month periods ended June 30, 2012, respectively and $4.4 million and $8.8 million for the second quarter and six-month periods ended June 30, 2011, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $7.7 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants and the 5.0% Convertible Notes. Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the second quarter and six-month periods ended June 30, 2012 and 2011:

	Second Quarter Ended June 30, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,593	$27,533		$646		$28,179
Effect of participating securities:
Non-vested restricted stock and stock units		(429)		—		(429)

Basic earnings (loss) and shares	52,593	$27,104	$0.52	$646	$0.01	$27,750	$0.53
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	10,535	1,889		—		1,889
Stock compensation plans	378

Diluted earnings (loss) and shares	63,506	$28,993	$0.46	$646	$0.01	$29,639	$0.47

	Second Quarter Ended June 30, 2011
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,461	$22,994		$(1,643)		$21,351
Effect of participating securities:
Non-vested restricted stock and stock units		(302)		—		(302)

Basic earnings (loss) and shares	52,461	$22,692	$0.43	$(1,643)	$(0.03)	$21,049	$0.40
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	12,890	2,280		14		2,294
Stock compensation plans	585

Diluted earnings (loss) and shares	65,936	$24,972	$0.38	$(1,629)	$(0.03)	$23,343	$0.35

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,409	$47,001		$1,676		$48,677
Effect of participating securities:
Non-vested restricted stock and stock units		(729)		—		(729)

Basic earnings (loss) and shares	52,409	$46,272	$0.88	$1,676	$0.03	$47,948	$0.91
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	11,106	4,056		5		4,061
Stock compensation plans	448

Diluted earnings (loss) and shares	63,963	$50,328	$0.79	$1,681	$0.02	$52,009	$0.81

	Six Months Ended June 30, 2011
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,438	$38,679		$(2,364)		$36,315
Effect of participating securities:
Non-vested restricted stock and stock units		(508)		—		(508)

Basic earnings (loss) and shares	52,438	$38,171	$0.73	$(2,364)	$(0.05)	$35,807	$0.68
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	12,890	4,576		28		4,604
Stock compensation plans	615

Diluted earnings (loss) and shares	65,943	$42,747	$0.65	$(2,336)	$(0.04)	$40,411	$0.61

In addition to the stock options included in the table above, options to purchase approximately 1.6 million shares and 2.2 million shares of Class A common stock were outstanding at June 30, 2012 and June 30, 2011, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting Sonic’s Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force. At a mediation held January 16, 2012, Sonic reached an agreement with the Claimants to settle this ongoing dispute in its entirety. Sonic and the Claimants subsequently entered into a definitive settlement agreement, the terms of which received preliminary approval by a North Carolina state court in May 2012. This settlement remains subject to final court approval. In the event that final court approval is received, this settlement would not have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at both June 30, 2012 and December 31, 2011 was approximately $7.3 million in reserves that Sonic has provided for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

associated with these general indemnifications was approximately $9.8 million and $3.1 million at June 30, 2012 and December 31, 2011, respectively. These indemnifications expire within a period of 12 to 24 months following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2012. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was $4.5 million at both June 30, 2012 and December 31, 2011.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets or liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 are as follows:

	Fair Value at June 30, 2012
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash flow swaps designated as hedges (1)	$33.8	$—	$33.8	$—
Cash flow swaps not designated as hedges (2)	3.7	—	3.7	—
Deferred compensation plan (3)	13.0	—	13.0	—

Total	$50.5	$—	$50.5	$—

(1)	Approximately $22.4 million and $11.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(2)	Approximately $2.6 million and $1.1 million are included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(3)	Included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Assets or liabilities measured at fair value on a non-recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 are as follows:

(In millions)	Balance as of June 30, 2012	Significant Unobservable Inputs (Level 3) as of June 30, 2012	Total Gains / (Losses) for the Six Months Ended June 30, 2012

Long-lived assets held and used	$561.4	$561.4	$—

Goodwill	464.1	464.1	—

Franchise assets	64.8	64.8	—

As of June 30, 2012 and December 31, 2011, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	June 30, 2012		December 31, 2011
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value

9.0% Notes (1)	$226,800	$208,844	$221,025	$208,769

5.0% Convertible Notes (1)	$171,869	$121,906	$205,448	$137,333

Mortgage Notes (2)	$112,204	$125,228	$119,310	$116,584

Assumed Notes (2)	$11,960	$12,885	$13,260	$14,438

Other (2)	$5,063	$5,450	$5,150	$5,555

(1)	As determined by market quotations as of June 30, 2012 and December 31, 2011, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Subsequent Events

Issuance of 7.0% Senior Subordinated Notes due 2022

On July 2, 2012, Sonic issued $200.0 million in aggregate principal amount of 7.0% Senior Subordinated Notes which mature on July 15, 2022 (the “7.0% Notes”). The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof (the “Issue Price”), resulting in a yield to maturity of 7.125%. Sonic will use the net proceeds from the 7.0% Notes to repurchase some or all of its outstanding 5.0% Convertible Notes pursuant to an exchange offer (see the heading “Exchange Offer for 5.0% Convertible Notes” below for further discussion) for shares of its Class A common stock plus cash, including any associated tender premium, and to pay related fees and expenses. Any remaining amount will be used for general corporate purposes, including repurchases of shares of Sonic’s Class A common stock. The 7.0% Notes are unsecured senior subordinated obligations of Sonic and are guaranteed by Sonic’s domestic operating subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013.

The net proceeds from the issuance of the 7.0% Notes were deposited into an escrow account where they will remain until Sonic has accepted for exchange at least $80.0 million aggregate principal amount of the 5.0% Convertible Notes pursuant to the exchange offer for the 5.0% Convertible Notes or until the earlier of the termination of the exchange offer or October 23, 2012. In the event that at least $80.0 million aggregate principal amount of the 5.0% Convertible Notes are not accepted for exchange in the exchange offer by October 23, 2012, the 7.0% Notes will be subject to a special mandatory redemption. The terms of the special mandatory redemption require that Sonic redeem the 7.0% Notes in full at 100% of the Issue Price plus accrued but unpaid interest from the issue date up to, but excluding, the date of special mandatory redemption.

Sonic may redeem the 7.0% Notes in whole or in part at any time after July 15, 2017 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on July 15, 2017	103.500%
Beginning on July 15, 2018	102.333%
Beginning on July 15, 2019	101.167%
Beginning on July 15, 2020 and thereafter	100.000%

In addition, on or before July 15, 2015, Sonic may redeem up to 35% of the aggregate principal amount of the 7.0% Notes at 107% of the par value of the 7.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. The indenture also provides that holders of the 7.0% Notes may require Sonic to repurchase the 7.0% Notes at 101% of the par value of the 7.0% Notes, plus accrued and unpaid interest if Sonic undergoes a “change of control” as defined in the indenture.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 7.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 7.0% Notes.

Balances outstanding under Sonic’s 7.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor.

Sonic’s obligations under the 7.0% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 7.0% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due; (2) defaults in the performance, or breach, of Sonic’s covenants under the 7.0% Notes; and (3) certain defaults under other agreements under which Sonic or its subsidiaries have outstanding indebtedness in excess of $35.0 million.

Exchange Offer for 5.0% Convertible Notes

On June 25, 2012, Sonic commenced an offer to exchange newly issued shares of Class A common stock and cash for all of its outstanding 5.0% Convertible Notes as described in Sonic’s Registration Statement on Form S-4 (Reg. No. 333-182307). The offer consideration for the exchange of the 5.0% Convertible Notes will consist of a fixed cash payment of $1,000 per $1,000 principal amount of the 5.0% Convertible Notes accepted by Sonic for exchange in the exchange offer plus a number of shares of Sonic’s Class A common stock to be determined based on a volume weighted average pricing (“VWAP”) formula described in Sonic’s Registration Statement on Form S-4 (Reg. No. 333-182307). Holders of the 5.0% Convertible Notes whose notes are accepted for exchange will be entitled to a cash payment for accrued and unpaid interest up to, but excluding, the settlement date. In no event will the total value of the offer consideration be less than $1,000 or more than $1,631 per $1,000 principal amount of the 5.0% Convertible Notes accepted for exchange in the exchange offer, plus accrued and unpaid interest. Cash will be paid in lieu of fractional shares based on the VWAP. The exchange offer expires at 12:00 midnight New York City time at the end of July 27, 2012, unless Sonic chooses to extend or terminate the exchange offer, subject to certain conditions.

Additional Stock Repurchase Authorization

Subsequent to June 30, 2012, Sonic’s Board of Directors authorized an additional $100.0 million to be used in the repurchase program to acquire shares of Sonic’s Class A common stock.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated in Sonic’s Current Report on Form 8-K furnished to the SEC pursuant to Items 2.02 and 9.01 on June 25, 2012.

Overview

We are one of the largest automotive retailers in the United States. As of June 30, 2012, we operated 116 dealerships in 15 states (representing 25 different brands of cars and light trucks) and 24 collision repair centers. For management and operational reporting purposes, we group certain dealerships together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2012, we operated 106 stores. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following is a detail of our new vehicle revenues by brand for the second quarter and six-month periods ended June 30, 2012 and 2011:

	Percentage of New Vehicle Revenue
	Second Quarter Ended June 30,		Six Months Ended June 30,
Brand	2012	2011	2012	2011

Luxury
BMW	17.0%	18.7%	16.7%	17.7%
Mercedes	8.2%	8.0%	8.2%	8.1%
Lexus	4.7%	3.4%	4.5%	4.3%
Cadillac	4.1%	4.5%	4.4%	5.0%
Audi	3.8%	3.4%	3.9%	3.3%
Mini	2.9%	3.6%	2.8%	3.4%
Land Rover	2.0%	2.1%	2.2%	2.1%
Porsche	1.8%	1.7%	1.7%	1.7%
Volvo	1.2%	1.3%	1.1%	1.3%
Infiniti	1.1%	1.1%	1.0%	1.2%
Acura	0.9%	0.9%	0.8%	0.9%
Jaguar	0.7%	0.9%	0.8%	0.9%
Other Luxury (2)	0.0%	0.1%	0.0%	0.0%

Total Luxury	48.4%	49.7%	48.1%	49.9%
Mid-line Import
Honda	16.7%	14.3%	16.4%	14.5%
Toyota	11.5%	9.3%	11.2%	10.0%
Volkswagen	3.1%	3.2%	3.1%	2.9%
Hyundai	2.2%	2.7%	2.3%	2.4%
Other (3)	1.8%	1.7%	2.1%	1.5%
Nissan	0.8%	1.3%	0.8%	1.2%

Total Mid-line Import	36.1%	32.5%	35.9%	32.5%
Domestic
General Motors (4)	7.8%	8.8%	8.0%	8.4%
Ford	7.4%	8.7%	7.6%	8.9%
Chrysler (5)	0.3%	0.3%	0.4%	0.3%

Total Domestic	15.5%	17.8%	16.0%	17.6%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior period income statement data reflects reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to June 30, 2011 that had not been previously included in discontinued operations or (ii) include franchises previously held for sale that subsequently were reclassified to held and used. See Note 1 and Note 2 to our accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Smart and Saab.
(3)	Includes Kia, Scion and Subaru.
(4)	Includes Buick, Chevrolet and GMC.
(5)	Includes Chrysler, Dodge and Jeep.

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

	Second Quarter Ended June 30,			Six Months Ended June 30,
(in millions of vehicles)	2012	2011	% Change	2012	2011	% Change
SAAR	14.1	12.1	16.5%	14.3	12.5	14.4%

Source: Bloomberg Financial Markets, via Stephens Inc.

Our reported new vehicle (including fleet) results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$1,221,297	$1,025,277	$196,020		19.1%
Gross profit	$71,351	$67,845	$3,506		5.2%
Unit sales	36,026	30,276	5,750		19.0%
Revenue per unit	$33,900	$33,864	$36		0.1%
Gross profit per unit	$1,981	$2,241	$(260)		(11.6%)
Gross profit as a % of revenue	5.8%	6.6%	(80	) bps

	Six Months Ended June 30,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$2,285,750	$1,997,770	$287,980		14.4%
Gross profit	$136,171	$127,342	$8,829		6.9%
Unit sales	67,416	59,467	7,949		13.4%
Revenue per unit	$33,905	$33,595	$310		0.9%
Gross profit per unit	$2,020	$2,141	$(121)		(5.7%)
Gross profit as a % of revenue	6.0%	6.4%	(40	) bps

The increase in new vehicle revenues for the second quarter and six-month periods ended June 30, 2012 was primarily driven by an increase of 19.0% and 13.4%, respectively, in our new unit sales volume compared to the prior year periods. The industry new unit sales volume increased 16.5% and 14.4% during the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods. Excluding fleet volume, our retail new vehicle volume growth increased 22.3% and 16.9% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods. Our new unit volume increase for the second quarter and six-month periods ended June 30, 2012 was led by our Honda, Toyota, Lexus and Mercedes dealerships, which combined accounted for 86.1% and 78.4%, respectively, of the year-over-year increase. For the second quarter ended June 30, 2012, the majority of our brands outperformed their local market peer group for their respective brand compared to the prior year period. Total gross profit dollars were up 5.2% and 6.9% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Our luxury dealerships (which include Cadillac) experienced a 15.9% and 10.8% increase in new vehicle revenue for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods, primarily due to a 14.0% and 8.4% increase in our new unit volume for the second quarter and six-month periods ending June 30, 2012, respectively, and a 1.7% and 2.2% increase in average new vehicle selling price for the second quarter and six-month periods ended June 30, 2012, respectively. The increase in new unit sales volume was primarily driven by our Lexus and Mercedes dealerships. Total luxury gross profit dollars were up 8.5% and 7.7% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods.

Our mid-line import dealerships experienced a 33.0% and 25.4% increase in new vehicle revenue for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods. Our mid-line import new unit volume increased 33.1% and 23.5% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods. New vehicle inventory availability for our major Japanese brands (Honda, Toyota and Lexus) has recovered from the effects of inventory supply reductions caused by the impact of the earthquake, tsunami and severe flooding that occurred in Asia during 2011, which was a primary contributor to the sales volume increases in 2012 discussed above. Overall mid-line import new vehicle gross profit increased 2.9% and 11.3% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods.

Our domestic dealerships experienced a 2.8% and 4.1% increase in new vehicle revenue for the second quarter and six-month periods ended June 30, 2012, respectively, primarily due to increases in average new vehicle selling price compared to the prior year periods. New unit sales volume at our General Motors (excluding Cadillac) dealerships increased 0.6% and 5.3% for the second quarter and six-month periods ended June 30, 2012, respectively, while our Ford dealerships experienced a 7.1% and 7.8% decline in new unit sales volume for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods. Overall domestic new vehicle gross profit increased 3.2% and 2.1% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods.

Used Vehicles

Our reported used vehicle results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$550,040	$529,107	$20,933		4.0%
Gross profit	$36,727	$39,035	$(2,308)		(5.9%)
Unit sales	27,528	26,799	729		2.7%
Revenue per unit	$19,981	$19,744	$237		1.2%
Gross profit per unit	$1,334	$1,457	$(123)		(8.4%)
Gross profit as a % of revenue	6.7%	7.4%	(70	) bps

	Six Months Ended June 30,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$1,067,092	$1,003,662	$63,430		6.3%
Gross profit	$77,256	$76,608	$648		0.8%
Unit sales	54,075	51,694	2,381		4.6%
Revenue per unit	$19,734	$19,415	$319		1.6%
Gross profit per unit	$1,429	$1,482	$(53)		(3.6%)
Gross profit as a % of revenue	7.2%	7.6%	(40	) bps

For the second quarter and six-month periods ended June 30, 2012, our used vehicle unit volume increased 2.7% and 4.6%, respectively, compared to the prior year periods, primarily due to the continued implementation of our standardized used vehicle merchandising process. We believe this process allows us to purchase and price our used vehicles more competitively and market them more effectively than our competition, resulting in higher unit sales volume, overall revenue

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

and overall gross profit levels. Although we experienced declines in our gross profit per unit in the second quarter and six-month periods ended June 30, 2012, the incremental unit sales volume contributed to higher gross profit experienced in our F&I and Fixed Operations areas.

Wholesale Vehicles

Our reported wholesale results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$43,984	$41,136	$2,848		6.9%
Gross profit (loss)	$(1,434)	$(1,864)	$430		23.1%
Unit sales	7,939	6,310	1,629		25.8%
Revenue per unit	$5,540	$6,519	$(979)		(15.0%)
Gross profit (loss) per unit	$(181)	$(295)	$114		38.6%
Gross profit (loss) as a % of revenue	(3.3%)	(4.5%)	120	bps

	Six Months Ended June 30,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)

Revenue	$89,325	$76,182	$13,143		17.3%
Gross profit (loss)	$(1,219)	$(2,309)	$1,090		47.2%
Unit sales	15,465	11,893	3,572		30.0%
Revenue per unit	$5,776	$6,406	$(630)		(9.8%)
Gross profit (loss) per unit	$(79)	$(194)	$115		59.3%
Gross profit (loss) as a % of revenue	(1.4%)	(3.0%)	160	bps

During the second quarter and six-month periods ended June 30, 2012, we experienced increases in wholesale revenue and wholesale unit sales, compared to the prior year periods. Wholesale gross loss improved significantly as a result

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

of the increased unit sales and a decrease in gross loss per unit during the second quarter and six-month periods ended June 30, 2012. The improvements in gross profit and gross loss per unit occurred despite decreases in revenue per unit, primarily due to the mix of wholesale vehicles sold.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Parts, Service and Collision Repair (“Fixed Operations”)

Our reported Fixed Operations results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands)
Revenue
Parts	$160,690	$154,982	$5,708		3.7%
Service	130,758	126,850	3,908		3.1%
Collision repair	13,122	13,262	(140)		(1.1%)

Total	$304,570	$295,094	$9,476		3.2%

Gross profit
Parts	$51,665	$51,555	$110		0.2%
Service	89,897	87,063	2,834		3.3%
Collision repair	7,228	6,931	297		4.3%

Total	$148,790	$145,549	$3,241		2.2%

Gross profit as a % of revenue
Parts	32.2%	33.3%	(110	) bps
Service	68.8%	68.6%	20	bps
Collision repair	55.1%	52.3%	280	bps

Total	48.9%	49.3%	(40	) bps

	Six Months Ended June 30,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands)
Revenue
Parts	$320,860	$307,175	$13,685		4.5%
Service	259,665	250,382	9,283		3.7%
Collision repair	25,793	24,638	1,155		4.7%

Total	$606,318	$582,195	$24,123		4.1%

Gross profit
Parts	$102,521	$101,183	$1,338		1.3%
Service	179,083	172,592	6,491		3.8%
Collision repair	14,242	13,286	956		7.2%

Total	$295,846	$287,061	$8,785		3.1%

Gross profit as a % of revenue
Parts	32.0%	32.9%	(90	) bps
Service	69.0%	68.9%	10	bps
Collision repair	55.2%	53.9%	130	bps

Total	48.8%	49.3%	(50	) bps

Overall Fixed Operations customer pay revenue increased 3.9% and 6.0% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods. Wholesale parts revenue increased 8.1% and 10.4% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods. Overall used vehicle reconditioning revenue increased 7.7% and 6.4% for the second quarter and six-month periods ended June 30, 2012, compared to the prior year periods. Warranty revenue decreased 7.9% and 10.3% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods, primarily due to higher levels of recall activity in the prior year periods. Fixed Operations customer pay revenue at our domestic, mid-line import and luxury branded dealerships decreased 3.8%, increased 0.2% and increased 6.3%, respectively, for the second quarter ended June 30, 2012, compared to the prior year period. Fixed Operations customer pay revenue remained flat at our domestic branded dealerships and increased at our mid-line import and luxury branded dealerships 2.8% and 8.5%, respectively, for the six-month period ended June 30, 2012, compared to the prior year period.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

For the second quarter and six-month periods ended June 30, 2012, the increase in Fixed Operations revenue contributed approximately $4.6 million and $11.8 million, respectively, in gross profit increase. Higher gross profit as a result of higher revenue was partially offset by a $1.4 million and $3.0 million decrease in gross profit due to a 40 basis point and 50 basis point decline in the gross margin rate for the second quarter and six-month periods ended June 30, 2012, respectively, caused primarily by a shift in the sales mix compared to the prior year periods.

As of June 30, 2012, we operated 24 collision repair centers. Collision repair revenues decreased 1.1% and increased 4.7% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods. Collision repair gross profit improved 4.3% and 7.2% for the second quarter and six-month periods ended June 30, 2012, respectively, due to improvements in the gross margin rate as a result of a mix shift away from lower margin sublet work.

Finance, Insurance and Other (“F&I”)

Our reported F&I results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except per unit data)

Revenue	$65,338	$55,369	$9,969	18.0%
Gross profit per retail unit (excludes fleet)	$1,055	$1,008	$47	4.7%

	Six Months Ended June 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except per unit data)

Revenue	$124,587	$104,471	$20,116	19.3%
Gross profit per retail unit (excludes fleet)	$1,054	$981	$73	7.4%

F&I revenue increased during the second quarter and six-month periods ended June 30, 2012, compared to the prior year periods, primarily due to increases in total new and used retail (excluding fleet) unit volume of 7,000 units, or 12.7%, and 11,634 units, or 10.9%, respectively. F&I gross profit per retail unit improved 4.7% and 7.4% in the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods, primarily due to improved penetration and pricing. Finance contract gross revenue improved 14.6% and 16.8% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods, primarily due to a 15.2% and a 14.1% increase in unit volume and an increase in the finance contract penetration rate of 150 and 190 basis points for the second quarter and six-month periods ending June 30, 2012, respectively. Compared to the second quarter and six-month periods ended June 30, 2011, combined service and aftermarket contract revenue increased 21.3% and 21.4% in the second quarter and six-month periods ended June 30, 2012, respectively, and total service and aftermarket contract volume increased 22.9% and 22.1% for the second quarter and six-month periods ended June 30, 2012, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Following is information related to our SG&A expenses:

	Second Quarter Ended June 30,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands)

Compensation	$148,569	$137,888	$(10,681)		(7.7%)
Advertising	13,684	13,425	(259)		(1.9%)
Rent and rent related	28,516	32,664	4,148		12.7%
Other	58,756	53,115	(5,641)		(10.6%)

Total	$249,525	$237,092	$(12,433)		(5.2%)

SG&A as a % of gross profit
Compensation	46.3%	45.1%	(120	) bps
Advertising	4.3%	4.4%	10	bps
Rent and rent related	8.9%	10.7%	180	bps
Other	18.3%	17.3%	(100	) bps

Total	77.8%	77.5%	(30	) bps

	Six Months Ended June 30,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands)

Compensation	$296,102	$272,689	$(23,413)		(8.6%)
Advertising	26,727	26,865	138		0.5%
Rent and rent related	57,209	62,455	5,246		8.4%
Other	116,967	104,100	(12,867)		(12.4%)

Total	$497,005	$466,109	$(30,896)		(6.6%)

SG&A as a % of gross profit
Compensation	46.8%	46.0%	(80	) bps
Advertising	4.2%	4.5%	30	bps
Rent and rent related	9.0%	10.5%	150	bps
Other	18.6%	17.6%	(100	) bps

Total	78.6%	78.6%	0	bps

Overall SG&A expense dollars increased in the second quarter and six-month periods ended June 30, 2012, compared to the prior year periods, due to increases in revenue and gross profit driving higher compensation costs and other SG&A expenses. These increases also resulted in an increase of 30 basis points in overall SG&A expense as a percentage of gross profit during the second quarter ended June 30, 2012 compared to the prior year period. During the six-month period ended June 30, 2012, overall SG&A expense as a percentage of gross profit remained flat.

Compensation costs as a percentage of gross profit increased 120 and 80 basis points for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods, primarily due to increases in sales compensation expense and payroll taxes, driven by higher gross profit levels in the second quarter and six-month periods ended June 30, 2012.

Compared to the second quarter and six-month periods ended June 30, 2011, total advertising expense in the second quarter and six-month periods ended June 30, 2012 decreased as a percentage of gross profit as a result of changes in manufacturer advertising programs and higher gross profit levels in the second quarter and six-month periods ended June 30, 2012.

For the second quarter and six-month periods ended June 30, 2012, rent and rent related expenses decreased as a percentage of gross profit compared to the prior year periods, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Other SG&A expenses increased in the second quarter and six-month periods ended June 30, 2012, compared to the prior year periods, primarily due to customer related costs as a result of the higher sales activity, IT spending, legal expenses and training costs.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $1.7 million, or 17.4%, and $2.9 million, or 14.6%, for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods. These increases are primarily related to completed construction projects that were placed in service subsequent to June 30, 2011.

Interest Expense, Floor Plan

Total continuing operations interest expense, floor plan, for new and used vehicles increased approximately $0.1 million, or 2.8%, and decreased approximately $0.8 million, or 7.3%, for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods.

Interest expense, floor plan, for new vehicles incurred by continuing operations was flat for the second quarter ended June 30, 2012, and decreased approximately $0.9 million, or 9.7%, for the six-month period ended June 30, 2012, compared to the prior year periods. The average new vehicle floor plan interest rate incurred by these dealerships was 2.04% and 2.24% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to 2.44% and 2.51% for the second quarter and six-month periods ended June 30, 2011, respectively.

Interest expense, floor plan, for used vehicles incurred by continuing operations increased approximately $0.1 million, or 21.3%, and $0.1 million, or 12.1%, for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the prior year periods. The average used vehicle floor plan interest rate incurred by these dealerships was 2.64% and 2.63% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to 2.49% and 2.94% for the second quarter and six-month periods ended June 30, 2011, respectively.

Interest Expense, Other, Net

Interest expense, other, net, was approximately $12.7 million and $27.8 million in the second quarter and six-month periods ended June 30, 2012, respectively, compared to $15.3 million and $30.7 million in the second quarter and six-month periods ended June 30, 2011, respectively. Changes in interest expense, other, net, are summarized in the schedule below:

(In millions)	Increase (Decrease) in Interest Expense for the Second Quarter Ended June 30, 2012	Increase (Decrease) in Interest Expense for the Six Months Ended June 30, 2012

Debt balances
Change in debt balances	$(1.4)	$(2.3)

Other factors
Change in capitalized interest	0.7	1.3
Change in cash flow swap interest	(1.9)	(1.9)
Change in interest allocated to discontinued operations	0.1	0.2
Change in deferred loan cost amortization	(0.1)	(0.3)
Change in other interest expense, net	—	0.1

Total	$(2.6)	$(2.9)

We have entered into various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate in order to reduce our exposure to market risks from fluctuations in interest rates. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $2.5 million and $6.9 million for the second quarter and six-month periods ended June 30, 2012, respectively and $4.4 million and $8.8 million for the second quarter and six-month periods ended June 30, 2011, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Other Income (Expense), Net

Other income (expense) net, increased approximately $2.6 million for each of the second quarter and six-month periods ended June 30, 2012 due to a loss on extinguishment of debt of approximately $2.6 million related to the retirement of approximately $20.2 million in aggregate principal amount of the 5.0% Convertible Notes in the second quarter ended June 30, 2012.

Income Taxes

The overall effective tax rate from continuing operations was 27.9% and 33.2% for the second quarter and six-month periods ended June 30, 2012, respectively, and 37.3% and 38.4% for the second quarter and six-month periods ended June 30, 2011, respectively. The effective rates for the second quarter and six-month periods ended June 30, 2012 were lower than the same prior year periods primarily due to a $3.6 million tax benefit for the second quarter ended June 30, 2012 related to the settlement of a state tax examination. We expect the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 40.0%.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Income (loss) from operations	$(189)	$260	$(1,000)	$852
Gain (loss) on disposal	(367)	(180)	5,292	(222)
Lease exit accrual adjustments and charges	1,901	(1,077)	(1,243)	(2,722)

Pre-tax income (loss)	$1,345	$(997)	$3,049	$(2,092)

Total revenues	$—	$22,227	$10,267	$43,287

Pre-tax income (loss) from discontinued operations improved for the second quarter and six-month periods ended June 30, 2012 compared to the prior year periods as a result of the disposition of five dealerships during the six-month period ended June 30, 2012, resulting in a gain on disposition of approximately $5.3 million. Lease exit charges recorded for the second quarters and six-month periods ended June 30, 2012 and 2011 relate to interest charges, the revision of estimates on previously established lease exit accruals and the reversal of a lease exit accrual related to a property which was returned to operating use. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

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

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) decreased to 2.03% and 2.23% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to the second quarter and six-month periods ended June 30, 2011, which had a weighted average rate of 2.44% and 2.50%, respectively. The weighted average interest rate for all of our used vehicle floor plan facilities (both continuing and discontinued operations) was 2.64% and 2.61% for the second quarter and six-month periods ended June 30, 2012, respectively, compared to 2.48% and 2.94% for the second quarter and six-month periods ended June 30, 2011.

Interest payments under each of our floor plan facilities are due monthly and, unless an event of default occurs, we are not required to make principal repayments prior to the sale of the floor plan financed vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of June 30, 2012 and expect to be in compliance with the covenants for the foreseeable future.

Long-Term Debt and Credit Facilities

On July 2, 2012, we issued $200.0 million in aggregate principal amount of 7.0% Senior Subordinated Notes which mature on July 15, 2022 (the “7.0% Notes”). The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof (the “Issue Price”), resulting in a yield to maturity of 7.125%. We will use the net proceeds from the 7.0% Notes to repurchase some or all of our outstanding 5.0% Convertible Notes pursuant to an exchange offer (see below for further discussion) for shares of our Class A common stock plus cash, including any associated tender premium, and to pay related fees and expenses. Any remaining amount will be used for general corporate purposes, including repurchases of shares of our Class A common stock. The 7.0% Notes are unsecured senior subordinated obligations of ours and are guaranteed by our domestic operating subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013.

The net proceeds from the issuance of the 7.0% Notes were deposited into an escrow account where they will remain until we have accepted for exchange at least $80.0 million aggregate principal amount of the 5.0% Convertible Notes pursuant to the exchange offer for the 5.0% Convertible Notes or until the earlier of the termination of the exchange offer or October 23, 2012. In the event that at least $80.0 million aggregate principal amount of the 5.0% Convertible Notes are not accepted for exchange in the exchange offer by October 23, 2012, the 7.0% Notes will be subject to a special mandatory redemption. The terms of the special mandatory redemption require that we redeem the 7.0% Notes in full at 100% of the Issue Price plus accrued but unpaid interest from the issue date up to, but excluding, the date of special mandatory redemption.

We may redeem the 7.0% Notes in whole or in part at any time after July 15, 2017 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on July 15, 2017	103.500%
Beginning on July 15, 2018	102.333%
Beginning on July 15, 2019	101.167%
Beginning on July 15, 2020 and thereafter	100.000%

In addition, on or before July 15, 2015, we may redeem up to 35% of the aggregate principal amount of the 7.0% Notes at 107% of the par value of the 7.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. The indenture also provides that holders of the 7.0% Notes may require us to repurchase the 7.0% Notes at 101% of the par value of the 7.0% Notes, plus accrued and unpaid interest if we undergo a “change of control” as defined in the indenture.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. We have agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. We also have agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing our 7.0% Notes limits our ability to pay quarterly cash dividends on our Class A and B common stock in excess of $0.10 per share. We may only pay quarterly cash dividends on our Class A and B common stock if we comply with the terms of the indenture governing the 7.0% Notes.

Balances outstanding under our 7.0% Notes are guaranteed by all of our operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor.

Our obligations under the 7.0% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 7.0% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due; (2) defaults in the performance, or breach, of our covenants under the 7.0% Notes; and (3) certain defaults under other agreements under which we or our subsidiaries have outstanding indebtedness in excess of $35.0 million.

On June 25, 2012, we commenced an offer to exchange newly issued shares of Class A common stock and cash for all of our outstanding 5.0% Convertible Notes as described in our Registration Statement on Form S-4 (Reg. No. 333-182307). The offer consideration for the exchange of the 5.0% Convertible Notes will consist of a fixed cash payment of $1,000 per $1,000 principal amount of the 5.0% Convertible Notes we accept for exchange in the exchange offer plus a number of shares of our Class A common stock to be determined based on a volume weighted average pricing (“VWAP”) formula described in our Registration Statement on Form S-4 (Reg. No. 333-182307). Holders of the 5.0% Convertible Notes whose notes are accepted for exchange will be entitled to a cash payment for accrued and unpaid interest up to, but excluding, the settlement date. In no event will the total value of the offer consideration be less than $1,000 or more than $1,631 per $1,000 principal amount of the 5.0% Convertible Notes accepted for exchange in the exchange offer, plus accrued and unpaid interest. Cash will be paid in lieu of fractional shares based on the VWAP. The exchange offer expires at 12:00 midnight New York City time at the end of July 27, 2012, unless we choose to extend or terminate the exchange offer, subject to certain conditions.

See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for further discussion of our long-term debt and credit facilities and compliance with debt covenants.

Dealership Dispositions

During the six-month period ended June 30, 2012, we disposed of five dealerships. These dispositions generated cash of approximately $23.6 million.

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

Capital expenditures for the second quarter and six-month periods ended June 30, 2012 were approximately $22.5 million and $34.5 million ($23.8 million, net of mortgage funding of $10.7 million), respectively. As of June 30, 2012, contractual commitments to contractors for facility construction projects totaled approximately $39.1 million.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. During the second quarter and six-month periods ended June 30, 2012, we repurchased approximately 3,000 shares of our Class A common stock in connection with tax withholdings on the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

vesting of restricted stock awards. As of June 30, 2012, our remaining repurchase authorization was approximately $30.7 million. Subsequent to June 30, 2012, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock for a total of $130.7 million currently available for this purpose. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2011 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

During the second quarter ended June 30, 2012, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of June 15, 2012 to be paid on July 15, 2012. Subsequent to June 30, 2012, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for stockholders of record on September 14, 2012 to be paid on October 15, 2012. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 9.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

For the six-month period ended June 30, 2012, net cash used in operating activities was approximately $47.9 million. This use of cash was comprised primarily of purchases of inventories, partially offset by cash inflows related to operating profits, decreases in receivables and an increase in notes payable – floor plan – trade. Net cash used in investing activities for the six-month period ended June 30, 2012 was approximately $9.5 million. This use of cash was primarily comprised of purchases of land, property and equipment partially offset by proceeds from the sale of dealerships. Net cash provided by financing activities for the six-month period ended June 30, 2012 was approximately $61.4 million. This provision of cash was primarily related to an increase in notes payable – floor plan – non-trade and mortgage loan proceeds partially offset by repurchases of debt securities.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash provided by combined trade and non-trade floor plan financing was approximately $122.5 million for the six-month period ended June 30, 2012, and net cash used was approximately $115.3 million for the six-month period ended June 30, 2011. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $40.4 million and $47.8 million for the six-month periods ended June 30, 2012 and 2011, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” to the accompanying Unaudited Condensed Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated in our Current Report on Form 8-K furnished to the SEC pursuant to Items 2.02 and 9.01 on June 25, 2012.

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

Off-Balance Sheet Arrangements

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated in our Current Report on Form 8-K furnished to the SEC pursuant to Items 2.02 and 9.01 on June 25, 2012.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $939.3 million at June 30, 2012. After considering the effect of our interest rate swaps, a change of 100 basis points in the underlying interest rate would have caused a total change in interest expense of approximately $0.8 million in the six-month period ended June 30, 2012. Of the total change in interest expense, approximately $0.7 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of June 30, 2012, approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the second quarter and six-month periods ended June 30, 2012 due to the leases containing LIBOR floors that were above the applicable LIBOR rate during the second quarter and six-month periods ended June 30, 2012.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at June 30, 2012 was a liability of approximately $37.5 million, with $25.0 million included in other accrued liabilities and $12.5 million recorded to other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the second quarter ended June 30, 2012, $300.0 million of notional amount of cash flow hedges reached maturity. See the previous discussion of our cash flow swaps in Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$3.3		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$25.0	(2)	5.160%	one-month LIBOR	September 1, 2012
$15.0	(2)	4.965%	one-month LIBOR	September 1, 2012
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$10.3		4.655%	one-month LIBOR	December 10, 2017
$8.2	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.3		4.330%	one-month LIBOR	July 1, 2013
$100.0	(3)	3.280%	one-month LIBOR	July 1, 2015
$100.0	(3)	3.300%	one-month LIBOR	July 1, 2015
$6.9	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0	(3)	2.767%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.240%	one-month LIBOR	July 1, 2015
$50.0	(3)	2.610%	one-month LIBOR	July 1, 2014
$50.0	(3)	3.070%	one-month LIBOR	July 1, 2015
$100.0	(4)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(4)	2.015%	one-month LIBOR	June 30, 2017

(1)	The one-month LIBOR rate was 0.243% at June 30, 2012.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 2, 2012.
(4)	The effective date of these forward-starting swaps is July 1, 2015.

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

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting our Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force. At a mediation held January 16, 2012, our company reached an agreement with the Claimants to settle this ongoing dispute in its entirety. Our company and the Claimants subsequently entered into a definitive settlement agreement, the terms of which received preliminary approval by a North Carolina state court in May 2012. This settlement remains subject to final court approval. In the event that final court approval is received, this settlement would not have a material adverse effect on our future results of operations, financial condition and cash flows.

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

As of June 30, 2012, our total outstanding indebtedness was approximately $1.5 billion, which includes floor plan notes payable, long-term debt and short-term debt.

We have $175.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2011 Revolving Credit Facility”), up to $500.0 million in maximum borrowing availability for new vehicle inventory floor plan financing and up to $80.0 million in maximum borrowing availability for used vehicle inventory floor plan financing (the “2011 Floor Plan Facility”). We refer to the 2011 Revolving Credit Facility and 2011 Floor Plan Facility collectively as our “2011 Credit Facilities.” Based on balances as of June 30, 2012, we had approximately $135.8 million available for additional borrowings under the 2011 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances and the market value of certain additional collateral. We are able to borrow under our 2011 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer captive finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2011 Floor Plan Facility. In addition, the indentures relating to our 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), 7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”), 5.0% Convertible Senior Notes due 2029 which are redeemable by us and which may be put to us by the holders after October 1, 2014 under certain circumstances (the “5.0% Convertible Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that commonly have initial terms of fifteen to twenty years with renewal options ranging from five to ten years. These operating leases require compliance with financial and operating covenants similar to those under our 2011 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 as updated by Sonic’s Current Report on Form 8-K furnished to the SEC pursuant to Items 2.02 and 9.01 on June 25, 2012.

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

Several private civil actions have been filed against us and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against us and some of our South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against us and certain of our subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappelletti and Kelly Cappelletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting our Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force. At a mediation held January 16, 2012, our company reached an agreement with the Claimants to settle this ongoing dispute in its entirety. Our company and the Claimants subsequently entered into a definitive settlement agreement, the terms of which received preliminary approval by a North Carolina state court in May 2012. This settlement remains subject to final court approval. In the event that final court approval is received, this settlement would not have a material adverse effect on our future results of operations, financial condition and cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

	(In thousands, except per share data)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 2012	—	$—	—	$30,725

May 2012	3	16.47	3	30,694

June 2012	—	—	—	30,694

Total	3	$16.47	3	$30,694	(2)

(1)	All shares repurchased were part of publicly announced share repurchase programs.
(2)	Subsequent to June 30, 2012, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock for a total of $130.7 million currently available for this purpose.
(3)	Our publicly announced Class A common stock repurchase authorization and current availability is as follows:

(amounts in thousands)
November 1999	$25,000
February 2000	25,000
December 2000	25,000
May 2001	25,000
August 2002	25,000
February 2003	20,000
December 2003	20,000
July 2004	20,000
July 2007	30,000
October 2007	40,000
April 2008	40,000
July 2012	100,000

Total authorization	395,000
Total repurchases through June 30, 2012	(264,306)

Currently available	$130,694

See Note 6, “Long-term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1*	Amendment No. 1, dated as of April 19, 2012, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.2*	Amendment No. 1, dated as of April 19, 2012, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 10.2 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.3*	Sonic Automotive, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180814)).(1)

10.4*	Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180815)).(1)

10.5*	Dealer Manager Agreement dated as of June 25, 2012 by and among Sonic Automotive, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Sonic’s Registration Statement on Form S-4 (Reg. No. 333-182307)).

10.6	Purchase Agreement dated as of June 25, 2012 by and among Sonic Automotive, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers.

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Forward Looking Statements

This Quarterly Report on Form 10-Q contains numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	vehicle sales rates and same store sales growth;

•	future liquidity trends or needs;

•	our business and growth strategies;

•	future covenant compliance;

•	our financing plans and our ability to repay or refinance existing debt when due, including our pending offer to repurchase all of our 5.0% Convertible Senior Notes due 2029;

•	future acquisitions or dispositions;

•	level of fuel prices;

•	industry trends; and

•	general economic trends, including employment rates and consumer confidence levels.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1 and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Current Report on Form 8-K furnished to the SEC pursuant to Items 2.02 and 9.01 on June 25, 2012 and Item 1A of this Form 10-Q and elsewhere in this report, as well as:

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

SONIC AUTOMOTIVE, INC.

Date: July 25, 2012	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: July 25, 2012	By:	/s/ DAVID P. COSPER
David P. Cosper
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amendment No. 1, dated as of April 19, 2012, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.2*	Amendment No. 1, dated as of April 19, 2012, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 10.2 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.3*	Sonic Automotive, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180814)).(1)

10.4*	Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180815)).(1)

10.5*	Dealer Manager Agreement dated as of June 25, 2012 by and among Sonic Automotive, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Sonic’s Registration Statement on Form S-4 (Reg. No. 333-182307)).

10.6	Purchase Agreement dated as of June 25, 2012 by and among Sonic Automotive, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers.

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.
(1)	Indicates a management contract or compensatory plan or arrangement.