Form 10-Q
period 2012-09-30
SONIC AUTOMOTIVE INC
filed 2012-10-25
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 17, 2012, there were 44,305,481 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

INDEX TO FORM 10-Q

		Page

PART I – FINANCIAL INFORMATION		3

ITEM 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Statements of Income – Third Quarter and Nine-month Periods Ended September 30, 2012 and September 30, 2011	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income – Third Quarter and Nine-month Periods Ended September 30, 2012 and September 30, 2011	4

	Unaudited Condensed Consolidated Balance Sheets – September 30, 2012 and December 31, 2011	5

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity – Nine-month Period Ended September 30, 2012	6

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine-month Periods Ended September 30, 2012 and September 30, 2011	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4.	Controls and Procedures	39

PART II – OTHER INFORMATION		40

ITEM 1.	Legal Proceedings	40

ITEM 1A.	Risk Factors	41

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

ITEM 6.	Exhibits	44

SIGNATURES	47
EXHIBIT INDEX	48
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
New vehicles	$1,209,366	$1,027,169	$3,452,462	$2,990,357
Used vehicles	534,028	509,751	1,581,682	1,489,098
Wholesale vehicles	53,088	47,137	140,670	122,261

Total vehicles	1,796,482	1,584,057	5,174,814	4,601,716
Parts, service and collision repair	290,897	287,105	885,412	857,541
Finance, insurance and other	64,867	54,974	187,199	157,175

Total revenues	2,152,246	1,926,136	6,247,425	5,616,432
Cost of Sales:
New vehicles	(1,141,375)	(960,030)	(3,249,543)	(2,797,371)
Used vehicles	(497,927)	(476,057)	(1,469,639)	(1,380,618)
Wholesale vehicles	(56,532)	(49,332)	(145,163)	(126,636)

Total vehicles	(1,695,834)	(1,485,419)	(4,864,345)	(4,304,625)
Parts, service and collision repair	(148,753)	(147,333)	(452,712)	(436,263)

Total cost of sales	(1,844,587)	(1,632,752)	(5,317,057)	(4,740,888)
Gross profit	307,659	293,384	930,368	875,544
Selling, general and administrative expenses	(238,680)	(228,563)	(722,446)	(682,442)
Impairment charges	(23)	(102)	(57)	(160)
Depreciation and amortization	(11,375)	(10,137)	(33,636)	(29,457)

Operating income (loss)	57,581	54,582	174,229	163,485
Other income (expense):
Interest expense, floor plan	(4,858)	(4,163)	(14,101)	(14,031)
Interest expense, other, net	(15,709)	(16,941)	(46,186)	(50,957)
Other income (expense), net	(17,275)	(811)	(19,808)	(741)

Total other income (expense)	(37,842)	(21,915)	(80,095)	(65,729)

Income (loss) from continuing operations before taxes	19,739	32,667	94,134	97,756
Provision for income taxes - benefit (expense)	(7,899)	(12,556)	(32,596)	(38,673)

Income (loss) from continuing operations	11,840	20,111	61,538	59,083
Discontinued operations:
Income (loss) from operations and the sale of dealerships	(2,839)	(1,129)	(3,829)	(5,484)
Income tax benefit (expense)	1,041	419	1,010	2,117

Income (loss) from discontinued operations	(1,798)	(710)	(2,819)	(3,367)

Net income (loss)	$10,042	$19,401	$58,719	$55,716

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.21	$0.38	$1.14	$1.11
Earnings (loss) per share from discontinued operations	(0.03)	(0.01)	(0.06)	(0.06)

Earnings (loss) per common share	$0.18	$0.37	$1.08	$1.05

Weighted average common shares outstanding	55,069	52,366	53,302	52,414

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.21	$0.34	$1.05	$0.99
Earnings (loss) per share from discontinued operations	(0.03)	(0.01)	(0.05)	(0.05)

Earnings (loss) per common share	$0.18	$0.33	$1.00	$0.94

Weighted average common shares outstanding	59,011	65,517	62,300	65,800

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$10,042	$19,401	$58,719	$55,716

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	(194)	(4,239)	(133)	(5,902)

Total other comprehensive income (loss) before taxes	(194)	(4,239)	(133)	(5,902)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	72	1,611	50	2,242

Other comprehensive income (loss)	(122)	(2,628)	(83)	(3,660)

Comprehensive income (loss)	$9,920	$16,773	$58,636	$52,056

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$62,477	$1,913
Receivables, net	240,664	303,279
Inventories	1,033,290	863,133
Other current assets	18,763	12,404

Total current assets	1,355,194	1,180,729
Property and Equipment, net	567,929	552,037
Goodwill	458,969	468,465
Other Intangible Assets, net	73,710	76,276
Other Assets	47,559	62,122

Total Assets	$2,503,361	$2,339,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$556,570	$469,027
Notes payable - floor plan - non-trade	413,284	399,314
Trade accounts payable	67,302	86,902
Accrued interest	8,251	12,117
Other accrued liabilities	166,504	177,707
Current maturities of long-term debt	12,289	11,608

Total current liabilities	1,224,200	1,156,675
Long-Term Debt	598,890	536,011
Other Long-Term Liabilities	121,149	124,201
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 61,191,866 shares issued and 44,504,087 shares outstanding at September 30, 2012; 56,377,778 shares issued and 40,600,031 shares outstanding at December 31, 2011	612	564
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2012 and December 31, 2011	121	121
Paid-in capital	666,000	667,839
Retained earnings	179,008	124,383
Accumulated other comprehensive income (loss)	(21,573)	(21,490)
Treasury stock, at cost (16,687,779 Class A shares held at September 30, 2012 and 15,777,747 Class A shares held at December 31, 2011)	(265,046)	(248,675)

Total stockholders’ equity	559,122	522,742

Total Liabilities and Stockholders’ Equity	$2,503,361	$2,339,629

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

						Retained		Accumulated
	Class A		Class B			Earnings /		Other	Total
	Common Stock		Common Stock		Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income (Loss)	Equity
BALANCE AT DECEMBER 31, 2011	56,378	$564	12,029	$121	$667,839	$124,383	$(248,675)	$(21,490)	$522,742
Shares awarded under stock compensation plans	448	4	—	—	1,484	—	—	—	1,488
Issuance of common stock	4,075	41	—	—	67,495	—	—	—	67,536
Purchases of treasury stock	—	—	—	—	—	—	(16,371)	—	(16,371)
Income tax benefit associated with stock compensation plans	—	—	—	—	1,939	—	—	—	1,939
Derecognition of equity component of 5.0% Convertible Notes (1), net of tax expense of $662	—	—	—	—	(76,701)	—	—	—	(76,701)
Fair value of interest rate swap agreements, net of tax benefit of $50	—	—	—	—	—	—	—	(83)	(83)
Stock-based compensation expense	—	—	—	—	122	—	—	—	122
Restricted stock amortization	—	—	—	—	3,825	—	—	—	3,825
Other	291	3	—	—	(3)	—	—	—	—
Net income (loss)	—	—	—	—	—	58,719	—	—	58,719
Dividends ($0.075 per share)	—	—	—	—	—	(4,094)	—	—	(4,094)

BALANCE AT SEPTEMBER 30, 2012	61,192	$612	12,029	$121	$666,000	$179,008	$(265,046)	$(21,573)	$559,122

(1)	5.0% Convertible Senior Notes due 2029 which were extinguished during the third quarter ended September 30, 2012 (the “5.0% Convertible Notes”). See Note 6, “Long-Term Debt,” for further discussion.

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$58,719	$55,716
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	34,017	30,041
Provision for bad debt expense	347	483
Other amortization	1,170	1,246
Debt issuance cost amortization	2,279	2,992
Debt discount amortization, net of premium amortization	2,812	3,911
Stock - based compensation expense	122	327
Amortization of restricted stock, net of forfeitures	3,825	2,348
Deferred income taxes	14,414	(1,280)
Equity interest in earnings of investees	(369)	(462)
Asset impairment charges	57	160
Loss (gain) on disposal of dealerships and property and equipment	(6,855)	243
Loss on exit of leased dealerships	3,462	4,195
(Gain) loss on retirement of debt	19,898	831
Non-cash adjustments - cash flow swaps	(494)	599
Changes in assets and liabilities that relate to operations:
Receivables	62,642	38,789
Inventories	(195,212)	87,744
Other assets	(9,550)	(6,188)
Notes payable - floor plan - trade	87,543	(53,640)
Trade accounts payable and other liabilities	(43,477)	(710)

Total adjustments	(23,369)	111,629

Net cash provided by (used in) operating activities	35,350	167,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(55,224)	(135,897)
Proceeds from sales of property and equipment	(873)	653
Proceeds from sales of dealerships	51,853	129
Distributions from equity investees	700	600

Net cash provided by (used in) investing activities	(3,544)	(134,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan - non-trade	13,970	(50,528)
Borrowings on revolving credit facilities	105,894	228,002
Repayments on revolving credit facilities	(105,894)	(210,002)
Proceeds from issuance of long-term debt	208,920	61,470
Debt issuance costs	(4,472)	—
Principal payments on long-term debt	(7,831)	(17,939)
Repurchase of debt securities	(164,896)	(52,585)
Purchases of treasury stock	(16,371)	(9,112)
Income tax benefit (expense) associated with stock compensation plans	1,939	1,143
Issuance of shares under stock compensation plans	1,488	524
Dividends paid	(3,989)	(3,969)

Net cash provided by (used in) financing activities	28,758	(52,996)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,564	(20,166)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,913	21,842

CASH AND CASH EQUIVALENTS, END OF YEAR	$62,477	$1,676

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax benefit of $50 and $2,242 in the nine-month periods ended September 30, 2012 and 2011, respectively)	$(83)	$(3,660)
Issuance of common stock as consideration for extinguishment of debt securities	$(67,869)	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, including amount capitalized	$64,542	$69,973
Income taxes	$25,749	$18,982

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements for the third quarter and nine-month periods ended September 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). All material intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2011, which were included in Sonic’s Annual Report on Form 10-K and updated in Sonic’s Current Report on Form 8-K furnished to the SEC pursuant to Items 2.02 and 9.01 on June 25, 2012.

Reclassifications – The Unaudited Condensed Consolidated Statements of Income for the third quarter and nine-month periods ended September 30, 2011 reflect the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional dealerships sold or terminated subsequent to September 30, 2011.

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

A summary of the activity of these lease exit accruals consists of the following:

(In thousands)
Balance, December 31, 2011	$39,118
Lease exit expense (1)	3,462
Payments (2)	(6,572)
Lease buyout (3)	(1,657)

Balance, September 30, 2012	$34,351

(1)	Expense of approximately $0.3 million is recorded in interest expense, other, net, a benefit of approximately $0.4 million is recorded in selling, general and administrative expenses and expense of approximately $3.6 million is recorded to income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.
(2)	Amount is recorded as reduction of rent expense in selling, general and administrative expenses, with approximately $1.0 million in continuing operations and $5.6 million as a reduction to income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.
(3)	Amount represents write-off of accrual related to an early lease buyout agreement which was completed and paid, relieving Sonic of any future lease obligation.

Income Tax Expense – The overall effective tax rate from continuing operations was 40.0% and 34.6% for the third quarter and nine-month periods ended September 30, 2012, respectively, and 38.4% and 39.6% for the third quarter and nine-month periods ended September 30, 2011, respectively. The effective rate for the third quarter ended September 30, 2012 was higher than the same prior year period due to the level of overall taxable income and the shift in the distribution of taxable income between states in which Sonic operates. The effective rate for the nine-month period ended September 30, 2012 was lower than the same prior year period primarily due to a $3.6 million tax benefit during the second quarter ended June 30, 2012 related to the settlement of a state tax examination.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations

Dispositions – The operating results of disposed dealerships are included in the income (loss) from discontinued operations in Sonic’s Unaudited Condensed Consolidated Statements of Income. During the third quarter ended September 30, 2012, Sonic disposed of three dealerships, which generated cash from disposition of approximately $28.3 million on the disposal of approximately $13.6 million of net assets. During the nine-month period ended September 30, 2012, Sonic disposed of eight dealerships, which generated cash from disposition of approximately $51.9 million on the disposal of approximately $21.6 million of net assets. At September 30, 2012, there were no dealerships held for sale.

Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Income (loss) from operations	$(1,607)	$(1,646)	$(6,832)	$(4,906)
Gain (loss) on disposal	1,084	(136)	6,597	(358)
Lease exit accrual adjustments and charges	(2,316)	653	(3,594)	(220)

Pre-tax income (loss)	$(2,839)	$(1,129)	$(3,829)	$(5,484)

Total revenues	$21,198	$66,689	$109,359	$183,960

Lease exit charges recorded during the third quarter and nine-month periods ended September 30, 2012 and 2011 relate to interest charges, the revision of estimates on previously established lease exit accruals and the reversal of a lease exit accrual related to a property which was returned to operating use. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

3. Inventories

Inventories consist of the following:

(In thousands)	September 30, 2012	December 31, 2011
New vehicles	$758,572	$569,573
Used vehicles	150,958	178,568
Parts and accessories	52,273	54,042
Other	71,487	60,950

Inventories	$1,033,290	$863,133

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	September 30, 2012	December 31, 2011
Land	$134,407	$131,865
Building and improvements	459,757	455,650
Office equipment and fixtures	111,406	92,920
Parts and service equipment	61,270	61,561
Company vehicles	8,027	8,391
Construction in progress	33,929	16,191

Total, at cost	808,796	766,578
Less accumulated depreciation	(240,867)	(214,541)

Property and equipment, net	$567,929	$552,037

In the third quarter and nine-month periods ended September 30, 2012, capital expenditures were approximately $20.7 million and $55.2 million, respectively, and were primarily related to construction of new dealerships, building improvements and equipment purchased for use in Sonic’s dealerships.

5. Goodwill and Intangible Assets

(In thousands)	Franchise Agreements	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance, December 31, 2011	$64,835	$1,265,190	$(796,725)	$468,465
Reductions from dispositions	(1,400)	(12,256)	2,759	(9,496)

Balance, September 30, 2012	$63,435	$1,252,934	$(793,966)	$458,969

At December 31, 2011, Sonic had approximately $11.4 million of definite life intangibles recorded related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at September 30, 2012 was approximately $10.3 million and was included in other intangible assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2012	December 31, 2011
2011 Revolving Credit Facility (1)	$—	$—
9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”)	210,000	210,000
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	—
5.0% Convertible Senior Notes due 2029, redeemable in 2014 (the “5.0% Convertible Notes”) (2)	—	155,055
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	11,262	13,223
Mortgage notes to finance companies-fixed rate, bearing interest from 4.29% to 7.03%	124,132	116,584
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	63,082	65,640
Net debt discount and premium (3)	(2,810)	(18,635)
Other	5,513	5,752

Total debt	$611,179	$547,619
Less current maturities	(12,289)	(11,608)

Long-term debt	$598,890	$536,011

(1)	The interest rate on the revolving credit facility was 2.0% above LIBOR at September 30, 2012 and 2.25% above LIBOR at December 31, 2011.
(2)	See the heading “5.0% Senior Convertible Notes” below for further discussion.
(3)	September 30, 2012 includes $1.1 million discount associated with the 9.0% Notes, $1.7 million discount associated with the 7.0% Notes, $0.8 million premium associated with notes payable to a finance company and and $0.8 million discount associated with mortgage notes payable. December 31, 2011 includes $1.2 million discount associated with the 9.0% Notes, $17.7 million discount associated with the 5.0% Convertible Notes, $1.2 million premium associated with notes payable to a finance company and $0.9 million discount associated with mortgage notes payable.

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

Based on balances as of September 30, 2012, the 2011 Revolving Borrowing Base was approximately $165.0 million and Sonic had approximately $38.7 million in outstanding letters of credit resulting in total borrowing availability of approximately $126.3 million under the 2011 Revolving Credit Facility.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants

Sonic was in compliance with the covenants under the 2011 Credit Facilities as of September 30, 2012. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.50

September 30, 2012 actual	1.21	1.66	4.01

The 2011 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2011 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. At September 30, 2012, the ratio was 3.00 to 1.00.

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

The Indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of September 30, 2012.

7.0% Senior Subordinated Notes

On July 2, 2012, Sonic issued $200.0 million in aggregate principal amount of 7.0% Senior Subordinated Notes which mature on July 15, 2022 (the “7.0% Notes”). The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof (the “Issue Price”), resulting in a yield to maturity of 7.125%. Sonic used the net proceeds from the issuance of the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.0% Notes and issued 4,074,905 shares of its Class A common stock to repurchase all of its outstanding 5.0% Convertible Notes pursuant to an exchange offer (see the heading “5.0% Convertible Senior Notes” below for further discussion). Remaining proceeds from the issuance of the 7.0% Notes will be used for general corporate purposes, including repurchases of shares of Sonic’s Class A common stock. The 7.0% Notes are unsecured senior subordinated obligations of Sonic and are guaranteed by Sonic’s domestic operating subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013.

Sonic may redeem the 7.0% Notes in whole or in part at any time after July 15, 2017 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on July 15, 2017	103.500%
Beginning on July 15, 2018	102.333%
Beginning on July 15, 2019	101.167%
Beginning on July 15, 2020 and thereafter	100.000%

In addition, on or before July 15, 2015, Sonic may redeem up to 35% of the aggregate principal amount of the 7.0% Notes at 107% of the par value of the 7.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. The indenture also provides that holders of the 7.0% Notes may require Sonic to repurchase the 7.0% Notes at 101% of the par value of the 7.0% Notes, plus accrued and unpaid interest, if Sonic undergoes a “change of control” as defined in the indenture.

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

5.0% Convertible Senior Notes

During the third quarter ended September 30, 2012, Sonic repurchased all of its outstanding 5.0% Convertible Notes through an offer to exchange newly issued shares of Class A common stock and cash from the issuance of the 7.0% Notes. On July 27, 2012, Sonic finalized an offer to exchange newly issued shares of Class A common stock and cash for all of its outstanding 5.0% Convertible Notes as described in Sonic’s Registration Statement on Form S-4 (Reg. No. 333-182307). The final offer consideration per $1,000 principal amount of the 5.0% Convertible Notes was $1,503.11, and was paid by (i) a fixed cash payment of $1,000 plus (ii) 30.2070 shares of Sonic’s Class A common stock, which was the number of shares determined by a volume weighted average pricing (“VWAP”) formula described in Sonic’s Registration Statement on Form S-4 (Reg. No. 333-182307). In addition, holders received, in respect of their 5.0% Convertible Notes that were accepted for exchange, accrued and unpaid interest on such notes up to, but excluding, the settlement date of the offer. Cash was paid in lieu of fractional shares based on the VWAP. In total, Sonic paid approximately $137.1 million in cash (including accrued and unpaid interest on the 5.0% Convertible Notes and cash paid in lieu of fractional shares) and issued 4,074,905 shares of Class A common stock as consideration for the extinguishment of all of its outstanding 5.0% Convertible Notes. Refer to the accompanying Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the impact of this stock issuance on total equity.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the issuance of Class A common stock discussed above, during the third quarter and nine-month periods ended September 30, 2012, Sonic incurred costs of approximately $18.5 million and $21.1 million, respectively, related to the repurchases of the 5.0% Convertible Notes. Approximately $1.2 million of the charge in the third quarter and nine-month periods ended September 30, 2012 is recorded in interest, expense, other, net, related to the incremental interest incurred while both the 5.0% Convertible Notes and the 7.0% Notes were outstanding, and the remainder is related to the loss on extinguishment and is recorded in other income (expense), net, in the accompanying Unaudited Condensed Consolidated Statements of Income.

Sonic incurred interest expense related to the 5.0% Convertible Notes of approximately $0.5 million and $4.2 million for the third quarter and nine-month periods ended September 30, 2012, respectively, and approximately $2.1 million and $6.4 million for the third quarter and nine-month periods ended September 30, 2011, respectively, recorded to interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount and deferred loan costs on the 5.0% Convertible Notes of approximately $0.5 million and $3.5 million for the third quarter and nine-month periods ended September 30, 2012, respectively, and approximately $1.7 million and $5.2 million for the third quarter and nine-month periods ended September 30, 2011, respectively, recorded to interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income.

Mortgage Notes

Sonic has mortgage financing totaling approximately $187.2 million in aggregate, related to 20 of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and March 2031. The weighted average interest rate was 4.66% at September 30, 2012.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at September 30, 2012 was a liability of approximately $37.3 million, with $12.3 million included in other accrued liabilities and $25.0 million included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$3.2		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$10.1		4.655%	one-month LIBOR	December 10, 2017
$8.2	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.2		4.330%	one-month LIBOR	July 1, 2013
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.9	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017

(1)	The one-month LIBOR rate was 0.214% at September 30, 2012.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.

During the nine-month period ended September 30, 2012, Sonic entered into two $100.0 million notional forward-starting interest rate cash flow swap agreements that become effective in July 2015 and terminate in June 2017. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income.

For the cash flow swaps not designated as hedges (changes in the fair value are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $3.4 million and $10.3 million for the third quarter and nine-month periods ended September 30, 2012, respectively, and $4.5 million and $13.3 million for the third quarter and nine-month periods ended September 30, 2011, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $7.6 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants and the 5.0% Convertible Notes. Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the third quarter and nine-month periods ended September 30, 2012 and 2011:

	Third Quarter Ended September 30, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations
						Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	55,069	$11,840		$(1,798)		$10,042
Effect of participating securities:
Non-vested restricted stock and stock units		(175)		—		(175)

Basic earnings (loss) and shares	55,069	$11,665	$0.21	$(1,798)	$(0.03)	$9,867	$0.18
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	3,534	618		2		620
Stock compensation plans	408

Diluted earnings (loss) and shares	59,011	$12,283	$0.21	$(1,796)	$(0.03)	$10,487	$0.18

	Third Quarter Ended September 30, 2011
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations
						Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,366	$20,111		$(710)		$19,401
Effect of participating securities:
Non-vested restricted stock and stock units		(263)		—		(263)

Basic earnings (loss) and shares	52,366	$19,848	$0.38	$(710)	$(0.01)	$19,138	$0.37
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	12,590	2,329		37		2,366
Stock compensation plans	561

Diluted earnings (loss) and shares	65,517	$22,177	$0.34	$(673)	$(0.01)	$21,504	$0.33

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations
						Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	53,302	$61,538		$(2,819)		$58,719
Effect of participating securities:
Non-vested restricted stock and stock units		(934)		—		(934)

Basic earnings (loss) and shares	53,302	$60,604	$1.14	$(2,819)	$(0.06)	$57,785	$1.08
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	8,563	4,638		43		4,681
Stock compensation plans	435

Diluted earnings (loss) and shares	62,300	$65,242	$1.05	$(2,776)	$(0.05)	$62,466	$1.00

	Nine Months Ended September 30, 2011
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations
						Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,414	$59,083		$(3,367)		$55,716
Effect of participating securities:
Non-vested restricted stock and stock units		(773)		—		(773)

Basic earnings (loss) and shares	52,414	$58,310	$1.11	$(3,367)	$(0.06)	$54,943	$1.05
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	12,789	6,851		119		6,970
Stock compensation plans	597

Diluted earnings (loss) and shares	65,800	$65,161	$0.99	$(3,248)	$(0.05)	$61,913	$0.94

In addition to the stock options included in the table above, options to purchase approximately 1.3 million shares and 2.1 million shares of Class A common stock were outstanding at September 30, 2012 and September 30, 2011, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting Sonic’s Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force. At a mediation held January 16, 2012, Sonic reached an agreement with the Claimants to settle this ongoing dispute in its entirety. Sonic and the Claimants subsequently entered into a definitive settlement agreement, the terms of which received preliminary approval by a North Carolina state court in May 2012. The North Carolina state court granted its Final Approval on August 23, 2012 and the settlement became effective on October 2, 2012. The settlement will not have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at both September 30, 2012 and December 31, 2011 was approximately $7.3 million in reserves that Sonic has provided for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $15.9 million and $3.1 million at September 30, 2012 and December 31, 2011, respectively. These indemnifications expire within a period of 12 to 24 months following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2012. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was $4.5 million at both September 30, 2012 and December 31, 2011.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets or liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 are as follows:

	Fair Value at September 30, 2012
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash flow swaps designated as hedges (1)	$34.3	$—	$34.3	$—
Cash flow swaps not designated as hedges (2)	3.0	—	3.0	—
Deferred compensation plan (3)	14.0	—	14.0	—

Total	$51.3	$—	$51.3	$—

(1)	Approximately $11.6 million and $22.7 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(2)	Approximately $0.7 million and $2.3 million are included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(3)	Included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Assets or liabilities measured at fair value on a non-recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 are as follows:

(In millions)	Balance as of September 30, 2012	Significant Unobservable Inputs (Level 3) as of September 30, 2012	Total Gains / (Losses) for the Nine Months Ended September 30, 2012
Long-lived assets held and used	$567.9	$567.9	$—

Goodwill	459.0	459.0	—

Franchise assets	63.4	63.4	—

As of September 30, 2012 and December 31, 2011, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	September 30, 2012		December 31, 2011
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
9.0% Notes (1)	$230,475	$208,883	$221,025	$208,769

7.0% Notes (1)	$214,500	$198,251	$—	$—

5.0% Convertible Notes (1)	$—	$—	$205,448	$137,333

Mortgage Notes (2)	$127,628	$124,132	$119,310	$116,584

Assumed Notes (2)	$11,286	$12,095	$13,260	$14,438

Other (2)	$5,018	$5,396	$5,150	$5,555

(1)	As determined by market quotations as of September 30, 2012 and December 31, 2011, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Subsequent Events

Subsequent to September 30, 2012, Sonic disposed of two dealerships, which generated cash from disposition of approximately $21.0 million. The results of operations for these subsequently disposed dealerships are included in continuing operations for the third quarter and nine-month periods ended September 30, 2012 and 2011 in the Unaudited Condensed Consolidated Statements of Income.

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

Overview

We are one of the largest automotive retailers in the United States. As of September 30, 2012, we operated 113 dealerships in 15 states (representing 25 different brands of cars and light trucks) and 23 collision repair centers. For management and operational reporting purposes, we group certain dealerships together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2012, we operated 103 stores. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following is a detail of our new vehicle revenues by brand for the third quarter and nine-month periods ended September 30, 2012 and 2011:

	Percentage of New Vehicle Revenue (1)
	Third Quarter Ended September 30,		Nine Months Ended September 30,
Brand	2012	2011	2012	2011
Luxury
BMW	18.0%	19.7%	17.4%	18.6%
Mercedes	7.7%	8.1%	8.2%	8.2%
Cadillac	5.2%	5.5%	4.7%	5.2%
Lexus	5.0%	4.5%	4.8%	4.4%
Audi	3.9%	4.2%	3.9%	3.6%
Mini	2.5%	2.4%	2.7%	3.1%
Land Rover	2.3%	2.1%	2.2%	2.1%
Porsche	1.7%	1.7%	1.7%	1.7%
Volvo	1.2%	1.1%	1.1%	1.2%
Infiniti	1.2%	1.2%	1.1%	1.2%
Acura	0.9%	0.8%	0.9%	0.9%
Jaguar	0.6%	0.9%	0.7%	0.9%
Other Luxury (2)	0.0%	0.1%	0.0%	0.0%

Total Luxury	50.2%	52.3%	49.4%	51.1%
Mid-line Import
Honda	15.6%	11.6%	15.9%	13.4%
Toyota	12.2%	10.2%	11.7%	10.1%
Volkswagen	3.2%	3.1%	3.2%	3.0%
Hyundai	2.2%	2.6%	2.3%	2.5%
Other (3)	2.0%	1.6%	1.9%	1.6%
Nissan	1.0%	1.3%	0.9%	1.3%

Total Mid-line Import	36.2%	30.4%	35.9%	31.9%
Domestic
Ford	7.5%	9.5%	7.7%	9.2%
General Motors (4)	6.1%	7.8%	7.0%	7.8%

Total Domestic	13.6%	17.3%	14.7%	17.0%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior period income statement data reflects reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to September 30, 2011 that had not been previously included in discontinued operations or (ii) include franchises previously held for sale that subsequently were reclassified to held and used. See Note 1 and Note 2 to our accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Smart and Saab.
(3)	Includes Kia, Scion and Subaru.
(4)	Includes Buick, Chevrolet and GMC.

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

	Third Quarter Ended September 30,			Nine Months Ended September 30,
(in millions of vehicles)	2012	2011	% Change	2012	2011	% Change
SAAR	14.5	12.6	15.1%	14.3	12.6	13.5%

Source: Bloomberg Financial Markets, via Stephens Inc.

Our reported new vehicle (including fleet) results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$1,209,366	$1,027,169	$182,197	17.7%
Gross profit	$67,991	$67,139	$852	1.3%
Unit sales	35,062	28,986	6,076	21.0%
Revenue per unit	$34,492	$35,437	$(945)	(2.7%)
Gross profit per unit	$1,939	$2,316	$(377)	(16.3%)
Gross profit as a % of revenue	5.6%	6.5%	(90)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$3,452,462	$2,990,357	$462,105	15.5%
Gross profit	$202,919	$192,986	$9,933	5.1%
Unit sales	100,865	87,180	13,685	15.7%
Revenue per unit	$34,229	$34,301	$(72)	(0.2%)
Gross profit per unit	$2,012	$2,214	$(202)	(9.1%)
Gross profit as a % of revenue	5.9%	6.5%	(60)	bps

The increase in new vehicle revenues during the third quarter and nine-month periods ended September 30, 2012 was primarily driven by an increase of 21.0% and 15.7%, respectively, in our new unit sales volume compared to the comparable prior year periods. The industry new unit sales volume increased 15.1% and 13.5% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. Excluding fleet volume, our retail new vehicle volume growth increased 25.2% and 19.5% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods.

Our overall new unit volume increase during the third quarter and nine-month periods ended September 30, 2012 was led by our Honda, Toyota and Lexus dealerships, which combined accounted for 85.4% and 77.9%, respectively, of the year-over-year increase. Gross profit per new unit decreased 16.3% and 9.1% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. These decreases were primarily due to declines in gross profit per new unit at our Honda, Toyota and Lexus dealerships, which experienced high gross profit per unit during the third quarter and nine-month periods ended September 30, 2011 due to lack of available inventory as a result

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

of the natural disasters in Asia in 2011. As new vehicle inventory in these brands returned to normal levels in early 2012, gross profit per unit also returned to normal levels, resulting in the decrease in gross profit per new unit during the third quarter and nine-month periods ended September 30, 2012, compared to the comparable prior year periods. However, total gross profit dollars were up 1.3% and 5.1% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods, as a result of increased new unit sales volume. This incremental new unit sales volume contributed to additional F&I gross profit for the third quarter and nine-month periods ended September 30, 2012, discussed under the heading “Finance, Insurance and Other (“F&I”)” below.

Our luxury dealerships (which include Cadillac) experienced a 13.1% and 11.6% increase in new vehicle revenue during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods, primarily due to a 13.4% and 10.1% increase in our new unit volume during the third quarter and nine-month periods ended September 30, 2012, respectively. The increase in new unit sales volume was primarily driven by our BMW/MINI, Lexus and Mercedes dealerships, all of which outperformed their local market peer group for their respective brand compared to the third quarter ended September 30, 2011. Luxury gross profit per new unit decreased 7.4% and 3.0% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. However, total luxury gross profit dollars were up 5.0% and 6.8% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods, as a result of increased new unit sales volume.

Our mid-line import dealerships experienced a 40.0% and 29.8% increase in new vehicle revenue during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. Our mid-line import new unit volume increased 43.6% and 29.3% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. New vehicle inventory availability for our major Japanese brands (Honda, Toyota and Lexus) has recovered from the effects of inventory supply reductions caused by the impact of the earthquake, tsunami and severe flooding that occurred in Asia during 2011, which was a primary contributor to the sales volume increases in 2012 discussed above. Mid-line import gross profit per new unit decreased 30.2% and 17.0% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. However, total mid-line import new vehicle gross profit was flat for the third quarter ended September 30, 2012 and increased 7.4% during the nine-month period ended September 30, 2012, compared to the comparable prior year periods, as a result of increased new unit sales volume. Our Honda, Toyota and Kia dealerships outperformed their local market peer group for their respective brand compared to the third quarter ended September 30, 2011.

Including fleet sales, our domestic dealerships experienced a 7.5% decrease in new vehicle revenue during the third quarter ended September 30, 2012 and relatively flat new vehicle revenue for the nine-month period ended September 30, 2012, compared to the comparable prior year periods. New unit sales volume at our General Motors (excluding Cadillac) dealerships decreased 6.1% and increased 2.8% during the third quarter and nine-month periods ended September 30, 2012, respectively, while our Ford dealerships experienced a 17.5% and 11.2% decline in new unit sales volume during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. Despite an increase in domestic gross profit per new unit of 2.7% and 4.5% during the third quarter and nine-month periods ended September 30, 2012, respectively, overall domestic new vehicle gross profit decreased 10.3% and 0.8% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods, as a result of the decline in new unit sales volume and lost market share compared to their local market peer group for their respective brand. Excluding fleet sales, our Ford dealerships experienced a 12.2% increase in new vehicle revenue, a 5.5% increase in new vehicle gross profit and a 7.1% increase in new unit sales volume during the third quarter ended September 30, 2012, compared to the comparable prior year period. Excluding fleet sales, during the nine-month period ended September 30, 2012, our Ford dealerships experienced a 16.5% increase in new vehicle revenue, an 8.0% increase in new vehicle gross profit and a 13.7% increase in new unit sales volume compared to the comparable prior year period.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Used Vehicles

Our reported used vehicle results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$534,028	$509,751	$24,277	4.8%
Gross profit	$36,101	$33,694	$2,407	7.1%
Unit sales	27,018	25,334	1,684	6.6%
Revenue per unit	$19,766	$20,121	$(355)	(1.8%)
Gross profit per unit	$1,336	$1,330	$6	0.5%
Gross profit as a % of revenue	6.8%	6.6%	20	bps

	Nine Months Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$1,581,682	$1,489,098	$92,584	6.2%
Gross profit	$112,043	$108,480	$3,563	3.3%
Unit sales	79,732	75,381	4,351	5.8%
Revenue per unit	$19,837	$19,754	$83	0.4%
Gross profit per unit	$1,405	$1,439	$(34)	(2.4%)
Gross profit as a % of revenue	7.1%	7.3%	(20)	bps

During the third quarter and nine-month periods ended September 30, 2012, our used vehicle unit volume increased 6.6% and 5.8%, respectively, compared to the comparable prior year periods, primarily due to the continued implementation of our standardized used vehicle merchandising process. We believe this process allows us to purchase and price our used vehicles more competitively and market them more effectively than our competition, resulting in higher unit sales volume, overall revenue and overall gross profit levels (including the incremental unit sales volume contributing to higher gross profit levels in our F&I and Fixed Operations areas).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Wholesale Vehicles

Our reported wholesale results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$53,088	$47,137	$5,951	12.6%
Gross profit (loss)	$(3,444)	$(2,195)	$(1,249)	(56.9%)
Unit sales	9,074	7,039	2,035	28.9%
Revenue per unit	$5,851	$6,697	$(846)	(12.6%)
Gross profit (loss) per unit	$(380)	$(312)	$(68)	(21.8%)
Gross profit (loss) as a % of revenue	(6.5%)	(4.7%)	(180)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$140,670	$122,261	$18,409	15.1%
Gross profit (loss)	$(4,493)	$(4,375)	$(118)	(2.7%)
Unit sales	24,116	18,633	5,483	29.4%
Revenue per unit	$5,833	$6,562	$(729)	(11.1%)
Gross profit (loss) per unit	$(186)	$(235)	$49	20.9%
Gross profit (loss) as a % of revenue	(3.2%)	(3.6%)	40	bps

During the third quarter and nine-month periods ended September 30, 2012, we experienced increases in wholesale revenue and wholesale unit sales, compared to the comparable prior year periods. The resulting higher wholesale gross loss for the third quarter and nine-month periods ended September 30, 2012, compared to the comparable prior year periods, is primarily due to higher wholesale volume levels resulting from higher overall retail activity.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Parts, Service and Collision Repair (“Fixed Operations”)

Our reported Fixed Operations results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
		(In thousands)
Revenue
Parts	$154,338	$153,174	$1,164	0.8%
Service	123,223	121,153	2,070	1.7%
Collision repair	13,336	12,778	558	4.4%

Total	$290,897	$287,105	$3,792	1.3%

Gross profit
Parts	$49,758	$49,811	$(53)	(0.1%)
Service	85,107	83,152	1,955	2.4%
Collision repair	7,279	6,809	470	6.9%

Total	$142,144	$139,772	$2,372	1.7%

Gross profit as a % of revenue
Parts	32.2%	32.5%	(30)	bps
Service	69.1%	68.6%	50	bps
Collision repair	54.6%	53.3%	130	bps

Total	48.9%	48.7%	20	bps

	Nine Months Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
		(In thousands)
Revenue
Parts	$469,291	$454,105	$15,186	3.3%
Service	377,350	366,426	10,924	3.0%
Collision repair	38,771	37,010	1,761	4.8%

Total	$885,412	$857,541	$27,871	3.3%

Gross profit
Parts	$150,529	$149,033	$1,496	1.0%
Service	260,862	252,380	8,482	3.4%
Collision repair	21,309	19,865	1,444	7.3%

Total	$432,700	$421,278	$11,422	2.7%

Gross profit as a % of revenue
Parts	32.1%	32.8%	(70)	bps
Service	69.1%	68.9%	20	bps
Collision repair	55.0%	53.7%	130	bps

Total	48.9%	49.1%	(20)	bps

Overall Fixed Operations customer pay revenue increased 1.6% and 4.7% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. Wholesale parts revenue increased 0.5% and 7.5% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. Overall used vehicle reconditioning revenue increased 4.5% and 5.9% during the third quarter and nine-month periods ended September 30, 2012, compared to the comparable prior year periods. Warranty revenue decreased 3.5% and 8.5.% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods, primarily due to higher levels of recall activity in the comparable prior year periods. Fixed Operations customer pay revenue at our domestic, mid-line import and luxury branded dealerships increased 0.3%, decreased 2.2% and increased 3.3%, respectively, during the third quarter ended September 30, 2012, compared to the prior year period. Fixed Operations customer pay revenue increased at our domestic, mid-line import and luxury branded dealerships by 2.1%, 1.0% and 6.8%, respectively, during the nine-month period ended September 30, 2012, compared to the prior year period.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

For the third quarter and nine-month periods ended September 30, 2012, the increase in Fixed Operations revenue contributed approximately $1.9 million and $13.6 million, respectively, in gross profit increase. Higher gross profit as a result of higher revenue was further increased by a $0.5 million increase in gross profit due to a 20 basis point improvement in the gross margin rate during the third quarter ended September 30, 2012. Higher gross profit as a result of higher revenue was offset partially by a $2.2 million decrease in gross profit due to a 20 basis point decline in the gross margin rate during the nine-month period ended September 30, 2012, which was caused primarily by a shift in the Fixed Operations sales mix compared to the comparable prior year period.

As of September 30, 2012, we operated 23 collision repair centers. Collision repair revenues increased 4.4% and 4.8% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. Collision repair gross profit improved 6.9% and 7.3% during the third quarter and nine-month periods ended September 30, 2012, respectively, due to improvements in the gross margin rate as a result of a mix shift away from lower margin sublet work.

Finance, Insurance and Other (“F&I”)

Our reported F&I results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except per unit data)
Revenue	$64,867	$54,974	$9,893	18.0%
Gross profit per retail unit (excludes fleet)	$1,068	$1,051	$17	1.6%

	Nine Months Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except per unit data)
Revenue	$187,199	$157,175	$30,024	19.1%
Gross profit per retail unit (excludes fleet)	$1,064	$1,008	$56	5.6%

F&I revenue increased during the third quarter and nine-month periods ended September 30, 2012, compared to the comparable prior year periods, primarily due to increases in total new and used retail (excluding fleet) unit volume of 8,466 units, or 16.2%, and 20,050 units, or 12.9%, respectively. F&I gross profit per retail unit improved 1.6% and 5.6% in the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods, primarily due to improved penetration and pricing. Finance contract gross revenue improved 13.8% and 16.1% during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods, primarily due to a 18.6% and a 16.1% increase in contract volume and an increase in the finance contract penetration rate of 140 basis points and 200 basis points during the third quarter and nine-month periods ended September 30, 2012, respectively. Compared to the third quarter and nine-month periods ended September 30, 2011, combined service and aftermarket contract revenue increased 21.1% and 21.4% in the third quarter and nine-month periods ended September 30, 2012, respectively, and total service and aftermarket contract volume increased 24.3% and 23.2% during the third quarter and nine-month periods ended September 30, 2012, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Following is information related to our SG&A expenses:

	Third Quarter Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands)
Compensation	$142,368	$134,001	$(8,367)	(6.2%)
Advertising	12,871	13,091	220	1.7%
Rent and rent related	27,063	28,728	1,665	5.8%
Other	56,378	52,743	(3,635)	(6.9%)

Total	$238,680	$228,563	$(10,117)	(4.4%)

SG&A as a % of gross profit
Compensation	46.3%	45.7%	(60)	bps
Advertising	4.2%	4.5%	30	bps
Rent and rent related	8.8%	9.8%	100	bps
Other	18.3%	17.9%	(40)	bps

Total	77.6%	77.9%	30	bps

	Nine Months Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands)
Compensation	$431,456	$400,203	$(31,253)	(7.8%)
Advertising	38,330	39,065	735	1.9%
Rent and rent related	81,724	88,668	6,944	7.8%
Other	170,936	154,506	(16,430)	(10.6%)

Total	$722,446	$682,442	$(40,004)	(5.9%)

SG&A as a % of gross profit
Compensation	46.4%	45.7%	(70)	bps
Advertising	4.1%	4.5%	40	bps
Rent and rent related	8.8%	10.1%	130	bps
Other	18.4%	17.6%	(80)	bps

Total	77.7%	77.9%	20	bps

Overall SG&A expense dollars increased in the third quarter and nine-month periods ended September 30, 2012, compared to the comparable prior year periods, due to increases in revenue and gross profit driving higher compensation costs and other SG&A expenses. These increases were offset by the decreases in rent, rent related and advertising expenses resulting in a 30 basis point and 20 basis point decrease in overall SG&A expense as a percentage of gross profit during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods.

Compensation costs as a percentage of gross profit increased 60 basis points and 70 basis points during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods, primarily due to increases in sales compensation expense, driven by higher levels of sales volume during the third quarter and nine-month periods ended September 30, 2012, compared to the comparable prior year periods. Lower overall gross profit per unit compounded the effect of the increase in sales compensation expense on compensation costs as a percentage of gross profit.

Compared to the third quarter and nine-month periods ended September 30, 2011, total advertising expense in the third quarter and nine-month periods ended September 30, 2012 decreased as a percentage of gross profit as a result of higher gross profit levels in the third quarter and nine-month periods ended September 30, 2012.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

For the third quarter and nine-month periods ended September 30, 2012, rent and rent related expenses decreased as a percentage of gross profit compared to the comparable prior year periods, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

Other SG&A expenses increased in the third quarter and nine-month periods ended September 30, 2012, compared to the comparable prior year periods, primarily due to higher customer related costs as a result of the higher sales activity, and higher planned IT spending and training costs associated with internal initiatives.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $1.2 million, or 12.2%, and $4.2 million, or 14.2%, during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. These increases are primarily related to completed construction projects that were placed in service subsequent to September 30, 2011.

Interest Expense, Floor Plan

Total continuing operations interest expense, floor plan, for new and used vehicles increased approximately $0.7 million, or 16.7%, and $0.1 million, or 0.5%, during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods, primarily due to higher average floor plan balances, offset partially by lower average interest rates.

Interest expense, floor plan, for new vehicles incurred by continuing operations increased approximately $0.9 million, or 26.2%, and $0.1 million, or 1.0%, during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. The average new vehicle floor plan interest rate incurred by these dealerships was 2.02% and 2.13% for the third quarter and nine-month periods ended September 30, 2012, respectively, compared to 2.24% and 2.36% for the third quarter and nine-month periods ended September 30, 2011, respectively.

Interest expense, floor plan, for used vehicles incurred by continuing operations decreased approximately $0.2 million, or 30.7%, and $0.1 million, or 3.0%, during the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the comparable prior year periods. The average used vehicle floor plan interest rate incurred by these dealerships was 2.71% and 2.57% for the third quarter and nine-month periods ended September 30, 2012, respectively, compared to 2.89% and 2.77% for the third quarter and nine-month periods ended September 30, 2011, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Interest Expense, Other, Net

Interest expense, other, net, includes both cash and non-cash interest charges, and is summarized in the schedule below:

(In millions)	Third Quarter Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
Stated/coupon interest	$11,692	$10,201	$(1,491)	(14.6%)
Discount/premium amortization	483	1,460	977	66.9%
Deferred loan cost amortization	688	1,003	315	31.4%
Cash flow swap interest	3,042	4,823	1,781	36.9%
Interest allocated to discontinued operations	(91)	(211)	(120)	(56.9%)
Capitalized interest	(351)	(630)	(279)	(44.3%)
Other interest	246	295	49	16.6%

Total	$15,709	$16,941	$1,232	7.3%

(In millions)	Nine Months Ended September 30,		Better / (Worse)
	2012	2011	Change	% Change
Stated/coupon interest	$31,003	$31,803	$800	2.5%
Discount/premium amortization	3,158	4,286	1,128	26.3%
Deferred loan cost amortization	2,207	2,992	785	26.2%
Cash flow swap interest	9,833	13,915	4,082	29.3%
Interest allocated to discontinued operations	(336)	(717)	(381)	(53.1%)
Capitalized interest	(513)	(2,052)	(1,539)	(75.0%)
Other interest	834	730	(104)	(14.2%)

Total	$46,186	$50,957	$4,771	9.4%

For the third quarter ended September 30, 2012, stated/coupon interest expense increased compared to the prior year period primarily due to approximately $1.2 million of double-carry interest charges during the third quarter ended September 30, 2012, while both the 5.0% Convertible Notes and 7.0% Notes were outstanding. For the third quarter and nine-month periods ended September 30, 2012, compared to the comparable prior year periods, cash flow swap interest decreased primarily as a result of the maturity of several cash flow swaps with relatively high fixed interest rates or which were not designated as hedges (changes in the fair value were recognized through earnings). See the previous discussion of our cash flow swaps in Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements.

We have entered into various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate in order to reduce our exposure to market risks from fluctuations in interest rates. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $3.4 million and $10.3 million for the third quarter and nine-month periods ended September 30, 2012, respectively and $4.5 million and $13.3 million for the third quarter and nine-month periods ended September 30, 2011, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income.

Other Income (Expense), Net

Other expense, net, increased approximately $16.5 million and $19.1 million during the third quarter and nine-month periods ended September 30, 2012, respectively, primarily due to a charge of approximately $17.3 million and $19.9 million related to repurchases of the 5.0% Convertible Notes in the third quarter and nine-month periods ended September 30, 2012, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Income Taxes

The overall effective tax rate from continuing operations was 40.0% and 34.6% for the third quarter and nine-month periods ended September 30, 2012, respectively, and 38.4% and 39.6% for third quarter and nine-month periods ended September 30, 2011. The effective rate for the third quarter ended September 30, 2012 was higher than the same prior year period due to the level of overall taxable income and the shift in the distribution of taxable income between states in which we operate. The effective rate for the nine-month period ended September 30, 2012 was lower than the same prior year period primarily due to a $3.6 million tax benefit during the second quarter ended June 30, 2012 related to the settlement of a state tax examination. We expect the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 40.0%.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Income (loss) from operations	$(1,607)	$(1,646)	$(6,832)	$(4,906)
Gain (loss) on disposal	1,084	(136)	6,597	(358)
Lease exit accrual adjustments and charges	(2,316)	653	(3,594)	(220)

Pre-tax income (loss)	$(2,839)	$(1,129)	$(3,829)	$(5,484)

Total revenues	$21,198	$66,689	$109,359	$183,960

Pre-tax loss from discontinued operations increased for the third quarter ended September 30, 2012 compared to the comparable prior year period as a result of lease exit charges, offset partially by a gain of approximately $1.1 million on the disposition of three dealerships during the quarter ended September 30, 2012. Pre-tax loss from discontinued operations decreased for the nine-month period ended September 30, 2012 compared to the comparable prior year period as a result of a gain of approximately $6.6 million on the disposition of eight dealerships during the nine-month period ended September 30, 2012, offset partially by lease exit charges. Lease exit charges recorded for the third quarters and nine-month periods ended September 30, 2012 and 2011 relate to interest charges, the revision of estimates on previously established lease exit accruals and the reversal of a lease exit accrual related to a property which was returned to operating use. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Floor Plan Facilities

The weighted average interest rate for all of our new vehicle floor plan facilities (both continuing and discontinued operations) decreased to 2.02% and 2.12% for the third quarter and nine-month periods ended September 30, 2012, respectively, compared to the third quarter and nine-month periods ended September 30, 2011, which had a weighted average rate of 2.23% and 2.37%, respectively. The weighted average interest rate for all of our used vehicle floor plan facilities (both continuing and discontinued operations) was 2.83% and 2.69% for the third quarter and nine-month periods ended September 30, 2012, respectively, compared to 3.01% and 2.97% for the third quarter and nine-month periods ended September 30, 2011, respectively.

Interest payments under each of our floor plan facilities are due monthly and, unless an event of default occurs, we are not required to make principal repayments prior to the sale of the floor plan financed vehicles. We were in compliance with all restrictive covenants under our floor plan facilities as of September 30, 2012 and expect to be in compliance with the covenants for the foreseeable future.

Long-Term Debt and Credit Facilities

On July 2, 2012, we issued $200.0 million in aggregate principal amount of 7.0% Senior Subordinated Notes which mature on July 15, 2022 (the “7.0% Notes”). The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof (the “Issue Price”), resulting in a yield to maturity of 7.125%. We used the net proceeds from the issuance of the 7.0% Notes and issued 4,074,905 shares of our Class A common stock to repurchase all of our outstanding 5.0% Convertible Notes pursuant to an exchange offer. Remaining proceeds from the issuance of the 7.0% Notes will be used for general corporate purposes, including repurchases of shares of our Class A common stock. The 7.0% Notes are unsecured senior subordinated obligations of ours and are guaranteed by our domestic operating subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013.

We may redeem the 7.0% Notes in whole or in part at any time after July 15, 2017 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on July 15, 2017	103.500%
Beginning on July 15, 2018	102.333%
Beginning on July 15, 2019	101.167%
Beginning on July 15, 2020 and thereafter	100.000%

In addition, on or before July 15, 2015, we may redeem up to 35% of the aggregate principal amount of the 7.0% Notes at 107% of the par value of the 7.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. The indenture also provides that holders of the 7.0% Notes may require us to repurchase the 7.0% Notes at 101% of the par value of the 7.0% Notes, plus accrued and unpaid interest, if we undergo a “change of control” as defined in the indenture.

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

5.0% Convertible Senior Notes

During the third quarter ended September 30, 2012, we repurchased all of our outstanding 5.0% Convertible Notes through an offer to exchange newly issued shares of Class A common stock and cash from the issuance of the 7.0% Notes. On July 27, 2012, we finalized an offer to exchange shares of Class A common stock and cash for all of our outstanding 5.0% Convertible Notes as described in our Registration Statement on Form S-4 (Reg. No. 333-182307). The final offer consideration per $1,000 principal amount of the 5.0% Convertible Notes was $1,503.11, and was paid by (i) a fixed cash payment of $1,000 plus (ii) 30.2070 shares of our Class A common stock, which was the number of shares determined by a volume weighted average pricing (“VWAP”) formula described in our Registration Statement on Form S-4 (Reg. No. 333-182307). In addition, holders received, in respect of their 5.0% Convertible Notes that were accepted for exchange, accrued and unpaid interest on such notes up to, but excluding, the settlement date of the offer. Cash was paid in lieu of fractional shares based on the VWAP. In total, we paid approximately $137.1 million in cash (including accrued and unpaid interest on the 5.0% Convertible Notes and cash paid in lieu of fractional shares) and issued 4,074,905 shares of Class A common stock as consideration for the extinguishment of all of our outstanding 5.0% Convertible Notes.

See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for further discussion of our long-term debt and credit facilities and compliance with debt covenants.

Dealership Dispositions

During the nine-month period ended September 30, 2012, we disposed of eight dealerships. These dispositions generated cash of approximately $51.9 million. Subsequent to September 30, 2012, we disposed of two dealerships, which generated cash from disposition of approximately $21.0 million. The results of operations for these subsequently disposed dealerships are included in continuing operations for the third quarter and nine-month periods ended September 30, 2012 and 2011 in the accompanying Unaudited Condensed Consolidated Statements of Income.

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

Capital expenditures during the third quarter and nine-month periods ended September 30, 2012 were approximately $20.7 million and $55.2 million ($44.5 million, net of mortgage funding of $10.7 million), respectively. As of September 30, 2012, contractual commitments to contractors for facility construction projects totaled approximately $33.5 million.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. During the third quarter ended September 30, 2012, we repurchased approximately 804,000 shares of our Class A common stock on the open market for approximately $14.5 million. During the nine-month period ended September 30, 2012, we repurchased approximately 910,000 shares of our Class A common stock on the open market and in connection with tax withholdings on the vesting of restricted stock awards for a total of approximately $16.4 million. During the third quarter ended September 30, 2012, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. As of September 30, 2012, our remaining repurchase authorization was approximately $116.2 million. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2011 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

During the third quarter ended September 30, 2012, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of September 14, 2012 to be paid on October 15, 2012. Subsequent to September 30, 2012, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for stockholders of record on December 14, 2012 to be paid on January 15, 2013. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 9.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

For the nine-month period ended September 30, 2012, net cash provided by operating activities was approximately $30.9 million. This provision of cash was comprised primarily of cash inflows related to operating profits, decreases in receivables and an increase in notes payable – floor plan – trade, offset partially by purchases of inventories. Net cash used in investing activities for the nine-month period ended September 30, 2012 was approximately $3.5 million. This use of cash was primarily comprised of purchases of land, property and equipment, offset partially by proceeds from the sale of dealerships. Net cash provided by financing activities for the nine-month period ended September 30, 2012 was approximately $33.2 million. This provision of cash was primarily related to proceeds from issuance of long-term debt and an increase in notes payable – floor plan – non-trade, offset partially by repurchases of debt securities and purchases of treasury stock.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash provided by combined trade and non-trade floor plan financing was approximately $101.5 million for the nine-month period ended September 30, 2012, and net cash used was approximately $104.2 million for the nine-month period ended September 30, 2011. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $44.8 million and $116.8 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $573.3 million at September 30, 2012. After considering the effect of our interest rate swaps, based on outstanding debt as of September 30, 2012, a change of 100 basis points in the underlying interest rate would have caused a total change in interest expense of approximately $4.3 million in the nine-month period ended September 30, 2012. Of the total change in interest expense, approximately $4.1 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of September 30, 2012, approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the third quarter and nine-month periods ended September 30, 2012 due to the leases containing LIBOR floors that were above the applicable LIBOR rate during the third quarter and nine-month periods ended September 30, 2012.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at September 30, 2012 was a liability of approximately $37.3 million, with $12.3 million included in other accrued liabilities and $25.0 million recorded to other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. See the previous discussion of our cash flow swaps in Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$3.2		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$25.0	(2)	4.885%	one-month LIBOR	October 1, 2012
$10.1		4.655%	one-month LIBOR	December 10, 2017
$8.2	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.2		4.330%	one-month LIBOR	July 1, 2013
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.9	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017

(1)	The one-month LIBOR rate was 0.214% at September 30, 2012.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.

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

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting our Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force. At a mediation held January 16, 2012, our company reached an agreement with the Claimants to settle this ongoing dispute in its entirety. Our company and the Claimants subsequently entered into a definitive settlement agreement, the terms of which received preliminary approval by a North Carolina state court in May 2012. The North Carolina state court granted its Final Approval on August 23, 2012 and the settlement became effective on October 2, 2012. The settlement will not have a material adverse effect on Sonic’s future results of operations, financial condition and cash flows.

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

As of September 30, 2012, our total outstanding indebtedness was approximately $1.6 billion, which includes floor plan notes payable, long-term debt and short-term debt.

We have $175.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2011 Revolving Credit Facility”), up to $500.0 million in maximum borrowing availability for new vehicle inventory floor plan financing and up to $80.0 million in maximum borrowing availability for used vehicle inventory floor plan financing (the “2011 Floor Plan Facility”). We refer to the 2011 Revolving Credit Facility and 2011 Floor Plan Facility collectively as our “2011 Credit Facilities.” Based on balances as of September 30, 2012, we had approximately $126.3 million available for additional borrowings under the 2011 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances and the market value of certain additional collateral. We are able to borrow under our 2011 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer captive finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2011 Floor Plan Facility. In addition, the indentures relating to our 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), 7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

In addition, the majority of our dealership properties are leased under long-term operating lease arrangements that commonly have initial terms of fifteen to twenty years with renewal options ranging from five to ten years. These operating leases require compliance with financial and operating covenants similar to those under our 2011 Credit Facilities, and monthly payments of rent that may fluctuate based on interest rates and local consumer price indices. The total future minimum lease payments related to these operating leases and certain equipment leases are significant and are disclosed in Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 as updated by our Current Report on Form 8-K furnished to the SEC pursuant to Items 2.02 and 9.01 on June 25, 2012.

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

Several private civil actions have been filed against us and several of our dealership subsidiaries that purport to represent classes of customers as potential plaintiffs and make allegations that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. One of these private civil actions was filed on November 15, 2004 in South Carolina state court, York County Court of Common Pleas, against us and some of our South Carolina subsidiaries. The plaintiffs in that lawsuit were Misty J. Owens, James B. Wright, Vincent J. Astey and Joseph Lee Williams, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The group of plaintiffs’ attorneys representing the plaintiffs in the South Carolina lawsuit also filed another private civil class action lawsuit against us and certain of our subsidiaries on February 14, 2005 in state court in North Carolina, Lincoln County Superior Court, which similarly sought certification of a multi-state class of plaintiffs and alleged that certain products sold in the finance and insurance departments were done so in a deceptive or otherwise illegal manner. The plaintiffs in this North Carolina lawsuit were Robert Price, Carolyn Price, Marcus Cappelletti and Kelly Cappelletti, on behalf of themselves and all other persons similarly situated, with plaintiffs seeking monetary damages and injunctive relief on behalf of the purported class. The South Carolina state court action and the North Carolina state court action were subsequently consolidated into a single proceeding in private arbitration before the American Arbitration Association (the “Arbitrator”). On November 12, 2008, claimants in the consolidated arbitration filed a Motion

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

On August 12, 2011, the United States District Court for the Western District of North Carolina issued an Order granting our Petition to Vacate Arbitration Award on Class Certification and denied Claimant’s Motion to Dismiss the same. Claimants filed a Notice of Appeal to the United States Fourth Circuit Court of Appeals on September 12, 2011. The federal court’s stay of the arbitration proceeding remains in force. At a mediation held January 16, 2012, our company reached an agreement with the Claimants to settle this ongoing dispute in its entirety. Our company and the Claimants subsequently entered into a definitive settlement agreement, the terms of which received preliminary approval by a North Carolina state court in May 2012. The North Carolina state court granted its Final Approval on August 23, 2012 and the settlement became effective on October 2, 2012. The settlement will not have a material adverse effect on our future results of operations, financial condition and cash flows.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

	(In thousands, except per share data)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2012	—	$—	—	$130,694
August 2012	378	17.72	378	123,998
September 2012	426	18.62	426	116,152

Total	804	$18.09	804	$116,152

(1)	All shares repurchased were part of publicly announced share repurchase programs.
(2)	Our active publicly announced Class A common stock repurchase authorization plans and current remaining availability are as follows:

(amounts in thousands)
April 2008	$40,000
July 2012	100,000

Total authorization	140,000
Total active plan repurchases	(23,848)

Current remaining availability as of September 30, 2012	$116,152

See Note 6, “Long-term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description

4.1*	Registration Rights Agreement dated as of July 2, 2012 by and among Sonic Automotive, Inc., the guarantors set forth on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.2*	Indenture dated as of July 2, 2012 by an among Sonic Automotive, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.3*	Form of 7.0% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.3 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.4*	Escrow Agreement dated as of July 2, 2012 by an among Sonic Automotive, Inc., U.S. Bank National Association, as trustee, and Wilmington Trust, National Association, as escrow agent (incorporated by reference to Exhibit 4.4 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

•	our ability to successfully integrate potential future acquisitions; and

•	the rate and timing of overall economic recovery or decline.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: October 25, 2012	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: October 25, 2012	By:	/s/ DAVID P. COSPER
David P. Cosper
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Registration Rights Agreement dated as of July 2, 2012 by and among Sonic Automotive, Inc., the guarantors set forth on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.2*	Indenture dated as of July 2, 2012 by an among Sonic Automotive, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.3*	Form of 7.0% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.3 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.4*	Escrow Agreement dated as of July 2, 2012 by an among Sonic Automotive, Inc., U.S. Bank National Association, as trustee, and Wilmington Trust, National Association, as escrow agent (incorporated by reference to Exhibit 4.4 to Sonic’s9, 2012).

31.1	Certification of Mr. David P. Cosper pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.