Form 10-K
period 2012-12-31
SONIC AUTOMOTIVE INC
filed 2013-03-26
CIK 1043509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $548.1 million based upon the closing sales price of the registrant’s Class A common stock on June 30, 2012 of $13.67 per share.

As of February 19, 2013 there were 40,982,054 shares of Class A common stock, par value $0.01 per share, and 12,029,375 shares of Class B common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2013 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS

This Annual Report on Form 10-K contains, and written or oral statements made from time to time by us or by our authorized officers may contain, numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, results and events, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	vehicle sales rates and same store sales growth;

•	future liquidity trends or needs;

•	our business and growth strategies;

•	future covenant compliance;

•	industry trends;

•	our financing plans and our ability to repay or refinance existing debt when due;

•	future acquisitions or dispositions;

•	level of fuel prices; and

•	general economic trends, including employment rates and consumer confidence levels.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of this Annual Report on Form 10-K and elsewhere in this report, as well as:

•	the number of new and used cars sold in the United States as compared to our expectations and the expectations of the market;

•

our ability to generate sufficient cash flows or obtain additional financing to fund capital expenditures, our share repurchase program, dividends on our common stock, acquisitions and general operating activities;

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

These forward-looking statements speak only as of the date or this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances.

PART I

Item 1.    Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of December 31, 2012, we operated 111 dealerships in 14 states (representing 25 different brands of cars and light trucks) and 21 collision repair centers. For management and operational reporting purposes, we group certain dealerships together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2012, we operated 100 stores. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2012:

As of December 31, 2012, we operated dealerships in the following markets:

Market	Number of Dealerships	Percent of 2012 Total Revenue
Houston	21	23.3%
Alabama/Tennessee	17	11.6%
North/South Carolina/Georgia	13	9.5%
Los Angeles North	6	7.6%
South Bay (San Francisco)	7	7.5%
Los Angeles South	7	7.4%
North Bay (San Francisco)	9	6.4%
Florida	9	6.1%
Mid-Atlantic	5	5.7%
Dallas	4	5.4%
Ohio	4	3.1%
Colorado	2	2.6%
Las Vegas	3	2.1%
Michigan	4	1.7%

Total	111	100.0%

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

Business Strategy

Maximize Asset Returns Through Process Execution.    We have developed standardized operating processes that are documented in operating playbooks for our dealerships. Through the continued implementation of our operating playbooks, we believe organic growth opportunities exist by offering a more favorable buying experience to our customers and create efficiencies in our business processes. We believe the development, refinement and implementation of these operating processes will enhance the customer experience, make us more competitive in the markets we serve and drive revenue growth across each of our revenue streams.

Invest in Dealership Properties.    Historically, we have operated our dealerships primarily on property financed through long-term operating leases. As these leases mature, or as we have an opportunity to purchase the underlying real estate prior to renewal, we have begun to purchase and own more of our dealership properties. We remain opportunistic in purchasing existing properties or relocating dealership operations to owned real estate where the returns are favorable. We believe owning our properties will, over the long-term, strengthen our balance sheet and reduce our overall cost of operating and financing our dealership facilities.

Improve Capital Structure.    As we generate cash through operations, we will opportunistically repurchase our Class A common stock in open-market or structured transactions.

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

Portfolio Management.    Our long-term growth and acquisition strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. We seek to add like-branded dealerships to our portfolio that exist in regions in which we already operate. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2012, approximately 85.5% of our new vehicle revenue was generated by mid-line import and luxury dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels.

The following table depicts the breakdown of our new vehicle revenues by brand:

	Percentage of New Vehicle Revenue(1)
	Year Ended December 31,
	2012	2011	2010
Brand
Luxury
BMW	19.0%	19.4%	17.9%
Mercedes	8.7%	8.9%	9.7%
Lexus	5.0%	4.6%	6.2%
Cadillac	4.8%	5.3%	5.7%
Audi	4.0%	3.8%	3.2%
Mini	2.7%	3.0%	2.4%
Land Rover	2.2%	2.3%	2.1%
Porsche	1.9%	1.7%	1.9%
Volvo	1.1%	1.1%	1.1%
Infiniti	1.0%	1.2%	1.5%
Acura	0.9%	0.9%	1.0%
Jaguar	0.7%	0.9%	1.1%
Other Luxury(2)	0.0%	0.1%	0.0%

Total Luxury	52.0%	53.2%	53.8%
Mid-line Import
Honda	15.3%	13.2%	13.8%
Toyota	10.3%	8.8%	10.1%
Volkswagen	3.0%	3.0%	2.4%
Hyundai	2.2%	2.4%	2.0%
Other(3)	1.8%	1.5%	1.3%
Nissan	0.9%	1.2%	1.3%

Total Mid-line Import	33.5%	30.1%	30.9%
Domestic
Ford	7.8%	9.1%	9.1%
General Motors(4)	6.7%	7.6%	6.2%

Total Domestic	14.5%	16.7%	15.3%

Total	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior period income statement data reflects reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2011 that had not been included in discontinued operations as of that date or (ii) include franchises previously held for sale that subsequently were reclassified to held and used. See Notes 1 and 2 to our accompanying Consolidated Financial Statements for a discussion of these and other factors that affect the comparability of the information for the periods presented.

(2)	Includes Smart, Hummer and Saab.

(3)	Includes Kia, Scion and Subaru.

(4)	Includes Buick, Chevrolet and GMC.

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

Train, Develop and Retain Associates.    We believe our associates are the cornerstone of our business and crucial to our financial success. Our goal is to develop our associates and foster an environment where our associates can contribute and grow with the company. Associate satisfaction is very important to us, and we believe a high level of associate satisfaction reduces turnover and enhances our customers’ experience at our dealerships by pairing our customers with well-trained, seasoned associates. We believe that our comprehensive training of all employees provides us with a competitive advantage over other dealership groups.

Increase Sales of Higher Margin Products and Services.    We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products:    Each sale of a new or used vehicle gives us an opportunity to provide our customers with financing and insurance options and earn financing fees and insurance commissions. We also offer our customers the opportunity to purchase extended service contracts and other aftermarket products. We currently offer a wide range of non-recourse financing, leasing, other aftermarket products, service contracts and insurance products to our customers. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at our dealerships.

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

Relationships with Manufacturers

Each of our dealerships operates under a separate franchise or dealer agreement that governs the relationship between the dealership and the manufacturer. Each franchise or dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most manufacturers allocate vehicles on a “turn and earn” basis that rewards high unit sales volume. A franchise or dealer agreement requires the dealer to meet specified standards regarding showrooms, facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training and other aspects of the business. Each franchise or dealer agreement also gives the related manufacturer the right to approve the dealer operator and any material change in management or ownership of the dealership. Each manufacturer may terminate a franchise or dealer agreement under certain circumstances, such as a change in control of the dealership without manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealer operator, the conviction of the dealership or the dealership’s owner or dealer operator of certain crimes, the failure to adequately operate the dealership or maintain new vehicle financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the applicable franchise or dealer agreement.

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

Many states have placed limitations upon manufacturers’ and distributors’ ability to sell new motor vehicles directly to customers in their respective states in an effort to protect dealers from practices they believe constitute unfair competition. In general, these statutes make it unlawful for a manufacturer or distributor to compete with a new motor vehicle dealer in the same brand operating under an agreement or franchise from the manufacturer or distributor in the relevant market area. Certain states, such as Florida, Georgia, South Carolina, North Carolina and Virginia, limit the amount of time that a manufacturer may temporarily operate a dealership.

In addition, all of the states in which our dealerships currently do business require manufacturers to show “good cause” for terminating or failing to renew a dealer’s franchise or dealer agreement. Further, each of the states provides some method for dealers to challenge manufacturer attempts to establish dealerships of the same brand in their relevant market area.

Competition

The retail automotive industry is highly competitive. Depending on the geographic market, we compete both with dealers offering the same brands and product lines as ours and dealers offering other manufacturers’ vehicles. We also compete for vehicle sales with auto brokers, leasing companies and services offered on the internet that provide customer referrals to other dealerships or who broker vehicle sales between customers and other dealerships. We compete with small, local dealerships and with large multi-franchise automotive dealership groups.

We believe that the principal competitive factors in vehicle sales are the location of dealerships, the marketing campaigns conducted by manufacturers, the ability of dealerships to offer an attractive selection of the most popular vehicles, the quality of customer service, and pricing (including manufacturer rebates and other special offers). In particular, pricing has become more important as a result of price-savvy customers using sources available on the internet to determine current market retail prices. Other competitive factors include customer preference for makes of automobiles and manufacturer warranties.

In addition to competition for vehicle sales, we also compete with other auto dealers, service stores, auto parts retailers and independent mechanics in providing parts and service. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, factory-trained technicians, the familiarity with a manufacturer’s makes and models and the quality of customer service. A number of regional and national chains offer selected parts and services at prices that may be lower than our prices.

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

We do not have any known material environmental liabilities, and we believe that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition and cash flows. However, soil and groundwater contamination is known to exist at certain properties owned and used by us. Further, environmental laws and regulations are complex and subject to frequent change. In addition, in connection with our past or future acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. We cannot assure you that compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional expenditures by us, or that such expenditures will not be material.

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
O. Bruton Smith	86	Chairman, Chief Executive Officer and Director
B. Scott Smith	45	President, Chief Strategic Officer and Director
Jeff Dyke	45	Executive Vice President of Operations
David P. Cosper	58	Vice Chairman and Chief Financial Officer
David B. Smith	38	Executive Vice President and Director

O. Bruton Smith, 86, is our Founder, Chairman, Chief Executive Officer and a director and has served as such since our formation in January 1997, and he currently is a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Sonoma Raceway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Texas Motor Speedway and Kentucky Speedway. He is also an executive officer or a director of most of SMI’s operating subsidiaries.

B. Scott Smith, 45, is our Co-Founder, President, Chief Strategic Officer and a director. Prior to his appointment as President in March 2007, Mr. Smith served as our Vice Chairman and Chief Strategic Officer since October 2002. He held the position of President and Chief Operating Officer from April 1997 to October 2002. Mr. Smith has been a director of our company since our organization was formed in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith, who is a son of O. Bruton Smith and brother of David B. Smith, has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over 22 years experience in the automobile dealership industry.

Jeff Dyke, 45, is our Executive Vice President of Operations and is responsible for direct oversight for all of Sonic’s retail automotive operations. From March 2007 to October 2008, Mr. Dyke served as our Division Chief

Operating Officer — South East Division, where he oversaw retail automotive operations for the states of Alabama, Georgia, Florida, North Carolina, Tennessee, Texas and South Carolina. Mr. Dyke first joined Sonic in October 2005 as its Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President — Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the automotive retail industry at AutoNation from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.

David P. Cosper, 58, is our Vice Chairman and Chief Financial Officer. In March 2007, Mr. Cosper was appointed to Vice Chairman after serving as Executive Vice President since March 2006. He joined Sonic Automotive on March 1, 2006 as an Executive Vice President and became our Chief Financial Officer and Treasurer on March 16, 2006. Mr. Cosper served as Treasurer through the end of 2006 and relinquished the position in February 2007. Prior to joining Sonic, he was Vice Chairman and Chief Financial Officer of Ford Motor Credit Company, a position held since 2003. From 1979, when he joined Ford Motor Company, Mr. Cosper served in a variety of positions in Ford Motor Company and Ford Motor Credit Company, including Vice President and Treasurer of Ford Motor Credit Company and Executive Director of Corporate Finance at Ford Motor Company. In such positions, he was responsible for worldwide profit analysis and treasury matters, risk management, business planning, and competitive and strategic analysis. Mr. Cosper has announced his intention of retiring effective March 31, 2013. Upon Mr. Cosper’s retirement, Mr. Heath B. Byrd, Sonic’s current Vice President and Chief Information Officer, will become Sonic’s Chief Financial Officer, and Mr. David B. Smith, Sonic’s current Executive Vice President, will become Sonic’s Vice Chairman.

David B. Smith, 38, is our Executive Vice President and a director and has served our organization since October 2000. Prior to being named a director and Executive Vice President of Sonic in October 2008, Mr. Smith, also a son of O. Bruton Smith and brother of B. Scott Smith, served as our Senior Vice President of Corporate Development since March 2007. Prior to that appointment, Mr. Smith served as our Vice President of Corporate Strategy from October 2005 to March 2007, and also served us prior to that time as Dealer Operator of our Arnold Palmer Cadillac dealership from January 2004 to October 2005, our Fort Mill Ford dealership from January 2003 to January 2004, and our Town and Country Ford dealership from October 2000 to December 2002.

Employees

As of January 31, 2013, we employed approximately 9,300 associates. We believe that our relationships with our associates are good. Approximately 200 of our associates, primarily service technicians in our Northern California markets, are represented by a labor union. Although a small percentage of our associates are represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.

Company Information

Our website is located at www.sonicautomotive.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements and other information we file with, or furnish to, the Securities and Exchange Commission (“SEC”) are available free of charge on our website. We make these documents available as soon as reasonably practicable after we electronically transmit them to the SEC. Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we transmit to the SEC.

Item 1A:    Risk Factors

Our business, financial condition, results of operations, cash flows, prospects and the prevailing market price and performance of our Class A common stock may be adversely affected by a number of factors, including, but not limited to, the matters discussed below. Our stockholders and prospective investors should consider these risks, uncertainties, and other factors prior to making an investment decision.

Risks Related to Our Sources of Financing and Liquidity

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of December 31, 2012, our total outstanding indebtedness was approximately $1.8 billion, which includes floor plan notes payable, long-term debt and short-term debt.

We have $175.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2011 Revolving Credit Facility”), up to $500.0 million in maximum borrowing availability for new vehicle inventory floor plan financing and up to $80.0 million in maximum borrowing availability for used vehicle inventory floor plan financing (the “2011 Floor Plan Facilities”). We refer to the 2011 Revolving Credit Facility and 2011 Floor Plan Facilities collectively as our “2011 Credit Facilities.” Based on balances as of December 31, 2012, we had approximately $134.0 million available for additional borrowings under the 2011 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances and the market value of certain additional collateral. We are able to borrow under our 2011 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2011 Floor Plan Facilities. In addition, the indentures relating to our 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”), 7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

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

Our failure to comply with certain covenants in these agreements or indentures could materially adversely affect our ability to access our borrowing capacity, subject us to acceleration of our outstanding debt, result in a cross default on other indebtedness, and could have a material adverse effect on our ability to continue our business.

An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness or lease obligations would have a material adverse effect on our business, financial condition or results of operations.

Our 2011 Credit Facilities, the indentures governing our 9.0% Notes and 7.0% Notes and many of our operating leases contain numerous financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement or indenture. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross default provisions. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 9.0% Notes and 7.0% Notes. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon our future performance.

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions, the regulatory environment and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt as it becomes due, we may be required to refinance the debt, sell assets or sell shares of our common stock on terms that we do not find attractive. Further, our failure to comply with the financial and other restrictive covenants relating to the 2011 Credit Facilities and the indentures pertaining to our outstanding notes could result in a default under these agreements that would prevent us from borrowing under the 2011 Revolving Credit Facility, which could materially adversely affect our business, financial condition and results of operations. If a default and acceleration of repayment were to occur, we may be unable to adequately finance our operations and the value of our Class A common stock could be materially adversely affected.

We have financed the purchase of certain dealership properties with mortgage notes that require balloon payments at the end of the notes’ terms.

Many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances at the notes’ maturity dates (balloon payments). The maturity dates of these notes range from 2013 to 2022. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates. In the event we do have sufficient liquidity to completely repay the remaining principal balances at maturity, we may not be able to refinance the notes at interest rates that are acceptable to us, or depending on market conditions, refinance the notes at all. Our inability to repay or refinance these notes could have a material adverse effect on our business, financial condition and results of operations.

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

To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2012, we had interest rate swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements. We intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions.

Our hedging transactions expose us to certain risks and financial losses, including, among other things:

•	counterparty credit risk;

•	available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;

•	the duration of the amount of the hedge may not match the duration or amount of the related liability;

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value, downward adjustments, or “mark-to-market losses,” which would affect our stockholders’ equity; and

•

all of our hedging instruments contain terms and conditions with which we are required to meet. In the event those terms and conditions are not met, we may be required to settle the instruments prior to the instruments’ maturity with cash payments which could significantly affect our liquidity.

A failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations.

We may not be able to satisfy our debt obligations upon the occurrence of a change in control or a fundamental change.

Upon the occurrence of a change in control or a fundamental change, as defined in our 9.0% Notes and 7.0% Notes, holders of these instruments will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under these indentures may also constitute a default under our 2011 Credit Facilities. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments in the event of a change in control or fundamental change. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our common stock holders. Any future debt instruments that we may incur may contain similar provisions regarding repurchases in the event of a change in control or fundamental change triggering event.

Although Mr. O. Bruton Smith, our chairman and chief executive officer, and his affiliates have previously assisted us with obtaining financing, we cannot assure you that he or they will be willing or able to do so in the future.

Our obligations under the 2011 Credit Facilities are secured with a pledge of 5,000,000 shares of SMI common stock. These shares of SMI common stock are owned by Sonic Financial Corporation (“SFC”), an entity controlled by Mr. O. Bruton Smith. Presently, the $175.0 million borrowing limit of our 2011 Revolving Credit Facility is subject to a borrowing base calculation that is based, in part, on the value of the SMI shares pledged by SFC. Consequently, a withdrawal of this pledge by SFC or a significant decrease in the value of SMI common stock could reduce the amount we can borrow under the 2011 Revolving Credit Facility. Subsequent to December 31, 2012, we finalized an amendment to our 2011 Credit Facilities that, among other things, removed the pledge of 5,000,000 shares of SMI common stock as security under the 2011 Revolving Credit Facility, which could reduce our borrowing availability and therefore could reduce our liquidity.

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

Moreover, manufacturers exercise a great degree of control over the operations of our dealerships through the franchise and dealer agreements. The franchise and dealer agreements govern, among other things, our ability to purchase vehicles from the manufacturer and to sell vehicles to customers. Each of our franchise or dealer agreements provides for termination or non-renewal for a variety of causes, including certain changes in the financial condition of the dealerships and any unapproved change of ownership or management. Manufacturers may also have a right of first refusal if we seek to sell dealerships.

We cannot guarantee that any of our existing franchise and dealer agreements will be renewed or that the terms and conditions of such renewals will be favorable to us. Actions taken by manufacturers to exploit their superior bargaining position in negotiating the terms of franchise and dealer agreements or renewals of these agreements or otherwise could also have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our failure to meet a manufacturer’s customer satisfaction, financial and sales performance and facility requirements may adversely affect our profitability and our ability to acquire new dealerships.

Many manufacturers attempt to measure customers’ satisfaction with their sales and warranty service experiences through manufacturer-determined CSI scores. The components of CSI vary by manufacturer and are modified periodically. Franchise and dealer agreements may also impose financial and sales performance standards. Under our agreements with certain manufacturers, a dealership’s CSI scores, sales and financial performance may be considered a factor in evaluating applications for additional dealership acquisitions. From time to time, some of our dealerships have had difficulty meeting various manufacturers’ CSI requirements or performance standards. We cannot assure you that our dealerships will be able to comply with these requirements in the future. A manufacturer may refuse to consent to an acquisition of one of its franchises if it determines our dealerships do not comply with its CSI requirements or performance standards, which could impair the execution of our acquisition strategy. In addition, we receive incentive payments from the manufacturers based, in part, on CSI scores, which could be materially adversely affected if our CSI scores decline.

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

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For the year ended December 31, 2012, approximately 14.5% of our parts, service and collision repair revenue was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our Fixed Operations sales volume and profitability could be adversely affected.

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

Events such as labor strikes or other disruptions in production, including those caused by natural disasters, that may adversely affect a manufacturer may also adversely affect us. In particular, labor strikes at a manufacturer that continue for a substantial period of time could have a material adverse effect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur during critical periods of new product introductions, could limit sales of those vehicles during those periods. This has been experienced at some of our dealerships from time to time. Adverse conditions affecting these and other important aspects of manufacturers’ operations and public relations may adversely affect our ability to sell their automobiles and, as a result, significantly and detrimentally affect our business and profitability.

Moreover, our business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. For example:

•	a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises;

•	consumer demand for such manufacturer’s products could be substantially reduced;

•	a lender in bankruptcy could attempt to terminate our floorplan financing and demand repayment of any amounts outstanding;

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

Some of our franchise and dealer agreements prohibit transfers of any ownership interests of a dealership and, in some cases, its parent, without prior approval of the applicable manufacturer. Our existing franchise and dealer agreements could be terminated if a person or entity acquires a substantial ownership interest in us or acquires voting power above certain levels without the applicable manufacturer’s approval. While the holders of our Class B common stock currently maintain voting control of Sonic, their future investment decisions as well as those of holders of our Class A common stock are generally outside of our control and could result in the termination or non-renewal of existing franchise or dealer agreements or impair our ability to negotiate new franchise or dealer agreements for dealerships we acquire in the future. In addition, if we cannot obtain any requisite approvals on a timely basis, we may not be able to issue additional equity or otherwise raise capital on terms acceptable to us. These restrictions may also prevent or deter a prospective acquirer from acquiring control of us.

We depend on manufacturers to supply us with sufficient numbers of popular and profitable new models.

Manufacturers typically allocate their vehicles among dealerships based on the sales history of each dealership. Supplies of popular new vehicles may be limited by the applicable manufacturer’s production capabilities. Popular new vehicles that are in limited supply typically produce the highest profit margins. We depend on manufacturers to provide us with a desirable mix of popular new vehicles. Our operating results may be materially adversely affected if we do not obtain a sufficient supply of these vehicles on a timely basis.

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

Risks Related to Our Growth Strategy

Our ability to make acquisitions is restricted pursuant to the terms of the 2011 Credit Facilities.

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

We may not be able to capitalize on future real estate and dealership acquisition opportunities because our ability to obtain capital to fund these acquisitions is limited.

We intend to finance future real estate and dealership acquisitions with cash generated from operations, through issuances of our stock or debt securities and through borrowings under credit arrangements. We may not be able to obtain additional financing by issuing stock or debt securities due to the market price of our Class A common stock, overall market conditions or covenants under our 2011 Credit Facilities that restrict our ability to issue additional indebtedness, or the need for manufacturer consent to the issuance of equity securities. Using cash to complete acquisitions could substantially limit our operating or financial flexibility.

In addition, we are dependent to a significant extent on our ability to finance our new and certain of our used vehicle inventory with “floor plan financing.” Floor plan financing arrangements allow us to borrow money to buy a particular new vehicle from the manufacturer or a used vehicle on trade-in or at auction and pay off the loan when we sell that particular vehicle. We must obtain floor plan financing or obtain consents to assume existing floor plan financing in connection with our acquisition of dealerships. In the event that we are unable to obtain such financing, our ability to complete dealership acquisitions could be limited.

Substantially all the assets of our dealerships are pledged to secure the indebtedness under our Silo Floor Plan Facilities and the 2011 Credit Facilities. These pledges may impede our ability to borrow from other sources. Moreover, because the identified manufacturer-affiliated finance subsidiaries are either owned by or affiliated with BMW, Mercedes, Ford, Toyota and Volkswagen, respectively, any deterioration of our relationship with the particular manufacturer-affiliated finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

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

We cannot assure you that we will effectively and profitably integrate the operations of these dealerships without substantial costs, delays or operational or financial problems, due to:

•	the difficulties of managing operations located in geographic areas where we have not previously operated;

•	the management time and attention required to integrate and manage newly acquired dealerships;

•	the difficulties of assimilating and retaining employees;

•	the challenges of keeping customers; and

•	the challenge of retaining or attracting appropriate dealership management personnel.

These factors could have a material adverse effect on our financial condition and results of operations.

We may not adequately anticipate all of the demands that growth through acquisitions will impose.

We face risks commonly encountered with growth through acquisitions or expansion. These risks include, but are not limited to:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel of acquired dealerships;

•	entering new markets with which we are unfamiliar;

•	potential undiscovered liabilities and operational difficulties at acquired dealerships;

•	disrupting our ongoing business;

•	diverting our management resources;

•	failing to maintain uniform standards, controls and policies;

•	impairing relationships with employees, manufacturers and customers as a result of changes in management;

•	increased expenses for accounting and computer systems, as well as integration difficulties;

•	failure to obtain a manufacturer’s consent to the acquisition of one or more of its franchises or renew the franchise or dealer agreement on terms acceptable to us; and

•	incorrectly valuing entities to be acquired or assessing markets entered.

We may not adequately anticipate all of the demands that growth will impose on our business.

We may not be able to execute our growth strategy without the costs escalating.

We have grown our business primarily through acquisitions in the past. We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions or growth opportunities will depend upon various factors, including:

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

Risks Related to the Automotive Retail Industry

Increasing competition among automotive retailers and the use of the internet reduces our profit margins on vehicle sales and related businesses.

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

Moreover, customers are using the internet to compare pricing for vehicles and related F&I services, which may further reduce margins for new and used vehicles and profits for related F&I services. If internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other dealership groups have aligned themselves with services offered on the internet or are investing heavily in the development of their own internet capabilities, which could materially adversely affect our business.

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

The success of our dealerships depends in large part on the overall success of the vehicle lines they carry. New vehicle sales generate the majority of our total revenue and lead to sales of higher-margin products and services such as finance, insurance, vehicle protection products and other aftermarket products, and parts and service operations. Our new vehicle sales operations are comprised primarily of luxury and mid-line import brands, which exposes us to manufacturer concentration risks. Although our parts and service operations and used vehicle sales may serve to offset some of this risk, changes in automobile manufacturers’ vehicle models and customer demand for particular vehicles may have a material adverse effect on our business.

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

A significant portion of vehicle buyers, particularly in the used car market, finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. In the event lenders tighten their credit standards or there is a decline in the availability of credit in the lending market, the ability of these consumers to purchase vehicles could be limited which could have a material adverse effect on our business, revenues and profitability.

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

Our dealerships are concentrated in states and regions in the United States, including Florida, Texas and California, in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property values at store locations. Although we have substantial insurance, subject to certain deductibles, limitations, and exclusions, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In addition, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters and adverse weather events may affect the flow of inventory or parts to us or our manufacturing partners. Such disruptions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We have invested in internal and external business applications to execute our strategy of employing technology. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. Although we have attempted to mitigate the cyber-security risk of both our internal and outsourced functions by implementing various cyber-security controls and evaluating the cyber-security controls of our third-party technology and systems partners, we remain subject to cyber-security risks.

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

Moreover, significant technology-related business functions of ours are outsourced, including:

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

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, damage our reputation, and cause a loss of confidence in our services, which could materially adversely affect our competitive position, results of operations and financial condition.

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

Our charter and bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, stock options, restricted stock and restricted stock units granted under our 2004 Stock Incentive Plan and 2012 Stock Incentive Plan become immediately exercisable or automatically vest upon a change in control. Delaware law also makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, restrictions imposed by our franchise and dealer agreements may impede or prevent any potential takeover bid. Our franchise and dealer agreements allow the manufacturers the right to terminate the agreements upon a change of control of our company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity that may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, there may be provisions of our lending arrangements that create an event of default upon a change in control. These agreements, corporate governance documents and laws may have the effect of delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.

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

In addition, as we expand, we may need to hire additional managers. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers could have a material adverse effect on our results of operations. In addition, the lack of qualified management or employees employed by potential acquisition candidates may limit our ability to consummate future acquisitions.

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

The U.S. Environmental Protection Agency (“EPA”) has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles, require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources, and require monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

Potential conflicts of interest between us and our officers or directors could adversely affect our future performance.

Mr. O. Bruton Smith serves as the chairman and chief executive officer of SMI. Accordingly, we compete with SMI for the management time of Mr. Smith.

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

Six of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our six dealership subsidiaries are among approximately 200 employers that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM and IBT. In June 2006, we received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, we received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan

notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, had issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. As of April 2011, the AI Pension Plan remained in Critical Status for the plan year beginning January 1, 2011. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a Rehabilitation Plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implements a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven year period commencing in 2013. Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A change in historical experience and/or assumptions used to estimate reserves could have a material impact on our earnings.

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies,” management relies on estimates in various areas of accounting and financial reporting. For example, our estimates for finance, insurance and service contracts and insurance reserves are based on historical experience and assumptions. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

Our internal control over financial reporting may not be effective.

During the process of completing the audit of our financial statements for the period ended December 31, 2012, management became aware of the existence of a material weakness and significant deficiencies in the designs and operations of the internal control over financial reporting that could adversely affect our ability to record, process, summarize and report financial data consistent with our assertions in the financial statements. We may also identify additional material weaknesses and significant deficiencies in the future. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could incur further remediation costs, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls, or fail to meet our reporting obligations under SEC regulations and the terms of our debt agreements on a timely basis and there could be a material adverse effect on the price of our Class A common stock.

Impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill of our single reporting unit is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2012, our balance sheet reflected a carrying amount of approximately $454.2 million in goodwill.

Item 1B:    Unresolved Staff Comments

None.

Item 2:    Properties.

Our principal executive offices are located at a property owned by us at 4401 Colwick Road, Charlotte, North Carolina, 28211, and our telephone number is (704) 566-2400.

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

Item 3:    Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2011 was approximately $7.3 million in reserves that we were holding for pending proceedings. As a result of a litigation settlement on October 2, 2012, we decreased the reserve balance for pending proceedings to approximately $3.4 million as of December 31, 2012. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

Item 4:	Mine Safety Disclosures.

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is currently traded on the NYSE under the symbol “SAH.” Our Class B Common Stock is not traded on a public market.

As of February 19, 2013, there were 40,982,054 shares of our Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of February 19, 2013, there were 89 record holders of the Class A common stock and three record holders of the Class B common stock. The closing stock price for the Class A common stock on February 19, 2013 was $23.82.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.10 per share during each of the years ended December 31, 2012 and 2011. In the fourth quarter ended December 31, 2010, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share. Subsequent to December 31, 2012, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for stockholders of record on March 15, 2013 to be paid on April 15, 2013. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our direction to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for additional discussion of dividends and for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for our Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods.

	Market Price		Cash Dividend Declared
	High	Low
2012
Fourth Quarter	$20.89	$17.91	$0.025
Third Quarter	19.50	14.05	0.025
Second Quarter	18.73	12.16	0.025
First Quarter	18.55	14.50	0.025
2011
Fourth Quarter	$15.80	$10.47	$0.025
Third Quarter	16.21	10.79	0.025
Second Quarter	14.80	11.75	0.025
First Quarter	15.40	12.28	0.025

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A Common Stock we repurchased during the fourth quarter ended December 31, 2012

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
October 2012	998	$18.68	998	$97,508
November 2012	1,735	19.41	1,735	63,823
December 2012	721	19.73	721	49,600

Total	3,454	$19.27	3,454	$49,600

(1)	All shares repurchased were part of publicly announced share repurchase programs.

(2)	Our active publicly announced Class A common stock repurchase authorization plans and current remaining availability are as follows:

(amounts in thousands)
July 2012 authorization	$100,000
Total active plan repurchases	(50,400)

Current remaining availability as of December 31, 2012	$49,600

Item 6:	Selected Financial Data.

This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our Consolidated Financial Statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2012. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Income Statement Data(1)(2):
Total revenues	$8,365.5	$7,520.8	$6,578.1	$5,760.0	$6,516.1
Impairment charges	$0.4	$0.2	$0.2	$22.3	$810.0
Income (loss) from continuing operations before income taxes	$141.2	$133.3	$83.1	$32.5	$(755.8)
Income (loss) from continuing operations	$91.3	$81.5	$98.9	$60.0	$(633.9)
Basic earnings (loss) per share from continuing operations	$1.68	$1.54	$1.88	$1.37	$(15.71)
Diluted earnings (loss) per share from continuing operations	$1.56	$1.37	$1.62	$1.13	$(15.71)
Consolidated Balance Sheet Data(2):
Total assets	$2,776.7	$2,335.2	$2,250.8	$2,068.9	$2,405.5
Current maturities of long-term debt	$18.6	$11.6	$9.1	$24.0	$738.4
Total long-term debt	$629.4	$547.6	$555.5	$576.1	$738.4
Total long-term liabilities (including long-term debt)	$744.6	$673.2	$689.5	$717.2	$809.6
Cash dividends declared per common share	$0.10	$0.10	$0.025	$—	$0.48

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the ASC, prior years’ income statement data reflect reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2011 which had not been included in discontinued operations as of that date or (ii) include franchises previously held for sale which subsequently were reclassified to held and used. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discuss these and other factors that affect the comparability of the information for the periods presented.

(2)	As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and Notes 2, 5 and 6 to the accompanying Consolidated

Financial Statements, impairment charges, business combinations and dispositions and debt refinancings have had a material impact on our reported historical consolidated financial information.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2012 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”).

2012 Events

During the year ended December 31, 2012, we issued $200.0 million in aggregate principal amount of 7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”) and repurchased the remaining outstanding principal amount of the 5.0% Convertible Senior Notes due 2029 (the “5.0% Convertible Notes”). See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 7.0% Notes and 5.0% Convertible Notes. During the year ended December 31, 2012, we recorded a loss on extinguishment of debt of approximately $19.7 million related to the 5.0% Convertible Notes, recorded in other income (expense), net, in the accompanying Consolidated Statements of Income.

As a result of these refinancing and repurchase activities, other than principal payments due on mortgage notes and certain term notes, we do not have another significant non-floor plan debt maturity until the 2016 maturity of our 2011 Credit Facilities and the 2018 maturity of the aggregate principal amount outstanding of our 9.0% Notes.

Overview

We are one of the largest automotive retailers in the United States. As of December 31, 2012, we operated 111 dealerships in 14 states (representing 25 different brands of cars and light trucks) and 21 collision repair centers. For management and operational reporting purposes, we group certain dealerships together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2012, we operated 100 stores. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations.

Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended service contracts, financing, insurance and other aftermarket products for our customers. Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume.

The automobile industry’s total amount of new vehicles sold in 2012 increased by 13.3%, to 14.5 million vehicles, from 12.8 million vehicles in 2011, according to Bloomberg Financial Markets, via Stephens Inc. From an industry perspective, new vehicle unit sales on a year-over-year basis increased 18.3% for import brands and 7.8% for domestic brands. For 2013, the average industry expectations for new vehicle unit sales volume are between 15.0 million and 15.5 million vehicles, an increase of 3.4% to 6.9% from the industry volume in 2012. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause 2013 new vehicle industry results to vary. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2012 by approximately $1.2 million. Our estimate of chargebacks (approximately $13.2 million as of December 31, 2012) is influenced by early contract termination events such as vehicle repossessions, refinancings and early pay-offs. If these factors negatively change, the resulting impact would affect our future estimate for chargebacks and could have a material adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.

Goodwill and Franchise Assets

In accordance with “Intangibles — Goodwill and Other,” in the ASC, we test goodwill for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. Even though the ASC allows companies to assess qualitative factors to determine whether goodwill is impaired, we believe that it is prudent to conduct a quantitative step one assessment at least every three years, or as circumstances require. Therefore, since our last quantitative assessment was performed as of December 31, 2009, we elected to perform a quantitative step one assessment as of December 31, 2012.

We utilized a Discounted Cash Flows (“DCF”) model to estimate Sonic’s enterprise value. The significant assumptions in our DCF model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to conduct the second step of the impairment test described above. In projecting our reporting unit’s earnings, we develop many assumptions which include, but are not limited to, new and used vehicle unit sales, internal revenue enhancement initiatives, cost control initiatives, internal investment programs such as training and technology, infrastructure and inventory floor plan borrowing rates. Our expectation of new vehicle unit sales is in part driven by our expectation of the new vehicle seasonally adjusted annual rate of sales (“SAAR”). The estimate of the industry SAAR in future periods is the basis of our assumptions related to new vehicle unit sales volumes in our DCF model because we believe the historic and projected SAAR level of the SAAR is the best indicator of growth or contraction in the retail automotive industry. The level of SAAR assumed in our projection of earnings for 2013 was approximately 15.0 million units with moderate increases over the next few years.

Our DCF model estimated a fair value of more than $1.0 billion in excess of carrying value as of December 31, 2012. Our DCF model is dependent on the assumptions used and is sensitive to changes in those assumptions. In order to determine the effects of changes in our assumptions on our DCF model, and consequently our goodwill valuation, we ran multiple scenarios adjusting our earnings before interest and taxes (“EBIT”) growth factors, weighted average cost of capital, and cost synergy assumptions. In the event the weighted average cost of capital increased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of December 31, 2012 would change by approximately $244.3 million. Although we assumed a 2.0% EBIT growth factor in our model, in the event EBIT is flat, assuming all other factors remain the same, the calculated fair value estimate as of December 31, 2012 would change by approximately $472.4 million. In the event EBIT is flat and no cost synergies are realized, assuming all other factors remain the same, the calculated fair value estimate as of December 31, 2012 would change by approximately $940.5 million. Based on our DCF model, none of the scenarios tested, if realized, would have resulted in lowering the fair value of the reporting unit below the reporting unit’s carrying value. Based on the results of our step one test as of December 31, 2012, Sonic’s fair value exceeds its carrying value. As such, we were not required to complete step two of the impairment evaluation according to “Intangibles — Goodwill and Other,” in the ASC. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements for further discussion. The balance of our goodwill totaled approximately $454.2 million at December 31, 2012.

In accordance with “Intangibles — Goodwill and Other,” in the ASC, we evaluate franchise assets for impairment annually or more frequently if indicators of impairment exist. We estimate the value of our franchise assets using a discounted cash flow model. The discounted cash flow model used contains inherent uncertainties. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. As a result of our impairment testing for the years ended December 31, 2012, 2011 and 2010, no franchise asset impairments were required. The balance of our franchise assets totaled approximately $60.6 million at December 31, 2012.

Insurance Reserves

We have various high deductible retention and insurance policies that require us to make estimates in determining the ultimate liability we may incur for claims arising under these policies. We accrue for insurance reserves throughout the year based on current information available. As of December 31, 2012, we estimate the ultimate liability under these programs is between $22.2 million and $24.5 million, and had approximately $23.4 million reserved for such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves, our operating results, financial position and cash flows. These significant assumptions would include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings and current or projected changes in state laws. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our reserves. Our actual loss experience has not been materially different from our recorded estimates.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or in situations where a store is closed as a result of the associated franchise being terminated by the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2012, we had $33.0 million accrued for lease exit costs. A significant change in our assumptions regarding the time period necessary to obtain a subtenant or the amount of the anticipated sublease income could have a material effect on our accrual and, as a result, earnings. For example, assuming all other factors remain the same, a 50% decrease in our estimated proceeds from subleases would change our lease exit accruals by approximately $0.7 million. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. As of December 31, 2012, we had accrued approximately $3.4 million in legal reserves. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters that are significant could exceed the amount of our legal reserve and have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Classification of Dealerships in Continuing and Discontinued Operations

We classify the results from operations of our continuing and discontinued operations in our Consolidated Statements of Income based on the provisions of “Presentation of Financial Statements” in the ASC. Many of these provisions involve judgment in determining whether a dealership will be reported as continuing or discontinued operations. Such judgments include whether a dealership will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a dealership should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income will be reclassified in order to reflect that classification. At December 31, 2012, there were no dealerships classified as held for sale.

Income Taxes

As a matter of course, we are regularly audited by various taxing authorities and from time to time these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply, in all material respects, with applicable tax law and that we have provided for any reasonably foreseeable outcome related to these matters. From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and disposals, including consideration paid or received in connection with such transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that does not meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is likely to be realized upon ultimate settlement. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent.

At December 31, 2012, there was approximately $11.5 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties) included in accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The effects on our financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying Consolidated Financial Statements.

We periodically review all deferred tax asset positions (including state net operating loss carryforwards) to determine whether it is more-likely-than-not that the deferred tax assets will be realized. Certain factors considered in evaluating the potential for realization of deferred tax assets include the time remaining until expiration (related to state net operating loss carryforwards) and various sources of taxable income that may be available under the tax law to realize a tax benefit related to a deferred tax asset. This evaluation requires management to make certain assumptions about future profitability, the execution of tax strategies that may be available to us and the likelihood that these assumptions or execution of tax strategies would occur. This evaluation is highly judgmental. The results of future operations, regulatory framework of these taxing authorities and other related matters cannot be predicted with certainty. Therefore, actual realization of these deferred tax assets may be materially different from management’s estimate.

As of December 31, 2012 and 2011, we had a valuation allowance recorded totaling $6.3 million and $10.8 million, respectively, related to certain state net operating loss carryforwards because we concluded it was likely that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances. During the year ended December 31, 2012, Sonic lowered the recorded valuation allowance amount related to its deferred tax asset balances by approximately $4.5 million related to the settlement of a state tax examination and certain tax planning that will allow Sonic to realize certain state net operating loss carryforwards. During the year ended December 31, 2010, we reduced the recorded valuation allowance amount by approximately $51.0 million. This change was the result of the use of certain state net operating loss carryforwards as well as a change in estimate that we would be able to ultimately realize the benefits of recorded deferred tax balances. This change in estimate was primarily driven by the improvement experienced in our operating results, the overall improvement of the automotive retailing industry and the expectation that our results and those of the automotive retailing industry would continue to improve in the future.

We accrue for income taxes on a pro-rata basis throughout the year based on the expected year-end liability. These estimates, judgments and assumptions are updated quarterly by our management based on available information and take into consideration estimated income taxes based on prior year income tax returns, changes in income tax law, our income tax strategies and other factors. If our management receives information which causes us to change our estimate of the year end liability, the amount of expense or expense reduction required to be recorded in any particular quarter could be material to our operating results, financial position and cash flows.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update the amends the accounting guidance on testing indefinite-lived intangible assets for impairment. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is similar to the impairment testing requirements for other long-lived assets. The amendments in this accounting standard update are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. We test indefinite-lived intangible assets for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may have occurred. We do not expect this accounting standard update to have a material effect on our impairment test or disclosures.

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income:

	Percentage of Total Revenue(1)
	Year Ended December 31,
	2012	2011	2010
Revenues:
New vehicles	56.4%	54.4%	53.4%
Used vehicles	24.5%	25.7%	25.5%
Wholesale vehicles	2.2%	2.2%	2.2%
Parts, service and collision repair	13.9%	15.0%	16.2%
Finance, insurance and other	3.0%	2.7%	2.7%

Total revenues	100.0%	100.0%	100.0%
Cost of Sales(2)	85.2%	84.6%	83.8%

Gross profit	14.8%	15.4%	16.2%
Selling, general and administrative expenses	11.3%	12.0%	12.9%
Impairment charges	0.0%	0.0%	0.0%
Depreciation and amortization	0.6%	0.5%	0.5%

Operating income (loss)	2.9%	2.9%	2.8%
Interest expense, floor plan	0.2%	0.2%	0.3%
Interest expense, other, net	0.7%	0.9%	1.1%
Other (income) expense, net	0.3%	0.0%	0.1%

Income (loss) from continuing operations before taxes	1.7%	1.8%	1.3%

Provision for income taxes — (benefit) expense	0.6%	0.7%	(0.2%)

Income (loss) from continuing operations	1.1%	1.1%	1.5%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the ASC, prior years’ income statement data reflect reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to December 31, 2011 which had not been included in discontinued operations as of that date or (ii) include franchises previously held for sale which subsequently were reclassified to held and used. See Notes 1 and 2 to our accompanying Consolidated Financial Statements which discuss these and other factors that affect the comparability of the information for the periods presented.

(2)	The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

During the year ended December 31, 2012, we terminated or disposed of ten dealerships and, at December 31, 2012, had no dealerships held for sale. We did not dispose of any dealerships during the year ended December 31, 2011, and disposed of seven dealerships during the year ended December 31, 2010. The results of operations of these dealerships, including gains or losses on disposition, are included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented.

The following discussions are based on reported figures. Same store amounts do not vary significantly from reported totals since there were no significant dealership acquisitions in the years ended December 31, 2012, 2011 and 2010.

New Vehicles

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues can be influenced by on manufacturer incentives for consumers, which vary from cash-back incentives to low interest rate financing. New vehicle revenues are also dependent on manufacturers providing adequate vehicle allocations to our dealerships to meet customer demands and the availability of consumer credit.

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. For the year ended December 31, 2012, 85.5% of our total new vehicle revenue was generated by mid-line import and luxury dealerships, compared to 83.3% and 84.7% for the years ended December 31, 2011 and 2010, respectively.

The automobile retail industry uses the SAAR to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and markets in which we do not operate.

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2012	2011		2011	2010
	(in millions of vehicles)
SAAR	14.5	12.8	13.3%	12.8	11.6	10.3%

Source: Bloomberg Financial Markets, via Stephens Inc.

According to public sources, average industry volume expectations for the year ending December 31, 2013 are currently between 15.0 million and 15.5 million vehicles, which would be an increase of 3.4% to 6.9% from the industry volume for the year ended December 31, 2012. Following is information related to our new vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$4,715,924	$4,088,098	$627,826		15.4%
Gross profit	$278,349	$261,359	$16,990		6.5%
Unit sales	134,564	117,072	17,492		14.9%
Revenue per unit	$35,046	$34,920	$126		0.4%
Gross profit per unit	$2,069	$2,232	$(163)		(7.3%)
Gross profit as a % of revenue	5.9%	6.4%	(50	)bps

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$4,088,098	$3,513,842	$574,256		16.3%
Gross profit	$261,359	$229,292	$32,067		14.0%
Unit sales	117,072	102,705	14,367		14.0%
Revenue per unit	$34,920	$34,213	$707		2.1%
Gross profit per unit	$2,232	$2,233	$(1)		(0.0%)
Gross profit as a % of revenue	6.4%	6.5%	(10	)bps

The increase in new vehicle revenue for the year ended December 31, 2012 was primarily driven by a 14.9% increase in our new unit sales volume compared to the prior year, which outpaced the industry new unit sales volume increase of 13.3% compared to the prior year. Excluding fleet volume, our retail new vehicle volume growth increased 18.5% during the year ended December 31, 2012.

Our new unit volume increase for the year ended December 31, 2012 was led by our Honda and Toyota/Scion dealerships, which combined to account for 72.8% of the year-over-year increase. Our major Japanese brands (Honda, Toyota/Scion and Lexus) suffered in the year ended December 31, 2011 as a result of inventory supply reductions caused by the impact of the earthquake, tsunami and severe flooding that struck Japan in March 2011. As production returned to normal levels in 2012, we saw these brands make significant contributions to our new unit sales growth. Gross profit per new unit decreased 7.3% during the year ended December 31, 2012, primarily due to declines in gross profit per new unit at our Honda and Toyota/Scion dealerships. Our Honda and Toyota/Scion dealerships experienced high gross profit per unit during the year ended December 31, 2011 due to lack of available inventory as a result of the natural disasters in Japan during 2011. As new vehicle inventory in these brands returned to normal levels in early 2012, gross profit per unit also returned to normal levels, resulting in the decrease in our gross profit per new unit during the year ended December 31, 2012, compared to the prior year.

Total gross profit dollars increased 6.5% during the year ended December 31, 2012, in spite of the decline in gross profit per new unit, as a result of increased new unit sales volume. In addition, this incremental unit sales volume contributed to additional F&I gross profit for the year ended December 31, 2012, discussed under the heading “Finance, Insurance and Other (“F&I”)” below.

Our luxury dealerships (which include Cadillac) experienced a 13.0% increase in new vehicle revenue in the year ended December 31, 2012, compared to the prior year, primarily due to an 11.1% increase in new unit sales volume. New vehicle gross profit increased 8.4% compared to the prior year, primarily due to new unit sales volume increases at our BMW, Lexus and Audi dealerships. Luxury gross profit per new unit decreased 2.4% overall during the year ended December 31, 2012, driven primarily by decreases in gross profit per new unit at our Audi and Lexus dealerships.

Our mid-line import dealerships experienced a 27.8% increase in new vehicle revenue during the year ended December 31, 2012, primarily due to a 27.6% increase in new unit volume. New vehicle inventory availability for our major Japanese brands (Honda and Toyota) has recovered from the effects of inventory supply reductions caused by the natural disasters in Japan during 2011, which was a primary contributor to the unit sales volume increases in 2012 discussed above. Mid-line import gross profit per new unit decreased 15.9% during the year ended December 31, 2012, however, as a result of increased new unit sales volume, total mid-line import new vehicle gross profit increased 7.3% for the year ended December 31, 2012, compared to the prior year.

Excluding fleet sales, our domestic dealerships experienced a 10.5% increase in new retail vehicle revenue, a 9.8% increase in new retail vehicle gross profit and a 7.8% increase in new retail unit sales volume during the year ended December 31, 2012, compared to the prior year. New retail unit sales volume at our Ford dealerships increased 14.5%, driving a 17.9% increase in new retail vehicle revenue and an 11.2% increase in new retail vehicle gross profit. Our GM dealerships (excluding Cadillac) experienced a 1.3% increase in new retail unit sales volume, resulting in a 3.3% increase in new retail vehicle revenue and an 8.3% increase in new retail vehicle gross profit, primarily due to a 7.0% increase in gross profit per new retail unit. Including fleet sales, our domestic dealerships experienced a 0.4% increase in new vehicle revenue in the year ended December 31, 2012 despite a 5.6% decrease in new unit sales volume. Total fleet unit sales volume decreased 30.3% compared to the prior year, with a 10.7% increase in price per unit, resulting in a decrease in total fleet revenue of 22.9%.

The increase in new vehicle revenue for the year ended December 31, 2011 was primarily driven by a 14.0% increase in our new unit sales volume. Our new unit volume increase for the year ended December 31, 2011 was led by our BMW, Ford and General Motors (excluding Cadillac) dealerships, which combined to account for 51.0% of the increase compared to the prior year.

Our luxury dealerships’ (including Cadillac) new vehicle revenue increased 14.9% primarily due to 14.3% higher new unit sales volume for the year ended December 31, 2011, compared to the prior year. New vehicle gross profit increased 14.5% due to higher unit sales volume, compared to the year ended December 31, 2010. The increase in gross profit for the year ended December 31, 2011 was led by our BMW and Audi dealerships, which combined to account for a 74.8% increase in gross profit compared to the prior year.

For the year ended December 31, 2011, our mid-line import dealerships experienced a 9.4% increase in new unit sales volume and a 3.9% increase in average selling price, resulting in a 13.6% increase in new vehicle revenue compared to the prior year. These improvements were led by our Volkswagen and Hyundai dealerships, which increased their new unit sales volume by 45.4% and 34.3%, respectively, compared to the year ended December 31, 2010. New vehicle sales at our Honda and Toyota dealerships were significantly affected by inventory shortages as a result of the natural disasters in Japan discussed above.

Excluding fleet sales, our domestic dealerships experienced a 34.1% increase in new retail vehicle revenue, an 11.9% increase in new retail vehicle gross profit and a 33.7% increase in new retail unit sales volume during the year ended December 31, 2011, compared to the prior year. New retail unit sales volume at our Ford dealerships increased 31.0%, driving a 31.5% increase in new retail vehicle revenue and an 18.6% increase in new retail vehicle gross profit. Our General Motors dealerships (excluding Cadillac) experienced a 36.5% increase in new retail unit sales volume, resulting in a 36.7% increase in new retail vehicle revenue and a 5.8% increase in new retail vehicle gross profit. Despite a decrease in domestic gross profit per new unit of 16.4%, during the year ended December 31, 2011, domestic new vehicle gross profit overall increased 11.9% compared to the prior year. Including fleet sales, our domestic dealerships experienced a 27.0% increase in new vehicle revenue in the year ended December 31, 2011 driven by a 24.9% increase in new unit sales volume. Total fleet unit sales volume increased by only 2.9% compared to the prior year, with a 4.1% increase in price per unit, resulting in an increase in total fleet revenue of 7.1%.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. Following is information related to our used vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$2,053,477	$1,930,852	$122,625		6.4%
Gross profit	$143,454	$139,858	$3,596		2.6%
Unit sales	102,556	96,355	6,201		6.4%
Revenue per unit	$20,023	$20,039	$(16)		(0.1%)
Gross profit per unit	$1,399	$1,451	$(52)		(3.6%)
Gross profit as a % of revenue	7.0%	7.2%	(20	)bps

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$1,930,852	$1,679,927	$250,925		14.9%
Gross profit	$139,858	$132,948	$6,910		5.2%
Unit sales	96,355	84,172	12,183		14.5%
Revenue per unit	$20,039	$19,958	$81		0.4%
Gross profit per unit	$1,451	$1,579	$(128)		(8.1%)
Gross profit as a % of revenue	7.2%	7.9%	(70	)bps

For the years ended December 31, 2012 and 2011, our used vehicle unit volume increased compared to the respective prior years, primarily due to the continued implementation of our standardized used vehicle merchandising process. We believe this process allows us to purchase and price our used vehicles more competitively and market them more effectively than our competition, resulting in higher unit sales volume, overall revenue and overall gross profit levels. Although we experienced declines in our gross profit per unit in the years ended December 31, 2012 and 2011, the incremental unit sales volume contributed to higher gross profit experienced in our F&I and parts, service and collision repair (“Fixed Operations”) areas.

The decrease in gross profit per unit for the years ended December 31, 2012 and 2011, were due in part to the higher cost of units sold compared to the prior year and our continued effort to drive used volume at our dealerships by pricing our vehicles effectively. Costs were higher as a result of acquiring more used vehicle inventory through auctions than through trades and increased competition for obtaining quality used vehicle inventory in the second half of 2011 due in part to new vehicle inventory shortages as a result of the natural disasters in Asia. Despite lower overall gross profit per unit, we believe we were able to drive overall gross profit dollars higher through additional used volume, F&I product sales and the effects of higher volume on our Fixed Operations through reconditioning activity.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory. Following is information related to wholesale vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$183,326	$167,075	$16,251		9.7%
Gross profit (loss)	$(5,975)	$(5,206)	$(769)		(14.8%)
Unit sales	31,188	25,180	6,008		23.9%
Revenue per unit	$5,878	$6,635	$(757)		(11.4%)
Gross profit (loss) per unit	$(192)	$(207)	$15		7.2%
Gross profit (loss) as a % of revenue	(3.3%)	(3.1%)	(20	)bps

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change		% Change
	(In thousands, except units and per unit data)
Revenue	$167,075	$142,169	$24,906		17.5%
Gross profit (loss)	$(5,206)	$(4,460)	$(746)		(16.7%)
Unit sales	25,180	22,767	2,413		10.6%
Revenue per unit	$6,635	$6,245	$390		6.2%
Gross profit (loss) per unit	$(207)	$(196)	$(11)		(5.6%)
Gross profit (loss) as a % of revenue	(3.1%)	(3.1%)	0	bps

For the years ended December 31, 2012 and 2011, there was an increase in wholesale revenue and wholesale unit sales, as well as a decrease in wholesale gross loss per unit, compared to the respective prior years. Wholesale gross loss increased primarily as a result of the increased unit sales, which increased as a result of significant increases in new and used retail vehicle unit volumes. These higher retail volumes generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Wholesale gross loss at this level is acceptable to us as a necessary result of higher new and used retail volume, which drives additional gross profit in excess of these wholesale losses. See previous heading, “Used Vehicles,” for further discussion.

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

We believe that over time, vehicle quality will improve, but vehicle complexity and the associated demand for repairs at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long-term we have the ability to continue to add service capacity and increase revenues. However, based on current market conditions, we do not anticipate a near-term increase in additional service capacity. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long-term, combined with the extended manufacturer warranties on certified pre-owned (“CPO”) vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future warranty related revenues.

Following is information related to our Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands)
Revenue
Parts	$617,478	$598,012	$19,466		3.3%
Service	495,537	480,458	15,079		3.1%
Collision repair	49,304	47,202	2,102		4.5%

Total	$1,162,319	$1,125,672	$36,647		3.3%

Gross profit
Parts	$198,423	$196,245	$2,178		1.1%
Service	342,929	331,537	11,392		3.4%
Collision repair	27,551	25,709	1,842		7.2%

Total	$568,903	$553,491	$15,412		2.8%

Gross profit as a % of revenue
Parts	32.1%	32.8%	(70	)bps
Service	69.2%	69.0%	20	bps
Collision repair	55.9%	54.5%	140	bps

Total	48.9%	49.2%	(30	)bps

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change		% Change
	(In thousands)
Revenue
Parts	$598,012	$568,337	$29,675		5.2%
Service	480,458	456,144	24,314		5.3%
Collision repair	47,202	44,404	2,798		6.3%

Total	$1,125,672	$1,068,885	$56,787		5.3%

Gross profit
Parts	$196,245	$189,765	$6,480		3.4%
Service	331,537	319,165	12,372		3.9%
Collision repair	25,709	24,542	1,167		4.8%

Total	$553,491	$533,472	$20,019		3.8%

Gross profit as a % of revenue
Parts	32.8%	33.4%	(60	)bps
Service	69.0%	70.0%	(100	)bps
Collision repair	54.5%	55.3%	(80	)bps

Total	49.2%	49.9%	(70	)bps

Overall Fixed Operations customer pay revenue increased 3.9% in both years ended December 31, 2012 and 2011, compared to the respective prior years. Overall Fixed Operations used vehicle reconditioning revenue increased 6.3% and 7.5% for the years ended December 31, 2012 and 2011, respectively, compared to the respective prior years. Wholesale parts revenue also contributed to the year-over-year improvements, increasing 6.2% and 10.5% in the years ended December 31, 2012 and 2011, respectively. Fixed Operations customer pay revenue at our domestic, mid-line import and luxury dealerships increased 3.5%, 2.6%, and 10.7%, respectively, for the year ended December 31, 2012, and 1.2%, 2.8%, and 4.6%, respectively, for year ended December 31, 2011, compared to the respective prior years.

For the year ended December 31, 2012, an increase in Fixed Operations revenue contributed approximately $17.9 million in gross profit increase, partially offset by a $2.5 million decrease in gross profit due to a 30 basis point decline in the gross margin rate caused primarily by a shift in revenue mix away from higher margin warranty sales to lower margin wholesale parts sales, and declines in customer pay and wholesale parts margin rates compared to the prior year. Our Fixed Operations gross profit increased approximately $20.0 million, or 3.8%, for the year ended December 31, 2011 compared to the prior year. For the year ended December 31, 2011, an increase in Fixed Operations revenue contributed approximately $27.9 million in gross profit increase, partially offset by a $7.9 million decrease in gross profit caused primarily by a 70 basis point decline in the gross margin rate caused primarily by a shift in revenue mix to lower margin wholesale parts sales and declines in customer pay and wholesale parts margin rates compared to the prior year.

As of December 31, 2012, we operated 21 collision repair centers. Collision repair revenues increased 4.5% in the year ended December 31, 2012 compared to the prior year, primarily due to a 7.0% increase in customer pay revenues. Collision repair revenues increased 6.3% for the year ended December 31, 2011 compared to the prior year, primarily due to an increase in sublet revenues of 22.0%.

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

F&I revenues are driven by the level of new and used vehicle unit sales, manufacturer financing or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage. Our finance penetration rates increased 170 basis points, to 71.6%, for the year ended December 31, 2012, compared to the prior year. Our extended service contract penetration rates increased 260 basis points, to 28.4%, for the year ended December 31, 2012. Further, the aftermarket products penetration rate increased 890 basis points, to 120.2%, for the year ended December 31, 2012, compared to the prior year, meaning that we sold more than one aftermarket product per vehicle, on average, in both years. Penetration rates were positively impacted by a strengthening economy and increasing consumer confidence, combined with continued positive results from the effective roll-out of our F&I best practices in the prior year.

Following is information related to F&I:

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except per unit data)
Revenue	$250,422	$209,109	$41,313	19.8%
Gross profit per retail unit (excludes fleet)	$1,083	$1,020	$63	6.2%

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change	% Change
	(In thousands, except per unit data)
Revenue	$209,109	$173,313	$35,796	20.7%
Gross profit per retail unit (excludes fleet)	$1,020	$970	$50	5.2%

F&I revenues increased during the year ended December 31, 2012 compared to the prior year, primarily due to an increase in total new and used retail (excluding fleet) unit volume of 26,273 units, or 12.8%. F&I gross profit per unit improved 6.2% in the year ended December 31, 2012 compared to the prior year, primarily due to improved penetration. Finance contract gross revenue improved 16.7% for the year ended December 31, 2012 compared to the prior year, due to the 12.8% increase in unit volume and an increase in the finance contract penetration rate of 170 basis points. Finance contract gross revenue may be under pressure if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Compared to the year ended December 31, 2011, service contract revenue increased 20.3% and aftermarket contract revenue increased 24.3% in the year ended December 31, 2012, and total service contract volume increased 22.2% and aftermarket contract volume increased 21.8%.

F&I revenues increased during the year ended December 31, 2011 compared to the prior year primarily due to an increase in total new and used retail (excluding fleet) unit volume of 26,311 units, or 14.7%, increased penetration rates and higher profit per unit. F&I gross profit per retail unit increased 5.2% in the year ended December 31, 2011 compared to the prior year, primarily due to better pricing on finance contracts in the year ended December 31, 2011 and a 44.9% increase in aftermarket products sold.

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

Following is information related to our SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands)
Compensation	$566,886	$527,146	$(39,740)		(7.5%)
Advertising	50,349	49,128	(1,221)		(2.5%)
Rent and rent related	106,628	115,081	8,453		7.3%
Other	225,163	208,069	(17,094)		(8.2%)

Total	$949,026	$899,424	$(49,602)		(5.5%)

SG&A as a % of gross profit
Compensation	45.9%	45.5%	(40	)bps
Advertising	4.1%	4.2%	10	bps
Rent and rent related	8.6%	9.9%	130	bps
Other	18.2%	18.0%	(20	)bps

Total	76.8%	77.6%	80	bps

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change		% Change
	(In thousands)
Compensation	$527,146	$498,653	$(28,493)		(5.7%)
Advertising	49,128	43,430	(5,698)		(13.1%)
Rent and rent related	115,081	119,547	4,466		3.7%
Other	208,069	184,962	(23,107)		(12.5%)

Total	$899,424	$846,592	$(52,832)		(6.2%)

SG&A as a % of gross profit
Compensation	45.5%	46.8%	130	bps
Advertising	4.2%	4.1%	(10	)bps
Rent and rent related	9.9%	11.2%	130	bps
Other	18.0%	17.4%	(60	)bps

Total	77.6%	79.5%	190	bps

Overall SG&A expense dollars increased in the year ended December 31, 2012 compared to the prior year, primarily due to increases in revenue, gross profit and unit sales volume driving higher variable compensation costs and other SG&A expenses. Overall SG&A expense as a percentage of gross profit decreased by 80 basis points from the prior year, driven primarily by our ability to leverage our fixed costs (primarily fixed compensation and rent) with higher gross profit dollars.

Compensation costs as a percentage of gross profit increased 40 basis points for the year ended December 31, 2012, primarily due to increases in sales compensation expense, driven by higher sales commissions associated with higher unit sales volume compared to the comparable prior year. Lower overall gross profit per unit compounded the effect of the increase in sales compensation expense on compensation costs as a percentage of gross profit.

Compared to the year ended December 31, 2011, total advertising expense in the year ended December 31, 2012 increased in dollar amount and decreased as a percentage of gross profit as a result of our retail advertising strategy to increase traffic and sales activity at our dealerships and the higher gross profit levels.

For the year ended December 31, 2012, rent and rent related expenses decreased in dollar amount and as a percentage of gross profit compared to the prior year, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

Other SG&A expenses increased in the year ended December 31, 2012, compared to the prior year, primarily due to customer related costs as a result of the higher level of sales activity, IT spending, increased services by outside contractors and training costs.

Overall SG&A expense dollars increased in the year ended December 31, 2011 compared to the prior year, due to increases in revenue, gross profit and unit sales volume driving higher variable compensation costs and other SG&A expenses. Overall SG&A expense as a percentage of gross profit decreased by 190 basis points compared to the prior year, driven primarily by our ability to leverage our fixed costs (primarily fixed compensation and rent) with higher gross profit dollars.

Compensation costs as a percentage of gross profit decreased 130 basis points for the year ended December 31, 2011, compared to the prior year, primarily due to higher gross profit levels in the year ended December 31, 2011, allowing us to better leverage fixed compensation cost and benefit from continued efforts to align variable compensation with target levels of profit performance.

Compared to the year ended December 31, 2010, total advertising expense in the year ended December 31, 2011 increased in dollar amount and as a percentage of gross profit as a result of our retail advertising strategy to increase traffic and sales activity at our dealerships.

For the year ended December 31, 2011, rent and rent related expenses decreased in dollar amount and as a percentage of gross profit compared to the prior year, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased, partially offset by the write-off of favorable lease assets associated with facilities that were no longer being used in operations.

Other SG&A expenses increased in the year ended December 31, 2011, compared to the prior year, primarily due to customer related costs as a result of the higher level of sales activity, IT spending, legal expenses, increased services by outside contractors, non-income taxes, training costs and the timing of certain insurance expenses.

Impairment Charges

Impairment charges increased $0.2 million for the year ended December 31, 2012 due to property and equipment impairment charges recorded in the year ended December 31, 2012. Impairment charges were flat for the year ended December 31, 2011 compared to the prior year, and consisted of property and equipment impairment.

Depreciation and Amortization

Depreciation expense increased $5.8 million, or 14.8%, in the year ended December 31, 2012, compared to prior year, and $5.8 million, or 17.1%, in the year ended December 31, 2011, compared to the prior year. The increases were primarily related to continuing operations additions to gross property and equipment of $56.3 million in the year ended December 31, 2012 and $124.8 million in the year ended December 31, 2011, excluding land and construction in progress. The increases in depreciable property were due in part to the purchase of five of our dealership properties in January 2011 that were previously leased through long-term operating leases, and the completion of several facilities improvement projects.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $1.3 million, or 8.0%, for the year ended December 31, 2012, compared to the prior year. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $184.9 million in the year ended December 31, 2012, resulting in an increase in new vehicle floor plan interest expense of approximately $4.4 million compared to the prior year. The average new vehicle floor plan interest rate incurred by continuing dealerships was 2.02% for the year ended December 31, 2012, compared to 2.38% for the year ended December 31, 2011, which resulted in a decrease in interest expense of approximately $3.1 million, partially offsetting the increase due to higher average floor plan notes payable balances discussed above.

Interest expense, floor plan for used vehicles incurred by continuing operations decreased approximately $0.2 million, or 10.1%, for the year ended December 31, 2012, compared to the prior year. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $14.4 million in the year ended December 31, 2012, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.4 million compared to the prior year. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.68% for the year ended December 31, 2012, compared to 2.51% for the year ended December 31, 2011, which resulted in an increase in interest expense of approximately $0.2 million, partially offsetting the decrease due to lower average floor plan notes payable balances discussed above.

Interest expense, floor plan for new vehicles incurred by continuing operations decreased approximately $2.2 million, or 11.9%, for the year ended December 31, 2011, compared to the prior year. The average new vehicle floor plan interest rate incurred by continuing dealerships was 2.38% for the year ended December 31, 2011, compared to 2.67% for the year ended December 31, 2010, which resulted in a decrease in interest expense of approximately $2.0 million. The average new vehicle floor plan notes payable balance for continuing operations decreased approximately $8.2 million in the year ended December 31, 2011, resulting in a decrease in new vehicle floor plan interest expense of approximately $0.2 million compared to the prior year.

Interest expense, floor plan for used vehicles incurred by continuing operations increased approximately $0.3 million, or 17.6%, for the year ended December 31, 2011, compared to the prior year. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $17.3 million in the year ended December 31, 2011, resulting in an increase in used vehicle floor plan interest expense of approximately $0.4 million compared to the prior year. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.51% for the year ended December 31, 2011, compared to 2.63% for the year ended December 31, 2010, which resulted in a decrease in interest expense of approximately $0.1 million, partially offsetting the increase due to higher average floor plan notes payable balances discussed above.

Interest Expense, Other, Net

Interest expense, other, net, is summarized in the schedule below:

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In millions)
Stated/coupon interest	$42,081	$41,482	$(599)	(1.4%)
Discount/premium amortization	3,229	5,660	2,431	43.0%
Deferred loan cost amortization	2,868	3,725	857	23.0%
Cash flow swap interest	12,697	18,492	5,795	31.3%
Interest allocated to discontinued operations	(656)	(1,230)	(574)	(46.7%)
Capitalized interest	(1,198)	(2,290)	(1,092)	(47.7%)
Other interest	1,069	1,018	(51)	(5.0%)

Total	$60,090	$66,857	$6,767	10.1%

	Year Ended December 31,		Better / (Worse)
	2011	2010	Change	% Change
	(In millions)
Stated/coupon interest	$41,482	$44,174	$2,692	6.1%
Discount/premium amortization	5,660	5,719	59	1.0%
Deferred loan cost amortization	3,725	3,935	210	5.3%
Cash flow swap interest	18,492	22,442	3,950	17.6%
Interest allocated to discontinued operations	(1,230)	(2,086)	(856)	(41.0%)
Capitalized interest	(2,290)	(2,330)	(40)	(1.7%)
Other interest	1,018	1,325	307	23.2%

Total	$66,857	$73,179	$6,322	8.6%

Interest expense, other, net, decreased approximately $6.8 million for the year ended December 31, 2012, compared to the prior year. The decrease was primarily due to a $2.4 million reduction in discount/premium amortization and a $0.9 million reduction in deferred loan cost amortization related to the extinguishment of the 5.0% Convertible Notes, offset partially by a $0.6 million increase in stated/coupon interest related to the issuance of the 7.0% Notes. In addition, several interest rate cash flow swaps (“cash flow swaps”) expired and were replaced with cash flow swaps at a lower fixed rate, resulting in a $5.8 million decrease in cash flow swap interest.

For the year ended December 31, 2011, interest expense, other, net, decreased approximately $6.3 million compared to the prior year. The decrease was primarily due to a $2.7 million reduction in stated/coupon interest related to the redemption of the 8.625% Senior Subordinated Notes due 2013 (the “8.625% Notes”) and a $4.1 million decrease in non-cash charges related to changes in the fair value of cash flow swaps not designated as hedges and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps.

Other Income (Expense), Net

Other income (expense), net, was an expense of approximately $19.6 million, $1.0 million and $7.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. We recorded a loss extinguishment of debt of approximately $19.7 million in the year ended December 31, 2012, related to the extinguishment of the 5.0% Convertible Notes. We recorded a loss on extinguishment of debt of approximately $1.1 million in the year ended December 31, 2011, related to the retirement of $17.4 million and $42.9 million in aggregate principal amount of the 5.0% Convertible Notes and 8.625% Notes, respectively. We recorded a loss on extinguishment of debt of approximately $7.7 million in the year ended December 31, 2010, related to the retirement of $232.1 million in aggregate principal amount of the 8.625% Notes. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion.

Provision for Income Taxes

The effective tax rate from continuing operations was 35.4%, 38.8% and (19.0%) for the years ended December 31, 2012, 2011 and 2010, respectively. The effective tax rate for the period ended December 31, 2012 was lower than the prior year primarily due to a $3.6 million tax benefit during the second quarter ended June 30, 2012, related to the settlement of a state tax examination. In the year ended December 31, 2010, a reduction of valuation allowances on deferred tax assets and other tax adjustments of $48.2 million resulted in an overall tax benefit from continuing operations. Excluding the effect of these items in 2010, the effective tax rate from continuing operations would have been 39.0% for the year ended December 31, 2010. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

Discontinued Operations

The pre-tax losses from discontinued operations and the sale of dealerships were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income (loss) from operations	$(9,946)	$(8,593)	$(11,305)
Gain (loss) on disposal	10,265	(386)	2,629
Lease exit accrual adjustments and charges	(4,293)	(171)	(4,232)
Property impairment charges	(510)	(951)	—

Pre-tax income (loss)	$(4,484)	$(10,101)	$(12,908)

Total revenues	$182,884	$350,369	$357,784

Loss from discontinued operations improved from prior year levels due to the disposal of under-performing dealerships in 2012 which incurred significant operating losses in the years ended December 31, 2011 and 2010 prior to their disposal. A gain of approximately $10.3 million was recorded on the disposition of these ten dealerships during the year ended December 31, 2012.

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under our 2011 Credit Facilities and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material and adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depends to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

During the year ended December 31, 2012, we issued $200.0 million in aggregate principal amount of 7.0% Notes and repurchased the remaining outstanding principal amount of the 5.0% Convertible Notes through an offer to exchange newly issued shares of Class A common stock and cash. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 7.0% Notes and 5.0% Convertible Notes. As a result of these refinancing and repurchase activities, other than principal payments due on mortgage notes and certain term notes, we do not have another significant non-floor plan debt maturity until the maturity of the 2011 Credit Facilities in 2016 and the maturity of the aggregate principal amount outstanding of the 9.0% Notes in 2018.

In the year ended December 31, 2012, our operational performance continued to rebound as the economy and the automotive retail industry environment improved coming out of the economic crisis that began in the fourth quarter ended December 31, 2008. According to public sources, average industry expectations for new vehicle unit sales volume in the year ending December 31, 2013 are between 15.0 million and 15.5 million vehicles which, if realized, would be an increase of 3.4% to 6.9% from the industry volume in the year ended December 31, 2012. We believe our current capital structure and the expected results of our operating activities will enable us to continue to service our liquidity requirements during the year ending December 31, 2013.

During the fourth quarter of 2012, we entered into a program with one of our manufacturer-affiliated finance companies wherein we maintain a deposit balance with the lender that earns interest based on the lowest interest rate charged on new vehicle floor plan balances held with the lender. This deposit balance is not designated as a pre-payment of notes payable — floor plan, nor is it our intent to use this amount to offset amounts owed under notes payable — floor plan in the future, although we have the right and ability to do so. The deposit balance of $60.0 million as of December 31, 2012 is classified in other current assets in the accompanying Consolidated Balance Sheets, as there are restrictions on our availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Consolidated Statements of Income. For the year ended December 31, 2012, the reduction in interest expense, floor plan, was approximately $0.3 million.

Long-Term Debt and Credit Facilities

2011 Credit Facilities

Our 2011 Credit Facilities, which are scheduled to mature on August 15, 2016. Availability under the 2011 Revolving Credit Facility is calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of SMI that are pledged as collateral by SFC, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Revolving Credit Facility may be increased at our option to $225.0 million upon satisfaction of certain conditions. A withdrawal of the pledge of SMI common stock by SFC, or a decline in the value of SMI common stock, could reduce the amount we can borrow under the 2011 Credit Facilities. Subsequent to December 31, 2012, we finalized an amendment to our 2011 Revolving Credit Facility that, among other things, removed the pledge of 5,000,000 shares of SMI common stock as collateral, which could reduce our borrowing availability. This pledge of common stock added approximately $43.7 million to our borrowing base and approximately $33.5 million to our borrowing availability as of December 31, 2012.

Based on balances as of December 31, 2012, the 2011 Revolving Borrowing Base was approximately $175.0 million. We had $6.2 million in outstanding borrowings and $34.8 million in outstanding letters of credit under the 2011 Revolving Credit Facility, resulting in total borrowing availability of $134.0 million under the 2011 Revolving Credit Facility based on balances as of December 31, 2012.

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

The 2011 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility in an amount up to $500.0 million (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility in an amount up to $80.0 million, subject to a borrowing base (the “2011 Used Vehicle Floor Plan Facility”). We may, under certain conditions, request an increase in the 2011 Floor Plan Facilities of up to $175.0 million, which shall be allocated between the 2011 New Vehicle Floor Plan Facility and the 2011 Used Vehicle Floor Plan Facility as we request, with no more than 15% of the aggregate commitments allocated to the commitments under the 2011 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2011 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries. The amounts outstanding under the 2011 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

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

7.0% Notes

On July 2, 2012, we issued $200.0 million in aggregate principal amount of 7.0% Notes which mature on July 15, 2022. The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof, resulting in a yield to maturity of 7.125%. We used the net proceeds from the issuance of the 7.0% Notes and issued 4,074,905 shares of Class A common stock to repurchase all of the outstanding 5.0% Convertible Notes pursuant to an exchange offer (see the heading “5.0% Convertible Notes” below for further discussion). Remaining proceeds from the issuance of the 7.0% Notes will be used for general corporate purposes, including repurchases of shares of Class A common stock. The 7.0% Notes are unsecured senior subordinated obligations and are guaranteed by our domestic operating subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013. We may redeem the 7.0% Notes in whole or in part at any time after July 15, 2017 at the redemption prices in the following table, which are expressed as percentages of the principal amount. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 7.0% Notes.

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

5.0 % Convertible Notes

During the year ended December 31, 2012, we repurchased all of the outstanding 5.0% Convertible Notes through an offer to exchange newly issued shares of Class A common stock and cash from the issuance of the 7.0% Notes. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion.

Notes Payable to a Finance Company

Three notes payable totaling $26.6 million in aggregate principal were assumed with the purchase of certain dealerships during the year ended December 31, 2004 (the “Assumed Notes”). The Assumed Notes mature November 1, 2015 through September 1, 2016 and are collateralized by letters of credit. We recorded the Assumed Notes at fair value using an interest rate of 5.35%. Although the Assumed Notes allow for prepayment, the penalties and fees are disproportionately burdensome relative to the Assumed Notes’ principal balance. Therefore, we do not currently intend to prepay the Assumed Notes. The outstanding aggregate principal amount of the Assumed Notes was $10.6 million as of December 31, 2012.

Mortgage Notes

During the year ended December 31, 2012, we obtained $25.7 million in mortgage financing related to three of our dealership properties. During the year ended December 31, 2011, we obtained $54.4 million in net mortgage financing related to five of our dealership properties. During the year ended December 31, 2010, we obtained $21.2 million in mortgage financing related to four of our dealership properties. Since implementing our strategy of owning more of our dealership properties in late 2007, we have added $222.9 million in mortgage financing to our capital structure on 21 of our dealership properties. These mortgage notes require monthly payments of principal and interest through maturity, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates range between June 2013 and March 2031. As of December 31, 2012, the weighted average interest rate on our mortgages was 4.62% and the total outstanding principal balance of our mortgages was $200.0 million.

Operating Leases

We lease facilities for the majority of our dealership operations under operating lease arrangements. These facility lease arrangements normally have fifteen to twenty year terms with one or two ten year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Approximately 20% of these facility leases have payments that vary based on interest rates. See the table under the heading “Future Liquidity Outlook” below for our future minimum lease payment obligations, net of sublease proceeds.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR and prime. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 2.08%, 2.40% and 2.67% for the years ended December 31, 2012, 2011 and 2010, respectively. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $35.3 million, $26.9 million and $24.6 million in the years ended December 31, 2012, 2011 and 2010, respectively, and recognized in cost of sales for continuing operations approximately $32.1 million, $25.3 million and $22.5 million in the years ended December 31, 2012, 2011 and 2010, respectively, in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Covenants and Default Provisions

Non-compliance with covenants, including a failure to make any payment when due, under our 2011 Credit Facilities, our bilateral floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”), operating lease agreements, mortgage notes, 9.0% Notes and 7.0% Notes (collectively, our “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2011 Credit Facilities. A default under our 2011 Credit Facilities would constitute a default under our Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under our 2011 Credit Facilities and one or more Silo Floor Plan Facilities, or certain other debt obligations would not result in a default under our 9.0% Notes or 7.0% Notes unless our repayment obligations under the 2011 Credit Facilities and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of our Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2011 Credit Facilities include the following financial covenants:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.50
December 31, 2012 actual	1.15	1.69	3.94

In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent with a required ratio of no less than 1.50 to 1.00. As of December 31, 2012, the ratio was 3.14 to 1.00.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2012. We expect to be in compliance with all of our long-term debt agreements for the foreseeable future.

Acquisitions and Dispositions

During the year ended December 31, 2012, we did not acquire any dealerships. Under the 2011 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is in excess of $50.0 million, or if the aggregate cost of such acquisitions is in excess of $175.0 million during the term of the agreement, without the written consent of the Required Lenders (as that term is defined in the 2011 Credit Facilities).

Capital Expenditures

Our capital expenditures include the purchase of land and buildings, construction of new dealerships and collision repair centers, building improvements and equipment purchased for use in our dealerships. We selectively construct or improve new dealership facilities to maintain compliance with manufacturers’ image requirements. We typically finance these projects through new mortgages, or, alternatively, through our credit facilities. We also fund these improvements through cash flows from operations.

Capital expenditures for the year ended December 31, 2012 were approximately $95.4 million. Of this amount, approximately $54.7 million was related to facility construction projects, $14.6 million was related to real estate acquisitions and $26.1 million was for fixed assets utilized in our dealership operations. Of the capital expenditures in the year ended December 31, 2012, approximately $25.7 million was funded through mortgage financing and approximately $69.7 million was funded through cash from operations and use of our credit facilities. We expect to receive approximately $24.8 million of additional mortgage funding in the year ending December 31, 2013 related to capital expenditures that occurred prior to December 31, 2012. As of December 31, 2012, commitments for facilities construction projects totaled approximately $44.8 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. During the year ended December 31, 2012, we repurchased approximately 4.4 million shares of our Class A common stock for approximately $82.9 million. During the third quarter of 2012, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. As of December 31, 2012, our total remaining repurchase authorization was approximately $49.6 million. Subsequent to December 31, 2012, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock, increasing our remaining repurchase authorization to approximately $149.6 million before including the effect of any share repurchases subsequent to December 31, 2012. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2011 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B common stock totaling $0.10 per share during the year ended December 31, 2012. Subsequent to December 31, 2012, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for shareholders of record on March 15, 2013 to be paid on April 15, 2013. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 9.0% Notes and 7.0% Notes also contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

Cash Flows from Operating Activities — Net cash used in operating activities was approximately $67.4 million for the year ended December 31, 2012 and net cash provided by operating activities was approximately $153.6 million and $255.0 million for the years ended December 31, 2011 and 2010, respectively. The net cash used in operations for the year ended December 31, 2012 consisted primarily of an increase in inventory, offset partially by net income and an increase in notes payable floor plan. The net cash provided by operations for the year ended December 31, 2011 consisted primarily of net income, a reduction in inventory, and an increase in accounts payable and other liabilities offset partially by an increase in accounts receivable. The net cash provided by operations for the year ended December 31, 2010 consisted primarily of net income and an increase in notes payable floor plan-trade, offset partially by an increase in inventory.

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

Net cash provided by combined trade and non-trade floor plan financing was approximately $310.9 million, $6.4 million and $95.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $57.3 million, $169.8 million and $86.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The shift between trade floor plan and non-trade floor plan during the year ended December 31, 2010 was primarily due to the realignment in floor plan providers under the then existing 2010 Credit Facilities.

Cash Flows from Investing Activities — Cash used in investing activities during the years ended December 31, 2012, 2011 and 2010 was $21.7 million, $157.0 million, and $58.7 million, respectively. During the years ended December 31, 2012 and 2010, the majority of the investing activities cash outflow was related to capital expenditures, offset partially by proceeds received from dealership dispositions. During the year ended December 31, 2011, cash used in investing activities was primarily related to capital expenditures. There were no dealership acquisitions in the years ended December 31, 2012, 2011 and 2010.

The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships. During the years ended December 31, 2012, 2011 and 2010, we used net proceeds from mortgage financing in the amount of approximately $25.7 million, $54.4 million and $21.2 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.

Cash Flows from Financing Activities — Net cash provided by financing activities was approximately $90.5 million for the year ended December 31, 2012. Net cash used in financing activities was approximately $16.5 million and $204.6 million for the years ended December 31, 2011 and 2010. For the year ended December 31, 2012, cash flow provided by financing activities was comprised primarily of net borrowings on notes payable floor plan — non-trade and proceeds from the issuance of $200.0 million of 7.0% Notes, offset partially by the extinguishment of the remaining $155.1 million of principal of the 5.0% Convertible Notes, scheduled principal payments on mortgage and term notes and repurchases of treasury stock.

During the year ended December 31, 2011, cash flow used in financing activities was comprised primarily of repurchases of debt securities, repurchases of treasury stock and principal payments on long-term debt, offset partially by proceeds from mortgage financing and net borrowings on notes payable floor plan — non-trade. The repurchases of debt securities consisted of approximately $17.4 million in aggregate principal amount of the 5.0% Convertible Notes and the remaining $42.9 million in aggregate principal amount of the 8.625% Notes.

During the year ended December 31, 2010, cash used in financing activities was comprised primarily of repurchases of debt securities and net repayments on notes payable floor plan — non-trade, offset partially by proceeds from new borrowings, net of debt issuance costs. The repurchases of debt securities included the remaining aggregate principal amount of our 4.25% Convertible Notes for approximately $17.0 million and a portion of our 8.625% Notes for approximately $232.1 million. New borrowings consisted of the issuance of $210.0 million of 9.0% Notes and mortgage proceeds of approximately $21.2 million.

Cash Flows from Discontinued Operations — Our Consolidated Statements of Cash Flows include both continuing and discontinued operations. Net cash used in operating activities associated with discontinued operations for the year ended December 31, 2012 was approximately $32.9 million. This was substantially comprised of changes in assets and liabilities that relate to dealership operations. Net cash provided by investing activities associated with discontinued operations for the year ended December 31, 2012 was approximately $66.4 million. This was substantially comprised of the proceeds received from dealership dispositions. In our

Consolidated Statements of Cash Flows, cash flows from financing activities for the year ended December 31, 2012 represent an immaterial amount of total cash flows from discontinued operations.

Guarantees and Indemnification Obligations

See discussion under heading “Off-Balance Sheet Arrangements — Guarantees and Indemnification Obligations” below.

Future Liquidity Outlook

Our future contractual obligations are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Floor Plan Facilities	$1,179,218	$—	$—	$—	$—	$—	$1,179,218
Long-Term Debt(1)	18,299	15,532	25,964	49,656	29,790	492,958	632,199
Letters of Credit	34,784	—	—	—	—	—	34,784
Estimated Interest Payments on Floor Plan Facilities(2)	3,888	—	—	—	—	—	3,888
Estimated Interest Payments on Long-Term Debt(3)	56,715	54,454	47,646	41,219	39,546	90,662	330,242
Operating Leases (Net of Sublease Rentals)	104,159	91,735	78,793	75,090	68,261	230,977	649,015
Construction Contracts	44,802	—	—	—	—	—	44,802
Other Purchase Obligations(4)	24,706	47	—	—	—	—	24,753
FIN 48 Liability(5)	500	—	—	—	—	10,984	11,484

Total	$1,467,071	$161,768	$152,403	$165,965	$137,597	$825,581	$2,910,385

(1)	Long-term debt amounts consist only of principal obligations.

(2)	Floor plan facilities balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2012 floor plan facilities balance, the weighted average interest rate for the fourth quarter ended December 31, 2012 of 2.01% and the assumption that floor plan facilities balances at December 31, 2012 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.

(3)	Estimated interest payments include payments related to interest rate swaps.

(4)	Other Purchase Obligations include contracts for real estate purchases, office supplies, utilities and various other items or services.

(5)	Amount represents recorded liability, including interest and penalties, related to “Accounting for Uncertain Income Tax Positions” in the ASC. See Notes 1 and 7 to the accompanying Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

Guarantees and Indemnification Obligations

In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. As of December 31, 2012, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $102.8 million. Future sublease payments expected to be received related to these lease payments were approximately $84.9 million at December 31, 2012.

In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $28.8 million at December 31, 2012. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2012. We expect the aggregate amount of the obligations we guarantee to increase as we dispose of additional dealerships. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sub-lessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying Consolidated Financial Statements for further discussion regarding these guarantees and indemnification obligations.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $813.5 million at December 31, 2012 and approximately $533.0 million at December 31, 2011. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $6.4 million in the year ended December 31, 2012 and approximately $4.7 million in the year ended December 31, 2011. Of the total change in interest expense, approximately $6.1 million and $4.4 million in the years ended December 31, 2012 and 2011, respectively, would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of December 31, 2012 and 2011 approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the year ended December 31, 2012 due to the leases containing LIBOR floors which were above the LIBOR rate during the year ended December 31, 2012.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at December 31, 2012 was a liability of approximately $34.3 million, with $12.1 million included in other accrued liabilities and $22.2 million recorded to other long-term liabilities in the accompanying Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2011 was a liability of approximately $37.6 million, with $13.2 million included in other accrued liabilities and $24.4 million included in other long-term liabilities in the accompanying Consolidated Balance Sheets. We will receive and pay interest based on the following:

Notional Amount	Pay Rate	Receive Rate(1)	Maturing Date
(In millions)
$ 3.2	7.100%	one-month LIBOR + 1.50%	July 10, 2017
$ 9.9	4.655%	one-month LIBOR	December 10, 2017
$ 8.1(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$ 6.1	4.330%	one-month LIBOR	July 1, 2013
$100.0	3.280%	one-month LIBOR	July 1, 2015
$100.0	3.300%	one-month LIBOR	July 1, 2015
$ 6.8(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$ 50.0	2.767%	one-month LIBOR	July 1, 2014
$ 50.0	3.240%	one-month LIBOR	July 1, 2015
$ 50.0	2.610%	one-month LIBOR	July 1, 2014
$ 50.0	3.070%	one-month LIBOR	July 1, 2015
$100.0(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0(3)	2.015%	one-month LIBOR	June 30, 2017

(1)	The one-month LIBOR rate was 0.209% at December 31, 2012.

(2)	Changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 1, 2015.

During the year ended December 31, 2010, we entered into two $100.0 million notional amount forward-starting interest rate swap agreements which became effective in July 2012 and terminate in July 2015. During the year ended December 31, 2011, we entered into four $50.0 million notional amount forward-starting interest rate swap agreements which became effective in July 2012 and terminate between July 2014 and July 2015. During the year ended December 31, 2012, we entered into two $100.0 million notional amount forward-starting interest rate swap agreements which will become effective in July 2015 and terminate in June 2017. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity.

Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate swaps are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	($ in thousands)
Long-term debt:
Fixed rate maturities	$9,147	$12,471	$16,449	$25,147	$14,268	$486,312	$563,794
Fixed rate outstanding(1)	$563,794	$554,647	$542,176	$525,727	$500,580	$486,312		$617,332
Average rate on fixed outstanding debt(1)	7.48%	7.48%	7.49%	7.54%	8.19%	7.73%
Variable rate maturities	$9,152	$3,061	$9,515	$24,509	$15,522	$6,646	$68,405
Variable rate outstanding(1)	$68,405	$59,253	$56,192	$46,677	$22,168	$6,646		$67,606
Average rate on variable outstanding debt(1)	2.45%	2.41%	2.40%	2.22%	1.73%	2.21%
Cash flow interest rate swaps:
Variable to fixed maturities	$7,553	$101,427	$301,427	$1,427	$222,309	$—	$634,143
Variable to fixed outstanding(1)	$426,590	$325,163	$223,736	$223,309	$—	$—		$(34,289)
Average pay rate on outstanding swaps(1)	3.29%	3.46%	2.46%	2.44%	0.00%	0.00%

(1)	Based on amounts outstanding at December 31 of each respective period.

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

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012, because of the identification of the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness that existed as of December 31, 2012, our CEO and CFO have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are in the process of remediating such material weakness as described below.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. In addition, any evaluation of the effectiveness of internal controls over financial reporting in future periods is subject to risk that those internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As a result of the material weakness described below, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework issued by COSO. The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2012, which is included herein.

Material Weakness in Internal Control over Financial Reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with its assessment, management identified control deficiencies that, in the aggregate, represent a material weakness at December 31, 2012 related to the inadequate design and operating effectiveness of controls related to the recording of new and used vehicle revenues and related accounts receivable and the design of vehicle inventory valuation controls. Management determined that the Company’s design and implementation of controls over the new and used vehicle revenue process, including those related to accounts receivable, were inadequate. Specifically, the Company does not have an appropriate level of preventive and detective controls to approve and accurately record new and used vehicle revenue transactions and the resulting accounts receivable. In addition, the Company does not currently have an adequate level of controls in place to verify the proper valuation of vehicle inventory in conjunction with the inventory stock in process. Although the amount of new and used vehicle revenue, accounts receivable and vehicle inventory adjustments identified are immaterial, the absence of sufficient controls creates the risk that a material error in our new and used vehicle revenue, accounts receivable or vehicle inventory accounts would not be prevented or detected. The Company has initiated a thorough review of its new and used vehicle revenue, accounts receivable and vehicle inventory processes and controls to verify that sufficient personnel resources and appropriate supervision are in place to properly address accounting matters inherent in the Company’s accounting and reporting.

Remediation of Material Weakness. Management is in the process of developing a remediation plan to address the internal control deficiencies identified above, and the audit committee of the Company’s Board of Directors will monitor the implementation of the remediation plan. While management is still in the process of developing its remediation plan and cannot reasonably estimate when the remediation plan will be implemented, the Company expects remedial measures may include hiring additional accounting personnel, implementing training programs for our existing accounting and reporting personnel, revising the Company’s policies and providing appropriate training on the policies or engaging a third-party firm to assist it in developing appropriate remedial measures.

In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies.

Changes in Internal Control over Financial Reporting. Except as discussed above, there has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is furnished by incorporation by reference to the information under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Corporate Governance and Other Information — Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on April 17, 2013 (the “Proxy Statement”). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the captions entitled “Executive Compensation” and “Director Compensation for 2012” in the Proxy Statement.

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

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(1) Financial Statements: Consolidated Balance Sheets as of December 31, 2012 and 2011. Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2011 and 2012. Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

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

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2*	Indenture dated as of March 12, 2010 by and among Sonic Automotive, Inc, as issuer, the guarantors named therein, and U.S. Bank National Association, as trustee, relating to the 9.0% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to the March 15, 2010 Form 8-K).

4.3*	Form of 9.0% Senior Subordinated Note due 2018 (incorporated by reference to Exhibit 4.2 to the March 15, 2010 Form 8-K).

4.4*	Registration Rights Agreement dated as of July 2, 2012 by and among Sonic Automotive, Inc., the guarantors set forth on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.5*	Indenture dated as of July 2, 2012 by an among Sonic Automotive, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

EXHIBIT NO.	DESCRIPTION

4.6*	Form of 7.0% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.3 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).(1)

10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)

10.5*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675))(1)

10.6*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)

10.7*	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (incorporated by reference to Exhibit 10.12 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.8*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.9*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.10*	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008 (incorporated by reference to Appendix B to Sonic’s Definitive Proxy Statement on Schedule 14A filed April 9, 2009).(1)

10.11*	Standard form of lease executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)).

10.12*	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to Sonic’s 2008 Annual Report).

10.13*	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.40 to Sonic’s 2008 Annual Report).

10.14*	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.41 to Sonic’s 2008 Annual Report).

EXHIBIT NO.	DESCRIPTION

10.15*	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.42 to Sonic’s 2008 Annual Report).

10.16*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.17*	Amendment No. 1 to Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to Exhibit 10.45 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).(1)

10.18*	Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “June 2011 Quarterly Report”)).

10.19*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Sonic’s June 2011 Quarterly Report).

10.20*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to Sonic’s June 2011 Quarterly Report).

10.21*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to Sonic’s June 2011 Quarterly Report).

10.22*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to Sonic’s June 2011 Quarterly Report).

10.23*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.6 to Sonic’s June 2011 Quarterly Report).

10.24*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to Sonic’s June 2011 Quarterly Report).

10.25*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to Sonic’s June 2011 Quarterly Report).

10.26*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to Sonic’s June 2011 Quarterly Report).

10.27*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to Sonic’s June 2011 Quarterly Report).

EXHIBIT NO.	DESCRIPTION

10.28*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.11 to Sonic’s June 2011 Quarterly Report).

10.29*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to Sonic’s June 2011 Quarterly Report).

10.30*	Second Amended and Restated Subsidiary Guaranty Agreement, Dated as of July 8, 2011, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.13 to Sonic’s June 2011 Quarterly Report).

10.31*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.14 to Sonic’s June 2011 Quarterly Report).

10.32*	Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to Sonic’s June 2011 Quarterly Report).

10.33*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 to Sonic’s June 2011 Quarterly Report).

10.34*	Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.17 to Sonic’s June 2011 Quarterly Report).

10.35*	Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated July 8, 2011, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.18 to Sonic’s June 2011 Quarterly Report).

10.36*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.19 to Sonic’s June 2011 Quarterly Report).

10.37*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.20 to Sonic’s June 2011 Quarterly Report).

10.38*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.21 to Sonic’s June 2011 Quarterly Report).

10.39*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.22 to Sonic’s June 2011 Quarterly Report).

EXHIBIT NO.	DESCRIPTION

10.40*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.23 to Sonic’s June 2011 Quarterly Report).

10.41*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.24 to Sonic’s June 2011 Quarterly Report).

10.42*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.25 to Sonic’s June 2011 Quarterly Report).

10.43*	Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.26 to Sonic’s June 2011 Quarterly Report).

10.44*	Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.27 to Sonic’s June 2011 Quarterly Report).

10.45*	Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

10.46*	First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective December 29, 2010 (incorporated by reference to Exhibit 10.47 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

10.47*	Amendment No. 1, dated as of April 19, 2012, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.48*	Amendment No. 1, dated as of April 19, 2012, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 10.2 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.49*	Sonic Automotive, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180814)).(1)

10.50*	Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180815)).(1)

EXHIBIT NO.	DESCRIPTION

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Sonic.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Previously

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ DAVID P. COSPER
Mr. David P. Cosper Vice Chairman and Chief Financial Officer Date: March 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 26, 2013

/s/ B. SCOTT SMITH B. Scott Smith	President, Chief Strategic Officer and Director	March 26, 2013

/s/ DAVID P. COSPER David P. Cosper	Vice Chairman and Chief Financial Officer (principal financial officer and principal accounting officer)	March 26, 2013

/s/ DAVID B. SMITH David B. Smith	Executive Vice President and Director	March 26, 2013

/s/ WILLIAM R. BROOKS William R. Brooks	Director	March 26, 2013

/s/ WILLIAM I. BELK William I. Belk	Director	March 26, 2013

/s/ ROBERT HELLER Robert Heller	Director	March 12, 2013

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 26, 2013

/s/ VICTOR H. DOOLAN Victor H. Doolan	Director	March 26, 2013

/s/ DAVID C. VORHOFF David C. Vorhoff	Director	March 26, 2013

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2*	Indenture dated as of March 12, 2010 by and among Sonic Automotive, Inc, as issuer, the guarantors named therein, and U.S. Bank National Association, as trustee, relating to the 9.0% Senior Subordinated Notes due 2018 (incorporated by reference to Exhibit 4.2 to the March 15, 2010 Form 8-K).

4.3*	Form of 9.0% Senior Subordinated Note due 2018 (incorporated by reference to Exhibit 4.2 to the March 15, 2010 Form 8-K).

4.4*	Registration Rights Agreement dated as of July 2, 2012 by and among Sonic Automotive, Inc., the guarantors set forth on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.5*	Indenture dated as of July 2, 2012 by an among Sonic Automotive, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.6*	Form of 7.0% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.3 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).(1)

10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)

EXHIBIT NO.	DESCRIPTION

10.5*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675))(1)

10.6*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)

10.7*	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (incorporated by reference to Exhibit 10.12 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.8*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.9*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.10*	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008 (incorporated by reference to Appendix B to Sonic’s Definitive Proxy Statement on Schedule 14A filed April 9, 2009).(1)

10.11*	Standard form of lease executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)).

10.12*	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to Sonic’s 2008 Annual Report).

10.13*	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.40 to Sonic’s 2008 Annual Report).

10.14*	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.41 to Sonic’s 2008 Annual Report).

10.15*	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.42 to Sonic’s 2008 Annual Report).

10.16*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.17*	Amendment No. 1 to Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to Exhibit 10.45 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).(1)

10.18*	Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “June 2011 Quarterly Report”)).

EXHIBIT NO.	DESCRIPTION

10.19*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Sonic’s June 2011 Quarterly Report).

10.20*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to Sonic’s June 2011 Quarterly Report).

10.21*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to Sonic’s June 2011 Quarterly Report).

10.22*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to Sonic’s June 2011 Quarterly Report).

10.23*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.6 to Sonic’s June 2011 Quarterly Report).

10.24*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to Sonic’s June 2011 Quarterly Report).

10.25*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to Sonic’s June 2011 Quarterly Report).

10.26*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to Sonic’s June 2011 Quarterly Report).

10.27*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to Sonic’s June 2011 Quarterly Report).

10.28*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.11 to Sonic’s June 2011 Quarterly Report).

10.29*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to Sonic’s June 2011 Quarterly Report).

10.30*	Second Amended and Restated Subsidiary Guaranty Agreement, Dated as of July 8, 2011, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.13 to Sonic’s June 2011 Quarterly Report).

10.31*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.14 to Sonic’s June 2011 Quarterly Report).

EXHIBIT NO.	DESCRIPTION

10.32*	Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to Sonic’s June 2011 Quarterly Report).

10.33*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 to Sonic’s June 2011 Quarterly Report).

10.34*	Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.17 to Sonic’s June 2011 Quarterly Report).

10.35*	Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated July 8, 2011, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.18 to Sonic’s June 2011 Quarterly Report).

10.36*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.19 to Sonic’s June 2011 Quarterly Report).

10.37*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.20 to Sonic’s June 2011 Quarterly Report).

10.38*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.21 to Sonic’s June 2011 Quarterly Report).

10.39*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.22 to Sonic’s June 2011 Quarterly Report).

10.40*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.23 to Sonic’s June 2011 Quarterly Report).

10.41*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.24 to Sonic’s June 2011 Quarterly Report).

10.42*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.25 to Sonic’s June 2011 Quarterly Report).

10.43*	Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.26 to Sonic’s June 2011 Quarterly Report).

EXHIBIT NO.	DESCRIPTION

10.44*	Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.27 to Sonic’s June 2011 Quarterly Report).

10.45*	Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

10.46*	First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective December 29, 2010 (incorporated by reference to Exhibit 10.47 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

10.47*	Amendment No. 1, dated as of April 19, 2012, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.48*	Amendment No. 1, dated as of April 19, 2012, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 10.2 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.49*	Sonic Automotive, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180814)).(1)

10.50*	Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180815)).(1)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Sonic.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Mr. David P. Cosper pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. David P. Cosper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT NO.	DESCRIPTION

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Previously

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Automotive, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Automotive, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Automotive, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2013 expressed an adverse opinion thereon.

/s/     ERNST & YOUNG LLP

Charlotte, North Carolina

March 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Automotive, Inc. and subsidiaries

We have audited Sonic Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Automotive, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in internal control resulting from the aggregation of operating and design control deficiencies over the recording of new and used vehicle revenues and related accounts receivable and the design of vehicle inventory valuation controls. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 26, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Sonic Automotive, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/    ERNST & YOUNG LLP

Charlotte, North Carolina

March 26, 2013

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,371	$1,913
Receivables, net	345,294	309,882
Inventories	1,177,966	863,133
Other current assets	84,402	9,230

Total current assets	1,611,033	1,184,158
Property and Equipment, net	595,124	552,037
Goodwill	454,224	468,465
Other Intangible Assets, net	70,521	76,276
Other Assets	45,820	54,296

Total Assets	$2,776,722	$2,335,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$655,195	$469,027
Notes payable — floor plan — non-trade	524,023	399,314
Trade accounts payable	120,981	86,902
Accrued interest	16,643	12,117
Other accrued liabilities	188,726	171,891
Current maturities of long-term debt	18,587	11,608

Total current liabilities	1,524,155	1,150,859
Long-Term Debt	610,798	536,011
Other Long-Term Liabilities	104,456	124,201
Deferred Income Taxes	10,768	1,419
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 61,352,134 shares issued and 41,210,507 shares outstanding at December 31, 2012; 56,377,778 shares issued and 40,600,031 shares outstanding at December 31, 2011	614	564
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2012 and December 31, 2011	121	121
Paid-in capital	669,324	667,839
Retained earnings	208,048	124,383
Accumulated other comprehensive income (loss)	(19,963)	(21,490)
Treasury stock, at cost (20,141,627 Class A shares held at December 31, 2012 and 15,777,747 Class A shares held at December 31, 2011)	(331,599)	(248,675)

Total stockholders’ equity	526,545	522,742

Total Liabilities and Stockholders’ Equity	$2,776,722	$2,335,232

See Notes to Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$4,715,924	$4,088,098	$3,513,842
Used vehicles	2,053,477	1,930,852	1,679,927
Wholesale vehicles	183,326	167,075	142,169

Total vehicles	6,952,727	6,186,025	5,335,938
Parts, service and collision repair	1,162,319	1,125,672	1,068,885
Finance, insurance and other	250,422	209,109	173,313

Total revenues	8,365,468	7,520,806	6,578,136
Cost of Sales:
New vehicles	(4,437,575)	(3,826,739)	(3,284,550)
Used vehicles	(1,910,023)	(1,790,994)	(1,546,979)
Wholesale vehicles	(189,301)	(172,281)	(146,629)

Total vehicles	(6,536,899)	(5,790,014)	(4,978,158)
Parts, service and collision repair	(593,416)	(572,181)	(535,413)

Total cost of sales	(7,130,315)	(6,362,195)	(5,513,571)
Gross profit	1,235,153	1,158,611	1,064,565
Selling, general and administrative expenses	(949,026)	(899,424)	(846,592)
Impairment charges	(440)	(200)	(249)
Depreciation and amortization	(45,285)	(39,446)	(33,687)

Operating income (loss)	240,402	219,541	184,037
Other income (expense):
Interest expense, floor plan	(19,454)	(18,405)	(20,239)
Interest expense, other, net	(60,090)	(66,857)	(73,179)
Other income (expense), net	(19,625)	(1,017)	(7,527)

Total other income (expense)	(99,169)	(86,279)	(100,945)

Income (loss) from continuing operations before taxes	141,233	133,262	83,092
Provision for income taxes — benefit (expense)	(49,972)	(51,731)	15,770

Income (loss) from continuing operations	91,261	81,531	98,862
Discontinued operations:
Income (loss) from operations and the sale of dealerships	(4,484)	(10,101)	(12,908)
Income tax benefit (expense)	2,324	4,824	3,975

Income (loss) from discontinued operations	(2,160)	(5,277)	(8,933)

Net income (loss)	$89,101	$76,254	$89,929

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.68	$1.54	$1.88
Earnings (loss) per share from discontinued operations	(0.04)	(0.10)	(0.18)

Earnings (loss) per common share	$1.64	$1.44	$1.70

Weighted average common shares outstanding	53,550	52,358	52,214

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.56	$1.37	$1.62
Earnings (loss) per share from discontinued operations	(0.03)	(0.08)	(0.13)

Earnings (loss) per common share	$1.53	$1.29	$1.49

Weighted average common shares outstanding	60,406	65,464	65,794

Dividends declared per common share	$0.10	$0.10	$0.025

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income (loss)	$89,101	$76,254	$89,929
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	2,722	(4,019)	5,914
Change in pension actuarial income (loss)	(258)	(508)	—

Total other comprehensive income (loss) before taxes	2,464	(4,527)	5,914
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(937)	1,720	(2,247)

Other comprehensive income (loss)	1,527	(2,807)	3,667

Comprehensive income (loss)	$90,628	$73,447	$93,596

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2011 and 2012

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)
BALANCE AT DECEMBER 31, 2009	54,987	$550	(14,887)	$(236,575)	12,029	$121	$662,186	$(35,180)	$(22,350)	$368,752
Shares awarded under stock compensation plans	396	4	—	—	—	—	1,737	—	—	1,741
Purchases of treasury stock	—	—	(94)	(1,113)	—	—	—	—	—	(1,113)
Income tax expense associated with stock compensation plans	—	—	—	—	—	—	(12)	—	—	(12)
Income tax benefit associated with convertible note hedge	—	—	—	—	—	—	239	—	—	239
Fair value of interest rate swap agreements, net of tax expense of $2,247	—	—	—	—	—	—	—	—	3,667	3,667
Stock-based compensation expense	—	—	—	—	—	—	513	—	—	513
Restricted stock amortization	—	—	—	—	—	—	2,301	—	—	2,301
Other	356	3	—	—	—	—	(3)	—	—	—
Net income (loss)	—	—	—	—	—	—	—	89,929	—	89,929
Dividends ($0.025 per share)	—	—	—	—	—	—	—	(1,322)	—	(1,322)

BALANCE AT DECEMBER 31, 2010	55,739	$557	(14,981)	$(237,688)	12,029	$121	$666,961	$53,427	$(18,683)	$464,695

Shares awarded under stock compensation plans	350	4	—	—	—	—	641	—	—	645
Purchases of treasury stock	—	—	(797)	(10,987)	—	—	—	—	—	(10,987)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	1,772	—	—	1,772
Derecognition of equity component of 5.0% Convertible Notes (1), net of tax benefit of $627	—	—	—	—	—	—	(5,230)	—	—	(5,230)
Fair value of interest rate swap agreements, net of tax benefit of $1,527	—	—	—	—	—	—	—	—	(2,492)	(2,492)
Change in pension actuarial loss, net of tax benefit of $193	—	—	—	—	—	—	—	—	(315)	(315)
Stock-based compensation expense	—	—	—	—	—	—	438	—	—	438
Restricted stock amortization	—	—	—	—	—	—	3,260	—	—	3,260
Other	289	3	—	—	—	—	(3)	—	—	—
Net income (loss)	—	—	—	—	—	—	—	76,254	—	76,254
Dividends ($0.10 per share)	—	—	—	—	—	—	—	(5,298)	—	(5,298)

BALANCE AT DECEMBER 31, 2011	56,378	$564	(15,778)	$(248,675)	12,029	$121	$667,839	$124,383	$(21,490)	$522,742

Shares awarded under stock compensation plans	608	6	—	—	—	—	2,327	—	—	2,333
Issuance of common stock	4,075	41	—	—	—	—	67,495	—	—	67,536
Purchases of treasury stock	—	—	(4,364)	(82,924)	—	—	—	—	—	(82,924)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	3,207	—	—	3,207
Derecognition of equity component of 5.0% Convertible Notes (1), net of tax expense of $662	—	—	—	—	—	—	(76,701)	—	—	(76,701)
Fair value of interest rate swap agreements, net of tax expense of $1,035	—	—	—	—	—	—	—	—	1,687	1,687
Change in pension actuarial loss, net of tax benefit of $98	—	—	—	—	—	—	—	—	(160)	(160)
Stock-based compensation expense	—	—	—	—	—	—	122	—	—	122
Restricted stock amortization	—	—	—	—	—	—	5,038	—	—	5,038
Other	291	3	—	—	—	—	(3)	—	—	—
Net income (loss)	—	—	—	—	—	—	—	89,101	—	89,101
Dividends ($0.10 per share)	—	—	—	—	—	—	—	(5,436)	—	(5,436)

BALANCE AT DECEMBER 31, 2012	61,352	$614	(20,142)	$(331,599)	12,029	$121	$669,324	$208,048	$(19,963)	$526,545

(1)	5.0% Convertible Senior Notes due 2029 which were extinguished during the third quarter ended September 30, 2012 (the “5.0% Convertible Notes”). See Note 6, “Long-Term Debt,” for further discussion.

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$89,101	$76,254	$89,929
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	45,918	40,607	35,292
Provision for bad debt expense	453	863	1,449
Other amortization	1,561	2,878	1,656
Debt issuance cost amortization	3,053	3,725	3,685
Debt discount amortization, net of premium amortization	2,780	5,158	5,195
Stock — based compensation expense	122	438	513
Amortization of restricted stock, net of forfeitures	5,038	3,260	2,301
Deferred income taxes	22,496	28,916	22,057
Valuation allowance — deferred income taxes	—	—	(50,388)
Equity interest in earnings of investee	(481)	(603)	(752)
Asset impairment charges	950	1,151	249
Loss (gain) on disposal of dealerships and property and equipment	(10,623)	256	(1,249)
Loss on exit of leased dealerships	4,286	4,384	4,266
(Gain) loss on retirement of debt	19,713	1,107	7,665
Non-cash adjustments — cash flow swaps	(666)	760	4,883
Changes in assets and liabilities that relate to operations:
Receivables	(42,093)	(64,858)	(8,114)
Inventories	(347,633)	40,201	(121,935)
Other assets	(69,157)	(5,117)	(21,315)
Notes payable — floor plan — trade	186,168	(9,807)	263,963
Trade accounts payable and other liabilities	21,636	24,057	15,689

Total adjustments	(156,479)	77,376	165,110

Net cash provided by (used in) operating activities	(67,378)	153,630	255,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(95,376)	(158,716)	(85,194)
Proceeds from sales of property and equipment	750	965	1,214
Proceeds from sales of dealerships	72,220	129	24,720
Distributions from equity investees	700	600	600

Net cash provided by (used in) investing activities	(21,706)	(157,022)	(58,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan — non-trade	124,709	16,163	(168,688)
Borrowings on revolving credit facilities	143,577	248,018	40,000
Repayments on revolving credit facilities	(137,401)	(248,018)	(40,000)
Proceeds from issuance of long-term debt	223,920	66,150	229,775
Debt issuance costs	(4,472)	—	(10,962)
Principal payments on long-term debt	(10,768)	(20,418)	(6,362)
Repurchase of debt securities	(164,896)	(64,576)	(249,190)
Purchases of treasury stock	(82,924)	(10,987)	(1,113)
Income tax benefit (expense) associated with stock compensation plans	3,207	1,772	(12)
Income tax benefit associated with convertible hedge	—	—	239
Issuance of shares under stock compensation plans	2,333	645	1,741
Dividends paid	(6,743)	(5,286)	—

Net cash provided by (used in) financing activities	90,542	(16,537)	(204,572)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,458	(19,929)	(8,193)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,913	21,842	30,035

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,371	$1,913	$21,842

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $1,035, tax benefit of $1,527 and tax expense of $2,247 in the years ended December 31, 2012, 2011 and 2010, respectively)	$1,687	$(2,492)	$3,667
Issuance of common stock as consideration for extinguishment of debt securities	$(67,869)	$—	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, including amount capitalized	$77,441	$87,652	$93,598
Income taxes	$28,633	$20,371	$(17,098)

See notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1.	Description of Business and Summary of Significant Accounting Policies

Organization and Business — Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2012, Sonic operated 111 dealerships in 14 states (representing 25 different brands of cars and light trucks) and 21 collision repair centers. For management and operational reporting purposes, Sonic groups certain dealerships together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2012, Sonic operated 100 stores. Sonic’s dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for its customers.

Principles of Consolidation — All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying Consolidated Financial Statements except for one fifty-percent owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying Consolidated Financial Statements.

Reclassifications — Individual dealerships sold, terminated or classified as held for sale are reported as discontinued operations. The results of operations of these dealerships for the years ended December 31, 2012, 2011 and 2010 are reported as discontinued operations for all periods presented. Determining whether a dealership will be reported as continuing or discontinued operations involves judgments such as whether a dealership will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods Sonic determines that a dealership should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income are reclassified in order to reflect the current classification.

Recent Accounting Pronouncements — In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update the amends the accounting guidance on testing indefinite-lived intangible assets for impairment. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is similar to the impairment testing requirements for other long-lived assets. The amendments in this accounting standard update are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. Sonic tests indefinite-lived intangible assets for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may have occurred. Sonic does not expect this accounting standard update to have a material effect on its impairment test or disclosures.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Sonic’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates particularly related to allowance for credit loss, realization of inventory, intangible asset and deferred tax asset values, reserves for tax

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingencies, legal matters, reserves for future commission revenue to be returned to the third party provider for early termination of customer contracts (“chargebacks”), results reported as continuing and discontinued operations, insurance reserves, lease exit accruals and certain accrued expenses.

Cash and Cash Equivalents — Sonic classifies cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents. In the event that Sonic is in a book overdraft cash position as of a reporting date, the book overdraft position is reclassified from cash and cash equivalents to trade accounts payable in the accompanying Consolidated Balance Sheets and is reflected as activity in trade accounts payable and other liabilities in the accompanying Consolidated Statements of Cash Flows. Sonic was in a book overdraft position in an amount of approximately $39.9 million and $18.9 million as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012 and 2011, the amounts recorded as allowances for finance, insurance and service contract commission chargeback reserves were $13.2 million and $11.1 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.

Floor Plan Assistance — Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales for continuing operations were $32.1 million, $25.3 million and $22.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Sonic recognized an additional $0.9 million, $1.4 million and $1.5 million in floor plan assistance related to discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Contracts in Transit — Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying Consolidated Balance Sheets and totaled $183.2 million at December 31, 2012 and $148.3 million at December 31, 2011.

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

Sonic assesses the valuation of all its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, used vehicles and parts inventory, Sonic considers recent internal and external market data and the age of the vehicles to estimate the inventory’s fair market value. The risk with vehicle inventory is minimized by the fact that vehicles can be transferred within Sonic’s network of dealerships. The risk with parts inventories is minimized by the fact that excess or obsolete parts can also be transferred within Sonic’s network of dealerships or can usually be returned to the manufacturer. Recorded inventory reserves are not significant.

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

Derivative Instruments and Hedging Activities — Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2012, Sonic utilizes interest rate swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.

Goodwill — Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

In accordance with “Intangibles — Goodwill and Other,” in the Accounting Standards Codification (the “ASC”), goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. As of December 31, 2012, Sonic concluded based on the results of its step one impairment test that step two of the impairment evaluation was not necessary and no goodwill impairment was required.

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

Sonic utilized a Discounted Cash Flows (“DCF”) model to estimate its enterprise value. The significant assumptions in Sonic’s DCF model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require Sonic to conduct the second step of the impairment test described above. In projecting the reporting unit’s earnings, Sonic develops many assumptions which include, but are not limited to, new and used vehicle unit sales, internal revenue enhancement initiatives, cost control initiatives, internal investment programs such as training and technology, infrastructure and inventory floor plan borrowing rates. Sonic’s expectation of new vehicle unit sales is in part driven by its expectation of the new vehicle seasonally adjusted annual rate of sales (“SAAR”). The estimate of the industry SAAR in future periods is the basis of Sonic’s assumptions related to new vehicle unit sales volumes in its DCF model because Sonic believes the historic and projected SAAR level is the best indicator of growth or contraction in the retail automotive industry. The level of SAAR assumed in Sonic’s projection of earnings for 2013 was approximately 15.0 million units with moderate increases over the next few years.

Sonic’s DCF model estimated a fair value of more than $1.0 billion in excess of carrying value as of December 31, 2012. The large difference between the fair value and carrying value is partially attributed to goodwill impairment charges recorded in the year ended December 31, 2008 and the economic recovery experienced by the industry, and specifically by Sonic, since the 2008 impairment charge was recorded.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the results of Sonic’s step one test as of December 31, 2012, Sonic’s fair value exceeds its carrying value. As such, Sonic was not required to complete step two of the impairment evaluation according to “Intangibles — Goodwill and Other,” in the ASC. The balance of Sonic’s goodwill totaled approximately $454.2 million at December 31, 2012. See Note 5, “Intangible Assets and Goodwill,” for further discussion of goodwill.

Other Intangible Assets — The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. Sonic classifies franchise and dealer agreements as indefinite lived intangible assets as it has been Sonic’s experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, Sonic believes that its franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise and dealer agreements acquired after July 1, 2001 have been included in other intangible assets on the accompanying Consolidated Balance Sheets. Prior to July 1, 2001, franchise and dealer agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying Consolidated Balance Sheets. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. Sonic evaluates other intangible assets for impairment annually or more frequently if events or circumstances indicate possible impairment. See Note 5, “Intangible Assets and Goodwill,” for further discussion of franchise and dealer agreements.

Insurance Reserves — Sonic has various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. As of December 31, 2012 and 2011, Sonic had $23.4 million and $22.2 million, respectively, reserved for such programs.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit and Business Risk — Financial instruments that potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed FDIC insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers, totaling approximately $71.6 million and $63.3 million at December 31, 2012 and 2011, respectively, and financial institutions (which includes contracts in transit), totaling approximately $204.9 million and $169.9 million at December 31, 2012 and 2011, respectively. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.

Sonic participates in a program with one of its manufacturer-affiliated finance companies wherein Sonic maintains a deposit balance with the lender that earns floor plan interest rebates based on the lowest interest rate charged on new vehicle floor plan balances held with the lender. This deposit balance is not designated as a pre-payment of notes payable — floor plan nor is it Sonic’s intent to use this amount to offset amounts owed under notes payable — floor plan in the future, although it has the right and ability to do so. The deposit balance of $60.0 million as of December 31, 2012 is classified in other current assets in the accompanying Consolidated Balance Sheets, as there are restrictions on Sonic’s availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows. The interest rebate is classified as a reduction of interest expense, floor plan, in the accompanying Consolidated Statements of Income. For the year ended December 31, 2012, the reduction in interest expense, floor plan, was approximately $0.3 million.

The counterparties to Sonic’s swap transactions consist of four large financial institutions. Sonic could be exposed to loss in the event of non-performance by any of these counterparties.

Financial Instruments and Market Risks — As of December 31, 2012 and 2011, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of Sonic’s fixed rate long-term debt.

Sonic has variable rate notes payable — floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate swaps was approximately $1.2 billion at December 31, 2012 and approximately $934.0 million at December 31, 2011.

Advertising — Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense amounted to approximately $50.3 million, $49.1 million and $43.4 million for the years

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2012, 2011 and 2010, respectively, and has been classified as selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. These cooperative programs require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under these cooperative agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $22.0 million, $17.7 million and $13.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Segment Information — Sonic has determined it has a single segment for purposes of reporting financial condition and results of operations.

Reclassification of Prior Year Balances — The classification of certain amounts in the accompanying Consolidated Balance Sheets as of December 31, 2011 were adjusted to correct immaterial prior year errors related to certain income tax balances. The effect of this adjustment was an increase of approximately $6.6 million in receivables, net, a decrease of approximately $3.2 million in other current assets, a decrease of approximately $7.8 million in other assets, a decrease of approximately $5.8 million in other accrued liabilities and an increase of approximately $1.4 million in deferred income taxes. Certain 2011 disclosures in Note 7, “Income Taxes,” were also updated to reflect this adjustment. The adjustment did not affect the Consolidated Statements of Income or the Consolidated Statements of Cash Flows.

2.	Business Acquisitions and Dispositions

Acquisitions

Sonic’s growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. Where practicable, Sonic also seeks to acquire stable dealerships that Sonic believes have above average sales prospects. Under Sonic’s amended and restated syndicated revolving credit agreement and syndicated floor plan credit facility (the “2011 Credit Facilities”), Sonic is restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is in excess of $50.0 million, or if the aggregate cost of such acquisitions is in excess of $175.0 million during the term of the agreement, without the written consent of the Required Lenders (as that term is defined in the 2011 Credit Facilities). With this restriction on Sonic’s ability to make dealership acquisitions, its acquisition growth strategy may be limited. See Note 6, “Long-Term Debt,” for further discussion of the 2011 Credit Facilities. There were no acquisitions during the year ended December 31, 2012.

Dispositions

During the year ended December 31, 2012, Sonic disposed of ten dealerships. Sonic did not dispose of any dealerships during the year ended December 31, 2011 and completed seven dispositions during the year ended December 31, 2010. The dispositions during the years ended December 31, 2012 and 2010 generated cash of approximately $72.2 million and $24.7 million, respectively. The operating gains or losses associated with these disposed dealerships are included in the amounts shown in the table below.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results associated with dealerships classified as discontinued operations were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income (loss) from operations	$(9,946)	$(8,593)	$(11,305)
Gain (loss) on disposal	10,265	(386)	2,629
Lease exit accrual adjustments and charges	(4,293)	(171)	(4,232)
Property impairment charges	(510)	(951)	—

Pre-tax income (loss)	$(4,484)	$(10,101)	$(12,908)

Total revenues	$182,884	$350,369	$357,784

Sonic allocates corporate-level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the years ended December 31, 2012, 2011 and 2010 was approximately $0.7 million, $1.2 million and $2.1 million, respectively.

3.	Inventories and Related Notes Payable — Floor Plan

Inventories consist of the following:

	December 31,
	2012	2011
	(In thousands)
New vehicles	$866,442	$569,573
Used vehicles	175,957	178,568
Service loaners	81,384	60,716
Parts and accessories	53,723	54,042
Other	460	234

Inventories	$1,177,966	$863,133

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with a syndicate of financial institutions and manufacturer-affiliated finance companies. The new and used floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities, for continuing operations and discontinued operations, was 2.02%, 2.39% and 2.71% for the years ended December 31, 2012, 2011 and 2010, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2012, 2011 and 2010, for continuing operations and discontinued operations, Sonic recognized a reduction in cost of sales of approximately $33.0 million, $26.7 million and $24.0 million, respectively, related to manufacturer floor plan assistance.

The weighted average interest rate for Sonic’s used vehicle floor plan facilities, for continuing operations and discontinued operations, was 2.80%, 2.71% and 2.88% for the years ended December 31, 2012, 2011 and 2010, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The new and used floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise and dealer agreements, of the relevant dealership subsidiary. The new and used floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all of these restrictive covenants as of December 31, 2012.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2012	2011
	(In thousands)
Land	$142,730	$131,865
Building and improvements	476,846	455,650
Office equipment and fixtures	115,509	92,920
Parts and service equipment	62,678	61,561
Company vehicles	7,750	8,391
Construction in progress	39,139	16,191

Total, at cost	844,652	766,578
Less accumulated depreciation	(249,528)	(214,541)

Property and equipment, net	$595,124	$552,037

Interest capitalized in conjunction with construction projects was approximately $1.2 million, $2.3 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, commitments for facility construction projects totaled approximately $44.8 million.

During the years ended December 31, 2012, 2011 and 2010, property and equipment impairment charges were recorded as noted in the following table:

Year ended December 31,	Continuing Operations	Discontinued Operations
	(In millions)
2012	$0.4	$0.5
2011	0.2	1.0
2010	0.2	—

Impairment charges related to continuing operations were related to the abandonment of construction projects, the abandonment and disposal of dealership equipment or Sonic’s estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets and Goodwill

The changes in the carrying amount of franchise assets and goodwill for the years ended December 31, 2012 and 2011 were as follows:

	Franchise Agreements	Net Goodwill
	(In thousands)
Balance, December 31, 2010	$64,835	$468,516	(1)
Reductions from dispositions	—	(51)

Balance, December 31, 2011	$64,835	$468,465	(1)
Reductions from dispositions	(4,200)	(14,241)

Balance, December 31, 2012	$60,635	$454,224	(1)

(1)	Net of accumulated impairment losses of $796,725.

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

Based on the results of Sonic’s step one test as of December 31, 2012, Sonic was not required to complete step two of the impairment evaluation. See the discussion under the heading “Goodwill” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” for further information about management’s assessment. As a result of Sonic’s impairment testing for the years ended December 31, 2012, 2011 and 2010, no goodwill impairment was required.

Definite life intangible assets consist of the following:

	December 31,
	2012	2011
	(In thousands)
Lease agreements	$19,918	$19,918
Less accumulated amortization	(10,032)	(8,477)

Definite life intangibles, net	$9,886	$11,441

Franchise assets and definite life intangible assets are classified as other intangible assets, net, on the accompanying Consolidated Balance Sheets.

Amortization expense for definite life intangible assets was approximately $1.6 million, $1.7 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The initial weighted-average amortization period for lease agreements and definite life intangible assets is 15 years.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization expense is as follows:

Year Ending December 31,
(In thousands)
2013	$1,555
2014	1,189
2015	823
2016	823
2017	808
Thereafter	4,688

Total	$9,886

6.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2012	2011
	(In thousands)
2011 Revolving Credit Facility(1)	$6,176	$—
9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”)	210,000	210,000
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	—
5.0% Convertible Senior Notes due 2029, redeemable in 2014 (the “5.0% Convertible Notes”)(2)	—	155,055
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	10,572	13,223
Mortgage notes to finance companies-fixed rate, bearing interest from 4.07% to 7.03%	137,791	116,584
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	62,229	65,640
Net debt discount and premium(3)	(2,814)	(18,635)
Other	5,431	5,752

Total debt	$629,385	$547,619
Less current maturities	(18,587)	(11,608)

Long-term debt	$610,798	$536,011

(1)	The interest rate on the revolving credit facility was 2.25% above LIBOR at December 31, 2012 and 2.25% above LIBOR at December 31, 2011.

(2)	See the heading “5.0% Senior Convertible Notes” below for further discussion.

(3)	December 31, 2012 includes $1.1 million discount associated with the 9.0% Notes, $1.7 million discount associated with the 7.0% Notes, $0.7 million premium associated with notes payable to a finance company and $0.7 million discount associated with mortgage notes payable. December 31, 2011 includes $1.2 million discount associated with the 9.0% Notes, $17.7 million discount associated with the 5.0% Convertible Notes, $1.2 million premium associated with notes payable to a finance company and $0.9 million discount associated with mortgage notes payable.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt are as follows:

Year Ending December 31,	Principal	Net of Discount/ Premium
	(In thousands)
2013	$18,299	$18,587
2014	15,532	15,565
2015	25,964	25,890
2016	49,656	49,526
2017	29,790	29,655
Thereafter	492,958	490,162

Total	$632,199	$629,385

2011 Credit Facilities

Sonic has a syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2011 Floor Plan Facilities”), collectively the 2011 Credit Facilities, which are scheduled to mature on August 15, 2016.

Availability under the 2011 Revolving Credit Facility is calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets plus 50% of the fair market value of 5,000,000 shares of common stock of Speedway Motorsports, Inc. (“SMI”) that are pledged as collateral, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Revolving Credit Facility may be increased at Sonic’s option to $225.0 million upon satisfaction of certain conditions. A withdrawal of the pledge of SMI common stock by Sonic Financial Corporation (“SFC”), which holds the 5,000,000 shares of common stock of SMI, or a decline in the value of SMI common stock, could reduce the amount Sonic can borrow under the 2011 Revolving Credit Facility. Subsequent to December 31, 2012, Sonic finalized an amendment to its 2011 Credit Facilities that, among other things, removed the pledge of 5,000,000 shares of SMI common stock as collateral.

As of December 31, 2012 the 2011 Revolving Borrowing Base was approximately $175.0 million. Sonic had $6.2 million in outstanding borrowings and $34.8 million in outstanding letters of credit under the 2011 Revolving Credit Facility, resulting in total borrowing availability of $134.0 million under the 2011 Revolving Credit Facility based on balances as of December 31, 2012.

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

The 2011 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility in an amount up to $500.0 million (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility in an amount up to $80.0 million, subject to a borrowing base (the “2011 Used Vehicle Floor Plan Facility”). Sonic may, under certain conditions, request an increase in the 2011 Floor Plan Facilities of up to $175.0 million, which shall be allocated between the 2011 New Vehicle Floor Plan Facility and the 2011 Used Vehicle Floor Plan Facility as Sonic requests, with no more than 15% of the aggregate commitments allocated to the commitments under the 2011 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2011 Floor

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Facilities are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries. The amounts outstanding under the 2011 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

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

7.0% Senior Subordinated Notes

On July 2, 2012, Sonic issued $200.0 million in aggregate principal amount of unsecured senior subordinated 7.0% Notes which mature on July 15, 2022. The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof, resulting in a yield to maturity of 7.125%. Sonic used the net proceeds from the issuance of the 7.0% Notes and issued approximately 4.1 million shares of its Class A common stock to repurchase all of its outstanding 5.0% Convertible Notes pursuant to an exchange offer (see the heading “5.0% Convertible Senior Notes” below for further discussion). Remaining proceeds from the issuance of the 7.0% Notes will be used for general corporate purposes, including repurchases of shares of Sonic’s Class A common stock. The 7.0% Notes are unsecured senior subordinated obligations of Sonic and are guaranteed by Sonic’s domestic operating subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013.

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

9.0% Senior Subordinated Notes

On March 12, 2010, Sonic issued $210.0 million in aggregate principal amount of unsecured senior subordinated 9.0% Notes which mature on March 15, 2018. Interest is payable semi-annually on March 15 and September 15 each year. Sonic may redeem the 9.0% Notes in whole or in part at any time after March 15, 2014 at the following redemption prices, which are expressed as percentages of the principal amount:

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

The indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of December 31, 2012.

Balances outstanding under Sonic’s 9.0% Notes are unsecured senior subordinated obligations of Sonic and are guaranteed by all of Sonic’s domestic operating subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor.

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

5.0% Convertible Senior Notes

On September 23, 2009, Sonic issued $172.5 million in principal of 5.0% Convertible Senior Notes due 2029. The 5.0% Convertible Notes accrued interest at a rate of 5.0% per year, payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2010. The 5.0% Convertible Notes were scheduled to mature on October 1, 2029.

To recognize the equity component of a convertible borrowing instrument, upon issuance of the 5.0% Convertible Notes in September 2009, Sonic recorded a debt discount of approximately $31.0 million and a corresponding amount (net of taxes of approximately $12.8 million) to equity, based on an estimated non-convertible borrowing rate of 10.5%. The debt discount was being amortized to interest expense through October 2014, the earliest redemption date. The unamortized debt discount was approximately $17.7 million at December 31, 2011.

During the second quarter ended June 30, 2012, Sonic repurchased approximately $20.2 million in aggregate principal amount of its 5.0% Convertible Notes for approximately $30.0 million in cash. On July 27, 2012, Sonic finalized an offer to exchange newly issued shares of Class A common stock and cash for all of its outstanding 5.0% Convertible Notes as described in Sonic’s Registration Statement on Form S-4 (Reg. No. 333-182307). The final offer consideration per $1,000 principal amount of the 5.0% Convertible Notes was $1,503.11, and was paid by (i) a fixed cash payment of $1,000 plus (ii) 30.2070 shares of Sonic’s Class A common stock, which was the number of shares determined by a volume weighted average pricing (“VWAP”) formula described in Sonic’s Registration Statement on Form S-4 (Reg. No. 333-182307). In addition, holders received, in respect of their 5.0% Convertible Notes that were accepted for exchange, accrued and unpaid interest on such notes up to, but excluding, the settlement date of the offer. Cash was paid in lieu of fractional shares based on the VWAP. In total, Sonic paid approximately $137.1 million in cash (including accrued and unpaid interest on the 5.0% Convertible Notes and cash paid in lieu of fractional shares) and issued approximately 4.1 million shares of Class A common stock as consideration for the extinguishment of the remaining $134.9 million of its outstanding 5.0% Convertible Notes. Refer to the discussion below and the accompanying Consolidated Statement of Stockholders’ Equity for the impact of this stock issuance on total equity.

In addition to the issuance of Class A common stock discussed above, during the year ended December 31, 2012, Sonic incurred debt extinguishment charges of approximately $20.9 million related to the repurchases of the 5.0% Convertible Notes. Approximately $1.2 million of the charge during the year ended December 31, 2012 is recorded in interest, expense, other, net, related to the incremental interest incurred while both the 5.0% Convertible Notes and the 7.0% Notes were outstanding, and the remainder is related to the loss on extinguishment and is recorded in other income (expense), net, in the accompanying Consolidated Statements of Income.

In accounting for the extinguishment of the 5.0% Convertible Notes, Sonic followed the derecognition guidance contained in “Debt with Conversion and Other Options – Derecognition – Cash Conversion,” in the ASC. These provisions require the fair value of the consideration transferred to the holder to be allocated between the liability and equity components of the 5.0% Convertible Notes. Sonic allocated a portion of the settlement consideration to the liability component equal to the fair value of the liability component immediately before extinguishment.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consideration paid to the holders of the 5.0% Convertible Notes during the year ended December 31, 2012 consisted of cash of approximately $164.9 million and approximately 4.1 million shares of Class A common stock. The fair value of the common stock issued was estimated to be $67.9 million (approximately 4.1 million shares times $16.6554/share) based on the VWAP formula in Sonic’s registration statement on Form S-4 (Reg. No. 333-182307). Total consideration for the repurchase of $155.1 million of principal related to the 5% Convertible Notes was approximately $232.8 million.

Sonic estimated the fair value of the liability component consistent with the guidance in the ASC by measuring the fair value of a similar liability that does not have an associated equity component. Sonic utilized the income approach (e.g., discounted cash flows) to estimate the fair value. The income approach requires an estimate of a “non-convertible borrowing rate” in order to discount the cash flows. Sonic estimated its non-convertible borrowing rate based on an analysis of (1) comparable company debt (similar maturity dates and credit ratings), (2) a U.S. aggregate bond index and (3) Sonic’s own publicly-traded bonds. Based on the income approach valuation, Sonic estimated the fair value of the liability component to be approximately $156.7 million immediately before the extinguishment.

Immediately prior to extinguishment, the recorded carrying values of associated accounts were as follows:

Carrying Value
(In thousands)
5.0% Convertible Notes	$155,050
Unamortized debt discount and deferred loan costs	(16,797)

Net carrying value	$138,253

A summary of the effect on financial statement balances is provided below:

Debit (Credit)
(In thousands)
5.0% Convertible Notes (write-off of principal)	$155,050
Other assets (write-off of unamortized debt discount and deferred loan costs)	(16,797)
Cash (cash paid to repurchase 5.0% Convertible Notes)	(164,896)
Loss on debt extinguishment (fair value less carrying value)	18,473
Paid-in capital (stock issuance of 4.1 million shares at $16.6554 per share)	(67,869)
Paid-in capital (conversion option)	76,039
Paid-in capital (conversion option tax effect)	662
Deferred income tax liability	(662)
Loss on debt extinguishment (allocated expenses)	1,240
Cash (allocated expenses related to debt extinguishment)	(1,240)
Paid-in capital (allocated expenses related to stock issuance)	333
Cash (allocated expenses related to stock issuance)	(333)

Sonic incurred interest expense related to the 5.0% Convertible Notes of approximately $4.2 million, $8.4 million and $8.7 million during the years ended December 31, 2012, 2011 and 2010, respectively, recorded to interest expense, other, net, in the accompanying Consolidated Statements of Income. In addition, Sonic recorded interest expense associated with the amortization of debt discount and deferred loan costs on the 5.0% Convertible Notes of approximately $3.5 million, $6.7 million and $6.4 million during the years ended December 31, 2012, 2011 and 2010, respectively, recorded to interest expense, other, net, in the accompanying Consolidated Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2005 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2012, the outstanding principal balance on the Assumed Notes was approximately $10.6 million with a remaining unamortized premium balance of approximately $0.7 million.

Mortgage Notes

Sonic has mortgage financing totaling approximately $200.0 million in aggregate, related to 21 of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and March 2031. The weighted average interest rate was 4.62% at December 31, 2012.

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

Sonic was in compliance with the covenants under the 2011 Credit Facilities as of December 31, 2012. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.50
December 31, 2012 actual	1.15	1.69	3.94

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

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements (“cash flow swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at December 31, 2012 was a liability of approximately $34.3 million, with $12.1 million included in other accrued liabilities and $22.2 million included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2011 was a liability of approximately $37.6 million, with $13.2 million included in other accrued liabilities and $24.4 million included in other long-term liabilities in the accompanying

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount	Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$ 3.2	7.100%	one-month LIBOR + 1.50%	July 10, 2017
$ 9.9	4.655%	one-month LIBOR	December 10, 2017
$ 8.1(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$ 6.1	4.330%	one-month LIBOR	July 1, 2013
$100.0	3.280%	one-month LIBOR	July 1, 2015
$100.0	3.300%	one-month LIBOR	July 1, 2015
$ 6.8(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$ 50.0	2.767%	one-month LIBOR	July 1, 2014
$ 50.0	3.240%	one-month LIBOR	July 1, 2015
$ 50.0	2.610%	one-month LIBOR	July 1, 2014
$ 50.0	3.070%	one-month LIBOR	July 1, 2015
$100.0(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0(3)	2.015%	one-month LIBOR	June 30, 2017

(1)	The one-month LIBOR rate was 0.209% at December 31, 2012.

(2)	Changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 1, 2015.

During the year ended December 31, 2012, Sonic entered into two $100.0 million notional forward-starting interest rate cash flow swap agreements that become effective in July 2015 and terminate in June 2017. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Consolidated Statements of Comprehensive Income.

For the cash flow swaps not designated as hedges (changes in the fair value are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense, other, net, in the accompanying Consolidated Statements of Income. For the years ended December 31, 2012, 2011 and 2010, these items were a benefit of approximately $0.7 million, and charges of approximately $0.8 million and $4.9 million, respectively.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Consolidated Statements of Comprehensive Income and is disclosed in the supplemental schedule of non-cash financing activities in the accompanying Consolidated Statements of Cash Flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $13.4 million, $17.7 million and $17.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in interest expense, other, net, in the accompanying Consolidated Statements of Income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying Consolidated Statements of Cash Flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $7.5 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

The provision for income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$22,982	$3,677	$7,918
State	1,090	8,646	3,013

	24,072	12,323	10,931
Deferred	25,900	39,408	(26,701)

Total provision for income taxes — (benefit) expense	$49,972	$51,731	$(15,770)

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	4.22%	3.92%	4.70%
Valuation allowance adjustments	(3.15%)	—	(58.69%)
Other	(0.69%)	(0.10%)	0.01%

Effective tax rate	35.38%	38.82%	(18.98%)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Accruals and reserves	$40,944	$42,436
State net operating loss carryforwards	11,093	14,186
Fair value of interest rate swaps	12,999	14,240
Interest and state taxes associated with the liability for uncertain income tax positions	3,260	6,194
Other	269	298

Total deferred tax assets	68,565	77,354
Deferred tax liabilities:
Basis difference in inventory	(2,055)	(1,795)
Basis difference in property and equipment	(9,993)	(16,344)
Basis difference in goodwill	(36,381)	(18,641)
Basis difference in debt	—	(7,703)
Other	(3,791)	(3,690)

Total deferred tax liability	(52,220)	(48,173)
Valuation allowance	(6,333)	(10,781)

Net deferred tax asset (liability)	$10,012	$18,400

Net short-term deferred tax asset balances were approximately $16.5 million and $2.3 million at December 31, 2012 and 2011, respectively, and are recorded in other current assets on the accompanying Consolidated Balance Sheets. Net long-term deferred tax asset balances were approximately $4.3 million and $17.6 million at December 31, 2012 and 2011, respectively, and are recorded in other assets on the accompanying Consolidated Balance Sheets. Net long-term deferred tax liability balances were approximately $10.8 million and $1.4 million at December 31, 2012 and 2011, respectively, and are recorded in deferred income taxes on the accompanying Consolidated Balance Sheets.

During the year ended December 31, 2012, Sonic lowered the recorded valuation allowance amount related to its deferred tax asset balances by approximately $4.5 million related to the settlement of a state tax examination and certain tax planning that will allow Sonic to realize certain state net operating loss carryforwards. During the year ended December 31, 2010, Sonic lowered the recorded valuation allowance amount related to its deferred tax asset balances by $51.0 million ($48.8 million in continuing operations and $2.2 million in discontinued operations). This change was the result of the use of certain state net operating loss carryforwards as well as a change in estimate that Sonic would be able to ultimately realize the benefits of recorded deferred tax balances. These changes in estimate were primarily driven by the improvement experienced in Sonic’s operating results, the overall improvement of the automotive retailing industry and the expectation that Sonic’s results and those of the automotive retailing industry would continue to improve in the future.

Sonic has approximately $294.3 million in gross state net operating loss carryforwards that will expire between 2015 and 2032. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty, and therefore, differences from the assumptions used in the development of management’s judgment could occur.As of December 31, 2012, Sonic had recorded a valuation allowance amount of approximately $6.3 million related to certain state net operating loss carryforward deferred tax assets as Sonic determined that it would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

At January 1, 2012, Sonic had liabilities of approximately $18.6 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2012, was approximately $4.9 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

	2012	2011	2010
	(In thousands)
Unrecognized tax benefit liability, January 1(1)	$13,689	$22,535	$24,790
Prior period positions:
Increases	35	684	518
Decreases	(1,101)	—	(162)
Current period positions	1,155	1,498	1,212
Settlements	(2,924)	(9,391)	(1,706)
Lapse of statute of limitations	(1,275)	(1,175)	(1,762)
Other	(482)	(462)	(355)

Unrecognized tax benefit liability, December 31(2)	$9,097	$13,689	$22,535

(1)	Excludes accrued interest and penalties of $4.9 million, $5.1 million and $6.4 million at January 1, 2012, 2011 and 2010, respectively.

(2)	Excludes accrued interest and penalties of $2.4 million, $4.9 million and $5.1 million at December 31, 2012, 2011 and 2010, respectively.

Approximately $5.5 million and $11.6 million of the unrecognized tax benefits as of December 31, 2012 and 2011, respectively, would ultimately affect the income tax rate if recognized. Included in the December 31, 2012 recorded liability is approximately $2.4 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next twelve months.

Sonic and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2009 through 2012 U.S. federal income tax returns remain open to examination by the Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns are open to examination by state taxing authorities for years ranging from 2006 to 2012.

8.	Related Parties

Through August 15, 2011, Sonic leased office space in Charlotte from a subsidiary of SFC, an entity controlled by Sonic’s Chairman and Chief Executive Officer, Mr. O. Bruton Smith, for a majority of its headquarters personnel. Annual aggregate rent under this lease was approximately $0.4 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively.

Sonic rents various aircraft owned by SFC, subject to their availability, for business-related travel by Sonic executives. Sonic incurred costs of approximately $0.9 million, $0.6 million and $0.4 million in the years ended December 31, 2012, 2011 and 2010, respectively, for the use of these aircraft.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of Sonic’s dealerships purchase the Z-Max oil additive product from Oil Chem Research Company, a subsidiary of SMI, whose Chairman and Chief Executive Officer is O. Bruton Smith, also Sonic’s Chairman and Chief Executive Officer, for resale to service customers of Sonic’s dealerships in the ordinary course of business. Total purchases from Oil Chem by Sonic dealerships totaled approximately $1.9 million, $1.5 million and $1.4 million in the years ended December 31, 2012, 2011 and 2010, respectively.

9.	Capital Structure and Per Share Data

Preferred Stock — Sonic has 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2012 and 2011.

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

Share Repurchases — Sonic’s Board of Directors has authorized Sonic to expend up to $395.0 million to repurchase shares of its Class A common stock. As of December 31, 2012, Sonic had repurchased a total of approximately 20.1 million shares of Class A common stock at an average price per share of approximately $16.46 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2012, Sonic had approximately $49.6 million remaining under the Board’s authorization.

Per Share Data — The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants and the 5.0% Convertible Notes. Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and are included in the two-class

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	Weighted Average Shares	Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
		(In thousands, except per share amounts)
Earnings (loss) and shares	53,550	$91,261		$(2,160)		$89,101
Effect of participating securities:
Non-vested restricted stock and stock units		(1,381)		—		(1,381)

Basic earnings (loss) and shares	53,550	$89,880	$1.68	$(2,160)	$(0.04)	$87,720	$1.64
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	6,411	4,617		64		4,681
Stock compensation plans	445

Diluted earnings (loss) and shares	60,406	$94,497	$1.56	$(2,096)	$(0.03)	$92,401	$1.53

	Year Ended December 31, 2011
	Weighted Average Shares	Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,358	$81,531		$(5,277)		$76,254
Effect of participating securities:
Non-vested restricted stock and stock units		(1,056)		—		(1,056)

Basic earnings (loss) and shares	52,358	$80,475	$1.54	$(5,277)	$(0.10)	$75,198	$1.44
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	12,517	9,093		207		9,300
Stock compensation plans	589

Diluted earnings (loss) and shares	65,464	$89,568	$1.37	$(5,070)	$(0.08)	$84,498	$1.29

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Weighted Average Shares	Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
		Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,214	$98,862		$(8,933)		$89,929
Effect of participating securities:
Non-vested restricted stock and stock units		(950)		—		(950)

Basic earnings (loss) and shares	52,214	$97,912	$1.88	$(8,933)	$(0.18)	$88,979	$1.70
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	12,890	8,765		288		9,053
Stock compensation plans	690

Diluted earnings (loss) and shares	65,794	$106,677	$1.62	$(8,645)	$(0.13)	$98,032	$1.49

In addition to the stock options included in the tables above, options to purchase approximately 1.0 million, 1.9 million and 2.3 million shares of Class A common stock were outstanding during the years ended December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted net income per share because the options were not dilutive.

10.    Employee Benefit Plans

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the 401(k) plan were approximately $4.4 million, $1.6 million and $0.5 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Compensation Plans

Sonic currently has three active stock compensation plans: the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), and the Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (the “2012 Formula Plan”). Sonic has two additional terminated plans with outstanding grants as of December 31, 2012: the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (the “Formula Plan”) and the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”). Collectively, these are referred to as the “Stock Plans”. During the second quarter of 2009, Sonic’s stockholders approved an increase in the number of shares of Sonic’s Class A Common Stock authorized for issuance under the 2004 Plan to 5,000,000 shares. During the first quarter of 2012, Sonic’s stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 300,000 shares and 2,000,000 shares for the 2012 Formula Plan and the 2012 Plan, respectively. Simultaneously, the Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) was terminated (there were no outstanding grants under this plan as of December 31, 2012).

The Stock Plans were adopted by the Board of Directors in order to attract and retain key personnel. Under the 2012 Plan and the 2004 Plan, options to purchase shares of Class A common stock may be granted to key employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant. The 2012 Plan and the 2004 Plan also authorized the issuance of restricted stock and restricted stock units. Restricted stock and restricted stock unit grants under the 2012 Plan and the 2004 Plan vest over a three year term. The 2012 Formula Plan provides for grants of restricted stock to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Individuals holding non-vested restricted shares under the 2012 Plan, the 2012 Formula Plan and the 2004 Plan have voting rights and receive dividends on non-vested shares. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic will periodically buy back shares of Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	($ in thousands, except per share data, term in years)
Balance — December 31, 2011	2,734	$1.81	-	37.50	$17.74	4.1	$10,715
Exercised	(625)	1.81	-	19.23	6.33
Forfeited	(354)	15.90	-	37.50	32.68

Balance — December 31, 2012	1,755	$1.81	-	30.07	$18.67	3.4	$8,372

Exercisable	1,755	$1.81	-	30.07	$18.67	3.4	$8,372

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per option data)
Intrinsic Value of Options Exercised	$7,427	$4,039	$2,235
Fair Value of Shares Vested	$426	$444	$555

Sonic recognized compensation expense within selling, general and administrative expenses related to the options in the Stock Plans of approximately $0.1 million, $0.4 million and $0.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. Tax benefits recognized related to the compensation expenses were approximately $0.1 million for the year ended December 31, 2012 and $0.2 million for each of the years ended 2011 and 2010.

A summary of the status of non-vested restricted stock and restricted stock unit grants related to the Stock Plans is presented below:

	Non-vested Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Balance — December 31, 2011	690	$11.91
Granted	451	18.50
Forfeited	(10)	14.55
Vested	(304)	11.75

Balance — December 31, 2012	827	$15.53

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2012, approximately 426,000 restricted shares of Class A common stock and restricted stock units were awarded to Sonic’s executive officers and other key associates under the 2004 Plan. These awards were made in connection with establishing the objective performance criteria for the year ended December 31, 2012 incentive compensation and vest over three years. The shares and units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the year ended December 31, 2012, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer and other key associates. Also in the year ended December 31, 2012, approximately 25,000 restricted shares of Class A common stock were awarded to Sonic’s Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Sonic recognized compensation expense within selling, general and administrative expenses related to non-vested restricted stock and restricted stock units of approximately $5.0 million, $3.3 million and $2.3 million in the years ended December 31, 2012, 2011 and 2010, respectively. Tax benefits recognized related to the compensation expenses were approximately $1.9 million, $1.2 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total compensation cost related to non-vested restricted stock not yet recognized at December 31, 2012 was approximately $8.4 million and is expected to be recognized over a weighted average period of approximately 1.9 years.

Supplemental Executive Retirement Plan

On December 7, 2009, the Compensation Committee of Sonic’s Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a nonqualified deferred compensation plan that is unfunded for federal tax purposes. The SERP includes 11 active members of senior management at December 31, 2012. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by Sonic’s tax-qualified and other nonqualified deferred compensation plans.

The following table sets forth the status of the SERP:

	Year Ended December 31,
	2012	2011
	(In thousands)
Change in projected benefit obligation:
Obligation at beginning of year	$2,392	$814
Service cost	1,638	1,021
Interest cost	105	49
Actuarial loss (gain)	276	508

Obligation at end of year(1)	$4,411	$2,392

Accumulated benefit obligation	$3,420	$1,809

(1) Included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Change in fair value of plan assets:
Plan assets at beginning of year	$—	$—

Plan assets at end of year	—	—

Funded Status Recognized	$(4,411)	$(2,392)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the cost components of the SERP:

	Year Ended December 31,
	2012	2011
	(In thousands)
Service cost	$1,638	$1,021
Interest cost	105	49

Net Pension expense (benefit)	$1,743	$1,070

The weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	December 31,
	2012	2011
Discount rate	3.85%	4.40%
Rate of compensation increase	3.00%	3.00%

The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Year Ending December 31,	Estimated Future Benefit Payments
(In thousands)
2013	$19
2014	10
2015	10
2016	9
2017	9
2018 - 2022	2,093

Multi-Employer Benefit Plan

Six of Sonic’s dealership subsidiaries currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between Sonic’s subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and Sonic’s six dealership subsidiaries are among approximately 200 employers that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM and IBT. The risks of participating in this multi-employer pension plan are different from single-employer plans in the following aspects:

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic’s participation in the AI Pension Plan for the years ended December 31, 2012, 2011 and 2010 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2012 and 2011 is for the plan’s year-end at December 31, 2011, and December 31, 2010, respectively. The zone status is based on information that Sonic received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Financial Improvement Plan (the “FIP”) or a Rehabilitation Plan (the “RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plan is subject. The number of employees covered by Sonic’s multi-employer plans increased 4.1% from December 31, 2010 to December 31, 2011 and decreased 5.1% from December 31, 2011 to December 31, 2012, affecting the period-to-period comparability of the contributions for years ended December 31, 2012, 2011 and 2010.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions			Surcharge Imposed	Collective- Bargaining Agreement Expiration Date(1)
Pension Fund		2012	2011	Pending/ Implemented	Year Ended December 31,
					2012	2011	2010
					(In thousands)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$120	$120	$117	Yes	Between September 30, 2012 and August 31, 2014

(1)	Collective bargaining agreement expiration dates vary by union and dealership. Dates shown represent the range of the earliest and latest stated expirations for our union employees.

Sonic’s participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2011 and December 31, 2010. In June 2006, Sonic received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, Sonic received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. As of April 2011, the AI Pension Plan remained in Critical Status for the plan year beginning January 1, 2011. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a rehabilitation plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implements a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven year period commencing in 2013. Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to Sonic.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include cash flow swap instruments and deferred compensation plan.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets or liabilities recorded at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011 are as follows:

	Fair Value at December 31,
	Total		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)
Assets:
Cash surrender value of life insurance policies(4)	$21.4	$17.0	$—	$—	$21.4	$17.0	$—	$—
Liabilities:
Cash flow swaps designated as hedges(1)	$31.4	$32.5	$—	$—	$31.4	$32.5	$—	$—
Cash flow swaps not designated as hedges(2)	2.9	5.1	—	—	2.9	5.1	—	—
Deferred compensation plan(3)	13.8	12.1	—	—	13.8	12.1	—	—

Total liabilities	$48.1	$49.7	$—	$—	$48.1	$49.7	$—	$—

(1)	As of December 31, 2012, approximately $11.4 million and $20.0 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. As of December 31, 2011, $10.4 million and $22.1 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

(2)	As of December 31, 2012, approximately $0.7 million and $2.2 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. As of December 31, 2011, $2.8 million and $2.3 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

(3)	Included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

(4)	Included in other assets in the accompanying Consolidated Balance Sheets.

The carrying value of assets or liabilities measured at fair value on a non-recurring basis but not completely adjusted to fair value in the in the accompanying Consolidated Balance Sheets as of December 31, 2012, are included in the table below. Certain components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment.”

	Balance as of December 31, 2012	Significant Unobservable Inputs (Level 3) as of December 31, 2012	Total Gains/(Losses) for the Year Ended December 31, 2012
	(In millions)
Long-lived assets held and used(1)	$595.1	$595.1	$(0.9)
Goodwill(2)	454.2	454.2	—
Franchise assets(2)	60.6	60.6	—

(1)	See Notes 1 and 4 for discussion.

(2)	See Notes 1 and 5 for discussion.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012 and December 31, 2011, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
9.0% Notes(1)	$231,525	$208,923	$221,025	$208,769
7.0% Notes(1)	$222,000	$198,282	$—	$—
5.0% Convertible Notes(1)	$—	$—	$205,448	$137,333
Mortgage Notes(2)	$148,244	$137,791	$119,310	$116,584
Assumed Notes(2)	$10,592	$11,289	$13,260	$14,438
Other(2)	$4,971	$5,341	$5,150	$5,555

(1)	As determined by market quotations as of December 31, 2012 and December 31, 2011, respectively (Level 1).

(2)	As determined by discounted cash flows (Level 3).

12.	Commitments and Contingencies

Facility and Equipment Leases

Of the approximate $4.3 million of lease exit expense recorded for the year ended December 31, 2012, $1.1 million related to adjustments to lease exit accruals recorded in previous years for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. The remaining $3.2 million lease exit expense was related to interest charges for dealerships for which lease exit accruals exist. A summary of the activity of these operating lease accruals consists of the following:

(In thousands)
Balance, December 31, 2011	$39,118
Lease exit expense(1)	4,286
Payments(2)	(8,764)
Lease buyout(3)	(1,657)

Balance, December 31, 2012	$32,983

(1)	Expense of approximately $0.4 million is recorded in interest expense, other, net. A benefit of approximately $0.4 million is recorded in selling, general and administrative expenses. Expense of approximately $4.3 million is recorded to income (loss) from operations and the sale of dealerships in the accompanying Consolidated Statements of Income.

(2)	Amount is recorded as an offet to rent expense in selling, general and administrative expenses, with approximately $1.3 million in continuing operations and $7.4 million as a reduction to income (loss) from operations and the sale of dealerships in the accompanying Consolidated Statements of Income.

(3)	Amount represents write-off of accrual related to an early lease buyout agreement which was completed and paid, relieving Sonic of any future lease obligation.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements normally have fifteen to twenty year terms with one or two ten year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Many of the leases are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Sonic was in compliance with these covenants at December 31, 2012. Approximately 20% of these facility leases have payments that vary based on interest rates.

Minimum future lease payments for facility leases and future receipts from subleases as required under non-cancelable operating leases for both continuing and discontinued operations based on current interest rates in effect are as follows:

Year Ending December 31,	Future Minimum Lease Payments, Net	Receipts from Future Subleases
	(In thousands)
2013	$104,159	$(19,243)
2014	91,735	(19,013)
2015	78,793	(17,445)
2016	75,090	(15,095)
2017	68,261	(9,700)
Thereafter	230,977	(33,388)

Total lease expense for continuing operations for the years ended December 31, 2012, 2011 and 2010 was approximately $102.4 million, $103.2 million and $106.0 million, respectively. Total lease expense for discontinued operations for the years ended December 31, 2012, 2011 and 2010 was approximately $6.2 million, $5.7 million and $9.5 million, respectively. The total net contingent rent benefit related to a decrease in interest rates since the underlying leases commenced was approximately $2.4 million and $0.5 million for continuing and discontinued operations, respectively, for each of the years ended December 31, 2012, 2011 and 2010.

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

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio	Minimum EBTDAR to Rent Ratio
Required ratio	1.05	1.20	5.50	1.50
December 31, 2012 actual	1.15	1.69	3.94	3.14

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

In connection with dealership dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. These obligations are included within the future minimum lease payments, net, in the table above. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk is approximately $113.9 million, which is the total of the receipts from future subleases in the table under the heading “Facility and Equipment Leases” above. However, there are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled approximately $9.1 million at December 31, 2012. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sub-lessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sub-lessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $23.8 million at December 31, 2012. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2012.

Legal Matters

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

Included in other accrued liabilities at December 31, 2011 was approximately $7.3 million in reserves that Sonic was holding for pending proceedings. As a result of a litigation settlement on October 2, 2012, Sonic decreased the reserve balance for pending proceedings to approximately $3.4 million as of December 31, 2012. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Subsequent Events

Subsequent to December 31, 2012, Sonic’s Board of Directors authorized an additional $100.0 million to repurchase shares of Sonic’s Class A common stock. Prior to this authorization, as of December 31, 2012, our total remaining repurchase authorization was approximately $49.6 million.

14.    Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic’s results of operations as presented in the Consolidated Statements of Income by quarter for the years ended December 31, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2012
Total revenues(1)	$1,927,066	$2,121,946	$2,127,721	$2,188,735
Gross profit(1)	$303,754	$312,852	$304,428	$314,119
Net income (loss)(2)	$20,498	$28,179	$10,042	$30,382
Earnings (loss) per common share — Basic(2)(3)	$0.39	$0.53	$0.18	$0.55
Earnings (loss) per common share — Diluted(2)(3)	$0.35	$0.47	$0.18	$0.55
Year Ended December 31, 2011
Total revenues(1)	$1,758,377	$1,879,080	$1,899,903	$1,983,446
Gross profit(1)	$278,357	$296,657	$289,903	$293,694
Net income (loss)(2)	$14,964	$21,351	$19,401	$20,538
Earnings (loss) per common share — Basic(2)(3)	$0.28	$0.40	$0.37	$0.39
Earnings (loss) per common share — Diluted(2)(3)	$0.26	$0.35	$0.33	$0.35

Note:	Operations are subject to seasonal variations. The first quarter generally contributes less operating profits than the second, third and fourth quarters. Parts and service demand remains more stable throughout the year. Amounts presented may differ from amounts previously reported on Form 10-Q due to the classification of certain franchises in discontinued and continuing operations in accordance with “Presentation of Financial Statements” in the ASC (see Note 2).

(1)	Results are for continuing operations.

(2)	Results include both continuing operations and discontinued operations.

(3)	The sum of net income per common share for the quarters may not equal the full year amount due to weighted average common shares being calculated on a quarterly versus annual basis.

Net income in the fourth quarter ended December 31, 2011 includes lease adjustments and other charges of approximately $6.8 million.

Net income for the second quarter ended June 30, 2012 includes loss on extinguishment of debt of approximately $2.6 million.

Net income for the third quarter ended September 30, 2012 includes loss on extinguishment of debt of approximately $17.1 million and a charge of approximately $1.2 million related to incremental interest incurred while both the 5.0% Convertible Notes and 7.0% Notes were outstanding.