Form 10-Q
period 2013-03-31
SONIC AUTOMOTIVE INC
filed 2013-04-26
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 15, 2013, there were 40,932,510 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

	First Quarter Ended March 31,
	2013	2012
Revenues:
New vehicles	$1,143,056	$1,031,390
Used vehicles	526,182	501,864
Wholesale vehicles	51,792	43,673

Total vehicles	1,721,030	1,576,927
Parts, service and collision repair	296,642	292,555
Finance, insurance and other	65,494	57,584

Total revenues	2,083,166	1,927,066
Cost of Sales:
New vehicles	(1,076,586)	(967,673)
Used vehicles	(488,152)	(462,467)
Wholesale vehicles	(52,995)	(43,439)

Total vehicles	(1,617,733)	(1,473,579)
Parts, service and collision repair	(152,413)	(149,733)

Total cost of sales	(1,770,146)	(1,623,312)
Gross profit	313,020	303,754
Selling, general and administrative expenses	(245,824)	(237,149)
Impairment charges	(15)	(1)
Depreciation and amortization	(12,134)	(10,895)

Operating income (loss)	55,047	55,709
Other income (expense):
Interest expense, floor plan	(5,213)	(4,263)
Interest expense, other, net	(14,359)	(16,409)
Other income (expense), net	95	20

Total other income (expense)	(19,477)	(20,652)

Income (loss) from continuing operations before taxes	35,570	35,057
Provision for income taxes - benefit (expense)	(13,873)	(13,912)

Income (loss) from continuing operations	21,697	21,145
Discontinued operations:
Income (loss) from operations and the sale of dealerships	(738)	(1,176)
Income tax benefit (expense)	332	529

Income (loss) from discontinued operations	(406)	(647)

Net income (loss)	$21,291	$20,498

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.41	$0.40
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)

Earnings (loss) per common share	$0.40	$0.39

Weighted average common shares outstanding	52,586	52,224

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.41	$0.36
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)

Earnings (loss) per common share	$0.40	$0.35

Weighted average common shares outstanding	52,931	64,420

Dividends declared per common share	$0.025	$0.025

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	First Quarter Ended March 31,
	2013	2012

Net income (loss)	$21,291	$20,498

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	2,881	2,807
Provision for income tax benefit (expense) related to:
Change in fair value of interest rate swap agreements	(1,094)	(1,066)

Other comprehensive income (loss)	1,787	1,741

Comprehensive income (loss)	$23,078	$22,239

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$4,247	$3,371
Receivables, net	280,920	345,294
Inventories	1,142,023	1,177,966
Other current assets	47,396	84,402

Total current assets	1,474,586	1,611,033
Property and Equipment, net	641,797	595,124
Goodwill	454,224	454,224
Other Intangible Assets, net	70,133	70,521
Other Assets	47,224	45,820

Total Assets	$2,687,964	$2,776,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$613,078	$655,195
Notes payable - floor plan - non-trade	493,475	524,023
Trade accounts payable	99,663	120,981
Accrued interest	7,986	16,643
Other accrued liabilities	172,490	188,726
Current maturities of long-term debt	19,555	18,587

Total current liabilities	1,406,247	1,524,155
Long-Term Debt	619,742	610,798
Other Long-Term Liabilities	102,081	104,456
Deferred Income Taxes	18,675	10,768
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 61,462,430 shares issued and 40,929,176 shares outstanding at March 31, 2013; 61,352,134 shares issued and 41,210,507 shares outstanding at December 31, 2012	615	614
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2013 and December 31, 2012	121	121
Paid-in capital	671,382	669,324
Retained earnings	227,996	208,048
Accumulated other comprehensive income (loss)	(18,176)	(19,963)
Treasury stock, at cost (20,533,254 Class A shares held at March 31, 2013 and 20,141,627 Class A shares held at December 31, 2012)	(340,719)	(331,599)

Total stockholders’ equity	541,219	526,545

Total Liabilities and Stockholders’ Equity	$2,687,964	$2,776,722

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	61,352	$614	(20,142)	$(331,599)	12,029	$121	$669,324	$208,048	$(19,963)	$526,545
Shares awarded under stock compensation plans	110	1	—	—	—	—	727	—	—	728
Purchases of treasury stock	—	—	(391)	(9,120)	—	—	—	—	—	(9,120)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	204	—	—	204
Fair value of interest rate swap agreements, net of tax expense of $1,094	—	—	—	—	—	—	—	—	1,787	1,787
Restricted stock amortization	—	—	—	—	—	—	1,127	—	—	1,127
Net income (loss)	—	—	—	—	—	—	—	21,291	—	21,291
Dividends ($0.025 per share)	—	—	—	—	—	—	—	(1,343)	—	(1,343)

BALANCE AT MARCH 31, 2013	61,462	$615	(20,533)	$(340,719)	12,029	$121	$671,382	$227,996	$(18,176)	$541,219

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	First Quarter Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,291	$20,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	12,133	11,133
Provision for bad debt expense	19	91
Other amortization	390	390
Debt issuance cost amortization	794	765
Debt discount amortization, net of premium amortization	(26)	1,309
Stock - based compensation expense	—	107
Amortization of restricted stock, net of forfeitures	1,127	1,023
Deferred income taxes	6,811	(429)
Equity interest in earnings of investee	(79)	(101)
Asset impairment charges	15	1
Loss (gain) on disposal of dealerships and property and equipment	(12)	(5,644)
Loss on exit of leased dealerships	788	3,321
Non-cash adjustments - cash flow swaps	(195)	(22)
Changes in assets and liabilities that relate to operations:
Receivables	64,355	48,562
Inventories	35,992	(130,766)
Other assets	34,885	(4,736)
Notes payable - floor plan - trade	(42,117)	20,552
Trade accounts payable and other liabilities	(47,334)	(5,222)

Total adjustments	67,546	(59,666)

Net cash provided by (used in) operating activities	88,837	(39,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(59,337)	(11,958)
Proceeds from sales of property and equipment	172	459
Proceeds from sales of dealerships	—	19,963
Distributions from equity investee	—	700

Net cash provided by (used in) investing activities	(59,165)	9,164

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan - non-trade	(30,548)	23,090
Borrowings on revolving credit facilities	45,819	62,392
Repayments on revolving credit facilities	(51,995)	(62,392)
Proceeds from issuance of long-term debt	19,200	10,700
Principal payments on long-term debt	(3,084)	(2,547)
Purchases of treasury stock	(9,120)	(1,799)
Income tax benefit (expense) associated with stock compensation plans	204	1,341
Issuance of shares under stock compensation plans	728	1,000
Dividends paid	—	(1,334)

Net cash provided by (used in) financing activities	(28,796)	30,451

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	876	447
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,371	1,913

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,247	$2,360

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $1,094 and $1,066 in the first quarters ended March 31, 2013 and 2012, respectively)	$1,787	$1,741
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, including amount capitalized	$29,608	$23,172
Income taxes	$10,685	$6,243

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements for the first quarters ended March 31, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). All material intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2012, which were included in Sonic’s Annual Report on Form 10-K.

Reclassifications – The Unaudited Condensed Consolidated Statements of Income for the first quarter ended March 31, 2012 reflect the reclassification of balances from continuing operations to discontinued operations from the prior year presentation for additional dealerships sold or terminated subsequent to March 31, 2012.

Recent Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that amended the reporting requirements for amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2012. See Note 10, “Accumulated Other Comprehensive Income (Loss),” for the impact of this accounting standard update on Sonic’s required disclosures.

Lease Exit Accruals – Lease exit accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)

Balance, December 31, 2012	$32,983
Lease exit expense (1)	788
Payments (2)	(2,197)

Balance, March 31, 2013	$31,574

(1)	Expense of approximately $0.1 million is recorded in interest expense, other, net, and expense of approximately $0.7 million is recorded to income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.
(2)	Amount is recorded as an offet to rent expense in selling, general and administrative expenses, with approximately $0.3 million in continuing operations and $1.9 million as a reduction of income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.

Income Tax Expense – The overall effective tax rate from continuing operations was 39.0% and 39.7% in the first quarters ended March 31, 2013 and 2012, respectively. The effective rate in the first quarter ended March 31, 2013 was lower than the prior year period due to the level of overall taxable income and the shift in the distribution of taxable income between states in which Sonic operates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations

Dispositions – The operating results of disposed dealerships are included in the income (loss) from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Income. As of March 31, 2013, there were no dealerships held for sale.

Revenues and other activities associated with franchises classified as discontinued operations were as follows:

	First Quarter Ended March 31,
(In thousands)	2013	2012

Income (loss) from operations	$(34)	$(3,673)
Gain (loss) on disposal	(37)	5,660
Lease exit accrual adjustments and charges	(667)	(3,163)

Pre-tax income (loss)	$(738)	$(1,176)

Total revenues	$—	$71,070

Lease exit charges recorded during the first quarters ended March 31, 2013 and 2012 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

3. Inventories

Inventories consist of the following:

(In thousands)	March 31, 2013	December 31, 2012

New vehicles	$828,548	$866,442
Used vehicles	175,472	175,957
Service loaners	82,188	81,384
Parts and accessories	55,383	53,723
Other	432	460

Inventories	$1,142,023	$1,177,966

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	March 31, 2013	December 31, 2012

Land	$160,490	$142,730
Building and improvements	506,734	476,846
Office equipment and fixtures	118,658	115,509
Parts and service equipment	65,589	62,678
Company vehicles	7,916	7,750
Construction in progress	43,543	39,139

Total, at cost	902,930	844,652
Less accumulated depreciation	(261,133)	(249,528)

Property and equipment, net	$641,797	$595,124

In the first quarters ended March 31, 2013 and 2012, capital expenditures were approximately $59.3 million and $12.0 million, respectively, and were primarily related to real estate acquisitions, construction of new dealerships, building improvements and equipment purchased for use in Sonic’s dealerships.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

(In thousands)	Franchise Agreements	Net Goodwill

Balance, December 31, 2012	$60,635	$454,224	(1)

Reductions from dispositions	—	—

Balance, March 31, 2013	$60,635	$454,224	(1)

(1)	Net of accumulated impairment losses of $796,725.

At December 31, 2012, Sonic had approximately $9.9 million of definite life intangibles recorded related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at March 31, 2013 was approximately $9.5 million and was included in other intangible assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets.

6. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2013	December 31, 2012

2011 Revolving Credit Facility (1)	$—	$6,176
9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”)	210,000	210,000
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	200,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	9,861	10,572
Mortgage notes to finance companies-fixed rate, bearing interest from 4.07% to 7.03%	136,328	137,791
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	80,574	62,229
Net debt discount and premium (2)	(2,812)	(2,814)
Other	5,346	5,431

Total debt	$639,297	$629,385
Less current maturities	(19,555)	(18,587)

Long-term debt	$619,742	$610,798

(1)	The interest rate on the revolving credit facility was 2.00% above LIBOR at March 31, 2013 and 2.25% above LIBOR at December 31, 2012.
(2)	March 31, 2013 includes $1.0 million discount associated with the 9.0% Notes, $1.7 million discount associated with the 7.0% Notes, $0.6 million premium associated with notes payable to a finance company and $0.7 million discount associated with mortgage notes payable. December 31, 2012 includes $1.1 million discount associated with the 9.0% Notes, $1.7 million discount associated with the 7.0% Notes, $0.7 million premium associated with notes payable to a finance company and $0.7 million discount associated with mortgage notes payable.

2011 Credit Facilities

Sonic has a syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and a syndicated floor plan credit facility (the “2011 Floor Plan Facilities”). The 2011 Revolving Credit Facility and 2011 Floor Plan Facilities (collectively the “2011 Credit Facilities”) are scheduled to mature on August 15, 2016. On March 14, 2013, Sonic finalized an amendment to its 2011 Credit Facilities that, among other things, removed the pledge of 5,000,000 shares of common stock of Speedway Motorsports, Inc. (“SMI”) that were previously pledged as collateral to the 2011 Credit Facilities.

Availability under the 2011 Revolving Credit Facility is calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Revolving Credit Facility may be increased at Sonic’s option to $225.0 million upon satisfaction of certain conditions.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on balances as of March 31, 2013, the 2011 Revolving Borrowing Base was approximately $133.9 million and Sonic had approximately $32.3 million in outstanding letters of credit resulting in total borrowing availability of approximately $101.6 million under the 2011 Revolving Credit Facility.

Covenants

Sonic was in compliance with the covenants under the 2011 Credit Facilities as of March 31, 2013. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50

March 31, 2013 actual	1.12	1.68	3.90

The 2011 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2011 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2013, the ratio was 3.24 to 1.00.

7.0% Senior Subordinated Notes

The 7.0% Notes are unsecured senior subordinated obligations of Sonic that mature on July 15, 2022 and are guaranteed by Sonic’s domestic operating subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. Sonic may redeem the 7.0% Notes in whole or in part at any time after July 15, 2017 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on July 15, 2017	103.500%
Beginning on July 15, 2018	102.333%
Beginning on July 15, 2019	101.167%
Beginning on July 15, 2020 and thereafter	100.000%

In addition, on or before July 15, 2015, Sonic may redeem up to 35% of the aggregate principal amount of the 7.0% Notes at 107% of the par value of the 7.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. On or before July 15, 2017, Sonic may redeem all or a part of the aggregate principal amount of the 7.0% Notes at a redemption price equal to 100% of the principal amount of the 7.0% Notes redeemed plus an applicable premium (as defined in the Indenture) and any accrued and unpaid interest as of the redemption date. The indenture also provides that holders of the 7.0% Notes may require Sonic to repurchase the 7.0% Notes at 101% of the par value of the 7.0% Notes, plus accrued and unpaid interest, if Sonic undergoes a change of control, as defined in the indenture.

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 7.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 7.0% Notes. Sonic was in compliance with all restrictive covenants as of March 31, 2013.

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

In addition, on or before March 15, 2014, Sonic may redeem all or a part of the aggregate principal amount of the 9.0% Notes at a redemption price equal to 100% of the principal amount of the 9.0% Notes redeemed plus an applicable premium (as defined in the Indenture) and any accrued and unpaid interest as of the redemption date. The Indenture also provides that holders of 9.0% Notes may require Sonic to repurchase the 9.0% Notes at 101% of the par value of the 9.0% Notes, plus accrued interest if Sonic undergoes a change of control, as defined in the Indenture.

The Indenture governing the 9.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, cash dividends to stockholders, distributions and redemptions. Specifically, the indenture governing Sonic’s 9.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 9.0% Notes. Sonic was in compliance with all restrictive covenants as of March 31, 2013.

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

Mortgage Notes

Sonic has mortgage financing totaling approximately $216.9 million in aggregate, related to 22 of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between June 2013 and March 2031. The weighted average interest rate was 4.37% at March 31, 2013.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements (the “Cash Flow Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at March 31, 2013 was a liability of approximately $31.2 million, with $11.9 million included in other accrued liabilities and $19.3 million included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2012 was a liability of approximately $34.3 million, with $12.1 million included in other accrued liabilities and $22.2 million included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these Cash Flow Swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$3.1		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$9.8		4.655%	one-month LIBOR	December 10, 2017
$8.0	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.0		4.330%	one-month LIBOR	July 1, 2013
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.8	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017

(1)	The one-month LIBOR rate was 0.204% at March 31, 2013.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.

For the Cash Flow Swaps not designated as hedges (changes in the fair value are recognized through earnings), certain benefits were included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income.

For the Cash Flow Swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The incremental interest expense (the difference between interest paid and interest received) related to these Cash Flow Swaps was approximately $2.9 million and $4.4 million in the first quarters ended March 31, 2013 and 2012, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated expense (net of tax) expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $7.4 million. See Note 10, “Accumulated Other Comprehensive Income (Loss),” for further discussion of the impact of the Cash Flow Swaps on accumulated other comprehensive income (loss).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans and the 5.0% Convertible Senior Notes due 2029 (the “5.0% Convertible Notes”), which were extinguished in 2012. Sonic’s non-vested restricted stock and certain of its non-vested restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the first quarters ended March 31, 2013 and 2012:

	First Quarter Ended March 31, 2013
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,586	$21,697		$(406)		$21,291
Effect of participating securities:
Non-vested restricted stock and stock units		(170)		—		(170)

Basic earnings (loss) and shares	52,586	$21,527	$0.41	$(406)	$(0.01)	$21,121	$0.40
Effect of dilutive securities:
Stock compensation plans	345

Diluted earnings (loss) and shares	52,931	$21,527	$0.41	$(406)	$(0.01)	$21,121	$0.40

	First Quarter Ended March 31, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,224	$21,145		$(647)		$20,498
Effect of participating securities:
Non-vested restricted stock and stock units		(329)		—		(329)

Basic earnings (loss) and shares	52,224	$20,816	$0.40	$(647)	$(0.01)	$20,169	$0.39
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	11,676	2,125		47		2,172
Stock compensation plans	520

Diluted earnings (loss) and shares	64,420	$22,941	$0.36	$(600)	$(0.01)	$22,341	$0.35

In addition to the stock options included in the table above, options to purchase approximately 0.9 million shares and 1.6 million shares of Class A common stock were outstanding at March 31, 2013 and March 31, 2012, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

Included in other accrued liabilities and other long-term liabilities at March 31, 2013 was approximately $1.1 million and $1.2 million, respectively, in reserves for pending proceedings. Included in other accrued liabilities and other long-term liabilities at December 31, 2012 was approximately $2.1 million and $1.3 million, respectively, in reserves for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In connection with dealership dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk was approximately $113.9 million as of December 31, 2012.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $19.3 million at both March 31, 2013 and December 31, 2012. These indemnifications expire within a period of 12 to 24 months following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2013. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was approximately $2.8 million at both March 31, 2013 and December 31, 2012.

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

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include cash flow swap instruments and deferred compensation plan balances.

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

As of March 31, 2013 and December 31, 2012, there were no Level 1 or Level 3 assets or liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets. Level 2 assets and liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 are as follows:

(In millions)	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2013	December 31, 2012

Assets:
Cash surrender value of life insurance policies (1)	$23.7	$21.4

Liabilities:
Cash flow swaps designated as hedges (2)	$28.5	$31.4
Cash flow swaps not designated as hedges (3)	2.7	2.9
Deferred compensation plan (4)	14.7	13.8

Total liabilities	$45.9	$48.1

(1)	Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(2)	As of March 31, 2013, approximately $11.2 million and $17.3 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2012, approximately $11.4 million and $20.0 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(3)	As of March 31, 2013, approximately $0.7 million and $2.0 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2012, approximately $0.7 million and $2.2 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(4)	Included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

There were no instances in the first quarter ended March 31, 2013 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 have not changed since December 31, 2012.

As of March 31, 2013 and December 31, 2012, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	March 31, 2013		December 31, 2012
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value

9.0% Notes (1)	$231,525	$208,963	$231,525	$208,923

7.0% Notes (1)	$222,500	$198,314	$222,000	$198,282

Mortgage Notes (2)	$148,973	$136,328	$148,244	$137,791

Assumed Notes (2)	$9,877	$10,469	$10,592	$11,289

Other (2)	$4,923	$5,284	$4,971	$5,341

(1)	As determined by market quotations as of March 31, 2013 and December 31, 2012, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the first quarter ended March 31, 2013 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the First Quarter Ended March 31, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Beginning balance at December 31, 2012	$(19,488)	$(475)	$(19,963)
Other comprehensive income (loss) before reclassifications (1)	31	—	31
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	1,756	—	1,756

Net current-period other comprehensive income (loss)	1,787	—	1,787

Ending balance at March 31, 2013	$(17,701)	$(475)	$(18,176)

(1)	Net of tax expense of $18.
(2)	Net of tax expense of $1,076.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the Consolidated Financial Statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2012.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We are one of the largest automotive retailers in the United States. As of March 31, 2013, we operated 111 dealerships in 14 states (representing 25 different brands of cars and light trucks) and 20 collision repair centers. For management and operational reporting purposes, we group certain dealerships together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2013, we operated 100 stores. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following is a detail of our new vehicle revenues by brand for the first quarters ended March 31, 2013 and 2012:

	Percentage of New Vehicle Revenue (1)
	First Quarter Ended March 31,
Brand	2013	2012

Luxury
BMW	20.1%	17.0%
Mercedes	8.3%	8.6%
Cadillac	4.6%	4.8%
Lexus	4.5%	4.5%
Audi	3.9%	4.0%
Land Rover	2.5%	2.4%
Mini	2.4%	2.7%
Porsche	1.9%	1.7%
Volvo	0.9%	1.0%
Infiniti	0.8%	0.9%
Acura	0.7%	0.7%
Jaguar	0.6%	1.0%

Total Luxury	51.2%	49.3%
Mid-line Import
Honda	15.1%	15.9%
Toyota	10.1%	10.1%
Volkswagen	2.8%	3.3%
Hyundai	2.0%	2.4%
Other (2)	1.4%	2.1%
Nissan	1.1%	0.9%

Total Mid-line Import	32.5%	34.7%
Domestic
Ford	8.9%	8.2%
General Motors (3)	7.4%	7.8%

Total Domestic	16.3%	16.0%

Total	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior period income statement data reflects reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to March 31, 2012 that had not been included in discontinued operations as of that date or (ii) include franchises previously held for sale that subsequently were reclassified to held and used. See Note 1 to our accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Kia, Scion and Subaru.
(3)	Includes Buick, Chevrolet and GMC.

Results of Operations

The following discussions are based on reported figures. Same store amounts do not vary significantly from reported totals since we have not made any significant dealership acquisitions since March 31, 2008.

New Vehicles

The automobile retail industry uses the Seasonally Adjusted Annual Rate (“SAAR”) to measure the annual amount of expected new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and markets in which we do not operate.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

	First Quarter Ended March 31,
(in millions of vehicles)	2013	2012	% Change
SAAR	15.3	14.1	8.5%

Source: Bloomberg Financial Markets, via Stephens Inc.

New vehicle revenues include the sale of new vehicles to retail customers, as well as the sale of fleet vehicles. New vehicle revenues can be influenced by manufacturer incentives for consumers, which vary from cash-back incentives to low interest rate financing. New vehicle revenues are also dependent on manufacturers providing adequate vehicle allocations to our dealerships to meet customer demands and the availability of consumer credit. Our reported new vehicle (including fleet) results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$1,143,056	$1,031,390	$111,666	10.8%
Gross profit	$66,470	$63,717	$2,753	4.3%
Unit sales	32,083	30,173	1,910	6.3%
Revenue per unit	$35,628	$34,183	$1,445	4.2%
Gross profit per unit	$2,072	$2,112	$(40)	(1.9%)
Gross profit as a % of revenue	5.8%	6.2%	(40)	bps

The increase in new vehicle revenue in the first quarter ended March 31, 2013 was primarily driven by a 6.3% increase in our new unit sales volume compared to the prior year period, consistent with the actual industry new unit sales volume increase of 6.4% compared to the prior year. Excluding fleet volume, our retail new vehicle volume growth increased 7.4% during the first quarter ended March 31, 2013.

Our new unit volume increase in the first quarter ended March 31, 2013 was led by our BMW and Toyota/Scion dealerships, which combined to account for 76.1% of the year-over-year increase. These dealerships experienced low levels of inventory in the prior year, which affected sales volume in the first quarter ended March 31, 2012. Gross profit per new unit decreased 1.9% in the first quarter ended March 31, 2013, primarily due to declines in gross profit per new unit at our Honda and Lexus dealerships. Our Honda and Lexus dealerships experienced high gross profit per unit in the first quarter of 2012 due to lack of available inventory as a result of the natural disasters in Japan during 2011. As new vehicle inventory in these brands has returned to normal levels, gross profit per unit has also returned to normal levels, resulting in the decrease in our gross profit per new unit during the first quarter ended March 31, 2013, compared to the prior year period. Total gross profit dollars increased 4.3% during the first quarter ended March 31, 2013 as a result of increased new unit sales volume, which more than offset the decline in gross profit per new unit. In addition, this incremental unit sales volume contributed to additional F&I gross profit in the first quarter ended March 31, 2013, discussed under the heading “Finance, Insurance and Other (“F&I”)” below.

Our luxury dealerships (which include Cadillac) experienced a 14.9% increase in new vehicle revenue in the first quarter ended March 31, 2013, compared to the prior year period, primarily due to a 13.0% increase in new unit sales volume. Luxury dealership new vehicle gross profit increased 10.4% compared to the prior year period, primarily due to new unit sales volume increases at our BMW, Lexus, Cadillac and Audi dealerships. Luxury dealership gross profit per new unit decreased 2.3% in the first quarter ended March 31, 2013, driven primarily by decreases in gross profit per new unit at our Lexus and BMW dealerships.

Our mid-line import dealerships experienced a 4.1% increase in new vehicle revenue in the first quarter ended March 31, 2013, due to a 1.2% increase in new unit volume and a 2.8% increase in revenue per new unit. Mid-line import gross profit per new unit decreased 12.9% during the first quarter ended March 31, 2013 and total mid-line import new vehicle gross profit decreased 11.9% in the first quarter ended March 31, 2013, compared to the prior year, attributable in part to higher gross profit per unit in the first quarter of 2012 due to reduced inventory availability in our Japanese brands, resulting in comparative declines in the first quarter ended March 31, 2013.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Excluding fleet sales, our domestic dealerships experienced a 19.7% increase in new retail vehicle revenue, a 9.1% increase in new retail vehicle gross profit and a 14.3% increase in new retail unit sales volume during the first quarter ended March 31, 2013, compared to the prior year period. New retail unit sales volume at our Ford dealerships increased 22.4%, driving increases at our Ford dealerships of 29.4% and 19.3% in new retail vehicle revenue and new retail vehicle gross profit, respectively. Our GM dealerships (excluding Cadillac) experienced a 5.9% increase in new retail unit sales volume, resulting in a 9.8% increase in new retail vehicle revenue. These GM dealerships experienced a 0.6% decrease in new retail vehicle gross profit, due to a 6.1% decrease in gross profit per new retail unit, offset partially by higher unit sales volume. Including fleet sales, our domestic dealerships experienced a 12.6% increase in new vehicle revenue and a 7.3% increase in new unit sales volume in the first quarter ended March 31, 2013, compared to the prior year period. Domestic fleet unit sales volume decreased 9.8% compared to the prior year period, resulting in an 8.0% decrease in total fleet revenue.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. Following is information related to our used vehicle sales:

	First Quarter Ended March 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$526,182	$501,864	$24,318	4.8%
Gross profit	$38,030	$39,397	$(1,367)	(3.5%)
Unit sales	26,469	25,478	991	3.9%
Revenue per unit	$19,879	$19,698	$181	0.9%
Gross profit per unit	$1,437	$1,546	$(109)	(7.1%)
Gross profit as a % of revenue	7.2%	7.9%	(70)	bps

In the first quarter ended March 31, 2013, our used vehicle unit volume increased 3.9% compared to the prior year period, primarily due to the continued implementation of our standardized used vehicle merchandising process. We believe this process allows us to purchase and price our used vehicles more competitively and market them more effectively than our competition, resulting in higher unit sales volume and overall revenue.

The decrease in gross profit per used unit for the quarter ended March 31, 2013 was due in part to unusually higher gross profit per unit in the prior year period. Used vehicle gross profit per unit was higher in the prior year period as a result of the natural disasters in Japan during 2011, which limited new vehicle production and resulted in increased demand for used vehicle inventory in certain brands. Although we experienced declines in used vehicle gross profit and gross profit per unit for the quarter ended March 31, 2013, the incremental unit sales volume contributed to higher gross profit experienced in our F&I and Fixed Operations areas.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory. Following is information related to wholesale vehicle sales:

	First Quarter Ended March 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$51,792	$43,673	$8,119	18.6%
Gross profit (loss)	$(1,203)	$234	$(1,437)	614.1%
Unit sales	8,393	7,175	1,218	17.0%
Revenue per unit	$6,171	$6,087	$84	1.4%
Gross profit (loss) per unit	$(143)	$33	$(176)	533.3%
Gross profit (loss) as a % of revenue	(2.3%)	0.5%	(280)	bps

In the first quarter ended March 31, 2013, there was an increase in wholesale revenue and wholesale unit sales, compared to the prior year period, which increased as a result of increases in new and used retail vehicle unit volumes. These higher retail volumes generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. In addition, as a result of the natural disasters in Japan during 2011, which limited new vehicle production, used vehicle inventory in certain brands faced high demand and we were able to retail certain used vehicles that we might have typically sold through wholesale channels, resulting in reduced wholesale volume and higher gross profit per unit on those wholesale vehicles during the first quarter ended March 31, 2012. See previous heading, “Used Vehicles,” for further discussion.

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

	First Quarter Ended March 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Revenue
Parts	$157,492	$155,499	$1,993	1.3%
Service	127,675	124,880	2,795	2.2%
Collision repair	11,475	12,176	(701)	(5.8%)

Total	$296,642	$292,555	$4,087	1.4%

Gross profit
Parts	$49,629	$49,473	$156	0.3%
Service	88,256	86,602	1,654	1.9%
Collision repair	6,344	6,747	(403)	(6.0%)

Total	$144,229	$142,822	$1,407	1.0%

Gross profit as a % of revenue
Parts	31.5%	31.8%	(30)	bps
Service	69.1%	69.3%	(20)	bps
Collision repair	55.3%	55.4%	(10)	bps

Total	48.6%	48.8%	(20)	bps

In the first quarter ended March 31, 2013, there were 63 Fixed Operations selling days, compared to 65 Fixed Operations selling days in the first quarter ended March 31, 2012. Adjusted for two fewer Fixed Operations selling days in

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

the first quarter ended March 31, 2013, overall Fixed Operations revenue increased 4.6% and gross profit increased 4.2% compared to the prior year period. The Fixed Operations results discussed below, as well as those reported in the table above, have not been adjusted for the difference in selling days.

Overall Fixed Operations customer pay revenue increased 1.5% during the first quarter ended March 31, 2013, compared to the prior year period. Wholesale parts revenue increased 4.2% during the first quarter ended March 31, 2013, compared to the prior year period. Warranty revenue also contributed to the year-over-year improvement, increasing 2.6% during the first quarter ended March 31, 2013. Overall used vehicle reconditioning revenue decreased 2.3% during the first quarter ended March 31, 2013, compared to the prior year period. Fixed Operations customer pay revenue at our domestic, mid-line import and luxury dealerships increased 1.3%, 8.6%, and 15.8%, respectively, in the first quarter ended March 31, 2013, compared to the prior year.

In the first quarter ended March 31, 2013, an increase in Fixed Operations revenue contributed approximately $2.0 million in gross profit increase, partially offset by a $0.6 million decrease in gross profit due to a 20 basis point decline in the gross margin rate caused primarily by a shift in revenue mix towards lower margin wholesale parts sales, and a decline in the wholesale parts margin rate compared to the prior year.

As of March 31, 2013, we operated 20 collision repair centers. Collision repair revenues decreased 5.8% in the first quarter ended March 31, 2013, compared to the prior year period, primarily due to the closure of one collision center during the first quarter of 2013 and related decreases in customer pay and sublet revenues of 4.0% and 14.6%, respectively.

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

	First Quarter Ended March 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)

Revenue	$65,494	$57,584	$7,910	13.7%
Gross profit per retail unit (excludes fleet)	$1,148	$1,067	$81	7.6%

F&I revenues increased during the first quarter ended March 31, 2013 compared to the prior year period, primarily due to an increase in total new and used retail (excluding fleet) unit volume of 3,091 units, or 5.7%. F&I gross profit per unit improved 7.6% in the first quarter ended March 31, 2013, compared to the prior year period, primarily due to improved penetration on service contracts and aftermarket products as a result of increased management emphasis in this area. Finance contract gross revenue improved 13.0% in the first quarter ended March 31, 2013, compared to the prior year period, driven by the 5.7% increase in unit volume, offset partially by a 180 basis point decrease in the finance contract penetration rate. Finance contract gross revenue may be under pressure if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Compared to the prior year period, service contract revenue increased 22.4% and aftermarket contract revenue increased 7.1% in the first quarter ended March 31, 2013, and total service contract volume and aftermarket contract volume increased 17.7% and 8.7%, respectively.

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

	First Quarter Ended March 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)

Compensation	$148,580	$142,184	$(6,396)	(4.5%)
Advertising	$13,431	$12,055	(1,376)	(11.4%)
Rent and rent related	26,396	26,786	390	1.5%
Other	57,417	56,124	(1,293)	(2.3%)

Total	$245,824	$237,149	$(8,675)	(3.7%)

SG&A as a % of gross profit
Compensation	47.5%	46.8%	(70)	bps
Advertising	4.3%	4.0%	(30)	bps
Rent and rent related	8.4%	8.8%	40	bps
Other	18.3%	18.5%	20	bps

Total	78.5%	78.1%	(40)	bps

Overall SG&A expense dollars increased in the first quarter ended March 31, 2013 compared to the prior year, primarily due to increases in revenue, gross profit and unit sales volume driving higher variable compensation costs and the other SG&A expenses discussed below. Overall SG&A expense as a percentage of gross profit increased 40 basis points during the first quarter ended March 31, 2013, due partially to lower overall gross margins.

Compensation costs as a percentage of gross profit increased 70 basis points in the first quarter ended March 31, 2013, primarily due to increases in sales compensation expense, driven by higher sales commissions associated with higher unit sales volume compared to the prior year as well as an increase in the Company’s matching portion of employee 401(k) contributions. Lower overall gross profit per unit compounded the effect of the increase in sales compensation expense on compensation costs as a percentage of gross profit.

Compared to the first quarter ended March 31, 2012, total advertising expense in the first quarter ended March 31, 2013 increased both in dollar amount and as a percentage of gross profit as a result of our retail advertising strategy to increase traffic and sales activity at our dealerships.

In the first quarter ended March 31, 2013, rent and rent related expenses decreased in dollar amount and as a percentage of gross profit compared to the prior year, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

Other SG&A expenses increased in dollar amount during the first quarter ended March 31, 2013, compared to the prior year period, primarily due to customer related costs as a result of the higher level of sales activity, IT spending, increased services by outside contractors and higher professional fees.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Depreciation and Amortization

Depreciation and amortization expense increased approximately $1.2 million, or 11.4%, during the first quarter ended March 31, 2013, compared to the prior year period. The increase is primarily related to completed construction projects that were placed in service subsequent to March 31, 2012 and the purchase of dealership properties that were previously leased.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $1.0 million, or 25.5%, in the first quarter ended March 31, 2013, compared to the prior year period. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $282.6 million in the first quarter ended March 31, 2013, resulting in an increase in new vehicle floor plan interest expense of approximately $1.5 million compared to the prior year period. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.89% in the first quarter ended March 31, 2013, compared to 2.10% in the first quarter ended March 31, 2012, which resulted in a decrease in interest expense of approximately $0.5 million, partially offsetting the increase due to higher average floor plan notes payable balances discussed above.

Interest expense, floor plan for used vehicles incurred by continuing operations was flat in the first quarter ended March 31, 2013, compared to the prior year period. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $0.7 million in the first quarter ended March 31, 2013, resulting in an increase in used vehicle floor plan interest expense of approximately $0.1 million compared to the prior year period. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.64% in the first quarter ended March 31, 2013, compared to 2.71% in the first quarter ended March 31, 2012, which resulted in a decrease in interest expense of approximately $0.1 million, resulting in flat expense compared to the prior year period.

Interest Expense, Other, Net

Interest expense, other, net, includes both cash and non-cash interest charges, and is summarized in the schedule below:

(In millions)	First Quarter Ended March 31,		Better / (Worse)
	2013	2012	Change	% Change

Stated/coupon interest	$11,262	$9,836	$(1,426)	(14.5%)
Discount/premium amortization	72	1,430	1,358	95.0%
Deferred loan cost amortization	676	765	89	11.6%
Cash flow swap interest	2,703	4,378	1,675	38.3%
Interest allocated to discontinued operations	—	(290)	(290)	(100.0%)
Capitalized interest	(544)	(31)	513	1654.8%
Other interest	190	321	131	40.8%

Total	$14,359	$16,409	$2,050	12.5%

The decrease in interest expense, other, net, was primarily due to a $1.7 million reduction in cash flow swap interest related to the expiration of several Cash Flow Swaps and the replacement of those swaps with Cash Flow Swaps at a lower fixed rate, combined with a $0.5 million increase in interest capitalized in conjunction with construction projects. The effect of higher coupon interest on the 7.0% Notes was offset by a decrease in discount amortization as a result of the extinguishment of the 5.0% Convertible Notes.

Income Taxes

The overall effective tax rate from continuing operations was 39.0% and 39.7% in the first quarters ended March 31, 2013 and 2012, respectively. The effective rate in the first quarter ended March 31, 2013 was lower than the same prior year period due to the shift in the distribution of taxable income between states in which we operate. We expect the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 40.0%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	First Quarter Ended March 31,
(In thousands)	2013	2012

Income (loss) from operations	$(34)	$(3,673)
Gain (loss) on disposal	(37)	5,660
Lease exit accrual adjustments and charges	(667)	(3,163)

Pre-tax income (loss)	$(738)	$(1,176)

Total revenues	$—	$71,070

Loss from discontinued operations improved in the first quarter ended March 31, 2013 compared to the prior year due to the disposal of under-performing dealerships in 2012 that incurred significant operating losses prior to their disposal. No dealerships were disposed of during the first quarter ended March 31, 2013. A gain of approximately $5.7 million was recorded on the disposition of three dealerships during the first quarter ended March 31, 2012. Lease exit charges recorded in the first quarters ended March 31, 2013 and 2012 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our common stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under our 2011 Credit Facilities and other debt obligations and lease arrangements. Nevertheless, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material and adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depends to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

During the fourth quarter of 2012, we entered into a program with one of our manufacturer-affiliated finance companies wherein we maintain a deposit balance with the lender that earns interest based on the lowest interest rate charged on new vehicle floor plan balances held with the lender. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $20.0 million and $60.0 million as of March 31, 2013 and December 31, 2012, respectively, is classified in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets, because there are restrictions on our availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Unaudited Condensed Consolidated Statements of Income. In the first quarter ended March 31, 2013, the reduction in interest expense, floor plan, was approximately $0.2 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR and the prime rate. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.95% and 2.14% in the first quarters ended March 31, 2013 and 2012, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $7.4 million and $8.0 million in the first quarters ended March 31, 2013 and 2012, respectively, and recognized in cost of sales for continuing operations approximately $8.1 million and $6.8 million in the first quarters ended March 31, 2013 and 2012, respectively, in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for discussion of our long-term debt and credit facilities and compliance with debt covenants.

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

Capital expenditures in the first quarter ended March 31, 2013 were approximately $59.3 million. Of this amount, approximately $22.2 million was related to facility construction projects, $32.7 million was related to real estate acquisitions and $4.4 million was for fixed assets utilized in our dealership operations. Of the capital expenditures in the first quarter ended March 31, 2013, approximately $19.2 million was funded through mortgage financing and approximately $40.1 million was funded through cash from operations and use of our credit facilities. As of March 31, 2013, commitments for facilities construction projects totaled approximately $35.1 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock and to maintain our desired capital structure. During the first quarter ended March 31, 2013, we repurchased approximately 0.4 million shares of our Class A common stock for approximately $9.1 million in open-market transactions and in connection with tax withholdings on the vesting of restricted stock. During the first quarter ended March 31, 2012, we repurchased approximately 0.1 million shares of our Class A common stock in connection with approximately $1.8 million of tax withholdings on the vesting of restricted stock. During the first quarter of 2013, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. As of March 31, 2013, our total remaining repurchase authorization was approximately $140.5 million. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2011 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Dividends

During the first quarter ended March 31, 2013, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of March 15, 2013 to be paid on April 15, 2013. Subsequent to March 31, 2013, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for stockholders of record on June 14, 2013 to be paid on July 15, 2013. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 9.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

In the first quarter ended March 31, 2013, net cash provided by operating activities was approximately $88.8 million. This provision of cash was comprised primarily of cash inflows related to operating profits, decreases in receivables and decreases in inventories, offset partially by a decrease in notes payable – floor plan – trade. In the first quarter ended March 31, 2012, net cash used by operating activities was approximately $39.2 million. This use of cash was comprised primarily of cash outflows related to the purchase of inventories, partially offset by operating profits, an increase in notes payable – floor plan – trade and decreases in receivables.

Net cash used in investing activities in the first quarter ended March 31, 2013 was approximately $59.2 million. This use of cash was primarily comprised of purchases of land, property and equipment, including the purchase of four dealership facilities that were previously leased. Net cash provided by investing activities in the first quarter ended March 31, 2012 was approximately $9.2 million. This provision of cash was primarily comprised of proceeds from the sale of dealerships, offset partially by purchases of land, property and equipment.

Net cash used in financing activities in the first quarter ended March 31, 2013 was approximately $28.8 million. This use of cash was primarily related to a decrease in notes payable – floor plan – non-trade, repayments on revolving credit facilities and purchases of treasury stock, offset partially by proceeds from issuance of mortgage-related long-term debt. Net cash provided by financing activities in the first quarter ended March 31, 2012 was approximately $30.5 million. This provision of cash was primarily related to proceeds from issuance of long-term debt and an increase in notes payable – floor plan – non-trade, offset partially by purchases of treasury stock and payments of dividends.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $72.7 million in the first quarter ended March 31, 2013, and net cash provided was approximately $43.6 million in the first quarter ended March 31, 2012. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $58.3 million and net cash used of approximately $16.1 million in the first quarters ended March 31, 2013 and 2012, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” to the accompanying Unaudited Condensed Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Future Liquidity Outlook

We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under our floor plan facilities (or any replacements thereof), our 2011 Credit Facilities, real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash. We expect to generate sufficient cash flow to fund our debt service, working capital requirements and operating requirements for the next twelve months and for the foreseeable future.

Off-Balance Sheet Arrangements

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $753.4 million at March 31, 2013 and approximately $813.5 million at December 31, 2012. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $1.9 million in the first quarter ended March 31, 2013. Of the total change in interest expense, approximately $1.8 million in the first quarter ended March 31, 2013 would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of March 31, 2013 and December 31, 2012 approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the first quarter ended March 31, 2013 due to the leases containing LIBOR floors which were above the LIBOR rate during the first quarter ended March 31, 2013.

We also have various Cash Flow Swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these Cash Flow Swaps, interest rates reset monthly. The fair value of these swap positions at March 31, 2013 was a liability of approximately $31.2 million, with $11.9 million included in other accrued liabilities and $19.3 million recorded to other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2012 was a liability of approximately $34.3 million, with $12.1 million included in other accrued liabilities and $22.2 million recorded to other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. We will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$3.1		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$9.8		4.655%	one-month LIBOR	December 10, 2017
$8.0	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$6.0		4.330%	one-month LIBOR	July 1, 2013
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.8	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017

(1)	The one-month LIBOR rate was 0.204% at March 31, 2013.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2013, because of the material weakness in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Notwithstanding the material weakness that existed as of December 31, 2012, our CEO and CFO have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with U.S. GAAP. We are in the process of remediating such material weakness as described below.

Remediation of Material Weakness – Management is in the process of remediating the internal control deficiencies described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, and the audit committee of the Company’s Board of Directors will monitor the remediation plan and progress. Management’s remediation efforts include hiring additional personnel, implementing training programs for our existing accounting and reporting personnel, revising the Company’s policies and providing appropriate training on the policies and engaging a third-party firm to assist it in developing appropriate remedial measures.

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

Changes in Internal Control over Financial Reporting – Except as discussed above, there has been no change in our internal control over financial reporting during the first quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities and other long-term liabilities at March 31, 2013 was approximately $1.1 million and $1.2 million, respectively, in reserves for pending proceedings. Included in other accrued liabilities and other long-term liabilities at December 31, 2012 was approximately $2.1 million and $1.3 million, respectively, in reserves for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Item 1A: Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the shares of Class A Common Stock we repurchased during the first quarter ended March 31, 2013:

	(In thousands, except per share data)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 2013	135	$22.97	135	$46,499
February 2013	169	23.53	169	142,522
March 2013	88	23.22	88	140,479

Total	392	$23.27	392	$140,479

(1)	All shares repurchased were part of publicly announced share repurchase programs.
(2)	Our active publicly announced Class A common stock repurchase authorization plans and current remaining availability are as follows:

(amounts in thousands)
July 2012 authorization	$100,000
February 2013 authorization	100,000

Total authorization	200,000
Total active plan repurchases	(59,521)

Current remaining availability as of March 31, 2013	$140,479

See Note 6, “Long-term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1*	Amendment No. 2, dated as of March 14, 2013, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013).

10.2*	Amendment No. 2, dated as of March 14, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013).

31.1	Certification of Mr. Heath R. Byrd pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. Heath R. Byrd pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Forward Looking Statements

This Quarterly Report on Form 10-Q contains, and written or oral statements made from time to time by us or by our authorized officers may contain, numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, results and events, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	vehicle sales rates and same store sales growth;

•	future liquidity trends or needs;

•	our business and growth strategies;

•	future covenant compliance;

•	industry trends;

•	our financing plans and our ability to repay or refinance existing debt when due;

•	future acquisitions or dispositions;

•	level of fuel prices;

•	general economic trends, including employment rates and consumer confidence levels; and

•	remediation plans related to our internal control over financial reporting.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report, as well as:

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

These forward-looking statements speak only as of the date of this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

Date: April 26, 2013	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: April 26, 2013	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amendment No. 2, dated as of March 14, 2013, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013).

10.2*	Amendment No. 2, dated as of March 14, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013).

31.1	Certification of Mr. Heath R. Byrd pursuant to rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to rule 13a-14(a)

32.1	Certification of Mr. Heath R. Byrd pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.