Form 10-Q
period 2013-06-30
SONIC AUTOMOTIVE INC
filed 2013-07-26
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 18, 2013, there were 40,767,025 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
New vehicles	$1,247,161	$1,185,654	$2,390,217	$2,217,044
Used vehicles	538,977	534,637	1,065,158	1,036,501
Wholesale vehicles	40,032	42,552	91,825	86,225

Total vehicles	1,826,170	1,762,843	3,547,200	3,339,770
Parts, service and collision repair	307,046	295,340	603,689	587,895
Finance, insurance and other	69,220	63,763	134,714	121,347

Total revenues	2,202,436	2,121,946	4,285,603	4,049,012
Cost of Sales:
New vehicles	(1,179,371)	(1,115,715)	(2,255,958)	(2,083,387)
Used vehicles	(501,368)	(498,918)	(989,519)	(961,384)
Wholesale vehicles	(41,975)	(43,791)	(94,970)	(87,231)

Total vehicles	(1,722,714)	(1,658,424)	(3,340,447)	(3,132,002)
Parts, service and collision repair	(155,916)	(150,670)	(308,330)	(300,404)

Total cost of sales	(1,878,630)	(1,809,094)	(3,648,777)	(3,432,406)
Gross profit	323,806	312,852	636,826	616,606
Selling, general and administrative expenses	(248,090)	(239,751)	(493,914)	(476,900)
Impairment charges	(36)	(33)	(51)	(34)
Depreciation and amortization	(13,144)	(11,210)	(25,278)	(22,105)

Operating income (loss)	62,536	61,858	117,583	117,567
Other income (expense):
Interest expense, floor plan	(5,591)	(4,857)	(10,804)	(9,120)
Interest expense, other, net	(14,390)	(13,835)	(28,749)	(30,244)
Other income (expense), net	(28,265)	(2,553)	(28,170)	(2,533)

Total other income (expense)	(48,246)	(21,245)	(67,723)	(41,897)

Income (loss) from continuing operations before taxes	14,290	40,613	49,860	75,670
Provision for income taxes - benefit (expense)	(5,573)	(11,615)	(19,445)	(25,527)

Income (loss) from continuing operations	8,717	28,998	30,415	50,143
Discontinued operations:
Income (loss) from operations and the sale of dealerships	361	(1,089)	(377)	(2,265)
Income tax benefit (expense)	(162)	270	169	799

Income (loss) from discontinued operations	199	(819)	(208)	(1,466)

Net income (loss)	$8,916	$28,179	$30,207	$48,677

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.16	$0.54	$0.57	$0.94
Earnings (loss) per share from discontinued operations	0.01	(0.01)	-	(0.03)

Earnings (loss) per common share	$0.17	$0.53	$0.57	$0.91

Weighted average common shares outstanding	52,597	52,593	52,591	52,409

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.16	$0.48	$0.57	$0.83
Earnings (loss) per share from discontinued operations	0.01	(0.01)	-	(0.02)

Earnings (loss) per common share	$0.17	$0.47	$0.57	$0.81

Weighted average common shares outstanding	52,942	63,506	52,937	63,963

Dividends declared per common share	$0.025	$0.025	$0.05	$0.05

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$8,916	$28,179	$30,207	$48,677

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	10,146	(2,746)	13,027	61
Provision for income tax benefit (expense) related to:
Change in fair value of interest rate swap agreements	(3,856)	1,044	(4,950)	(22)

Other comprehensive income (loss)	6,290	(1,702)	8,077	39

Comprehensive income (loss)	$15,206	$26,477	$38,284	$48,716

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$3,190	$3,371
Receivables, net	295,523	345,294
Inventories	1,249,817	1,177,966
Other current assets	81,914	84,402

Total current assets	1,630,444	1,611,033
Property and Equipment, net	659,920	595,124
Goodwill	454,224	454,224
Other Intangible Assets, net	69,744	70,521
Other Assets	57,148	45,820

Total Assets	$2,871,480	$2,776,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$667,327	$655,195
Notes payable - floor plan - non-trade	521,449	524,023
Trade accounts payable	99,554	120,981
Accrued interest	12,717	16,643
Other accrued liabilities	164,683	188,726
Current maturities of long-term debt	20,363	18,587

Total current liabilities	1,486,093	1,524,155
Long-Term Debt	713,087	610,798
Other Long-Term Liabilities	94,336	104,456
Deferred Income Taxes	25,114	10,768
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 61,535,416 shares issued and 40,767,025 shares outstanding at June 30, 2013; 61,352,134 shares issued and 41,210,507 shares outstanding at December 31, 2012	615	614
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2013 and December 31, 2012	121	121
Paid-in capital	674,159	669,324
Retained earnings	235,601	208,048
Accumulated other comprehensive income (loss)	(11,886)	(19,963)
Treasury stock, at cost 20,768,391 Class A shares held at June 30, 2013 and 20,141,627 Class A shares held at December 31, 2012)	(345,760)	(331,599)

Total stockholders’ equity	552,850	526,545

Total Liabilities and Stockholders’ Equity	$2,871,480	$2,776,722

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	61,352	$614	(20,142)	$(331,599)	12,029	$121	$669,324	$208,048	$(19,963)	$526,545
Shares awarded under stock compensation plans	163	1	—	—	—	—	1,017	—	—	1,018
Purchases of treasury stock	—	—	(626)	(14,161)	—	—	—	—	—	(14,161)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	562	—	—	562
Fair value of interest rate swap agreements, net of tax expense of $4,950	—	—	—	—	—	—	—	—	8,077	8,077
Restricted stock amortization	—	—	—	—	—	—	3,256	—	—	3,256
Other	20	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	30,207	—	30,207
Dividends ($0.05 per share)	—	—	—	—	—	—	—	(2,654)	—	(2,654)

BALANCE AT JUNE 30, 2013	61,535	$615	(20,768)	$(345,760)	12,029	$121	$674,159	$235,601	$(11,886)	$552,850

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,207	$48,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	25,275	22,542
Provision for bad debt expense	66	301
Other amortization	780	780
Debt issuance cost amortization	1,527	1,519
Debt discount amortization, net of premium amortization	(60)	2,441
Stock - based compensation expense	3,256	2,587
Deferred income taxes	9,394	13,671
Equity interest in earnings of investee	(203)	(227)
Asset impairment charges	51	34
Loss (gain) on disposal of dealerships and property and equipment	278	(5,577)
Loss on exit of leased dealerships	1,605	1,450
(Gain) loss on retirement of debt	28,235	2,578
Changes in assets and liabilities that relate to operations:
Receivables	57,671	39,245
Inventories	(71,772)	(180,750)
Other assets	(5,181)	(7,269)
Notes payable - floor plan - trade	12,132	34,126
Trade accounts payable and other liabilities	(62,935)	(24,028)

Total adjustments	119	(96,577)

Net cash provided by (used in) operating activities	30,326	(47,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of land, property and equipment	(89,147)	(34,504)
Proceeds from sales of property and equipment	257	660
Proceeds from sales of dealerships	—	23,620
Distributions from equity investee	500	700

Net cash provided by (used in) investing activities	(88,390)	(9,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan - non-trade	(2,574)	88,324
Borrowings on revolving credit facilities	83,783	105,246
Repayments on revolving credit facilities	(89,959)	(105,246)
Proceeds from issuance of long-term debt	325,760	10,700
Debt issuance costs	(5,157)	—
Principal payments on long-term debt	(6,471)	(5,162)
Repurchase of debt securities	(233,566)	(29,995)
Purchases of treasury stock	(14,161)	(1,830)
Income tax benefit (expense) associated with stock compensation plans	562	1,573
Issuance of shares under stock compensation plans	1,018	482
Dividends paid	(1,352)	(2,673)

Net cash provided by (used in) financing activities	57,883	61,419

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(181)	3,995
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,371	1,913

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,190	$5,908

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $4,950 and $22 in the six-month periods ended June 30, 2013 and 2012, respectively)	$8,077	$39
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, including amount capitalized	$46,450	$40,408
Income taxes	$28,305	$24,755

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements for the second quarter and six-month periods ended June 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). All material intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2012, which were included in Sonic’s Annual Report on Form 10-K.

Reclassifications – The Unaudited Condensed Consolidated Statements of Income for the second quarter and six-month periods ended June 30, 2012 reflect the reclassification of amounts from continuing operations to discontinued operations from the prior year presentation for additional dealerships sold or terminated subsequent to June 30, 2012.

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

(In thousands)

Balance, December 31, 2012	$32,983
Lease exit expense (1)	1,605
Payments (2)	(4,391)

Balance, June 30, 2013	$30,197

(1)	Expense of approximately $0.1 million is recorded in interest expense, other, net, expense of approximately $0.1 million is recorded in SG&A, and expense of approximately $1.4 million is recorded to income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.
(2)	Amount is recorded as an offet to rent expense in selling, general and administrative expenses, with approximately $0.6 million in continuing operations and $3.8 million in income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.

Income Tax Expense – The overall effective tax rate from continuing operations was 39.0% for both the second quarter and six-month periods ended June 30, 2013, and 28.6% and 33.7% for the second quarter and six-month periods ended June 30, 2012, respectively. The effective rates for the second quarter and six-month periods ended June 30, 2012 were lower than the second quarter and six-month periods ended June 30, 2013 primarily due to a $3.6 million tax benefit in the second quarter ended June 30, 2012 related to the settlement of a state tax examination. We expect the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 40.0%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Discontinued Operations

Dispositions – The operating results of disposed dealerships are included in the income (loss) from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Income. As of June 30, 2013, there were no dealerships held for sale.

Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Income (loss) from operations	$1,400	$(2,827)	$1,366	$(6,500)
Gain (loss) on disposal	(341)	(146)	(378)	5,514
Lease exit accrual adjustments and charges	(698)	1,884	(1,365)	(1,279)

Pre-tax income (loss)	$361	$(1,089)	$(377)	$(2,265)

Total revenues	$—	$63,257	$—	$134,326

Lease exit charges recorded during the second quarter and six-month periods ended June 30, 2013 and 2012 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

3. Inventories

Inventories consist of the following:

(In thousands)	June 30, 2013	December 31, 2012
New vehicles	$901,407	$866,442
Used vehicles	196,382	175,957
Service loaners	93,192	81,384
Parts and accessories	58,515	53,723
Other	321	460

Inventories	$1,249,817	$1,177,966

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	June 30, 2013	December 31, 2012
Land	$161,731	$142,730
Building and improvements	516,450	476,846
Office equipment and fixtures	122,986	115,509
Parts and service equipment	66,621	62,678
Company vehicles	8,062	7,750
Construction in progress	58,167	39,139

Total, at cost	934,017	844,652
Less accumulated depreciation	(274,097)	(249,528)

Property and equipment, net	$659,920	$595,124

In the second quarter and six-month periods ended June 30, 2013, capital expenditures were approximately $29.8 million and $89.1 million, respectively, and for the second quarter and six-month periods ended June 30, 2012, capital expenditures were approximately $22.5 million and $34.5 million, respectively. Capital expenditures were primarily related to real estate acquisitions, construction of new dealerships, building improvements and equipment purchased for use in Sonic’s dealerships.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

(In thousands)	Franchise Agreements	Net Goodwill

Balance, December 31, 2012	$60,635	$454,224	(1)

Reductions from dispositions	—	—

Balance, June 30, 2013	$60,635	$454,224	(1)

(1)	Net of accumulated impairment losses of $796,725.

At December 31, 2012, Sonic had approximately $9.9 million of definite life intangibles recorded related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at June 30, 2013 was approximately $9.1 million and was included in other intangible assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets.

6. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	June 30, 2013	December 31, 2012

2011 Revolving Credit Facility (1)	$—	$6,176
9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”)	—	210,000
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	300,000	—
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	9,137	10,572
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	141,373	137,791
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	79,485	62,229
Net debt discount and premium (2)	(1,806)	(2,814)
Other	5,261	5,431

Total debt	$733,450	$629,385
Less current maturities	(20,363)	(18,587)

Long-term debt	$713,087	$610,798

(1)	The interest rate on the revolving credit facility was 2.00% above LIBOR at June 30, 2013 and 2.25% above LIBOR at December 31, 2012.
(2)	June 30, 2013 includes $1.7 million discount associated with the 7.0% Notes, $0.5 million premium associated with notes payable to a finance company and $0.6 million discount associated with mortgage notes payable. December 31, 2012 includes $1.1 million discount associated with the 9.0% Notes, $1.7 million discount associated with the 7.0% Notes, $0.7 million premium associated with notes payable to a finance company and $0.7 million discount associated with mortgage notes payable.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on balances as of June 30, 2013, the 2011 Revolving Borrowing Base was approximately $139.3 million and Sonic had approximately $32.3 million in outstanding letters of credit resulting in total borrowing availability of approximately $107.0 million under the 2011 Revolving Credit Facility.

Covenants

Sonic was in compliance with the covenants under the 2011 Credit Facilities as of June 30, 2013. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50

June 30, 2013 actual	1.17	1.71	4.07

The 2011 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2011 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2013, the ratio was 3.36 to 1.00.

5.0% Senior Subordinated Notes

On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of 5.0% Senior Subordinated Notes which mature on May 15, 2023 (the “5.0% Notes”). The 5.0% Notes were issued at 100.0% of the principal amount thereof (the “Issue Price”). Sonic used the net proceeds from the issuance of the 5.0% Notes to repurchase all of its outstanding 9.0% Notes. Remaining proceeds from the issuance of the 5.0% Notes will be used for general corporate purposes. The 5.0% Notes are unsecured senior subordinated obligations of Sonic that mature on May 15, 2023 and are guaranteed by Sonic’s domestic operating subsidiaries. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. Sonic may redeem the 5.0% Notes in whole or in part at any time after May 15, 2018 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on May 15, 2018	102.500%
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%

In addition, on or before May 15, 2016, Sonic may redeem up to 35% of the aggregate principal amount of the 5.0% Notes at 105% of the par value of the 5.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. On or before May 15, 2018, Sonic may redeem all or a part of the aggregate principal amount of the 5.0% Notes at a redemption price equal to 100% of the principal amount of the 5.0% Notes redeemed plus an applicable premium (as defined in the Indenture) and any accrued and unpaid interest as of the redemption date. The indenture also provides that holders of the 5.0% Notes may require Sonic to repurchase the 5.0% Notes at 101% of the par value of the 5.0% Notes, plus accrued and unpaid interest, if Sonic undergoes a change of control, as defined in the indenture.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. Sonic was in compliance with all restrictive covenants as of June 30, 2013.

Sonic’s obligations under the 5.0% Notes may be accelerated by the holders of 25% of the outstanding principal amount of the 5.0% Notes then outstanding if certain events of default occur, including: (1) defaults in the payment of principal or interest when due; (2) defaults in the performance, or breach, of Sonic’s covenants under the 5.0% Notes; and (3) certain defaults under other agreements under which Sonic or its subsidiaries have outstanding indebtedness in excess of $50.0 million.

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

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 7.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 7.0% Notes. Sonic was in compliance with all restrictive covenants as of June 30, 2013.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.0% Senior Subordinated Notes

During the second quarter ended June 30, 2013, Sonic repurchased all of its outstanding 9.0% Notes using net proceeds from the issuance of the 5.0% Notes. Sonic paid approximately $237.2 million in cash, including accrued and unpaid interest, to extinguish the 9.0% Notes and recognized a loss of approximately $28.2 million on the repurchase of the 9.0% Notes, recorded in other income (expense), net, in the accompanying Unaudited Condensed Consolidated Statements of Income. In addition to the loss on debt extinguishment, Sonic incurred a charge of approximately $0.8 million recorded in interest expense, other, net, related to the incremental interest incurred while both the 9.0% Notes and the 5.0% Notes were outstanding.

Mortgage Notes

Sonic has mortgage financing totaling approximately $220.9 million in aggregate, related to 23 of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between August 2014 and March 2031. The weighted average interest rate was 4.10% at June 30, 2013.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements (the “Cash Flow Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at June 30, 2013 was a net liability of approximately $20.7 million, with $11.9 million included in other accrued liabilities and $12.8 million included in other long-term liabilities, offset partially by an asset of approximately $4.0 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2012 was a liability of approximately $34.3 million, with $12.1 million included in other accrued liabilities and $22.2 million included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these Cash Flow Swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$3.1		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$9.6		4.655%	one-month LIBOR	December 10, 2017
$7.9	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$5.9		4.330%	one-month LIBOR	July 1, 2013
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.7	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018

(1)	The one-month LIBOR rate was 0.195% at June 30, 2013.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.
(4)	The effective date of this forward-starting swap is July 1, 2016.
(5)	The effective date of this forward-starting swap is July 3, 2017.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter ended June 30, 2013, Sonic entered into three forward-starting interest rate cash flow swap agreements with notional amounts of $200.0 million, $50.0 million and $250.0 million. These swap agreements become effective in July 2015, July 2016 and July 2017, respectively, and terminate in July 2016, July 2017 and June 2018, respectively. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income.

For the Cash Flow Swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The incremental interest expense (the difference between interest paid and interest received) related to these Cash Flow Swaps was approximately $2.9 million and $5.8 million in the second quarter and six-month periods ended June 30, 2013, respectively and $2.5 million and $6.9 million in the second quarter and six-month periods ended June 30, 2012, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated expense (net of tax) expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $7.4 million. See Note 10, “Accumulated Other Comprehensive Income (Loss),” for further discussion of the impact of the Cash Flow Swaps on accumulated other comprehensive income (loss).

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans and the 5.0% Convertible Senior Notes due 2029 (the “5.0% Convertible Notes”), which were extinguished in August 2012. Sonic’s non-vested restricted stock and certain of its non-vested restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the second quarter and six-month periods ended June 30, 2013 and 2012:

	Second Quarter Ended June 30, 2013
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,597	$8,717		$199		$8,916
Effect of participating securities:
Non-vested restricted stock and stock units		(71)		—		(71)

Basic earnings (loss) and shares	52,597	$8,646	$0.16	$199	$0.01	$8,845	$0.17
Effect of dilutive securities:
Stock compensation plans	345

Diluted earnings (loss) and shares	52,942	$8,646	$0.16	$199	$0.01	$8,845	$0.17

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter Ended June 30, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,593	$28,998		$(819)		$28,179
Effect of participating securities:
Non-vested restricted stock and stock units		(452)		—		(452)

Basic earnings (loss) and shares	52,593	$28,546	$0.54	$(819)	$(0.01)	$27,727	$0.53
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	10,535	1,856		33		1,889
Stock compensation plans	378

Diluted earnings (loss) and shares	63,506	$30,402	$0.48	$(786)	$(0.01)	$29,616	$0.47

	Six Months Ended June 30, 2013
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,591	$30,415		$(208)		$30,207
Effect of participating securities:
Non-vested restricted stock and stock units		(237)		—		(237)

Basic earnings (loss) and shares	52,591	$30,178	$0.57	$(208)	$—	$29,970	$0.57
Effect of dilutive securities:
Stock compensation plans	346

Diluted earnings (loss) and shares	52,937	$30,178	$0.57	$(208)	$—	$29,970	$0.57

	Six Months Ended June 30, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,409	$50,143		$(1,466)		$48,677
Effect of participating securities:
Non-vested restricted stock and stock units		(777)		—		(777)

Basic earnings (loss) and shares	52,409	$49,366	$0.94	$(1,466)	$(0.03)	$47,900	$0.91
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	11,106	3,981		80		4,061
Stock compensation plans	448

Diluted earnings (loss) and shares	63,963	$53,347	$0.83	$(1,386)	$(0.02)	$51,961	$0.81

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the stock options included in the table above, options to purchase approximately 0.9 million shares and 1.6 million shares of Class A common stock were outstanding at June 30, 2013 and June 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

8. Contingencies

Legal and Other Proceedings

Sonic is involved, and expects to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of its business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although Sonic vigorously defends itself in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of Sonic’s business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted. An unfavorable resolution of one or more of these matters could have a material adverse effect on Sonic’s business, financial condition, results of operations, cash flows or prospects.

Included in other accrued liabilities and other long-term liabilities at June 30, 2013 was approximately $0.5 million and $0.9 million, respectively, in reserves for pending proceedings. Included in other accrued liabilities and other long-term liabilities at December 31, 2012 was approximately $2.1 million and $1.3 million, respectively, in reserves for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In connection with dealership dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. Please see Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $19.0 million at both June 30, 2013 and December 31, 2012. These indemnifications expire within a period of 12 to 24 months following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2013. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was approximately $2.8 million at both June 30, 2013 and December 31, 2012.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and December 31, 2012, there were no Level 1 or Level 3 assets or liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets. Level 2 assets and liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 are as follows:

(In millions)	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2013	December 31, 2012
Assets:
Cash surrender value of life insurance policies (1)	$24.3	$21.4
Cash flow swaps designated as hedges (1)	4.0	—

Total assets	$28.3	$21.4

Liabilities:
Cash flow swaps designated as hedges (2)	$22.4	$31.4
Cash flow swaps not designated as hedges (3)	2.3	2.9
Deferred compensation plan (4)	15.0	13.8

Total liabilities	$39.7	$48.1

(1)	Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(2)	As of June 30, 2013, approximately $11.2 million was included in both other accrued liabilities and other long-term liabilities, in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2012, approximately $11.4 million and $20.0 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(3)	As of June 30, 2013, approximately $0.7 million and $1.6 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2012, approximately $0.7 million and $2.2 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(4)	Included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

There were no instances in the second quarter and six-month periods ended June 30, 2013 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 have not changed since December 31, 2012.

As of June 30, 2013 and December 31, 2012, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	June 30, 2013		December 31, 2012
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value

9.0% Notes (1)	$—	$—	$231,525	$208,923

7.0% Notes (1)	$222,000	$198,347	$222,000	$198,282

5.0% Notes (1)	$268,142	$300,000	$—	$—

Mortgage Notes (2)	$151,174	$141,373	$148,244	$137,791

Assumed Notes (2)	$9,150	$9,643	$10,592	$11,289

Other (2)	$4,875	$5,227	$4,971	$5,341

(1)	As determined by market quotations as of June 30, 2013 and December 31, 2012, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the six-month period ended June 30, 2013 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Six Months Ended June 30, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Beginning balance at December 31, 2012	$(19,488)	$(475)	$(19,963)
Other comprehensive income (loss) before reclassifications (1)	4,440	—	4,440
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	3,637	—	3,637

Net current-period other comprehensive income (loss)	8,077	—	8,077

Ending balance at June 30, 2013	$(11,411)	$(475)	$(11,886)

(1)	Net of tax expense of $2,721.
(2)	Net of tax expense of $2,229.

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

Overview

We are one of the largest automotive retailers in the United States. As of June 30, 2013, we operated 111 dealerships in 14 states (representing 25 different brands of cars and light trucks) and 20 collision repair centers. For management and operational reporting purposes, we group certain dealerships together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2013, we operated 100 stores. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the second quarter and six-month periods ended June 30, 2013 and 2012:

	Percentage of New Vehicle Revenue (1)		Percentage of New Vehicle Revenue (1)
	Second Quarter Ended June 30,		Six Months Ended June 30,
Brand	2013	2012	2013	2012
Luxury
BMW	19.2%	17.5%	19.6%	17.3%
Mercedes	7.9%	8.4%	8.1%	8.5%
Lexus	4.5%	4.8%	4.5%	4.7%
Audi	4.4%	3.9%	4.1%	4.0%
Cadillac	4.3%	4.2%	4.4%	4.5%
Mini	2.8%	3.0%	2.6%	2.9%
Land Rover	2.2%	2.1%	2.3%	2.2%
Porsche	2.0%	1.8%	2.1%	1.6%
Volvo	0.9%	1.2%	0.9%	1.1%
Infiniti	0.9%	1.2%	0.9%	1.1%
Acura	0.7%	0.9%	0.7%	0.9%
Jaguar	0.7%	0.7%	0.6%	0.8%

Total Luxury	50.5%	49.7%	50.8%	49.6%
Mid-line Import
Honda	16.2%	16.5%	15.7%	16.2%
Toyota	10.4%	10.7%	10.2%	10.4%
Volkswagen	2.6%	3.2%	2.7%	3.2%
Hyundai	2.0%	2.3%	2.0%	2.3%
Other (2)	1.6%	1.8%	1.6%	1.9%
Nissan	1.1%	0.8%	1.1%	0.9%

Total Mid-line Import	33.9%	35.3%	33.3%	34.9%
Domestic
Ford	8.9%	7.6%	8.9%	7.9%
General Motors (3)	6.7%	7.4%	7.0%	7.6%

Total Domestic	15.6%	15.0%	15.9%	15.5%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior period income statement data reflects reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to June 30, 2012 that had not been included in discontinued operations as of that date or (ii) include franchises previously held for sale that subsequently were reclassified to held and used. See Note 1 to our accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Kia, Scion and Subaru.
(3)	Includes Buick, Chevrolet and GMC.

Results of Operations

The following discussions are based on reported figures. Same store amounts do not vary significantly from reported totals since we have not made any significant dealership acquisitions since March 31, 2008. All discussion of increases or decreases for the second quarter or six-month periods ended June 30, 2013 is compared to the appropriate second quarter or six-month period ended June 30, 2012, unless otherwise noted.

New Vehicles

The automobile retail industry uses the Seasonally Adjusted Annual Rate (“SAAR”) to measure the annual amount of expected new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and markets in which we do not operate, therefore, our new vehicle sales may not trend directly with the SAAR.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Second Quarter Ended June 30,			Six Months Ended June 30,
(in millions of vehicles)	2013	2012	% Change	2013	2012	% Change
SAAR	15.3	14.1	8.5%	15.3	14.1	8.5%

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

	Second Quarter Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$1,247,161	$1,185,654	$61,507	5.2%
Gross profit	$67,790	$69,939	$(2,149)	(3.1%)
Unit sales	35,402	34,723	679	2.0%
Revenue per unit	$35,229	$34,146	$1,083	3.2%
Gross profit per unit	$1,915	$2,014	$(99)	(4.9%)
Gross profit as a % of revenue	5.4%	5.9%	(50)	bps

	Six Months Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Revenue	$2,390,217	$2,217,044	$173,173	7.8%
Gross profit	$134,259	$133,657	$602	0.5%
Unit sales	67,485	64,896	2,589	4.0%
Revenue per unit	$35,418	$34,163	$1,255	3.7%
Gross profit per unit	$1,989	$2,060	$(71)	(3.4%)
Gross profit as a % of revenue	5.6%	6.0%	(40)	bps

The increases in new vehicle revenue during the second quarter and six-month periods ended June 30, 2013, were primarily driven by new unit sales volume increases of 2.0% and 4.0%, respectively, and new vehicle price per unit increases of 3.2% and 3.7% during the second quarter and six-month periods ended June 30, 2013, respectively. Excluding fleet volume, our retail new unit sales volume increased 1.7% and 4.3% during the second quarter and six-month periods ended June 30, 2013, respectively.

The incremental new vehicle unit sales volume growth experienced in the second quarter and six-month periods ended June 30, 2013 contributed to additional F&I gross profit, discussed under the heading “Finance, Insurance and Other (“F&I”)” below.

Our Ford, BMW and Audi dealerships led our new unit sales volume growth with increases of 20.6%, 17.1% and 12.1%, respectively, in the second quarter ended June 30, 2013. For the six-month period ended June 30, 2013, our Ford, BMW and Audi dealerships experienced new unit sales volume increases of 16.5%, 24.1% and 9.7%, respectively. Combined, these dealerships contributed $1.8 million and $4.4 million of additional new vehicle gross profit for the second quarter and six-month periods ended June 30, 2013, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total new vehicle gross profit dollars decreased $2.1 million, or 3.1%, during the second quarter ended June 30, 2013 and increased $0.6 million, or 0.5%, in the six-month period ended June 30, 2013. Gross profit per new unit decreased 4.9% and 3.4% in the second quarter and six-month periods ended June 30, 2013, respectively, primarily due to declines in gross profit per new unit at our Honda and Lexus dealerships. Our Honda and Lexus dealerships experienced higher gross profit per unit in the second quarter and six-month periods ended June 30, 2012 due to a lack of available inventory as a result of the natural disasters in Japan during 2011. Since new vehicle inventory returned to normal levels in these brands, gross profit per unit returned to normal levels resulting in the decrease in our gross profit per new unit during the second quarter and six-month periods ended June 30, 2013.

Implementation of our True Price strategy continued during the second quarter of 2013. True Price provides consumers with market-based pricing to create transparency and limit negotiation. This strategy requires different processes to be followed in order to price our vehicles to increase our retail vehicle unit volume and gross profit. We believe that the initial transition to this new strategy contributed to lower retail vehicle unit sales volume and gross profit (as compared to the industry results) in the second quarter and six-month periods ended June 30, 2013.

Our luxury dealerships (which include Cadillac) experienced new vehicle revenue increases of 6.8% and 10.6% in the second quarter and six-month periods ended June 30, 2013, respectively, primarily due to new unit sales volume increases of 4.5% and 8.4% in the second quarter and six-month periods ended June 30, 2013, respectively. Luxury dealership new vehicle gross profit increased 2.6% and 6.3%, primarily due to new unit sales volume increases at our BMW, Audi and Cadillac dealerships. Luxury dealership gross profit per new unit decreased 1.8% and 2.0% in the second quarter and six-month periods ended June 30, 2013, respectively, driven primarily by decreases in gross profit per new unit at our Lexus and BMW dealerships.

Our mid-line import dealerships experienced new vehicle revenue increases of 0.9% and 2.4% in the second quarter and six-month periods ended June 30, 2013, respectively, despite a 1.8% and 0.4% decrease in new unit volume for the second quarter and six-month periods ended June 30, 2013, respectively. The new vehicle revenue increase was driven primarily by a 2.8% increase in revenue per new unit in both the second quarter and six-month periods ended June 30, 2013, driven primarily by new vehicle model mix and price levels at our Honda dealerships. Mid-line import gross profit per new unit decreased 13.2% and 13.0% during the second quarter and six-month periods ended June 30, 2013, respectively, and total mid-line import new vehicle gross profit decreased 14.8% and 13.4% in the second quarter and six-month periods ended June 30, 2013, respectively. These decreases were due in part to higher gross profit per unit in the prior year periods due to reduced inventory availability in our Japanese brands, resulting in comparative declines in the second quarter and six-month periods ended June 30, 2013.

Including fleet sales, our domestic dealerships experienced new vehicle revenue increases of 9.9% and 11.2% in the second quarter and six-month periods ended June 30, 2013, respectively, driven by new unit sales volume increases of 7.8% and 7.5% in the second quarter and six-month periods ended June 30, 2013, respectively. Domestic fleet unit sales volume increased 15.7% and 2.5% in the second quarter and six month periods ended June 30, 2013, respectively, driving total fleet revenue increases of 8.0% and 0.1% in the second quarter and six-month periods ended June 30, 2013, respectively.

Excluding fleet sales, our domestic dealerships experienced new retail vehicle revenue increases of 7.8% and 13.5% in the second quarter and six-month periods ended June 30, 2013, respectively, driven by new retail unit sales volume increases of 5.0% and 9.5%, respectively. Our domestic dealerships experienced a 3.2% decrease in new retail vehicle gross profit for the second quarter ended June 30, 2013 and a 2.7% increase in new retail vehicle gross profit for the six-month period ended June 30, 2013. New retail unit sales volume at our Ford dealerships increased 19.6% and 20.9% during the second quarter and six-month periods ended June 30, 2013, respectively, driving new vehicle gross profit increases at our Ford dealerships of 19.9% and 19.6% during the second quarter and six-month periods ended June 30, 2013, respectively. Our GM dealerships (excluding Cadillac) experienced decreases of 10.0% and 2.3% in new retail unit sales volume during the second quarter and six-month periods ended June 30, 2013, respectively, contributing to decreases of 23.3% and 12.5% in new retail vehicle gross profit during the second quarter and six-month periods ended June 30, 2013, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. Following is information related to our used vehicle sales:

	Second Quarter Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$538,977	$534,637	$4,340	0.8%
Gross profit	$37,609	$35,719	$1,890	5.3%
Unit sales	26,599	26,525	74	0.3%
Revenue per unit	$20,263	$20,156	$107	0.5%
Gross profit per unit	$1,414	$1,347	$67	5.0%
Gross profit as a % of revenue	7.0%	6.7%	30	bps

	Six Months Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$1,065,158	$1,036,501	$28,657	2.8%
Gross profit	$75,639	$75,117	$522	0.7%
Unit sales	53,068	52,003	1,065	2.0%
Revenue per unit	$20,072	$19,932	$140	0.7%
Gross profit per unit	$1,425	$1,444	$(19)	(1.3%)
Gross profit as a % of revenue	7.1%	7.2%	(10)	bps

In the second quarter and six-month periods ended June 30, 2013, our used vehicle unit volume increased 0.3% and 2.0%, respectively. Gross profit per used unit increased 5.0% in the second quarter ended June 30, 2013, while gross profit per used unit decreased 1.3% in the six-month period ended June 30, 2013. Used vehicle gross profit per unit was higher in the six-month period ended June 30, 2012 as a result of supply shortages resulting from the natural disasters in Japan during 2011, the effects of which continued to impact used vehicle pricing through the first quarter of 2012.

Implementation of our True Price strategy continued during the second quarter of 2013. True Price provides consumers with market-based pricing to create transparency and limit negotiation. This strategy requires different processes to be followed in order to price our vehicles to increase our retail vehicle unit volume and gross profit. We believe that the initial transition to this new strategy contributed to lower retail vehicle unit sales volume and gross profit (as compared to the industry results) in the second quarter and six-month periods ended June 30, 2013.

Although we experienced a decline in used vehicle gross profit per unit for the six-month period ended June 30, 2013, the incremental used vehicle unit sales volume contributed to higher gross profit in our F&I and Fixed Operations business.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume and are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory. Following is information related to wholesale vehicle sales:

	Second Quarter Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$40,032	$42,552	$(2,520)	(5.9%)
Gross profit (loss)	$(1,943)	$(1,239)	$(704)	(56.8%)
Unit sales	7,257	7,630	(373)	(4.9%)
Revenue per unit	$5,516	$5,577	$(61)	(1.1%)
Gross profit (loss) per unit	$(268)	$(162)	$(106)	(65.4%)
Gross profit (loss) as a % of revenue	(4.9%)	(2.9%)	(200)	bps

	Six Months Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)

Revenue	$91,825	$86,225	$5,600	6.5%
Gross profit (loss)	$(3,145)	$(1,006)	$(2,139)	(212.6%)
Unit sales	15,650	14,805	845	5.7%
Revenue per unit	$5,867	$5,824	$43	0.7%
Gross profit (loss) per unit	$(201)	$(68)	$(133)	(195.6%)
Gross profit (loss) as a % of revenue	(3.4%)	(1.2%)	(220)	bps

Wholesale vehicle revenue and unit sales fluctuations are typically a result of new and used retail vehicle unit volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Wholesale vehicle revenue and unit sales volume decreased in the second quarter ended June 30, 2013, while gross loss on wholesale vehicles increased as a result of a $106 per unit increase in gross loss per wholesale unit. Wholesale vehicle revenue, unit sales volume and gross loss increased in the six-month period ended June 30, 2013 due to higher levels of new and used retail sales activity in the second quarter and six-month periods ended June 30, 2013. Gross loss per unit was lower than historical levels during the second quarter and six-month periods ended June 30, 2012 as a result of the impact of Japanese inventory shortages on the new, used retail and wholesale markets.

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

	Second Quarter Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Revenue
Parts	$160,536	$156,170	$4,366	2.8%
Service	134,838	126,672	8,166	6.4%
Collision repair	11,672	12,498	(826)	(6.6%)

Total	$307,046	$295,340	$11,706	4.0%

Gross profit
Parts	$51,388	$50,319	$1,069	2.1%
Service	93,320	87,453	5,867	6.7%
Collision repair	6,422	6,898	(476)	(6.9%)

Total	$151,130	$144,670	$6,460	4.5%

Gross profit as a % of revenue
Parts	32.0%	32.2%	(20)	bps
Service	69.2%	69.0%	20	bps
Collision repair	55.0%	55.2%	(20)	bps

Total	49.2%	49.0%	20	bps

	Six Months Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Revenue
Parts	$318,028	$311,669	$6,359	2.0%
Service	262,513	251,552	10,961	4.4%
Collision repair	23,148	24,674	(1,526)	(6.2%)

Total	$603,689	$587,895	$15,794	2.7%

Gross profit
Parts	$101,017	$99,793	$1,224	1.2%
Service	181,575	174,055	7,520	4.3%
Collision repair	12,767	13,643	(876)	(6.4%)

Total	$295,359	$287,491	$7,868	2.7%

Gross profit as a % of revenue
Parts	31.8%	32.0%	(20)	bps
Service	69.2%	69.2%	0	bps
Collision repair	55.2%	55.3%	(10)	bps

Total	48.9%	48.9%	0	bps

Overall Fixed Operations customer pay revenue increased 3.2% and 2.3% during the second quarter and six-month periods ended June 30, 2013, respectively. Warranty revenue increased 12.5% and 7.4% during the second quarter and six-month periods ended June 30, 2013, respectively, and wholesale parts revenue increased 5.3% and 4.7% during the second quarter and six-month periods ended June 30, 2013, respectively. Overall used vehicle reconditioning revenue decreased 0.2% and 1.2% during the second quarter and six-month periods ended June 30, 2013, respectively. Fixed Operations customer pay revenue at our domestic, mid-line import and luxury dealerships increased 6.7%, 6.5%, 15.0%, respectively, for the second quarter ended June 30, 2013, and 4.0%, 7.5%, 15.4%, respectively, for the six month period ended June 30, 2013.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter and six-month periods ended June 30, 2013, the increase in Fixed Operations revenue contributed approximately $5.8 million and $7.7 million, respectively, in additional gross profit.

As of June 30, 2013, we operated 20 collision repair centers. Collision repair revenues decreased 6.6% and 6.2% in the second quarter and six-month periods ended June 30, 2013, respectively, and related customer pay revenues decreased 3.3% and 3.7% during the second quarter and six-month periods ended June 30, 2013, respectively, primarily due to the closure of one collision center during the first quarter of 2013. Decreases in sublet revenues of 25.2% and 20.4% during the second quarter and six-month periods ended June 30, 2013, respectively, also contributed to the decline in collision repair revenues.

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

	Second Quarter Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)
Revenue	$69,220	$63,763	$5,457	8.6%
Gross profit per retail unit (excludes fleet)	$1,148	$1,069	$79	7.4%

	Six Months Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)
Revenue	$134,714	$121,347	$13,367	11.0%
Gross profit per retail unit (excludes fleet)	$1,148	$1,068	$80	7.5%

F&I revenues and F&I gross profit per unit improved during the second quarter and six-month periods ended June 30, 2013, primarily due to improved penetration rates on service contracts and aftermarket products as a result of increased visibility into performance drivers provided by our proprietary internal software applications. In addition, F&I revenues improved due to increases in total new and used retail (excluding fleet) unit volume of 644 units, or 1.1%, and 3,735 units, or 3.3%, for the second quarter and six-month periods ended June 30, 2013, respectively. Finance contract revenue improved 10.3% and 11.6% in the second quarter and six-month periods ended June 30, 2013, respectively, driven primarily by increases in gross profit per contract of 8.7% and 9.1%, respectively. Finance contract revenue may experience compression if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract revenue increased 13.6% and 17.8% during the second quarter and six-month periods ended June 30, 2013, respectively. Total service contract volume increased 11.0% and 14.1% for the second quarter and six-month periods ended June 30, 2013, respectively, driven by a service contract penetration rate increase of 280 basis points and 300 basis points for the second quarter and six-month periods ended June 30, 2013, respectively. Aftermarket contract revenue increased 2.4% and 4.6% in the second quarter and six-month periods ended June 30, 2013, respectively. Aftermarket contract volume increased 3.0% and 5.7% for the second quarter and six-month periods ended June 30, 2013, respectively, driven by an aftermarket contract penetration rate increase of 240 basis points and 280 basis points for the second quarter and six-month periods ended June 30, 2013, respectively.

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

	Second Quarter Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Compensation	$149,528	$143,508	$(6,020)	(4.2%)
Advertising	13,718	12,554	(1,164)	(9.3%)
Rent and rent related	25,927	26,707	780	2.9%
Other	58,917	56,982	(1,935)	(3.4%)

Total	$248,090	$239,751	$(8,339)	(3.5%)

SG&A as a % of gross profit
Compensation	46.2%	45.9%	(30)	bps
Advertising	4.2%	4.0%	(20)	bps
Rent and rent related	8.0%	8.5%	50	bps
Other	18.2%	18.2%	0	bps

Total	76.6%	76.6%	0	bps

	Six Months Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Compensation	$298,108	$285,692	$(12,416)	(4.3%)
Advertising	27,150	24,609	(2,541)	(10.3%)
Rent and rent related	52,324	53,493	1,169	2.2%
Other	116,332	113,106	(3,226)	(2.9%)

Total	$493,914	$476,900	$(17,014)	(3.6%)

SG&A as a % of gross profit
Compensation	46.8%	46.3%	(50)	bps
Advertising	4.3%	4.0%	(30)	bps
Rent and rent related	8.2%	8.7%	50	bps
Other	18.3%	18.3%	0	bps

Total	77.6%	77.3%	(30)	bps

Overall SG&A expense dollars increased in the second quarter and six-month periods ended June 30, 2013, primarily due to increases in revenue, gross profit and unit sales volume driving higher variable compensation costs and the other SG&A expenses discussed below. Overall SG&A expense as a percentage of gross profit was flat for the second quarter ended June 30, 2013 and increased 30 basis points during the six-month period ended June 30, 2013, respectively, due partially to lower overall gross margins.

Compensation costs as a percentage of gross profit increased 30 and 50 basis points in the second quarter and six-month periods ended June 30, 2013, respectively, primarily due to increases in sales compensation expense, driven by higher sales commissions associated with higher unit sales volume as well as an increase in the Company’s matching portion of employee 401(k) contributions. Lower overall gross profit per retail unit compounded the effect of the increase in sales compensation expense on compensation costs as a percentage of gross profit.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total advertising expense in the second quarter and six-month periods ended June 30, 2013 increased both in dollar amount and as a percentage of gross profit as a result of our retail advertising strategy to increase traffic and sales activity at our dealerships.

In the second quarter and six-month periods ended June 30, 2013, rent and rent related expenses decreased in dollar amount and as a percentage of gross profit, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

Other SG&A expenses increased in dollar amount and were flat as a percentage of gross profit during the second quarter and six-month periods ended June 30, 2013, primarily due to customer related costs as a result of the higher level of sales activity, IT spending, increased services by outside contractors and higher professional fees.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $1.9 million, or 17.3%, and $3.2 million, or 14.4% during the second quarter and six-month periods ended June 30, 2013, respectively. The increase is primarily related to completed construction projects that were placed in service subsequent to June 30, 2012 and the purchase of dealership properties that were previously leased.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $0.9 million, or 21.0%, and $1.8 million, or 23.1%, in the second quarter and six month periods ended June 30, 2013, respectively. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $235.1 million and $273.2 million in the second quarter and six-month periods ended June 30, 2013, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $1.2 million and $3.0 million in the second quarter and six-month periods ended June 30, 2013, respectively. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.93% and 2.01% in the second quarter and six-month periods ended June 30, 2013, respectively, compared to 2.05% and 2.26% in the second quarter and six-month periods ended June 30, 2012, respectively, which resulted in a decrease in interest expense of approximately $0.3 million and $1.2 million during the second quarter and six-month periods ended June 30, 2013, respectively, partially offsetting the increases due to higher average floor plan notes payable balances discussed above.

Interest expense, floor plan for used vehicles incurred by continuing operations decreased approximately $0.2 million, or 24.2%, and $0.1 million, or 14.3%, in the second quarter and six-month periods ended June 30, 2013, respectively. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $23.8 million and $21.9 million in the second quarter and six-months ended June 30, 2013, respectively, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.1 million and $0.2 million in the second quarter and six-month periods ended June 30, 2013, respectively. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.50% in the second quarter ended June 30, 2013, compared to 2.52% in the second quarter ended June 30, 2012, which resulted in a decrease in interest expense of approximately $0.1 million, further contributing to the decrease due to the lower average floor plan notes payable balance discussed above. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.80% in the six-month period ended June 30, 2013, compared 2.50% in the six-month period ended June 30, 2012, which resulted in an increase in interest expense of approximately $0.1 million during the six-month period ended June 30, 3013, partially offsetting the decrease due to the lower average floor plan notes payable balance discussed above.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Other, Net

Interest expense, other, net, includes both cash and non-cash interest charges, and is summarized in the schedule below:

(In thousands)	Second Quarter Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change

Stated/coupon interest	$11,553	$9,473	$(2,080)	(22.0%)
Discount/premium amortization	57	1,245	1,188	95.4%
Deferred loan cost amortization	678	754	76	10.1%
Cash flow swap interest	2,461	2,413	(48)	(2.0%)
Interest allocated to discontinued operations	—	(189)	(189)	(100.0%)
Capitalized interest	(572)	(130)	442	340.0%
Other interest	213	269	56	20.8%

Total	$14,390	$13,835	$(555)	(4.0%)

(In thousands)	Six Months Ended June 30,		Better / (Worse)
	2013	2012	Change	% Change

Stated/coupon interest	$22,815	$19,310	$(3,505)	(18.2%)
Discount/premium amortization	130	2,676	2,546	95.1%
Deferred loan cost amortization	1,354	1,519	165	10.9%
Cash flow swap interest	5,164	6,791	1,627	24.0%
Interest allocated to discontinued operations	—	(479)	(479)	(100.0%)
Capitalized interest	(1,115)	(162)	953	588.3%
Other interest	401	589	188	31.9%

Total	$28,749	$30,244	$1,495	4.9%

Interest expense, other, net, increased approximately $0.6 million during the second quarter ended June 30, 2013, primarily due to a $2.1 million increase in coupon interest related to the net impact of the issuance of the 5.0% Notes in May 2013 and the 7.0% Notes in July 2012 and the extinguishment of the 9.0% Notes in May 2013 and the 5.0% Convertible Notes in August 2012, including $0.8 million of double-carry interest while both the 5.0% Notes and 9.0% Notes were outstanding in May 2013. The increase in coupon interest was offset partially by a $1.2 million decrease in discount amortization related to the extinguishment of the 5.0% Convertible Notes.

Interest expense, other, net decreased $1.5 million during the six-month period ended June 30, 2013 due to a $2.5 million decrease in discount amortization related to the extinguishment of the 5.0% Convertible Notes and a $1.6 million reduction in cash flow swap interest related to the expiration of several Cash Flow Swaps and the replacement of those swaps with Cash Flow Swaps at a lower fixed rate, offset by a $3.5 million increase in coupon interest related to the net impact of the issuance of the 5.0% Notes and the 7.0% Notes and the extinguishment of the 9.0% Notes and the 5.0% Convertible Notes.

Other Income (Expense), Net

Other expense, net, increased approximately $25.7 million and $25.6 million during the second quarter and six-month periods ended June 30, 2013, respectively, primarily due to a charge of approximately $28.2 million related to the extinguishment of the 9.0% Notes in the second quarter ended June 30, 2013, offset partially by a charge of approximately $2.6 million related to the redemption of approximately $20.2 million in aggregate principal amount of the 5.0% Convertible Notes in the second quarter ended June 30, 2012.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The overall effective tax rate from continuing operations was 39.0% for both the second quarter and six-month periods ended June 30, 2013, and 28.6% and 33.7% for the second quarter and six-month periods ended June 30, 2012, respectively. The effective rates for the second quarter and six-month periods ended June 30, 2012 were lower than the second quarter and six-month periods ended June 30, 2013, primarily due to a $3.6 million tax benefit in the second quarter ended June 30, 2012 related to the settlement of a state tax examination. We expect the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 40.0%.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Income (loss) from operations	$1,400	$(2,827)	$1,366	$(6,500)
Gain (loss) on disposal	(341)	(146)	(378)	5,514
Lease exit accrual adjustments and charges	(698)	1,884	(1,365)	(1,279)

Pre-tax income (loss)	$361	$(1,089)	$(377)	$(2,265)

Total revenues	$—	$63,257	$—	$134,326

Income (loss) from discontinued operations improved in the second quarter and six-month periods ended June 30, 2013 primarily due to the disposal of under-performing dealerships in 2012 that incurred significant operating losses prior to their disposal. In addition, we recognized a gain of $1.4 million from business interruption insurance proceeds received in the second quarter ended June 30, 2013 related to a dealership that was sold in 2012. No dealerships were disposed of during the second quarter and six-month periods ended June 30, 2013. A gain of approximately $5.8 million was recorded on the disposition of five dealerships during the six-month period ended June 30, 2012. Lease exit charges recorded in the second quarter and six month periods ended June 30, 2013 and 2012 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

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

During the fourth quarter of 2012, we entered into a program with one of our manufacturer-affiliated finance companies wherein we maintain a deposit balance with the lender that earns interest based on the lowest interest rate charged on new vehicle floor plan balances held with the lender. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $55.0 million and $60.0 million as of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2013 and December 31, 2012, respectively, is classified in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets, because there are restrictions on our availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Unaudited Condensed Consolidated Statements of Income. In the second quarter and six-month periods ended June 30, 2013, the reduction in interest expense, floor plan, was approximately $0.3 million and $0.5 million, respectively.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR and the prime rate. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.97% and 2.06% in the second quarter and six-month periods ended June 30, 2013, respectively, and 2.11% and 2.28% for the second quarter and six-month periods ended June 30, 2012, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.3 million and $17.7 million in the second quarter and six-month periods ended June 30, 2013, respectively, and $8.9 and $16.9 in the second quarter and six-month periods ended June 30, 2012, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $9.7 million and $17.8 million in the second quarter and six-month periods ended June 30, 2013, respectively, and $8.1 million and $14.8 million in the second quarter and six-month periods ended June 30, 2012, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

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

Capital expenditures in the second quarter and six-month periods ended June 30, 2013 were approximately $29.8 million and $89.1 million, respectively. Of this amount, approximately $23.4 million and $45.7 million was related to facility construction projects in the second quarter and six-month periods ended June 30, 2013, respectively. Real estate acquisitions accounted for $32.7 million of capital expenditures in the six-month period ended June 30, 2013, and fixed assets utilized in our dealership operations accounted for the remaining $6.4 million and $10.7 million for the second quarter and six-month periods ended June 30, 2013, respectively.

Of the capital expenditures in the second quarter and six-month periods ended June 30, 2013, approximately $6.6 million and $25.8 million, respectively, were funded through mortgage financing and the remainder was funded through cash from operations and use of our credit facilities. As of June 30, 2013, commitments for facilities construction projects totaled approximately $22.4 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compensation awards and to maintain our desired capital structure. During the second quarter and six-month periods ended June 30, 2013, we repurchased approximately 0.2 million shares and 0.6 million shares, respectively, of our Class A common stock for approximately $5.0 million and $14.2 million, respectively, in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. During the six-month period ended June 30, 2012, we repurchased approximately 0.1 million shares of our Class A common stock for approximately $1.8 million in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. During the first quarter of 2013, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. As of June 30, 2013, our total remaining repurchase authorization was approximately $135.4 million. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2011 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

During the second quarter ended June 30, 2013, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of June 14, 2013 to be paid on July 15, 2013. Subsequent to June 30, 2013, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B common stock of $0.025 per share for stockholders of record on September 13, 2013 to be paid on October 15, 2013. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

In the six-month period ended June 30, 2013, net cash provided by operating activities was approximately $30.3 million. This provision of cash was comprised primarily of cash inflows related to operating profits, decreases in receivables and increases in notes payable – floor plan – trade, offset partially by increases in inventories. In the six-month period ended June 30, 2012, net cash used in operating activities was approximately $47.9 million. This use of cash was comprised primarily of cash outflows related to the purchase of inventories, offset partially by operating profits, an increase in notes payable – floor plan – trade and decreases in receivables.

Net cash used in investing activities in the six-month period ended June 30, 2013 was approximately $88.4 million. This use of cash was primarily comprised of purchases of land, property and equipment, including the purchase of four dealership facilities that were previously leased. Net cash used in investing activities in the six-month period ended June 30, 2012 was approximately $9.5 million. This use of cash was primarily comprised of purchases of land, property and equipment, offset partially by proceeds from the sale of dealerships.

Net cash provided by financing activities in the six-month period ended June 30, 2013 was approximately $57.9 million. This provision of cash was primarily related to proceeds from issuance of long-term debt offset partially by repurchase of debt securities and purchases of treasury stock. Net cash provided by financing activities in the six-month period ended June 30, 2012 was approximately $61.4 million. This provision of cash was primarily related to increase in notes payable – floor plan – non-trade, offset partially by the repurchase of debt securities.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash provided by combined trade and non-trade floor plan financing was approximately $9.6 million and $122.5 million in the six-month periods ended June 30, 2013 and 2012, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $27.8 million and $40.4 million for the six-month periods ended June 30, 2013 and 2012, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $835.0 million at June 30, 2013 and approximately $813.5 million at December 31, 2012. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $3.6 million in the six-month period ended June 30, 2013. Of the total change in interest expense, approximately $3.4 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of June 30, 2013 and December 31, 2012 approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the second quarter and six-month periods ended June 30, 2013 due to the leases containing LIBOR floors which were above the LIBOR rate during the second quarter and six-month periods ended June 30, 2013.

We also have various Cash Flow Swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these Cash Flow Swaps, interest rates reset monthly. The fair value of these swap positions at June 30, 2013 was a net liability of approximately $20.7 million, with $11.9 million included in other accrued liabilities and $12.8 million included in other long-term liabilities, offset partially by an asset of approximately $4.0 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2012 was a liability of approximately $34.3 million, with $12.1 million included in other accrued liabilities and $22.2 million included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these Cash Flow Swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$3.1		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$9.6		4.655%	one-month LIBOR	December 10, 2017
$7.9	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$5.9		4.330%	one-month LIBOR	July 1, 2013
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.7	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018

(1)	The one-month LIBOR rate was 0.195% at June 30, 2013.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.
(4)	The effective date of this forward-starting swap is July 1, 2016.
(5)	The effective date of this forward-starting swap is July 3, 2017.

Foreign Currency Risk

We purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase our inventories in U.S. Dollars, our business is subject to foreign exchange rate risk that may influence automobile

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

manufacturers’ ability to provide their products at competitive prices in the United States. To the extent that we cannot recapture this volatility in prices charged to customers or if this volatility negatively impacts consumer demand for our products, this volatility could adversely affect our future operating results.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2013, because of the material weakness in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Remediation of Material Weakness – Management is in the process of remediating the internal control deficiencies described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, and the audit committee of the Company’s Board of Directors will continue to monitor the remediation plan and progress. Management’s remediation efforts include hiring additional personnel, implementing training programs for existing accounting and reporting personnel, revising the Company’s policies and providing appropriate training on the policies.

In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. As the Company continues to evaluate and improve its internal control over financial reporting, management may decide to take additional measures to address control deficiencies.

Changes in Internal Control over Financial Reporting – Except as discussed above, there has been no change in our internal control over financial reporting during the second quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities and other long-term liabilities, at June 30, 2013, was approximately $0.5 million and $0.9 million, respectively, in reserves for pending proceedings. Included in other accrued liabilities and other long-term liabilities, at December 31, 2012, was approximately $2.1 million and $1.3 million, respectively, in reserves for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Item 1A: Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the shares of Class A Common Stock we repurchased during the second quarter ended June 30, 2013:

	(In thousands, except per share data)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 2013	196	$21.63	196	$136,240
May 2013	—	—	—	136,240
June 2013	40	20.03	40	135,439

Total	236	$21.36	236	$135,439

(1)	All shares repurchased were part of publicly announced share repurchase programs.
(2)	Our active publicly announced Class A common stock repurchase authorization plans and current remaining availability are as follows:

(amounts in thousands)
July 2012 authorization	$100,000
February 2013 authorization	100,000

Total authorization	200,000
Total active plan repurchases prior to June 30, 2013	(64,561)

Current remaining availability as of June 30, 2013	$135,439

See Note 6, “Long-term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description

4.1*	Registration Rights Agreement dated as of May 9, 2013, by and among Sonic Automotive, Inc., the Guarantors set forth on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

4.2*	Indenture dated as of May 9, 2013 by and among Sonic Automotive, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

4.3*	Form of 5.0% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.3 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

31.1	Certification of Mr. Heath R. Byrd pursuant to Rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a)

32.1	Certification of Mr. Heath R. Byrd pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this report, as well as:

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

SONIC AUTOMOTIVE, INC.

Date: July 26, 2013	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: July 26, 2013	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Registration Rights Agreement dated as of May 9, 2013, by and among Sonic Automotive, Inc., the Guarantors set forth on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

4.2*	Indenture dated as of May 9, 2013 by and among Sonic Automotive, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

4.3*	Form of 5.0% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.3 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

31.1	Certification of Mr. Heath R. Byrd pursuant to Rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a)

32.1	Certification of Mr. Heath R. Byrd pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.