Form 10-Q
period 2013-09-30
SONIC AUTOMOTIVE INC
filed 2013-11-08
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 30, 2013, there were 40,660,465 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

INDEX TO FORM 10-Q

		Page

PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Statements of Income – Third Quarter and Nine-month Periods Ended September 30, 2013 and September 30, 2012	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income – Third Quarter and Nine-month Periods Ended September 30, 2013 and September 30, 2012	4

	Unaudited Condensed Consolidated Balance Sheets – September 30, 2013 and December 31, 2012	5

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity – Nine-month Period Ended September 30, 2013	6

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine-month Periods Ended September 30, 2013 and September 30, 2012	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40

ITEM 4.	Controls and Procedures	41

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors	42

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

ITEM 6.	Exhibits	44

SIGNATURES		47
EXHIBIT INDEX		48
EX-18.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
New vehicles	$1,261,270	$1,195,826	$3,651,486	$3,412,870
Used vehicles	559,848	527,914	1,625,006	1,564,414
Wholesale vehicles	42,731	52,280	134,556	138,506

Total vehicles	1,863,849	1,776,020	5,411,048	5,115,790
Parts, service and collision repair	309,600	287,311	913,290	875,206
Finance, insurance and other	68,747	64,390	203,461	185,737

Total revenues	2,242,196	2,127,721	6,527,799	6,176,733
Cost of Sales:
New vehicles	(1,188,862)	(1,128,514)	(3,444,818)	(3,211,902)
Used vehicles	(520,872)	(492,352)	(1,510,391)	(1,453,735)
Wholesale vehicles	(45,928)	(55,674)	(140,899)	(142,905)

Total vehicles	(1,755,662)	(1,676,540)	(5,096,108)	(4,808,542)
Parts, service and collision repair	(160,453)	(146,753)	(468,784)	(447,157)

Total cost of sales	(1,916,115)	(1,823,293)	(5,564,892)	(5,255,699)
Gross profit	326,081	304,428	962,907	921,034
Selling, general and administrative expenses	(254,564)	(235,328)	(748,479)	(712,228)
Impairment charges	(18)	(23)	(69)	(57)
Depreciation and amortization	(13,744)	(11,295)	(39,020)	(33,399)

Operating income (loss)	57,755	57,782	175,339	175,350
Other income (expense):
Interest expense, floor plan	(5,463)	(4,799)	(16,267)	(13,919)
Interest expense, other, net	(13,553)	(15,632)	(42,302)	(45,875)
Other income (expense), net	29	(17,274)	(28,143)	(19,809)

Total other income (expense)	(18,987)	(37,705)	(86,712)	(79,603)

Income (loss) from continuing operations before taxes	38,768	20,077	88,627	95,747
Provision for income taxes - benefit (expense)	(14,066)	(7,751)	(33,510)	(33,277)

Income (loss) from continuing operations	24,702	12,326	55,117	62,470
Discontinued operations:
Income (loss) from operations and the sale of dealerships	(2,057)	(3,176)	(2,434)	(5,442)
Income tax benefit (expense)	682	892	852	1,691

Income (loss) from discontinued operations	(1,375)	(2,284)	(1,582)	(3,751)

Net income (loss)	$23,327	$10,042	$53,535	$58,719

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.47	$0.22	$1.04	$1.15
Earnings (loss) per share from discontinued operations	(0.03)	(0.04)	(0.03)	(0.07)

Earnings (loss) per common share	$0.44	$0.18	$1.01	$1.08

Weighted average common shares outstanding	52,553	55,069	52,578	53,302

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.46	$0.22	$1.03	$1.06
Earnings (loss) per share from discontinued operations	(0.02)	(0.04)	(0.03)	(0.06)

Earnings (loss) per common share	$0.44	$0.18	$1.00	$1.00

Weighted average common shares outstanding	52,918	59,011	52,930	62,300

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$23,327	$10,042	$53,535	$58,719

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	350	(194)	13,377	(133)
Provision for income tax benefit (expense) related to:
Change in fair value of interest rate swap agreements	(133)	72	(5,083)	50

Other comprehensive income (loss)	217	(122)	8,294	(83)

Comprehensive income (loss)	$23,544	$9,920	$61,829	$58,636

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$8,993	$3,371
Receivables, net	271,874	345,294
Inventories	1,228,651	1,177,966
Other current assets	65,454	84,402

Total current assets	1,574,972	1,611,033
Property and Equipment, net	700,973	595,124
Goodwill	478,951	454,224
Other Intangible Assets, net	89,355	70,521
Other Assets	51,681	45,820

Total Assets	$2,895,932	$2,776,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$652,356	$655,195
Notes payable - floor plan - non-trade	486,202	524,023
Trade accounts payable	107,909	120,981
Accrued interest	12,893	16,643
Other accrued liabilities	176,701	188,726
Current maturities of long-term debt	18,010	18,587

Total current liabilities	1,454,071	1,524,155
Long-Term Debt	734,064	610,798
Other Long-Term Liabilities	91,959	104,456
Deferred Income Taxes	32,108	10,768
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 61,534,706 shares issued and 40,751,386 shares outstanding at September 30, 2013; 61,352,134 shares issued and 41,210,507 shares outstanding at December 31, 2012	615	614
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at September 30, 2013 and December 31, 2012	121	121
Paid-in capital	683,137	669,324
Retained earnings	257,605	208,048
Accumulated other comprehensive income (loss)	(11,669)	(19,963)
Treasury stock, at cost 20,783,320 Class A shares held at September 30, 2013 and 20,141,627 Class A shares held at December 31, 2012)	(346,079)	(331,599)

Total stockholders’ equity	583,730	526,545

Total Liabilities and Stockholders’ Equity	$2,895,932	$2,776,722

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	61,352	$614	(20,142)	$(331,599)	12,029	$121	$669,324	$208,048	$(19,963)	$526,545
Shares awarded under stock compensation plans	162	1	—	—	—	—	1,065	—	—	1,066
Purchases of treasury stock	—	—	(641)	(14,480)	—	—	—	—	—	(14,480)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	612	—	—	612
Fair value of interest rate swap agreements, net of tax expense of $5,083	—	—	—	—	—	—	—	—	8,294	8,294
Restricted stock amortization	—	—	—	—	—	—	5,559	—	—	5,559
Other (1)	21	—	—	—	—	—	6,577	—	—	6,577
Net income (loss)	—	—	—	—	—	—	—	53,535	—	53,535
Dividends ($0.075 per share)	—	—	—	—	—	—	—	(3,978)	—	(3,978)

BALANCE AT SEPTEMBER 30, 2013	61,535	$615	(20,783)	$(346,079)	12,029	$121	$683,137	$257,605	$(11,669)	$583,730

(1)	Paid-in capital amount represents a tax benefit related to the 5.0% Convertible Senior Notes due 2029, which were extinguished during the third quarter ended September 30, 2012.

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,535	$58,719
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	39,048	34,017
Provision for bad debt expense	125	347
Other amortization	1,170	1,170
Debt issuance cost amortization	2,189	2,279
Debt discount amortization, net of premium amortization	(110)	2,812
Stock - based compensation expense	5,559	3,947
Deferred income taxes	16,256	14,414
Equity interest in earnings of investee	(311)	(369)
Asset impairment charges	69	57
Loss (gain) on disposal of dealerships and property and equipment	291	(6,855)
Loss on exit of leased dealerships	2,331	3,462
(Gain) loss on retirement of debt	28,238	19,898
Changes in assets and liabilities that relate to operations:
Receivables	82,708	62,642
Inventories	(25,002)	(195,212)
Other assets	15,485	(9,550)
Notes payable - floor plan - trade	(2,839)	87,543
Trade accounts payable and other liabilities	(38,099)	(43,971)

Total adjustments	127,108	(23,369)

Net cash provided by (used in) operating activities	180,643	35,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(88,184)	—
Purchases of land, property and equipment	(127,538)	(55,224)
Proceeds from sales of property and equipment	673	(873)
Proceeds from sales of dealerships	—	51,853
Distributions from equity investee	500	700

Net cash provided by (used in) investing activities	(214,549)	(3,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable floor plan - non-trade	(37,821)	13,970
Borrowings on revolving credit facilities	156,079	105,894
Repayments on revolving credit facilities	(162,255)	(105,894)
Proceeds from issuance of long-term debt	353,693	208,920
Debt issuance costs	(5,394)	(4,472)
Principal payments on long-term debt	(15,725)	(7,831)
Repurchase of debt securities	(233,574)	(164,896)
Purchases of treasury stock	(14,480)	(16,371)
Income tax benefit (expense) associated with stock compensation plans	612	1,939
Issuance of shares under stock compensation plans	1,066	1,488
Dividends paid	(2,673)	(3,989)

Net cash provided by (used in) financing activities	39,528	28,758

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,622	60,564
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,371	1,913

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,993	$62,477

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $5,083 and tax benefit of $50 in the nine-month periods ended September 30, 2013 and 2012, respectively)	$8,294	$(83)
Issuance of common stock as consideration for extinguishment of debt securities	$—	$(67,869)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, including amount capitalized	$66,549	$64,542
Income taxes	$29,758	$25,749

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements for the third quarter and nine-month periods ended September 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All material intercompany accounts and transactions have been eliminated. These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2012, which were included in Sonic’s Annual Report on Form 10-K.

Reclassifications – The Unaudited Condensed Consolidated Statements of Income for the third quarter and nine-month periods ended September 30, 2012 reflect the reclassification of amounts from continuing operations to discontinued operations from the prior year presentation for additional dealerships sold or terminated subsequent to September 30, 2012.

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

Change in Accounting Principle – During the quarter ended September 30, 2013, Sonic voluntarily changed the date of its annual goodwill impairment test and other intangible assets impairment test from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides Sonic with additional time to prepare and complete the impairment test, including measurement of any indicated impairment of goodwill or other intangible assets, as necessary, prior to filing of the Form 10-K. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

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

(In thousands)

Balance, December 31, 2012	$32,983
Lease exit expense (1)	2,331
Payments (2)	(6,568)

Balance, September 30, 2013	$28,746

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Expense of approximately $0.2 million is recorded in interest expense, other, net, expense of approximately $0.1 million is recorded in SG&A, and expense of approximately $2.0 million is recorded to income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.
(2)	Amount is recorded as an offet to rent expense in selling, general and administrative expenses, with approximately $0.9 million in continuing operations and $5.7 million in income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.

Income Tax Expense – The overall effective tax rate from continuing operations was 36.3% and 37.8% for the third quarter and nine-month periods ended September 30, 2013, respectively, and 38.6% and 34.8% for the third quarter and nine-month periods ended September 30, 2012, respectively. The effective rate for the third quarter ended September 30, 2013 was lower than the prior year period as a result of the favorable resolution of previously outstanding tax matters. The effective rate for the nine-month period ended September 30, 2013 was higher than the prior year period primarily due to a $3.6 million tax benefit during the second quarter ended June 30, 2012 related to the settlement of a state tax examination. Sonic expects the effective tax rate for continuing operations in future quarterly periods to fall within a range of 38.0% to 40.0%.

2. Business Acquisitions and Dispositions

Acquisitions – The aggregate purchase price for franchise operations and underlying assets, including real estate, acquired during the third quarter ended September 30, 2013 totaled approximately $88.2 million in cash, net of cash acquired. These cash outflows were funded by cash from operations and borrowings under Sonic’s floor plan facilities. The balance sheet as of September 30, 2013 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment, principally related to the finalization of the dealership valuations. As a result of these allocations, Sonic has recorded the following related to 2013 acquisitions:

•	$43.5 million of net assets relating to dealership operations (includes real estate);

•	$20.0 million of indefinite life intangible assets representing rights acquired under franchise agreements, all of which is expected to be tax deductible; and

•	$24.7 million of goodwill, all of which is expected to be tax deductible.

The following unaudited pro forma financial information presents a summary of consolidated results from continuing operations as if all of the 2013 acquisitions had occurred at the beginning of 2012, after giving effect to certain adjustments, including interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net changes in floor plan interest expense resulting from renegotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the 2013 acquisitions actually been completed at the beginning of the periods presented. The pro forma results are also not necessarily indicative of the results of future operations.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Total revenues	$2,262,592	$2,167,067	$6,630,372	$6,293,525
Gross profit	$329,674	$311,209	$979,621	$940,190
Income from continuing operations before taxes	$39,261	$20,575	$89,194	$96,571
Net income	$24,864	$12,630	$55,323	$62,972
Earnings per share from continuing operations	$0.47	$0.22	$1.04	$1.07

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dispositions – The operating results of disposed dealerships are included in the income (loss) from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Income. As of September 30, 2013, there were no dealerships held for sale.

Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Income (loss) from operations	$(1,389)	$(1,925)	$(22)	$(8,425)
Gain (loss) on disposal	(57)	1,065	(435)	6,578
Lease exit accrual adjustments and charges	(611)	(2,316)	(1,977)	(3,595)

Pre-tax income (loss)	$(2,057)	$(3,176)	$(2,434)	$(5,442)

Total revenues	$—	$45,724	$—	$180,050

Lease exit charges recorded during the third quarter and nine-month periods ended September 30, 2013 and 2012 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

3. Inventories

Inventories consist of the following:

(In thousands)	September 30, 2013	December 31, 2012
New vehicles	$876,879	$866,442
Used vehicles	187,325	175,957
Service loaners	105,449	81,384
Parts and accessories	58,677	53,723
Other	321	460

Inventories	$1,228,651	$1,177,966

4. Property and Equipment

Property and equipment consists of the following:

(In thousands)	September 30, 2013	December 31, 2012
Land	$185,371	$142,730
Building and improvements	541,026	476,846
Office equipment and fixtures	128,525	115,509
Parts and service equipment	69,325	62,678
Company vehicles	8,159	7,750
Construction in progress	55,102	39,139

Total, at cost	987,508	844,652
Less accumulated depreciation	(286,535)	(249,528)

Property and equipment, net	$700,973	$595,124

In the third quarter and nine-month periods ended September 30, 2013, capital expenditures were approximately $38.4 million and $127.5 million, respectively, and for the third quarter and nine-month periods ended September 30, 2012, capital expenditures were approximately $20.7 million and $55.2 million, respectively. Capital expenditures were primarily

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

related to real estate acquisitions, construction of new dealerships, building improvements and equipment purchased for use in Sonic’s dealerships. In conjunction with the purchase of dealerships in the third quarter ended September 30, 2013, Sonic acquired approximately $18.8 million in real estate, property and equipment.

5. Goodwill and Intangible Assets

(In thousands)	Franchise Agreements	Net Goodwill

Balance, December 31, 2012	$60,635	$454,224	(1)

Additions through current year acquisitions	20,000	24,727

Balance, September 30, 2013	$80,635	$478,951	(1)

(1)	Net of accumulated impairment losses of $796,725.

At December 31, 2012, Sonic had approximately $9.9 million of definite life intangibles recorded related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at September 30, 2013 was approximately $8.7 million and was included in other intangible assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets. Additions through current year acquisitions are preliminary allocations subject to change upon the finalization of purchase accounting.

6. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2013	December 31, 2012

2011 Revolving Credit Facility (1)	$—	$6,176
9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”)	—	210,000
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	300,000	—
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	8,394	10,572
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	159,336	137,791
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	81,004	62,229
Net debt discount and premium (2)	(1,827)	(2,814)
Other	5,167	5,431

Total debt	$752,074	$629,385
Less current maturities	(18,010)	(18,587)

Long-term debt	$734,064	$610,798

(1)	The interest rate on the revolving credit facility was 2.25% above LIBOR at September 30, 2013 and 2.25% above LIBOR at December 31, 2012.
(2)	September 30, 2013 includes $1.6 million discount associated with the 7.0% Notes, $0.4 million premium associated with notes payable to a finance company and $0.6 million discount associated with mortgage notes payable. December 31, 2012 includes $1.1 million discount associated with the 9.0% Notes, $1.7 million discount associated with the 7.0% Notes, $0.7 million premium associated with notes payable to a finance company and $0.7 million discount associated with mortgage notes payable.

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

Based on balances as of September 30, 2013, the 2011 Revolving Borrowing Base was approximately $141.7 million and Sonic had approximately $32.3 million in outstanding letters of credit resulting in total borrowing availability of approximately $109.4 million under the 2011 Revolving Credit Facility.

The 2011 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2011 Used Vehicle Floor Plan Facility”). On July 31, 2013, Sonic finalized an amendment to its 2011 Floor Plan Facilities that, among other things, increased the borrowing availability under the 2011 New Vehicle Floor Plan Facility from $500.0 million to $525.0 million. This increase was effective prospectively and did not impact the $80.0 million borrowing limit under the 2011 Used Vehicle Floor Plan Facility.

Covenants

Sonic was in compliance with the covenants under the 2011 Credit Facilities as of September 30, 2013. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50

September 30, 2013 actual	1.16	1.74	4.07

The 2011 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2011 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2013, the ratio was 3.43 to 1.00.

5.0% Senior Subordinated Notes

On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of 5.0% Senior Subordinated Notes which mature on May 15, 2023. The 5.0% Notes were issued at 100.0% of the principal amount thereof. Sonic used a portion of the net proceeds from the issuance of the 5.0% Notes to repurchase all of its outstanding 9.0% Notes. Remaining proceeds from the issuance of the 5.0% Notes will be used for general corporate purposes. The 5.0% Notes are unsecured senior subordinated obligations of Sonic that mature on May 15, 2023 and are guaranteed by Sonic’s domestic operating subsidiaries. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. Sonic may redeem the 5.0% Notes in whole or in part at any time after May 15, 2018 at the following redemption prices, which are expressed as percentages of the principal amount:

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

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. Sonic was in compliance with all restrictive covenants as of September 30, 2013.

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

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 7.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 7.0% Notes. Sonic was in compliance with all restrictive covenants as of September 30, 2013.

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

Mortgage Notes

Sonic has mortgage financing totaling approximately $240.3 million in aggregate, related to 25 of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between August 2014 and September 2033. The weighted average interest rate was 4.09% at September 30, 2013.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements (the “Cash Flow Swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at September 30, 2013 was a net liability of approximately $20.3 million, with $11.6 million included in other accrued liabilities and $11.7 million included in other long-term liabilities, offset partially by an asset of approximately $3.0 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2012 was a liability of approximately $34.3 million, with $12.1 million included in other accrued liabilities and $22.2 million included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of these Cash Flow Swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$3.0		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$9.5		4.655%	one-month LIBOR	December 10, 2017
$7.9	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.7	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018

(1)	The one-month LIBOR rate was 0.179% at September 30, 2013.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.
(4)	The effective date of this forward-starting swap is July 1, 2016.
(5)	The effective date of this forward-starting swap is July 3, 2017.

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

For the Cash Flow Swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The incremental interest expense (the difference between interest paid and interest received) related to these Cash Flow Swaps was approximately $3.0 million and $8.8 million in the third quarter and nine-month periods ended September 30, 2013, respectively, and $3.4 million and $10.3 million in the third quarter and nine-month periods ended September 30, 2012, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. The estimated expense (net of tax) expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $7.2 million. See Note 10, “Accumulated Other Comprehensive Income (Loss),” for further discussion of the impact of the Cash Flow Swaps on accumulated other comprehensive income (loss).

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the dilutive effect of such items on earnings per share for the third quarter and nine-month periods ended September 30, 2013 and 2012:

	Third Quarter Ended September 30, 2013
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,553	$24,702		$(1,375)		$23,327
Effect of participating securities:
Non-vested restricted stock and stock units		(172)		—		(172)

Basic earnings (loss) and shares	52,553	$24,530	$0.47	$(1,375)	$(0.03)	$23,155	$0.44
Effect of dilutive securities:
Stock compensation plans	365

Diluted earnings (loss) and shares	52,918	$24,530	$0.46	$(1,375)	$(0.02)	$23,155	$0.44

	Third Quarter Ended September 30, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	55,069	$12,326		$(2,284)		$10,042
Effect of participating securities:
Non-vested restricted stock and stock units		(182)		—		(182)

Basic earnings (loss) and shares	55,069	$12,144	$0.22	$(2,284)	$(0.04)	$9,860	$0.18
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	3,534	618		2		620
Stock compensation plans	408

Diluted earnings (loss) and shares	59,011	$12,762	$0.22	$(2,282)	$(0.04)	$10,480	$0.18

	Nine Months Ended September 30, 2013
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,578	$55,117		$(1,582)		$53,535
Effect of participating securities:
Non-vested restricted stock and stock units		(393)		—		(393)

Basic earnings (loss) and shares	52,578	$54,724	$1.04	$(1,582)	$(0.03)	$53,142	$1.01
Effect of dilutive securities:
Stock compensation plans	352

Diluted earnings (loss) and shares	52,930	$54,724	$1.03	$(1,582)	$(0.03)	$53,142	$1.00

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	53,302	$62,470		$(3,751)		$58,719
Effect of participating securities:
Non-vested restricted stock and stock units		(949)		—		(949)

Basic earnings (loss) and shares	53,302	$61,521	$1.15	$(3,751)	$(0.07)	$57,770	$1.08
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	8,563	4,599		82		4,681
Stock compensation plans	435

Diluted earnings (loss) and shares	62,300	$66,120	$1.06	$(3,669)	$(0.06)	$62,451	$1.00

In addition to the stock options included in the table above, options to purchase approximately 0.9 million shares and 1.3 million shares of Class A common stock were outstanding at September 30, 2013 and September 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

Included in other accrued liabilities and other long-term liabilities at September 30, 2013 was approximately $0.4 million and $0.9 million, respectively, in reserves for pending proceedings. Included in other accrued liabilities and other long-term liabilities at December 31, 2012 was approximately $2.1 million and $1.3 million, respectively, in reserves for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $14.0 million and $19.0 million at September 30, 2013 and December 31, 2012, respectively. These indemnifications expire within a period of 12 to 24 months following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2013. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was approximately $2.8 million at both September 30, 2013 and December 31, 2012.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and December 31, 2012, there were no Level 1 or Level 3 assets or liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets. Level 2 assets and liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 are as follows:

(In millions)	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2013	December 31, 2012
Assets:
Cash surrender value of life insurance policies (1)	$24.0	$21.4
Cash flow swaps designated as hedges (1)	3.0	—

Total assets	$27.0	$21.4

Liabilities:
Cash flow swaps designated as hedges (2)	$21.1	$31.4
Cash flow swaps not designated as hedges (3)	2.2	2.9
Deferred compensation plan (4)	15.1	13.8

Total liabilities	$38.4	$48.1

(1)	Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(2)	As of September 30, 2013, approximately $10.2 million and $10.9 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2012, approximately $11.4 million and $20.0 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(3)	As of September 30, 2013, approximately $1.3 million and $0.9 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2012, approximately $0.7 million and $2.2 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(4)	Included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

There were no instances in the third quarter and nine-month periods ended September 30, 2013 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 have not changed since December 31, 2012.

As of September 30, 2013 and December 31, 2012, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	September 30, 2013		December 31, 2012
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value

9.0% Notes (1)	$—	$—	$231,525	$208,923

7.0% Notes (1)	$212,500	$198,380	$222,000	$198,282

5.0% Notes (1)	$273,750	$300,000	$—	$—

Mortgage Notes (2)	$165,986	$159,336	$148,244	$137,791

Assumed Notes (2)	$8,403	$8,805	$10,592	$11,289

Other (2)	$4,825	$5,168	$4,971	$5,341

(1)	As determined by market quotations as of September 30, 2013 and December 31, 2012, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the nine-month period ended September 30, 2013 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Nine Months Ended September 30, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Beginning balance at December 31, 2012	$(19,488)	$(475)	$(19,963)
Other comprehensive income (loss) before reclassifications (1)	2,810	—	2,810
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	5,484	—	5,484

Net current-period other comprehensive income (loss)	8,294	—	8,294

Ending balance at September 30, 2013	$(11,194)	$(475)	$(11,669)

(1)	Net of tax expense of $1,722.
(2)	Net of tax expense of $3,361.

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

Overview

We are one of the largest automotive retailers in the United States. As of September 30, 2013, we operated 123 franchises in 14 states (representing 25 different brands of cars and light trucks) and 20 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2013, we operated 102 stores, which could represent more than one franchise. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the third quarter and nine-month periods ended September 30, 2013 and 2012:

	Percentage of New Vehicle Revenue (1)		Percentage of New Vehicle Revenue (1)
	Third Quarter Ended September 30,		Nine Months Ended September 30,
Brand	2013	2012	2013	2012
Luxury
BMW	18.0%	18.2%	19.1%	17.6%
Mercedes	8.3%	7.8%	8.2%	8.3%
Lexus	5.3%	5.1%	4.8%	4.8%
Cadillac	5.2%	5.3%	4.7%	4.8%
Audi	4.3%	3.9%	4.2%	4.0%
Land Rover	2.7%	2.3%	2.5%	2.3%
Mini	2.5%	2.5%	2.6%	2.8%
Porsche	2.1%	1.7%	2.1%	1.8%
Infiniti	0.9%	1.2%	0.9%	1.1%
Acura	0.9%	0.9%	0.8%	0.9%
Volvo	0.8%	1.2%	0.9%	1.1%
Jaguar	0.8%	0.6%	0.7%	0.7%

Total Luxury	51.8%	50.7%	51.5%	50.2%
Mid-line Import
Honda	15.8%	15.8%	15.7%	16.1%
Toyota	10.6%	11.2%	10.4%	10.7%
Volkswagen	2.3%	3.2%	2.6%	3.2%
Hyundai	1.9%	2.3%	1.9%	2.3%
Other (2)	1.7%	2.0%	1.2%	1.7%
Nissan	1.1%	1.0%	1.1%	0.9%

Total Mid-line Import	33.4%	35.5%	32.9%	34.9%
Domestic
Ford	8.9%	7.6%	8.9%	7.8%
General Motors (3)	5.9%	6.2%	6.7%	7.1%

Total Domestic	14.8%	13.8%	15.6%	14.9%

Total	100.0%	100.0%	100.0%	100.0%

(1)	In accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”), prior period income statement data reflects reclassifications to (i) exclude franchises sold, identified for sale, or terminated subsequent to September 30, 2012 that had not been included in discontinued operations as of that date or (ii) include franchises previously held for sale that subsequently were reclassified to held and used. See Note 1 to our accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of these and other factors that affect the comparability of the information for the periods presented.
(2)	Includes Kia, Scion and Subaru.
(3)	Includes Buick, Chevrolet and GMC.

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the third quarter or nine-month period ended September 30, 2013 are compared to the third quarter or nine-month period ended September 30, 2012, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair (“Fixed Operations”) and finance, insurance and other (“F&I”) are on a same store basis, except where otherwise noted. All continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

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

	Third Quarter Ended September 30,			Nine Months Ended September 30,
(in millions of vehicles)	2013	2012	% Change	2013	2012	% Change
SAAR	15.6	14.4	8.3%	15.4	14.2	8.5%

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

Our reported new vehicle results (including fleet) are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,261,270	$1,195,826	$65,444	5.5%
Gross profit	$72,408	$67,312	$5,096	7.6%
Unit sales	35,538	34,589	949	2.7%
Revenue per unit	$35,491	$34,572	$919	2.7%
Gross profit per unit	$2,037	$1,946	$91	4.7%
Gross profit as a % of revenue	5.7%	5.6%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$3,651,486	$3,412,870	$238,616	7.0%
Gross profit	$206,668	$200,968	$5,700	2.8%
Unit sales	103,023	99,485	3,538	3.6%
Revenue per unit	$35,443	$34,305	$1,138	3.3%
Gross profit per unit	$2,006	$2,020	$(14)	(0.7%)
Gross profit as a % of revenue	5.7%	5.9%	(20)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store new vehicle results (including fleet) are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,251,683	$1,195,826	$55,857	4.7%
Gross profit	$71,605	$67,443	$4,162	6.2%
Unit sales	35,364	34,589	775	2.2%
Revenue per unit	$35,394	$34,572	$822	2.4%
Gross profit per unit	$2,025	$1,950	$75	3.8%
Gross profit as a % of revenue	5.7%	5.6%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$3,641,900	$3,412,870	$229,030	6.7%
Gross profit	$205,894	$201,687	$4,207	2.1%
Unit sales	102,849	99,485	3,364	3.4%
Revenue per unit	$35,410	$34,305	$1,105	3.2%
Gross profit per unit	$2,002	$2,027	$(25)	(1.2%)
Gross profit as a % of revenue	5.7%	5.9%	(20)	bps

The increases in new vehicle revenue during the third quarter and nine-month periods ended September 30, 2013, were primarily driven by new unit sales volume increases of 2.2% and 3.4%, respectively, and new vehicle price per unit increases of 2.4% and 3.2%, respectively. Excluding fleet volume, our retail new unit sales volume increased 2.0% and 3.5% during the third quarter and nine-month periods ended September 30, 2013, respectively.

The incremental new vehicle unit sales volume growth experienced in the third quarter and nine-month periods ended September 30, 2013 contributed to additional F&I gross profit, discussed under the heading “Finance, Insurance and Other (“F&I”)” below.

Our Ford and Audi dealerships led our new unit sales volume growth with increases of 22.9% and 13.5%, respectively, in the third quarter ended September 30, 2013. For the nine-month period ended September 30, 2013, our Ford and Audi dealerships experienced new unit sales volume increases of 18.6% and 11.0%, respectively. Combined, these dealerships contributed $1.5 million and $3.6 million of additional new vehicle gross profit for the third quarter and nine-month periods ended September 30, 2013, respectively.

Total new vehicle gross profit dollars increased $4.2 million, or 6.2%, during the third quarter ended September 30, 2013 and increased $4.2 million, or 2.1%, in the nine-month period ended September 30, 2013. Gross profit per new unit increased 3.8% in the third quarter ended September 30, 2013, driven by increases in gross profit per new unit at our Cadillac and Audi dealerships. The increase in gross profit overall is primarily due to a shift in brand mix towards our luxury dealerships, which experience higher gross profit margins than our mid-line import or domestic dealerships. Gross profit per new unit declined 1.2% in the nine-month period ended September 30, 2013, primarily due to declines in gross profit per new unit at our BMW and Lexus stores.

Implementation of our True Price strategy continued during the third quarter of 2013. True Price provides consumers with market-based pricing to create transparency and limit negotiation. This strategy requires different processes to be followed in order to price our vehicles to increase our retail vehicle unit volume and gross profit. We believe that the initial transition to this new strategy contributed to lower retail vehicle unit sales volume and gross profit (as compared to the industry results) in the third quarter and nine-month periods ended September 30, 2013. The effect of this strategy in the first six months of 2013 contributed to declines in gross profit per unit compared to the prior year period, although gross profit per unit normalized in the third quarter ended September 30, 2013.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our luxury dealerships (which include Cadillac) experienced new vehicle revenue increases of 6.2% and 9.0% in the third quarter and nine-month periods ended September 30, 2013, respectively, primarily due to new unit sales volume increases of 5.7% and 7.4% in the third quarter and nine-month periods ended September 30, 2013, respectively. Luxury dealership new vehicle gross profit increased 9.3% and 7.3% during the third quarter and nine month periods ended September 30, 2013, respectively, primarily due to new unit sales volume increases at our BMW, Audi and Cadillac dealerships. Luxury dealership gross profit per new unit increased 3.5% in the third quarter ended September 30, 2013, and was flat for the nine-month period ended September 30, 2013, driven primarily by decreases in gross profit per new unit at our Lexus and BMW dealerships in both periods.

Our mid-line import dealerships experienced a new vehicle revenue decrease of 1.1% in the third quarter ended September 30, 2013, primarily due to a 2.6% decrease in new unit volume during the same period. Our mid-line import dealerships experienced a new vehicle revenue increase of 1.2% in the nine-month period ended September 30, 2013, primarily due to a 2.4% increase in revenue per new unit for the year-to-date period. The new vehicle revenue increase was driven primarily by new vehicle model mix and price levels at our Honda dealerships, which experienced a 3.4% increase in new vehicle revenue per unit in the nine-month period ended September 30, 2013. Mid-line import gross profit decreased 2.2% and 9.7% during the third quarter and nine-month periods ended September 30, 2013, respectively. These decreases were due in part to higher gross profit per unit in the prior year periods due to reduced inventory availability in our Japanese brands, resulting in comparative declines in the third quarter and nine-month periods ended September 30, 2013.

Including fleet sales, our domestic dealerships experienced new vehicle revenue increases of 13.7% and 12.0% in the third quarter and nine-month periods ended September 30, 2013, respectively, driven by new unit sales volume increases of 10.3% and 8.4%, respectively. Domestic fleet unit sales volume increased 19.2% and 7.3% in the third quarter and nine-month periods ended September 30, 2013, respectively, driving fleet revenue increases of 21.0% and 9.1% in the third quarter and nine-month periods ended September 30, 2013, respectively.

Excluding fleet sales, our domestic dealerships experienced new retail vehicle revenue increases of 11.8% and 12.9% in the third quarter and nine-month periods ended September 30, 2013, respectively, driven by new retail unit sales volume increases of 7.6% and 8.9%, respectively. Our domestic dealerships experienced increases in new retail vehicle gross profit of 10.3% and 5.1% for the third quarter and nine-months ended September 30, 2013, respectively. New retail unit sales volume at our Ford dealerships increased 17.0% and 19.6% during the third quarter and nine-month periods ended September 30, 2013, respectively, driving new vehicle gross profit increases at our Ford dealerships of 18.8% and 19.3% during the third quarter and nine-month periods ended September 30, 2013, respectively. Our General Motors dealerships (excluding Cadillac) experienced decreases of 3.1% and 2.6% in new retail unit sales volume during the third quarter and nine-month periods ended September 30, 2013, respectively, contributing to decreases of 0.7% and 8.7% in new retail vehicle gross profit during the third quarter and nine-month periods ended September 30, 2013, respectively.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

Our reported used vehicle results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$559,848	$527,914	$31,934	6.0%
Gross profit	$38,976	$35,562	$3,414	9.6%
Unit sales	27,632	26,610	1,022	3.8%
Revenue per unit	$20,261	$19,839	$422	2.1%
Gross profit per unit	$1,411	$1,336	$75	5.6%
Gross profit as a % of revenue	7.0%	6.7%	30	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,625,006	$1,564,414	$60,592	3.9%
Gross profit	$114,615	$110,679	$3,936	3.6%
Unit sales	80,700	78,613	2,087	2.7%
Revenue per unit	$20,136	$19,900	$236	1.2%
Gross profit per unit	$1,420	$1,408	$12	0.9%
Gross profit as a % of revenue	7.1%	7.1%	0	bps

Our same store used vehicle results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$554,361	$527,914	$26,447	5.0%
Gross profit	$38,587	$34,074	$4,513	13.2%
Unit sales	27,444	26,610	834	3.1%
Revenue per unit	$20,200	$19,839	$361	1.8%
Gross profit per unit	$1,406	$1,280	$126	9.8%
Gross profit as a % of revenue	7.0%	6.5%	50	bps

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,619,519	$1,564,414	$55,105	3.5%
Gross profit	$114,104	$109,984	$4,120	3.7%
Unit sales	80,512	78,613	1,899	2.4%
Revenue per unit	$20,115	$19,900	$215	1.1%
Gross profit per unit	$1,417	$1,399	$18	1.3%
Gross profit as a % of revenue	7.0%	7.0%	0	bps

In the third quarter and nine-month periods ended September 30, 2013, our used vehicle unit volume increased 3.1% and 2.4%, respectively. Gross profit per used unit for the third quarter and nine-month periods ended September 30, 2013 increased 9.8% and 1.3%, respectively.

Implementation of our True Price strategy continued during the third quarter of 2013. True Price provides consumers with market-based pricing to create transparency and limit negotiation. This strategy requires different processes to be followed in order to price our vehicles to increase our retail vehicle unit volume and gross profit. We believe that the initial transition to this new strategy contributed to lower retail vehicle unit sales volume and gross profit (as compared to the industry results) in the first six months of 2013, although unit volume and gross profit per unit normalized in the third quarter ended September 30, 2013.

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

Our reported wholesale vehicle results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$42,731	$52,280	$(9,549)	(18.3%)
Gross profit (loss)	$(3,197)	$(3,394)	$197	5.8%
Unit sales	7,641	8,931	(1,290)	(14.4%)
Revenue per unit	$5,592	$5,854	$(262)	(4.5%)
Gross profit (loss) per unit	$(418)	$(380)	$(38)	(10.0%)
Gross profit (loss) as a % of revenue	(7.5%)	(6.5%)	(100)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$134,556	$138,506	$(3,950)	(2.9%)
Gross profit (loss)	$(6,343)	$(4,399)	$(1,944)	(44.2%)
Unit sales	23,291	23,736	(445)	(1.9%)
Revenue per unit	$5,777	$5,835	$(58)	(1.0%)
Gross profit (loss) per unit	$(272)	$(185)	$(87)	(47.0%)
Gross profit (loss) as a % of revenue	(4.7%)	(3.2%)	(150)	bps

Our same store wholesale vehicle results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$42,433	$52,280	$(9,847)	(18.8%)
Gross loss	$(3,191)	$(3,394)	$203	6.0%
Unit sales	7,612	8,931	(1,319)	(14.8%)
Revenue per unit	$5,574	$5,854	$(280)	(4.8%)
Gross loss per unit	$(419)	$(380)	$(39)	(10.3%)
Gross loss as a % of revenue	(7.5%)	(6.5%)	(100)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$134,257	$138,506	$(4,249)	(3.1%)
Gross loss	$(6,336)	$(4,399)	$(1,937)	(44.0%)
Unit sales	23,262	23,736	(474)	(2.0%)
Revenue per unit	$5,772	$5,835	$(63)	(1.1%)
Gross loss per unit	$(272)	$(185)	$(87)	(47.0%)
Gross loss as a % of revenue	(4.7%)	(3.2%)	(150)	bps

Wholesale vehicle revenue and unit sales fluctuations are typically a result of new and used retail vehicle unit volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Wholesale vehicle revenue and unit sales volume decreased in the third quarter and nine-month periods ended September 30, 2013 as a result of our focus on acquiring the right used inventory at our dealerships, pricing the vehicles effectively and turning our used inventory quickly.

Parts, Service and Collision Repair (“Fixed Operations”)

Parts and service revenue consists of customer requested parts and service orders (“customer pay”), warranty repairs, wholesale parts and collision repairs. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, customer loyalty and manufacturer warranty programs.

Our reported fixed operations results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Reported:
Revenue
Customer Pay	$137,106	$131,126	$5,980	4.6%
Warranty	45,405	40,632	4,773	11.7%
Wholesale Parts	43,349	37,720	5,629	14.9%
Internal, Sublet & Other	83,740	77,833	5,907	7.6%

Total	$309,600	$287,311	$22,289	7.8%

Gross profit
Customer Pay	$75,203	$71,939	$3,264	4.5%
Warranty	24,374	21,225	3,149	14.8%
Wholesale Parts	7,881	7,249	632	8.7%
Internal, Sublet & Other	41,689	40,145	1,544	3.8%

Total	$149,147	$140,558	$8,589	6.1%

Gross profit as a % of revenue
Customer Pay	54.9%	54.9%	0	bps
Warranty	53.7%	52.2%	150	bps
Wholesale Parts	18.2%	19.2%	(120)	bps
Internal, Sublet & Other	49.8%	51.6%	(170)	bps

Total	48.2%	48.9%	(70)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Reported:
Revenue
Customer Pay	$407,252	$395,080	$12,172	3.1%
Warranty	137,489	126,343	11,146	8.8%
Wholesale Parts	124,870	115,545	9,325	8.1%
Internal, Sublet & Other	243,679	238,238	5,441	2.3%

Total	$913,290	$875,206	$38,084	4.4%

Gross profit
Customer Pay	$224,485	$217,840	$6,645	3.1%
Warranty	74,657	66,315	8,342	12.6%
Wholesale Parts	23,158	22,250	908	4.1%
Internal, Sublet & Other	122,206	121,644	562	0.5%

Total	$444,506	$428,049	$16,457	3.8%

Gross profit as a % of revenue
Customer Pay	55.1%	55.1%	0	bps
Warranty	54.3%	52.5%	180	bps
Wholesale Parts	18.5%	19.3%	(80)	bps
Internal, Sublet & Other	50.2%	51.1%	(90)	bps

Total	48.7%	48.9%	(20)	bps

Our same store fixed operations results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Same Store:
Revenue
Customer Pay	$134,642	$131,126	$3,516	2.7%
Warranty	44,571	40,632	3,939	9.7%
Wholesale Parts	42,695	37,720	4,975	13.2%
Internal, Sublet & Other	82,898	77,833	5,065	6.5%

Total	$304,806	$287,311	$17,495	6.1%

Gross profit
Customer Pay	$73,885	$71,939	$1,946	2.7%
Warranty	23,918	21,225	2,693	12.7%
Wholesale Parts	7,717	7,249	468	6.5%
Internal, Sublet & Other	41,037	39,836	1,201	3.0%

Total	$146,557	$140,249	$6,308	4.5%

Gross profit as a % of revenue
Customer Pay	54.9%	54.9%	0	bps
Warranty	53.7%	52.2%	150	bps
Wholesale Parts	18.1%	19.2%	(110)	bps
Internal, Sublet & Other	49.5%	51.2%	(170)	bps

Total	48.1%	48.8%	(70)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Same Store:
Revenue
Customer Pay	$404,788	$395,080	$9,708	2.5%
Warranty	136,655	126,343	10,312	8.2%
Wholesale Parts	124,216	115,545	8,671	7.5%
Internal, Sublet & Other	242,836	238,238	4,598	1.9%

Total	$908,495	$875,206	$33,289	3.8%

Gross profit
Customer Pay	$223,166	$217,840	$5,326	2.4%
Warranty	74,511	66,315	8,196	12.4%
Wholesale Parts	22,995	22,250	745	3.3%
Internal, Sublet & Other	121,261	120,986	275	0.2%

Total	$441,933	$427,391	$14,542	3.4%

Gross profit as a % of revenue
Customer Pay	55.1%	55.1%	0	bps
Warranty	54.5%	52.5%	200	bps
Wholesale Parts	18.5%	19.3%	(80)	bps
Internal, Sublet & Other	49.9%	50.8%	(90)	bps

Total	48.6%	48.8%	(20)	bps

Overall Fixed Operations customer pay revenue increased 2.7% and 2.5% during the third quarter and nine-month periods ended September 30, 2013, respectively. Warranty revenue increased 9.7% and 8.2% during the third quarter and nine-month periods ended September 30, 2013, respectively, led by increases in warranty activity at our BMW, Honda and Lexus dealerships. Wholesale parts revenue increased 13.2% and 7.5% during the third quarter and nine-month periods ended September 30, 2013, respectively, and contributed a higher percentage of overall Fixed Operations revenue. Due to a higher mix of sales being derived from our lower margin wholesale parts revenue stream, our overall Fixed Operations gross margin declined during the third quarter and nine-month periods ended September 30, 2013. Overall used vehicle reconditioning revenue increased 8.5% and 1.9% during the third quarter and nine-month periods ended September 30, 2013, respectively. Fixed Operations customer pay revenue decreased at our domestic dealerships by 2.8% and 0.9% during the third quarter and nine-month periods ended September 30, 2013, respectively. Customer pay revenue at our mid-line import dealerships increased 3.0% and 2.8% during the third quarter and nine-month periods ended September 30, 2013, respectively. Customer pay revenue at our luxury dealerships increased 5.3% and 4.3% during the third quarter and nine-month periods ended September 30, 2013, respectively. In the third quarter and nine-month periods ended September 30, 2013, the increase in total Fixed Operations revenue contributed approximately $8.4 million and $16.2 million, respectively, in additional gross profit.

Included in all of the revenue streams above, with the exception of wholesale parts, are the operating results from our collision repair centers. As of September 30, 2013, we operated 20 collision repair centers. Collision repair revenues decreased 7.0% and 6.5% in the third quarter and nine-month periods ended September 30, 2013, respectively, and related customer pay revenues decreased 5.3% and 4.2% during the third quarter and nine-month periods ended September 30, 2013, respectively, primarily due to the closure of one collision center during the first quarter of 2013. Decreases in sublet revenues of 26.5% and 22.4% during the third quarter and nine-month periods ended September 30, 2013, respectively, also contributed to the decline in collision repair revenues.

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

Our reported F&I results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$68,747	$64,390	$4,357	6.8%
Gross profit per retail unit (excludes fleet)	$1,114	$1,075	$39	3.6%

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$203,461	$185,737	$17,724	9.5%
Gross profit per retail unit (excludes fleet)	$1,136	$1,071	$65	6.1%

Our same store F&I results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$68,267	$64,240	$4,027	6.3%
Gross profit per retail unit (excluding fleet)	$1,113	$1,073	$40	3.7%

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$202,996	$185,081	$17,915	9.7%
Gross profit per retail unit (excluding fleet)	$1,136	$1,067	$69	6.5%

F&I revenues and F&I gross profit per unit increased during the third quarter and nine-month periods ended September 30, 2013, primarily due to improved penetration rates on service contracts and aftermarket products as a result of increased visibility into performance drivers provided by our proprietary internal software applications. In addition, F&I revenues improved due to increases in total new and used retail (excluding fleet) unit volume of 2.5% and 3.0% for the third quarter and nine-month periods ended September 30, 2013, respectively.

Finance contract revenue improved 8.9% and 11.6% in the third quarter and nine-month periods ended September 30, 2013, respectively, driven primarily by increases in gross profit per contract of 6.0% and 8.9%, respectively. Finance contract revenue may experience compression if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract revenue increased 9.6% and 11.0% during the third quarter and nine-month periods ended September 30, 2013, respectively. Total service contract volume increased 11.5% and 13.2% for the third quarter and nine-month periods ended September 30, 2013, respectively, driven by service contract penetration rate increases of 250 basis points and 280 basis points for the third quarter and nine-month periods ended September 30, 2013, respectively. Aftermarket contract revenue increased 3.7% and 4.9% in the third

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter and nine-month periods ended September 30, 2013, respectively. Aftermarket contract volume increased 4.5% and 5.3% for the third quarter and nine-month periods ended September 30, 2013, respectively, driven by aftermarket contract penetration rate increases of 240 basis points and 270 basis points for the third quarter and nine-month periods ended September 30, 2013, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent, and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission and support personnel who are paid a fixed salary. Commissions paid to dealership personnel typically vary depending on gross profits realized. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expenses vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Although not completely correlated, we believe the best way to measure SG&A expenses are as a percentage of gross profit.

Following is information related to our reported SG&A expenses:

	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Compensation	$151,683	$140,771	$(10,912)	(7.8%)
Advertising	14,132	12,498	(1,634)	(13.1%)
Rent	18,901	18,619	(282)	(1.5%)
Other	69,848	63,440	(6,408)	(10.1%)

Total	$254,564	$235,328	$(19,236)	(8.2%)

SG&A as a % of gross profit
Compensation	46.5%	46.2%	(30)	bps
Advertising	4.3%	4.1%	(20)	bps
Rent	5.8%	6.1%	30	bps
Other	21.5%	20.9%	(60)	bps

Total	78.1%	77.3%	(80)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Compensation	$449,791	$426,463	$(23,328)	(5.5%)
Advertising	41,282	37,107	(4,175)	(11.3%)
Rent	56,344	57,198	854	1.5%
Other	201,062	191,460	(9,602)	(5.0%)

Total	$748,479	$712,228	$(36,251)	(5.1%)

SG&A as a % of gross profit
Compensation	46.7%	46.3%	(40)	bps
Advertising	4.3%	4.0%	(30)
Rent	5.9%	6.2%	30	bps
Other	20.8%	20.8%	(0)	bps

Total	77.7%	77.3%	(40)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall SG&A expense dollars increased in the third quarter and nine-month periods ended September 30, 2013, primarily due to increases in revenue, gross profit and unit sales volume driving higher variable compensation costs and the other SG&A expenses discussed below. Overall SG&A expense as a percentage of gross profit increased 80 basis points and 40 basis points in the third quarter and the nine-month periods ended September 30, 2013, respectively. Excluding the results from franchises acquired during the third quarter ended September 30, 2013, SG&A expense as a percentage of gross profit increased 60 basis points and 40 basis points in the third quarter and nine-month periods ended September 30, 2013, respectively.

Compensation costs as a percentage of gross profit increased 30 basis points and 40 basis points in the third quarter and nine-month periods ended September 30, 2013, respectively, primarily due to increases in sales compensation expense, driven by higher sales commissions associated with higher unit sales volume as well as an increase in the Company’s matching portion of employee 401(k) contributions.

Rent expense as a percentage of gross profit decreased 30 basis points in each of the third quarter and nine-month periods ended September 30, 2013, primarily due to higher gross profit levels and the purchase of certain properties that were previously leased.

Total advertising expense in the second quarter and nine-month periods ended September 30, 2013 increased both in dollar amount and as a percentage of gross profit as a result of our retail advertising strategy to increase traffic and sales activity at our dealerships.

Other SG&A expenses increased in dollar amount and as a percentage of gross profit during the third quarter and nine-month periods ended September 30, 2013, primarily due to customer related costs as a result of the higher level of sales activity, IT spending, increased services by outside contractors and higher professional fees.

Included in total SG&A expenses are certain costs related to our recently announced stand-alone pre-owned and customer experience initiatives which combined to increase SG&A expenses by 100 basis points as a percentage of gross profit in each of the third quarter and nine-month periods ended September 30, 2013. In addition, SG&A expenses include certain costs related to the remediation of internal control deficiencies identified as of December 31, 2012, which increased SG&A expenses by 40 basis points and 30 basis points as a percentage of gross profit in the third quarter and nine-month periods ended September 30, 2013, respectively. Please see “Item 4: Controls and Procedures” for further discussion of our internal control remediation efforts. Excluding the combined effect of these initiatives, SG&A as a percentage of gross profit would have decreased by 60 basis points and 90 basis points in the third quarter and nine-month periods ended September 30, 2013, respectively, compared to the prior year periods.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $2.4 million, or 21.7%, and $5.6 million, or 16.8% during the third quarter and nine-month periods ended September 30, 2013, respectively. The increase is primarily related to completed construction projects that were placed in service during 2012 and 2013, the purchase of dealership properties that were previously leased and current period acquisitions.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $0.6 million, or 14.1%, and $2.5 million, or 20.0%, in the third quarter and nine-month periods ended September 30, 2013, respectively. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $205.9 million and $242.0 million in the third quarter and nine-month periods ended September 30, 2013, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $1.0 million and $3.7 million in the third quarter and nine-month periods ended September 30, 2013, respectively. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.84% and 1.90% in the third quarter and nine-month periods ended September 30, 2013, respectively, compared to 2.01% and 2.06% in the third quarter and nine-month periods ended September 30, 2012, respectively, which resulted in a decrease in interest expense of approximately $0.4 million and $1.2 million for the third quarter and nine-month periods ended September 30, 2013.

Interest expense, floor plan for used vehicles incurred by continuing operations increased approximately $0.1 million, or 11.8%, in the third quarter ended September 30, 2013 and decreased approximately $0.1 million, or 6.7%, in the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

nine-month period ended September 30, 2013. The average used vehicle floor plan notes payable balance for continuing operations increased approximately $2.6 million in the third quarter ended September 30, 2013 and had minimal impact on floor plan interest expense. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $6.2 million in the nine-months ended September 30, 2013, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.1 million. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.91% in the third quarter ended September 30, 2013, compared to 2.70% in the third quarter ended September 30, 2012, which resulted in an increase in interest expense of approximately $0.1 million. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.76% in the nine-month period ended September 30, 2013, compared to 2.72% in the nine-month period ended September 30, 2012, and had a minimal impact on floor plan interest expense.

Interest Expense, Other, Net

Interest expense, other, net, includes both cash and non-cash interest charges, and is summarized in the schedule below:

(In thousands)	Third Quarter Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change

Stated/coupon interest	$10,290	$11,693	$1,403	12.0%
Discount/premium amortization	33	482	449	93.2%
Deferred loan cost amortization	674	689	15	2.2%
Cash flow swap interest	2,923	3,041	118	3.9%
Interest allocated to discontinued operations	—	(168)	(168)	(100.0%)
Capitalized interest	(562)	(351)	211	60.1%
Other interest	195	246	51	20.7%

Total	$13,553	$15,632	$2,079	13.3%

(In thousands)	Nine Months Ended September 30,		Better / (Worse)
	2013	2012	Change	% Change

Stated/coupon interest	$33,105	$31,003	$(2,102)	(6.8%)
Discount/premium amortization	163	3,158	2,995	94.8%
Deferred loan cost amortization	2,028	2,207	179	8.1%
Cash flow swap interest	8,087	9,832	1,745	17.7%
Interest allocated to discontinued operations	—	(647)	(647)	(100.0%)
Capitalized interest	(1,677)	(513)	1,164	226.9%
Other interest	596	835	239	28.6%

Total	$42,302	$45,875	$3,573	7.8%

Interest expense, other, net, decreased approximately $2.1 million during the third quarter ended September 30, 2013, primarily due to a $1.4 million decrease in coupon interest related to the net impact of the issuance of the 5.0% Notes in May 2013 and the 7.0% Notes in July 2012 and the extinguishment of the 9.0% Notes in May 2013 and the 5.0% Convertible Notes in August 2012, including $0.8 million of double-carry interest while both the 5.0% Notes and 9.0% Notes were outstanding in May 2013.

Interest expense, other, net, decreased approximately $3.6 million during the nine-month period ended September 30, 2013, due to a $3.0 million decrease in discount amortization related to the extinguishment of the 5.0% Convertible Notes and a $1.7 million reduction in cash flow swap interest related to the expiration of several Cash Flow Swaps and the replacement of those swaps with Cash Flow Swaps at a lower fixed rate.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense), Net

Other income (expense), net, decreased approximately $17.3 million and $8.3 million during the third quarter and nine-month periods ended September 30, 2013, respectively, primarily due to losses on the extinguishment of our 9.0% Notes and 5.0% Convertible Notes. During the second quarter ended June 30, 2013, we recognized a $28.2 million charge related to the extinguishment of the 9.0% Notes, which was offset partially by charges of $17.3 million and $2.6 million related to the extinguishment of the 5.0% Convertible Notes in the third quarter ended September 30, 2012 and second quarter ended June 30, 2012, respectively.

Income Taxes

The overall effective tax rate from continuing operations was 36.3% and 37.8% for the third quarter and nine-month periods ended September 30, 2013, respectively, and 38.6% and 34.8% for the third quarter and nine-month periods ended September 30, 2012, respectively. The effective rate for the third quarter ended September 30, 2013 was lower than the prior year period as a result of the favorable resolution of previously outstanding tax matters. The effective rate for the nine-month period ended September 30, 2013 was higher than the prior year period primarily due to a $3.6 million tax benefit during the second quarter ended June 30, 2012 related to the settlement of a state tax examination. We expect the effective tax rate for continuing operations in future quarterly periods to fall within a range of 38.0% to 40.0%.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Income (loss) from operations	$(1,389)	$(1,925)	$(22)	$(8,425)
Gain (loss) on disposal	(57)	1,065	(435)	6,578
Lease exit accrual adjustments and charges	(611)	(2,316)	(1,977)	(3,595)

Pre-tax income (loss)	$(2,057)	$(3,176)	$(2,434)	$(5,442)

Total revenues	$—	$45,724	$—	$180,050

Income (loss) from discontinued operations improved in the third quarter and nine-month periods ended September 30, 2013 primarily due to the disposal of under-performing dealerships in 2012 that incurred significant operating losses prior to their disposal. The loss from operations in the third quarter ended September 30, 2013 is primarily due to rent related charges on vacant or subleased properties. In the nine-month period ended September 30, 2013, these charges are offset by a $1.4 million gain from business interruption insurance proceeds received in the second quarter ended June 30, 2013 related to a dealership that was sold in 2012. No dealerships were disposed of during the nine-month period ended September 30, 2013. A gain of approximately $6.8 million was recorded on the disposition of eight dealerships during the nine-month period ended September 30, 2012. Lease exit charges recorded in the third quarter and nine-month periods ended September 30, 2013 and 2012 relate to interest charges and the revision of estimates on previously established lease exit accruals. The lease exit accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord.

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

During the fourth quarter of 2012, we entered into a program with one of our manufacturer-affiliated finance companies wherein we maintain a deposit balance with the lender that earns interest based on the lowest interest rate charged on new vehicle floor plan balances held with the lender. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $40.0 million and $60.0 million as of September 30, 2013 and December 31, 2012, respectively, is classified in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets, because there are restrictions on our availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Unaudited Condensed Consolidated Statements of Income. In the third quarter and nine-month periods ended September 30, 2013, the reduction in interest expense, floor plan, was approximately $0.1 million and $0.6 million, respectively.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.91% and 1.95% in the third quarter and nine-month periods ended September 30, 2013, respectively, compared to 2.06% and 2.12% for the third quarter and nine-month periods ended September 30, 2012, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $9.6 million and $27.3 million in the third quarter and nine-month periods ended September 30, 2013, respectively, and $8.8 and $25.7 in the third quarter and nine-month periods ended September 30, 2012, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $9.8 million and $27.6 million in the third quarter and nine-month periods ended September 30, 2013, respectively, and $8.4 million and $23.3 million in the third quarter and nine-month periods ended September 30, 2012, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for discussion of our long-term debt and credit facilities and compliance with debt covenants.

Dealership Acquisitions and Dispositions

During the nine month period ended September 30, 2013, we acquired two franchise operations and underlying assets, including real estate, for an aggregate purchase price, net of cash acquired, of $88.2 million. These acquisitions were funded using cash from operations, and borrowings under our floor plan facilities. There were no dispositions in the nine month period ended September 30, 2013.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital expenditures in the third quarter and nine-month periods ended September 30, 2013 were approximately $38.4 million and $127.5 million, respectively. Of this amount, approximately $17.4 million and $63.0 million was related to facility construction projects in the third quarter and nine-month periods ended September 30, 2013, respectively. Real estate acquisitions accounted for $14.1 million and $46.8 million of capital expenditures in the third quarter and nine-month periods ended September 30, 2013, respectively, and fixed assets utilized in our dealership operations accounted for the remaining $6.9 million and $17.7 million for the third quarter and nine-month periods ended September 30, 2013, respectively.

Of the capital expenditures in the third quarter and nine-month periods ended September 30, 2013, approximately $27.9 million and $53.7 million, respectively, were funded through mortgage financing and the remainder was funded through cash from operations and use of our credit facilities. As of September 30, 2013, commitments for facilities construction projects totaled approximately $22.3 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the nine-month period ended September 30, 2013, we repurchased approximately 0.6 million shares of our Class A common stock for approximately $14.5 million in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. During the nine-month period ended September 30, 2012, we repurchased approximately 0.9 million shares of our Class A common stock for approximately $16.4 million in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. During the first quarter of 2013, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. As of September 30, 2013, our total remaining repurchase authorization was approximately $135.1 million. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2011 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

During the third quarter ended September 30, 2013, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of September 13, 2013 to be paid on October 15, 2013. Subsequent to September 30, 2013, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B common stock of $0.025 per share for stockholders of record on December 13, 2013 to be paid on January 15, 2014. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

In the nine-month period ended September 30, 2013, net cash provided by operating activities was approximately $180.6 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

receivables, offset partially by increases in inventories and decreases in trade accounts payable and other liabilities. In the nine-month period ended September 30, 2012, net cash provided by operating activities was approximately $35.4 million. This provision of cash was comprised primarily of cash inflows related to operating profits, decreases in receivables and an increase in notes payable – floor plan – trade, offset partially by increases in inventories.

Net cash used in investing activities in the nine-month period ended September 30, 2013 was approximately $214.5 million. This use of cash was primarily comprised of the acquisition of two franchise operations and purchases of land, property and equipment, including the purchase of dealership facilities that were previously leased. Net cash used in investing activities in the nine-month period ended September 30, 2012 was approximately $3.5 million. This use of cash was primarily comprised of purchases of land, property and equipment, offset partially by proceeds from the sale of dealerships.

Net cash provided by financing activities in the nine-month period ended September 30, 2013 was approximately $39.5 million. This provision of cash was primarily related to proceeds from issuance of long-term debt, offset partially by repurchase of debt securities, principal payments on long-term debt, purchases of treasury stock and repayments of notes payable floor plan – non-trade. Net cash provided by financing activities in the nine-month period ended September 30, 2012 was approximately $28.8 million. This provision of cash was primarily related to proceeds from issuance of long-term debt, offset partially by repurchase of debt securities and purchases of treasury stock.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $40.7 million in the nine-month period ended September 30, 2013, and net cash provided was approximately $101.5 million in the nine-month period ended September 30, 2012. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $142.8 million and $49.3 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $792.6 million at September 30, 2013 and approximately $813.5 million at December 31, 2012. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $5.2 million in the nine-month period ended September 30, 2013. Of the total change in interest expense, approximately $4.9 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of September 30, 2013 and December 31, 2012 approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the third quarter and nine-month periods ended September 30, 2013 due to the leases containing LIBOR floors which were above the LIBOR rate during the third quarter and nine-month periods ended September 30, 2013.

We also have various Cash Flow Swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these Cash Flow Swaps, interest rates reset monthly. The fair value of these swap positions at September 30, 2013 was a net liability of approximately $20.3 million, with $11.6 million included in other accrued liabilities and $11.7 million included in other long-term liabilities, offset partially by an asset of approximately $3.0 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2012 was a liability of approximately $34.3 million, with $12.1 million included in other accrued liabilities and $22.2 million included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these Cash Flow Swaps, Sonic will receive and pay interest based on the following:

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013, because of the material weakness in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Remediation of Material Weakness – Management is in the process of evaluating the results of the remediation efforts to address the internal control deficiencies described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, and the Audit Committee of the Company’s Board of Directors will continue to monitor the progress of management’s remediation and controls testing. Management’s remediation efforts included hiring additional personnel, implementing training programs for existing accounting and reporting personnel, revising the Company’s policies and providing appropriate training on the policies.

In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. As the Company continues to evaluate and improve its internal control over financial reporting, management may decide to implement additional measures to address control deficiencies.

Changes in Internal Control over Financial Reporting – Except as discussed above, there has been no change in our internal control over financial reporting during the third quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the shares of Class A Common Stock we repurchased during the third quarter ended September 30, 2013:

	(In thousands, except per share data)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 2013	12	$21.08	12	$135,186
August 2013	—	—	—	135,186
September 2013	3	22.00	3	135,120

Total	15	$21.27	15	$135,120

(1)	All shares repurchased were part of publicly announced share repurchase programs.
(2)	Our active publicly announced Class A common stock repurchase authorization plans and current remaining availability are as follows:

(amounts in thousands)
July 2012 authorization	$100,000
February 2013 authorization	100,000

Total authorization	200,000
Total active plan repurchases prior to September 30, 2013	(64,880)

Current remaining availability as of September 30, 2013	$135,120

See Note 6, “Long-term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1*	Amendment No. 3, dated as of July 31, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 99.1 to Sonic’s Current Report on Form 8-K filed August 5, 2013).

18.1	Preferability Letter of Independent Registered Public Accounting Firm dated November 8, 2013.

31.1	Certification of Mr. Heath R. Byrd pursuant to Rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a)

32.1	Certification of Mr. Heath R. Byrd pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

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

SONIC AUTOMOTIVE, INC.

Date: November 8, 2013	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: November 8, 2013	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amendment No. 3, dated as of July 31, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 99.1 to Sonic’s Current Report on Form 8-K filed August 5, 2013).

18.1	Preferability Letter of Independent Registered Public Accounting Firm dated November 8, 2013.

31.1	Certification of Mr. Heath R. Byrd pursuant to Rule 13a-14(a)

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a)

32.1	Certification of Mr. Heath R. Byrd pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.