Form 10-K
period 2013-12-31
SONIC AUTOMOTIVE INC
filed 2014-03-03
CIK 1043509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13395

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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $833.5 million based upon the closing sales price of the registrant’s Class A common stock on June 28, 2013 of $21.14 per share.

As of February 18, 2014, there were 40,463,897 shares of Class A common stock, par value $0.01 per share, and 12,029,375 shares of Class B common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2014 are incorporated by reference into Part III of this Form 10-K.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-K TABLE OF CONTENTS

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

This Annual Report on Form 10-K contains, and written or oral statements made from time to time by us or by our authorized officers may contain, numerous “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, results and events, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases. Specific events addressed by these forward-looking statements include, but are not limited to:

•	vehicle sales rates and same store sales growth;

•	future liquidity trends or needs;

•	our business and growth strategies, including references to our stand-alone pre-owned store initiative and customer experience initiative;

•	future covenant compliance;

•	industry trends;

•	our financing plans and our ability to repay or refinance existing debt when due;

•	future acquisitions or dispositions;

•	level of fuel prices;

•	general economic trends, including employment rates and consumer confidence levels; and

•	remediation plans related to our internal control over financial reporting.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in “Item 1A: Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report, as well as:

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

•	our relationships with manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or complete additional acquisitions;

•	adverse resolutions of one or more significant legal proceedings against us or our dealerships;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

•	our ability to successfully integrate potential future acquisitions, roll out our stand-alone pre-owned stores and customer experience initiative; and

•	the rate and timing of overall economic recovery or decline.

These forward-looking statements speak only as of the date or this report or when made, and we undertake no obligation to revise or update these statements to reflect subsequent events or circumstances.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART I

Item 1:     Business.

Sonic Automotive, Inc. was incorporated in Delaware in 1997. We are one of the largest automotive retailers in the United States. As of December 31, 2013, we operated 123 franchises in 14 states (representing 25 different brands of cars and light trucks) and 21 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2013, we operated 102 stores. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

The following charts depict the multiple sources of continuing operations revenue and gross profit for the year ended December 31, 2013:

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

As of December 31, 2013, we operated franchises in the following markets:

Market	Number of Franchises	Percent of 2013 Total Revenue
Houston	25	22.9%
Alabama/Tennessee	22	12.6%
North Carolina/South Carolina/Georgia	13	9.5%
South Bay (San Francisco)	7	7.7%
Los Angeles North	6	7.6%
North Bay (San Francisco)	8	6.5%
Florida	9	6.3%
Los Angeles South	7	6.2%
Dallas	4	5.7%
Mid-Atlantic	6	5.0%
Colorado	4	3.4%
Ohio	5	2.8%
Las Vegas	3	2.0%
Michigan	4	1.8%

Total	123	100.0%

In the future, we may purchase dealerships and open new stores that we believe will enrich our portfolio and divest dealerships that we believe will not yield acceptable returns over the long-term. The automotive retailing industry remains highly fragmented, and we believe that further consolidation may occur. We believe that attractive acquisition opportunities continue to exist for dealership groups with the capital and experience to identify, acquire and professionally manage dealerships. Our ability to complete acquisitions and open new stores in the future will depend on many factors, including the availability of financing and the existence of any contractual provisions that may restrict our acquisition activity.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for a discussion of our plans for the use of capital generated from operations.

Business Strategy

Maximize Asset Returns Through Process Execution.    We have developed standardized operating processes that are documented in operating playbooks for our dealerships. Through the continued implementation of our operating playbooks, we believe organic growth opportunities exist by offering a more favorable buying experience to our customers and create efficiencies in our business processes. We believe the development, refinement and implementation of these operating processes will enhance the customer experience, make us more competitive in the markets we serve and drive profit growth across each of our revenue streams.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

Portfolio Management.    Our long-term growth and acquisition strategy is focused on large metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. We seek to add like-branded dealerships to our portfolio that exist in regions in which we already operate. A majority of our dealerships are either luxury or mid-line import brands. For the year ended December 31, 2013, approximately 85.0% of our new vehicle revenue was generated by mid-line import and luxury dealerships, which usually have higher operating margins, more stable Fixed Operations departments, lower associate turnover and lower inventory levels.

The following table depicts the breakdown of our new vehicle revenues from continuing operations by brand:

	Percentage of New Vehicle Revenue
	Year Ended December 31,
	2013	2012	2011
Brand
Luxury:
BMW	19.6%	19.0%	19.4%
Mercedes	9.1%	8.7%	8.9%
Lexus	5.0%	5.0%	4.6%
Cadillac	4.6%	4.8%	5.3%
Audi	4.4%	4.0%	3.8%
Land Rover	2.7%	2.2%	2.3%
Mini	2.4%	2.7%	3.0%
Porsche	2.1%	1.9%	1.7%
Infiniti	0.9%	1.0%	1.2%
Volvo	0.9%	1.1%	1.1%
Acura	0.8%	0.9%	0.9%
Jaguar	0.7%	0.7%	0.9%
Other Luxury(1)	0.0%	0.0%	0.1%

Total Luxury	53.2%	52.0%	53.2%
Mid-line Import:
Honda	15.0%	15.3%	13.2%
Toyota	10.1%	10.3%	8.8%
Volkswagen	2.3%	3.0%	3.0%
Hyundai	1.8%	2.2%	2.4%
Other(2)	1.5%	1.8%	1.5%
Nissan	1.1%	0.9%	1.2%

Total Mid-line Import	31.8%	33.5%	30.1%
Domestic:
Ford	8.8%	7.8%	9.1%
General Motors(3)	6.2%	6.7%	7.6%

Total Domestic	15.0%	14.5%	16.7%

Total	100.0%	100.0%	100.0%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

(1)	Includes Smart and Saab.

(2)	Includes Kia, Scion and Subaru.

(3)	Includes Buick, Chevrolet and GMC.

Expand our eCommerce Capabilities.    Automotive customers have become increasingly more comfortable using technology to research their vehicle buying alternatives and communicate with dealership personnel. The internet presents a marketing, advertising and automotive sales channel that we will continue to utilize to drive value for our dealerships and enhance the customer experience. Our technology platforms give us the ability to leverage technology to efficiently integrate systems, customize our dealership websites and use our data to improve the effectiveness of our advertising and interaction with our customers. This also allows us to market all of our products and services to a national audience and, at the same time, support the local market penetration of our individual dealerships.

Execute our Stand-Alone Pre-Owned Store Initiative.    As we announced during the fourth quarter of 2013, we plan to augment our manufacturer-franchised dealership operations with stand-alone pre-owned specialty retail sales locations. This pre-owned business will operate independently from the existing new and used dealership sales operations and introduce consumers to an exciting shopping and buying experience. The first target market is planned for Denver, Colorado and we expect operations to begin in late 2014.

Customer Experience Initiative.    In the fourth quarter of 2013, we also announced our customer experience initiative known as “One Sonic-One Experience.” This initiative includes several new processes and proprietary technologies from inventory management and pricing tools to a fully developed “customer-centric” Customer Relationship Management (“CRM”) tool. The development of these processes and tools will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can go to work using these processes and technologies to get our guests on the road in their new vehicle in less than an hour.

Achieve High Levels of Customer Satisfaction.    We focus on maintaining high levels of customer satisfaction. Our personalized sales process is designed to satisfy customers by providing high-quality vehicles and service in a positive, “consumer friendly” buying environment. Several manufacturers offer specific financial incentives on a per vehicle basis if certain Customer Satisfaction Index (“CSI”) levels (which vary by manufacturer) are achieved by a dealership. In addition, all manufacturers consider CSI scores in approving acquisitions or awarding new dealership open-points. In order to keep dealership and executive management focused on customer satisfaction, we include CSI results as a component of our incentive-based compensation programs.

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

Increase Sales of Higher Margin Products and Services.    We continue to pursue opportunities to increase our sales of higher-margin products and services by expanding the following:

Finance, Insurance and Other Aftermarket Products.    Each sale of a new or used vehicle gives us an opportunity to provide our customers with financing and insurance options and earn financing fees and insurance commissions. We also offer our customers the opportunity to purchase extended warranties,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

service contracts and other aftermarket products. We currently offer a wide range of non-recourse financing, leasing, other aftermarket products, extended warranties, service contracts and insurance products to our customers. We emphasize menu-selling techniques and other best practices to increase our sales of F&I products at our dealerships.

Parts, Service & Collision Repair.    Each of our dealerships offers a fully integrated service and parts department. Manufacturers permit warranty work to be performed only at franchised dealerships such as ours. As a result, our franchised dealerships are uniquely qualified and positioned to perform work covered by manufacturer warranties on increasingly complex vehicles. We believe we can continue to grow our profitable parts and service business over the long-term by increasing service capacity, investing in sophisticated equipment and well-trained technicians, using variable rate pricing structures, focusing on customer service and efficiently managing our parts inventory. In addition, we believe our emphasis on selling extended service contracts associated with new and used vehicle retail sales will drive further service and parts business in our dealerships as we increase the potential to retain current customers beyond the term of the standard manufacturer warranty period.

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

Relationships with Manufacturers

Each of our dealerships operates under a separate franchise or dealer agreement that governs the relationship between the dealership and the manufacturer. Each franchise or dealer agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. The designation of such areas generally does not guarantee exclusivity within a specified territory. In addition, most manufacturers allocate vehicles on a “turn and earn” basis that rewards high unit sales volume. A franchise or dealer agreement incentivizes the dealer to meet specified standards regarding showrooms, facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training and other aspects of the business. Each franchise or dealer agreement also gives the related manufacturer the right to approve the dealer operator and any material change in management or ownership of the dealership. Each manufacturer may terminate a franchise or dealer agreement under certain circumstances, such as a change in control of the dealership without manufacturer approval, the impairment of the reputation or financial condition of the dealership, the death, removal or withdrawal of the dealer operator, the conviction of the dealership or the dealership’s owner or dealer operator of certain crimes, the failure to adequately operate the dealership or maintain new vehicle financing arrangements, insolvency or bankruptcy of the dealership or a material breach of other provisions of the applicable franchise or dealer agreement.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

To the extent that new or amended manufacturer policies restrict the number of dealerships that may be owned by a dealership group or the transferability of our common stock, such policies could have a material adverse effect on us. We believe that we will be able to renew at expiration all of our existing franchise and dealer agreements.

Many states have placed limitations upon manufacturers’ and distributors’ ability to sell new motor vehicles directly to customers in their respective states in an effort to protect dealers from practices they believe constitute unfair competition. In general, these statutes make it unlawful for a manufacturer or distributor to compete with a new motor vehicle dealer in the same brand operating under an agreement or franchise from the manufacturer or distributor in the relevant market area. Certain states, including Florida, Georgia, South Carolina, North Carolina and Virginia, limit the amount of time that a manufacturer may temporarily operate a dealership.

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

We believe that the principal competitive factors in vehicle sales are the location of dealerships, the marketing campaigns conducted by manufacturers, the ability of dealerships to offer an attractive selection of the most popular vehicles, the quality of customer service and pricing (including manufacturer rebates and other special offers). In particular, pricing has become more important as a result of price-savvy customers using sources available on the internet to determine current market retail prices. Other competitive factors include customer preference for makes of automobiles and manufacturer warranties.

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

In arranging or providing financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions. In addition, financial institutions are now offering F&I products through the internet. We believe the principal competitive factors in providing financing are convenience, interest rates and contract terms.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

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

As with automobile dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes and other environmentally sensitive materials. Our business also involves the past and current operation and/or removal of above ground and underground storage tanks containing such substances or wastes. Accordingly, we are subject to regulation by federal, state and local authorities that establish health and environmental quality standards, provide for liability related to those standards and provide penalties for violations of those standards. We are also subject to laws, ordinances and regulations governing remediation of contamination at facilities we own or operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal.

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

Executive Officers of the Registrant

Our executive officers as of the date of this Form 10-K, are as follows:

Name	Age	Position(s) with Sonic
Mr. O. Bruton Smith	87	Chairman, Chief Executive Officer and Director
Mr. B. Scott Smith	46	President, Chief Strategic Officer and Director
Mr. David B. Smith	39	Vice Chairman and Director
Mr. Heath R. Byrd	47	Executive Vice President and Chief Financial Officer
Mr. Jeff Dyke	46	Executive Vice President of Operations

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Mr. O. Bruton Smith is our Founder, Chairman, Chief Executive Officer and a director and has served as such since our formation in January 1997, and Mr. Smith is currently a director and executive officer of many of our subsidiaries. Mr. Smith has worked in the retail automobile industry since 1966. Mr. Smith is also the Chairman and Chief Executive Officer, a director and controlling stockholder of Speedway Motorsports, Inc. (“SMI”). SMI is a public company traded on the New York Stock Exchange (the “NYSE”). Among other things, SMI owns and operates the following NASCAR racetracks: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Sonoma Raceway, Las Vegas Motor Speedway, New Hampshire Motor Speedway, Texas Motor Speedway and Kentucky Speedway. Mr. Smith is also an executive officer or a director of most of SMI’s operating subsidiaries.

Mr. B. Scott Smith is our Co-Founder, President, Chief Strategic Officer and a director. Prior to his appointment as President in March 2007, Mr. Smith served as our Vice Chairman and Chief Strategic Officer since October 2002. Mr. Smith held the position of President and Chief Operating Officer from April 1997 to October 2002. Mr. Smith has been a director of our company since our organization was formed in January 1997. Mr. Smith also serves as a director and executive officer of many of our subsidiaries. Mr. Smith has been an executive officer of Town & Country Ford since 1993, and was a minority owner of both Town & Country Ford and Fort Mill Ford before our acquisition of these dealerships in 1997. Mr. Smith became the General Manager of Town & Country Ford in November 1992 where he remained until his appointment as President and Chief Operating Officer in April 1997. Mr. Smith has over 24 years of experience in the automobile dealership industry. Mr. Smith is a son of O. Bruton Smith and brother of David B. Smith.

Mr. David B. Smith was appointed to the office of Vice Chairman on March 31, 2013. Mr. Smith has served as Executive Vice President until his appointment to Vice Chairman on March 31, 2013, as a director since October 2008 and has served in our organization since 1998. Prior to being named a director and Executive Vice President in October 2008, Mr. Smith served as our Senior Vice President of Corporate Development. Mr. Smith served as Vice President of Corporate Strategy of the company from October 2005 to March 2007, and also served prior to that time as Dealer Operator of several of our dealerships. Mr. Smith is a son of O. Bruton Smith and brother of B. Scott Smith.

Mr. Heath R. Byrd became our Executive Vice President and Chief Financial Officer effective March 31, 2013. Mr. Byrd was previously a Vice President and our Chief Information Officer, and has served our organization since 2007. Prior to joining Sonic, Mr. Byrd served in a variety of management positions at HRAmerica, Inc., a workforce management firm that provided customized human resource and workforce development through co-sourcing arrangements, including as a director, as President and Chief Operating Officer and as Chief Financial Officer and Chief Information Officer.

Mr. Jeff Dyke is our Executive Vice President of Operations and is responsible for direct oversight for all of Sonic’s retail automotive operations. From March 2007 to October 2008, Mr. Dyke served as our Division Chief Operating Officer — South East Division, where he oversaw retail automotive operations for the states of Alabama, Georgia, Florida, North Carolina, Tennessee, Texas and South Carolina. Mr. Dyke first joined Sonic in October 2005 as its Vice President of Retail Strategy, a position that he held until April 2006, when he was promoted to Division Vice President — Eastern Division, a position he held from April 2006 to March 2007. Prior to joining Sonic, Mr. Dyke worked in the automotive retail industry at AutoNation, Inc. from 1996 to 2005, where he held several positions in divisional, regional and dealership management with that company.

Employees

As of December 31, 2013, we employed approximately 9,100 associates. We believe that our relationships with our associates are good. Approximately 200 of our associates, primarily service technicians in our Northern California markets, are represented by a labor union. Although a small percentage of our associates are

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

represented by a labor union, we may be affected by labor strikes, work slowdowns and walkouts at automobile manufacturers’ manufacturing facilities.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Item 1A:    Risk Factors

Our business, financial condition, results of operations, cash flows, prospects and the prevailing market price and performance of our Class A common stock may be adversely affected by a number of factors, including the material risks noted below. Our stockholders and prospective investors should consider these risks, uncertainties, and other factors prior to making an investment decision.

Risks Related to Our Sources of Financing and Liquidity

Our significant indebtedness could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of December 31, 2013, our total outstanding indebtedness was approximately $2.0 billion, which includes floor plan notes payable, long-term debt and short-term debt.

We have $175.0 million of maximum borrowing availability under a syndicated revolving credit facility (the “2011 Revolving Credit Facility”) and up to $605.0 million in maximum borrowing availability for combined syndicated new and used vehicle inventory floor plan financing (the “2011 Floor Plan Facilities”). We refer to the 2011 Revolving Credit Facility and 2011 Floor Plan Facilities collectively as our “2011 Credit Facilities.” Based on balances as of December 31, 2013, we had approximately $126.0 million available for additional borrowings under the 2011 Revolving Credit Facility based on the borrowing base calculation, which is affected by numerous factors including eligible asset balances. We are able to borrow under our 2011 Revolving Credit Facility only if, at the time of the borrowing, we have met all representations and warranties and are in compliance with all financial and other covenants contained therein. We also have capacity to finance new and used vehicle inventory purchases under floor plan agreements with various manufacturer-affiliated finance companies and other lending institutions (the “Silo Floor Plan Facilities”) as well as our 2011 Floor Plan Facilities. In addition, the indentures relating to our 5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”), 7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”) and our other debt instruments allow us to incur additional indebtedness, including secured indebtedness, as long as we comply with the terms thereunder.

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

Our failure to comply with certain covenants in these agreements or indentures could materially adversely affect our ability to access our borrowing capacity, subject us to acceleration of our outstanding debt, result in a cross default on other indebtedness and could have a material adverse effect on our ability to continue our business.

An acceleration of our obligation to repay all or a substantial portion of our outstanding indebtedness or lease obligations would have a material adverse effect on our business, financial condition or results of operations.

Our 2011 Credit Facilities, the indentures governing our 5.0% Notes and 7.0% Notes and many of our operating leases contain numerous financial and operating covenants. A breach of any of these covenants could

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures, including the indentures governing our outstanding 5.0% Notes and 7.0% Notes. If a cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. If a default were to occur, we may be unable to adequately finance our operations and the value of our common stock would be materially adversely affected because of acceleration and cross default provisions. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

Our ability to make interest and principal payments when due to holders of our debt securities depends upon our future performance and our receipt of sufficient funds from our subsidiaries.

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

Many of our mortgage notes’ principal and interest payments are based on an amortization period longer than the actual terms (maturity dates) of the notes. We will be required to repay or refinance the remaining principal balances for certain of our mortgages with balloon payments at the notes’ maturity dates, which range from 2014 to 2022. The amounts to be repaid or refinanced at the maturity dates could be significant. We may not have sufficient liquidity to make such payments at the notes’ maturity dates. In the event we do have sufficient liquidity to completely repay the remaining principal balances at maturity, we may not be able to refinance the notes at interest rates that are acceptable to us, or depending on market conditions, refinance the notes at all. Our inability to repay or refinance these notes could have a material adverse effect on our business, financial condition and results of operations.

We depend on the performance of sublessees to offset costs related to certain of our lease agreements.

In most cases, when we sell a dealership, the buyer of the dealership will sublease the dealership property from us, but we are not released from the underlying lease obligation to the primary landlord. We rely on the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

To reduce our exposure to fluctuations in cash flow due to interest rate fluctuations, we have entered into, and in the future expect to enter into, certain derivative instruments (or hedging agreements). No hedging activity can completely insulate us from the risks associated with changes in interest rates. As of December 31, 2013, we had interest rate swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. See the heading “Derivative Instruments and Hedging Activities” under Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements. We intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions.

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

Upon the occurrence of a change in control or a fundamental change, as defined in our 5.0% Notes and 7.0% Notes, holders of these instruments will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under these indentures may also constitute a default under our 2011 Credit Facilities. Any future debt instruments that we may incur may contain similar provisions regarding repurchases in the event of a change in control or fundamental change triggering event. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under these debt instruments in the event of a change in control or fundamental change. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our common stock holders.

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

A manufacturer may condition its allotment of vehicles, participation in bonus programs, or acquisition of additional franchises upon our compliance with its brand and facility standards. These standards may require investments in technology and facilities that we otherwise would not make. This may put us in a competitive disadvantage with other competing dealerships and may ultimately result in our decision to sell a franchise when we believe it may be difficult to recover the cost of the required investment to reach the manufacturer’s brand and facility standards.

In addition, many manufacturers attempt to measure customers’ satisfaction with their sales and warranty service experiences through manufacturer-determined CSI scores. The components of CSI vary by manufacturer and are modified periodically. Franchise and dealer agreements may also impose financial and sales performance standards. Under our agreements with certain manufacturers, a dealership’s CSI scores, sales and financial performance may be considered a factor in evaluating applications for additional dealership acquisitions. From time to time, some of our dealerships have had difficulty meeting various manufacturers’ CSI requirements or performance standards. We cannot assure you that our dealerships will be able to comply with these requirements in the future. A manufacturer may refuse to consent to an acquisition of one of its franchises if it determines our dealerships do not comply with its CSI requirements or performance standards, which could impair the execution of our acquisition strategy. In addition, we receive incentive payments from the manufacturers based, in part, on CSI scores, which could be materially adversely affected if our CSI scores decline.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise and dealer agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise or dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

The ability of a manufacturer to grant additional franchises is based on several factors which are not within our control. If manufacturers grant new franchises in areas near or within our existing markets, this could significantly impact our revenues and/or profitability. In addition, current state dealer laws generally restrict the ability of automobile manufacturers to enter the retail market and sell directly to consumers. However, if manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on us.

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

Manufacturers frequently offer incentives to potential customers. A reduction or discontinuation of a manufacturer’s incentive programs may materially adversely impact vehicle demand and affect our results of operations.

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

Our parts and service sales volume and margins are dependent on manufacturer warranty programs.

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. Dealerships which perform work

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

covered by a manufacturer warranty are reimbursed at rates established by the manufacturer. For the year ended December 31, 2013, approximately 15.3% of our parts, service and collision repair revenue was for work covered by manufacturer warranties. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our Fixed Operations sales volume and margins could be adversely affected.

Adverse conditions affecting one or more key manufacturers or lenders may negatively impact our results of operations.

Our results of operations depend on the products, services, and financing and incentive programs offered by major automobile manufacturers, and could be negatively impacted by any significant changes to these manufacturers’ financial condition, marketing strategy, vehicle design, publicity concerning a particular manufacturer or vehicle model, production capabilities, management, reputation and labor relations.

Events such as labor strikes or other disruptions in production, including those caused by natural disasters, that may adversely affect a manufacturer may also adversely affect us. In particular, labor strikes at a manufacturer that continue for a substantial period of time could have a material adverse effect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur during critical periods of new product introductions, could limit sales of those vehicles during those periods. This has been experienced at some of our dealerships from time to time. Adverse conditions affecting these and other important aspects of manufacturers’ operations and public relations may adversely affect our ability to sell their automobiles and, as a result, significantly and detrimentally affect our business and results of operations.

Moreover, our business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. For example:

•	a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises;

•	consumer demand for such manufacturer’s products could be substantially reduced;

•	a lender in bankruptcy could attempt to terminate our floor plan financing and demand repayment of any amounts outstanding;

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

We depend on manufacturers to supply us with sufficient numbers of popular new models.

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

Risks Related to Our Growth Strategy

Our investment in new business strategies, services and technologies is inherently risky, and could disrupt our ongoing business or have a material adverse effect on our overall business and results of operations.

We have invested and expect to continue to invest in new business strategies, services and technologies, including our planned stand-alone pre-owned stores and our customer experience initiatives. Such endeavors may involve significant risks and uncertainties, including allocating management resources away from current operations, insufficient revenues to offset expenses associated with these new investments, inadequate return of capital on our investments and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not have a material adverse effect on our reputation, financial condition and operating results.

Our ability to make acquisitions, execute our stand-alone pre-owned initiative and grow organically may be restricted by the terms and limits of the 2011 Credit Facilities.

The amount of capital available to us is limited to the liquidity available under our 2011 Credit Facilities and capital generated through operating activities. Pursuant to the 2011 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions is in excess of certain amounts, without the written consent of the Required Lenders (as that term is defined in the 2011 Credit Facilities). Our pace and scale of growing our recently announced stand-alone pre-owned initiative may be limited in the event other sources of capital are unavailable. These restrictions may limit our growth strategy.

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

In addition, we are dependent to a significant extent on our ability to finance our new and certain of our used vehicle inventory under the 2011 Floor Plan Facilities or the Silo Floor Plan Facilities (“floor plan financing”). Floor plan financing arrangements allow us to borrow money to buy a particular new vehicle from the manufacturer or a used vehicle on trade-in or at auction and pay off the loan when we sell that particular vehicle. We must obtain floor plan financing or obtain consents to assume existing floor plan financing in connection with our acquisition of dealerships. In the event that we are unable to obtain such financing, our ability to complete dealership acquisitions could be limited.

Substantially all the assets of our dealerships are pledged to secure the indebtedness under our Silo Floor Plan Facilities and the 2011 Credit Facilities. These pledges may impede our ability to borrow from other sources. Moreover, because certain lending institutions are either owned by or affiliated with an automobile manufacturer, any deterioration of our relationship with the particular manufacturer-affiliated finance subsidiary could adversely affect our relationship with the affiliated manufacturer, and vice-versa.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

We face risks growing through acquisitions or expansion. These risks include, but are not limited to:

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Risks Related to the Automotive Retail Industry

Our operations are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance and vehicle protection products, licensing, consumer protection, consumer privacy, employment practices, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. With respect to motor vehicle sales, retail installment sales, leasing, and the sale of finance, insurance, and vehicle protection products at our stores, we are subject to various laws and regulations, the violation of which could subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity, in addition to administrative, civil, or criminal sanctions. With respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We are also subject to lawsuits and governmental investigations alleging violations of these laws and regulations, including purported class action lawsuits, which could result in significant liability, fines, and penalties. The violation of other laws and regulations to which we are subject also can result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant liability, fines, and penalties. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning, and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able to satisfy them. Failure to comply with applicable laws and regulations may have an adverse effect on our business, results of operations, financial condition, cash flows, and prospects.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (the “ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in discrimination. In addition, we expect that the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was signed into law on March 23, 2010, will increase our annual employee health care costs that we fund, with the most significant increases commencing in 2014, and significantly increase our cost of compliance and compliance risk related to offering health care benefits.

Furthermore, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. The labor policy of the current administration could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our store operations, and adversely affect our results of operations.

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the vehicles we sell.

The United States Environmental Protection Agency (“EPA”) has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles, require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources, and require monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

Increasing competition among automotive retailers and the use of the internet reduces our profit margins on vehicle sales and related businesses.

Automobile retailing is a highly competitive business. Our competitors include publicly and privately owned dealerships, some of which are larger and have greater financial and marketing resources than we do. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to economies of scale or otherwise. We typically rely on advertising, merchandising, sales expertise, service reputation and dealership location to sell new vehicles. Our revenues and profitability could be materially adversely affected if laws permit manufacturers to enter the retail market directly.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

A significant portion of our new vehicle business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in other

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices.

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

We have invested in internal and external business applications to execute our strategy of employing technology to benefit our business. In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. Although we have attempted to mitigate the cyber-security risk of both our internal and outsourced functions by implementing various cyber-security controls, we remain subject to cyber-security risks.

These cyber-security risks include:

•	vulnerability to cyber-attack of our internal or externally hosted business applications;

•	interruption of service or access to systems may affect our ability to deliver vehicles or complete transactions with customers;

•	unauthorized access or theft of customer or employee personal confidential information, including financial information, or strategically sensitive data;

•	disruption of communications (both internally and externally) that may affect the quality of information used to make informed business decisions; and

•	damage to our reputation as a result of a breach in security that could affect the financial security of our customers.

Moreover, significant technology-related business functions of ours are outsourced, including:

•	payroll and human resources management systems, including expense reimbursement management;

•	customer relationship management, e-commerce hosting and marketing campaign management;

•	dealer management, inventory management and financial reporting systems;

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

•	consumer credit application management, fund transfers/ACH/online banking; and

•	IP telephony and WAN/LAN administration (switch & router configuration).

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

Our charter and bylaws make it more difficult for our stockholders to take corporate actions at stockholders’ meetings. In addition, stock options, restricted stock and restricted stock units granted under our 2004 Stock Incentive Plan (the “2004 Plan”) and 2012 Stock Incentive Plan (the “2012 Plan”) become immediately exercisable or automatically vest upon a change in control. Delaware law also makes it difficult for stockholders who have recently acquired a large interest in a company to consummate a business combination transaction with the company against its directors’ wishes. Finally, restrictions imposed by our franchise and dealer agreements may impede or prevent any potential takeover bid. Our franchise and dealer agreements allow the manufacturers the right to terminate the agreements upon a change of control of our company and impose restrictions upon the transferability of any significant percentage of our stock to any one person or entity that may be unqualified, as defined by the manufacturer, to own one of its dealerships. The inability of a person or entity to qualify with one or more of our manufacturers may prevent or seriously impede a potential takeover bid. In addition, there may be provisions of our lending arrangements that create an event of default upon a change in control. These agreements, corporate governance documents and laws may have the effect of delaying or preventing a change in control or preventing stockholders from realizing a premium on the sale of their shares if we were acquired.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

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

Six of our dealership subsidiaries in Northern California currently make fixed-dollar contributions to the Automotive Industries Pension Plan (the “AI Pension Plan”) pursuant to collective bargaining agreements between our subsidiaries and the International Association of Machinists (the “IAM”) and the International Brotherhood of Teamsters (the “IBT”). The AI Pension Plan is a “multi-employer pension plan” as defined under the Employee Retirement Income Security Act of 1974, as amended, and our six dealership subsidiaries are among approximately 200 employers that make contributions to the AI Pension Plan pursuant to collective bargaining agreements with the IAM and IBT. In March 2008, the AI Pension Plan’s actuary, in accordance with the requirements of the federal Pension Protection Act of 2006, issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven year period commencing in 2013. Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A change in historical experience and/or assumptions used to estimate reserves could have a material impact on our earnings.

As described in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies,” management relies on estimates in various areas of accounting and financial reporting. For example, our estimates for finance, insurance and service contracts and insurance reserves are based on historical experience and assumptions. Differences between actual results and our historical experiences and/or our assumptions could have a material impact on our earnings in the period of the change and in periods subsequent to the change.

Our internal control over financial reporting may not be effective.

If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

results of operations we report could be subject to adjustments, we could incur remediation costs, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls, or fail to meet our reporting obligations under SEC regulations and the terms of our debt agreements on a timely basis and there could be a material adverse effect on the price of our Class A common stock.

Impairment of our goodwill could have a material adverse impact on our earnings.

Pursuant to applicable accounting pronouncements, we evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We describe the process for testing goodwill more thoroughly in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies.” If we determine that the amount of our goodwill is impaired at any point in time, we are required to reduce goodwill on our balance sheet. If goodwill of our single reporting unit is impaired based on a future impairment test, we will be required to record a significant non-cash impairment charge that may also have a material adverse effect on our results of operations for the period in which the impairment of goodwill occurs. As of December 31, 2013, our balance sheet reflected a carrying amount of approximately $476.3 million in goodwill.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 1B:    Unresolved Staff Comments

None.

Item 2:    Properties.

Our principal executive offices are located at a property owned by us at 4401 Colwick Road, Charlotte, North Carolina, 28211, and our telephone number is (704) 566-2400.

Our dealerships are generally located along major United States or interstate highways. One of the principal factors we consider in evaluating an acquisition candidate is its location. We prefer to acquire dealerships or build dealership facilities located along major thoroughfares, which can be easily visited by prospective customers.

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

Item 3:    Legal Proceedings.

We are involved, and expect to continue to be involved, in numerous legal and administrative proceedings arising out of the conduct of our business, including regulatory investigations and private civil actions brought by plaintiffs purporting to represent a potential class or for which a class has been certified. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty. Similarly, except as reflected in reserves we have provided for in other accrued liabilities in the accompanying Consolidated Balance Sheets, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. Included in other accrued liabilities at December 31, 2013 was approximately $1.2 million in reserves that we were holding for pending proceedings. Except as reflected in such reserves, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

Item 4:    Mine Safety Disclosures.

Not applicable.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is currently traded on the NYSE under the symbol “SAH.” Our Class B common stock is not traded on a public market.

As of February 18, 2014, there were 40,463,897 shares of our Class A common stock and 12,029,375 shares of our Class B common stock outstanding. As of February 18, 2014, there were 82 record holders of the Class A common stock and three record holders of the Class B common stock. The closing stock price for the Class A common stock on February 18, 2014 was $22.13.

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.10 per share during each of the years ended December 31, 2013, 2012 and 2011. Subsequent to December 31, 2013, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for stockholders of record on March 14, 2014 to be paid on April 15, 2014. The declaration and payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered by our Board of Directors to be relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for additional discussion of dividends and for a description of restrictions on the payment of dividends.

The following table sets forth the high and low closing sales prices for our Class A common stock for each calendar quarter during the periods indicated as reported by the NYSE Composite Tape and the dividends declared during such periods:

	Market Price		Cash Dividend Declared
	High	Low
2013
Fourth Quarter	$24.69	$21.78	$0.025
Third Quarter	$24.60	$21.19	$0.025
Second Quarter	$23.91	$20.11	$0.025
First Quarter	$25.15	$21.51	$0.025
2012
Fourth Quarter	$20.89	$17.91	$0.025
Third Quarter	$19.50	$14.05	$0.025
Second Quarter	$18.73	$12.16	$0.025
First Quarter	$18.55	$14.50	$0.025

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Issuer Purchases of Equity Securities

The following table sets forth information about the shares of Class A common stock we repurchased during the fourth quarter ended December 31, 2013:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
October 2013	94	$22.23	94	$133,030
November 2013	23	21.65	23	132,532
December 2013	—	—	—	132,532

Total	117	$22.12	117	$132,532

(1)	All shares repurchased were part of publicly announced share repurchase programs.

(2)	Our active publicly announced Class A common stock repurchase authorization plans and current remaining availability are as follows:

(amounts in thousands)
July 2012 authorization	$100,000
February 2013 authorization	100,000
Total active plan repurchases prior to December 31, 2013	(67,468)

Current remaining availability as of December 31, 2013	$132,532

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6:	Selected Financial Data.

This selected consolidated financial data should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

We have accounted for all of our dealership acquisitions using the purchase method of accounting and, as a result, we do not include in our Consolidated Financial Statements the results of operations of these dealerships prior to the date we acquired them. Our selected consolidated financial data reflect the results of operations and financial positions of each of our dealerships acquired prior to December 31, 2013. As a result of the effects of our acquisitions and other potential factors in the future, the historical consolidated financial information described in selected consolidated financial data is not necessarily indicative of the results of our operations and financial position in the future or the results of operations and financial position that would have resulted had such acquisitions occurred at the beginning of the periods presented in the selected consolidated financial data.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Income Statement Data(1):
Total revenues	$8,843.2	$8,365.5	$7,520.8	$6,578.1	$5,760.0
Impairment charges	$9.9	$0.4	$0.2	$0.2	$22.3
Income (loss) from continuing operations before income taxes	$129.0	$141.2	$133.3	$83.1	$32.5
Income (loss) from continuing operations	$84.7	$91.3	$81.5	$98.9	$60.0
Basic earnings (loss) per share from continuing operations	$1.60	$1.68	$1.54	$1.88	$1.37
Diluted earnings (loss) per share from continuing operations	$1.59	$1.56	$1.37	$1.62	$1.13
Consolidated Balance Sheet Data(1):
Total assets	$3,051.2	$2,776.7	$2,335.2	$2,250.8	$2,068.9
Current maturities of long-term debt	$18.2	$18.6	$11.6	$9.1	$24.0
Total long-term debt	$748.4	$629.4	$547.6	$555.5	$576.1
Total long-term liabilities (including long-term debt)	$861.2	$744.6	$673.2	$689.5	$717.2
Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.025	$—

(1)	As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and Notes 2, 5 and 6 to the accompanying Consolidated Financial Statements, impairment charges, business combinations and dispositions and debt refinancings have had a material impact on our reported historical consolidated financial information.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The financial and statistical data contained in the following discussion for all periods presented reflects our December 31, 2013 classification of dealerships between continuing and discontinued operations in accordance with “Presentation of Financial Statements” in the Accounting Standards Codification (the “ASC”).

2013 Events

On May 9, 2013, we issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023 and repurchased the remaining outstanding principal amount of the 9.0% Senior Subordinated Notes due in 2018 (the “9.0% Notes”). See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 5.0% Notes and 9.0% Notes. During the year ended December 31, 2013, we recorded a loss on extinguishment of debt of approximately $28.2 million related to the 9.0% Notes, recorded in other income (expense), net, in the accompanying Consolidated Statements of Income. In addition to the loss on debt extinguishment, we incurred a charge of approximately $0.8 million recorded in interest expense, other, net, related to the incremental interest incurred while both the 9.0% Notes and 5.0% Notes were outstanding.

In the third quarter ended September 30, 2013, we acquired two luxury franchise operations and underlying assets, including real estate, for an aggregate purchase price, net of cash acquired, of $88.2 million. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying Consolidated Financial Statements for further discussion of these acquisitions.

During the fourth quarter of 2013, we announced that we plan to augment our manufacturer-franchised dealership operations with stand-alone pre-owned specialty retail sales locations. This pre-owned business will operate independently from the existing new and used dealership sales operations and introduce consumers to an exciting shopping and buying experience. The first target market is planned for Denver, Colorado, and we expect operations to begin in late 2014.

In the fourth quarter of 2013, we also announced our customer experience initiative known as “One Sonic-One Experience.” This initiative includes several new processes and proprietary technologies from inventory management and pricing tools to a fully developed “customer-centric” Customer Relationship Management (“CRM”) tool. The development of these processes and tools will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can go to work using these processes and technologies to get our guests on the road in their new vehicle in less than an hour.

Overview

We are one of the largest automotive retailers in the United States. As of December 31, 2013, we operated 123 franchises in 14 states (representing 25 different brands of cars and light trucks) and 21 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2013, we operated 102 stores. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our dealerships provide comprehensive services including sales of both new and used cars and light trucks, sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services, and arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products for our customers. Although vehicle sales and sales of associated finance, insurance and other aftermarket products are cyclical and are affected by many factors, including overall economic conditions, consumer confidence, levels of discretionary personal income, interest rates and available credit, our parts, service and collision repair services are not closely tied to vehicle sales and are not as dependent upon near-term sales volume.

The United States retail automotive industry’s new vehicle seasonally adjusted annual rate of sales (“SAAR”) in 2013 increased by 7.6%, to 15.5 million vehicles, from 14.4 million vehicles in 2012, according to Bloomberg Financial Markets, via Stephens Inc. From an industry perspective, new vehicle unit sales on a year-over-year basis increased 6.4% for import brands and 8.8% for domestic brands. For 2014, the average industry expectations for new vehicle SAAR is between 15.5 million and 16.5 million vehicles, an increase of up to 6.5% from the SAAR in 2013. We estimate the 2014 new vehicle SAAR will be between 15.75 million and 16.25 million vehicles. Changes in consumer confidence, availability of consumer financing or changes in the financial stability of the automotive manufacturers could cause actual 2014 new vehicle SAAR to vary from expectations. Many factors such as brand and geographic concentrations have caused our past results to differ from the industry’s overall trend.

Results of Operations

The following table summarizes the percentages of total revenues represented by certain items reflected in our Consolidated Statements of Income:

	Percentage of Total Revenue
	Year Ended December 31,
	2013	2012	2011
Revenues:
New vehicles	56.4%	56.4%	54.4%
Used vehicles	24.6%	24.5%	25.7%
Wholesale vehicles	2.0%	2.2%	2.2%
Parts, service and collision repair	13.9%	13.9%	15.0%
Finance, insurance and other, net	3.1%	3.0%	2.7%

Total revenues	100.0%	100.0%	100.0%
Cost of Sales(1)	85.3%	85.2%	84.6%

Gross profit	14.7%	14.8%	15.4%
Selling, general and administrative expenses	11.3%	11.3%	12.0%
Impairment charges	0.1%	0.0%	0.0%
Depreciation and amortization	0.6%	0.6%	0.5%

Operating income (loss)	2.7%	2.9%	2.9%
Interest expense, floor plan	0.2%	0.2%	0.2%
Interest expense, other, net	0.6%	0.7%	0.9%
Other (income) expense, net	0.4%	0.3%	0.0%

Income (loss) from continuing operations before taxes	1.5%	1.7%	1.8%

Provision for income taxes — (benefit) expense	0.5%	0.6%	0.7%

Income (loss) from continuing operations	1.0%	1.1%	1.1%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)	The cost of sales line item includes the cost of new and used vehicles, vehicle parts and all costs directly linked to servicing customer vehicles.

As of December 31, 2013, we had no dealerships held for sale. We did not dispose of any dealerships during the years ended December 31, 2013 or 2011. We terminated or disposed of ten dealerships during the year ended December 31, 2012. The results of operations of these dealerships, including gains or losses on disposition, are included in discontinued operations on the accompanying Consolidated Statements of Income for all periods presented.

Unless otherwise noted, all discussion of increases or decreases are compared to the same prior year period, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair and finance, insurance and other are on a same store basis, except where otherwise noted. All continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition. During the year ended December 31, 2013, we acquired two luxury franchise operations which are included in reported figures but are excluded from same store reporting. There were no franchise acquisitions during the years ended December 31, 2012 or 2011.

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

The automobile manufacturing industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. As an automotive retailer, we seek to mitigate the effects of this cyclicality by maintaining a diverse brand mix of dealerships. Our brand diversity allows us to offer a broad range of products at a wide range of prices from lower priced, or economy vehicles, to luxury vehicles. For the year ended December 31, 2013, 84.9% of our new vehicle revenue was generated by mid-line import and luxury dealerships, compared to 85.5% and 83.3% for the years ended December 31, 2012 and 2011, respectively.

The automobile retail industry uses the SAAR to measure the amount of new vehicle unit sales activity within the United States market. The SAAR averages below reflect a blended average of all brands marketed or sold in the United States market. The SAAR includes brands we do not sell and markets in which we do not operate.

	Year Ended December 31,		%Change	Year Ended December 31,		%Change
(in millions of vehicles)	2013	2012		2012	2011
SAAR	15.5	14.4	7.6%	14.4	12.8	12.5%

Source: Bloomberg Financial Markets, via Stephens Inc.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

According to public sources, average industry volume expectations for the year ending December 31, 2014 are currently between 15.5 million and 16.5 million vehicles, which would be an increase of up to 6.5% from the industry volume for the year ended December 31, 2013. Following is information related to our new vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change		% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$4,989,185	$4,715,924	$273,261		5.8%
Gross profit	$289,603	$278,349	$11,254		4.0%
Unit sales	138,274	134,564	3,710		2.8%
Revenue per unit	$36,082	$35,046	$1,036		3.0%
Gross profit per unit	$2,094	$2,069	$25		1.2%
Gross profit as a % of revenue	5.8%	5.9%	(10	)bps

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$4,715,924	$4,088,098	$627,826		15.4%
Gross profit	$278,349	$261,359	$16,990		6.5%
Unit sales	134,564	117,072	17,492		14.9%
Revenue per unit	$35,046	$34,920	$126		0.4%
Gross profit per unit	$2,069	$2,232	$(163)		(7.3%)
Gross profit as a % of revenue	5.9%	6.4%	(50	)bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change		% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$4,954,737	$4,715,924	$238,813		5.1%
Gross profit	$287,394	$279,648	$7,746		2.8%
Unit sales	137,649	134,564	3,085		2.3%
Revenue per unit	$35,995	$35,046	$949		2.7%
Gross profit per unit	$2,088	$2,078	$10		0.5%
Gross profit as a % of revenue	5.8%	5.9%	(10	)bps

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$4,715,924	$4,088,098	$627,826		15.4%
Gross profit	$279,648	$261,022	$18,626		7.1%
Unit sales	134,564	117,072	17,492		14.9%
Revenue per unit	$35,046	$34,920	$126		0.4%
Gross profit per unit	$2,078	$2,230	$(152)		(6.8%)
Gross profit as a % of revenue	5.9%	6.4%	(50	)bps

The increase in new vehicle revenue for the year ended December 31, 2013 was driven by a 2.3% increase in our new unit sales volume and a 2.7% increase in our new vehicle price per unit as compared to the prior year.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our increase in new unit sales lagged the industry new unit sales volume increase of 7.6% compared to the prior year, due primarily to differences in brand mix between our dealership portfolio and the industry, particularly impacted by brands which we do not sell. Excluding fleet volume, our retail new vehicle volume growth increased 2.4% during the year ended December 31, 2013. The incremental unit sales volume contributed to additional F&I gross profit for the year ended December 31, 2013, discussed under the heading “Finance, Insurance and Other, Net (“F&I”)” below.

Our new unit volume increase for the year ended December 31, 2013 was led by our Ford and Audi dealerships, which experienced volume growth increases of 16.7% and 11.7%, respectively. Gross profit per new unit increased 0.5% during the year ended December 31, 2013, primarily due to increases in gross profit per new unit at many of our luxury brand stores, partially offset by declines in gross profit per new unit at a number of our mid-line import and domestic brand stores. Combined, our Ford and Audi dealerships contributed $4.1 million of additional new vehicle gross profit for the year ended December 31, 2013, accounting for 52.8% of the year-over-year increase.

Total gross profit dollars increased 2.8% during the year ended December 31, 2013. This increase is due primarily to a shift in brand mix towards our luxury dealerships, which experienced a 5.3% increase in new unit sales during the year ended December 31, 2013. Our luxury dealerships (which include Cadillac) typically experience higher gross profit margins than our mid-line import or domestic dealerships.

Implementation of our True Price® strategy was rolled out throughout the year ended December 31, 2013. True Price® provides consumers with market-based pricing to create transparency and limit negotiation. This strategy requires different processes to be followed in order to price our vehicles effectively to increase our retail vehicle unit volume and total gross profit. We believe that the initial transition to this new strategy contributed to lower retail vehicle unit sales volume and gross profit per unit (as compared to the industry results) in the first six months of 2013. Unit volume and gross profit per unit have since normalized to historical levels as the processes were more fully implemented in the second half of 2013.

Our luxury dealerships (which include Cadillac) experienced a 6.8% increase in new vehicle revenue in the year ended December 31, 2013, compared to the prior year, primarily due to a 5.3% increase in new unit sales volume. New vehicle gross profit increased 7.9% compared to the prior year, primarily due to new unit sales volume increases at our Audi, BMW and Lexus dealerships. Luxury store gross profit per new unit increased 2.5% overall during the year ended December 31, 2013, driven primarily by increases in gross profit per new unit at our Mercedes and Audi dealerships.

Our mid-line import dealerships experienced a 0.6% increase in new vehicle revenue during the year ended December 31, 2013 overcoming a 1.4% decline in new unit volume. The new vehicle revenue increase was driven primarily by new vehicle model mix and price levels at our Honda and Toyota/Scion dealerships, which experienced a 2.7% and 1.3% increase, respectively, in new vehicle revenue per unit in the year ended December 31, 2013. Gross profit decreased 8.9% during the year ended December 31, 2013 at our mid-line import dealerships, due in part to higher gross profit per unit in the year ended December 31, 2012 due to reduced inventory availability in our Japanese brands.

Excluding fleet sales, our domestic dealerships experienced a 9.8% increase in new retail vehicle revenue, a 4.1% increase in new retail vehicle gross profit and a 6.1% increase in new retail unit sales volume during the year ended December 31, 2013, compared to the prior year. New retail unit sales volume at our Ford dealerships increased 14.8%, driving a 17.8% increase in new retail vehicle revenue and a 14.4% increase in new retail vehicle

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

gross profit. Our General Motors (“GM”) dealerships (excluding Cadillac) experienced a 0.7% increase in new retail vehicle revenue in spite of a 3.5% decrease in new retail unit sales volume as a result of increased pricing that drove a 4.4% increase in revenue per unit. These GM dealerships experienced a 6.7% decrease in new retail vehicle gross profit, due to a 3.3% decrease in gross profit per new retail unit and a decrease in new vehicle unit sales volume. Including fleet sales, our domestic dealerships experienced a 9.3% increase in new vehicle revenue in the year ended December 31, 2013 due primarily to a 6.4% increase in unit sales volume. Total fleet revenue and unit sales volume was flat and fleet gross profit per unit decreased 9.2% compared to the prior year.

The increase in total new vehicle revenue for the year ended December 31, 2012 was primarily driven by a 14.9% increase in our new unit sales volume. Our new unit volume increase for the year ended December 31, 2012 was led by our Honda, Toyota/Scion, and Lexus dealerships, which combined to account for 78.7% of the increase compared to the prior year. Our major Japanese brands (Honda, Toyota/Scion and Lexus) suffered in the year ended December 31, 2011 as a result of inventory supply reductions caused by the impact of the earthquake, tsunami and severe flooding that struck Japan in March 2011. As production returned to normal levels in 2012, we saw these brands make significant contributions to our new unit sales growth. Gross profit per new unit decreased 6.8% during the year ended December 31, 2012, primarily due to declines in gross profit per new unit at our Honda and Toyota/Scion dealerships. Our Honda and Toyota/Scion dealerships experienced high gross profit per unit during the year ended December 31, 2011 due to lack of available inventory as a result of the natural disasters in Japan during 2011. As new vehicle inventory in these brands returned to normal levels in early 2012, gross profit per unit also returned to normal levels, resulting in the decrease in our gross profit per new unit during the year ended December 31, 2012, compared to the prior year.

Our luxury dealerships’ (including Cadillac) new vehicle revenue increased 13.0% primarily due to an 11.1% increase in new unit sales volume for the year ended December 31, 2012, compared to the prior year. New vehicle gross profit increased 8.4% due primarily to higher unit sales volume, compared to the year ended December 31, 2011. The increase in gross profit for the year ended December 31, 2012 was led by our Mercedes, Lexus and BMW dealerships, which combined to account for 72.0% of the increase in gross profit from our luxury dealerships.

For the year ended December 31, 2012, our mid-line import dealerships experienced a 27.6% increase in new unit sales volume, which resulted in a 27.8% increase in new vehicle revenue compared to the prior year. New vehicle inventory availability for our major Japanese brands (Honda and Toyota/Scion) has recovered from the effects of inventory supply reductions caused by the natural disasters in Japan during 2011, which was a primary contributor to the unit sales volume increases in 2012 discussed above. Mid-line import gross profit per new unit decreased 15.9% during the year ended December 31, 2012, however, as a result of increased new unit sales volume, total mid-line import new vehicle gross profit increased 7.3% for the year ended December 31, 2012, compared to the prior year.

Excluding fleet sales, our domestic dealerships experienced a 10.5% increase in new retail vehicle revenue, a 9.8% increase in new retail vehicle gross profit and a 7.8% increase in new retail unit sales volume during the year ended December 31, 2012, compared to the prior year. New retail unit sales volume at our Ford dealerships increased 14.5%, driving a 17.9% increase in new retail vehicle revenue and an 11.2% increase in new retail vehicle gross profit. Our General Motors dealerships (excluding Cadillac) experienced a 3.3% increase in new retail revenue, driven by a 1.3% increase in new retail unit sales and a 2.0% in new retail revenue per unit. These GM dealerships experienced an 8.3% increase in new retail gross profit. Including fleet sales, our domestic dealerships experienced a 0.4% increase in new vehicle revenue in the year ended December 31, 2012 driven by a 6.4% increase in new vehicle price per unit, partially offset by a 5.6% decrease new unit sales volume. Total fleet unit sales volume decreased by 30.3% compared to the prior year, partially offset by a 10.7% increase in price per unit, resulting in a decrease in total fleet revenue of 22.9%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit. Following is information related to our used vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change		% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$2,176,034	$2,053,477	$122,557		6.0%
Gross profit	$150,400	$143,454	$6,946		4.8%
Unit sales	107,054	102,556	4,498		4.4%
Revenue per unit	$20,327	$20,023	$304		1.5%
Gross profit per unit	$1,405	$1,399	$6		0.4%
Gross profit as a % of revenue	6.9%	7.0%	(10	)bps

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$2,053,477	$1,930,852	$122,625		6.4%
Gross profit	$143,454	$139,858	$3,596		2.6%
Unit sales	102,556	96,355	6,201		6.4%
Revenue per unit	$20,023	$20,039	$(16)		(0.1%)
Gross profit per unit	$1,399	$1,451	$(52)		(3.6%)
Gross profit as a % of revenue	7.0%	7.2%	(20	)bps

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change		% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$2,157,213	$2,053,477	$103,736		5.1%
Gross profit	$148,683	$143,759	$4,924		3.4%
Unit sales	106,397	102,556	3,841		3.7%
Revenue per unit	$20,275	$20,023	$252		1.3%
Gross profit per unit	$1,397	$1,402	$(5)		(0.4%)
Gross profit as a % of revenue	6.9%	7.0%	(10	)bps

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$2,053,477	$1,930,852	$122,625		6.4%
Gross profit	$143,759	$140,034	$3,725		2.7%
Unit sales	102,556	96,355	6,201		6.4%
Revenue per unit	$20,023	$20,039	$(16)		(0.1%)
Gross profit per unit	$1,402	$1,453	$(51)		(3.5%)
Gross profit as a % of revenue	7.0%	7.3%	(30	)bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the years ended December 31, 2013 and 2012, our used vehicle revenue, gross profit and unit volume increased compared to the respective prior years, primarily due to the continued implementation of our standardized used vehicle merchandising process. We believe this process allows us to purchase and price our used vehicles more competitively and market them more effectively than our competition, resulting in higher unit sales volume, overall revenue and overall gross profit levels.

During 2013, we implemented our True Price® strategy, which provides consumers with market-based pricing to increase transparency and limit negotiation. This strategy requires different processes to be followed in order to price our vehicles to increase our used vehicle unit volume and total gross profit. We believe that the initial transition to this new strategy contributed to lower used vehicle unit sales volume and gross profit per unit (as compared to the industry results) in the first six months of 2013. Unit volume and gross profit per unit have since normalized as the processes were more fully implemented in the second half of 2013.

Wholesale Vehicles

Wholesale vehicle revenues are highly correlated with new and used vehicle retail sales and the associated trade-in volume. Wholesale revenues are also significantly affected by our corporate inventory management policies, which are designed to optimize our total used vehicle inventory. Following is information related to wholesale vehicle sales:

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change		% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$175,328	$183,326	$(7,998)		(4.4%)
Gross profit (loss)	$(7,931)	$(5,975)	$(1,956)		(32.7%)
Unit sales	29,961	31,188	(1,227)		(3.9%)
Revenue per unit	$5,852	$5,878	$(26)		(0.4%)
Gross profit (loss) per unit	$(265)	$(192)	$(73)		(38.0%)
Gross profit (loss) as a % of revenue	(4.5%)	(3.3%)	(120	)bps

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$183,326	$167,075	$16,251		9.7%
Gross profit (loss)	$(5,975)	$(5,206)	$(769)		(14.8%)
Unit sales	31,188	25,180	6,008		23.9%
Revenue per unit	$5,878	$6,635	$(757)		(11.4%)
Gross profit (loss) per unit	$(192)	$(207)	$15		7.2%
Gross profit (loss) as a % of revenue	(3.3%)	(3.1%)	(20	)bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change		% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$173,612	$183,325	$(9,713)		(5.3%)
Gross profit (loss)	$(7,830)	$(5,976)	$(1,854)		(31.0%)
Unit sales	29,785	31,188	(1,403)		(4.5%)
Revenue per unit	$5,829	$5,878	$(49)		(0.8%)
Gross profit (loss) per unit	$(263)	$(192)	$(71)		(37.0%)
Gross profit (loss) as a % of revenue	(4.5%)	(3.3%)	(120	)bps

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$183,325	$167,076	$16,249		9.7%
Gross profit (loss)	$(5,976)	$(5,205)	$(771)		(14.8%)
Unit sales	31,188	25,180	6,008		23.9%
Revenue per unit	$5,878	$6,635	$(757)		(11.4%)
Gross profit (loss) per unit	$(192)	$(207)	$15		7.2%
Gross profit (loss) as a % of revenue	(3.3%)	(3.1%)	(20	)bps

For the year ended December 31, 2013, wholesale revenue and unit sales volume decreased as a result of improvements in our used vehicle inventory management process. Overall wholesale gross loss increased due primarily to a 37.0% increase in gross loss per unit due primarily to changes in auction prices and vehicle model mix. For the year ended December 31, 2012, there was an increase in wholesale revenue and wholesale unit sales, as well as a decrease in wholesale gross loss per unit, compared to the prior year. Wholesale gross loss increased primarily as a result of the increased gross loss per unit, due primarily to a shift in the mix of wholesaled vehicles and significant increases in new and used retail vehicle unit volumes. These higher retail volumes generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Wholesale gross loss at this level is acceptable to us as a necessary result of higher new and used retail volume, which drives additional gross profit in excess of these wholesale losses. See previous heading, “Used Vehicles,” for further discussion.

Parts, Service and Collision Repair (“Fixed Operations”)

Parts and service revenue consists of customer requested parts and service orders (“customer pay”), warranty repairs, wholesale parts and collision repairs. Parts and service revenue is driven by the mix of warranty repairs versus customer pay repairs, available service capacity, vehicle quality, manufacturer recalls, customer loyalty and manufacturer warranty programs.

We believe that over time, vehicle quality will improve, but vehicle complexity and the associated demand for repairs at franchised dealerships will offset any revenue lost from improvement in vehicle quality. We also believe that over the long-term we have the ability to continue to add service capacity and increase revenues. Manufacturers continue to extend new vehicle warranty periods and have also begun to include regular maintenance items in the warranty coverage. These factors, over the long-term, combined with the extended manufacturer warranties on certified pre-owned vehicles, should facilitate long-term growth in our service and parts business. Barriers to long-term growth may include reductions in the rate paid by manufacturers to dealers for warranty work performed, as well as the improved quality of vehicles that may affect the level and frequency of future warranty related revenues.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is information related to our Fixed Operations:

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change		% Change
	(In thousands)
Reported:
Revenue
Customer pay	$546,695	$525,674	$21,021		4.0%
Warranty	188,061	167,964	20,097		12.0%
Wholesale parts	169,338	153,827	15,511		10.1%
Internal, sublet and other	326,084	314,854	11,230		3.6%

Total	$1,230,178	$1,162,319	$67,859		5.8%

Gross profit
Customer pay	$300,800	$289,427	$11,373		3.9%
Warranty	101,351	88,287	13,064		14.8%
Wholesale parts	31,242	29,494	1,748		5.9%
Internal, sublet and other	163,699	161,695	2,004		1.2%

Total	$597,092	$568,903	$28,189		5.0%

Gross profit as a % of revenue
Customer pay	55.0%	55.1%	(10	)bps
Warranty	53.9%	52.6%	130	bps
Wholesale parts	18.4%	19.2%	(80	)bps
Internal, sublet and other	50.2%	51.4%	(120	)bps

Total	48.5%	48.9%	(40	)bps

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands)
Reported:
Revenue
Customer pay	$525,674	$505,960	$19,714		3.9%
Warranty	167,964	178,416	(10,452)		(5.9%)
Wholesale parts	153,827	144,783	9,044		6.2%
Internal, sublet and other	314,854	296,513	18,341		6.2%

Total	$1,162,319	$1,125,672	$36,647		3.3%

Gross profit
Customer pay	$289,427	$279,956	$9,471		3.4%
Warranty	88,287	94,167	(5,880)		(6.2%)
Wholesale parts	29,494	28,747	747		2.6%
Internal, sublet and other	161,695	150,621	11,074		7.4%

Total	$568,903	$553,491	$15,412		2.8%

Gross profit as a % of revenue
Customer pay	55.1%	55.3%	(20	)bps
Warranty	52.6%	52.8%	(20	)bps
Wholesale parts	19.2%	19.9%	(70	)bps
Internal, sublet and other	51.4%	50.8%	60	bps

Total	48.9%	49.2%	(30	)bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change		% Change
	(In thousands)
Same Store:
Revenue
Customer pay	$539,331	$525,674	$13,657		2.6%
Warranty	185,864	167,964	17,900		10.7%
Wholesale parts	167,452	153,827	13,625		8.9%
Internal, sublet and other	323,543	314,854	8,689		2.8%

Total	$1,216,190	$1,162,319	$53,871		4.6%

Gross profit
Customer pay	$296,956	$289,427	$7,529		2.6%
Warranty	100,574	88,287	12,287		13.9%
Wholesale parts	30,766	29,494	1,272		4.3%
Internal, sublet and other	161,629	160,764	865		0.5%

Total	$589,925	$567,972	$21,953		3.9%

Gross profit as a % of revenue
Customer pay	55.1%	55.1%	0	bps
Warranty	54.1%	52.6%	150	bps
Wholesale parts	18.4%	19.2%	(80	)bps
Internal, sublet and other	50.0%	51.1%	(110	)bps

Total	48.5%	48.9%	(40	)bps

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands)
Same Store:
Revenue
Customer pay	$525,674	$505,960	$19,714		3.9%
Warranty	167,964	178,416	(10,452)		(5.9%)
Wholesale parts	153,827	144,783	9,044		6.2%
Internal, sublet and other	314,854	296,513	18,341		6.2%

Total	$1,162,319	$1,125,672	$36,647		3.3%

Gross profit
Customer pay	$289,427	$279,956	$9,471		3.4%
Warranty	88,287	94,167	(5,880)		(6.2%)
Wholesale parts	29,494	28,747	747		2.6%
Internal, sublet and other	160,764	148,702	12,062		8.1%

Total	$567,972	$551,572	$16,400		3.0%

Gross profit as a % of revenue
Customer pay	55.1%	55.3%	(20	)bps
Warranty	52.6%	52.8%	(20	)bps
Wholesale parts	19.2%	19.9%	(70	)bps
Internal, sublet and other	51.1%	50.2%	90	bps

Total	48.9%	49.0%	(10	)bps

Overall Fixed Operations customer pay revenue increased 2.6% in the year ended December 31, 2013, compared to the prior year. Warranty revenue increased 10.7% during the year ended December 31, 2013, as

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to the prior year, led by increases in warranty activity at our Audi, BMW, Honda and Toyota dealerships. Used vehicle reconditioning revenue increased 2.7% and wholesale parts revenue increased 8.9%, contributing to the year-over-year improvement. Fixed Operations customer pay revenue at our domestic dealerships decreased 1.4% and increased 2.8% and 4.0% at our mid-line import and luxury dealerships, respectively, compared to the prior year.

Overall Fixed Operations customer pay revenue increased 3.9% in the year ended December 31, 2012, compared to the prior year. Warranty revenue decreased 5.9% during the year ended December 31, 2012, as compared to the prior year, primarily driven by decreases in warranty activity at our Lexus and Toyota dealerships. Used vehicle reconditioning revenue increased 6.3% and wholesale parts revenue increased 6.2%, contributing to the year-over-year improvement. For the year ended December 31, 2012, our mid-line import dealerships experienced a fixed operations customer pay decrease of 0.2% and our domestic and luxury dealerships experienced increases of 2.3% and 5.8%, respectively.

For the year ended December 31, 2013, an increase in Fixed Operations revenue contributed approximately $26.1 million in gross profit increase, partially offset by a $4.1 million decrease in gross profit due to a 40 basis point decline in the gross margin rate due primarily to a shift in revenue mix away from higher margin customer pay to lower margin sublet sales compared to the prior year.

For the year ended December 31, 2012, an increase in Fixed Operations revenue contributed approximately $17.9 million in gross profit increase, partially offset by a $1.5 million decrease in gross profit due to a 10 basis point decline in the gross margin rate due primarily to a shift in revenue mix away from higher margin warranty sales to lower margin wholesale parts sales and declines in customer pay and wholesale parts margin rates compared to the prior year.

Finance, Insurance and Other, Net (“F&I”)

Finance, insurance and other net revenues include commissions for arranging vehicle financing and insurance, sales of extended warranties, manufacturer and third-party extended service contracts for vehicles and other aftermarket products. In connection with vehicle financing, extended warranties, service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

F&I revenues are driven by the level of new and used vehicle unit sales, manufacturer financing or leasing incentives and our F&I penetration rate. The F&I penetration rate represents the number of finance contracts, extended warranties and service contracts, other aftermarket products or insurance contracts that we are able to originate per vehicle sold, expressed as a percentage. Our extended service contract penetration rates increased 260 basis points, to 31.0%, while our finance penetration rates decreased 60 basis points, to 71.1%, for the year ended December 31, 2013. Our aftermarket product penetration rate increased 430 basis points, to 124.5%, for the year ended December 31, 2013, meaning that we sold more than one aftermarket product per vehicle, on average, in the years ended December 31, 2013 and 2012. Our finance penetration rates increased 170 basis points, to 71.6%, and our extended service contract penetration rates increased 260 basis points, to 28.4%, for the year ended December 31, 2012. Further, the aftermarket product penetration rate increased 890 basis points, to 120.2%, for the year ended December 31, 2012. Penetration rates were positively impacted by a strengthening economy and increasing consumer confidence, combined with continued positive results from the effective roll-out of our F&I playbook.

Following is information related to F&I:

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$272,443	$250,422	$22,021	8.8%
Gross profit per retail unit (excludes fleet)	$1,138	$1,083	$55	5.1%

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$250,422	$209,109	$41,313	19.8%
Gross profit per retail unit (excludes fleet)	$1,083	$1,020	$63	6.2%

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$270,708	$249,779	$20,929	8.4%
Gross profit per retail unit (excludes fleet)	$1,137	$1,080	$57	5.3%

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$249,779	$207,720	$42,059	20.2%
Gross profit per retail unit (excludes fleet)	$1,080	$1,014	$66	6.5%

F&I revenues increased during the year ended December 31, 2013 compared to the prior year, primarily due to an increase in total F&I revenue per unit of 5.3% and a 3.0% increase in total new and used retail (excluding fleet) unit volume in the year ended December 31, 2013. Finance contract gross profit improved 9.6% for the year ended December 31, 2013, due primarily to the 3.0% increase in retail unit volume and a 7.2% increase in gross profit per finance contract. Finance contract gross profit may be under pressure if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Compared to the year ended December 31, 2012, service contract revenue increased 10.8% and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

aftermarket contract revenue increased 5.0% in the year ended December 31, 2013, and total service contract volume increased 12.3% and aftermarket contract volume increased 6.7%.

F&I revenues increased during the year ended December 31, 2012 compared to the prior year primarily due to a 12.8% increase in total new and used retail (excluding fleet) unit volume. F&I gross profit per retail unit increased 6.5% in the year ended December 31, 2012, primarily due to improved penetration. Finance contract gross profit improved 17.2% for the year ended December 31, 2012, due to the 12.8% increase in unit volume and an increase in the finance contract penetration rate of 170 basis points. Compared to the year ended December 31, 2011, service contract revenue increased 25.5%, aftermarket contract revenue increased 22.5%, total service contract volume increased 24.0% and aftermarket contract volume increased 21.8%.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a modest salary plus commission and support personnel who are paid a fixed salary. Commissions paid to dealership personnel typically vary depending on gross profits realized. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expenses vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Other expense includes various fixed and variable expenses, including certain customer-related costs, insurance, training, legal and IT expenses. Although not completely correlated, we believe the best way to measure SG&A expenses are as a percentage of gross profit.

Following is information related to our SG&A expenses:

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change		% Change
	(In thousands)
Compensation	$601,495	$566,886	$(34,609)		(6.1%)
Advertising	56,609	50,349	(6,260)		(12.4%)
Rent	73,976	76,484	2,508		3.3%
Other	271,045	255,307	(15,738)		(6.2%)

Total	$1,003,125	$949,026	$(54,099)		(5.7%)

SG&A expenses as a % of gross profit
Compensation	46.2%	45.9%	(30	)bps
Advertising	4.3%	4.1%	(20	)bps
Rent	5.7%	6.2%	50	bps
Other	20.9%	20.6%	(30	)bps

Total	77.1%	76.8%	(30	)bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change		% Change
	(In thousands)
Compensation	$566,886	$527,146	$(39,740)		(7.5%)
Advertising	50,349	49,128	(1,221)		(2.5%)
Rent	76,484	83,829	7,345		8.8%
Other	255,307	239,321	(15,986)		(6.7%)

Total	$949,026	$899,424	$(49,602)		(5.5%)

SG&A expenses as a % of gross profit
Compensation	45.9%	45.5%	(40	)bps
Advertising	4.1%	4.2%	10	bps
Rent	6.2%	7.2%	100	bps
Other	20.6%	20.7%	10	bps

Total	76.8%	77.6%	80	bps

Overall SG&A expense dollars increased in the year ended December 31, 2013 compared to the prior year, primarily due to increases in unit sales volume driving higher variable compensation costs and other SG&A expenses. Overall SG&A expense as a percentage of gross profit increased by 30 basis points from the prior year, driven primarily by higher levels of compensation and advertising spending, as discussed below.

Compensation costs as a percentage of gross profit increased 30 basis points for the year ended December 31, 2013, primarily due to increases in fixed compensation headcount and sales compensation expense, driven by higher sales commissions associated with higher unit sales volume compared to the prior year.

Compared to the year ended December 31, 2012, total advertising expense in the year ended December 31, 2013 increased in dollar amount and as a percentage of gross profit as a result of our retail advertising strategy to increase traffic and sales activity at our dealerships.

For the year ended December 31, 2013, rent expense decreased in dollar amount and as a percentage of gross profit compared to the prior year, primarily due to the higher gross profit levels and the purchase of certain properties that were previously leased.

Other SG&A expenses increased in the year ended December 31, 2013, compared to the prior year, primarily due to customer related costs as a result of the higher level of sales activity, IT spending and increased services by outside contractors.

Included in total SG&A expenses are certain costs related to our recently announced stand-alone pre-owned and customer experience initiatives, which combined to increase SG&A expenses by 110 basis points as a percentage of gross profit for the year ended December 31, 2013. In addition, SG&A expenses include certain costs related to the remediation of internal control deficiencies identified as of December 31, 2012, which increased SG&A expenses by 40 basis points as a percentage of gross profit for the year ended December 31, 2013. Please see “Item 9A: Controls and Procedures,” for further discussion of our internal control remediation efforts. Excluding the combined effect of these initiatives, SG&A as a percentage of gross profit would have decreased by 120 basis points for the year ended December 31, 2013, compared to the prior year.

Overall SG&A expense dollars increased in the year ended December 31, 2012 compared to the prior year, due to increases in revenue, gross profit and unit sales volume driving higher variable compensation costs and

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

other SG&A expenses. Overall SG&A expense as a percentage of gross profit decreased by 80 basis points compared to the prior year, driven primarily by our ability to leverage our fixed costs (primarily fixed compensation and rent) with higher gross profit dollars.

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

Compared to the year ended December 31, 2011, total advertising expense in the year ended December 31, 2012 increased in dollar amount as a result of efforts to increase traffic and sales activity, but decreased as a percentage of gross profit as a result of higher gross profit levels.

For the year ended December 31, 2012, rent expense decreased in dollar amount and as a percentage of gross profit compared to the prior year, primarily due to higher gross profit levels and the purchase of certain properties that were previously leased, in addition to the write-off of favorable lease assets during the year ended December 31, 2011.

Other SG&A expenses increased in the year ended December 31, 2012, compared to the prior year, primarily due to customer related costs as a result of the higher level of sales activity, IT spending, increased services by outside contractors, and training costs.

Impairment Charges

Impairment charges increased $9.4 million for the year ended December 31, 2013 due to approximately $9.3 million of property and equipment impairment charges related to land and buildings held for sale, the abandonment of construction projects and our estimate that certain dealerships would not be able to recover recorded property and equipment asset balances, in addition to a $0.6 million franchise asset impairment charge recorded in the year ended December 31, 2013. Impairment charges increased $0.2 million for the year ended December 31, 2012 compared to the prior year, and consisted of property and equipment impairment charges related to the abandonment of certain construction projects.

Depreciation and Amortization

Depreciation expense increased $8.7 million, or 19.3%, in the year ended December 31, 2013, compared to prior year, and $5.8 million, or 14.8%, in the year ended December 31, 2012, compared to the prior year. The increases were primarily related to continuing operations net additions to gross property and equipment (excluding land and construction in progress) of approximately $118.9 million and $56.3 million in the years ended December 31, 2013 and 2012, respectively.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $2.6 million, or 15.0%, for the year ended December 31, 2013, compared to the prior year. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $213.1 million in the year ended December 31, 2013, resulting in an increase in new vehicle floor plan interest expense of approximately $4.3 million compared to the prior year. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.86% for the year ended December 31, 2013, compared to 2.02% for the year ended December 31, 2012, which resulted in a decrease in interest expense of approximately $1.7 million, partially offsetting the increase due to higher average floor plan notes payable balances discussed above.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense, floor plan for used vehicles incurred by continuing operations decreased approximately $0.1 million, or 4.9%, for the year ended December 31, 2013, compared to the prior year. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $6.6 million in the year ended December 31, 2013, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.2 million compared to the prior year. The average used vehicle floor plan interest rate incurred by continuing dealerships was 2.78% for the year ended December 31, 2013, compared to 2.68% for the year ended December 31, 2012, which resulted in an increase in interest expense of approximately $0.1 million, partially offsetting the decrease due to lower average floor plan notes payable balances discussed above.

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

Interest Expense, Other, Net

Interest expense, other, net, is summarized in the schedule below:

	Year Ended December 31,		Better / (Worse)
	2013	2012	Change	% Change
	(In thousands)
Stated/coupon interest	$43,464	$42,081	$(1,383)	(3.3%)
Discount/premium amortization	197	3,229	3,032	93.9%
Deferred loan cost amortization	2,642	2,868	226	7.9%
Cash flow swap interest	10,874	12,697	1,823	14.4%
Interest allocated to discontinued operations	—	(656)	(656)	(100.0%)
Capitalized interest	(2,484)	(1,198)	1,286	107.3%
Other interest	792	1,069	277	25.9%

Total	$55,485	$60,090	$4,605	7.7%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,		Better / (Worse)
	2012	2011	Change	% Change
	(In thousands)
Stated/coupon interest	$42,081	$41,482	$(599)	(1.4%)
Discount/premium amortization	3,229	5,660	2,431	43.0%
Deferred loan cost amortization	2,868	3,725	857	23.0%
Cash flow swap interest	12,697	18,492	5,795	31.3%
Interest allocated to discontinued operations	(656)	(1,230)	(574)	(46.7%)
Capitalized interest	(1,198)	(2,290)	(1,092)	(47.7%)
Other interest	1,069	1,018	(51)	(5.0%)

Total	$60,090	$66,857	$6,767	10.1%

Interest expense, other, net, decreased approximately $4.6 million for the year ended December 31, 2013, compared to the prior year. The decrease was primarily due to a $3.0 million reduction in discount/premium amortization (as a result of the extinguishment of debt) and the expiration of several interest rate cash flow swaps (“cash flow swaps”) that were replaced with cash flow swaps at a lower fixed rate, resulting in a $1.8 million decrease in cash flow swap interest.

Interest expense, other, net, decreased approximately $6.8 million for the year ended December 31, 2012, compared to the prior year. The decrease was primarily due to the expiration of several cash flow swaps that were replaced with cash flow swaps at a lower fixed rate, resulting in a $5.8 million decrease in cash flow swap interest. In addition, there was a $2.4 million reduction in discount/premium amortization (as a result of the extinguishment of debt), offset partially by a $1.1 million decrease in the amount of capitalized interest related to construction projects.

Other Income (Expense), Net

Other income (expense), net, was an expense of approximately $28.1 million, $19.6 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. We recorded a loss on extinguishment of debt of approximately $28.2 million in the year ended December 31, 2013, related to the retirement of the 9.0% Notes. We recorded a loss extinguishment of debt of approximately $19.7 million in the year ended December 31, 2012, related to the extinguishment of the 5.0% Convertible Senior Notes due 2029 (the “5.0% Convertible Notes”). During the year ended December 31, 2011, we recorded a loss on extinguishment of debt of approximately $1.1 million, related to the retirement of $17.4 million and $42.9 million in aggregate principal amount of the 5.0% Convertible Notes and 8.625% Senior Subordinated Notes due 2013 (the “8.625% Notes”), respectively. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion.

Provision for Income Taxes

The effective tax rate from continuing operations was 34.4%, 35.4% and 38.8% for the years ended December 31, 2013, 2012 and 2011, respectively. The effective tax rate for the years ended December 31, 2013 and 2012 was lower compared to the respective prior years, primarily due to the favorable resolution of previously outstanding tax matters during the years ended December 31, 2013 and 2012. Our effective tax rate varies from year to year based on the distribution of taxable income between states in which we operate and other tax adjustments. We expect the effective tax rate in future periods to fall within a range of 38.0% to 40.0% before the impact, if any, of changes in valuation allowances related to deferred income tax assets or unusual discrete tax adjustments.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

The pre-tax losses from discontinued operations and the sale of dealerships were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income (loss) from operations	$(978)	$(9,946)	$(8,593)
Gain (loss) on disposal	(457)	10,265	(386)
Lease exit accrual adjustments and charges	(2,582)	(4,293)	(171)
Property impairment charges	—	(510)	(951)

Pre-tax income (loss)	$(4,017)	$(4,484)	$(10,101)

Total revenues	$—	$182,884	$350,369

The loss from discontinued operations continued to decline, primarily due to the disposition of under-performing dealerships in 2012 which incurred significant operating losses in the years ended December 31, 2012 and 2011 prior to their disposal. A gain of approximately $10.3 million was recorded on the disposition of these ten dealerships during the year ended December 31, 2012.

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

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations and require the most subjective and complex judgments. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements for additional discussion regarding our critical accounting policies and estimates.

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

In the event a customer terminates a financing, insurance or extended service contract prior to the original termination date, we may be required to return a portion of the commission revenue originally recorded to the third party provider (“chargebacks”). The commission revenue for the sale of these products and services is recorded net of estimated chargebacks at the time of sale. Our estimate of future chargebacks is established based on our historical chargeback rates, termination provisions of the applicable contracts and industry data. While chargeback rates vary depending on the type of contract sold, a 100 basis point change in the estimated chargeback rates used in determining our estimates of future chargebacks would have changed our estimated reserve for chargebacks at December 31, 2013 by approximately $1.0 million. Our estimate of chargebacks (approximately $14.9 million as of December 31, 2013) is influenced by early contract termination events such

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as vehicle repossessions, refinancings and early pay-offs. If these factors negatively change, the resulting impact would affect our future estimate for chargebacks and could have a material adverse impact on our operations, financial position and cash flows. Our actual chargeback experience has not been materially different from our recorded estimates.

Goodwill and Franchise Assets

In accordance with “Intangibles — Goodwill and Other,” in the ASC, we test goodwill for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. Even though the ASC allows companies to assess qualitative factors to determine whether goodwill is impaired, we believe that it is prudent to conduct a quantitative step one assessment at least every three years, or as circumstances require. For our annual impairment assessment as of October 1, 2013, we elected to perform a quantitative step-one assessment.

We utilized a Discounted Cash Flows (“DCF”) model to estimate Sonic’s enterprise value. The significant assumptions in our DCF model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. To the extent the reporting unit’s earnings decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require us to conduct the second step of the impairment test described under the heading “Goodwill,” in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements. In projecting our reporting unit’s earnings, we develop many assumptions which include, but are not limited to, revenue growth, internal revenue enhancement initiatives, cost control initiatives, internal investment programs (such as training, technology and infrastructure) and inventory floor plan borrowing rates. Our expectation of revenue growth is in part driven by our expectation of the new vehicle SAAR. The estimate of the industry SAAR in future periods is the basis of our assumptions related to new vehicle unit sales volumes in our DCF model because we believe the historic and projected SAAR level is the best indicator of growth or contraction in the retail automotive industry. The level of SAAR assumed in our projection of earnings for 2014 was approximately 15.5 million units with a step-up to 16.0 million units for the next few years.

Based on the results of our step-one test as of October 1, 2013, Sonic’s fair value exceeds its carrying value. Our DCF model is dependent on the assumptions used and is sensitive to changes in those assumptions. In order to determine the effects of changes in our assumptions on our DCF model, and consequently our goodwill valuation, we ran multiple scenarios adjusting our assumed earnings before interest and taxes (“EBIT”) growth factors and weighted average cost of capital assumptions. In the event the weighted average cost of capital increased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2013 would change by approximately $177.0 million. Although we assumed a 2.0% EBIT growth factor in our model, in the event residual EBIT is flat, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2013 would change by approximately $246.1 million. In the event residual EBIT is flat and the weighted average cost of capital increased by 100 basis points, assuming all other factors remain the same, the calculated fair value estimate as of October 1, 2013 would change by approximately $370.3 million. Based on our DCF model, none of the scenarios tested, if realized, would have resulted in lowering the fair value of the reporting unit below the reporting unit’s carrying value. As such, we were not required to complete step-two of the impairment evaluation according to “Intangibles — Goodwill and Other,” in the ASC. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the accompanying Consolidated Financial Statements for further discussion. The carrying value of our goodwill totaled approximately $476.3 million at December 31, 2013.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with “Intangibles — Goodwill and Other,” in the ASC, we evaluate franchise assets for impairment annually or more frequently if indicators of impairment exist. We estimate the value of our franchise assets using a DCF model. The DCF model used contains inherent uncertainties, including significant estimates and assumptions related to growth rates, projected earnings and cost of capital. We are subject to financial risk to the extent that our franchise assets become impaired due to deterioration of the underlying businesses. The risk of a franchise asset impairment loss may increase to the extent the underlying businesses’ earnings or projected earnings decline. As a result of our impairment testing for the year ended December 31, 2013, a $0.6 million impairment charge was recorded in impairment charges in the accompanying Consolidated Statements of Income. The carrying value of our franchise assets totaled approximately $79.5 million at December 31, 2013, and is included in other intangible assets, net, in the accompanying Consolidated Balance Sheets.

Insurance Reserves

We have various high deductible retention and insurance policies that require us to make estimates in determining the ultimate liability we may incur for claims arising under these policies. We accrue for insurance reserves throughout the year based on current information available. As of December 31, 2013, we estimated the ultimate liability under these programs to be between $22.5 million and $24.8 million, and had approximately $23.6 million reserved for such programs. Changes in significant assumptions used in the development of the ultimate liability for these programs could have a material impact on the level of reserves, our operating results, financial position and cash flows. These significant assumptions would include the volume of claims, medical cost trends, claims handling and reporting patterns, historical claims experience, the effect of related court rulings and current or projected changes in state laws. From a sensitivity analysis perspective, it is difficult to quantify the effect of changes in any of these significant assumptions with the exception of the volume of claims. We believe a 10% change in the volume of claims would have a proportional effect on our reserves. Our actual loss experience has not been materially different from our recorded estimates.

Lease Exit Accruals

The majority of our dealership properties are leased under long-term operating lease arrangements. When leased properties are no longer utilized in operations, we record lease exit accruals. These situations could include the relocation of an existing facility or the sale of a dealership where the buyer will not be subleasing the property for either the remaining term of the lease or for an amount equal to our obligation under the lease, or in situations where a store is closed as a result of the associated franchise being terminated by the manufacturer and no other operations continue on the leased property. The lease exit accruals represent the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy lease commitments to the landlords. As of December 31, 2013, we had $27.2 million accrued for lease exit costs. In addition, based on the terms and conditions negotiated in the sale of dealerships in the future, additional accruals may be necessary if the purchaser of the dealership does not assume any associated lease, or we are unable to negotiate a sublease with the buyer of the dealership on terms that are identical to or better than those associated with the original lease.

Legal Proceedings

We are involved, and expect to continue to be involved, in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes and actions brought by governmental authorities. As of December 31, 2013, we had accrued approximately $1.2 million in legal reserves. Although we vigorously defend ourselves in all legal and administrative proceedings, the outcomes of pending and future proceedings arising out of the conduct of our business, including litigation with customers, employment related lawsuits, contractual disputes, class actions, purported class actions and actions brought by governmental authorities, cannot be predicted with certainty.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Classification of Dealerships in Continuing and Discontinued Operations

We classify the results from operations of our continuing and discontinued operations in our Consolidated Statements of Income based on the provisions of “Presentation of Financial Statements” in the ASC. Many of these provisions involve judgment in determining whether a dealership will be reported as continuing or discontinued operations. Such judgments include whether a dealership will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods we determine that a dealership should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income will be reclassified in order to reflect that classification. At December 31, 2013, there were no dealerships classified as held for sale.

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

At December 31, 2013, there was approximately $7.8 million in reserves that we have provided for these matters (including estimates related to possible interest and penalties) included in accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The effects on our financial statements of income tax uncertainties are discussed in Note 7, “Income Taxes,” to the accompanying Consolidated Financial Statements.

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

As of December 31, 2013 and 2012, we had a valuation allowance recorded totaling approximately $6.8 million and $6.3 million, respectively, related to certain state net operating loss carryforwards because we concluded it was likely that we would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that amended the reporting requirements for amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2012. See Note 13, “Accumulated Other Comprehensive Income (Loss),” to the accompanying Consolidated Financial Statements for the impact of this accounting standard update on our required disclosures.

In July 2013, the FASB issued an accounting standard update to reduce the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this accounting standard update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). We were already in compliance with this accounting standard and do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

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

During the year ended December 31, 2013, we issued $300.0 million in aggregate principal amount of 5.0% Notes and repurchased all of our outstanding 9.0% Notes. See Note 6, “Long-Term Debt,” to the accompanying

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Financial Statements for further discussion of the 5.0% Notes and 9.0% Notes. As a result of these refinancing and repurchase activities, other than principal payments due on mortgage notes and certain term notes, we do not have another significant non-floor plan debt maturity until the maturity of the 2011 Credit Facilities in 2016 and the maturity of the aggregate principal amount outstanding of the 7.0% Notes in 2022.

In the year ended December 31, 2013, our operational performance continued to rebound as the economy and the automotive retail industry environment improved coming out of the economic crisis that began in the fourth quarter ended December 31, 2008. According to public sources, average industry expectations for new vehicle SAAR in the year ending December 31, 2014 are between 15.5 million and 16.5 million vehicles which, if realized, would be an increase of up to 6.5% from the new vehicle SAAR in the year ended December 31, 2013. We believe our current capital structure and the expected results of our operating activities will enable us to continue to service our liquidity requirements during the year ending December 31, 2014.

During the fourth quarter of 2012, we entered into a program with one of our manufacturer-affiliated finance companies wherein we maintain a deposit balance with the lender that earns interest based on the lowest interest rate charged on new vehicle floor plan balances held with the lender. This deposit balance is not designated as a pre-payment of notes payable — floor plan, nor is it our intent to use this amount to offset amounts owed under notes payable — floor plan in the future, although we have the right and ability to do so. The deposit balance of $65.0 million and $60.0 million as of December 31, 2013 and 2012, respectively, is classified in other current assets in the accompanying Consolidated Balance Sheets, because there are restrictions on our availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Consolidated Statements of Income. For the years ended December 31, 2013 and 2012, the reduction in interest expense, floor plan, was approximately $1.0 million and $0.3 million, respectively.

Long-Term Debt and Credit Facilities

2011 Credit Facilities

Our 2011 Credit Facilities, which are scheduled to mature on August 15, 2016, consist of the 2011 Revolving Credit Facility and the 2011 Floor Plan Facilities. Availability under the 2011 Revolving Credit Facility is calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Revolving Credit Facility may be increased at our option to $225.0 million upon satisfaction of certain conditions.

Based on balances as of December 31, 2013, the 2011 Revolving Borrowing Base was approximately $158.0 million. We had no outstanding borrowings as of December 31, 2013 and $32.0 million in outstanding letters of credit under the 2011 Revolving Credit Facility, resulting in total borrowing availability of $126.0 million under the 2011 Revolving Credit Facility based on balances as of December 31, 2013.

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

The 2011 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility, subject to a borrowing base (the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“2011 Used Vehicle Floor Plan Facility”), in a combined amount up to $605.0 million. We may, under certain conditions, request an increase in the 2011 Floor Plan Facilities of up to $175.0 million, which shall be allocated between the 2011 New Vehicle Floor Plan Facility and the 2011 Used Vehicle Floor Plan Facility as we request, with no more than 15% of the aggregate commitments allocated to the commitments under the 2011 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2011 Floor Plan Facilities are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries. The amounts outstanding under the 2011 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

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

9.0% Notes

During the year ended December 31, 2013, we repurchased all of our outstanding unsecured senior subordinated 9.0% Notes using net proceeds from the issuance of the 5.0% Notes (discussed below). We paid approximately $237.2 million in cash, including accrued and unpaid interest, to extinguish the 9.0% Notes and recognized a loss of approximately $28.2 million on the repurchase of the 9.0% Notes, recorded in other income (expense), net. In addition to the loss on debt extinguishment, we incurred a charge of approximately $0.8 million recorded in interest expense, other, net, related to the incremental interest incurred while both the 9.0% Notes and the 5.0% Notes were outstanding. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 9.0% Notes.

7.0% Notes

On July 2, 2012, we issued $200.0 million in aggregate principal amount of 7.0% Notes which mature on July 15, 2022. The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof, resulting in a yield to maturity of 7.125%. We used the net proceeds from the issuance of the 7.0% Notes and issued 4.1 million shares of Class A common stock to repurchase all of the outstanding 5.0% Convertible Notes. Remaining proceeds from the issuance of the 7.0% Notes were used for general corporate purposes, including repurchases of shares of Class A common stock. The 7.0% Notes are unsecured senior subordinated obligations and are guaranteed by our domestic operating subsidiaries. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013. We may redeem the 7.0% Notes in whole or in part at any time after July 15, 2017 at the redemption prices in the following table, which are expressed as percentages of the principal amount. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 7.0% Notes.

Redemption Price
Beginning on July 15, 2017	103.500%
Beginning on July 15, 2018	102.333%
Beginning on July 15, 2019	101.167%
Beginning on July 15, 2020 and thereafter	100.000%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

5.0 % Notes

On May 9, 2013, we issued $300.0 million in aggregate principal amount of 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at 100.0% of the principal amount thereof. We used the net proceeds from the issuance of the 5.0% Notes to repurchase all of our outstanding 9.0% Notes. Remaining proceeds from the issuance of the 5.0% Notes were used for general corporate purposes. The 5.0% Notes are unsecured senior subordinated obligations of ours that mature on May 15, 2023 and are guaranteed by our domestic operating subsidiaries. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. We may redeem the 5.0% Notes in whole or in part at any time after May 15, 2018 at the redemption prices in the following table, which are expressed as percentages of the principal amount. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for further discussion of the 5.0% Notes.

Redemption Price
Beginning on May 15, 2018	102.500%
Beginning on May 15, 2019	101.667%
Beginning on May 15, 2020	100.833%
Beginning on May 15, 2021 and thereafter	100.000%

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) totaling $26.6 million in aggregate principal were assumed with the purchase of certain dealerships during the year ended December 31, 2004 (the “Assumed Notes”). We recorded the Assumed Notes at fair value using an interest rate of 5.35%. Although the Assumed Notes allow for prepayment, the penalties and fees are disproportionately burdensome relative to the Assumed Notes’ principal balance. Therefore, we do not currently intend to prepay the Assumed Notes. The outstanding aggregate principal amount of the Assumed Notes was $7.6 million as of December 31, 2013.

Mortgage Notes

During the year ended December 31, 2013, we obtained $53.7 million in mortgage financing related to four of our dealership properties. During the year ended December 31, 2012, we obtained $25.7 million in net mortgage financing related to three of our dealership properties. During the year ended December 31, 2011, we obtained $54.4 million in mortgage financing related to five of our dealership properties. Since implementing our strategy of owning more of our dealership properties in late 2007, we have added $276.6 million in mortgage financing to our capital structure on 25 of our dealership properties. These mortgage notes require monthly payments of principal and interest through maturity, are secured by the underlying properties and contain certain cross-default provisions. Maturity dates range between 2014 and 2033. As of December 31, 2013, the weighted average interest rate on our mortgages was 4.09% and the total outstanding principal balance of our mortgages was approximately $237.5 million.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on LIBOR and prime. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.92%, 2.08% and 2.40% for the years ended December 31, 2013, 2012 and 2011, respectively. We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $37.9 million, $35.3 million and $26.9 million in the years ended December 31, 2013, 2012 and 2011, respectively, and recognized in cost of sales for continuing operations approximately $37.9 million, $32.1 million and $25.3 million in the years ended December 31, 2013, 2012 and 2011, respectively, in manufacturer assistance. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Covenants and Default Provisions

Non-compliance with covenants, including a failure to make any payment when due, under our 2011 Credit Facilities, our Silo Floor Plan Facilities, operating lease agreements, mortgage notes, 5.0% Notes and 7.0% Notes (collectively, our “Significant Debt Agreements”) could result in a default and an acceleration of our repayment obligation under our 2011 Credit Facilities. A default under our 2011 Credit Facilities would constitute a default under our Silo Floor Plan Facilities and could entitle these lenders to accelerate our repayment obligations under one or more of the floor plan facilities. Certain defaults under our 2011 Credit Facilities and one or more Silo Floor Plan Facilities, or certain other debt obligations would not result in a default under our 5.0% Notes or 7.0% Notes unless our repayment obligations under the 2011 Credit Facilities and/or one or more of the Silo Floor Plan Facilities or such other debt obligations were accelerated. An acceleration of our repayment obligation under any of our Significant Debt Agreements could result in an acceleration of our repayment obligations under our other Significant Debt Agreements. The failure to repay principal amounts of the Significant Debt Agreements when due would create cross-default situations related to other indebtedness. The 2011 Credit Facilities include the following financial covenants:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.50
December 31, 2013 actual	1.16	1.83	3.96

In addition, many of our facility leases are governed by a guarantee agreement between the landlord and us that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as such term is defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2013, the ratio was 3.59 to 1.00.

We were in compliance with all of the restrictive and financial covenants on all of our floor plan, long-term debt facilities and lease agreements as of December 31, 2013. We expect to be in compliance with all of our long-term debt agreements for the foreseeable future.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisitions and Dispositions

During the year ended December 31, 2013, we acquired two luxury franchise operations and underlying assets, including real estate, for an aggregate purchase price, net of cash acquired, of $88.2 million. These acquisitions were funded using cash from operations, and borrowings under our floor plan facilities. There were no dispositions in the year ended December 31, 2013.

Under the 2011 Credit Facilities, we are restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is above specific amounts, or if the aggregate cost of such acquisitions is in excess of $175.0 million during the term of the agreement, without the written consent of the Required Lenders (as that term is defined in the 2011 Credit Facilities).

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

Capital expenditures for the year ended December 31, 2013 were approximately $157.6 million. Of this amount, approximately $78.2 million was related to facility construction projects, $52.5 million was related to real estate acquisitions and $26.9 million was for fixed assets utilized in our dealership operations. Of the capital expenditures in the year ended December 31, 2013, approximately $53.7 million was funded through mortgage financing and approximately $103.9 million was funded through cash from operations and use of our credit facilities. We expect to receive approximately $40.4 million of additional mortgage funding in the year ending December 31, 2014 related to capital expenditures that occurred prior to December 31, 2013. As of December 31, 2013, commitments for facilities construction projects totaled approximately $13.4 million. We expect investments related to capital expenditures to be partly dependent upon the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of restricted stock awards and to maintain our desired capital structure. During the year ended December 31, 2013, we repurchased approximately 0.8 million shares of our Class A common stock for approximately $17.1 million in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. During the first quarter of 2013, our Board of Directors authorized an additional $100.0 million to repurchase shares of our Class A common stock. As of December 31, 2013, our total remaining repurchase authorization was approximately $132.5 million. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the 2011 Credit Facilities, as defined therein.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividends

Our Board of Directors approved four quarterly cash dividends on all outstanding shares of Class A and Class B common stock totaling $0.10 per share during the year ended December 31, 2013. Subsequent to December 31, 2013, our Board of Directors approved a cash dividend on all outstanding shares of common stock of $0.025 per share for shareholders of record on March 14, 2014 to be paid on April 15, 2014. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes also contain restrictions on our ability to pay dividends. The payment of any future dividend is subject to the business judgment of our Board of Directors, taking into consideration our historic and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, share repurchases, current economic environment and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors determines our future dividend policy. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

Cash Flows from Operating Activities — Net cash provided by operating activities was approximately $126.4 million for the year ended December 31, 2013, net cash used in operating activities was approximately $67.4 million for the year ended December 31, 2012, and net cash provided by operating activities was approximately $153.6 million for the year ended December 31, 2011. The net cash provided by operations for the year ended December 31, 2013 consisted primarily of net income (less non-cash items) and an increase in notes payable — floor plan — trade, offset partially by an increase in inventory. The net cash used in operations for the year ended December 31, 2012 consisted primarily of an increase in inventory, offset partially by net income (less non-cash items) and an increase in notes payable — floor plan — trade. The net cash provided by operations for the year ended December 31, 2011 consisted primarily of net income (less non-cash items), a reduction in inventory, and an increase in accounts payable and other liabilities offset partially by an increase in accounts receivable.

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

Net cash provided by combined trade and non-trade floor plan financing was approximately $72.5 million, $310.9 million and $6.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $173.1 million, $57.3 million and $169.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash Flows from Investing Activities — Cash used in investing activities during the years ended December 31, 2013, 2012 and 2011 was $244.5 million, $21.7 million, and $157.0 million, respectively. The use

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of cash during the year ended December 31, 2013 was primarily comprised of the acquisition of two luxury franchise operations and purchases of land, property and equipment, including the purchase of dealership facilities that were previously leased. During the year ended December 31, 2012, the majority of the investing activities cash outflow was related to capital expenditures, offset partially by proceeds received from dealership dispositions. During the year ended December 31, 2011, cash used in investing activities was primarily related to capital expenditures.

The significant components of capital expenditures relate primarily to dealership renovations, the purchase of certain existing dealership facilities which had previously been financed under long-term operating leases, and the purchase and development of new real estate parcels for the relocation of existing dealerships. During the years ended December 31, 2013, 2012 and 2011, we used net proceeds from mortgage financing in the amount of approximately $53.7 million, $25.7 million and $54.4 million, respectively, to purchase certain existing dealership facilities and to fund certain capital expenditures.

Cash Flows from Financing Activities — Net cash provided by financing activities was approximately $117.7 million and $90.5 million for the years ended December 31, 2013 and 2012, respectively, and net cash used in financing activities was approximately $16.5 million for the year ended December 31, 2011. For the year ended December 31, 2013, cash flow provided by financing activities was comprised primarily of net borrowings on notes payable — floor plan — non-trade and proceeds from the issuance of the 5.0% Notes and mortgage notes, offset partially by the extinguishment of the 9.0% Notes, scheduled principal payments on mortgage and term notes and repurchases of treasury stock.

During the year ended December 31, 2012, cash flow provided by financing activities was comprised primarily of net borrowings on notes payable — floor plan — non-trade and proceeds from the issuance of the 7.0% Notes, offset partially by the extinguishment of the 5.0% Convertible Notes, scheduled principal payments on mortgage and term notes and repurchases of treasury stock.

During the year ended December 31, 2011, cash flow used in financing activities was comprised primarily of repurchases of debt securities, repurchases of treasury stock and principal payments on long-term debt, offset partially by proceeds from mortgage financing and net borrowings on notes payable — floor plan — non-trade.

Cash Flows from Discontinued Operations — The accompanying Consolidated Statements of Cash Flows include both continuing and discontinued operations. Net cash provided by operating activities associated with discontinued operations for the year ended December 31, 2013 was approximately $13.3 million and was substantially comprised of changes in deferred income taxes. Cash flows from investing and financing activities for the year ended December 31, 2013 were not material to total cash flows.

Net cash used in operating activities associated with discontinued operations for the year ended December 31, 2012 was approximately $32.9 million. This was substantially comprised of changes in assets and liabilities that relate to dealership operations. Net cash provided by investing activities associated with discontinued operations for the year ended December 31, 2012 was approximately $66.4 million. This was substantially comprised of the proceeds received from dealership dispositions. Cash flows from financing activities for the year ended December 31, 2012 were not material to total cash flows.

Net cash used in operating activities associated with discontinued operations for the year ended December 31, 2011 was approximately $9.5 million. This was substantially comprised of changes in assets and liabilities that relate to dealership operations. Cash flows from investing and financing activities for the year ended December 31, 2011 were not material to total cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Liquidity Outlook

Our future contractual obligations are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)
Floor Plan Facilities	$1,251,691	$—	$—	$—	$—	$—	$1,251,691
Long-Term Debt(1)	18,092	28,394	45,959	32,299	44,554	580,875	750,173
Letters of Credit	32,065	—	—	—	—	—	32,065
Estimated Interest Payments on Floor Plan Facilities(2)	3,859	—	—	—	—	—	3,859
Estimated Interest Payments on Long-Term Debt(3)	51,739	44,800	38,268	36,610	34,093	136,866	342,376
Operating Leases (Net of Sublease Rentals)	102,792	90,972	85,601	73,700	60,742	183,232	597,039
Construction Contracts	13,399	—	—	—	—	—	13,399
Other Purchase Obligations(4)	27,406	—	—	—	—	—	27,406
FIN 48 Liability(5)	500	—	—	—	—	7,341	7,841

Total	$1,501,543	$164,166	$169,828	$142,609	$139,389	$908,314	$3,025,849

(1)	Long-term debt amounts consist only of principal obligations.

(2)	Floor plan facilities balances are correlated with the amount of vehicle inventory and are generally due at the time that a vehicle is sold. Estimated interest payments were calculated using the December 31, 2013 floor plan facilities balance, the weighted average interest rate for the fourth quarter ended December 31, 2013 of 1.85% and the assumption that floor plan facilities balances at December 31, 2013 would be relieved within 60 days in connection with the sale of the associated vehicle inventory.

(3)	Estimated interest payments include payments related to interest rate swaps.

(4)	Other Purchase Obligations include contracts for real estate purchases, office supplies, utilities and various other items or services.

(5)	Amount represents recorded liability, including interest and penalties, related to “Accounting for Uncertain Income Tax Positions” in the ASC. See Notes 1 and 7 to the accompanying Consolidated Financial Statements.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

Guarantees and Indemnification Obligations

In connection with the operation and disposition of our dealerships, we have entered into various guarantees and indemnification obligations. When we sell dealerships, we attempt to assign any related lease to the buyer of the dealership to eliminate any future liability. However, if we are unable to assign the related leases to the buyer, we will attempt to sublease the leased properties to the buyer at a rate equal to the terms of the original leases. In the event we are unable to sublease the properties to the buyer with terms at least equal to our lease, we may be required to record lease exit accruals. As of December 31, 2013, our future gross minimum lease payments related to properties subleased to buyers of sold dealerships totaled approximately $88.2 million. Future sublease payments expected to be received related to these lease payments were approximately $72.2 million at December 31, 2013.

In accordance with the terms of agreements entered into for the sale of our dealerships, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While our exposure with respect to environmental remediation and repairs is difficult to quantify, our maximum exposure associated with these general indemnifications was approximately $14.0 million at December 31, 2013. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2013. We also guarantee the floor plan commitments of our 50% owned joint venture, the amount of which was approximately $2.8 million at December 31, 2013. We expect the aggregate amount of the obligations we guarantee to fluctuate based on dealership disposition activity. Although we seek to mitigate our exposure in connection with these matters, these guarantees and indemnification obligations, including environmental exposures and the financial performance of lease assignees and sub-lessees, cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our liquidity and capital resources. See Note 12, “Commitments and Contingencies,” to the accompanying Consolidated Financial Statements for further discussion regarding these guarantees and indemnification obligations.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $905.0 million at December 31, 2013 and approximately $813.5 million at December 31, 2012. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $8.0 million in the year ended December 31, 2013 and approximately $6.4 million in the year ended December 31, 2012. Of the total change in interest expense, approximately $7.6 million and $6.1 million in the years ended December 31, 2013 and 2012, respectively, would have resulted from the floor plan facilities.

In addition to our variable rate debt, as of December 31, 2013 and 2012 approximately 20% of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the year ended December 31, 2013 due to the leases containing LIBOR floors which were above the LIBOR rate during the year ended December 31, 2013.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at December 31, 2013 was a net liability of approximately $16.3 million, with $11.6 million included in other accrued liabilities and $8.4 million recorded to other long-term liabilities, offset partially by an asset of approximately $3.7 million included in other assets in the accompanying Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2012 was a liability of approximately $34.3 million, with $12.1 million included in other accrued liabilities and $22.2 million included in other long-term liabilities in the accompanying Consolidated Balance Sheets. We will receive and pay interest based on the following:

Notional Amount	Pay Rate	Receive Rate(1)	Maturing Date
(In millions)
$ 2.9	7.100%	one-month LIBOR + 1.50%	July 10, 2017
$ 9.3	4.655%	one-month LIBOR	December 10, 2017
$ 7.8(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0	3.280%	one-month LIBOR	July 1, 2015
$100.0	3.300%	one-month LIBOR	July 1, 2015
$ 6.6(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$ 50.0	2.767%	one-month LIBOR	July 1, 2014
$ 50.0	3.240%	one-month LIBOR	July 1, 2015
$ 50.0	2.610%	one-month LIBOR	July 1, 2014
$ 50.0	3.070%	one-month LIBOR	July 1, 2015
$100.0(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0(3)	0.788%	one-month LIBOR	July 1, 2016
$ 50.0(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0(5)	1.887%	one-month LIBOR	June 30, 2018

(1)	The one-month LIBOR rate was 0.168% at December 31, 2013.

(2)	Changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 1, 2015.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

(4)	The effective date of this forward-starting swap is July 1, 2016.

(5)	The effective date of this forward-starting swap is July 3, 2017.

During the year ended December 31, 2011, we entered into four $50.0 million notional amount interest rate swap agreements which became effective in July 2012 and terminate between July 2014 and July 2015. During the year ended December 31, 2012, we entered into two $100.0 million notional amount forward-starting interest rate swap agreements which will become effective in July 2015 and terminate in June 2017. During the year ended December 31, 2013, we entered into three forward-starting interest rate swap agreements with notional amounts of $250.0 million, $200.0 million and $50.0 million, which will become effective in June 2018, July 2016, and July 2017, respectively. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in accumulated other comprehensive income (loss), net of related income taxes, in the Consolidated Statements of Stockholders’ Equity.

Absent the acceleration of payments of principal that may result from non-compliance with financial and operational covenants under our various indebtedness, future principal maturities of variable and fixed rate debt and related interest rate swaps are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total	Liability Fair Value
	(In thousands)
Long-term debt:
Fixed rate maturities	$13,637	$17,480	$26,227	$15,368	$30,373	$567,195	$670,280
Fixed rate outstanding(1)	$670,280	$656,643	$639,163	$612,936	$597,568	$567,195		$680,791
Average rate on fixed outstanding debt(1)	5.78%	5.75%	5.75%	5.76%	6.03%	5.76%
Variable rate maturities	$4,455	$10,914	$19,732	$16,931	$14,181	$13,680	$79,893
Variable rate outstanding(1)	$79,893	$75,438	$64,524	$44,792	$27,861	$13,680		$79,696
Average rate on variable outstanding debt(1)	2.17%	2.17%	2.02%	1.87%	2.08%	2.12%
Cash flow interest rate swaps:
Variable to fixed maturities	$101,426	$301,426	$201,426	$272,313	$250,000	$—	$1,126,591
Variable to fixed outstanding(1)	$325,166	$423,740	$272,315	$250,000	$—	$—		$16,334
Average pay rate on outstanding swaps(1)	3.46%	1.67%	2.24%	1.89%	0.00%	0.00%

(1)	Based on amounts outstanding at December 31 of each respective period.

Foreign Currency Risk

We purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase our inventories in United States Dollars, our business is subject to foreign exchange rate risk that may influence automobile manufacturers’ ability to provide their products at competitive prices in the United States. To the extent that we cannot recapture this volatility in prices charged to customers or if this volatility negatively impacts consumer demand for our products, this volatility could adversely affect our future operating results.

Item 8:    Financial Statements and Supplementary Data.

See “Consolidated Financial Statements and Notes” that appears on page F-1 herein.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 9A:    Controls and Procedures.

Disclosure Controls and Procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Our CEO and CFO have each concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control — Integrated Framework published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The attestation report of our independent registered public accounting firm on the Company’s internal control over financial reporting is set forth in Part II, “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the year ended December 31, 2013.

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

Remediation of Material Weakness.    As of December 31, 2012, management had identified control deficiencies that, in the aggregate, represented a material weakness at December 31, 2012 related to the inadequate design and operating effectiveness of controls related to the recording of new and used vehicle revenues and related accounts receivable and the design of vehicle inventory valuation controls. Management determined that the Company’s design and implementation of controls over the new and used vehicle revenue process, including those related to accounts receivable, were inadequate. Specifically, the Company did not have an appropriate level of preventive and detective controls to approve and accurately record new and used vehicle revenue transactions and the resulting accounts receivable. In addition, the Company did not have an adequate level of controls in place to verify the proper valuation of vehicle inventory in conjunction with the inventory stock in process. Although the amount of new and used vehicle revenue, accounts receivable, and vehicle inventory adjustments identified were deemed immaterial, the absence of sufficient controls created the risk that a material error in the Company’s new and used vehicle revenue, accounts receivable or vehicle inventory accounts would not be prevented or detected.

During 2013, management completed the following remediation plan:

•

reviewed, redesigned, and performed testing of the key controls within the recording of new and used vehicle revenues and related accounts receivable, vehicle inventory valuation, and inventory stock in processes;

•	hired additional personnel to monitor key dealership financial processes and related key controls;

•	implemented training programs and conducted seminars for existing dealership accounting and reporting personnel; and

•	revised the Company’s policies and provided appropriate training on the policies.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting.    Except as discussed above, there has been no change in Sonic’s internal control over financial reporting during the fourth quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect Sonic’s internal control over financial reporting.

Item 9B:	Other Information.

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance.

Information required by this item is furnished by incorporation by reference to the information under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Additional Corporate Governance and Other Information — Corporate Governance Guidelines, Code of Business Conduct and Ethics and Committee Charters” in the Proxy Statement (to be filed hereafter) for our Annual Meeting of the Stockholders to be held on April 16, 2014 (the “Proxy Statement”). The information required by this item with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 11:	Executive Compensation.

The information required by this item is furnished by incorporation by reference to the information under the captions entitled “Executive Compensation” and “Director Compensation for 2013” in the Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is furnished by incorporation by reference to the information under the caption “General — Ownership of Voting Stock” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13:	Certain Relationships and Related Transactions and Director Independence

The information required by this item is furnished by incorporation by reference to all information under the captions “Certain Transactions” and “Election of Directors — Board and Committee Member Independence” in the Proxy Statement.

Item 14:	Principal Accountant Fees and Services.

The information required by this item is furnished by incorporation by reference to the information under the caption “Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits that are incorporated by reference herein, are:

(1) Financial Statements: Consolidated Balance Sheets as of December 31, 2013 and 2012. Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011. Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011. Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2012 and 2013. Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

(2) Financial Statement Schedules: No financial statement schedules are required to be filed (no respective financial statement captions) as part of this Annual Report on Form 10-K.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

(3) Exhibits: Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the SEC with which they are physically filed, to be a part hereof as of their respective dates.

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2*	Registration Rights Agreement dated as of July 2, 2012 by and among Sonic Automotive, Inc., the guarantors set forth on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to ort on Form 8-K filed July 9, 2012).

4.3*	Indenture dated as of July 2, 2012 by an among Sonic Automotive, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.4*	Form of 7.0% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.3 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.5*	Registration Rights Agreement dated as of May 9, 2013, by and among Sonic Automotive, Inc., the Guarantors set forth on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

4.6*	Indenture dated as of May 9, 2013 by and among Sonic Automotive, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

4.7*	Form of 5.0% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.3 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).(1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)

10.5*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675))(1)

10.6*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)

10.7*	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (incorporated by reference to Exhibit 10.12 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.8*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.9*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.10*	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008 (incorporated by reference to Appendix B to Sonic’s Definitive Proxy Statement on Schedule 14A filed April 9, 2009).(1)

10.11*	Standard form of lease executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)).

10.12*	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to Sonic’s 2008 Annual Report).

10.13*	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.40 to Sonic’s 2008 Annual Report).

10.14*	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.41 to Sonic’s 2008 Annual Report).

10.15*	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.42 to Sonic’s 2008 Annual Report).

10.16*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.17*	Amendment No. 1 to Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to Exhibit 10.45 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).(1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

10.18*	Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “June 2011 Quarterly Report”)).

10.19*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Sonic’s June 2011 Quarterly Report).

10.20*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to Sonic’s June 2011 Quarterly Report).

10.21*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to Sonic’s June 2011 Quarterly Report).

10.22*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to Sonic’s June 2011 Quarterly Report).

10.23*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.6 to Sonic’s June 2011 Quarterly Report).

10.24*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to Sonic’s June 2011 Quarterly Report).

10.25*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to Sonic’s June 2011 Quarterly Report).

10.26*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to Sonic’s June 2011 Quarterly Report).

10.27*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to Sonic’s June 2011 Quarterly Report).

10.28*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.11 to Sonic’s June 2011 Quarterly Report).

10.29*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to Sonic’s June 2011 Quarterly Report).

10.30*	Second Amended and Restated Subsidiary Guaranty Agreement, Dated as of July 8, 2011, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.13 to Sonic’s June 2011 Quarterly Report).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

10.31*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.14 to Sonic’s June 2011 Quarterly Report).

10.32*	Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to Sonic’s June 2011 Quarterly Report).

10.33*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 to Sonic’s June 2011 Quarterly Report).

10.34*	Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.17 to Sonic’s June 2011 Quarterly Report).

10.35*	Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated July 8, 2011, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.18 to Sonic’s June 2011 Quarterly Report).

10.36*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.19 to Sonic’s June 2011 Quarterly Report).

10.37*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.20 to Sonic’s June 2011 Quarterly Report).

10.38*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.21 to Sonic’s June 2011 Quarterly Report).

10.39*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.22 to Sonic’s June 2011 Quarterly Report).

10.40*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.23 to Sonic’s June 2011 Quarterly Report).

10.41*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.24 to Sonic’s June 2011 Quarterly Report).

10.42*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.25 to Sonic’s June 2011 Quarterly Report).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

10.43*	Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.26 to Sonic’s June 2011 Quarterly Report).

10.44*	Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.27 to Sonic’s June 2011 Quarterly Report).

10.45*	Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

10.46*	First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective December 29, 2010 (incorporated by reference to Exhibit 10.47 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

10.47*	Amendment No. 1, dated as of April 19, 2012, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.48*	Amendment No. 1, dated as of April 19, 2012, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 10.2 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.49*	Sonic Automotive, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180814)).(1)

10.50*	Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180815)).(1)

10.51*	Amendment No. 2, dated as of March 14, 2013, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Current Report on Form 8-K filed on March 18, 2013).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

10.52*	Amendment No. 2, dated as of March 14, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 10.2 to Sonic’s Current Report on Form 8-K filed on March 18, 2013).

10.53*	Amendment No. 3, dated as of July 31, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 99.1 to Sonic’s Current Report on Form 8-K filed on August 5, 2013).

10.54	Employment agreement of Heath R. Byrd dated October 18, 2007, as amended December 19, 2008.(1)

10.55	Amendment No. 3, dated as of February 12, 2014, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer.

10.56	Amendment No. 4, dated as of February 12, 2014, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer.

12.1	Computation of Ratio of Earnings to Fixed Charges.

18.1*	Preferability Letter of Independent Registered Public Accounting Firm dated November 8, 2013.

21.1	Subsidiaries of Sonic.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Mr. Heath R. Byrd pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. Heath R. Byrd pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONIC AUTOMOTIVE, INC.

BY	/s/ HEATH R. BYRD
Mr. Heath R. Byrd
Executive Vice President and Chief Financial Officer
Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	February 28, 2014

/s/ B. SCOTT SMITH B. Scott Smith	President, Chief Strategic Officer and Director	February 28, 2014

/s/ HEATH R. BYRD Heath R. Byrd	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2014

/s/ DAVID B. SMITH David B. Smith	Vice Chairman	February 28, 2014

/s/ WILLIAM R. BROOKS William R. Brooks	Director	February 28, 2014

/s/ WILLIAM I. BELK William I. Belk	Director	February 28, 2014

/s/ BERNARD C. BYRD, JR. Bernard C. Byrd, Jr.	Director	February 28, 2014

/s/ H. ROBERT HELLER H. Robert Heller	Director	February 28, 2014

/s/ ROBERT L. REWEY Robert L. Rewey	Director	February 28, 2014

/s/ VICTOR H. DOOLAN Victor H. Doolan	Director	February 28, 2014

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of Sonic (incorporated by reference to Exhibit 3.1 to Sonic’s Registration Statement on Form S-1 (Reg. No. 333-33295) (the “Form S-1”)).

3.2*	Certificate of Amendment to Sonic’s Amended and Restated Certificate of Incorporation effective June 18, 1999 (incorporated by reference to Exhibit 3.2 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.3*	Certificate of Designation, Preferences and Rights of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

3.4*	Amended and Restated Bylaws of Sonic (as amended February 9, 2006) (incorporated by reference to Exhibit 3.1 to Sonic’s Current Report on Form 8-K filed February 13, 2006).

4.1*	Specimen Certificate representing Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2*	Registration Rights Agreement dated as of July 2, 2012 by and among Sonic Automotive, Inc., the guarantors set forth on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.3*	Indenture dated as of July 2, 2012 by an among Sonic Automotive, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.4*	Form of 7.0% Senior Subordinated Notes due 2022 (incorporated by reference to Exhibit 4.3 to Sonic’s Current Report on Form 8-K filed July 9, 2012).

4.5*	Registration Rights Agreement dated as of May 9, 2013, by and among Sonic Automotive, Inc., the Guarantors set forth on the signature page thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

4.6*	Indenture dated as of May 9, 2013 by and among Sonic Automotive, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

4.7*	Form of 5.0% Senior Subordinated Notes due 2023 (incorporated by reference to Exhibit 4.3 to Sonic’s Current Report on Form 8-K filed May 13, 2013).

10.1*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.2*	Sonic Automotive, Inc. 1997 Stock Option Plan, Amended and Restated as of April 22, 2003 (incorporated by reference to Exhibit 10.10 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).(1)

10.3*	Sonic Automotive, Inc. Employee Stock Purchase Plan, Amended and Restated as of May 8, 2002 (incorporated by reference to Exhibit 10.15 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”)).(1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

10.4*	Sonic Automotive, Inc. Nonqualified Employee Stock Purchase Plan, Amended and Restated as of October 23, 2002 (incorporated by reference to Exhibit 10.16 to the 2002 Annual Report).(1)

10.5*	Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors, Amended and Restated as of May 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159675))(1)

10.6*	Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).(1)

10.7*	First Amendment to Employment Agreement dated January 30, 2006 between Sonic and Mr. David P. Cosper. (incorporated by reference to Exhibit 10.12 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008).(1)

10.8*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.9*	Sonic Automotive, Inc. 2004 Stock Incentive Plan Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.34 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2006).(1)

10.10*	Sonic Automotive, Inc. Incentive Compensation Plan, Amended and Restated as of December 4, 2008 (incorporated by reference to Appendix B to Sonic’s Definitive Proxy Statement on Schedule 14A filed April 9, 2009).(1)

10.11*	Standard form of lease executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.38 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)).

10.12*	Standard form of guaranty executed with Capital Automotive, L.P. or its affiliates (incorporated by reference to Exhibit 10.39 to Sonic’s 2008 Annual Report).

10.13*	Amendment to Guaranty and Subordination Agreements, dated as of January 1, 2005, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.40 to Sonic’s 2008 Annual Report).

10.14*	Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.41 to Sonic’s 2008 Annual Report).

10.15*	Side letter to Second Amendment to Guaranty and Subordination Agreements, dated as of March 11, 2009, by Sonic as Guarantor, to Capital Automotive, L.P. and affiliates, as Landlord (incorporated by reference to Exhibit 10.42 to Sonic’s 2008 Annual Report).

10.16*	Sonic Automotive, Inc. 2004 Stock Incentive Plan, Amended and Restated as of February 11, 2009 (incorporated by reference to Exhibit 4 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-159674)).(1)

10.17*	Amendment No. 1 to Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (incorporated by reference to Exhibit 10.45 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2009).(1)

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

10.18*	Second Amended and Restated Credit Agreement, dated as of July 8, 2011, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer;, and Wells Fargo Bank, National Association, as an L/C Issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “June 2011 Quarterly Report”)).

10.19*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Sonic’s June 2011 Quarterly Report).

10.20*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.3 to Sonic’s June 2011 Quarterly Report).

10.21*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of BMW Financial Services NA, LLC, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to Sonic’s June 2011 Quarterly Report).

10.22*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Toyota Motor Credit Corporation, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to Sonic’s June 2011 Quarterly Report).

10.23*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.6 to Sonic’s June 2011 Quarterly Report).

10.24*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.7 to Sonic’s June 2011 Quarterly Report).

10.25*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to Sonic’s June 2011 Quarterly Report).

10.26*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of World Omni Financial Corp., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.9 to Sonic’s June 2011 Quarterly Report).

10.27*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to Sonic’s June 2011 Quarterly Report).

10.28*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of VW Credit, Inc., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.11 to Sonic’s June 2011 Quarterly Report).

10.29*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.12 to Sonic’s June 2011 Quarterly Report).

10.30*	Second Amended and Restated Subsidiary Guaranty Agreement, Dated as of July 8, 2011, by the Revolving Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.13 to Sonic’s June 2011 Quarterly Report).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

10.31*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.14 to Sonic’s June 2011 Quarterly Report).

10.32*	Second Amended and Restated Escrow and Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.15 to Sonic’s June 2011 Quarterly Report).

10.33*	Second Amended and Restated Securities Pledge Agreement, dated as of July 8, 2011, by Sonic Financial Corporation and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.16 to Sonic’s June 2011 Quarterly Report).

10.34*	Second Amended and Restated Security Agreement, dated as of July 8, 2011, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.17 to Sonic’s June 2011 Quarterly Report).

10.35*	Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement, dated July 8, 2011, among Sonic Automotive, Inc.; certain subsidiaries of the Company; each lender; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A., as Revolving Administrative Agent (incorporated by reference to Exhibit 10.18 to Sonic’s June 2011 Quarterly Report).

10.36*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Bank of America, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.19 to Sonic’s June 2011 Quarterly Report).

10.37*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of JPMorgan Chase Bank, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.20 to Sonic’s June 2011 Quarterly Report).

10.38*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Wells Fargo Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.21 to Sonic’s June 2011 Quarterly Report).

10.39*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Comerica Bank, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.22 to Sonic’s June 2011 Quarterly Report).

10.40*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of U.S. Bank, National Association, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.23 to Sonic’s June 2011 Quarterly Report).

10.41*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Capital One, N.A., pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.24 to Sonic’s June 2011 Quarterly Report).

10.42*	Promissory Note, dated July 8, 2011, executed by Sonic in favor of Mercedes-Benz Financial Services USA, LLC, pursuant to the Amended and Restated Syndicated New and Used Vehicle Floor Plan Credit Agreement (incorporated by reference to Exhibit 10.25 to Sonic’s June 2011 Quarterly Report).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

10.43*	Amended and Restated Company Guaranty Agreement, dated July 8, 2011, by Sonic Automotive, Inc. and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.26 to Sonic’s June 2011 Quarterly Report).

10.44*	Amended and Restated Subsidiary Guaranty Agreement, dated as of July 8, 2011, by the Floor Plan Subsidiary Guarantor, as Guarantors, to Bank of America, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.27 to Sonic’s June 2011 Quarterly Report).

10.45*	Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective January 1, 2010 (incorporated by reference to Exhibit 10.46 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

10.46*	First Amendment to Sonic Automotive, Inc. Supplemental Executive Retirement Plan effective December 29, 2010 (incorporated by reference to Exhibit 10.47 to Sonic’s Annual Report on Form 10-K for the year ended December 31, 2011).(1)

10.47*	Amendment No. 1, dated as of April 19, 2012, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.48*	Amendment No. 1, dated as of April 19, 2012, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 10.2 to Sonic’s Current Report on Form 8-K filed April 23, 2012).

10.49*	Sonic Automotive, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180814)).(1)

10.50*	Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.5 to Sonic’s Registration Statement on Form S-8 (Reg. No. 333-180815)).(1)

10.51*	Amendment No. 2, dated as of March 14, 2013, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer (incorporated by reference to Exhibit 10.1 to Sonic’s Current Report on Form 8-K filed on March 18, 2013).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

10.52*	Amendment No. 2, dated as of March 14, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 10.2 to Sonic’s Current Report on Form 8-K filed on March 18, 2013).

10.53*	Amendment No. 3, dated as of July 31, 2013, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer (incorporated by reference to Exhibit 99.1 to Sonic’s Current Report on Form 8-K filed on August 5, 2013).

10.54	Employment agreement of Heath R. Byrd dated October 18, 2007, as amended December 19, 2008.(1)

10.55	Amendment No. 3, dated as of February 12, 2014, to Second Amended and Restated Credit Agreement dated July 8, 2011 with Bank of America, N.A., as administrative agent, swing line lender and a lender and Mercedes-Benz Financial Services USA LLC, BMW Financial Services NA, LLC, Toyota Motor Credit Corporation, JP Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Comerica Bank, US Bank, National Association, Capital One, N.A., VW Credit, Inc. and World Omni Financial Corp., as lenders and Bank of America, N.A., and Wells Fargo Bank, National Association, as letter of credit issuer.

10.56	Amendment No. 4, dated as of February 12, 2014, to Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement with Bank of America, N.A., as administrative agent, a lender, new vehicle swingline lender and used vehicle swingline lender, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, US Bank, National Association, Capital One, N.A., Mercedes-Benz Financial Services USA LLC and Comerica Bank, as lenders, and Wells Fargo Bank, National Association as letter of credit issuer.

12.1	Computation of Ratio of Earnings to Fixed Charges.

18.1*	Preferability Letter of Independent Registered Public Accounting Firm dated November 8, 2013.

21.1	Subsidiaries of Sonic.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Mr. Heath R. Byrd pursuant to Rule 13a-14(a).

31.2	Certification of Mr. O. Bruton Smith pursuant to Rule 13a-14(a).

32.1	Certification of Mr. Heath R. Byrd pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT NO.	DESCRIPTION

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Previously
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Indicates a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Automotive, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Sonic Automotive, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Automotive, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sonic Automotive, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sonic Automotive, Inc. and subsidiaries

We have audited Sonic Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sonic Automotive, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Automotive, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Sonic Automotive, Inc. and subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina March 3, 2014

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,016	$3,371
Receivables, net	354,138	345,294
Inventories	1,282,138	1,177,966
Other current assets	92,893	84,402

Total current assets	1,732,185	1,611,033
Property and Equipment, net	702,011	595,124
Goodwill	476,315	454,224
Other Intangible Assets, net	87,866	70,521
Other Assets	52,793	45,820

Total Assets	$3,051,170	$2,776,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable — floor plan — trade	$681,030	$655,195
Notes payable — floor plan — non-trade	570,661	524,023
Trade accounts payable	126,025	120,981
Accrued interest	12,653	16,643
Other accrued liabilities	185,951	188,726
Current maturities of long-term debt	18,216	18,587

Total current liabilities	1,594,536	1,524,155
Long-Term Debt	730,157	610,798
Other Long-Term Liabilities	81,286	104,456
Deferred Income Taxes	31,552	10,768
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 61,584,248 shares issued and 40,683,984 shares outstanding at December 31, 2013; 61,352,134 shares issued and 41,210,507 shares outstanding at December 31, 2012	616	614
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at December 31, 2013 and December 31, 2012	121	121
Paid-in capital	685,782	669,324
Retained earnings	284,368	208,048
Accumulated other comprehensive income (loss)	(8,582)	(19,963)
Treasury stock, at cost; 20,900,264 Class A shares held at December 31, 2013 and 20,141,627 Class A shares held at December 31, 2012	(348,666)	(331,599)

Total stockholders’ equity	613,639	526,545

Total Liabilities and Stockholders’ Equity	$3,051,170	$2,776,722

See Notes to Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$4,989,185	$4,715,924	$4,088,098
Used vehicles	2,176,034	2,053,477	1,930,852
Wholesale vehicles	175,328	183,326	167,075

Total vehicles	7,340,547	6,952,727	6,186,025
Parts, service and collision repair	1,230,178	1,162,319	1,125,672
Finance, insurance and other, net	272,443	250,422	209,109

Total revenues	8,843,168	8,365,468	7,520,806
Cost of Sales:
New vehicles	(4,699,582)	(4,437,575)	(3,826,739)
Used vehicles	(2,025,634)	(1,910,023)	(1,790,994)
Wholesale vehicles	(183,259)	(189,301)	(172,281)

Total vehicles	(6,908,475)	(6,536,899)	(5,790,014)
Parts, service and collision repair	(633,086)	(593,416)	(572,181)

Total cost of sales	(7,541,561)	(7,130,315)	(6,362,195)
Gross profit	1,301,607	1,235,153	1,158,611
Selling, general and administrative expenses	(1,003,125)	(949,026)	(899,424)
Impairment charges	(9,872)	(440)	(200)
Depreciation and amortization	(54,007)	(45,285)	(39,446)

Operating income (loss)	234,603	240,402	219,541
Other income (expense):
Interest expense, floor plan	(21,954)	(19,454)	(18,405)
Interest expense, other, net	(55,485)	(60,090)	(66,857)
Other income (expense), net	(28,143)	(19,625)	(1,017)

Total other income (expense)	(105,582)	(99,169)	(86,279)

Income (loss) from continuing operations before taxes	129,021	141,233	133,262
Provision for income taxes — benefit (expense)	(44,343)	(49,972)	(51,731)

Income (loss) from continuing operations	84,678	91,261	81,531
Discontinued operations:
Income (loss) from operations and the sale of dealerships	(4,017)	(4,484)	(10,101)
Income tax benefit (expense)	957	2,324	4,824

Income (loss) from discontinued operations	(3,060)	(2,160)	(5,277)

Net income (loss)	$81,618	$89,101	$76,254

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.60	$1.68	$1.54
Earnings (loss) per share from discontinued operations	(0.06)	(0.04)	(0.10)

Earnings (loss) per common share	$1.54	$1.64	$1.44

Weighted average common shares outstanding	52,556	53,550	52,358

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$1.59	$1.56	$1.37
Earnings (loss) per share from discontinued operations	(0.06)	(0.03)	(0.08)

Earnings (loss) per common share	$1.53	$1.53	$1.29

Weighted average common shares outstanding	52,941	60,406	65,464

Dividends declared per common share	$0.10	$0.10	$0.10

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income (loss)	$81,618	$89,101	$76,254

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	17,143	2,722	(4,019)
Change in pension actuarial income (loss)	1,212	(258)	(508)

Total other comprehensive income (loss) before taxes	18,355	2,464	(4,527)
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(6,974)	(937)	1,720

Other comprehensive income (loss)	11,381	1,527	(2,807)

Comprehensive income (loss)	$92,999	$90,628	$73,447

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2012 and 2013

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)
Balance at December 31, 2010	55,739	$557	(14,981)	$(237,688)	12,029	$121	$666,961	$53,427	$(18,683)	$464,695
Shares awarded under stock compensation plans	350	4	—	—	—	—	641	—	—	645
Purchases of treasury stock	—	—	(797)	(10,987)	—	—	—	—	—	(10,987)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	1,772	—	—	1,772
Derecognition of equity component of 5.0% Convertible Notes(1), net of tax benefit of $627	—	—	—	—	—	—	(5,230)	—	—	(5,230)
Fair value of interest rate swap agreements, net of tax benefit of $1,527	—	—	—	—	—	—	—	—	(2,492)	(2,492)
Change in pension actuarial loss, net of tax benefit of $193	—	—	—	—	—	—	—	—	(315)	(315)
Stock-based compensation expense	—	—	—	—	—	—	438	—	—	438
Restricted stock amortization	—	—	—	—	—	—	3,260	—	—	3,260
Other	289	3	—	—	—	—	(3)	—	—	—
Net income (loss)	—	—	—	—	—	—	—	76,254	—	76,254
Dividends ($0.10 per share)	—	—	—	—	—	—	—	(5,298)	—	(5,298)

Balance at December 31, 2011	56,378	$564	(15,778)	$(248,675)	12,029	$121	$667,839	$124,383	$(21,490)	$522,742

Shares awarded under stock compensation plans	608	6	—	—	—	—	2,327	—	—	2,333
Issuance of common stock	4,075	41	—	—	—	—	67,495	—	—	67,536
Purchases of treasury stock	—	—	(4,364)	(82,924)	—	—	—	—	—	(82,924)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	3,207	—	—	3,207
Derecognition of equity component of 5.0% Convertible Notes(1), net of tax expense of $662	—	—	—	—	—	—	(76,701)	—	—	(76,701)
Fair value of interest rate swap agreements, net of tax expense of $1,035	—	—	—	—	—	—	—	—	1,687	1,687
Change in pension actuarial loss, net of tax benefit of $98	—	—	—	—	—	—	—	—	(160)	(160)
Stock-based compensation expense	—	—	—	—	—	—	122	—	—	122
Restricted stock amortization	—	—	—	—	—	—	5,038	—	—	5,038
Other	291	3	—	—	—	—	(3)	—	—	—
Net income (loss)	—	—	—	—	—	—	—	89,101	—	89,101
Dividends ($0.10 per share)	—	—	—	—	—	—	—	(5,436)	—	(5,436)

Balance at December 31, 2012	61,352	$614	(20,142)	$(331,599)	12,029	$121	$669,324	$208,048	$(19,963)	$526,545

Shares awarded under stock compensation plans	209	2	—	—	—	—	2,169	—	—	2,171
Purchases of treasury stock	—	—	(758)	(17,067)	—	—	—	—	—	(17,067)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	856	—	—	856
Fair value of interest rate swap agreements, net of tax expense of $6,514	—	—	—	—	—	—	—	—	10,629	10,629
Change in pension actuarial loss, net of tax expense of $460	—	—	—	—	—	—	—	—	752	752
Restricted stock amortization	—	—	—	—	—	—	7,208	—	—	7,208
Other(2)	23	—	—	—	—	—	6,225	—	—	6,225
Net income (loss)	—	—	—	—	—	—	—	81,618	—	81,618
Dividends ($0.10 per share)	—	—	—	—	—	—	—	(5,298)	—	(5,298)

Balance at December 31, 2013	61,584	$616	(20,900)	$(348,666)	12,029	$121	$685,782	$284,368	$(8,582)	$613,639

(1)	5.0% Convertible Senior Notes due 2029 which were extinguished during the third quarter ended September 30, 2012 (the “5.0% Convertible Notes”).

(2)	Paid-in capital amount represents a tax benefit related to the 5.0% Convertible Notes.

See Notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$81,618	$89,101	$76,254
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	54,047	45,918	40,607
Provision for bad debt expense	249	453	863
Other amortization	1,561	1,561	2,878
Debt issuance cost amortization	2,787	3,053	3,725
Debt discount amortization, net of premium amortization	(111)	2,780	5,158
Stock — based compensation expense	7,208	5,160	3,698
Deferred income taxes	21,924	22,496	28,916
Equity interest in earnings of investee	(406)	(481)	(603)
Asset impairment charges	9,872	950	1,151
Loss (gain) on disposal of dealerships and property and equipment	267	(10,623)	256
Loss on exit of leased dealerships	2,915	4,286	4,384
(Gain) loss on retirement of debt	28,238	19,713	1,107
Changes in assets and liabilities that relate to operations:
Receivables	(9,092)	(42,093)	(64,858)
Inventories	(78,646)	(347,633)	40,201
Other assets	(9,834)	(69,157)	(5,117)
Notes payable — floor plan — trade	25,835	186,168	(9,807)
Trade accounts payable and other liabilities	(11,984)	20,970	24,817

Total adjustments	44,830	(156,479)	77,376

Net cash provided by (used in) operating activities	126,448	(67,378)	153,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(88,184)	—	—
Purchases of land, property and equipment	(157,617)	(95,376)	(158,716)
Proceeds from sales of property and equipment	769	750	965
Proceeds from sales of dealerships	—	72,220	129
Distributions from equity investee	500	700	600

Net cash provided by (used in) investing activities	(244,532)	(21,706)	(157,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable — floor plan — non-trade	46,638	124,709	16,163
Borrowings on revolving credit facilities	231,698	143,577	248,018
Repayments on revolving credit facilities	(237,874)	(137,401)	(248,018)
Proceeds from issuance of long-term debt	353,693	223,920	66,150
Debt issuance costs	(5,394)	(4,472)	—
Principal payments on long-term debt	(19,426)	(10,768)	(20,418)
Repurchase of debt securities	(233,573)	(164,896)	(64,576)
Purchases of treasury stock	(17,067)	(82,924)	(10,987)
Income tax benefit (expense) associated with stock compensation plans	856	3,207	1,772
Issuance of shares under stock compensation plans	2,171	2,333	645
Dividends paid	(3,993)	(6,743)	(5,286)

Net cash provided by (used in) financing activities	117,729	90,542	(16,537)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(355)	1,458	(19,929)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,371	1,913	21,842

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,016	$3,371	$1,913

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $6,514, tax expense of $1,035 and tax benefit of $1,527 in the years ended December 31, 2013, 2012 and 2011, respectively)	$10,629	$1,687	$(2,492)
Issuance of common stock as consideration for extinguishment of debt securities	$—	$(67,869)	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, including amount capitalized	$81,626	$71,140	$80,825
Income taxes	$30,158	$28,633	$20,371

See notes to Consolidated Financial Statements

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands except per share amounts)

1.	Description of Business and Summary of Significant Accounting Policies

Organization and Business — Sonic Automotive, Inc. (“Sonic” or the “Company”) is one of the largest automotive retailers in the United States (as measured by total revenue). As of December 31, 2013, Sonic operated 123 franchises in 14 states (representing 25 different brands of cars and light trucks) and 21 collision repair centers. For management and operational reporting purposes, Sonic groups certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of December 31, 2013, Sonic operated 102 stores. Sonic’s dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for its customers.

Principles of Consolidation — All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying Consolidated Financial Statements except for one fifty-percent owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying Consolidated Financial Statements.

Reclassifications — Individual dealerships sold, terminated or classified as held for sale are reported as discontinued operations. The results of operations of these dealerships for the years ended December 31, 2013, 2012 and 2011 are reported as discontinued operations for all periods presented. Determining whether a dealership will be reported as continuing or discontinued operations involves judgments such as whether a dealership will be sold or terminated, the period required to complete the disposition and the likelihood of changes to a plan for sale. If in future periods Sonic determines that a dealership should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, previously reported Consolidated Statements of Income are reclassified in order to reflect the current classification.

Recent Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that amended the reporting requirements for amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2012. See Note 13, “Accumulated Other Comprehensive Income (Loss),” for the impact of this accounting standard update on Sonic’s required disclosures.

In July 2013, the FASB issued an accounting standard update to reduce the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this accounting standard update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). Sonic was already in compliance with this accounting standard and does not expect it to have an impact on Sonic’s consolidated financial position, results of operations or cash flows.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Sonic’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates particularly related to allowance for credit loss, realization of inventory, intangible asset and deferred tax asset values, reserves for tax contingencies, legal matters, reserves for future commission revenue to be returned to the third party provider for early termination of customer contracts (“chargebacks”), results reported as continuing and discontinued operations, insurance reserves, lease exit accruals and certain accrued expenses.

Cash and Cash Equivalents — Sonic classifies cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, as cash and cash equivalents. In the event that Sonic is in a book overdraft cash position as of a reporting date, the book overdraft position is reclassified from cash and cash equivalents to trade accounts payable in the accompanying Consolidated Balance Sheets and is reflected as activity in trade accounts payable and other liabilities in the accompanying Consolidated Statements of Cash Flows. Sonic was in a book overdraft position in an amount of approximately $41.0 million and $39.9 million as of December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 and 2012, the amounts recorded as allowances for finance, insurance and service contract commission chargeback reserves were $14.9 million and $13.2 million, respectively, and were classified as other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets.

Floor Plan Assistance — Sonic receives floor plan assistance payments from certain manufacturers. This assistance reduces the carrying value of Sonic’s new vehicle inventory and is recognized as a reduction of cost of sales at the time the vehicle is sold. Amounts recognized as a reduction of cost of sales for continuing operations were $37.9 million, $32.1 million and $25.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Sonic recognized floor plan assistance related to discontinued operations for the year ended December 31, 2012 and 2011 of approximately $0.9 million and $1.4 million, respectively.

Contracts in Transit — Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between Sonic, as creditor, and the customer, as borrower, to acquire or lease a

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vehicle in situations where a third-party finance source has given Sonic initial, non-binding approval to assume Sonic’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction, and until such final approval is given, the contracts in transit represent amounts due from the customer to Sonic. Contracts in transit are included in receivables on the accompanying Consolidated Balance Sheets and totaled $190.0 million at December 31, 2013 and $183.2 million at December 31, 2012.

Accounts Receivable — In addition to contracts in transit, Sonic’s accounts receivable primarily consist of amounts due from the manufacturers for repair services performed on vehicles with a remaining factory warranty and amounts due from third parties from the sale of parts. Sonic evaluates receivables for collectability based on the age of the receivable, the credit history of the customer and past collection experience. The allowance for doubtful accounts receivable was not significant at December 31, 2013 and 2012.

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

Sonic assesses the valuation of all its vehicle and parts inventories and maintains a reserve where the cost basis exceeds the fair market value. In making this assessment for new vehicles, used vehicles and parts inventory, Sonic considers recent internal and external market data and the age of the vehicles to estimate the inventory’s fair market value. The risk with vehicle inventory is minimized by the fact that vehicles can be transferred within Sonic’s network of dealerships. The risk with parts inventories is minimized by the fact that excess or obsolete parts can also be transferred within Sonic’s network of dealerships or can usually be returned to the manufacturer. Recorded inventory reserves were not significant at December 31, 2013 and 2012.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceeds its fair value. The fair value of the asset would be determined based on the quoted market prices, if available. If quoted market prices are not available, Sonic determines fair value by using a discounted cash flow model. See Note 4, “Property and Equipment,” for a discussion of impairment charges.

Change in Accounting Principle — During the year ended December 31, 2013, Sonic voluntarily changed the date of its annual goodwill impairment test and other intangible assets impairment test from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides Sonic with additional time to prepare and complete the impairment test, including measurement of any indicated impairment of goodwill or other intangible assets, as necessary, prior to Sonic’s annual filings. This voluntary change in accounting principle was not made to delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively beginning on the October 1, 2013 measurement date.

Derivative Instruments and Hedging Activities — Sonic utilizes derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. Sonic documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. As of December 31, 2013, Sonic utilizes interest rate cash flow swap agreements (“cash flow swaps”) to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. See Note 6, “Long-Term Debt,” for further discussion of derivative instruments and hedging activities.

Goodwill — Goodwill is recognized to the extent that the purchase price of the acquisition exceeds the estimated fair value of the net assets acquired, including other identifiable intangible assets.

In accordance with “Intangibles — Goodwill and Other,” in the Accounting Standards Codification (the “ASC”), goodwill is tested for impairment at least annually, or more frequently when events or circumstances indicate that impairment might have occurred. The ASC also states that if an entity determines, based on an assessment of certain qualitative factors, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. Sonic concluded, based on the results of its step-one impairment test, as of October 1, 2013, that step two of the impairment evaluation was not necessary and no goodwill impairment was required.

In evaluating goodwill for impairment, if the fair value of the reporting unit is less than its carrying value, Sonic is then required to proceed to the second step of the impairment test. The second step involves allocating the calculated fair value to all of the assets and liabilities of the reporting unit as if the calculated fair value was the purchase price in a business combination. This allocation would include assigning value to any previously unrecognized identifiable assets (including franchise assets) which means the remaining fair value that would be allocated to goodwill would be significantly reduced. See discussion regarding franchise and dealer agreements acquired prior to July 1, 2001 under the heading “Other Intangible Assets” below. Sonic would then compare the fair value of the goodwill resulting from this allocation process to the carrying value of the goodwill with the difference representing the amount of impairment. The purpose of this second step is only to determine the amount of goodwill that should be recorded at fair value on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.

Sonic utilized a discounted cash flows (“DCF”) model to estimate its enterprise value. The significant assumptions in Sonic’s DCF model include projected earnings, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. To the extent the reporting unit’s earnings

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decline significantly or there are changes in one or more of these assumptions that would result in lower valuation results, it could cause the carrying value of the reporting unit to exceed its fair value and thus require Sonic to conduct the second step of the impairment test described above. In projecting the reporting unit’s earnings, Sonic develops many assumptions which may include, but are not limited to, revenue growth, internal revenue enhancement initiatives, cost control initiatives, internal investment programs (such as training, technology and infrastructure) and inventory floor plan borrowing rates. Sonic’s expectation of new vehicle unit sales is in part driven by its expectation of the new vehicle seasonally adjusted annual rate of sales (“SAAR”). The estimate of the industry SAAR in future periods is the basis of Sonic’s assumptions related to revenue growth in its DCF model because Sonic believes the historic and projected SAAR level is the best indicator of growth or contraction in the retail automotive industry. The level of SAAR assumed in Sonic’s projection of earnings for 2014 was approximately 15.5 million units with a step-up to 16.0 million units for the next few years.

Based on the results of Sonic’s step-one test as of October 1, 2013, Sonic’s fair value exceeds its carrying value. As a result, Sonic was not required to complete step-two of the impairment evaluation according to “Intangibles — Goodwill and Other,” in the ASC. The carrying value of Sonic’s goodwill totaled approximately $476.3 million at December 31, 2013. See Note 5, “Intangible Assets and Goodwill,” for further discussion of goodwill.

Other Intangible Assets — The principal identifiable intangible assets other than goodwill acquired in an acquisition are rights under franchise or dealer agreements with manufacturers. Sonic classifies franchise and dealer agreements as indefinite lived intangible assets as it has been Sonic’s experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. As such, Sonic believes that its franchise and dealer agreements will contribute to cash flows for an indefinite period, therefore the carrying amount of franchise rights is not amortized. Franchise and dealer agreements acquired after July 1, 2001 have been included in other intangible assets on the accompanying Consolidated Balance Sheets. Prior to July 1, 2001, franchise and dealer agreements were recorded and amortized as part of goodwill and remain as part of goodwill on the accompanying Consolidated Balance Sheets. Other intangible assets acquired in acquisitions include favorable lease agreements with definite lives which are amortized on a straight-line basis over the remaining lease term. In accordance with “Intangibles — Goodwill and Other,” in the ASC, Sonic evaluates franchise assets for impairment annually or more frequently if indicators of impairment exist. During the year ended December 31, 2013 Sonic evaluated its franchise assets for impairment as of October 1, 2013, as discussed above in “Change in Accounting Principle.”

Sonic utilized a DCF model to estimate the value of the franchise asset for each of its franchises with recorded franchise assets. The significant assumptions in Sonic’s DCF model include projected revenue, weighted average cost of capital (and estimates in the weighted average cost of capital inputs) and residual growth rates. In projecting the franchises’ revenue and growth rates, Sonic develops many assumptions which may include, but are not limited to, revenue growth, internal revenue enhancement initiatives, cost control initiatives, internal investment programs (such as training, technology and infrastructure) and inventory floor plan borrowing rates. Sonic’s expectation of revenue growth is in part driven by its expectation of the new vehicle SAAR. The estimate of the industry SAAR in future periods is the basis of Sonic’s assumptions related to new vehicle unit sales volumes in its DCF model because Sonic believes the historic and projected SAAR level is the best indicator of growth or contraction in the retail automotive industry. The level of SAAR assumed in Sonic’s projection of earnings for 2014 was approximately 15.5 million units with a step-up to 16.0 million units for the next few years.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic evaluates other intangible assets for impairment annually or more frequently if events or circumstances indicate possible impairment. Based on the results of Sonic’s testing as of October 1, 2013, Sonic determined that the fair value of the franchise assets exceeded the carrying value of the franchise assets for all but one of its franchises, resulting in a franchise asset impairment charge of $0.6 million during the year ended December 31, 2013, recorded in impairment charges in the accompanying Consolidated Statements of Income. See Note 5, “Intangible Assets and Goodwill,” for further discussion of franchise and dealer agreements.

Insurance Reserves — Sonic has various self-insured and high deductible casualty and other insurance programs which require the Company to make estimates in determining the ultimate liability it may incur for claims arising under these programs. These insurance reserves are estimated by management using actuarial evaluations based on historical claims experience, claims processing procedures, medical cost trends and, in certain cases, a discount factor. As of December 31, 2013 and 2012, Sonic had $23.6 million and $23.4 million, respectively, reserved for such programs.

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

Concentrations of Credit and Business Risk — Financial instruments that potentially subject Sonic to concentrations of credit risk consist principally of cash on deposit with financial institutions. At times, amounts invested with financial institutions exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Concentrations of credit risk with respect to receivables are limited primarily to automobile manufacturers,

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaling approximately $82.6 million and $71.6 million at December 31, 2013 and 2012, respectively, and financial institutions (which includes manufacturer-affiliated finance companies and contracts in transit), totaling approximately $210.3 million and $204.9 million at December 31, 2013 and 2012, respectively. Credit risk arising from trade receivables from commercial customers is reduced by the large number of customers comprising the trade receivables balances.

Since 2012, Sonic has participated in a program with one of its manufacturer-affiliated finance companies wherein Sonic maintains a deposit balance with the lender that earns floor plan interest rebates based on the lowest interest rate charged on new vehicle floor plan balances held with the lender. This deposit balance is not designated as a pre-payment of notes payable — floor plan, nor is it Sonic’s intent to use this amount to offset principal amounts owed under notes payable — floor plan in the future, although Sonic has the right and ability to do so. The deposit balance of $65.0 million and $60.0 million as of December 31, 2013 and 2012, respectively, is classified in other current assets in the accompanying Consolidated Balance Sheets, because there are restrictions on Sonic’s availability to withdraw these funds under certain circumstances. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Consolidated Statements of Income. In the years ended December 31, 2013 and 2012, the reduction in interest expense, floor plan, was approximately $1.0 million and $0.3 million, respectively.

Sonic is subject to a concentration of risk in the event of financial distress or other adverse events related to any of the automobile manufacturers whose franchised dealerships are included in Sonic’s brand portfolio. Sonic purchases its new vehicle inventory from various automobile manufacturers at the prevailing prices available to all franchised dealerships. In addition, Sonic finances a substantial portion of its new vehicle inventory with manufacturer-affiliated finance companies. Sonic’s results of operations could be adversely affected by the manufacturers’ inability to supply Sonic’s dealerships with an adequate supply of new vehicle inventory and related floor plan financing. Sonic also has concentrations of risk related to geographic markets in which its dealerships operate. Changes in overall economic, retail automotive or regulatory environments in one or more of these markets could adversely impact Sonic’s results of operations.

Financial Instruments and Market Risks — As of December 31, 2013 and 2012, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. See Note 11, “Fair Value Measurements,” for further discussion of the fair value and carrying value of Sonic’s fixed rate long-term debt.

Sonic has variable rate notes payable — floor plan, revolving credit facilities and other variable rate notes that expose Sonic to risks caused by fluctuations in the underlying interest rates. The total outstanding balance of such facilities before the effects of interest rate swaps was approximately $1.3 billion and $1.2 billion at December 31, 2013 and 2012, respectively. The counterparties to Sonic’s swap transactions consist of large financial institutions. Sonic could be exposed to loss in the event of non-performance by any of these counterparties.

Advertising — Sonic expenses advertising costs in the period incurred, net of earned cooperative manufacturer credits that represent reimbursements for specific, identifiable and incremental advertising costs. Advertising expense for continuing operations amounted to approximately $56.6 million, $50.3 million and $49.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, and has been classified as selling, general and administrative expense in the accompanying Consolidated Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic has cooperative advertising reimbursement agreements with certain automobile manufacturers it represents. These cooperative programs require Sonic to provide the manufacturer with support for qualified, actual advertising expenditures in order to receive reimbursement under these cooperative agreements. It is uncertain whether or not Sonic would maintain the same level of advertising expenditures if these manufacturers discontinued their cooperative programs. Cooperative manufacturer credits classified as an offset to advertising expenses were approximately $21.8 million, $22.0 million and $17.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Segment Information — Sonic has determined it has a single segment for purposes of reporting financial condition and results of operations.

2.	Business Acquisitions and Dispositions

Acquisitions

Sonic’s growth strategy is focused on metropolitan markets, predominantly in the Southeast, Southwest, Midwest and California. Under Sonic’s amended and restated syndicated revolving credit agreement and syndicated floor plan credit facility (the “2011 Credit Facilities”), Sonic is restricted from making dealership acquisitions in any fiscal year if the aggregate cost of all such acquisitions occurring in any fiscal year is in excess of specific amounts, or if the aggregate cost of such acquisitions is in excess of $175.0 million during the term of the agreement, without the written consent of the Required Lenders (as that term is defined in the 2011 Credit Facilities). With this restriction on Sonic’s ability to make dealership acquisitions, its acquisition growth strategy may be limited. See Note 6, “Long-Term Debt,” for further discussion of the 2011 Credit Facilities.

Sonic acquired two luxury franchises during the year ended December 31, 2013, for an aggregate purchase price of approximately $88.2 million in cash, net of cash acquired, including the underlying assets and real estate. These cash outflows were funded by cash from operations and borrowings under Sonic’s floor plan facilities. The balance sheet as of December 31, 2013 includes preliminary allocations of the purchase price of these acquisitions to the assets and liabilities acquired based on their estimated fair market values at the date of acquisition and are subject to final adjustment, principally related to the finalization of the dealership valuations. As a result of these allocations, Sonic has recorded the following related to 2013 acquisitions:

•	$46.6 million of net assets relating to dealership operations (includes real estate);

•	$19.5 million of indefinite life intangible assets representing rights acquired under franchise agreements, all of which is expected to be tax deductible; and

•	$22.1 million of goodwill, all of which is expected to be tax deductible.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information presents a summary of consolidated results from continuing operations as if all of the 2013 acquisitions had occurred at the beginning of 2012, after giving effect to certain adjustments, including interest expense on acquisition debt and related income tax effects. The pro forma financial information does not give effect to adjustments relating to net changes in floor plan interest expense resulting from renegotiated floor plan financing agreements or to reductions in salaries and fringe benefits of former owners or officers of acquired dealerships who have not been retained by Sonic or whose salaries have been reduced pursuant to employment agreements with Sonic. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the 2013 acquisitions actually been completed at the beginning of the periods presented. The following pro forma results from continuing operations are not necessarily indicative of the results of future operations:

	Year Ended December 31,
	2013	2012
	(In thousands)
Total revenues	$8,945,740	$8,531,424
Gross profit	$1,318,320	$1,261,954
Income from continuing operations before taxes	$129,588	$142,766
Net income from continuing operations	$85,024	$92,197
Diluted earnings per share from continuing operations	$1.59	$1.58

Dispositions

Sonic did not dispose of any dealerships during the years ended December 31, 2013 and 2011, and disposed of ten dealerships during the year ended December 31, 2012. The dispositions during the year ended December 31, 2012 generated cash of approximately $72.2 million. The operating gains or losses associated with these disposed dealerships are included in the amounts shown in the table below for all applicable periods.

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

Results associated with dealerships classified as discontinued operations were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income (loss) from operations	$(978)	$(9,946)	$(8,593)
Gain (loss) on disposal	(457)	10,265	(386)
Lease exit accrual adjustments and charges	(2,582)	(4,293)	(171)
Property impairment charges	—	(510)	(951)

Pre-tax income (loss)	$(4,017)	$(4,484)	$(10,101)

Total revenues	$—	$182,884	$350,369

Sonic allocates corporate-level interest to discontinued operations based on the net assets of the discontinued operations group. Interest allocated to discontinued operations for the years ended December 31, 2012 and 2011 was approximately $0.7 million and $1.2 million, respectively. No interest was allocated to the discontinued operations group for the year ended December 31, 2013.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories and Related Notes Payable — Floor Plan

Inventories consist of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
New vehicles	$938,263	$866,442
Used vehicles	171,909	175,957
Service loaners	108,136	81,384
Parts, accessories and other	63,830	54,183

Net inventories	$1,282,138	$1,177,966

Sonic finances all of its new and certain of its used vehicle inventory through standardized floor plan facilities with a syndicate of financial institutions and manufacturer-affiliated finance companies. The new and used floor plan facilities bear interest at variable rates based on prime and LIBOR. The weighted average interest rate for Sonic’s new vehicle floor plan facilities, for continuing operations and discontinued operations, was 1.86%, 2.02% and 2.39% for the years ended December 31, 2013, 2012 and 2011, respectively. Sonic’s floor plan interest expense related to the new vehicle floor plan arrangements is partially offset by amounts received from manufacturers in the form of floor plan assistance. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. For the years ended December 31, 2013, 2012 and 2011, for continuing operations and discontinued operations, Sonic recognized a reduction in cost of sales of approximately $37.9 million, $33.0 million and $26.7 million, respectively, related to manufacturer floor plan assistance.

The weighted average interest rate for Sonic’s used vehicle floor plan facilities, for continuing operations and discontinued operations, was 2.78%, 2.80% and 2.71% for the years ended December 31, 2013, 2012 and 2011, respectively.

The new and used floor plan facilities are collateralized by vehicle inventories and other assets, excluding franchise and dealer agreements, of the relevant dealership subsidiary. The new and used floor plan facilities contain a number of covenants, including, among others, covenants restricting Sonic with respect to the creation of liens and changes in ownership, officers and key management personnel. Sonic was in compliance with all of these restrictive covenants as of December 31, 2013.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Land	$194,639	$142,730
Building and improvements	569,619	476,846
Office equipment and fixtures	135,221	115,509
Parts and service equipment	70,950	62,678
Company vehicles	8,002	7,750
Construction in progress	27,716	39,139

Total, at cost	1,006,147	844,652
Less accumulated depreciation	(300,035)	(249,528)

Subtotal	706,112	595,124
Less assets held for sale	(4,101)	—

Property and equipment, net	$702,011	$595,124

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest capitalized in conjunction with construction projects and software development was approximately $2.5 million, $1.2 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, commitments for facility construction projects totaled approximately $13.4 million. Assets held for sale consist of land and buildings related to several properties that are not being used in operations. Amounts are included in other current assets in the accompanying Consolidated Balance Sheets.

During the years ended December 31, 2013, 2012 and 2011, property and equipment impairment charges were recorded as noted in the following table:

	Continuing Operations	Discontinued Operations
	(In thousands)
Year ended December 31,
2013	$9,272	$—
2012	$440	$510
2011	$200	$951

Impairment charges related to continuing operations were related to land and buildings held for sale, the abandonment of construction projects, the abandonment and disposal of dealership equipment or Sonic’s estimate that based on historical and projected operating losses for certain dealerships, these dealerships would not be able to recover recorded property and equipment asset balances.

5.	Intangible Assets and Goodwill

The changes in the carrying amount of franchise assets and goodwill for the years ended December 31, 2013 and 2012 were as follows:

	Franchise Assets	Net Goodwill
	(In thousands)
Balance, December 31, 2011	$64,835	$468,465	(1)
Reductions from dispositions	(4,200)	(14,241)

Balance, December 31, 2012	60,635	454,224	(1)
Additions through current year acquisitions	19,500	22,091
Reductions from impairment	(600)	—

Balance, December 31, 2013	$79,535	$476,315	(1)

(1)	Net of accumulated impairment losses of $796,725.

Goodwill

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

Based on the results of Sonic’s step-one test as of October 1, 2013, Sonic was not required to complete step two of the impairment evaluation. See the discussion under the heading “Goodwill” in Note 1, “Description of

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business and Summary of Significant Accounting Policies,” for further information about management’s assessment. As a result of Sonic’s impairment testing for the years ended December 31, 2013, 2012, and 2011, no goodwill impairment was required.

Intangible Assets

Franchise asset impairment charges of $0.6 million were recorded in continuing operations for the year ended December 31, 2013 to reduce the carrying value of the franchise asset to its estimated fair value based on the impairment evaluation performed as of October 1, 2013.

Definite life intangible assets consist of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Favorable lease agreements	$19,918	$19,918
Less accumulated amortization	(11,587)	(10,032)

Definite life intangibles, net	$8,331	$9,886

Franchise assets and definite life intangible assets are classified as other intangible assets, net, on the accompanying Consolidated Balance Sheets.

Amortization expense for definite life intangible assets was approximately $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The initial weighted-average amortization period for lease agreements and definite life intangible assets is 15 years.

Future amortization expense is as follows:

Year Ending December 31,	(In thousands)
2014	$1,189
2015	823
2016	823
2017	808
2018	644
Thereafter	4,044

Total	$8,331

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

Long-term debt consists of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
2011 Revolving Credit Facility(1)	$—	$6,176
9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”)	—	210,000
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	300,000	—
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	7,629	10,572
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	157,571	137,791
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	79,893	62,229
Net debt discount and premium(2)	(1,800)	(2,814)
Other	5,080	5,431

Total debt	$748,373	$629,385
Less current maturities	(18,216)	(18,587)

Long-term debt	$730,157	$610,798

(1)	The interest rate on the revolving credit facility was 2.00% above LIBOR at December 31, 2013 and 2.25% above LIBOR at December 31, 2012.

(2)	December 31, 2013 includes $1.6 million discount associated with the 7.0% Notes, $0.4 million premium associated with notes payable to a finance company and $0.6 million discount associated with mortgage notes payable. December 31, 2012 includes $1.1 million discount associated with the 9.0% Notes, $1.7 million discount associated with the 7.0% Notes, $0.7 million premium associated with notes payable to a finance company and $0.7 million discount associated with mortgage notes payable.

Future maturities of long-term debt are as follows:

Year Ending December 31,	Principal	Net of Discount/ Premium
	(In thousands)
2014	$18,092	$18,216
2015	28,394	28,327
2016	45,959	45,831
2017	32,299	32,156
2018	44,554	44,554
Thereafter	580,875	579,289

Total	$750,173	$748,373

2011 Credit Facilities

Sonic has a syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2011 Floor Plan Facilities”), collectively the “2011 Credit Facilities”, which are scheduled to mature on August 15, 2016.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2013, the 2012 Revolving Borrowing Base was approximately $158.0 million. Sonic had no outstanding borrowings as of December 31, 2013 and $32.0 million in outstanding letters of credit under the 2011 Revolving Credit Facility, resulting in total borrowing availability of $126.0 million under the 2011 Revolving Credit Facility based on balances as of December 31, 2013.

The 2011 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility, subject to a borrowing base (the “2011 Used Vehicle Floor Plan Facility”), in a combined amount up to $605.0 million. Sonic may, under certain conditions, request an increase in the 2011 Floor Plan Facilities of up to $175.0 million, which shall be allocated between the 2011 New Vehicle Floor Plan Facility and the 2011 Used Vehicle Floor Plan Facility as Sonic requests, with no more than 15% of the aggregate commitments allocated to the commitments under the 2011 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2011 Floor Plan Facilities are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries. The amounts outstanding under the 2011 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

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

9.0% Senior Subordinated Notes

On March 12, 2010, Sonic issued $210.0 million in aggregate principal amount of unsecured senior subordinated 9.0% Notes which were scheduled to mature on March 15, 2018. During the second quarter ended June 30, 2013, Sonic repurchased all of its outstanding 9.0% Notes using net proceeds from the issuance of the 5.0% Notes. Sonic paid approximately $237.2 million in cash, including accrued and unpaid interest, to extinguish the 9.0% Notes and recognized a loss of approximately $28.2 million on the repurchase of the 9.0% Notes, recorded in other income (expense), net, in the accompanying Consolidated Statements of Income. In addition to the loss on debt extinguishment, Sonic incurred a charge of approximately $0.8 million recorded in interest expense, other, net, related to the incremental interest incurred while both the 9.0% Notes and the 5.0% Notes were outstanding.

7.0% Senior Subordinated Notes

On July 2, 2012, Sonic issued $200.0 million in aggregate principal amount of unsecured senior subordinated 7.0% Notes which mature on July 15, 2022. The 7.0% Notes were issued at a price of 99.11% of the principal amount thereof, resulting in a yield to maturity of 7.125%. Sonic used the net proceeds from the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance of the 7.0% Notes and issued approximately 4.1 million shares of its Class A common stock to repurchase all of its outstanding 5.0% Convertible Notes. Remaining proceeds from the issuance of the 7.0% Notes were used for general corporate purposes, including repurchases of shares of Sonic’s Class A common stock. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013. Sonic may redeem the 7.0% Notes in whole or in part at any time after July 15, 2017 at the following redemption prices, which are expressed as percentages of the principal amount:

Redemption Price
Beginning on July 15, 2017	103.500%
Beginning on July 15, 2018	102.333%
Beginning on July 15, 2019	101.167%
Beginning on July 15, 2020 and thereafter	100.000%

In addition, on or before July 15, 2015, Sonic may redeem up to 35% of the aggregate principal amount of the 7.0% Notes at 107% of the par value of the 7.0% Notes plus accrued and unpaid interest with proceeds from certain equity offerings. The indenture also provides that holders of the 7.0% Notes may require Sonic to repurchase the 7.0% Notes at 101% of the par value of the 7.0% Notes, plus accrued and unpaid interest, if Sonic undergoes a Change of Control (as defined in the indenture).

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.0% Senior Subordinated Notes

On May 9, 2013, Sonic issued $300.0 million in aggregate principal amount of unsecured senior subordinated 5.0% Notes which mature on May 15, 2023. The 5.0% Notes were issued at 100.0% of the principal amount thereof. Sonic used the net proceeds from the issuance of the 5.0% Notes to repurchase all of its outstanding 9.0% Notes. Remaining proceeds from the issuance of the 5.0% Notes were used for general corporate purposes. Interest is payable semi-annually in arrears on May 15 and November 15 of each year. Sonic may redeem the 5.0% Notes in whole or in part at any time after May 15, 2018 at the following redemption prices, which are expressed as percentages of the principal amount:

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

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. Sonic was in compliance with all restrictive covenants as of December 31, 2013.

Balances outstanding under Sonic’s 5.0% Notes are guaranteed by all of Sonic’s operating domestic subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The non-domestic and non-operating subsidiaries that are not guarantors are considered to be minor.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.0% Convertible Senior Notes

On September 23, 2009, Sonic issued $172.5 million in principal of 5.0% Convertible Senior Notes which were scheduled to mature on October 1, 2029. During the year ended December 31, 2011, Sonic repurchased approximately $17.4 million of the aggregate outstanding principal amount of the 5.0% Convertible Notes and recorded a loss on repurchase of approximately $0.9 million in other income (expense), net, in the accompanying Consolidated Statements of Income. During the year ended December 31, 2012, Sonic repurchased all of the remaining aggregate outstanding principal amount of the 5.0% Convertible Notes and recorded a loss on debt extinguishment of approximately $19.9 million in other income (expense), net, in the accompanying Consolidated Statements of Income. In addition to the loss on debt extinguishment, Sonic incurred a charge of approximately $1.2 million during the year ended December 31, 2012, recorded in interest expense, other, net, related to the incremental interest incurred while both the 5.0% Convertible Notes and the 7.0% Notes were outstanding. During the year ended December 31, 2013, Sonic recorded a tax benefit of approximately $6.2 million related to the extinguishment as an increase to paid-in capital and a reduction to income taxes payable.

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At December 31, 2013, the outstanding principal balance on the Assumed Notes was approximately $7.6 million with a remaining unamortized premium balance of approximately $0.4 million.

Mortgage Notes

Sonic has mortgage financing totaling approximately $237.5 million in aggregate, related to 25 of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between 2014 and 2033. The weighted average interest rate was 4.09% at December 31, 2013.

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

Sonic was in compliance with the covenants under the 2011 Credit Facilities as of December 31, 2013. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio
Required ratio	1.05	1.20	5.50
December 31, 2013 actual	1.16	1.83	3.96

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

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the guarantee agreement) with a required ratio of no less than 1.50 to 1.00. As of December 31, 2013, the ratio was 3.59 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at December 31, 2013 was a net liability of approximately $16.3 million, with $11.6 million included in other accrued liabilities and $8.4 million included in other long-term liabilities, offset partially by an asset of approximately $3.7 million included in other assets in the accompanying Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2012 was a liability of approximately $34.3 million, with $12.1 million included in other accrued liabilities and $22.2 million included in other long-term liabilities in the accompanying Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount	Pay Rate	Receive Rate(1)	Maturing Date
(In millions)
$ 2.9	7.100%	one-month LIBOR + 1.50%	July 10, 2017
$ 9.3	4.655%	one-month LIBOR	December 10, 2017
$ 7.8(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0	3.280%	one-month LIBOR	July 1, 2015
$100.0	3.300%	one-month LIBOR	July 1, 2015
$ 6.6(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$ 50.0	2.767%	one-month LIBOR	July 1, 2014
$ 50.0	3.240%	one-month LIBOR	July 1, 2015
$ 50.0	2.610%	one-month LIBOR	July 1, 2014
$ 50.0	3.070%	one-month LIBOR	July 1, 2015
$100.0(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0(3)	0.788%	one-month LIBOR	July 1, 2016
$ 50.0(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0(5)	1.887%	one-month LIBOR	June 30, 2018

(1)	The one-month LIBOR rate was 0.168% at December 31, 2013.

(2)	Changes in fair value are recorded through earnings.

(3)	The effective date of these forward-starting swaps is July 1, 2015.

(4)	The effective date of this forward-starting swap is July 1, 2016.

(5)	The effective date of this forward-starting swap is July 3, 2017.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the cash flow swaps not designated as hedges (changes in the fair value are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense, other, net, in the accompanying Consolidated Statements of Income. For the years ended December 31, 2013 and 2012, these items were a benefit of approximately $0.9 million and $0.7 million, respectively, and a charge of approximately $0.8 million for the year ended December 31, 2011.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Consolidated Statements of Comprehensive Income and is disclosed in the supplemental schedule of non-cash financing activities in the accompanying Consolidated Statements of Cash Flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $11.8 million, $13.4 million and $17.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in interest expense, other, net, in the accompanying Consolidated Statements of Income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying Consolidated Statements of Cash Flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $7.2 million.

7.	Income Taxes

The provision for income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$33,367	$22,982	$3,677
State	5,647	1,090	8,646

Total current	39,014	24,072	12,323
Deferred	5,329	25,900	39,408

Total provision for income taxes — (benefit) expense	$44,343	$49,972	$51,731

The reconciliation of the statutory federal income tax rate with Sonic’s federal and state overall effective income tax rate from continuing operations is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal rate	35.00%	35.00%	35.00%
Effective state income tax rate	3.22%	4.22%	3.92%
Valuation allowance adjustments	0.33%	(3.15%)	—
Uncertain tax positions	(1.76%)	(3.37%)	(0.40%)
Other	(2.42%)	2.68%	0.30%

Effective tax rate	34.37%	35.38%	38.82%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Sonic’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Accruals and reserves	$38,931	$40,944
State net operating loss carryforwards	10,194	11,093
Fair value of interest rate swaps	6,185	12,999
Interest and state taxes associated with the liability for uncertain income tax positions	1,910	3,260
Other	701	269

Total deferred tax assets	57,921	68,565
Deferred tax liabilities:
Basis difference in inventory	(1,636)	(2,055)
Basis difference in property and equipment	(1,978)	(9,993)
Basis difference in goodwill	(57,028)	(36,381)
Other	(2,328)	(3,791)

Total deferred tax liability	(62,970)	(52,220)
Valuation allowance	(6,758)	(6,333)

Net deferred tax asset (liability)	$(11,807)	$10,012

Net short-term deferred tax asset balances were approximately $15.9 million and $16.5 million at December 31, 2013 and 2012, respectively, and are recorded in other current assets on the accompanying Consolidated Balance Sheets. Net long-term deferred tax asset balances were approximately $3.9 and $4.3 million at December 31, 2013 and 2012, respectively, and are recorded in other assets on the accompanying Consolidated Balance Sheets. Net long-term deferred tax liability balances were approximately $31.6 million and $10.8 million at December 31, 2013 and 2012, respectively, and are recorded in deferred income taxes on the accompanying Consolidated Balance Sheets.

Sonic has approximately $283.6 million in gross state net operating loss carryforwards that will expire between 2015 and 2032. Management reviews these carryforward positions, the time remaining until expiration and other opportunities to realize these carryforwards in making an assessment as to whether it is more likely than not that these carryforwards will be realized. The results of future operations, regulatory framework of the taxing authorities and other related matters cannot be predicted with certainty, and therefore, differences from the assumptions used in the development of management’s judgment could occur. As of December 31, 2013, Sonic had recorded a valuation allowance amount of approximately $6.8 million related to certain state net operating loss carryforward deferred tax assets as Sonic determined that it would not be able to generate sufficient state taxable income in the related entities to realize the accumulated net operating loss carryforward balances.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 1, 2013, Sonic had liabilities of approximately $11.5 million recorded related to unrecognized tax benefits. Included in the liabilities related to unrecognized tax benefits at January 1, 2013, was approximately $2.4 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. It is Sonic’s policy to classify the expense related to interest and penalties to be paid on underpayments of income taxes within income tax expense. A summary of the changes in the liability related to Sonic’s unrecognized tax benefits is presented below.

	2013	2012	2011
	(In thousands)
Unrecognized tax benefit liability, January 1(1)	$9,097	$13,689	$22,535
Prior period positions:
Increases	409	35	684
Decreases	(233)	(1,101)	—
Increases from current period positions	799	1,155	1,498
Settlements	(1,721)	(2,924)	(9,391)
Lapse of statute of limitations	(1,164)	(1,275)	(1,175)
Other	(494)	(482)	(462)

Unrecognized tax benefit liability, December 31(2)	$6,693	$9,097	$13,689

(1)	Excludes accrued interest and penalties of $2.4 million, $4.9 million and $5.1 million at January 1, 2013, 2012 and 2011, respectively.

(2)	Excludes accrued interest and penalties of $1.1 million, $2.4 million and $4.9 million at December 31, 2013, 2012 and 2011, respectively. Amount presented is net of state net operating losses of $1.0 million, $1.3 million and $3.5 million at December 31, 2013, 2012 and 2011, respectively.

Approximately $3.0 million and $5.5 million of the unrecognized tax benefits as of December 31, 2013 and 2012, respectively, would ultimately affect the income tax rate if recognized. Included in the December 31, 2013 recorded liability is approximately $1.1 million related to interest and penalties which Sonic has estimated may be paid as a result of its tax positions. Sonic does not anticipate any significant changes in its unrecognized tax benefit liability within the next twelve months.

Sonic and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state jurisdictions. Sonic’s 2010 through 2013 United States federal income tax returns remain open to examination by the Internal Revenue Service. Sonic and its subsidiaries’ state income tax returns are open to examination by state taxing authorities for years ranging from 2006 to 2013.

8.	Related Parties

Certain of Sonic’s dealerships purchase the zMAX micro-lubricant from Oil-Chem Research Company (“Oil-Chem”), a subsidiary of Speedway Motorsports, Inc. (“SMI”), whose Chairman and Chief Executive Officer is O. Bruton Smith, also Sonic’s Chairman and Chief Executive Officer, for resale to Fixed Operations customers of Sonic’s dealerships in the ordinary course of business. Total purchases from Oil-Chem by Sonic dealerships were approximately $2.0 million in both of the years ended December 31, 2013 and 2012, and $1.5 million in the year ended December 31, 2011.

Sonic participates in various aircraft-related transactions with Sonic Financial Corporation (“SFC”), an entity controlled by Mr. O. Bruton Smith. Such transactions include, but are not limited to, the use of aircraft owned by SFC for business-related travel by Sonic executives, a management agreement with SFC for storage

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and maintenance of aircraft leased by Sonic from unrelated third parties, and use of Sonic’s aircraft for business-related travel by certain affiliates of SFC. Sonic incurred net expenses of approximately $0.9 million, $0.9 million and $0.6 million in the years ended December 31, 2013, 2012 and 2011, respectively, in aircraft-related transactions with related parties.

Sonic’s dealerships sold new and used vehicles to various SMI subsidiaries totaling approximately $0.1 million, $0.2 million and $0.3 million in the years ended December 31, 2013, 2012 and 2011, respectively. Sonic purchased merchandise from SMI Properties, a subsidiary of SMI, totaling approximately $0.7 million, $0.6 million and $0.6 million in the years ended December 31, 2013, 2012 and 2011, respectively. Through August 15, 2011, Sonic leased office space for a majority of its headquarters personnel in Charlotte, North Carolina, from a subsidiary of SFC. Aggregate rent expense under this lease was approximately $0.4 million for the year ended December 31, 2011.

9.	Capital Structure and Per Share Data

Preferred Stock — Sonic has 3,000,000 shares of “blank check” preferred stock authorized with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors has designated 300,000 shares of preferred stock as Class A convertible preferred stock, par value $0.10 per share (the “Preferred Stock”) which is divided into 100,000 shares of Series I Preferred Stock, 100,000 shares of Series II Preferred Stock, and 100,000 shares of Series III Preferred Stock. There were no shares of Preferred Stock issued or outstanding at December 31, 2013 and 2012.

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

Share Repurchases — Sonic’s Board of Directors has authorized Sonic to expend up to $495.0 million to repurchase shares of its Class A common stock. As of December 31, 2013, Sonic had repurchased a total of approximately 20.9 million shares of Class A common stock at an average price per share of approximately $16.68 and had redeemed 13,801.5 shares of Class A convertible preferred stock at an average price of $1,000 per share. As of December 31, 2013, Sonic had approximately $132.5 million remaining under the Board’s authorization.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Share Data — The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans, Class A common stock purchase warrants and the 5.0% Convertible Notes. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,556	$84,678		$(3,060)		$81,618
Effect of participating securities:
Non-vested restricted stock and stock units		(601)		—		(601)

Basic earnings (loss) and shares	52,556	$84,077	$1.60	$(3,060)	$(0.06)	$81,017	$1.54
Effect of dilutive securities:
Stock compensation plans	385

Diluted earnings (loss) and shares	52,941	$84,077	$1.59	$(3,060)	$(0.06)	$81,017	$1.53

	Year Ended December 31, 2012
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	53,550	$91,261		$(2,160)		$89,101
Effect of participating securities:
Non-vested restricted stock and stock units		(1,381)		—		(1,381)

Basic earnings (loss) and shares	53,550	$89,880	$1.68	$(2,160)	$(0.04)	$87,720	$1.64
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	6,411	4,617		64		4,681
Stock compensation plans	445

Diluted earnings (loss) and shares	60,406	$94,497	$1.56	$(2,096)	$(0.03)	$92,401	$1.53

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,358	$81,531		$(5,277)		$76,254
Effect of participating securities:
Non-vested restricted stock and stock units		(1,056)		—		(1,056)

Basic earnings (loss) and shares	52,358	$80,475	$1.54	$(5,277)	$(0.10)	$75,198	$1.44
Effect of dilutive securities:
Contingently convertible debt (5.0% Convertible Notes)	12,517	9,093		207		9,300
Stock compensation plans	589

Diluted earnings (loss) and shares	65,464	$89,568	$1.37	$(5,070)	$(0.08)	$84,498	$1.29

In addition to the stock options included in the tables above, options to purchase approximately 0.8 million, 1.0 million and 1.9 million shares of Class A common stock were outstanding during the years ended December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted net income per share because the options were not dilutive.

10.	Employee Benefit Plans

Substantially all of the employees of Sonic are eligible to participate in a 401(k) plan. Contributions by Sonic to the 401(k) plan were approximately $7.2 million, $4.4 million and $1.6 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Compensation Plans

Sonic currently has three active stock compensation plans: the Sonic Automotive, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), the Sonic Automotive, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), and the Sonic Automotive, Inc. 2012 Formula Restricted Stock Plan for Non-Employee Directors (the “2012 Formula Plan”). Effective February 19, 2014, new grants of equity awards under the 2004 Plan were no longer permitted. Stock options outstanding, non-vested restricted stock awards and restricted stock units previously granted under the 2004 Plan were unaffected by this change in plan status. Sonic has two additional terminated plans with outstanding grants as of December 31, 2013: the Sonic Automotive, Inc. Formula Stock Option Plan for Independent Directors (the “Formula Plan”) and the Sonic Automotive, Inc. 1997 Stock Option Plan (the “1997 Plan”). Collectively, these are referred to as the “Stock Plans.” During the second quarter of 2009, Sonic’s stockholders approved an increase in the number of shares of Sonic’s Class A common stock authorized for issuance under the 2004 Plan to 5,000,000 shares. During the first quarter of 2012, Sonic’s stockholders voted to approve the 2012 Plan and the 2012 Formula Plan, with authorization for issuance of 300,000 shares and 2,000,000 shares for the 2012 Formula Plan and the 2012 Plan, respectively. Simultaneously, the Sonic Automotive, Inc. 2005 Formula Restricted Stock Plan for Non-Employee Directors (the “2005 Formula Plan”) was terminated (there were no outstanding grants under this plan as of December 31, 2013).

The Stock Plans were adopted by the Board of Directors in order to attract and retain key personnel. Under the 2012 Plan and the 2004 Plan, options to purchase shares of Class A common stock may be granted to key

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees of Sonic and its subsidiaries and to officers, directors, consultants and other individuals providing services to Sonic. The options are granted at the fair market value of Sonic’s Class A common stock at the date of grant, typically vest over a period ranging from six months to three years, are exercisable upon vesting and expire ten years from the date of grant. The 2012 Plan and the 2004 Plan also authorized the issuance of non-vested restricted stock awards and restricted stock units. Non-vested restricted stock award and restricted stock unit grants under the 2012 Plan and the 2004 Plan typically vest over a period ranging from one to three years. The 2012 Formula Plan provides for grants of non-vested restricted stock awards to non-employee directors and restrictions on those shares expire on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Individuals holding non-vested restricted stock awards under the 2012 Plan, the 2012 Formula Plan and the 2004 Plan have voting rights and certain grants may receive dividends on non-vested shares. Individuals holding restricted stock units under the 2012 Plan and the 2004 Plan do not have voting rights and certain grants may receive dividends on non-vested shares. Sonic issues new shares of Class A common stock to employees and directors to satisfy its option exercise and stock grant obligations. To offset the effects of these transactions, Sonic will periodically buy back shares of Class A common stock after considering cash flow, market conditions and other factors.

A summary of the status of the options related to the Stock Plans is presented below:

	Options Outstanding	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share data, term in years)
Balance at December 31, 2012	1,755	$1.81	—	30.07	$18.67	3.4	$8,372
Exercised	(173)	1.81	—	23.78	14.15
Forfeited	(64)	19.23	—	30.07	27.00

Balance at December 31, 2013	1,518	$1.81	—	30.07	$18.83	2.5	$9,831

Exercisable	1,518	$1.81	—	30.07	$18.83	2.5	$9,831

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per option data)
Intrinsic value of options exercised	$1,657	$7,427	$4,039
Fair value of options vested	$—	$426	$444

Sonic recognizes compensation expense within selling, general and administrative expenses related to the options in the Stock Plans. No compensation expense was recognized during the year ended December 31, 2013 as all previous option grants were completely vested prior to December 31, 2012. Sonic recognized compensation expense related to the options in the Stock Plans of approximately $0.1 million and $0.4 million in the years ended December 31, 2012 and 2011, respectively. Tax benefits recognized related to the compensation expenses were approximately $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of non-vested restricted stock award and restricted stock unit grants related to the Stock Plans is presented below:

	Non-vested Restricted Stock Awards and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Balance at December 31, 2012	827	$15.53
Granted	561	$23.10
Forfeited(1)	(193)	$20.64
Vested	(390)	$13.78

Balance at December 31, 2013	805	$20.42

(1)	Includes estimated forfeiture of restricted stock units granted to certain executive officers during the year ended December 31, 2013. This forfeiture was based on estimated achievement of specified earnings per share performance for the year ended December 31, 2013, to be certified during 2014.

During the year ended December 31, 2013, approximately 538,000 restricted stock units were awarded to Sonic’s executive officers and other key associates under the 2004 Plan. These awards were made in connection with establishing the objective performance criteria for the year ended December 31, 2013 incentive compensation and vest over one to three years. The restricted stock units awarded to executive officers and other key associates are subject to forfeiture, in whole or in part, based upon specified measures of Sonic’s earnings per share performance for the year ended December 31, 2013, continuation of employment and compliance with any restrictive covenants contained in any agreement between Sonic and the respective officer and other key associates. Also in the year ended December 31, 2013, approximately 23,000 non-vested restricted stock awards were granted to Sonic’s Board of Directors pursuant to the 2012 Formula Plan and vest on the earlier of the first anniversary of the grant date or the day before the next annual meeting of Sonic’s stockholders. Sonic recognized compensation expense within selling, general and administrative expenses related to non-vested restricted stock awards and restricted stock units of approximately $7.2 million, $5.0 million and $3.3 million in the years ended December 31, 2013, 2012 and 2011, respectively. Tax benefits recognized related to the compensation expenses were approximately $2.7 million, $1.9 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total compensation cost related to non-vested restricted stock awards and restricted stock units not yet recognized at December 31, 2013 was approximately $10.2 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

Supplemental Executive Retirement Plan

On December 7, 2009, the Compensation Committee of Sonic’s Board of Directors approved and adopted the Sonic Automotive, Inc. Supplemental Executive Retirement Plan (the “SERP”) to be effective as of January 1, 2010. The SERP is a nonqualified deferred compensation plan that is unfunded for federal tax purposes. The SERP includes 9 active members of senior management at December 31, 2013. The purpose of the SERP is to attract and retain key members of management by providing a retirement benefit in addition to the benefits provided by Sonic’s tax-qualified and other nonqualified deferred compensation plans.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the status of the SERP:

	Year Ended December 31,
	2013	2012
	(In thousands)
Change in projected benefit obligation:
Obligation at January 1, 2013	$4,411	$2,392
Service cost	1,967	1,638
Interest cost	169	105
Actuarial loss (gain)	(1,191)	276
Benefits paid	(93)	—

Obligation at December 31, 2013(1)	$5,263	$4,411

Accumulated benefit obligation	$4,089	$3,420

(1)	Included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

	Year Ended December 31,
	2013	2012
	(In thousands)
Change in fair value of plan assets:
Plan assets at January 1, 2013	$—	$—
Employer contributions	93	—
Benefits paid	(93)	—

Plan assets at December 31, 2013	—	—

Funded status recognized	$(5,263)	$(4,411)

The following table provides the cost components of the SERP:

	Year Ended December 31,
(In thousands)	2013	2012
Service cost	$1,967	$1,638
Interest cost	169	105

Net Pension expense (benefit)	$2,136	$1,743

The weighted average assumptions used to determine the benefit obligation and net periodic benefit costs consist of:

	As of December 31,
	2013	2012
Discount rate	4.85%	3.85%
Rate of compensation increase	3.00%	3.00%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future benefit payments expected to be paid for each of the next five years and the sum of the payments expected for the next five years thereafter are:

Year Ending December 31,	Estimated Future Benefit Payments
(In thousands)
2014	$179
2015	$131
2016	$131
2017	$131
2018	$131
2019 - 2023	$1,227

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sonic’s participation in the AI Pension Plan for the years ended December 31, 2013, 2012 and 2011 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (the “EIN”). Unless otherwise noted, the most recent Pension Protection Act of 2006 (the “PPA”) zone status available in the years ended December 31, 2013 and 2012 is for the plan’s year-end at December 31, 2012, and December 31, 2011, respectively. The zone status is based on information that Sonic received from the AI Pension Plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a Financial Improvement Plan (the “FIP”) or a Rehabilitation Plan (the “RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plan is subject. The number of employees covered by Sonic’s multi-employer plans decreased 5.1% from December 31, 2011 to December 31, 2012 and increased 7.1% from December 31, 2012 to December 31, 2013, affecting the period-to-period comparability of the contributions for years ended December 31, 2013, 2012 and 2011.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status	Sonic Contributions			Surcharge Imposed	Collective- Bargaining Agreement Expiration Date(1)
Pension Fund		2013	2012	Pending / Implemented	Year Ended December 31,
					2013	2012	2011
					(In thousands)
AI Pension Plan	94-1133245	Red	Red	RP Implemented	$135	$120	$120	Yes	Between August 31, 2014 and November 29, 2017

(1)	Collective bargaining agreement expiration dates vary by union and dealership. Dates shown represent the range of the earliest and latest stated expirations for our union employees, noting certain of our collective bargaining agreements are expired as of December 31, 2013 and are currently under negotiation.

Sonic’s participating dealership subsidiaries were not listed in the AI Pension Plan’s Form 5500 as providing more than 5% of the total contributions for the plan years ended December 31, 2012 and December 31, 2011. In June 2006, Sonic received information that the AI Pension Plan was substantially underfunded as of December 31, 2005. In July 2007, Sonic received updated information that the AI Pension Plan continued to be substantially underfunded as of December 31, 2006, with the amount of such underfunding increasing versus year end 2005. In March 2008, the Board of Trustees of the AI Pension Plan notified participants, participating employers and local unions that the AI Pension Plan’s actuary, in accordance with the requirements of the PPA, had issued a certification that the AI Pension Plan is in Critical Status effective with the plan year commencing January 1, 2008. In conjunction with the AI Pension Plan’s Critical Status, the Board of Trustees of the AI Pension Plan adopted a rehabilitation plan that implements reductions or eliminations of certain adjustable benefits that were previously available under the AI Pension Plan (including some forms of early retirement benefits, and disability and death benefits, among other items), and also implemented a requirement on all participating employers to increase employer contributions to the AI Pension Plan for a seven year period which commenced in 2013. Under applicable federal law, any employer contributing to a multi-employer pension plan that completely ceases participating in the plan while the plan is underfunded is subject to payment of such employer’s assessed share of the aggregate unfunded vested benefits of the plan. In certain circumstances, an employer can be assessed withdrawal liability for a partial withdrawal from a multi-employer pension plan. In addition, if the financial condition of the AI Pension Plan were to continue to deteriorate to the point that the AI Pension Plan is forced to terminate and be administered by the Pension Benefit Guaranty Corporation (the “PBGC”), the participating employers could be subject to assessments by the PBGC to cover the participating employers’ assessed share of the unfunded vested benefits. If any of these adverse events were to occur in the future, it could result in a substantial withdrawal liability assessment to Sonic.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets or liabilities recorded at fair value in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	December 31, 2013	December 31, 2012
	(In thousands)
Assets:
Cash surrender value of life insurance policies(1)	$25,301	$21,442
Cash flow swaps designated as hedges(1)	3,707	—

Total assets	$29,008	$21,442

Liabilities:
Cash flow swaps designated as hedges(2)	$17,995	$31,431
Cash flow swaps not designated as hedges(3)	2,046	2,858
Deferred compensation plan(4)	14,842	13,798

Total liabilities	$34,883	$48,087

(1)	Included in other assets in the accompanying Consolidated Balance Sheets.

(2)	As of December 31, 2013, approximately $10.6 million and $7.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. As of December 31, 2012, approximately $11.4 million and $20.0 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

(3)	As of December 31, 2013, approximately $1.0 million was included in both other accrued liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2012, approximately $0.7 million and $2.2 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

(4)	Included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

The carrying value of assets or liabilities measured at fair value on a non-recurring basis but not completely adjusted to fair value in the in the accompanying Consolidated Balance Sheets as of December 31, 2013, are included in the table below. Certain components of long-lived assets held and used have been adjusted to fair value through impairment charges as discussed in Note 4, “Property and Equipment.”

	Balance as of December 31, 2013	Significant Unobservable Inputs (Level 3) as of December 31, 2013	Total Gains / (Losses) for the Year Ended December 31, 2013
	(In thousands)
Long-lived assets held and used(1)	$702,011	$702,011	$(6,036)
Long-lived assets held for sale(1)	$4,101	$4,101	$(3,236)
Goodwill(2)	$476,315	$476,315	$—
Franchise assets(2)	$79,535	$79,535	$(600)

(1)	See Notes 1 and 4 for discussion.

(2)	See Notes 1 and 5 for discussion.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013 and December 31, 2012, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable-floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
9.0% Notes(1)	$—	$—	$231,525	$208,923
7.0% Notes(1)	$218,000	$198,414	$222,000	$198,282
5.0% Notes(1)	$285,000	$300,000	$—	$—
Mortgage Notes(2)	$165,381	$157,571	$148,244	$137,791
Assumed Notes(2)	$7,636	$7,993	$10,592	$11,289
Other(2)	$4,774	$5,080	$4,971	$5,341

(1)	As determined by market quotations as of December 31, 2013 and December 31, 2012, respectively (Level 1).

(2)	As determined by discounted cash flows (Level 3).

12.	Commitments and Contingencies

Facility and Equipment Leases

Of the approximate $2.9 million of lease exit expense recorded for the year ended December 31, 2013, $0.3 million related to adjustments to lease exit accruals recorded in previous years for the present value of the lease payments, net of estimated sublease rentals, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. The remaining $2.6 million lease exit expense was related to interest charges for dealerships for which lease exit accruals exist. A summary of the activity of these operating lease accruals consists of the following:

(In thousands)
Balance, December 31, 2012	$32,983
Lease exit expense(1)	2,915
Payments(2)	(8,664)

Balance, December 31, 2013	$27,234

(1)	Expense of approximately $0.3 million is recorded in interest expense, other, net, expense of approximately $0.1 million is recorded in selling, general and administrative expenses, and expense of approximately $2.6 million is recorded in income (loss) from operations and the sale of dealerships in the accompanying Consolidated Statements of Income.

(2)	Amount is recorded as an offet to rent expense in selling, general and administrative expenses, with approximately $1.2 million in continuing operations and $7.5 million in income (loss) from operations and the sale of dealerships in the accompanying Consolidated Statements of Income.

Sonic leases facilities for the majority of its dealership operations under operating lease arrangements. These facility lease arrangements normally have fifteen to twenty year terms with one or two ten year renewal options and do not contain provisions for contingent rent related to dealership’s operations. Many of the leases

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are subject to the provisions of a guaranty and subordination agreement that contains financial and affirmative covenants. Sonic was in compliance with these covenants at December 31, 2013. Approximately 20% of these facility leases have payments that may vary based on interest rates.

Minimum future lease payments for facility leases and future receipts from subleases as required under non-cancelable operating leases for both continuing and discontinued operations based on current interest rates in effect are as follows:

Year Ending December 31,	Future Minimum Lease Payments, Net	Receipts from Future Subleases
	(In thousands)
2014	$102,792	$(18,298)
2015	$90,972	$(17,283)
2016	$85,601	$(15,131)
2017	$73,700	$(9,719)
2018	$60,742	$(7,840)
Thereafter	$183,232	$(25,798)

Total lease expense for continuing operations for the years ended December 31, 2013, 2012 and 2011 was approximately $99.6 million, $102.4 million and $103.2 million, respectively. Total lease expense for discontinued operations for the years ended December 31, 2013, 2012 and 2011 was approximately $1.1 million, $6.2 million and $5.7 million, respectively. The total net contingent rent benefit related to a decrease in interest rates since the underlying leases commenced was approximately $2.3 million and $0.6 million for continuing and discontinued operations, respectively, for each of the years ended December 31, 2013, 2012 and 2011.

Many of Sonic’s facility operating leases are subject to affirmative and financial covenant provisions related to a subordination and guaranty agreement executed with the landlord of many of its facility properties. The required financial covenants related to certain lease agreements are as follows:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio	Minimum EBTDAR to Rent Ratio
Required ratio	1.05	1.20	5.50	1.50
December 31, 2013 actual	1.16	1.83	3.96	3.59

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

In connection with dealership dispositions and facility relocations, certain of Sonic’s subsidiaries have assigned or sublet to the buyer its interests in real property leases associated with such dealerships. In general, the

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. These obligations are included within the future minimum lease payments, net, in the table above. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. The total amount relating to this risk is approximately $94.1 million, which is the total of the receipts from future subleases in the table under the heading “Facility and Equipment Leases” above. However, there are situations where Sonic has assigned a lease to the buyer and Sonic was not able to obtain a release from the landlord. In these situations, although Sonic is no longer the primary obligor, Sonic is contingently liable if the buyer does not perform under the lease terms. The total estimated minimum lease payments remaining related to these leases totaled approximately $7.2 million at December 31, 2013. However, in accordance with the terms of the assignment and sublease agreements, the assignees and sub-lessees have generally agreed to indemnify Sonic and its subsidiaries in the event of non-performance. Additionally, in connection with certain dispositions, Sonic has obtained indemnifications from the parent company or owners of these assignees and sub-lessees in the event of non-performance.

In accordance with the terms of agreements entered into for the sale of Sonic’s dealerships, Sonic generally agrees to indemnify the buyer from certain liabilities and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $14.0 million at December 31, 2013. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at December 31, 2013.

Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was approximately $2.8 million at December 31, 2013.

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

Included in other accrued liabilities at December 31, 2013 and 2012 was approximately $1.2 million and $3.4 million, respectively, in reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the year ended December 31, 2013 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Year Ended December 31, 2013
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2012	$(19,488)	$(475)	$(19,963)
Other comprehensive income (loss) before reclassifications(1)	3,329	752	4,081
Amounts reclassified out of accumulated other comprehensive income (loss)(2)	7,300	—	7,300

Net current-period other comprehensive income (loss)	10,629	752	11,381

Balance at December 31, 2013	$(8,859)	$277	$(8,582)

(1)	Net of tax expense of $2,040 related to gains and losses on cash flow hedges, and $460 related to the defined benefit pension plan.

(2)	Net of tax expense of $4,474.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans.”

14.	Summary of Quarterly Financial Data (Unaudited)

The following table summarizes Sonic’s results of operations as presented in the accompanying Consolidated Statements of Income by quarter for the years ended December 31, 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2013
Total revenues(1)	$2,083,166	$2,202,436	$2,242,197	$2,315,369
Gross profit(1)	$313,020	$323,806	$326,081	$338,700
Net income (loss)(2)	$21,291	$8,916	$23,327	$28,084
Earnings (loss) per common share — Basic(2)(3)	$0.40	$0.17	$0.44	$0.53
Earnings (loss) per common share — Diluted(2)(3)	$0.40	$0.17	$0.44	$0.53
Year Ended December 31, 2012
Total revenues(1)	$1,927,066	$2,121,946	$2,127,721	$2,188,735
Gross profit(1)	$303,754	$312,852	$304,428	$314,119
Net income (loss)(2)	$20,498	$28,179	$10,042	$30,382
Earnings (loss) per common share — Basic(2)(3)	$0.39	$0.53	$0.18	$0.55
Earnings (loss) per common share — Diluted(2)(3)	$0.35	$0.47	$0.18	$0.55

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

Net income for the second quarter ended June 30, 2013 includes loss on extinguishment of debt of approximately $28.2 million and a charge of approximately $0.8 million related to incremental interest incurred while both the 9.0% Notes and 5.0% Notes were outstanding.

Net income for the fourth quarter ended December 31, 2013 includes impairment charges of approximately $9.9 million.