Form 10-Q
period 2014-03-31
SONIC AUTOMOTIVE INC
filed 2014-04-24
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 17, 2014, there were 40,532,948 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

INDEX TO FORM 10-Q

		Page

PART I – FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Statements of Income – First Quarters Ended March 31, 2014 and March 31, 2013	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income – First Quarters Ended March 31, 2014 and March 31, 2013	4

	Unaudited Condensed Consolidated Balance Sheets – March 31, 2014 and December 31, 2013	5

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity – First Quarter Ended March 31, 2014	6

	Unaudited Condensed Consolidated Statements of Cash Flows – First Quarters Ended March 31, 2014 and March 31, 2013	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34

ITEM 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors	36

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

ITEM 6.	Exhibits	38

SIGNATURES		40
EXHIBIT INDEX		41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	First Quarter Ended March 31,
	2014	2013
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,146,620	$1,143,056
Used vehicles	559,816	526,182
Wholesale vehicles	41,598	51,792

Total vehicles	1,748,034	1,721,030
Parts, service and collision repair	318,771	296,642
Finance, insurance and other, net	69,581	65,494

Total revenues	2,136,386	2,083,166
Cost of Sales:
New vehicles	(1,079,947)	(1,076,586)
Used vehicles	(519,123)	(488,152)
Wholesale vehicles	(41,691)	(52,995)

Total vehicles	(1,640,761)	(1,617,733)
Parts, service and collision repair	(166,625)	(152,413)

Total cost of sales	(1,807,386)	(1,770,146)
Gross profit	329,000	313,020
Selling, general and administrative expenses	(263,973)	(245,824)
Impairment charges	(3)	(15)
Depreciation and amortization	(14,381)	(12,134)

Operating income (loss)	50,643	55,047
Other income (expense):
Interest expense, floor plan	(4,689)	(5,213)
Interest expense, other, net	(13,818)	(14,359)
Other income (expense), net	97	95

Total other income (expense)	(18,410)	(19,477)

Income (loss) from continuing operations before taxes	32,233	35,570
Provision for income taxes - benefit (expense)	(12,249)	(13,873)

Income (loss) from continuing operations	19,984	21,697
Discontinued operations:
Income (loss) from operations and the sale of dealerships	(965)	(738)
Income tax benefit (expense)	367	332

Income (loss) from discontinued operations	(598)	(406)

Net income (loss)	$19,386	$21,291

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.38	$0.41
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)

Earnings (loss) per common share	$0.37	$0.40

Weighted average common shares outstanding	52,418	52,586

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.38	$0.41
Earnings (loss) per share from discontinued operations	(0.02)	(0.01)

Earnings (loss) per common share	$0.36	$0.40

Weighted average common shares outstanding	52,946	52,931

Dividends declared per common share	$0.025	$0.025

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	First Quarter Ended March 31,
	2014	2013
	(Dollars in thousands)
Net income (loss)	$19,386	$21,291

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	1,673	2,881
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	(636)	(1,094)

Other comprehensive income (loss)	1,037	1,787

Comprehensive income (loss)	$20,423	$23,078

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,139	$3,016
Receivables, net	303,799	354,138
Inventories	1,269,996	1,282,138
Other current assets	112,782	92,893

Total current assets	1,688,716	1,732,185
Property and Equipment, net	701,141	702,011
Goodwill	477,034	476,315
Other Intangible Assets, net	86,678	87,866
Other Assets	51,880	52,793

Total Assets	$3,005,449	$3,051,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$631,591	$681,030
Notes payable - floor plan - non-trade	546,069	570,661
Trade accounts payable	108,329	126,025
Accrued interest	12,552	12,653
Other accrued liabilities	178,599	185,951
Current maturities of long-term debt	20,540	18,216

Total current liabilities	1,497,680	1,594,536
Long-Term Debt	764,510	730,157
Other Long-Term Liabilities	77,836	81,286
Deferred Income Taxes	37,945	31,552
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 61,890,712 shares issued and 40,612,790 shares outstanding at March 31, 2014; 61,584,248 shares issued and 40,683,984 shares outstanding at December 31, 2013	619	616
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at March 31, 2014 and December 31, 2013	121	121
Paid-in capital	688,901	685,782
Retained earnings	302,436	284,368
Accumulated other comprehensive income (loss)	(7,545)	(8,582)
Treasury stock, at cost; 21,277,922 Class A shares held at March 31, 2014 and 20,900,264 Class A shares held at December 31, 2013	(357,054)	(348,666)

Total stockholders’ equity	627,478	613,639

Total Liabilities and Stockholders’ Equity	$3,005,449	$3,051,170

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)
Balance at December 31, 2013	61,584	$616	(20,900)	$(348,666)	12,029	$121	$685,782	$284,368	$(8,582)	$613,639
Shares awarded under stock compensation plans	307	3	—	—	—	—	876	—	—	879
Purchases of treasury stock	—	—	(378)	(8,388)	—	—	—	—	—	(8,388)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	56	—	—	56
Fair value of interest rate swap agreements, net of tax expense of $636	—	—	—	—	—	—	—	—	1,037	1,037
Restricted stock amortization	—	—	—	—	—	—	2,187	—	—	2,187
Net income (loss)	—	—	—	—	—	—	—	19,386	—	19,386
Dividends ($0.025 per share)	—	—	—	—	—	—	—	(1,318)	—	(1,318)

Balance at March 31, 2014	61,891	$619	(21,278)	$(357,054)	12,029	$121	$688,901	$302,436	$(7,545)	$627,478

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter Ended March 31,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,386	$21,291
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	14,379	12,133
Provision for bad debt expense	80	19
Other amortization	390	390
Debt issuance cost amortization	663	794
Debt discount amortization, net of premium amortization	24	(26)
Stock - based compensation expense	2,187	1,127
Deferred income taxes	5,758	6,811
Equity interest in earnings of investee	(49)	(79)
Asset impairment charges	3	15
Loss (gain) on disposal of dealerships and property and equipment	(807)	(12)
Loss on exit of leased dealerships	421	788
Changes in assets and liabilities that relate to operations:
Receivables	50,259	64,355
Inventories	12,095	35,992
Other assets	(16,304)	34,885
Notes payable - floor plan - trade	(49,439)	(42,117)
Trade accounts payable and other liabilities	(24,782)	(47,529)

Total adjustments	(5,122)	67,546

Net cash provided by (used in) operating activities	14,264	88,837

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(2,573)	—
Purchases of land, property and equipment	(21,549)	(59,337)
Proceeds from sales of property and equipment	2,572	172
Proceeds from sales of dealerships	3,117	—

Net cash provided by (used in) investing activities	(18,433)	(59,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(24,592)	(30,548)
Borrowings on revolving credit facilities	48,509	45,819
Repayments on revolving credit facilities	(48,509)	(51,995)
Proceeds from issuance of long-term debt	40,422	19,200
Principal payments on long-term debt	(3,768)	(3,084)
Purchases of treasury stock	(8,388)	(9,120)
Income tax benefit (expense) associated with stock compensation plans	56	204
Issuance of shares under stock compensation plans	879	728
Dividends paid	(1,317)	—

Net cash provided by (used in) financing activities	3,292	(28,796)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(877)	876
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,016	3,371

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,139	$4,247

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $636 and $1,094 in the first quarters ended March 31, 2014 and 2013, respectively)	$1,037	$1,787
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$18,111	$28,057
Income taxes	$2,688	$10,685

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements for the first quarters ended March 31, 2014 and 2013, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position and the results of operations for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements of Sonic Automotive, Inc. (“Sonic” or the “Company”) for the year ended December 31, 2013, which were included in Sonic’s Annual Report on Form 10-K.

Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amended the reporting requirements for discontinued operations. The amendments in this accounting standard update raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting standard update is effective for interim and annual filings beginning with the quarter ending March 31, 2015. Early adoption is permitted. Sonic expects that the adoption of this accounting standard update will impact the presentation of certain items in its consolidated financial position, results of operations and other disclosures.

Principles of Consolidation – All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements except for one fifty-percent owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying Unaudited Condensed Consolidated Financial Statements.

Lease Exit Accruals – Lease exit accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a dealership whereby the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease. Please see Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion.

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)

Balance, December 31, 2013	$27,234
Lease exit expense (1)	421
Payments (2)	(2,021)

Balance, March 31, 2014	$25,634

(1)	Expense of approximately $0.1 million is recorded in interest expense, other, net, and expense of approximately $0.3 million is recorded in income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.
(2)	Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately $0.2 million in continuing operations and $1.8 million in income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.

Income Tax Expense – The overall effective tax rate from continuing operations was 38.0% and 39.0% for the first quarters ended March 31, 2014 and 2013, respectively. Sonic expects the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 40.0%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Business Acquisitions and Dispositions

Acquisitions – Sonic acquired one luxury franchise during the first quarter ended March 31, 2014 for an aggregate purchase price of approximately $2.6 million. The balance sheet as of March 31, 2014 includes preliminary allocations of the purchase price of the acquired assets and liabilities based on their estimated fair market values at the date of acquisition and are subject to final adjustment.

Dispositions – Sonic disposed of one luxury franchise during the first quarter ended March 31, 2014, which generated net cash from disposition of approximately $1.9 million. The operating results of material disposed dealerships and terminated facilities are included in the income (loss) from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Income. As of March 31, 2014, there were no dealerships held for sale.

Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	First Quarter Ended March 31,
	2014	2013
	(In thousands)
Income (loss) from operations	$(588)	$(34)
Gain (loss) on disposal	(45)	(37)
Lease exit accrual adjustments and charges	(332)	(667)

Pre-tax income (loss)	$(965)	$(738)

Total revenues	$—	$—

3. Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
New vehicles	$902,744	$938,263
Used vehicles	193,999	171,909
Service loaners	111,525	108,136
Parts, accessories and other	61,728	63,830

Net inventories	$1,269,996	$1,282,138

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Land	$199,826	$194,639
Building and improvements	571,560	569,619
Office equipment and fixtures	137,451	135,221
Parts and service equipment	72,973	70,950
Company vehicles	8,203	8,002
Construction in progress	32,718	27,716

Total, at cost	1,022,731	1,006,147
Less accumulated depreciation	(313,425)	(300,035)

Subtotal	709,306	706,112
Less assets held for sale (1)	(8,165)	(4,101)

Property and equipment, net	$701,141	$702,011

(1)	Consists of land and buildings related to several properties that are not being used in operations. Amounts are included in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

In the first quarters ended March 31, 2014 and 2013, capital expenditures were approximately $21.5 million and $59.3 million, respectively. Capital expenditures were primarily related to real estate acquisitions, construction of new dealerships, building improvements and equipment purchased for use in Sonic’s dealerships.

5. Goodwill and Intangible Assets

	Franchise Assets	Net Goodwill
	(In thousands)

Balance, December 31, 2013	79,535	476,315	(1)

Additions through current year acquisitions	—	1,252

Reductions from dispositions	(800)	(533)

Balance, March 31, 2014	$78,735	$477,034	(1)

(1)	Net of accumulated impairment losses of $796,725.

At December 31, 2013, Sonic had approximately $8.3 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at March 31, 2014 was approximately $7.9 million and is included in other intangible assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets. Additions through current year acquisition are preliminary allocations subject to change upon the finalization of purchase accounting.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(In thousands)

2011 Revolving Credit Facility (1)	$—	$—
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	300,000	300,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	6,843	7,629
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	155,763	157,571
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	119,141	79,893
Net debt discount and premium (2)	(1,804)	(1,800)
Other	5,107	5,080

Total debt	$785,050	$748,373
Less current maturities	(20,540)	(18,216)

Long-term debt	$764,510	$730,157

(1)	The interest rate on the revolving credit facility was 2.00% above LIBOR at March 31, 2014 and 2.00% above LIBOR at December 31, 2013.
(2)	March 31, 2014 includes $1.6 million discount associated with the 7.0% Notes, $0.3 million premium associated with notes payable to a finance company and $0.5 million discount associated with mortgage notes payable. December 31, 2013 includes $1.6 million discount associated with the 7.0% Notes, $0.4 million premium associated with the notes payable to a finance company and $0.6 million discount associated with mortgage notes payable.

2011 Credit Facilities

Sonic has a syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2011 Floor Plan Facilities”), collectively the “2011 Credit Facilities,” which are scheduled to mature on August 15, 2016.

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

As of March 31, 2014, the 2011 Revolving Borrowing Base was approximately $147.1 million. Sonic had no outstanding borrowings as of March 31, 2014 and $29.2 million in outstanding letters of credit under the 2011 Revolving Credit Facility, resulting in total borrowing availability of $117.8 million under the 2011 Revolving Credit Facility based on balances as of March 31, 2014.

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

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 7.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 7.0% Notes. Sonic was in compliance with all restrictive covenants as of March 31, 2014.

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

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B common stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B common stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. Sonic was in compliance with all restrictive covenants as of March 31, 2014.

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

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At March 31, 2014, the outstanding principal balance on the Assumed Notes was approximately $6.8 million with a remaining unamortized premium balance of approximately $0.3 million.

Mortgage Notes

Sonic has mortgage financing totaling approximately $274.9 million in aggregate, related to 29 of its dealership properties. These mortgage notes require monthly payments of principal and interest through maturity and are secured by the underlying properties. Maturity dates range between 2014 and 2033. The weighted average interest rate was 3.79% at March 31, 2014.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants

Sonic was in compliance with the covenants under the 2011 Credit Facilities as of March 31, 2014. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50

March 31, 2014 actual	1.20	1.89	4.08

The 2011 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2011 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. As of March 31, 2014, the ratio was 3.57 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at March 31, 2014 was a net liability of approximately $14.5 million, with $11.1 million included in other accrued liabilities and $6.4 million included in other long-term liabilities, offset partially by an asset of approximately $3.0 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2013 was a liability of approximately $16.3 million, with $11.6 million included in other accrued liabilities and $8.4 million included in other long-term liabilities, offset partially by an asset of approximately $3.7 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.9		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$9.1		4.655%	one-month LIBOR	December 10, 2017
$7.7	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.6	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018

(1)	The one-month LIBOR rate was 0.152% at March 31, 2014.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.
(4)	The effective date of this forward-starting swap is July 1, 2016.
(5)	The effective date of this forward-starting swap is July 3, 2017.

For the cash flow swaps not designated as hedges (changes in the fair value are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. For the quarters ended March 31, 2014 and 2013, these items were a benefit of approximately $0.1 million and $0.2 million, respectively.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income and is disclosed in the supplemental schedule of non-cash financing activities in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $2.9 million and $2.9 million for the quarters ended March 31, 2014 and 2013, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $6.9 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends, and thus, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the first quarters ended March 31, 2014 and 2013:

	First Quarter Ended March 31, 2014
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,418	$19,984		$(598)		$19,386
Effect of participating securities:
Non-vested restricted stock and stock units		(63)		—		(63)

Basic earnings (loss) and shares	52,418	$19,921	$0.38	$(598)	$(0.01)	$19,323	$0.37
Effect of dilutive securities:
Stock compensation plans	528

Diluted earnings (loss) and shares	52,946	$19,921	$0.38	$(598)	$(0.02)	$19,323	$0.36

	First Quarter Ended March 31, 2013
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,586	$21,697		$(406)		$21,291
Effect of participating securities:
Non-vested restricted stock and stock units		(170)		—		(170)

Basic earnings (loss) and shares	52,586	$21,527	$0.41	$(406)	$(0.01)	$21,121	$0.40
Effect of dilutive securities:
Stock compensation plans	345

Diluted earnings (loss) and shares	52,931	$21,527	$0.41	$(406)	$(0.01)	$21,121	$0.40

In addition to the stock options included in the table above, options to purchase approximately 0.6 million shares and 0.9 million shares of Class A common stock were outstanding during the quarters ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

Included in other accrued liabilities and other long-term liabilities was approximately $0.3 million and $0.9 million, at both March 31, 2014 and December 31, 2013, respectively, in reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In connection with dealership dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. Please see Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion.

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $10.1 million and $14.0 million at March 31, 2014 and December 31, 2013, respectively. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at March 31, 2014. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was approximately $2.8 million at both March 31, 2014 and December 31, 2013, respectively.

9. Fair Value Measurements

In determining fair value, Sonic uses various valuation approaches including market, income and/or cost approaches. “Fair Value Measurements and Disclosures” in the Accounting Standards Codification (“ASC”) establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Sonic. Unobservable inputs are inputs that reflect Sonic’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Assets and liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	March 31, 2014	December 31, 2013
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$25,481	$25,301
Cash flow swaps designated as hedges (1)	2,963	3,707

Total assets	$28,444	$29,008

Liabilities:
Cash flow swaps designated as hedges (2)	$15,579	$17,995
Cash flow swaps not designated as hedges (3)	1,902	2,046
Deferred compensation plan (4)	15,219	14,842

Total liabilities	$32,700	$34,883

(1)	Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(2)	As of March 31, 2014, approximately $10.4 million and $5.2 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2013, approximately $10.6 million and $7.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(3)	As of March 31, 2014, approximately $0.7 million and $1.2 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2013, approximately $1.0 million was included in both other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(4)	Included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no instances in the first quarter ended March 31, 2014 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 have not changed since December 31, 2013.

As of March 31, 2014 and December 31, 2013, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the revolving credit facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

The fair value and carrying value of Sonic’s fixed rate long-term debt was as follows:

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)

7.0% Notes (1)	$220,000	$198,448	$218,000	$198,414

5.0% Notes (1)	$294,000	$300,000	$285,000	$300,000

Mortgage Notes (2)	$163,263	$155,763	$165,381	$157,571

Assumed Notes (2)	$6,847	$7,128	$7,636	$7,993

Other (2)	$4,783	$5,107	$4,774	$5,080

(1)	As determined by market quotations as of March 31, 2014 and December 31, 2013, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the first quarter ended March 31, 2014 is as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the First Quarter Ended March 31, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2013	$(8,859)	$277	$(8,582)
Other comprehensive income (loss) before reclassifications (1)	(805)	—	(805)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	1,842	—	1,842

Net current-period other comprehensive income (loss)	1,037	—	1,037

Balance at March 31, 2014	$(7,822)	$277	$(7,545)

(1)	Net of tax benefit of $493.
(2)	Net of tax expense of $1,129.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” to the Consolidated Financial Statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2013.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are one of the largest automotive retailers in the United States. As of March 31, 2014, we operated 123 franchises in 14 states (representing 25 different brands of cars and light trucks) and 21 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of March 31, 2014, we operated 102 stores. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

As we announced during the fourth quarter of 2013, we plan to augment our manufacturer-franchised dealership operations with stand-alone pre-owned specialty retail sales locations. This pre-owned business will operate independently from the existing new and used dealership sales operations and introduce customers to an exciting shopping and buying experience. The first target market is planned for Denver, Colorado, and we expect operations to begin in late 2014.

In the fourth quarter of 2013, we also announced our customer experience initiative known as “One-Sonic One-Experience.” This initiative includes several new processes and proprietary technologies from inventory management and pricing tools to a fully developed “customer-centric” Customer Relationship Management (“CRM”) tool. The development of these processes and tools will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can go to work using these processes and technologies to get our guests on the road in their new vehicle in less than an hour.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the first quarter ended March 31, 2014 and 2013:

	Percentage of New Vehicle Revenue
	First Quarter Ended March 31,
Brand	2014	2013
Luxury:
BMW	20.5%	20.1%
Mercedes	9.5%	8.3%
Lexus	5.1%	4.5%
Audi	4.8%	3.9%
Cadillac	4.5%	4.6%
Land Rover	2.7%	2.5%
Porsche	2.2%	1.9%
Mini	2.1%	2.4%
Acura	1.0%	0.7%
Infiniti	0.8%	0.8%
Jaguar	0.8%	0.6%
Volvo	0.7%	0.9%

Total Luxury	54.7%	51.2%
Mid-line Import:
Honda	14.5%	15.1%
Toyota	10.0%	10.1%
Volkswagen	1.9%	2.8%
Hyundai	1.8%	2.0%
Other (1)	1.5%	1.4%
Nissan	1.1%	1.1%

Total Mid-line Import	30.8%	32.5%
Domestic:
Ford	8.7%	8.9%
General Motors (2)	5.8%	7.4%

Total Domestic	14.5%	16.3%

Total	100.0%	100.0%

(1)	Includes Kia, Scion and Subaru.
(2)	Includes Buick, Chevrolet and GMC.

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the first quarter ended March 31, 2014 are compared to the first quarter ended March 31, 2013, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, parts, service and collision repair (“Fixed Operations”) and finance, insurance and other (“F&I”) are on a same store basis, except where otherwise noted. All continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition.

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

	First Quarter Ended March 31,
(in millions of vehicles)	2014	2013	% Change
SAAR	15.6	15.3	2.0%

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

Our reported new vehicle results (including fleet) are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,146,620	$1,143,056	$3,564	0.3%
Gross profit	$66,673	$66,470	$203	0.3%
Unit sales	31,131	32,083	(952)	(3.0%)
Revenue per unit	$36,832	$35,628	$1,204	3.4%
Gross profit per unit	$2,142	$2,072	$70	3.4%
Gross profit as a % of revenue	5.8%	5.8%	0	bps

Our same store new vehicle results (including fleet) are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,129,303	$1,143,056	$(13,753)	(1.2%)
Gross profit	$65,372	$66,341	$(969)	(1.5%)
Unit sales	30,818	32,083	(1,265)	(3.9%)
Revenue per unit	$36,644	$35,628	$1,016	2.9%
Gross profit per unit	$2,121	$2,068	$53	2.6%
Gross profit as a % of revenue	5.8%	5.8%	0	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter ended March 31, 2014, we continued to test our new car pricing model with True Price® and saw our market share volume grow sequentially, resulting in growth in share and gross per unit for the first time since the introduction of True Price®. As we move toward our One-Sonic One-Experience launch (our new customer experience initiative), we believe we will become more aggressive in pricing as well as gain market share as customers benefit from the entire complement of our new shopping experience.

The decrease in new vehicle revenue during the first quarter ended March 31, 2014, was primarily driven by a new unit sales volume decrease of 3.9%, partially offset by a new vehicle price per unit increase of 2.9%. Excluding fleet sales, our retail new revenue remained flat and retail new unit sales volume decreased 2.9% during the first quarter ended March 31, 2014, driven primarily by our General Motors (excluding Cadillac), Toyota and Honda dealerships with decreases of 28.5%, 3.2% and 2.1%, respectively. Total new vehicle gross profit dollars decreased $1.0 million, or 1.5%, during the first quarter ended March 31, 2014. Our gross profit per new unit increase of $53 per unit was driven primarily by our luxury dealerships, notably our Audi, Mercedes and Land Rover dealerships.

Our luxury dealerships (which include Cadillac) experienced a new vehicle revenue increase of 3.8% primarily due to a new unit sales volume increase of 2.6% in the first quarter ended March 31, 2014. Luxury dealership new vehicle gross profit increased 3.7% during the first quarter ended March 31, 2014, primarily due to new unit sales volume increases at our Audi and Mercedes dealerships and a 1.1% increase in gross profit per new unit, driven primarily by our Audi, Mercedes and Land Rover dealerships.

Our mid-line import dealerships experienced a new vehicle revenue decrease of 4.4% in the first quarter ended March 31, 2014, primarily due to a 4.5% decrease in new unit volume during the same period. The new vehicle revenue decrease was driven primarily by lower unit sales at our Honda and Volkswagen dealerships, which experienced a 2.1% and a 27.7% decrease in new vehicle unit sales in the quarter ended March 31, 2014. Mid-line import gross profit decreased 7.3% during the first quarter ended March 31, 2014.

Including fleet sales, our domestic dealerships experienced a new vehicle revenue decrease of 10.8% in the first quarter ended March 31, 2014, driven by a new unit sales volume decrease of 15.7%. Domestic fleet unit sales volume decreased 26.2% in the first quarter ended March 31, 2014, driving a fleet revenue decrease of 18.2% in the first quarter ended March 31, 2014.

Excluding fleet sales, our domestic dealerships experienced a new retail vehicle revenue decrease of 7.2% in the first quarter ended March 31, 2014, driven by a new retail unit sales volume decrease of 10.9%, partially offset by an increase in new retail unit price of 4.1%. Our domestic dealerships experienced a decrease in new retail vehicle gross profit of 11.1% for the first quarter ended March 31, 2014. Our General Motors dealerships (excluding Cadillac) experienced a decrease of 16.2% in new retail unit sales volume during the first quarter ended March 31, 2014, contributing to a decrease of 8.6% in new retail vehicle gross profit during the first quarter ended March 31, 2014. New retail unit sales volume and gross profit per unit at our Ford dealerships decreased 6.4% and 7.4%, respectively, during the first quarter ended March 31, 2014, driving a new vehicle gross profit decrease at our Ford dealerships of 13.4% during the first quarter ended March 31, 2014.

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

Our reported used vehicle results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$559,816	$526,182	$33,634	6.4%
Gross profit	$40,693	$38,030	$2,663	7.0%
Unit sales	27,657	26,469	1,188	4.5%
Revenue per unit	$20,241	$19,879	$362	1.8%
Gross profit per unit	$1,471	$1,437	$34	2.4%
Gross profit as a % of revenue	7.3%	7.2%	10	bps

Our same store used vehicle results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$546,937	$526,182	$20,755	3.9%
Gross profit	$39,870	$37,262	$2,608	7.0%
Unit sales	27,126	26,469	657	2.5%
Revenue per unit	$20,163	$19,879	$284	1.4%
Gross profit per unit	$1,470	$1,408	$62	4.4%
Gross profit as a % of revenue	7.3%	7.1%	20	bps

In the first quarter ended March 31, 2014, we sold an all-time quarterly record 27,657 pre-owned vehicles at our continuing operations stores. This record unit volume contributed to a 7.0% increase in used vehicle gross profit for the first quarter ended March 31, 2014. As we move toward our One-Sonic One-Experience launch and continue to test our used car pricing model with True Price®, we believe we will continue to experience gains in our used vehicle unit volume and gross profit levels.

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

Our reported wholesale vehicle results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$41,598	$51,792	$(10,194)	(19.7%)
Gross profit (loss)	$(93)	$(1,203)	$1,110	92.3%
Unit sales	7,380	8,393	(1,013)	(12.1%)
Revenue per unit	$5,637	$6,171	$(534)	(8.7%)
Gross profit (loss) per unit	$(13)	$(143)	$130	90.9%
Gross profit (loss) as a % of revenue	(0.2%)	(2.3%)	210	bps

Our same store wholesale vehicle results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$40,627	$51,792	$(11,165)	(21.6%)
Gross profit (loss)	$28	$(1,203)	$1,231	102.3%
Unit sales	7,270	8,393	(1,123)	(13.4%)
Revenue per unit	$5,588	$6,171	$(583)	(9.4%)
Gross profit (loss) per unit	$4	$(143)	$147	102.8%
Gross profit (loss) as a % of revenue	0.1%	(2.3%)	240	bps

Wholesale vehicle revenue and unit sales fluctuations are typically a result of new and used retail vehicle unit volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Wholesale vehicle revenue and unit sales volume decreased in the first quarter ended March 31, 2014 as a result of our focus on acquiring the right used inventory at our dealerships, pricing the vehicles effectively and turning our used inventory quickly.

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

Our reported Fixed Operations results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
Reported:
Revenue
Customer pay	$141,121	$133,803	$7,318	5.5%
Warranty	46,591	44,813	1,778	4.0%
Wholesale parts	47,944	40,538	7,406	18.3%
Internal, sublet and other	83,115	77,488	5,627	7.3%

Total	$318,771	$296,642	$22,129	7.5%

Gross profit
Customer pay	$77,999	$74,116	$3,883	5.2%
Warranty	25,238	23,895	1,343	5.6%
Wholesale parts	8,161	7,619	542	7.1%
Internal, sublet and other	40,748	38,599	2,149	5.6%

Total	$152,146	$144,229	$7,917	5.5%

Gross profit as a % of revenue
Customer pay	55.3%	55.4%	(10)	bps
Warranty	54.2%	53.3%	90	bps
Wholesale parts	17.0%	18.8%	(180)	bps
Internal, sublet and other	49.0%	49.8%	(80)	bps

Total	47.7%	48.6%	(90)	bps

Our same store Fixed Operations results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
Same Store:
Revenue
Customer pay	$136,121	$133,803	$2,318	1.7%
Warranty	45,237	44,813	424	0.9%
Wholesale parts	46,607	40,538	6,069	15.0%
Internal, sublet and other	81,538	77,489	4,049	5.2%

Total	$309,503	$296,643	$12,860	4.3%

Gross profit
Customer pay	$75,365	$74,116	$1,249	1.7%
Warranty	24,523	24,195	328	1.4%
Wholesale parts	7,820	7,619	201	2.6%
Internal, sublet and other	39,724	38,423	1,301	3.4%

Total	$147,432	$144,353	$3,079	2.1%

Gross profit as a % of revenue
Customer pay	55.4%	55.4%	0	bps
Warranty	54.2%	54.0%	20	bps
Wholesale parts	16.8%	18.8%	(200)	bps
Internal, sublet and other	48.7%	49.6%	(90)	bps

Total	47.6%	48.7%	(110)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended March 31, 2014, an increase in Fixed Operations revenue contributed approximately $6.1 million in additional gross profit, partially offset by a $3.0 million decrease in gross profit due to a 110 basis point decline in the gross margin rate due primarily to a shift in revenue mix away from higher margin customer pay to lower margin sublet and wholesale parts sales. Our wholesale parts revenue increased 15.0% during the first quarter ended March 31, 2014, driven primarily by an increase in bulk wholesale parts sales at some of our large luxury stores in California. Overall Fixed Operations customer pay revenue increased 1.7% during the first quarter ended March 31, 2014, in spite of lost days at our Texas, Southeast, and Mid-Atlantic stores due to winter storms during the first quarter ended March 31, 2014. Our warranty revenue increased 0.9% during the first quarter ended March 31, 2014, driven primarily by increases at our Lexus and Audi stores.

Finance, Insurance and Other (“F&I”)

Finance, insurance and other revenues include commissions for arranging vehicle financing and insurance, sales of third-party extended warranties and service contracts for vehicles and other aftermarket products. In connection with vehicle financing, extended warranties, service contracts, other aftermarket products and insurance contracts, we receive commissions from the providers for originating contracts.

Our reported F&I results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$69,581	$65,494	$4,087	6.2%
Gross profit per retail unit (excludes fleet)	$1,206	$1,148	$58	5.1%

Our same store F&I results are as follows:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$68,408	$65,507	$2,901	4.4%
Gross profit per retail unit (excludes fleet)	$1,203	$1,148	$55	4.8%

F&I revenues increased 4.4% during the first quarter ended March 31, 2014, despite relatively flat combined new and used retail unit volume. The increase in F&I revenues and F&I gross profit per unit were due to improved penetration rates as a result of increased visibility into performance drivers provided by our proprietary internal software applications.

Finance contract revenue remained flat in the first quarter ended March 31, 2014, compared to the prior year period, primarily due to an increase in contract volume of 3.3% driven by a finance contract penetration rate increase of 250 basis points, offset by a decrease in gross profit per contract of 2.5%. Finance contract revenue may experience compression if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs. Service contract revenue increased 10.4% during the first quarter ended March 31, 2014. Total service contract volume increased 4.3% for the first quarter ended March 31, 2014, driven by a service contract penetration rate increase of 150 basis points for the first quarter ended March 31, 2014. Aftermarket contract revenue increased 8.3% in the first quarter ended March 31, 2014. Aftermarket contract volume increased 8.5% for the first quarter ended March 31, 2014, driven by an aftermarket contract penetration rate increase of 1,100 basis points for the first quarter ended March 31, 2014.

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

Following is information related to our reported SG&A expenses:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
Compensation	$157,154	$148,580	$(8,574)	(5.8%)
Advertising	14,119	13,431	(688)	(5.1%)
Rent	18,535	19,022	487	2.6%
Other	74,165	64,791	(9,374)	(14.5%)

Total	$263,973	$245,824	$(18,149)	(7.4%)

SG&A expenses as a % of gross profit
Compensation	47.8%	47.5%	(30)	bps
Advertising	4.3%	4.3%	0	bps
Rent	5.6%	6.1%	50	bps
Other	22.5%	20.6%	(190)	bps

Total	80.2%	78.5%	(170)	bps

Overall SG&A expense increased in the first quarter ended March 31, 2014, primarily due to increases in revenue, gross profit and unit sales volume driving higher variable compensation costs and the other SG&A expenses discussed below. Overall SG&A expense as a percentage of gross profit increased 170 basis points in the first quarter ended March 31, 2014.

Compensation costs as a percentage of gross profit increased 30 basis points in the first quarter ended March 31, 2014, primarily due to increased headcount related to our stand-alone pre-owned initiative.

Total advertising expense in the first quarter ended March 31, 2014 increased in dollar amount but remained flat as a percentage of gross profit as a result of our retail advertising strategy to increase traffic and sales activity at our dealerships and higher levels of gross profit.

Rent expense as a percentage of gross profit decreased 50 basis points in the first quarter ended March 31, 2014, primarily due to higher gross profit levels and the purchase of certain properties that were previously leased.

Other SG&A expenses increased in dollar amount and as a percentage of gross profit during the first quarter ended March 31, 2014, primarily due to increased customer related costs as a result of the higher level of sales activity, IT spending, increased services by outside contractors and training related to our stand-alone pre-owned and customer experience initiatives.

Included in total SG&A expenses are certain costs related to our recently announced stand-alone pre-owned initiative, which increased SG&A expenses by 50 basis points as a percentage of gross profit in the first quarter ended March 31, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $2.2 million, or 18.5% during the first quarter ended March 31, 2014. The increase is primarily related to completed construction projects that were placed in service subsequent to March 31, 2013 and the purchase of dealership properties that were previously leased.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations decreased approximately $0.3 million, or 6.9%, in the first quarter ended March 31, 2014. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $98.0 million in the first quarter ended March 31, 2014, resulting in an increase in new vehicle floor plan interest expense of approximately $0.5 million in the first quarter ended March 31, 2014. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.61% in the first quarter ended March 31, 2014, compared to 1.89% in the first quarter ended March 31, 2013, which resulted in a decrease in interest expense of approximately $0.8 million for the first quarter ended March 31, 2014, offsetting the increase due to higher average floor plan notes payable balances discussed above.

Interest expense, floor plan for used vehicles incurred by continuing operations decreased approximately $0.2 million, or 39.5%, in the first quarter ended March 31, 2014. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $14.5 million in the first quarter ended March 31, 2014, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.1 million. The average used vehicle floor plan interest rate incurred by continuing dealerships was 1.97% in the first quarter ended March 31, 2014, compared to 2.64% in the first quarter ended March 31, 2013, which resulted in a decrease in interest expense of approximately $0.1 million.

Interest Expense, Other, Net

Interest expense, other, net, includes both cash and non-cash interest charges, and is summarized in the schedule below:

	First Quarter Ended March 31,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)

Stated/coupon interest	$10,249	$11,262	$1,013	9.0%
Discount/premium amortization	34	72	38	52.8%
Deferred loan cost amortization	798	676	(122)	(18.0%)
Cash flow swap interest	2,826	2,703	(123)	(4.6%)
Capitalized interest	(258)	(544)	(286)	(52.6%)
Other interest	169	190	21	11.1%

Total	$13,818	$14,359	$541	3.8%

Interest expense, other, net, decreased approximately $0.5 million during the first quarter ended March 31, 2014, primarily due to a $1.0 million decrease in coupon interest related to the net impact of the issuance of the 5.0% Notes and the extinguishment of the 9.0% Notes in May 2013, offset partially by other items presented in the table above.

Income Taxes

The overall effective tax rate from continuing operations was 38.0% and 39.0% for the first quarters ended March 31, 2014 and 2013, respectively. We expect the effective tax rate for continuing operations in future quarterly periods to fall within a range of 38.0% to 40.0%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	First Quarter Ended March 31,
	2014	2013
	(In thousands)

Income (loss) from operations	$(588)	$(34)
Gain (loss) on disposal	(45)	(37)
Lease exit accrual adjustments and charges	(332)	(667)

Pre-tax income (loss)	$(965)	$(738)

Total revenues	$—	$—

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

We had the following liquidity resources available as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(In thousands)

Cash and cash equivalents	$2,139	$3,016
Availability under our revolving credit facility	117,823	125,959
Availability under our used floor plan facilities	60,316	27,127
Floor plan deposit balance	75,000	65,000

Total available liquidity resources	$255,278	$221,102

We participate in a program with one of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the lowest interest rate charged on new vehicle floor plan balances held with the lender. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $75.0 million and $65.0 million as of March 31, 2014 and December 31, 2013, respectively, is classified in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Unaudited Condensed Consolidated Statements of Income. In the first quarter ended March 31, 2014, the reduction in interest expense, floor plan, was approximately $0.4 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.63% and 1.95% in the first quarters ended March 31, 2014 and 2013, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $8.8 million and $7.4 million in the first quarters ended March 31, 2014 and 2013, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $9.0 million and $8.1 million in the first quarters ended March 31, 2014 and 2013, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for discussion of our long-term debt and credit facilities and compliance with debt covenants.

Dealership Acquisitions and Dispositions

We acquired one luxury franchise during the first quarter ended March 31, 2014 for an aggregate purchase price of approximately $2.6 million and disposed of one luxury franchise which generated net cash from disposition of approximately $1.9 million.

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

Capital expenditures in the first quarter ended March 31, 2014 were approximately $21.5 million. Of this amount, approximately $9.1 million was related to facility construction projects, $3.3 million for real estate acquisitions and $9.1 million was for fixed assets utilized in our dealership operations. Of the capital expenditures in the first quarter ended March 31, 2014, all were funded through cash from operations and use of our credit facilities. In the first quarter ended March 31, 2014 we issued mortgages totaling approximately $40.4 million on real estate purchased in prior periods. As of March 31, 2014, commitments for facilities construction projects totaled approximately $21.2 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A common stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the first quarter ended March 31, 2014, we repurchased approximately 0.4 million shares of our Class A common stock for approximately $8.4 million in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. During the first quarter ended March 31, 2013, we repurchased approximately 0.4 million shares of our Class A common stock for approximately $9.1 million in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. As of March 31, 2014, our total remaining repurchase authorization was approximately $124.1 million. Under our

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2011 Credit Facilities) and the result of such test has been accepted by the administrative agent.

Our share repurchase activity is subject to the business judgment of management and our Board of Directors, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and economic and other factors considered relevant. These factors are considered each quarter and will be scrutinized as management and our Board of Directors determine our share repurchase policy in the future.

Dividends

During the first quarter ended March 31, 2014, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B common stock as of March 14, 2014 to be paid on April 15, 2014. Subsequent to March 31, 2014, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B common stock of $0.025 per share for stockholders of record on June 13, 2014 to be paid on July 15, 2014. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

In the first quarter ended March 31, 2014, net cash provided by operating activities was approximately $14.3 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables, offset partially by a decrease in notes payable – floor plan – trade. In the first quarter ended March 31, 2013, net cash provided by operating activities was approximately $88.8 million. This provision of cash was comprised primarily of cash inflows related to operating profits, decreases in receivables and decreases in inventories, offset partially by a decrease in notes payable – floor plan – trade and trade accounts payable and other liabilities.

Net cash used in investing activities in the first quarter ended March 31, 2014 was approximately $18.4 million. This use of cash was primarily comprised of purchases of land, property and equipment. Net cash used in investing activities in the first quarter ended March 31, 2013 was approximately $59.2 million. This use of cash was primarily comprised of purchases of land, property and equipment, including the purchase of dealership facilities that were previously leased.

Net cash provided by financing activities in the first quarter ended March 31, 2014 was approximately $3.3 million. This provision of cash was primarily related to proceeds from issuance of mortgage-related long-term debt, offset partially by principal payments on long-term debt, purchases of treasury stock and repayments of notes payable floor plan – non-trade. Net cash used in financing activities in the first quarter ended March 31, 2013 was approximately $28.8 million. This use of cash was primarily related to a decrease in notes payable – floor plan – non-trade, repayments on revolving credit facilities and purchases of treasury stock, offset partially by proceeds from issuance of mortgage-related long-term debt.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $74.0 million and $72.7 million in the first quarters ended March 31, 2014 and 2013, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash used in operating activities of approximately $10.3 million and net cash provided by operating activities of $58.3 million in the first quarters ended March 31, 2014 and 2013, respectively.

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” to the accompanying Unaudited Condensed Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Off-Balance Sheet Arrangements

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $870.6 million at March 31, 2014. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $2.1 million in the first quarter ended March 31, 2014. Of the total change in interest expense, approximately $1.9 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the first quarter ended March 31, 2014 due to the leases containing LIBOR floors which were above the LIBOR rate during the first quarter ended March 31, 2014.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at March 31, 2014 was a net liability of approximately $14.5 million, with $11.1 million included in other accrued liabilities and $6.4 million included in other long-term liabilities, offset partially by an asset of approximately $3.0 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.9		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$9.1		4.655%	one-month LIBOR	December 10, 2017
$7.7	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.6	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018

(1)	The one-month LIBOR rate was 0.152% at March 31, 2014.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.
(4)	The effective date of this forward-starting swap is July 1, 2016.
(5)	The effective date of this forward-starting swap is July 3, 2017.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the first quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

RISK FACTORS

Item 1A: Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the shares of Class A Common Stock we repurchased during the first quarter ended March 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

January 2014	1	$22.90	1	$132,516
February 2014	217	21.52	217	127,856
March 2014	160	23.14	160	124,144

Total	378	$22.19	378	$124,144

(1)	All shares repurchased were part of publicly announced share repurchase programs.
(2)	Our active publicly announced Class A common stock repurchase authorization plans and current remaining availability are as follows:

(amounts in thousands)
July 2012 authorization	$100,000
February 2013 authorization	100,000
Total active plan repurchases prior to March 31, 2014	(75,856)

Current remaining availability as of March 31, 2014	$124,144

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

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report, as well as:

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

SONIC AUTOMOTIVE, INC.

Date: April 24, 2014	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: April 24, 2014	By:	/s/ HEATH R. BYRD
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