Form 10-Q
period 2014-06-30
SONIC AUTOMOTIVE INC
filed 2014-07-24
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 17, 2014, there were 40,607,910 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,298,777	$1,247,161	$2,445,397	$2,390,217
Used vehicles	603,868	538,977	1,163,684	1,065,158
Wholesale vehicles	44,765	40,032	86,363	91,825

Total vehicles	1,947,410	1,826,170	3,695,444	3,547,200
Parts, service and collision repair	329,134	307,046	647,905	603,689
Finance, insurance and other, net	76,736	69,220	146,317	134,714

Total revenues	2,353,280	2,202,436	4,489,666	4,285,603
Cost of Sales:
New vehicles	(1,224,584)	(1,179,371)	(2,304,531)	(2,255,958)
Used vehicles	(566,395)	(501,368)	(1,085,517)	(989,519)
Wholesale vehicles	(46,079)	(41,975)	(87,772)	(94,970)

Total vehicles	(1,837,058)	(1,722,714)	(3,477,820)	(3,340,447)
Parts, service and collision repair	(169,275)	(155,916)	(335,899)	(308,330)

Total cost of sales	(2,006,333)	(1,878,630)	(3,813,719)	(3,648,777)
Gross profit	346,947	323,806	675,947	636,826
Selling, general and administrative expenses	(268,914)	(248,090)	(532,887)	(493,914)
Impairment charges	(4)	(36)	(7)	(51)
Depreciation and amortization	(14,431)	(13,144)	(28,812)	(25,278)

Operating income (loss)	63,598	62,536	114,241	117,583
Other income (expense):
Interest expense, floor plan	(4,846)	(5,591)	(9,535)	(10,804)
Interest expense, other, net	(13,865)	(14,390)	(27,683)	(28,749)
Other income (expense), net	3	(28,265)	100	(28,170)

Total other income (expense)	(18,708)	(48,246)	(37,118)	(67,723)

Income (loss) from continuing operations before taxes	44,890	14,290	77,123	49,860
Provision for income taxes—benefit (expense)	(17,829)	(5,573)	(30,078)	(19,445)

Income (loss) from continuing operations	27,061	8,717	47,045	30,415
Discontinued operations:
Income (loss) from operations and the sale of dealerships	(127)	361	(1,092)	(377)
Income tax benefit (expense)	59	(162)	426	169

Income (loss) from discontinued operations	(68)	199	(666)	(208)

Net income (loss)	$26,993	$8,916	$46,379	$30,207

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.51	$0.16	$0.89	$0.57
Earnings (loss) per share from discontinued operations	—	0.01	(0.01)	—

Earnings (loss) per common share	$0.51	$0.17	$0.88	$0.57

Weighted average common shares outstanding	52,514	52,597	52,466	52,591

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.51	$0.16	$0.89	$0.57
Earnings (loss) per share from discontinued operations	—	0.01	(0.02)	—

Earnings (loss) per common share	$0.51	$0.17	$0.87	$0.57

Weighted average common shares outstanding	52,930	52,942	52,938	52,937

Dividends declared per common share	$0.025	$0.025	$0.05	$0.05

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income (loss)	$26,993	$8,916	$46,379	$30,207
Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	(487)	10,146	1,186	13,027
Provision for income tax benefit (expense) related to components of other comprehensive income (loss)	185	(3,856)	(451)	(4,950)

Other comprehensive income (loss)	(302)	6,290	735	8,077

Comprehensive income (loss)	$26,691	$15,206	$47,114	$38,284

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,999	$3,016
Receivables, net	293,443	354,138
Inventories	1,302,059	1,282,138
Assets held for sale	28,351	4,101
Other current assets	125,747	88,792

Total current assets	1,752,599	1,732,185
Property and Equipment, net	712,654	702,011
Goodwill	469,949	476,315
Other Intangible Assets, net	81,654	87,866
Other Assets	53,704	52,793

Total Assets	$3,070,560	$3,051,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$692,485	$681,030
Notes payable - floor plan - non-trade	515,033	570,661
Trade accounts payable	110,452	126,025
Accrued interest	12,299	12,653
Other accrued liabilities	173,535	185,951
Liabilities associated with assets held for sale - trade	11,641	—
Current maturities of long-term debt	20,358	18,216

Total current liabilities	1,535,803	1,594,536
Long-Term Debt	760,527	730,157
Other Long-Term Liabilities	76,276	81,286
Deferred Income Taxes	43,949	31,552
Commitments and Contingencies
Stockholders’ Equity:
Class A convertible preferred stock, none issued	—	—
Class A common stock, $0.01 par value; 100,000,000 shares authorized; 62,005,303 shares issued and 40,606,910 shares outstanding at June 30, 2014; 61,584,248 shares issued and 40,683,984 shares outstanding at December 31, 2013	620	616
Class B common stock; $0.01 par value; 30,000,000 shares authorized; 12,029,375 shares issued and outstanding at June 30, 2014 and December 31, 2013	121	121
Paid-in capital	692,818	685,782
Retained earnings	328,114	284,368
Accumulated other comprehensive income (loss)	(7,847)	(8,582)
Treasury stock, at cost; 21,398,393 Class A shares held at June 30, 2014 and 20,900,264 Class A shares held at December 31, 2013	(359,821)	(348,666)

Total stockholders’ equity	654,005	613,639

Total Liabilities and Stockholders’ Equity	$3,070,560	$3,051,170

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class A Treasury Stock		Class B Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)
Balance at December 31, 2013	61,584	$616	(20,900)	$(348,666)	12,029	$121	$685,782	$284,368	$(8,582)	$613,639
Shares awarded under stock compensation plans	401	4	—	—	—	—	2,523	—	—	2,527
Purchases of treasury stock	—	—	(498)	(11,155)	—	—	—	—	—	(11,155)
Income tax benefit associated with stock compensation plans	—	—	—	—	—	—	332	—	—	332
Fair value of interest rate swap agreements, net of tax expense of $451	—	—	—	—	—	—	—	—	735	735
Restricted stock amortization	—	—	—	—	—	—	4,181	—	—	4,181
Other	20	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	46,379	—	46,379
Dividends ($0.05 per share)	—	—	—	—	—	—	—	(2,633)	—	(2,633)

Balance at June 30, 2014	62,005	$620	(21,398)	$(359,821)	12,029	$121	$692,818	$328,114	$(7,847)	$654,005

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,379	$30,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	28,809	25,275
Provision for bad debt expense	191	66
Other amortization	780	780
Debt issuance cost amortization	1,144	1,527
Debt discount amortization, net of premium amortization	29	(60)
Stock - based compensation expense	4,181	3,256
Deferred income taxes	14,198	9,394
Equity interest in earnings of investee	(141)	(203)
Asset impairment charges	7	51
Loss (gain) on disposal of dealerships and property and equipment	(8,193)	278
Loss on exit of leased dealerships	624	1,605
(Gain) loss on retirement of debt	—	28,235
Changes in assets and liabilities that relate to operations:
Receivables	63,214	57,671
Inventories	(44,708)	(71,772)
Other assets	(41,474)	(5,181)
Notes payable - floor plan - trade	23,096	12,132
Trade accounts payable and other liabilities	(34,496)	(62,935)

Total adjustments	7,261	119

Net cash provided by (used in) operating activities	53,640	30,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(2,573)	—
Purchases of land, property and equipment	(48,586)	(89,147)
Proceeds from sales of property and equipment	3,954	257
Proceeds from sales of dealerships	27,235	—
Distributions from equity investee	400	500

Net cash provided by (used in) investing activities	(19,570)	(88,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(55,628)	(2,574)
Borrowings on revolving credit facilities	59,429	83,783
Repayments on revolving credit facilities	(59,429)	(89,959)
Proceeds from issuance of long-term debt	40,421	325,760
Debt issuance costs	—	(5,157)
Principal payments on long-term debt	(7,937)	(6,471)
Repurchase of debt securities	—	(233,566)
Purchases of treasury stock	(11,155)	(14,161)
Income tax benefit (expense) associated with stock compensation plans	332	562
Issuance of shares under stock compensation plans	2,527	1,018
Dividends paid	(2,647)	(1,352)

Net cash provided by (used in) financing activities	(34,087)	57,883

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17)	(181)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,016	3,371

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,999	$3,190

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of $451 and $4,950 in the six-month periods ended June 30, 2014 and 2013, respectively)	$735	$8,077
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$36,804	$43,444
Income taxes	$23,708	$28,305

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements of Sonic Automotive, Inc. and its wholly-owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the second quarter and six-month periods ended June 30, 2014 and 2013, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, which amended the definition of and the reporting requirements for discontinued operations. The amendments in this ASU require that a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial position in order to qualify as a discontinued operation. The ASU also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for interim and annual filings beginning with the quarter ending March 31, 2015. Early adoption is permitted, and Sonic elected to adopt and apply the guidance beginning with its Form 10-Q for the period ended June 30, 2014. The adoption of this ASU will impact the presentation of certain items in Sonic’s consolidated financial position, results of operations and other disclosures.

In May 2014, the FASB issued ASU 2014-09 related to revenue recognition. This ASU provides a five-step analysis to use in determining the timing and method of revenue recognition. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (early adoption is not permitted). Sonic does not expect this ASU to have a significant impact on its consolidated financial position, results of operations or cash flows.

Principles of Consolidation – All of Sonic’s dealership and non-dealership subsidiaries are wholly owned and consolidated in the accompanying Unaudited Condensed Consolidated Financial Statements, except for one fifty-percent owned dealership that is accounted for under the equity method. All material intercompany balances and transactions have been eliminated in the accompanying Unaudited Condensed Consolidated Financial Statements.

Lease Exit Accruals – Lease exit accruals relate to facilities Sonic has ceased using in its operations. The accruals represent the present value of the lease payments, net of estimated or actual sublease proceeds, for the remaining life of the operating leases and other accruals necessary to satisfy the lease commitment to the landlord. These situations could include the relocation of an existing facility or the sale of a dealership whereby the buyer will not be subleasing the property for either the remaining term of the lease or for an amount of rent equal to Sonic’s obligation under the lease. Please see Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance, December 31, 2013	$27,234
Lease exit expense (1)	624
Payments (2)	(3,874)
Lease buyout (3)	(1,556)

Balance, June 30, 2014	$22,428

(1)	Expense of approximately $0.1 million is recorded in interest expense, other, net, approximately $0.1 million is recorded in selling, general and administrative expenses, and approximately $0.4 million is recorded in income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.
(2)	Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately $0.5 million in continuing operations and $3.4 million in income (loss) from operations and the sale of dealerships in the accompanying Unaudited Condensed Consolidated Statements of Income.
(3)	Amount represents write-off of accrual related to an early lease buyout agreement which was completed and paid, relieving Sonic of any future lease obligation.

Income Tax Expense – The overall effective tax rate from continuing operations was 39.7% and 39.0% for the second quarter and six-month periods ended June 30, 2014, respectively, and was 39.0% for both the second quarter and six-month periods ended June 30, 2013. Sonic expects the effective tax rate for continuing operations in future periods to fall within a range of 38.0% to 40.0%.

2. Business Acquisitions and Dispositions

Acquisitions – Sonic acquired one luxury franchise during the six-month period ended June 30, 2014 for an aggregate purchase price of approximately $2.6 million. The balance sheet as of June 30, 2014 includes preliminary allocations of the purchase price of the acquired assets and liabilities based on their estimated fair market values at the date of acquisition and are subject to final adjustment.

Dispositions – As discussed in Note 1, “Summary of Significant Accounting Policies,” the FASB issued ASU 2014-08 which amended the definition of and reporting requirements for discontinued operations. Sonic elected to adopt and apply this guidance beginning with this Form 10-Q for the period ended June 30, 2014. The results of operations for those dealerships that were classified as discontinued operations as of March 31, 2014 are included in the accompanying Unaudited Condensed Consolidated Statements of Income and will continue to be reported within discontinued operations in the future. There were no unsold dealerships classified in discontinued operations at March 31, 2014. Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Income (loss) from operations	$(181)	$1,400	$(770)	$1,366
Gain (loss) on disposal	97	(341)	53	(378)
Lease exit accrual adjustments and charges	(43)	(698)	(375)	(1,365)

Pre-tax income (loss)	$(127)	$361	$(1,092)	$(377)

Total revenues	$—	$—	$—	$—

Beginning with disposals occurring during the second quarter ended June 30, 2014, only the operating results of disposals that represent a strategic shift that has (or will have) a major impact on Sonic’s results of operations and financial position will be included in the income (loss) from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Income. Sonic disposed of two franchises during the quarter ended June 30, 2014 and disposed of three franchises during the six-month period ended June 30, 2014. These disposals generated net cash from disposition of approximately $13.3 million and $15.2 million, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Income (loss) from operations	$(61)	$(467)	$(507)	$(1,175)
Gain (loss) on disposal	7,260	—	7,624	—

Pre-tax income (loss)	$7,199	$(467)	$7,117	$(1,175)

Total revenues	$21,870	$23,628	$42,485	$49,612

In the ordinary course of business, Sonic evaluates its dealership franchises for possible disposition based on various performance criteria, and the disposals during the six-month period ended June 30, 2014 represent dealerships identified based on their unprofitable operations and other operational considerations. As of June 30, 2014, Sonic had two dealerships classified as held for sale. Sonic anticipates disposal of these dealerships to occur within the next twelve months and deems it unlikely that significant changes to the plan to sell these stores will be made. In the future, Sonic may also sell other franchises that are not currently held for sale.

The major classes of assets and liabilities classified as held for sale for all periods presented in the statement of financial position are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Inventories	$11,820	$—
Property and equipment, net (1)	8,499	4,101
Goodwill	3,432	—
Other intangible assets, net	4,600	—

Assets held for sale	$28,351	$4,101

Liabilities associated with assets held for sale - trade	$11,641	$—

(1)	June 30, 2014 includes approximately $0.3 million related to franchises classified as held for sale, and approximately $8.2 million related to real estate not being used in operations. December 31, 2013 includes approximately $4.1 million related to real estate not being used in operations.

3. Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
New vehicles	$943,825	$938,263
Used vehicles	193,223	171,909
Service loaners	112,076	108,136
Parts, accessories and other	64,755	63,830

Subtotal	$1,313,879	$1,282,138
Less inventories classified as assets held for sale	(11,820)	—

Net inventories	$1,302,059	$1,282,138

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Land	$205,032	$194,639
Building and improvements	574,605	569,619
Office equipment and fixtures	138,068	135,221
Parts and service equipment	73,576	70,950
Company vehicles	8,249	8,002
Construction in progress	46,309	27,716

Total, at cost	1,045,839	1,006,147
Less accumulated depreciation	(324,686)	(300,035)

Subtotal	721,153	706,112
Less assets held for sale	(8,499)	(4,101)

Property and equipment, net	$712,654	$702,011

In the second quarter and six-month periods ended June 30, 2014, capital expenditures were approximately $27.0 million and $48.6 million, respectively, and in the second quarter and six-month periods ended June 30, 2013, capital expenditures were approximately $29.8 million and $89.1 million, respectively. Capital expenditures in both periods were primarily related to real estate acquisitions, construction of new dealerships, building improvements and equipment purchased for use in Sonic’s dealerships.

5. Goodwill and Intangible Assets

	Franchise Assets	Net Goodwill
	(In thousands)
Balance, December 31, 2013	79,535	476,315 (1)
Additions through current year acquisitions	—	1,256
Prior year acquisition allocations	—	(3)
Reclassifications to assets held for sale	(4,600)	(3,432)
Reductions from dispositions	(834)	(4,187)

Balance, June 30, 2014	$74,101	$469,949 (1)

(1)	Net of accumulated impairment losses of $796,725.

At December 31, 2013, Sonic had approximately $8.3 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at June 30, 2014 was approximately $7.6 million and is included in other intangible assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets. Additions through current year acquisition are preliminary allocations subject to change upon the finalization of purchase accounting.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
2011 Revolving Credit Facility (1)	$—	$—
7.0% Senior Subordinated Notes due 2022 (the “7.0% Notes”)	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the “5.0% Notes”)	300,000	300,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with a weighted average of 10.19%)	6,039	7,629
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	153,992	157,571
Mortgage notes to finance companies-variable rate, bearing interest at 1.25 to 3.50 percentage points above one-month LIBOR	117,609	79,893
Net debt discount and premium (2)	(1,799)	(1,800)
Other	5,044	5,080

Total debt	$780,885	$748,373
Less current maturities	(20,358)	(18,216)

Long-term debt	$760,527	$730,157

(1)	The interest rate on the revolving credit facility was 2.25% above LIBOR at June 30, 2014 and 2.00% above LIBOR at December 31, 2013.
(2)	June 30, 2014 includes $1.5 million discount associated with the 7.0% Notes, $0.2 million premium associated with notes payable to a finance company and $0.5 million discount associated with mortgage notes payable. December 31, 2013 includes $1.6 million discount associated with the 7.0% Notes, $0.4 million premium associated with the notes payable to a finance company and $0.6 million discount associated with mortgage notes payable.

2011 Credit Facilities

Sonic has a syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2011 Floor Plan Facilities” and, together with the 2011 Revolving Credit Facility, the “2011 Credit Facilities”), which were scheduled to mature on August 15, 2016. On July 23, 2014, Sonic entered into an amendment to the 2011 Credit Facilities, which among other things, extended the maturity to August 15, 2019. See Note 11, “Subsequent Events,” to the accompanying Unaudited Condensed Consolidated Financial Statements for additional information. The following discussion is based on the terms of the 2011 Credit Facilities in effect as of June 30, 2014, prior to the amendment.

Availability under the 2011 Revolving Credit Facility is calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Revolving Credit Facility may be increased at Sonic’s option up to $225.0 million upon satisfaction of certain conditions.

Based on balances as of June 30, 2014, the 2011 Revolving Borrowing Base was approximately $146.5 million. Sonic had no outstanding borrowings as of June 30, 2014 and $29.2 million in outstanding letters of credit under the 2011 Revolving Credit Facility, resulting in total borrowing availability of $117.3 million under the 2011 Revolving Credit Facility.

The 2011 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2011 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount up to $605.0 million. Sonic may, under certain conditions, request an increase in the 2011 Floor Plan Facilities of up to $175.0 million, which shall be allocated between the 2011 New Vehicle Floor Plan Facility and the 2011 Used Vehicle Floor Plan Facility as Sonic requests, with no more than 15% of the aggregate commitments allocated to the commitments under the 2011 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2011 Floor Plan Facilities are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries. The amounts outstanding under the 2011 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

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

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 7.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B Common Stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B Common Stock if Sonic complies with the terms of the indenture governing the 7.0% Notes. Sonic was in compliance with all restrictive covenants as of June 30, 2014.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B Common Stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B Common Stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. Sonic was in compliance with all restrictive covenants as of June 30, 2014.

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

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that will be amortized over the lives of the Assumed Notes. At June 30, 2014, the outstanding principal balance on the Assumed Notes was approximately $6.0 million with a remaining unamortized premium balance of approximately $0.2 million.

Mortgage Notes

At June 30, 2014, Sonic had mortgage financing totaling approximately $271.6 million, related to 29 of its dealership properties. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates range between 2014 and 2033. The weighted average interest rate was 3.78% at June 30, 2014.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants

Sonic was in compliance with the covenants under the 2011 Credit Facilities as of June 30, 2014. Financial covenants include required specified ratios (as each is defined in the 2011 Credit Facilities) of:

	Covenant
	Minimum Consolidated Liquidity Ratio	Minimum Consolidated Fixed Charge Coverage Ratio	Maximum Consolidated Total Lease Adjusted Leverage Ratio

Required ratio	1.05	1.20	5.50

June 30, 2014 actual	1.21	1.82	4.14

The 2011 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2011 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2011 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. As of June 30, 2014, the ratio was 3.51 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at June 30, 2014 was a net liability of approximately $14.9 million, with $10.5 million included in other accrued liabilities and $5.9 million included in other long-term liabilities, offset partially by an asset of approximately $1.5 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2013 was a net liability of approximately $16.3 million, with $11.6 million included in other accrued liabilities and $8.4 million included in other long-term liabilities, offset partially by an asset of approximately $3.7 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.9		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$9.0		4.655%	one-month LIBOR	December 10, 2017
$7.6	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.5	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(4)	2.080%	one-month LIBOR	July 1, 2017
$100.0	(3)	1.560%	one-month LIBOR	July 1, 2017

(1)	The one-month LIBOR rate was 0.152% at June 30, 2014.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.
(4)	The effective date of these forward-starting swaps is July 1, 2016.
(5)	The effective date of these forward-starting swaps is July 3, 2017.

During the second quarter ended June 30, 2014, Sonic entered into two forward-starting interest rate cash flow swap agreements with notional amounts of $25.0 million and $100.0 million. These swap agreements become effective in July 2016 and July 2015, respectively, and terminate in July 2017. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in other comprehensive income (loss) before taxes in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income.

For the interest rate swaps not designated as cash flow hedges (changes in the fair value of these swaps are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. For the second quarter and six-month periods ended June 30, 2014, these items were a benefit of approximately $0.1 million and $0.2 million, respectively, and for the second quarter and six-month periods ended June 30, 2013, these items were a benefit of approximately $0.4 million and $0.6 million, respectively.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $3.0 million and $5.9 million in the second quarter and six-month periods ended June 30, 2014, respectively, and $2.9 million and $5.8 million in the second quarter and six-month periods ended June 30, 2013, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $6.5 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends and , as a result, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the second quarter and six-month periods ended June 30, 2014 and 2013:

	Second Quarter Ended June 30, 2014
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,514	$27,061		$(68)		$26,993
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(87)		—		(87)

Basic earnings (loss) and shares	52,514	$26,974	$0.51	$(68)	$—	$26,906	$0.51
Effect of dilutive securities:
Stock compensation plans	416

Diluted earnings (loss) and shares	52,930	$26,974	$0.51	$(68)	$—	$26,906	$0.51

	Second Quarter Ended June 30, 2013
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,597	$8,717		$199		$8,916
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(63)		—		(63)

Basic earnings (loss) and shares	52,597	$8,654	$0.16	$199	$0.01	$8,853	$0.17
Effect of dilutive securities:
Stock compensation plans	345

Diluted earnings (loss) and shares	52,942	$8,654	$0.16	$199	$0.01	$8,853	$0.17

	Six Months Ended June 30, 2014
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,466	$47,045		$(666)		$46,379
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(151)		—		(151)

Basic earnings (loss) and shares	52,466	$46,894	$0.89	$(666)	$(0.01)	$46,228	$0.88
Effect of dilutive securities:
Stock compensation plans	472

Diluted earnings (loss) and shares	52,938	$46,894	$0.89	$(666)	$(0.02)	$46,228	$0.87

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2013
		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Weighted Average Shares	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share amounts)
Earnings (loss) and shares	52,591	$30,415		$(208)		$30,207
Effect of participating securities:
Non-vested restricted stock and restricted stock units		(229)		—		(229)

Basic earnings (loss) and shares	52,591	$30,186	$0.57	$(208)	$—	$29,978	$0.57
Effect of dilutive securities:
Stock compensation plans	346

Diluted earnings (loss) and shares	52,937	$30,186	$0.57	$(208)	$—	$29,978	$0.57

In addition to the stock options included in the table above, options to purchase approximately 0.4 million shares and 0.9 million shares of Class A Common Stock were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

Included in other accrued liabilities and other long-term liabilities was approximately $1.3 million and $0.3 million, respectively, at June 30, 2014, and approximately $0.3 million and $0.9 million, respectively, at December 31, 2013, in reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In connection with dealership dispositions, certain of Sonic’s dealership subsidiaries have assigned or sublet to the buyer their interests in real property leases associated with such dealerships. In general, the subsidiaries retain responsibility for the performance of certain obligations under such leases, including rent payments, and repairs to leased property upon termination of the lease, to the extent that the assignee or sub-lessee does not perform. In the event the sub-lessees do not perform under their obligations Sonic remains liable for the lease payments. Please see Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $16.8 million and $14.0 million at June 30, 2014 and December 31, 2013, respectively. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at June 30, 2014. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was approximately $2.8 million at both June 30, 2014 and December 31, 2013, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	June 30, 2014	December 31, 2013
	(In thousands)
Assets:
Cash surrender value of life insurance policies (1)	$27,425	$25,301
Cash flow swaps designated as hedges (1)	1,513	3,707

Total assets	$28,938	$29,008

Liabilities:
Cash flow swaps designated as hedges (2)	$14,615	$17,995
Cash flow swaps not designated as hedges (3)	1,807	2,046
Deferred compensation plan (4)	15,613	14,842

Total liabilities	$32,035	$34,883

(1)	Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(2)	As of June 30, 2014, approximately $9.8 million and $4.8 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2013, approximately $10.6 million and $7.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(3)	As of June 30, 2014, approximately $0.7 million and $1.1 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of December 31, 2013, approximately $1.0 million was included in both other accrued liabilities and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(4)	Included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

There were no instances in the second quarter and six-month periods ended June 30, 2014 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 have not changed since December 31, 2013.

As of June 30, 2014 and December 31, 2013, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the 2011 Credit Facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

At June 30, 2014 and December 31, 2013, the fair value and carrying value of Sonic’s fixed rate long-term debt were as follows:

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)

7.0% Notes (1)	$222,000	$198,484	$218,000	$198,414

5.0% Notes (1)	$297,000	$300,000	$285,000	$300,000

Mortgage Notes (2)	$161,166	$153,992	$165,381	$157,571

Assumed Notes (2)	$6,041	$6,256	$7,636	$7,993

Other (2)	$4,729	$5,044	$4,774	$5,080

(1)	As determined by market quotations as of June 30, 2014 and December 31, 2013, respectively (Level 1).
(2)	As determined by discounted cash flows (Level 3).

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the six-month period ended June 30, 2014 is as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Six Months Ended June 30, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2013	$(8,859)	$277	$(8,582)
Other comprehensive income (loss) before reclassifications (1)	(2,959)	—	(2,959)
Amounts reclassified out of accumulated other comprehensive income (loss) (2)	3,694	—	3,694

Net current-period other comprehensive income (loss)	735	—	735

Balance at June 30, 2014	$(8,124)	$277	$(7,847)

(1)	Net of tax benefit of $1,813.
(2)	Net of tax expense of $2,264.

See the heading “Derivative Instruments and Hedging Activities” in Note 6, “Long-Term Debt,” for further discussion of Sonic’s cash flow hedges. For further discussion of Sonic’s defined benefit pension plan, see Note 10, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2013.

11. Subsequent Events

On July 23, 2014, Sonic entered into an amendment to the 2011 Credit Facilities, which among other changes (i) extended the maturity to August 15, 2019 from a previous maturity date of August 15, 2016, (ii) increased by $50.0 million the availability under the 2011 Revolving Credit Facility to $225.0 million, and (iii) increased by $195.0 million the availability under the 2011 Floor Plan Facilities to $800.0 million, resulting in an aggregate increase of availability under the 2011 Credit Facilities of $245.0 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the Sonic Automotive, Inc. and Subsidiaries Unaudited Condensed Consolidated Financial Statements and related notes thereto appearing elsewhere in this report, as well as the audited financial statements and related notes, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are one of the largest automotive retailers in the United States. As of June 30, 2014, we operated 121 franchises in 14 states (representing 25 different brands of cars and light trucks) and 19 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of June 30, 2014, we operated 102 stores. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

As we announced during the fourth quarter of 2013, we plan to augment our manufacturer-franchised dealership operations with stand-alone pre-owned specialty retail sales locations. This pre-owned business will operate independently from the existing new and used dealership sales operations and introduce customers to an exciting shopping and buying experience. The first target market is planned for Denver, Colorado, and we expect operations there to begin in late 2014.

In the fourth quarter of 2013, we also announced our customer experience initiative known as “One Sonic-One Experience.” This initiative includes several new processes and proprietary technologies from inventory management and pricing tools to a fully developed “customer-centric” Customer Relationship Management (“CRM”) tool. The development of these processes and tools will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can use these processes and technologies to get our guests on the road in their new vehicle in less than an hour.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the second quarter and six-month periods ended June 30, 2014 and 2013:

	Percentage of New Vehicle Revenue		Percentage of New Vehicle Revenue (1)
	Second Quarter Ended June 30,		Six Months Ended June 30,
Brand	2014	2013	2014	2013
Luxury:
BMW	21.1%	19.2%	20.8%	19.6%
Mercedes	8.7%	7.9%	9.1%	8.1%
Audi	5.0%	4.4%	4.9%	4.1%
Lexus	4.8%	4.5%	4.9%	4.5%
Cadillac	4.6%	4.3%	4.5%	4.4%
Land Rover	3.0%	2.2%	2.9%	2.3%
Porsche	2.5%	2.2%	2.3%	2.1%
Mini	2.3%	2.8%	2.2%	2.6%
Acura	0.9%	0.7%	0.9%	0.7%
Volvo	0.9%	0.9%	0.8%	0.9%
Infiniti	0.8%	0.9%	0.8%	0.9%
Jaguar	0.6%	0.7%	0.7%	0.6%

Total Luxury	55.2%	50.7%	54.8%	50.8%
Mid-line Import:
Honda	15.6%	16.2%	15.1%	15.7%
Toyota	10.4%	10.4%	10.2%	10.2%
Volkswagen	1.9%	2.6%	1.9%	2.7%
Hyundai	1.8%	2.0%	1.8%	2.0%
Other (1)	1.4%	1.4%	1.6%	1.6%
Nissan	1.2%	1.1%	1.1%	1.1%

Total Mid-line Import	32.3%	33.7%	31.7%	33.3%
Domestic:
Ford	7.1%	8.9%	7.9%	8.9%
General Motors (2)	5.4%	6.7%	5.6%	7.0%

Total Domestic	12.5%	15.6%	13.5%	15.9%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes Kia, Scion and Subaru.
(2)	Includes Buick, Chevrolet and GMC.

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the second quarter or six-month periods ended June 30, 2014 are compared to the second quarter or six-month periods ended June 30, 2013, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, Fixed Operations and F&I are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition. During the second quarter of 2014, we adopted the provisions of ASU 2014-08. See Note 1, “Summary of Significant Accounting Policies,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of the effects of our adoption of this ASU.

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

	Second Quarter Ended June 30,			Six Months Ended June 30,
(in millions of vehicles)	2014	2013	% Change	2014	2013	% Change
SAAR	16.5	15.3	7.8%	16.1	15.3	5.2%

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

Our reported new vehicle results (including fleet) are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,298,777	$1,247,161	$51,616	4.1%
Gross profit	$74,193	$67,790	$6,403	9.4%
Unit sales	35,405	35,402	3	0.0%
Revenue per unit	$36,683	$35,229	$1,454	4.1%
Gross profit per unit	$2,096	$1,915	$181	9.5%
Gross profit as a % of revenue	5.7%	5.4%	30	bps

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$2,445,397	$2,390,217	$55,180	2.3%
Gross profit	$140,866	$134,259	$6,607	4.9%
Unit sales	66,536	67,485	(949)	(1.4%)
Revenue per unit	$36,753	$35,418	$1,335	3.8%
Gross profit per unit	$2,117	$1,989	$128	6.4%
Gross profit as a % of revenue	5.8%	5.6%	20	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store new vehicle results (including fleet) are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,263,004	$1,235,935	$27,069	2.2%
Gross profit	$72,025	$67,142	$4,883	7.3%
Unit sales	34,713	35,164	(451)	(1.3%)
Revenue per unit	$36,384	$35,148	$1,236	3.5%
Gross profit per unit	$2,075	$1,909	$166	8.7%
Gross profit as a % of revenue	5.7%	5.4%	30	bps

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$2,382,051	$2,367,467	$14,584	0.6%
Gross profit	$136,613	$132,604	$4,009	3.0%
Unit sales	65,306	66,983	(1,677)	(2.5%)
Revenue per unit	$36,475	$35,344	$1,131	3.2%
Gross profit per unit	$2,092	$1,980	$112	5.7%
Gross profit as a % of revenue	5.7%	5.6%	10	bps

During the second quarter and six-month periods ended June 30, 2014, we continued to test our new car pricing model with True Price®. As we move toward our One Sonic-One Experience launch (our new customer experience initiative), we believe we will become more aggressive in pricing as well as gain market share as customers benefit from the entire complement of our new shopping experience.

The increases in new vehicle revenue during the second quarter and six-month periods ended June 30, 2014, were primarily driven by new vehicle price per unit increases of 3.5% and 3.2%, respectively, partially offset by new unit sales volume decreases of 1.3% and 2.5%, respectively. Excluding fleet sales, our retail new revenue increased 5.0% and 2.4% for the second quarter and six-month periods ended June 30, 2014, respectively, and retail new unit sales volume increased 2.1% and remained flat during second quarter and six-month periods ended June 30, 2014, respectively. Our Audi, BMW and Honda dealerships led our new retail unit sales volume growth with increases of 22.9%, 10.8% and 3.0%, respectively, in the second quarter ended June 30, 2014.

Total new vehicle gross profit dollars increased $4.9 million, or 7.3%, during the second quarter ended June 30, 2014 and increased $4.0 million, or 3.0%, in the six-month period ended June 30, 2014. Our gross profit per new unit increase of $166 per unit in the second quarter ended June 30, 2014 was driven primarily by our BMW, Audi, Land Rover and Honda dealerships, and the increase of $112 per unit in the six-month period ended June 30, 2014 was driven primarily by our Audi, Land Rover, Mercedes and Honda dealerships.

Our luxury dealerships (which include Cadillac) experienced new vehicle revenue increases of 10.0% and 7.2% in the second quarter and six-month periods ended June 30, 2014, respectively, primarily due to new unit sales volume increases of 7.4% and 5.3% in the second quarter and six-month periods ended June 30, 2014, respectively. Luxury dealership new vehicle gross profit increased 12.1% and 8.1% during the second quarter and six-month periods ended June 30, 2014, respectively, primarily due to new unit sales volume increases at our Audi, Lexus and Land Rover dealerships and gross profit per new unit increases of 4.4% and 2.7% during the second quarter and six-month periods ended June 30, 2014, respectively, driven primarily by our Land Rover, Audi and Porsche dealerships.

Our mid-line import dealerships experienced a new vehicle revenue decrease of 1.0% in the second quarter ended June 30, 2014, primarily due to a 1.0% decrease in price per unit during the same period. Our mid-line import dealerships experienced a new vehicle revenue decrease of 2.5% in the six-month period ended June 30, 2014, primarily due to a 2.1%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease in new unit volume. The new vehicle revenue decrease was driven primarily by lower unit sales at our Volkswagen and Hyundai dealerships, which experienced a 28.0% and a 9.5% decrease in new vehicle unit sales, respectively, in the six-month period ended June 30, 2014. Mid-line import gross profit increased 4.4% and decreased 1.4% in the second quarter and six-month periods ended June 30, 2014, respectively, driven primarily by volume and gross profit per new unit decreases at our Hyundai dealerships.

Including fleet sales, our domestic dealerships experienced new vehicle revenue decreases of 15.9% and 13.4% in the second quarter and six-month periods ended June 30, 2014, respectively, driven by new unit sales volume decreases of 22.8% and 19.3% in the second quarter and six-month periods ended June 30, 2014, respectively. These unit sales volume decreases were partially offset by price per unit increases of 8.9% and 7.3% in the second quarter and six-month periods ended June 30, 2014, respectively. Domestic fleet unit sales volume decreased 67.5% and 48.3% in the second quarter and six-month periods ended June 30, 2014, respectively, driving a fleet revenue decrease of 67.2% and 44.2% in the second quarter and six-month periods ended June 30, 2014, respectively. The decreases in fleet revenue and unit sales are due to a reduced focus on fleet sales as a result of our operational decision to move away from the low margin fleet business.

Excluding fleet sales, our domestic dealerships experienced a new retail vehicle revenue increase of 2.0% in the second quarter ended June 30, 2014, driven by an increase in price per unit of 4.3% during the same period, and a new retail vehicle revenue decrease of 2.6% in the six-month period ended June 30, 2014, driven by a new retail unit sales volume decrease of 6.6% during the same period, partially offset by an increase in price per unit of 4.3%. Our domestic dealerships experienced a decrease in new retail vehicle gross profit of 2.8% and 7.1% for the second quarter and six-month periods ended June 30, 2014, respectively. Our Ford dealerships experienced decreases of 3.4% and 4.9% in new retail unit sales volume during the second quarter and six-month periods ended June 30, 2014, respectively, contributing to decreases of 12.4% and 12.9% in new retail vehicle gross profit during the second quarter and six-month periods ended June 30, 2014, respectively. New retail vehicle gross profit per unit at our General Motors dealerships (excluding Cadillac) increased 11.1% during the second quarter ended June 30, 2014, driving a new vehicle gross profit increase of 10.3% during the second quarter ended June 30, 2014. New retail vehicle gross profit was flat for our General Motors dealerships during the six-month period ended June 30, 2014.

Used Vehicles

Used vehicle revenues are directly affected by a number of factors including the level of manufacturer incentives on new vehicles, the number and quality of trade-ins and lease turn-ins, the availability and pricing of used vehicles acquired at auction and the availability of consumer credit.

Our reported used vehicle results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$603,868	$538,977	$64,891	12.0%
Gross profit	$37,473	$37,609	$(136)	(0.4%)
Unit sales	28,514	26,599	1,915	7.2%
Revenue per unit	$21,178	$20,263	$915	4.5%
Gross profit per unit	$1,314	$1,414	$(100)	(7.1%)
Gross profit as a % of revenue	6.2%	7.0%	(80)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,163,684	$1,065,158	$98,526	9.2%
Gross profit	$78,167	$75,639	$2,528	3.3%
Unit sales	56,171	53,068	3,103	5.8%
Revenue per unit	$20,717	$20,072	$645	3.2%
Gross profit per unit	$1,392	$1,425	$(33)	(2.3%)
Gross profit as a % of revenue	6.7%	7.1%	(40)	bps

Our same store used vehicle results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$582,386	$530,567	$51,819	9.8%
Gross profit	$36,675	$37,711	$(1,036)	(2.7%)
Unit sales	27,617	26,226	1,391	5.3%
Revenue per unit	$21,088	$20,231	$857	4.2%
Gross profit per unit	$1,328	$1,438	$(110)	(7.6%)
Gross profit as a % of revenue	6.3%	7.1%	(80)	bps

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,122,929	$1,047,365	$75,564	7.2%
Gross profit	$76,093	$74,435	$1,658	2.2%
Unit sales	54,458	52,292	2,166	4.1%
Revenue per unit	$20,620	$20,029	$591	3.0%
Gross profit per unit	$1,397	$1,423	$(26)	(1.8%)
Gross profit as a % of revenue	6.8%	7.1%	(30)	bps

In the second quarter and six-month periods ended June 30, 2014, our used vehicle unit volume increased 9.8% and 7.2%, respectively. In the second quarter ended June 30, 2014, we sold an all-time quarterly record 28,514 pre-owned vehicles at our continuing operations stores. Gross profit per used unit decreased 7.6% and 1.8% in the second quarter and six-month periods ended June 30, 2014, respectively. As we move toward our One Sonic-One Experience launch and continue to test our used car pricing model with True Price®, we believe we will continue to experience gains in our used vehicle unit volume and used vehicle revenue levels and associated gross profit.

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

Our reported wholesale vehicle results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$44,765	$40,032	$4,733	11.8%
Gross profit (loss)	$(1,314)	$(1,943)	$629	32.4%
Unit sales	7,738	7,257	481	6.6%
Revenue per unit	$5,785	$5,516	$269	4.9%
Gross profit (loss) per unit	$(170)	$(268)	$98	36.6%
Gross profit (loss) as a % of revenue	(2.9%)	(4.9%)	200	bps

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$86,363	$91,825	$(5,462)	(5.9%)
Gross profit (loss)	$(1,409)	$(3,145)	$1,736	55.2%
Unit sales	15,118	15,650	(532)	(3.4%)
Revenue per unit	$5,713	$5,867	$(154)	(2.6%)
Gross profit (loss) per unit	$(93)	$(201)	$108	53.7%
Gross profit (loss) as a % of revenue	(1.6%)	(3.4%)	180	bps

Our same store wholesale vehicle results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$43,638	$39,729	$3,909	9.8%
Gross profit (loss)	$(1,275)	$(1,872)	$597	31.9%
Unit sales	7,573	7,195	378	5.3%
Revenue per unit	$5,762	$5,522	$240	4.3%
Gross profit (loss) per unit	$(168)	$(260)	$92	35.4%
Gross profit (loss) as a % of revenue	(2.9%)	(4.7%)	180	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$83,949	$90,646	$(6,697)	(7.4%)
Gross profit (loss)	$(1,247)	$(2,995)	$1,748	58.4%
Unit sales	14,804	15,497	(693)	(4.5%)
Revenue per unit	$5,671	$5,849	$(178)	(3.0%)
Gross profit (loss) per unit	$(84)	$(193)	$109	56.5%
Gross profit (loss) as a % of revenue	(1.5%)	(3.3%)	180	bps

Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of new and used retail vehicle unit volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Wholesale vehicle revenue and unit sales volume increased in the second quarter ended June 30, 2014 as a result of the increased volume and quality of trade in vehicles driven by the retail vehicle sales volume in the second quarter ended June 30, 2014. The decrease in wholesale vehicle revenue and unit sales volume in the six-month period ended June 30, 2014 was due to our focus on acquiring the right used inventory at our dealerships, pricing the vehicles effectively and turning our used inventory quickly.

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

Our reported Fixed Operations results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
Reported:
Revenue
Customer pay	$145,040	$136,343	$8,697	6.4%
Warranty	47,050	47,270	(220)	(0.5%)
Wholesale parts	47,145	40,982	6,163	15.0%
Internal, sublet and other	89,899	82,451	7,448	9.0%

Total	$329,134	$307,046	$22,088	7.2%

Gross profit
Customer pay	$79,606	$75,166	$4,440	5.9%
Warranty	25,671	26,388	(717)	(2.7%)
Wholesale parts	8,308	7,658	650	8.5%
Internal, sublet and other	46,274	41,918	4,356	10.4%

Total	$159,859	$151,130	$8,729	5.8%

Gross profit as a % of revenue
Customer pay	54.9%	55.1%	(20)	bps
Warranty	54.6%	55.8%	(120)	bps
Wholesale parts	17.6%	18.7%	(110)	bps
Internal, sublet and other	51.5%	50.8%	70	bps

Total	48.6%	49.2%	(60)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
Reported:
Revenue
Customer pay	$286,162	$270,146	$16,016	5.9%
Warranty	93,641	92,084	1,557	1.7%
Wholesale parts	95,089	81,520	13,569	16.6%
Internal, sublet and other	173,013	159,939	13,074	8.2%

Total	$647,905	$603,689	$44,216	7.3%

Gross profit
Customer pay	$157,605	$149,282	$8,323	5.6%
Warranty	50,909	50,283	626	1.2%
Wholesale parts	16,469	15,277	1,192	7.8%
Internal, sublet and other	87,023	80,517	6,506	8.1%

Total	$312,006	$295,359	$16,647	5.6%

Gross profit as a % of revenue
Customer pay	55.1%	55.3%	(20)	bps
Warranty	54.4%	54.6%	(20)	bps
Wholesale parts	17.3%	18.7%	(140)	bps
Internal, sublet and other	50.3%	50.3%	0	bps

Total	48.2%	48.9%	(70)	bps

Our same store Fixed Operations results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
Same Store:
Revenue
Customer pay	$138,668	$134,870	$3,798	2.8%
Warranty	45,184	46,542	(1,358)	(2.9%)
Wholesale parts	45,704	40,819	4,885	12.0%
Internal, sublet and other	87,173	81,519	5,654	6.9%

Total	$316,729	$303,750	$12,979	4.3%

Gross profit
Customer pay	$76,361	$74,408	$1,953	2.6%
Warranty	24,665	25,989	(1,324)	(5.1%)
Wholesale parts	7,832	7,632	200	2.6%
Internal, sublet and other	44,711	41,350	3,361	8.1%

Total	$153,569	$149,379	$4,190	2.8%

Gross profit as a % of revenue
Customer pay	55.1%	55.2%	(10)	bps
Warranty	54.6%	55.8%	(120)	bps
Wholesale parts	17.1%	18.7%	(160)	bps
Internal, sublet and other	51.3%	50.7%	60	bps

Total	48.5%	49.2%	(70)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
Same Store:
Revenue
Customer pay	$273,161	$266,837	$6,324	2.4%
Warranty	89,781	90,570	(789)	(0.9%)
Wholesale parts	92,110	81,212	10,898	13.4%
Internal, sublet and other	167,946	157,956	9,990	6.3%

Total	$622,998	$596,575	$26,423	4.4%

Gross profit
Customer pay	$150,941	$147,661	$3,280	2.2%
Warranty	48,828	49,745	(917)	(1.8%)
Wholesale parts	15,622	15,230	392	2.6%
Internal, sublet and other	84,046	79,278	4,768	6.0%

Total	$299,437	$291,914	$7,523	2.6%

Gross profit as a % of revenue
Customer pay	55.3%	55.3%	0	bps
Warranty	54.4%	54.9%	(50)	bps
Wholesale parts	17.0%	18.8%	(180)	bps
Internal, sublet and other	50.0%	50.2%	(20)	bps

Total	48.1%	48.9%	(80)	bps

Fixed Operations gross profit grew at a lower rate than the revenue increase as a result of changes in the mix of revenue between categories for the second quarter and six-month periods ended June 30, 2014. Revenue growth in the lower-margin wholesale parts and internal, sublet and other categories outpaced that of the higher-margin customer pay and warranty categories for both the second quarter and six-month periods ended June 30, 2014. From a rate and volume perspective, for the second quarter ended June 30, 2014, the increase in gross profit of approximately $4.2 million resulted from a $6.3 million increase as a result of higher sales volume, offset partially by a $2.1 million decrease as a result of a 70 basis point decline in the gross margin rate. For the six-month period ended June 30, 2014, the increase in gross profit of approximately $7.5 million resulted from a $12.7 million increase as a result of higher sales volume, offset partially by a $5.2 million decrease as a result of an 80 basis point decline in the gross margin rate.

During the second quarter ended June 30, 2014, our overall Fixed Operations customer pay revenue increased 2.8%. During the six-month period ended June 30, 2014, our overall Fixed Operations customer pay revenue increased 2.4%, in spite of lost days at our Texas, Southeast, and Mid-Atlantic stores due to winter storms during the first quarter ended March 31, 2014. Our warranty revenue decreased during the second quarter and six-month periods ended June 30, 2014, by 2.9% and 0.9%, respectively, driven primarily by decreases at our BMW stores. Our wholesale parts revenue increased 12.0% and 13.4% during the second quarter and six-month periods ended June 30, 2014, respectively, driven primarily by an increase in bulk wholesale parts sales at some of our large luxury stores in California. Internal, sublet and other revenue increased 6.9% and 6.3% for the second quarter and six-month periods ended June 30, 2014, respectively, due in part to increased trade-in activity as a result of higher levels of retail unit sales volume.

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

Our reported F&I results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$76,736	$69,220	$7,516	10.9%
Gross profit per retail unit (excludes fleet)	$1,211	$1,148	$63	5.5%

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$146,317	$134,714	$11,603	8.6%
Gross profit per retail unit (excludes fleet)	$1,209	$1,148	$61	5.3%

Our same store F&I results are as follows:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$74,916	$68,765	$6,151	8.9%
Gross profit per retail unit (excludes fleet)	$1,213	$1,152	$61	5.3%

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$142,847	$133,826	$9,021	6.7%
Gross profit per retail unit (excludes fleet)	$1,210	$1,153	$57	4.9%

F&I revenues and F&I gross profit per unit increased during the second quarter and six-month periods ended June 30, 2014, primarily due to improved penetration rates on service contracts and aftermarket products as a result of increased visibility into performance drivers provided by our proprietary internal software applications. In addition, F&I revenues improved due to increases in total new and used retail (excluding fleet) unit volume of 3.5% and 1.8% for the second quarter and six-month periods ended June 30, 2014, respectively.

Finance contract revenue increased 6.5% and 3.7% for the second quarter and six-month periods ended June 30, 2014, respectively, compared to the prior year period, primarily due to increases in contract volume of 2.8% and 3.2%, respectively. The increase in finance contract revenue in the second quarter ended June 30, 2014 was further driven by an increase in gross profit per contract of 3.6%. Finance contract revenue may experience compression if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service contract revenue increased 11.2% and 10.7% in the second quarter and six-month periods ended June 30, 2014, respectively. Total service contract volume increased 6.5% and 5.3% for the second quarter and six-month periods ended June 30, 2014, respectively, driven by a service contract penetration rate increase of 90 basis points and 110 basis points for the second quarter and six-month periods ended June 30, 2014, respectively. Gross profit per service contract increased 4.4% and 5.1% for the second quarter and six-month periods ended June 30, 2014, respectively, also driving the increase in service contract revenue.

Other aftermarket contract revenue increased 15.7% and 12.1% in the second quarter and six-month periods ended June 30, 2014, respectively. Other aftermarket contract volume increased 13.0% and 10.8% for second quarter and six-month periods ended June 30, 2014, respectively, driven by other aftermarket contract penetration rate increases of 1,100 basis points for both the second quarter and six-month periods ended June 30, 2014.

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

Following is information related to our reported SG&A expenses:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
SG&A expenses
Compensation	$163,109	$149,528	$(13,581)	(9.1%)
Advertising	13,864	13,718	(146)	(1.1%)
Rent	18,643	18,421	(222)	(1.2%)
Other	73,298	66,423	(6,875)	(10.4%)

Total	$268,914	$248,090	$(20,824)	(8.4%)

SG&A expenses as a % of gross profit
Compensation	47.0%	46.2%	(80)	bps
Advertising	4.0%	4.2%	20	bps
Rent	5.4%	5.7%	30	bps
Other	21.1%	20.5%	(60)	bps

Total	77.5%	76.6%	(90)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)
SG&A expenses
Compensation	$320,263	$298,108	$(22,155)	(7.4%)
Advertising	27,982	27,150	(832)	(3.1%)
Rent	37,178	37,444	266	0.7%
Other	147,464	131,212	(16,252)	(12.4%)

Total	$532,887	$493,914	$(38,973)	(7.9%)

SG&A expenses as a % of gross profit
Compensation	47.4%	46.8%	(60)	bps
Advertising	4.1%	4.3%	20	bps
Rent	5.5%	5.9%	40	bps
Other	21.8%	20.6%	(120)	bps

Total	78.8%	77.6%	(120)	bps

Overall SG&A expenses increased in the second quarter and six-month periods ended June 30, 2014, primarily due to increases in unit sales volume driving higher variable compensation costs and the other SG&A expenses discussed below. Overall SG&A expenses as a percentage of gross profit increased 90 and 120 basis points in the second quarter and six-month periods ended June 30, 2014, respectively.

Compensation costs as a percentage of gross profit increased 80 and 60 basis points in the second quarter and six-month periods ended June 30, 2014, respectively, primarily due to variable compensation costs and increased headcount related to demand from higher Fixed Operations activity levels and our stand-alone pre-owned initiative.

Total advertising expense in the second quarter and six-month periods ended June 30, 2014 increased in dollar amount to support higher sales volumes but decreased as a percentage of gross profit primarily as a result of actively managing this expense category and higher levels of gross profit.

Rent expense as a percentage of gross profit decreased 30 and 40 basis points in the second quarter and six-month periods ended June 30, 2014, primarily due to higher gross profit levels and our trend of owning more of our properties.

Other SG&A expenses increased in dollar amount and as a percentage of gross profit during the second quarter and six-month periods ended June 30, 2014, primarily due to increased customer related costs as a result of the higher level of sales activity, IT spending, travel, increased services by outside contractors and training related to our stand-alone pre-owned and customer experience initiatives. Other SG&A expenses were favorably affected by a gain recorded on the disposal of dealerships totaling approximately $7.3 million, and unfavorably impacted by charges of approximately $1.4 million related to hail damage and legal settlement expenses.

Included in total SG&A expenses are certain costs related to our recently announced stand-alone pre-owned initiative, which increased SG&A expenses by 90 basis points and 70 basis points as a percentage of gross profit in the second quarter and six-month periods ended June 30, 2014, respectively. Total SG&A expenses were also affected by costs related to the implementation of “One Sonic-One Experience” which increased expenses by 50 basis points as a percentage of gross profit in both the second quarter and six-month periods ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $1.3 million, or 9.8%, and $3.5 million, or 14.0%, during the second quarter and six-month periods ended June 30, 2014, respectively. The increase is primarily related to completed construction projects that were placed in service subsequent to June 30, 2013 and the purchase of dealership properties that were previously leased.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations increased approximately $0.6 million, or 10.8%, and $0.9 million, or 9.0%, in the second quarter and six month periods ended June 30, 2014, respectively. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $84.0 million and $90.1 million in the second quarter and six-month periods ended June 30, 2014, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $0.4 million and $0.9 million for the same periods. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.60% in both the second quarter and six-month periods ended June 30, 2014, compared to 1.93% and 1.91% in the second quarter and six-month periods ended June 30, 2013, respectively, which resulted in a decrease in interest expense of approximately $1.0 million and $1.8 million during the second quarter and six-month periods ended June 30, 2014, respectively, offsetting the increases due to higher average floor plan notes payable balances discussed above.

Interest expense, floor plan for used vehicles incurred by continuing operations decreased approximately $0.2 million, or 39.9%, and $0.4 million, or 39.7%, in the second quarter and six-month periods ended June 30, 2014, respectively. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $14.2 million and $12.6 million in the second quarter and six-month periods ended June 30, 2014, respectively, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.1 million and $0.2 million for the same periods. The average used vehicle floor plan interest rate incurred by continuing dealerships was 1.84% in the second quarter ended June 30, 2014, compared to 2.50% in the second quarter ended June 30, 2013, which resulted in a decrease in interest expense of approximately $0.1 million, further contributing to the decrease due to the lower average floor plan notes payable balance discussed above. The average used vehicle floor plan interest rate incurred by continuing dealerships was 1.90% in the six-month period ended June 30, 2014, compared 2.62% in the six-month period ended June 30, 2013, which resulted in a decrease in interest expense of approximately $0.2 million during the six-month period ended June 30, 3014.

Interest Expense, Other, Net

Interest expense, other, net, includes both cash and non-cash interest charges, and is summarized in the schedule below:

	Second Quarter Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)

Stated/coupon interest	$10,462	$11,553	$1,091	9.4%
Discount/premium amortization	35	57	22	38.6%
Deferred loan cost amortization	616	678	62	9.1%
Cash flow swap interest	2,890	2,461	(429)	(17.4%)
Capitalized interest	(314)	(572)	(258)	(45.1%)
Other interest	176	213	37	17.4%

Total	$13,865	$14,390	$525	3.6%

	Six Months Ended June 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)

Stated/coupon interest	$20,711	$22,815	$2,104	9.2%
Discount/premium amortization	70	130	60	46.2%
Deferred loan cost amortization	1,414	1,354	(60)	(4.4%)
Cash flow swap interest	5,716	5,164	(552)	(10.7%)
Capitalized interest	(571)	(1,115)	(544)	(48.8%)
Other interest	343	401	58	14.5%

Total	$27,683	$28,749	$1,066	3.7%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense, other, net, decreased approximately $0.5 million and $1.1 million during the second quarter and six-month periods ended June 30, 2014, respectively, primarily due to a decrease in coupon interest related to the net impact of the issuance of the 5.0% Notes and the extinguishment of the 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”) in May 2013, offset partially by increases in cash flow swap interest and lower amounts of capitalized interest. Included in stated/coupon interest in the second quarter and six-month periods ended June 30, 2013 is approximately $0.8 million of double-carry interest while both the 5.0% Notes and 9.0% Notes were outstanding in May 2013.

Other Income (Expense), Net

Other income expense, net, decreased approximately $28.3 million during the second quarter and six-month periods ended June 30, 2014, respectively, primarily due to a charge of approximately $28.2 million related to the extinguishment of the 9.0% Notes in the second quarter ended June 30, 2013.

Income Taxes

The overall effective tax rate from continuing operations was 39.7% and 39.0% for the second quarter and six-month periods ended June 30, 2014, respectively, and was 39.0% for both the second quarter and six-month periods ended June 30, 2013. We expect the effective tax rate for continuing operations in future quarterly periods to fall within a range of 38.0% to 40.0%.

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(In thousands)
Income (loss) from operations	$(181)	$1,400	$(770)	$1,366
Gain (loss) on disposal	97	(341)	53	(378)
Lease exit accrual adjustments and charges	(43)	(698)	(375)	(1,365)

Pre-tax income (loss)	$(127)	$361	$(1,092)	$(377)

Total revenues	$—	$—	$—	$—

We recognized a $1.4 million gain during the second quarter and six-month periods ended June 30, 2013 from business interruption insurance proceeds related to a dealership that was sold in 2012. See the discussion of our adoption of ASU 2014-08 in Note 1, “Summary of Significant Accounting Policies,” to the accompanying Unaudited Condensed Consolidated Financial Statements. We do not expect significant activity classified as discontinued operations in the future due to the change in the definition of a discontinued operation. The results of operations for those dealerships and franchises that were classified as discontinued operations as of March 31, 2014 will continue to be reported within discontinued operations in the future. There were no unsold dealerships classified in discontinued operations at March 31, 2014.

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

We had the following liquidity resources available as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$2,999	$3,016
Availability under our revolving credit facility	117,348	125,959
Availability under our used floor plan facilities	60,588	27,127
Floor plan deposit balance	95,000	65,000

Total available liquidity resources	$275,935	$221,102

We participate in a program with one of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the lowest interest rate charged on new vehicle floor plan balances held with the lender. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have the right and ability to do so. The deposit balance of $95.0 million and $65.0 million as of June 30, 2014 and December 31, 2013, respectively, is classified in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Unaudited Condensed Consolidated Statements of Income. In the second quarter and six-month periods ended June 30, 2014, the reduction in interest expense, floor plan, was approximately $0.5 million and $0.9 million, respectively. In the second quarter and six-month periods ended June 30, 2013, the reduction in interest expense, floor plan, was approximately $0.3 million and $0.5 million, respectively.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.61% and 1.62% in the second quarter and six-month periods ended June 30, 2014, and 1.97% and 1.96% in the second quarter and six-month periods ended June 30, 2013, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.0 million and $19.0 million of floor plan assistance in the second quarter and six-month periods ended June 30, 2014, respectively, and $10.3 million and $17.7 million in the second quarter and six-month periods ended June 30, 2013, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $9.6 million and $18.4 million in the second quarter and six-month periods ended June 30, 2014, respectively, and $9.7 million and $17.8 million in the second quarter and six-month periods ended June 30, 2013, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for discussion of our long-term debt and credit facilities and compliance with debt covenants.

On July 23, 2014, we entered into an amendment to the 2011 Credit Facilities, which among other changes (i) extended the maturity to August 15, 2019 from a previous maturity date of August 15, 2016, (ii) increased by $50.0 million the availability under the 2011 Revolving Credit Facility to $225.0 million, and (iii) increased by $195.0 million the availability under the 2011 Floor Plan Facilities to $800.0 million, resulting in an aggregate increase of availability under the 2011 Credit Facilities of $245.0 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dealership Acquisitions and Dispositions

We acquired one luxury franchise during the six-month period ended June 30, 2014 for an aggregate purchase price of approximately $2.6 million and disposed of three luxury franchises which generated net cash from disposition of approximately $15.2 million.

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

Capital expenditures in the second quarter and six-month periods ended June 30, 2014 were approximately $27.0 million and $48.6 million, respectively. Of this amount, approximately $11.3 million and $18.5 million was related to facility construction projects in the second quarter and six-month periods ended June 30, 2014, respectively. Real estate acquisitions accounted for approximately $6.4 million and $9.7 million of capital expenditures in the projects in the second quarter and six-month periods ended June 30, 2014, and fixed assets utilized in our dealership operations accounted for the remaining $9.3 million and $20.4 million for the second quarter and six-month periods ended June 30, 2014, respectively.

All of the capital expenditures in the second quarter and six-month periods ended June 30, 2014, were funded through cash from operations and use of our credit facilities. In the six-month period ended June 30, 2014, we issued mortgages totaling approximately $40.4 million on real estate purchased in prior periods. As of June 30, 2014, commitments for facilities construction projects totaled approximately $43.2 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the second quarter and six-month periods ended June 30, 2014, we repurchased approximately 0.1 million shares and 0.5 million shares, respectively, of our Class A Common Stock for approximately $2.8 million and $11.2 million, respectively, in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. During the second quarter and six-month periods ended June 30, 2013, we repurchased approximately 0.2 million shares and 0.6 million shares, respectively, of our Class A Common Stock, for approximately $5.0 million and $14.2 million, respectively, in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. As of June 30, 2014, our total remaining repurchase authorization was approximately $121.4 million. Under our 2011 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2011 Credit Facilities) and the result of such test has been accepted by the administrative agent.

Our share repurchase activity is subject to the business judgment of our Board of Directors and management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance and economic and other factors considered relevant. These factors are considered each quarter and will be scrutinized as our Board of Directors and management determine our share repurchase policy in the future.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividends

During the second quarter ended June 30, 2014, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B Common Stock as of June 13, 2014 to be paid on July 15, 2014. Subsequent to June 30, 2014, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.025 per share for stockholders of record on September 15, 2014 to be paid on October 15, 2014. Under our 2011 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

In the six-month period ended June 30, 2014, net cash provided by operating activities was approximately $53.6 million. This provision of cash was comprised primarily of cash inflows related to operating profits, decreases in receivables and increases in notes payable – floor plan – trade, offset partially by increases in inventories and other assets. In the six-month period ended June 30, 2013, net cash provided by operating activities was approximately $30.3 million. This provision of cash was comprised primarily of cash inflows related to operating profits, decreases in receivables and increases in notes payable – floor plan – trade, offset partially by increases in inventories.

Net cash used in investing activities in the six-month period ended June 30, 2014 was approximately $19.6 million. This use of cash was primarily comprised of purchases of land, property and equipment, offset partially by proceeds from sales of dealerships. Net cash used in investing activities in the six-month period ended June 30, 2013 was approximately $88.4 million. This use of cash was primarily comprised of purchases of land, property and equipment, including the purchase of dealership facilities that were previously leased.

Net cash used in financing activities in the six-month period ended June 30, 2014 was approximately $34.1 million. This use of cash was primarily related to a decrease in notes payable – floor plan – non-trade and purchases of treasury stock, offset partially by proceeds from issuance of mortgage-related long-term debt. Net cash provided by financing activities in the six-month period ended June 30, 2013 was approximately $57.9 million. This provision of cash was primarily related to proceeds from issuance of long-term debt, offset partially by repurchase of debt securities and purchases of treasury stock.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $32.5 million in the six-month period ended June 30, 2014 and net cash provided was approximately $9.6 million in the six-month period ended June 30, 2013. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash used in operating activities of approximately $2.0 million in the six-month period ended June 30, 2014 and net cash provided of approximately $27.8 million in the six-month period ended June 30, 2013.

Guarantees and Indemnification Obligations

In connection with the operation and disposition of dealership franchises, we have entered into various guarantees and indemnification obligations. See Note 8, “Contingencies,” to the accompanying Unaudited Condensed Consolidated Financial Statements. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Liquidity Outlook

We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under the 2011 Credit Facilities (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash. We expect to generate sufficient cash flow to fund our debt service, working capital requirements and operating requirements for the next twelve months and for the foreseeable future.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2011 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $910.9 million at June 30, 2014. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $4.6 million in the six-month period ended June 30, 2014. Of the total change in interest expense, approximately $4.3 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the second quarter and six-month periods ended June 30, 2014 due to the leases containing LIBOR floors which were above the LIBOR rate during the second quarter and six-month periods ended June 30, 2014.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at June 30, 2014 was a net liability of approximately $14.9 million, with $10.5 million included in other accrued liabilities and $5.9 million included in other long-term liabilities, offset partially by an asset of approximately $1.5 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.9		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$9.0		4.655%	one-month LIBOR	December 10, 2017
$7.6	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.5	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		2.767%	one-month LIBOR	July 1, 2014
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		2.610%	one-month LIBOR	July 1, 2014
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(4)	2.080%	one-month LIBOR	July 1, 2017
$100.0	(3)	1.560%	one-month LIBOR	July 1, 2017

(1)	The one-month LIBOR rate was 0.152% at June 30, 2014.
(2)	Changes in fair value are recorded through earnings.
(3)	The effective date of these forward-starting swaps is July 1, 2015.
(4)	The effective date of these forward-starting swaps is July 1, 2016.
(5)	The effective date of these forward-starting swaps is July 3, 2017.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the second quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the shares of Class A Common Stock we repurchased during the second quarter ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
April 2014	120	$22.96	120	$121,378
May 2014	—	—	—	121,378
June 2014	—	—	—	121,378

Total	120	$22.96	120	$121,378

(1)	All shares repurchased were part of publicly announced share repurchase programs.
(2)	Our active publicly announced Class A common stock repurchase authorization plans and current remaining availability are as follows:

(amounts in thousands)
July 2012 authorization	$100,000
February 2013 authorization	100,000
Total active plan repurchases prior to June 30, 2014	(78,622)

Current remaining availability as of June 30, 2014	$121,378

See Note 6, “Long-term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Incentive Stock Option Agreement. (1)

10.2	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Nonstatutory Stock Option Agreement. (1)

10.3	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Agreement. (1)

10.4	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. (1)

10.5	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Agreement. (1)

10.6	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Agreement. (1)

10.7	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Agreement. (1)

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Indicates a management contract or compensatory plan or arrangement.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Forward-looking Statements

This Quarterly Report on Form 10-Q contains, and written or oral statements made from time to time by us or by our authorized officers may contain, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our future objectives, plans and goals, as well as our intent, beliefs and current expectations regarding future operating performance, results and events, and can generally be identified by words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” and other similar words or phrases.

These forward-looking statements are based on our current estimates and assumptions and involve various risks and uncertainties. As a result, you are cautioned that these forward-looking statements are not guarantees of future performance, and that actual results could differ materially from those projected in these forward-looking statements. Factors which may cause actual results to differ materially from our projections include those risks described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report, as well as:

•	the number of new and used cars sold in the United States as compared to our expectations and the expectations of the market;

•	our ability to generate sufficient cash flows or obtain additional financing to fund capital expenditures, our share repurchase program, dividends on our Common Stock, acquisitions and general operating activities;

•	our business and growth strategies, including references to our stand-alone pre-owned store initiative and One Sonic-One Experience initiative;

•	the reputation and financial condition of vehicle manufacturers whose brands we represent, the financial incentives vehicle manufacturers offer and their ability to design, manufacture, deliver and market their vehicles successfully;

•	our relationships with manufacturers, which may affect our ability to obtain desirable new vehicle models in inventory or complete additional acquisitions;

•	adverse resolutions of one or more significant legal proceedings against us or our dealerships;

•	changes in laws and regulations governing the operation of automobile franchises, accounting standards, taxation requirements and environmental laws;

•	general economic conditions in the markets in which we operate, including fluctuations in interest rates, employment levels, the level of consumer spending and consumer credit availability;

•	high competition in the automotive retailing industry, which not only creates pricing pressures on the products and services we offer, but also on businesses we may seek to acquire;

•	our ability to successfully integrate potential future acquisitions; and

•	the rate and timing of overall economic recovery or decline.

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

SONIC AUTOMOTIVE, INC.

Date: July 24, 2014	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: July 24, 2014	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Incentive Stock Option Agreement. (1)

10.2	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Nonstatutory Stock Option Agreement. (1)

10.3	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Agreement. (1)

10.4	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Performance-Based Restricted Stock Unit Agreement. (1)

10.5	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Agreement. (1)

10.6	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Restricted Stock Unit Agreement. (1)

10.7	Sonic Automotive, Inc. 2012 Stock Incentive Plan Form of Stock Appreciation Rights Agreement. (1)

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Indicates a management contract or compensatory plan or arrangement.