Form 10-Q
period 2014-09-30
SONIC AUTOMOTIVE INC
filed 2014-10-23
CIK 1043509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 17, 2014, there were 39,145,916 shares of Class A Common Stock and 12,029,375 shares of Class B Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars and shares in thousands, except per share amounts)
Revenues:
New vehicles	$1,327,837	$1,261,270	$3,773,234	$3,651,486
Used vehicles	583,570	559,848	1,747,254	1,625,006
Wholesale vehicles	41,433	42,731	127,797	134,556
Total vehicles	1,952,840	1,863,849	5,648,285	5,411,048
Parts, service and collision repair	325,740	309,600	973,646	913,290
Finance, insurance and other, net	77,024	68,747	223,340	203,461
Total revenues	2,355,604	2,242,196	6,845,271	6,527,799
Cost of Sales:
New vehicles	(1,258,811)	(1,188,862)	(3,563,342)	(3,444,818)
Used vehicles	(542,325)	(520,872)	(1,627,842)	(1,510,391)
Wholesale vehicles	(42,519)	(45,928)	(130,290)	(140,899)
Total vehicles	(1,843,655)	(1,755,662)	(5,321,474)	(5,096,108)
Parts, service and collision repair	(170,460)	(160,453)	(506,361)	(468,784)
Total cost of sales	(2,014,115)	(1,916,115)	(5,827,835)	(5,564,892)
Gross profit	341,489	326,081	1,017,436	962,907
Selling, general and administrative expenses	(270,144)	(254,564)	(803,031)	(748,479)
Impairment charges	(208)	(18)	(215)	(69)
Depreciation and amortization	(14,235)	(13,744)	(43,047)	(39,020)
Operating income (loss)	56,902	57,755	171,143	175,339
Other income (expense):
Interest expense, floor plan	(4,406)	(5,463)	(13,941)	(16,267)
Interest expense, other, net	(12,893)	(13,553)	(40,576)	(42,302)
Other income (expense), net	(1)	29	98	(28,143)
Total other income (expense)	(17,300)	(18,987)	(54,419)	(86,712)
Income (loss) from continuing operations before taxes	39,602	38,768	116,724	88,627
Provision for income taxes - benefit (expense)	(15,045)	(14,066)	(45,122)	(33,510)
Income (loss) from continuing operations	24,557	24,702	71,602	55,117
Discontinued operations:
Income (loss) from operations and the sale of dealerships	254	(2,057)	(838)	(2,434)
Income tax benefit (expense)	(99)	682	327	852
Income (loss) from discontinued operations	155	(1,375)	(511)	(1,582)
Net income (loss)	$24,712	$23,327	$71,091	$53,535

Basic earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.47	$0.47	$1.36	$1.04
Earnings (loss) per share from discontinued operations	-	(0.03)	(0.01)	(0.03)
Earnings (loss) per common share	$0.47	$0.44	$1.35	$1.01
Weighted average common shares outstanding	52,070	52,553	52,333	52,578

Diluted earnings (loss) per common share:
Earnings (loss) per share from continuing operations	$0.47	$0.46	$1.35	$1.03
Earnings (loss) per share from discontinued operations	-	(0.02)	(0.01)	(0.03)
Earnings (loss) per common share	$0.47	$0.44	$1.34	$1.00
Weighted average common shares outstanding	52,553	52,918	52,808	52,930

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(Dollars in thousands)

Net income (loss)	$24,712	$23,327	$71,091	$53,535

Other comprehensive income (loss) before taxes:
Change in fair value of interest rate swap agreements	4,037	350	5,223	13,377
Provision for income tax benefit (expense) related to
components of other comprehensive income (loss)	(1,534)	(133)	(1,985)	(5,083)
Other comprehensive income (loss)	2,503	217	3,238	8,294
Comprehensive income (loss)	$27,215	$23,544	$74,329	$61,829

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,664	$3,016
Receivables, net	270,386	354,138
Inventories	1,203,394	1,282,138
Assets held for sale	14,811	4,101
Other current assets	137,271	88,792
Total current assets	1,627,526	1,732,185
Property and Equipment, net	742,081	702,011
Goodwill	474,088	476,315
Other Intangible Assets, net	82,449	87,866
Other Assets	57,769	52,793
Total Assets	$2,983,913	$3,051,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable - floor plan - trade	$630,667	$681,030
Notes payable - floor plan - non-trade	462,703	570,661
Trade accounts payable	102,806	126,025
Accrued interest	12,163	12,653
Other accrued liabilities	200,839	185,951
Liabilities associated with assets held for sale - non-trade	6,587	-
Current maturities of long-term debt	24,018	18,216
Total current liabilities	1,439,783	1,594,536
Long-Term Debt	759,463	730,157
Other Long-Term Liabilities	71,476	81,286
Deferred Income Taxes	59,620	31,552
Commitments and Contingencies
Stockholders' Equity:
Class A convertible preferred stock, none issued	-	-
Class A common stock, $0.01 par value; 100,000,000 shares authorized;
62,006,636 shares issued and 39,438,090 shares outstanding at
September 30, 2014; 61,584,248 shares issued and 40,683,984 shares
outstanding at December 31, 2013	620	616
Class B common stock; $0.01 par value; 30,000,000 shares authorized;
12,029,375 shares issued and outstanding at September 30, 2014
and December 31, 2013	121	121
Paid-in capital	694,869	685,782
Retained earnings	351,507	284,368
Accumulated other comprehensive income (loss)	(5,344)	(8,582)
Treasury stock, at cost; 22,568,546 Class A shares held
at September 30, 2014 and 20,900,264 Class A shares
held at December 31, 2013	(388,202)	(348,666)
Total Stockholders' Equity	653,571	613,639
Total Liabilities and Stockholders' Equity	$2,983,913	$3,051,170

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

									Accumulated
	Class A		Class A		Class B				Other	Total
	Common Stock		Treasury Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Dollars and shares in thousands)

Balance at December 31, 2013	61,584	$616	(20,900)	$(348,666)	12,029	$121	$685,782	$284,368	$(8,582)	$613,639
Shares awarded under stock
compensation plans	403	4	-	-	-	-	2,548	-	-	2,552
Purchases of treasury stock	-	-	(1,669)	(39,536)	-	-	-	-	-	(39,536)
Income tax benefit associated with
stock compensation plans	-	-	-	-	-	-	336	-	-	336
Fair value of interest rate swap
agreements, net of tax
expense of $1,985	-	-	-	-	-	-	-	-	3,238	3,238
Restricted stock amortization	-	-	-	-	-	-	6,203	-	-	6,203
Other	20	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	71,091	-	71,091
Dividends ($0.075 per share)	-	-	-	-	-	-	-	(3,952)	-	(3,952)
Balance at September 30, 2014	62,007	$620	(22,569)	$(388,202)	12,029	$121	$694,869	$351,507	$(5,344)	$653,571

See notes to Unaudited Condensed Consolidated Financial Statements.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$71,091	$53,535
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	43,042	39,048
Provision for bad debt expense	331	125
Other amortization	987	1,170
Debt issuance cost amortization	1,654	2,189
Debt discount amortization, net of premium amortization	43	(110)
Stock - based compensation expense	6,203	5,559
Deferred income taxes	21,273	16,256
Equity interest in earnings of investee	(221)	(311)
Asset impairment charges	215	69
Loss (gain) on disposal of dealerships and property and equipment	(11,646)	291
Loss (gain) on exit of leased dealerships	(272)	2,331
(Gain) loss on retirement of debt	-	28,238
Changes in assets and liabilities that relate to operations:
Receivables	96,778	82,708
Inventories	52,070	(25,002)
Other assets	(53,589)	15,485
Notes payable - floor plan - trade	(50,363)	(2,839)
Trade accounts payable and other liabilities	(22,054)	(38,099)
Total adjustments	84,451	127,108
Net cash provided by (used in) operating activities	155,542	180,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(15,288)	(88,184)
Purchases of land, property and equipment	(89,930)	(127,538)
Proceeds from sales of property and equipment	6,406	673
Proceeds from sales of dealerships	51,391	-
Distributions from equity investee	400	500
Net cash provided by (used in) investing activities	(47,021)	(214,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on notes payable - floor plan - non-trade	(101,371)	(37,821)
Borrowings on revolving credit facilities	97,847	156,079
Repayments on revolving credit facilities	(88,068)	(162,255)
Proceeds from issuance of long-term debt	40,420	353,693
Debt issuance costs	(2,956)	(5,394)
Principal payments on long-term debt	(15,134)	(15,725)
Repurchase of debt securities	-	(233,574)
Purchases of treasury stock	(39,536)	(14,480)
Income tax benefit (expense) associated with stock compensation plans	336	612
Issuance of shares under stock compensation plans	2,552	1,066
Dividends paid	(3,963)	(2,673)
Net cash provided by (used in) financing activities	(109,873)	39,528
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,352)	5,622
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,016	3,371
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,664	$8,993

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Change in fair value of cash flow hedging instruments (net of tax expense of
$1,985 and $5,083 in the nine-month periods ended September 30, 2014 and 2013, respectively)	$3,238	$8,294
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest, including amount capitalized	$54,267	$62,190
Income taxes	$34,278	$29,758

See notes to Unaudited Condensed Consolidated Financial Statements.

1. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying Unaudited Condensed Consolidated Financial Statements of Sonic Automotive, Inc. and its wholly-owned subsidiaries (“Sonic,” the “Company,” “we,” “us” and “our”) for the third quarter and nine-month periods ended September 30, 2014 and 2013, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These Unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all material normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year or future interim periods, because the first quarter normally contributes less operating profit than the second, third and fourth quarters. These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements included in Sonic’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, which amended the definition of and the reporting requirements for discontinued operations. The amendments in this ASU require that a disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial position in order to qualify as a discontinued operation. The ASU also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for interim and annual filings beginning with the quarter ending March 31, 2015. Early adoption is permitted, and Sonic elected to adopt and apply the guidance beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014. The adoption of this ASU impacts the presentation of certain items in Sonic’s consolidated financial position, results of operations and other disclosures.

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

A summary of the activity of these operating lease exit accruals consists of the following:

(In thousands)
Balance, December 31, 2013	$27,234
Lease exit expense (1)	(272)
Payments (2)	(5,445)
Lease buyout (3)	(1,556)
Balance, September 30, 2014	$19,961

(1) Expense of approximately $0.2 million is recorded in interest expense, other, net, expense of approximately $0.1 million is recorded in selling, general and administrative expenses, and income of approximately $0.6 million is recorded in income (loss) from discontinued operations in the accompanying Unaudited Condensed Consolidated
Statements of Income.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2) Amount is recorded as an offset to rent expense in selling, general and administrative expenses, with approximately
$0.6 million in continuing operations and $4.8 million in income (loss) from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Income.
(3) Amount represents write-off of accrual related to an early lease buyout agreement which was completed and paid, relieving Sonic of any future lease obligation.

Income Tax Expense – The overall effective tax rate from continuing operations was 38.0% and 38.7% for the third quarter and nine-month periods ended September 30, 2014, respectively, and was 36.3% and 37.8% for the third quarter and nine-month periods ended September 30, 2013, respectively. The effective rate for the third quarter and nine-month periods ended September 30, 2014 was higher than the prior year periods as a result of the favorable resolution of previously outstanding tax matters in the prior year periods.

2. Business Acquisitions and Dispositions

Acquisitions – Sonic acquired one mid-line import franchise during the third quarter ended September 30, 2014 and one luxury franchise during the nine-month period ended September 30, 2014 for a combined aggregate purchase price of approximately $15.3 million. The balance sheet as of September 30, 2014 includes preliminary allocations of the purchase price of the acquired assets and liabilities based on their estimated fair market values at the date of acquisition and are subject to final adjustment. On a pro forma basis as if the results of these acquisitions had been included in Sonic’s consolidated results for the entire third quarter and nine-month periods ended September 30, 2014 and 2013, revenue and net income would not have been materially different from Sonic’s reported revenue and net income for these periods.

Dispositions – As discussed in Note 1, “Summary of Significant Accounting Policies,” the FASB issued ASU 2014-08 which amended the definition of and reporting requirements for discontinued operations. Sonic elected to adopt and apply this guidance beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2014. The results of operations for those dealerships that were classified as discontinued operations as of March 31, 2014 are included in income (loss) from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Income and will continue to be reported within discontinued operations in the future. There were no unsold dealerships classified in discontinued operations at March 31, 2014. Revenues and other activities associated with dealerships classified as discontinued operations were as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Income (loss) from operations	$(900)	$(1,389)	$(1,670)	$(22)
Gain (loss) on disposal	148	(57)	201	(435)
Lease exit accrual adjustments and charges	1,006	(611)	631	(1,977)
Pre-tax income (loss)	$254	$(2,057)	$(838)	$(2,434)

Total revenues	$-	$-	$-	$-

Beginning with disposals occurring during the second quarter ended June 30, 2014, only the operating results of disposals that represent a strategic shift that has (or will have) a major impact on Sonic’s results of operations and financial position will be included in the income (loss) from discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Income. Sonic disposed of two franchises during the quarter ended September 30, 2014 and disposed of five franchises during the nine-month period ended September 30, 2014. These disposals generated net cash from disposition of approximately $14.9 million and $30.1 million, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues and other activities associated with disposed dealerships that remain in continuing operations were as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Income (loss) from operations	$(99)	$(132)	$268	$(936)
Gain (loss) on disposal	3,111	-	10,734	-
Pre-tax income (loss)	$3,012	$(132)	$11,002	$(936)

Total revenues	$4,117	$43,181	$86,467	$125,139

In the ordinary course of business, Sonic evaluates its dealership franchises for possible disposition based on various performance criteria, and the disposals during the nine-month period ended September 30, 2014 represent dealerships identified based on their unprofitable operations and other operational considerations. As of September 30, 2014, Sonic had one franchise classified as held for sale, the disposition of which was completed subsequent to September 30, 2014. In the future, Sonic may also sell other franchises that are not currently held for sale.

The major classes of assets and liabilities classified as held for sale for all periods presented in the statement of financial position are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)

Inventories	$7,630	$-
Property and equipment, net (1)	6,170	4,101
Goodwill	1,011	-
Assets held for sale	$14,811	$4,101

Liabilities associated with assets held for sale - non-trade	$6,587	$-

(1) September 30, 2014 includes approximately $0.2 million related to franchises classified as held for sale, and approximately $6.0 million related to real estate not being used in operations. December 31, 2013 includes approximately $4.1 million related to real estate not being used in operations.

3. Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)

New vehicles	$856,393	$938,263
Used vehicles	187,071	171,909
Service loaners	106,915	108,136
Parts, accessories and other	60,645	63,830
Subtotal	$1,211,024	$1,282,138
Less inventories classified as assets held for sale	(7,630)	-
Net inventories	$1,203,394	$1,282,138

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30, 2014	December 31, 2013
	(In thousands)

Land	$212,945	$194,639
Building and improvements	573,329	569,619
Office equipment and fixtures	138,887	135,221
Parts and service equipment	72,614	70,950
Company vehicles	7,986	8,002
Construction in progress	71,125	27,716
Total, at cost	1,076,886	1,006,147
Less accumulated depreciation	(328,635)	(300,035)
Subtotal	748,251	706,112
Less assets held for sale	(6,170)	(4,101)
Property and equipment, net	$742,081	$702,011

In the third quarter and nine-month periods ended September 30, 2014, capital expenditures were approximately $41.3 million and $89.9 million, respectively, and in the third quarter and nine-month periods ended September 30, 2013, capital expenditures were approximately $38.4 million and $127.5 million, respectively. Capital expenditures in both periods were primarily related to real estate acquisitions, construction of new dealerships and EchoPark® stores (stand-alone pre-owned stores), building improvements and equipment purchased for use in Sonic’s dealerships and EchoPark® stores.

5. Goodwill and Intangible Assets

	Franchise Assets	Net Goodwill
	(In thousands)

Balance, December 31, 2013	$79,535	$476,315	(1)
Additions through current year acquisitions	1,000	7,034
Prior year acquisition allocations	-	(3)
Reclassifications to assets held for sale	-	(1,011)
Reductions from dispositions	(5,435)	(8,247)
Balance, September 30, 2014	$75,100	$474,088	(1)

(1) Net of accumulated impairment losses of $796,725.

At December 31, 2013, Sonic had approximately $8.3 million of definite life intangibles related to favorable lease agreements. After the effect of amortization of the definite life intangibles, the balance recorded at September 30, 2014 was approximately $7.3 million and is included in other intangible assets, net, in the accompanying Unaudited Condensed Consolidated Balance Sheets. Additions through current year acquisition are preliminary allocations subject to change upon the finalization of purchase accounting.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
2011 Revolving Credit Facility (1)	$-	$-
2014 Revolving Credit Facility (2)	9,779	-
7.0% Senior Subordinated Notes due 2022 (the "7.0% Notes")	200,000	200,000
5.0% Senior Subordinated Notes due 2023 (the "5.0% Notes")	300,000	300,000
Notes payable to a finance company bearing interest from 9.52% to 10.52% (with
a weighted average of 10.19%)	5,214	7,629
Mortgage notes to finance companies-fixed rate, bearing interest from 3.51% to 7.03%	149,364	157,571
Mortgage notes to finance companies-variable rate, bearing interest
at 1.25 to 3.50 percentage points above one-month LIBOR	115,990	79,893
Net debt discount and premium (3)	(1,785)	(1,800)
Other	4,919	5,080
Total debt	$783,481	$748,373
Less current maturities	(24,018)	(18,216)
Long-term debt	$759,463	$730,157

(1) The interest rate on the 2011 Revolving Credit Facility was 2.00% above LIBOR at December 31, 2013.
(2) The interest rate on the 2014 Revolving Credit Facility was 2.25% above LIBOR at September 30, 2014.
(3) September 30, 2014 includes $1.5 million discount associated with the 7.0% Notes, $0.2 million premium associated with notes payable to a finance company and $0.5 million discount associated with mortgage notes payable.
December 31, 2013 includes $1.6 million discount associated with the 7.0% Notes, $0.4 million premium associated with the notes payable to a finance company and $0.6 million discount associated with mortgage notes payable.

2011 Credit Facilities

Prior to July 23, 2014, Sonic had a syndicated revolving credit agreement (the “2011 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2011 Floor Plan Facilities” and, together with the 2011 Revolving Credit Facility, the “2011 Credit Facilities”), which were scheduled to mature on August 15, 2016. On July 23, 2014, Sonic entered into an amendment to the 2011 Credit Facilities, which among other things, extended the maturity to August 15, 2019. See the heading “2014 Credit Facilities” below for additional information.

Availability under the 2011 Revolving Credit Facility was calculated as the lesser of $175.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2011 Revolving Credit Facility (the “2011 Revolving Borrowing Base”). The 2011 Floor Plan Facilities were comprised of a new vehicle revolving floor plan facility (the “2011 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2011 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount up to $605.0 million. Outstanding obligations under the 2011 Floor Plan Facilities were guaranteed by Sonic and certain of its subsidiaries and were secured by a pledge of substantially all of the assets of Sonic and its subsidiaries.

2014 Credit Facilities

On July 23, 2014, Sonic entered into an amendment to the 2011 Credit Facilities, which among other things, extended the maturity to August 15, 2019. The amended and extended syndicated revolving credit agreement (the “2014 Revolving Credit Facility”) and syndicated new and used vehicle floor plan credit facilities (the “2014 Floor Plan Facilities” and, together with the 2014 Revolving Credit Facility, the “2014 Credit Facilities”), are scheduled to mature on August 15, 2019.

Availability under the 2014 Revolving Credit Facility is calculated as the lesser of $225.0 million or a borrowing base calculated based on certain eligible assets, less the aggregate face amount of any outstanding letters of credit under the 2014 Revolving Credit Facility (the “2014 Revolving Borrowing Base”). The 2014 Revolving Credit Facility may be increased at Sonic’s option up to $275.0 million upon satisfaction of certain conditions. Based on balances as of September 30, 2014, the 2014 Revolving Borrowing Base was approximately $144.2 million. Sonic had approximately $9.8 million of outstanding borrowings as of September 30, 2014 and $29.2 million in outstanding letters of credit under the 2014 Revolving Credit Facility, resulting in total borrowing availability of $105.2 million under the 2014 Revolving Credit Facility.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2014 Floor Plan Facilities are comprised of a new vehicle revolving floor plan facility (the “2014 New Vehicle Floor Plan Facility”) and a used vehicle revolving floor plan facility (the “2014 Used Vehicle Floor Plan Facility”), subject to a borrowing base, in a combined amount up to $800.0 million. Sonic may, under certain conditions, request an increase in the 2014 Floor Plan Facilities of up to $1.0 billion, which shall be allocated between the 2014 New Vehicle Floor Plan Facility and the 2014 Used Vehicle Floor Plan Facility as Sonic requests, with no more than 20% of the aggregate commitments allocated to the commitments under the 2014 Used Vehicle Floor Plan Facility. Outstanding obligations under the 2014 Floor Plan Facilities are guaranteed by Sonic and certain of its subsidiaries and are secured by a pledge of substantially all of the assets of Sonic and its subsidiaries. The amounts outstanding under the 2014 Credit Facilities bear interest at variable rates based on specified percentages above LIBOR.

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

The indenture governing the 7.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 7.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B Common Stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B Common Stock if Sonic complies with the terms of the indenture governing the 7.0% Notes. Sonic was in compliance with all restrictive covenants as of September 30, 2014.

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

The indenture governing the 5.0% Notes contains certain specified restrictive covenants. Sonic has agreed not to pledge any assets to any third party lender of senior subordinated debt except under certain limited circumstances. Sonic also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guarantees, liens, certain types of investments, certain transactions with affiliates, mergers, consolidations, issuance of preferred stock, cash dividends to stockholders, distributions, redemptions and the sale, assignment, lease, conveyance or disposal of certain assets. Specifically, the indenture governing Sonic’s 5.0% Notes limits Sonic’s ability to pay quarterly cash dividends on Sonic’s Class A and B Common Stock in excess of $0.10 per share. Sonic may only pay quarterly cash dividends on Sonic’s Class A and B Common Stock if Sonic complies with the terms of the indenture governing the 5.0% Notes. Sonic was in compliance with all restrictive covenants as of September 30, 2014.

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

Notes Payable to a Finance Company

Three notes payable (due October 2015 and August 2016) were assumed in connection with an acquisition in 2004 (the “Assumed Notes”). Sonic recorded the Assumed Notes at fair value using an interest rate of 5.35%. The interest rate used to calculate the fair value was based on a quoted market price for notes with similar terms as of the date of assumption. As a result of calculating the fair value, a premium of $7.3 million was recorded that is being amortized over the lives of the Assumed Notes. At September 30, 2014, the outstanding principal balance on the Assumed Notes was approximately $5.2 million with a remaining unamortized premium balance of approximately $0.2 million.

Mortgage Notes

At September 30, 2014, Sonic had mortgage financing totaling approximately $265.4 million related to approximately 30% of its dealership properties. These mortgage notes require monthly payments of principal and interest through their respective maturities and are secured by the underlying properties. Maturity dates range between 2015 and 2033. The weighted average interest rate was 3.76% at September 30, 2014.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants

Sonic was in compliance with the covenants under the 2014 Credit Facilities as of September 30, 2014. Financial covenants include required specified ratios (as each is defined in the 2014 Credit Facilities) of:

Covenant
		Minimum	Maximum
	Minimum	Consolidated	Consolidated
	Consolidated	Fixed Charge	Total Lease
	Liquidity	Coverage	Adjusted Leverage
	Ratio	Ratio	Ratio

Required ratio	1.05	1.20	5.50
September 30, 2014 actual	1.22	1.74	4.14

The 2014 Credit Facilities contain events of default, including cross-defaults to other material indebtedness, change of control events and events of default customary for syndicated commercial credit facilities. Upon the future occurrence of an event of default, Sonic could be required to immediately repay all outstanding amounts under the 2014 Credit Facilities.

In addition, many of Sonic’s facility leases are governed by a guarantee agreement between the landlord and Sonic that contains financial and operating covenants. The financial covenants are identical to those under the 2014 Credit Facilities with the exception of one financial covenant related to the ratio of EBTDAR to Rent (as defined in the lease agreements) with a required ratio of no less than 1.50 to 1.00. As of September 30, 2014, the ratio was 3.56 to 1.00.

Derivative Instruments and Hedging Activities

Sonic has interest rate cash flow swap agreements to effectively convert a portion of its LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions at September 30, 2014 was a net liability of approximately $10.6 million, with $9.3 million included in other accrued liabilities and $3.3 million included in other long-term liabilities, offset partially by an asset of approximately $2.0 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The fair value of these swap positions at December 31, 2013 was a net liability of approximately $16.3 million, with $11.6 million included in other accrued liabilities and $8.4 million included in other long-term liabilities, offset partially by an asset of approximately $3.7 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.8		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.8		4.655%	one-month LIBOR	December 10, 2017
$7.5	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.4	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(4)	2.080%	one-month LIBOR	July 1, 2017
$100.0	(3)	1.560%	one-month LIBOR	July 1, 2017

(1) The one-month LIBOR rate was 0.153% at September 30, 2014.
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

For the interest rate swaps not designated as cash flow hedges (changes in the fair value of these swaps are recognized through earnings) and amortization of amounts in accumulated other comprehensive income (loss) related to terminated cash flow swaps, certain benefits and charges were included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income. For the third quarter and nine-month periods ended September 30, 2014, these items were a benefit of approximately $0.2 million and $0.4 million, respectively, and for the third quarter and nine-month periods ended September 30, 2013, these items were a benefit of approximately $0.1 million and $0.7 million, respectively.

For the cash flow swaps that qualify as cash flow hedges, the changes in the fair value of these swaps have been recorded in other comprehensive income (loss), net of related income taxes, in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income and are disclosed in the supplemental schedule of non-cash financing activities in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The incremental interest expense (the difference between interest paid and interest received) related to these cash flow swaps was approximately $2.4 million and $8.3 million in the third quarter and nine-month periods ended September 30, 2014, respectively, and $3.0 million and $8.8 million in the third quarter and nine-month periods ended September 30, 2013, respectively, and is included in interest expense, other, net, in the accompanying Unaudited Condensed Consolidated Statements of Income and the interest paid amount disclosed in the supplemental disclosures of cash flow information in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The estimated net expense expected to be reclassified out of accumulated other comprehensive income (loss) into results of operations during the next twelve months is approximately $5.8 million.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Per Share Data and Stockholders’ Equity

The calculation of diluted earnings per share considers the potential dilutive effect of options and shares under Sonic’s stock compensation plans. Certain of Sonic’s non-vested restricted stock and restricted stock units contain rights to receive non-forfeitable dividends and, as a result, are considered participating securities and are included in the two-class method of computing earnings per share. The following table illustrates the dilutive effect of such items on earnings per share for the third quarter and nine-month periods ended September 30, 2014 and 2013:

	Third Quarter Ended September 30, 2014
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,070	$24,557		$155		$24,712
Effect of participating securities:
Non-vested restricted stock
and restricted stock units		(79)		-		(79)
Basic earnings (loss) and shares	52,070	$24,478	$0.47	$155	$-	$24,633	$0.47
Effect of dilutive securities:
Stock compensation plans	483
Diluted earnings (loss) and shares	52,553	$24,478	$0.47	$155	$-	$24,633	$0.47

	Third Quarter Ended September 30, 2013
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,553	$24,702		$(1,375)		$23,327
Effect of participating securities:
Non-vested restricted stock
and restricted stock units		(172)		-		(172)
Basic earnings (loss) and shares	52,553	$24,530	$0.47	$(1,375)	$(0.03)	$23,155	$0.44
Effect of dilutive securities:
Stock compensation plans	365
Diluted earnings (loss) and shares	52,918	$24,530	$0.46	$(1,375)	$(0.02)	$23,155	$0.44

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2014
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,333	$71,602		$(511)		$71,091
Effect of participating securities:
Non-vested restricted stock
and restricted stock units		(229)		-		(229)
Basic earnings (loss) and shares	52,333	$71,373	$1.36	$(511)	$(0.01)	$70,862	$1.35
Effect of dilutive securities:
Stock compensation plans	475
Diluted earnings (loss) and shares	52,808	$71,373	$1.35	$(511)	$(0.01)	$70,862	$1.34

	Nine Months Ended September 30, 2013
		Income (Loss)		Income (Loss)
		From Continuing		From Discontinued		Net
		Operations		Operations		Income (Loss)
	Weighted		Per		Per		Per
	Average		Share		Share		Share
	Shares	Amount	Amount	Amount	Amount	Amount	Amount
	(In thousands, except per share amounts)

Earnings (loss) and shares	52,578	$55,117		$(1,582)		$53,535
Effect of participating securities:
Non-vested restricted stock
and restricted stock units		(393)		-		(393)
Basic earnings (loss) and shares	52,578	$54,724	$1.04	$(1,582)	$(0.03)	$53,142	$1.01
Effect of dilutive securities:
Stock compensation plans	352
Diluted earnings (loss) and shares	52,930	$54,724	$1.03	$(1,582)	$(0.03)	$53,142	$1.00

In addition to the stock options included in the table above, options to purchase approximately 0.4 million shares and 0.9 million shares of Class A Common Stock were outstanding at September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in other accrued liabilities and other long-term liabilities was approximately $2.1 million and $0.2 million, respectively, at September 30, 2014, and approximately $0.3 million and $0.9 million, respectively, at December 31, 2013, in reserves that Sonic was holding for pending proceedings. Except as reflected in such reserves, Sonic is currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for pending proceedings.

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

In accordance with the terms of agreements entered into for the sale of Sonic’s franchises, Sonic generally agrees to indemnify the buyer from certain exposure and costs arising subsequent to, but that existed prior to, the date of sale, including environmental exposure and exposure resulting from the breach of representations or warranties made in accordance with the agreement. While Sonic’s exposure with respect to environmental remediation and repairs is difficult to quantify, Sonic’s maximum exposure associated with these general indemnifications was approximately $16.8 million and $14.0 million at September 30, 2014 and December 31, 2013, respectively. These indemnifications expire within a period of one to two years following the date of sale. The estimated fair value of these indemnifications was not material and the amount recorded for this contingency was not significant at September 30, 2014. Sonic also guarantees the floor plan commitments of its 50% owned joint venture, the amount of which was approximately $2.8 million at both September 30, 2014 and December 31, 2013, respectively.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities recorded at fair value in the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 are as follows:

	Fair Value Based on Significant Other Observable Inputs (Level 2)
	September 30, 2014	December 31, 2013
	(In thousands)

Assets:
Cash surrender value of life insurance policies (1)	$27,412	$25,301
Cash flow swaps designated as hedges (1)	2,022	3,707
Total assets	$29,434	$29,008

Liabilities:
Cash flow swaps designated as hedges (2)	$11,088	$17,995
Cash flow swaps not designated as hedges (3)	1,578	2,046
Deferred compensation plan (4)	15,917	14,842
Total liabilities	$28,583	$34,883

(1) Included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(2) As of September 30, 2014, approximately $8.6 million and $2.5 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
As of December 31, 2013, approximately $10.6 million and $7.4 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(3) As of September 30, 2014, approximately $0.7 million and $0.9 million were included in other accrued liabilities and other long-term liabilities, respectively, in the accompanying Unaudited Condensed Consolidated Balance Sheets.
As of December 31, 2013, approximately $1.0 million was included in both other accrued liabilities and other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.
(4) Included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

There were no instances in the third quarter and nine-month periods ended September 30, 2014 which required a fair value measurement of assets ordinarily measured at fair value on a non-recurring basis. Therefore, the carrying value of assets measured at fair value on a non-recurring basis in the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 have not changed since December 31, 2013.

As of September 30, 2014 and December 31, 2013, the fair values of Sonic’s financial instruments including receivables, notes receivable from finance contracts, notes payable – floor plan, trade accounts payable, borrowings under the 2014 Credit Facilities and certain mortgage notes approximate their carrying values due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2014 and December 31, 2013, the fair value and carrying value of Sonic’s fixed rate long-term debt were as follows:

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)

7.0% Notes (1)	$215,500	$198,519	$218,000	$198,414
5.0% Notes (1)	$290,250	$300,000	$285,000	$300,000
Mortgage Notes (2)	$154,668	$149,364	$165,381	$157,571
Assumed Notes (2)	$5,214	$5,372	$7,636	$7,993
Other (2)	$4,613	$4,919	$4,774	$5,080

(1) As determined by market quotations as of September 30, 2014 and December 31, 2013, respectively (Level 1).
(2) As determined by discounted cash flows (Level 3).

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the nine-month period ended September 30, 2014 are as follows:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component for the Nine Months Ended September 30, 2014
	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance at December 31, 2013	$(8,859)	$277	$(8,582)
Other comprehensive income (loss) before reclassifications (1)	(2,052)	-	(2,052)
Amounts reclassified out of accumulated
other comprehensive income (loss) (2)	5,290	-	5,290
Net current-period other comprehensive income (loss)	3,238	-	3,238
Balance at September 30, 2014	$(5,621)	$277	$(5,344)

(1) Net of tax benefit of $1,257.
(2) Net of tax expense of $3,242.

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

Overview

We are one of the largest automotive retailers in the United States. As of September 30, 2014, we operated 120 franchises in 13 states (representing 25 different brands of cars and light trucks) and 18 collision repair centers. For management and operational reporting purposes, we group certain franchises together that share management and inventory (principally used vehicles) into “stores.” As of September 30, 2014, we operated 101 stores. As a result of the way we manage our business, we have a single operating segment for purposes of reporting financial condition and results of operations. Our dealerships provide comprehensive services including (1) sales of both new and used cars and light trucks; (2) sales of replacement parts, performance of vehicle maintenance, manufacturer warranty repairs, paint and collision repair services (collectively, “Fixed Operations”); and (3) arrangement of extended warranties, service contracts, financing, insurance and other aftermarket products (collectively, “F&I”) for our customers.

As we announced during the fourth quarter of 2013, we plan to augment our manufacturer-franchised dealership operations with stand-alone pre-owned specialty retail sales locations branded as EchoPark®. Our EchoPark® business will operate independently from the existing new and used dealership sales operations and introduce customers to an exciting shopping and buying experience. The first target market is planned for Denver, Colorado, and we expect sales operations to begin in the fourth quarter of 2014.

In the fourth quarter of 2013, we also announced our customer experience initiative known as “One Sonic-One Experience.” This initiative includes several new processes and proprietary technologies from inventory management and pricing tools to a fully developed “customer-centric” Customer Relationship Management (“CRM”) tool. The development of these processes and tools will allow us to better serve our customers across our entire platform of stores. Our goal is to allow our guests to control the buying process and move at their pace so that once the vehicle has been selected our team can use these processes and technologies to get our guests on the road in their new vehicle in less than an hour. During the third quarter of 2014, we began rolling out the One Sonic-One Experience initiative at one of our Toyota dealerships in Charlotte, North Carolina.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a detail of our new vehicle revenues by brand for the third quarter and nine-month periods ended September 30, 2014 and 2013:

	Percentage of New Vehicle Revenue		Percentage of New Vehicle Revenue
	Third Quarter Ended September 30,		Nine Months Ended September 30,
Brand	2014	2013	2014	2013

Luxury:
BMW	20.8%	18.0%	20.8%	19.1%
Mercedes	8.7%	8.3%	9.0%	8.2%
Lexus	5.6%	5.3%	5.1%	4.8%
Audi	5.0%	4.3%	4.9%	4.2%
Cadillac	4.1%	5.2%	4.4%	4.7%
Land Rover	2.5%	2.7%	2.7%	2.5%
Porsche	2.5%	2.1%	2.4%	2.1%
Mini	2.1%	2.5%	2.2%	2.6%
Acura	0.8%	0.9%	0.9%	0.8%
Volvo	0.8%	0.8%	0.8%	0.9%
Infiniti	0.7%	0.9%	0.7%	0.9%
Jaguar	0.7%	0.8%	0.7%	0.7%
Total Luxury	54.3%	51.8%	54.6%	51.5%
Mid-line Import:
Honda	16.0%	15.8%	15.4%	15.7%
Toyota	11.3%	10.6%	10.6%	10.4%
Volkswagen	2.3%	2.3%	2.0%	2.6%
Hyundai	1.6%	1.9%	1.7%	1.9%
Other (1)	1.2%	1.7%	1.6%	1.2%
Nissan	0.8%	1.1%	1.0%	1.1%
Total Mid-line Import	33.2%	33.4%	32.3%	32.9%
Domestic:
Ford	7.1%	8.9%	7.6%	8.9%
General Motors (2)	5.4%	5.9%	5.5%	6.7%
Total Domestic	12.5%	14.8%	13.1%	15.6%

Total	100.0%	100.0%	100.0%	100.0%

(1) Includes Kia, Scion and Subaru.
(2) Includes Buick, Chevrolet and GMC.

Results of Operations

Unless otherwise noted, all discussion of increases or decreases for the third quarter or nine-month periods ended September 30, 2014 are compared to the third quarter or nine-month periods ended September 30, 2013, as applicable. The following discussion of new vehicles, used vehicles, wholesale vehicles, Fixed Operations and F&I are on a same store basis, except where otherwise noted. All currently operating continuing operations stores are included within the same store group in the first full month following the first anniversary of the store’s opening or acquisition. During the second quarter of 2014, we adopted the provisions of ASU 2014-08. See Note 1, “Summary of Significant Accounting Policies,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a discussion of the effects of our adoption of this ASU.

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

	Third Quarter Ended September 30,			Nine Months Ended September 30,
(in millions of vehicles)	2014	2013	% Change	2014	2013	% Change
SAAR	16.7	15.6	7.1%	16.3	15.4	5.8%

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

Our reported new vehicle results (including fleet) are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,327,837	$1,261,270	$66,567	5.3%
Gross profit	$69,026	$72,408	$(3,382)	(4.7%)
Unit sales	36,774	35,538	1,236	3.5%
Revenue per unit	$36,108	$35,491	$617	1.7%
Gross profit per unit	$1,877	$2,037	$(160)	(7.9%)
Gross profit as a % of revenue	5.2%	5.7%	(50)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$3,773,234	$3,651,486	$121,748	3.3%
Gross profit	$209,892	$206,668	$3,224	1.6%
Unit sales	103,310	103,023	287	0.3%
Revenue per unit	$36,523	$35,443	$1,080	3.0%
Gross profit per unit	$2,032	$2,006	$26	1.3%
Gross profit as a % of revenue	5.6%	5.7%	(10)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our same store new vehicle results (including fleet) are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,310,138	$1,235,089	$75,049	6.1%
Gross profit	$67,766	$70,602	$(2,836)	(4.0%)
Unit sales	36,443	34,992	1,451	4.1%
Revenue per unit	$35,950	$35,296	$654	1.9%
Gross profit per unit	$1,860	$2,018	$(158)	(7.8%)
Gross profit as a % of revenue	5.2%	5.7%	(50)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$3,673,608	$3,586,365	$87,243	2.4%
Gross profit	$203,132	$202,181	$951	0.5%
Unit sales	101,392	101,663	(271)	(0.3%)
Revenue per unit	$36,232	$35,277	$955	2.7%
Gross profit per unit	$2,003	$1,989	$14	0.7%
Gross profit as a % of revenue	5.5%	5.6%	(10)	bps

During the third quarter and nine-month periods ended September 30, 2014, we continued to test our new car pricing model with True Price®. As we move toward our national One Sonic-One Experience launch (our new customer experience initiative), we believe we will become more aggressive in pricing as well as gain market share as customers benefit from the entire complement of our new shopping experience.

The increases in new vehicle revenue during the third quarter and nine-month periods ended September 30, 2014, were primarily driven by new vehicle price per unit increases of 1.9% and 2.7%, respectively. Also contributing to the increase in new vehicle revenue during the third quarter ended September 30, 2014 was a new unit sales volume increase of 4.1%. New unit sales volume was flat in the nine-month period ended September 30, 2014. Excluding fleet sales (which we began to scale back in 2014), our retail new revenue increased 8.5% and 4.4% for the third quarter and nine-month periods ended September 30, 2014, respectively, and retail new unit sales volume increased 7.2% and 2.3% during the third quarter and nine-month periods ended September 30, 2014, respectively. Our Audi, BMW, Toyota and Honda dealerships led our new retail unit sales volume growth with increases of 27.4%, 19.2%, 11.0% and 10.6%, respectively, in the third quarter ended September 30, 2014, and our Audi, Lexus and BMW dealerships led our new retail unit sales volume growth with increases of 22.7% 12.6% and 10.0%, respectively, in the nine-month period ended September 30, 2014.

Total new vehicle gross profit dollars decreased $2.8 million, or 4.0%, during the third quarter ended September 30, 2014 and remained flat in the nine-month period ended September 30, 2014. Our gross profit per new unit decrease of $158 per unit in the third quarter ended September 30, 2014 was driven primarily by our Honda, Ford and Volkswagen dealerships. During the nine-month period ended September 30, 2014, increases in gross profit per new unit at our Audi, Land Rover and Cadillac dealerships were offset partially by decreases at our Ford and Toyota dealerships.

Our luxury dealerships (which include Cadillac) experienced new vehicle revenue increases of 11.7% and 8.7% in the third quarter and nine-month periods ended September 30, 2014, respectively, primarily due to new unit sales volume increases of 8.9% and 6.5% in the third quarter and nine-month periods ended September 30, 2014, respectively. Luxury dealership new vehicle gross profit increased 1.6% and 5.7% during the third quarter and nine-month periods ended September 30, 2014, respectively, primarily due to new unit sales volume increases at our Audi, BMW and Mercedes dealerships. Luxury dealership new vehicle gross profit per unit decreased 6.7% during the third quarter ended September 30, 2014, driven primarily by our MINI, Lexus and Jaguar dealerships, and remained flat during the nine-month period ended September 30, 2014.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our mid-line import dealerships experienced a new vehicle revenue increase of 5.4% in the third quarter ended September 30, 2014, primarily due to a 7.4% increase in new unit volume during the same period, driven primarily by higher unit sales at our Toyota and Honda dealerships, which experienced a 11.4% and a 10.7% increase in new vehicle unit sales, respectively, in the third quarter ended September 30, 2014. New vehicle revenue from our mid-line import dealerships remained flat in the nine-month period ended September 30, 2014. Mid-line import gross profit decreased 16.2% and 6.7% in the third quarter and nine-month periods ended September 30, 2014, respectively, driven primarily by gross profit per new unit decreases at our Honda and Toyota dealerships.

Excluding fleet sales, our domestic dealerships experienced a new retail vehicle revenue increase of 6.0% in the third quarter ended September 30, 2014, driven by an increase unit sales volume of 4.1% during the same period. New retail vehicle revenue remained flat in the nine-month period ended September 30, 2014, driven by a new retail unit sales volume decrease of 3.1%, offset by an increase in price per unit of 3.5% during the same period. Our domestic dealerships experienced a new retail vehicle gross profit increase of 0.9% and a decrease of 4.5% for the third quarter and nine-month periods ended September 30, 2014, respectively. New retail vehicle gross profit per unit at our Ford dealerships decreased 13.2% and 10.1% during the third quarter and nine-month periods ended September 30, 21014, driving new vehicle gross profit decreases of 12.6% and 12.8% during the same period. Our General Motors dealerships (excluding Cadillac) experienced increases of 6.8% and 8.8% in new retail vehicle price per unit as well as increases in gross profit per unit of 9.6% and 9.7% during the third quarter and nine-month periods ended September 30, 2014, respectively, driving new vehicle gross profit increases of 19.1% and 6.1%, respectively, during the same period.

Including fleet sales, our domestic dealerships experienced new vehicle revenue decreases of 11.4% and 12.7% in the third quarter and nine-month periods ended September 30, 2014, respectively, driven by new unit sales volume decreases of 16.5% and 18.4% in the third quarter and nine-month periods ended September 30, 2014, respectively. These unit sales volume decreases were partially offset by price per unit increases of 6.1% and 7.0% in the third quarter and nine-month periods ended September 30, 2014, respectively. Domestic fleet unit sales volume decreased 67.4% and 54.2% in the third quarter and nine-month periods ended September 30, 2014, respectively, driving a fleet revenue decrease of 63.5% and 50.3% in the third quarter and nine-month periods ended September 30, 2014, respectively. The decreases in fleet revenue and unit sales are due to a reduced focus on fleet sales as a result of our operational decision to move away from the low margin fleet business.

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

Our reported used vehicle results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$583,570	$559,848	$23,722	4.2%
Gross profit	$41,245	$38,976	$2,269	5.8%
Unit sales	27,536	27,632	(96)	(0.3%)
Revenue per unit	$21,193	$20,261	$932	4.6%
Gross profit per unit	$1,498	$1,411	$87	6.2%
Gross profit as a % of revenue	7.1%	7.0%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$1,747,254	$1,625,006	$122,248	7.5%
Gross profit	$119,412	$114,615	$4,797	4.2%
Unit sales	83,707	80,700	3,007	3.7%
Revenue per unit	$20,873	$20,136	$737	3.7%
Gross profit per unit	$1,427	$1,420	$7	0.5%
Gross profit as a % of revenue	6.8%	7.1%	(30)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store used vehicle results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$569,226	$544,018	$25,208	4.6%
Gross profit	$40,617	$38,074	$2,543	6.7%
Unit sales	27,000	26,953	47	0.2%
Revenue per unit	$21,082	$20,184	$898	4.4%
Gross profit per unit	$1,504	$1,413	$91	6.4%
Gross profit as a % of revenue	7.1%	7.0%	10	bps

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$1,677,794	$1,580,336	$97,458	6.2%
Gross profit	$115,743	$111,673	$4,070	3.6%
Unit sales	80,928	78,785	2,143	2.7%
Revenue per unit	$20,732	$20,059	$673	3.4%
Gross profit per unit	$1,430	$1,417	$13	0.9%
Gross profit as a % of revenue	6.9%	7.1%	(20)	bps

In the third quarter and nine-month periods ended September 30, 2014, our used vehicle unit volume increased 0.2% and 2.7%, respectively. Gross profit per used unit for the third quarter and nine-month periods ended September 30, 2014, increased 6.4% and 0.9%, respectively, as a result of better control over the procurement, pricing and placement of used inventory through our centralized retail trade center. As we move toward our national One Sonic-One Experience launch and continue to test our used car pricing model with True Price®, we believe we will have the opportunity to experience gains in our used vehicle unit volume and used vehicle revenue levels.

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

Our reported wholesale vehicle results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$41,433	$42,731	$(1,298)	(3.0%)
Gross profit (loss)	$(1,086)	$(3,197)	$2,111	66.0%
Unit sales	7,916	7,641	275	3.6%
Revenue per unit	$5,234	$5,592	$(358)	(6.4%)
Gross profit (loss) per unit	$(137)	$(418)	$281	67.2%
Gross profit (loss) as a % of revenue	(2.6%)	(7.5%)	490	bps

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Reported:
Revenue	$127,797	$134,556	$(6,759)	(5.0%)
Gross profit (loss)	$(2,493)	$(6,343)	$3,850	60.7%
Unit sales	23,034	23,291	(257)	(1.1%)
Revenue per unit	$5,548	$5,777	$(229)	(4.0%)
Gross profit (loss) per unit	$(108)	$(272)	$164	60.3%
Gross profit (loss) as a % of revenue	(2.0%)	(4.7%)	270	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store wholesale vehicle results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$40,894	$42,141	$(1,247)	(3.0%)
Gross profit (loss)	$(1,043)	$(3,105)	$2,062	66.4%
Unit sales	7,829	7,545	284	3.8%
Revenue per unit	$5,223	$5,585	$(362)	(6.5%)
Gross profit (loss) per unit	$(133)	$(412)	$279	67.7%
Gross profit (loss) as a % of revenue	(2.6%)	(7.4%)	480	bps

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except units and per unit data)
Same Store:
Revenue	$123,962	$132,528	$(8,566)	(6.5%)
Gross profit (loss)	$(2,262)	$(6,019)	$3,757	62.4%
Unit sales	22,509	22,987	(478)	(2.1%)
Revenue per unit	$5,507	$5,765	$(258)	(4.5%)
Gross profit (loss) per unit	$(100)	$(262)	$162	61.8%
Gross profit (loss) as a % of revenue	(1.8%)	(4.5%)	270	bps

Wholesale vehicle revenue and unit sales volume fluctuations are typically a result of new and used retail vehicle unit volumes that generate additional trade-in vehicle volume that we are not always able to sell as retail used vehicles and choose to sell at auction. Wholesale gross profit for the third quarter and nine-month periods ended September 30, 2014, increased 66.4% and 62.4%, respectively. Wholesale vehicle revenue decreased in the third quarter and nine-month periods ended September 30, 2014 as a result of our focus on acquiring the right used inventory at our dealerships, pricing the vehicles effectively and turning our used inventory quickly.

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

Our reported Fixed Operations results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
Reported:	(In thousands)
Revenue
Customer pay	$141,458	$137,106	$4,352	3.2%
Warranty	48,431	45,405	3,026	6.7%
Wholesale parts	46,983	43,349	3,634	8.4%
Internal, sublet and other	88,868	83,740	5,128	6.1%
Total	$325,740	$309,600	$16,140	5.2%
Gross profit
Customer pay	$77,546	$75,203	$2,343	3.1%
Warranty	26,254	24,374	1,880	7.7%
Wholesale parts	8,122	7,881	241	3.1%
Internal, sublet and other	43,358	41,689	1,669	4.0%
Total	$155,280	$149,147	$6,133	4.1%
Gross profit as a % of revenue
Customer pay	54.8%	54.9%	(10)	bps
Warranty	54.2%	53.7%	50	bps
Wholesale parts	17.3%	18.2%	(90)	bps
Internal, sublet and other	48.8%	49.8%	(100)	bps
Total	47.7%	48.2%	(50)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
Reported:	(In thousands)
Revenue
Customer pay	$427,620	$407,252	$20,368	5.0%
Warranty	142,072	137,489	4,583	3.3%
Wholesale parts	142,071	124,870	17,201	13.8%
Internal, sublet and other	261,883	243,679	18,204	7.5%
Total	$973,646	$913,290	$60,356	6.6%
Gross profit
Customer pay	$235,151	$224,485	$10,666	4.8%
Warranty	77,163	74,657	2,506	3.4%
Wholesale parts	24,590	23,158	1,432	6.2%
Internal, sublet and other	130,381	122,206	8,175	6.7%
Total	$467,285	$444,506	$22,779	5.1%
Gross profit as a % of revenue
Customer pay	55.0%	55.1%	(10)	bps
Warranty	54.3%	54.3%	0	bps
Wholesale parts	17.3%	18.5%	(120)	bps
Internal, sublet and other	49.8%	50.2%	(40)	bps
Total	48.0%	48.7%	(70)	bps

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store Fixed Operations results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
Same Store:	(In thousands)
Revenue
Customer pay	$137,639	$133,451	$4,188	3.1%
Warranty	47,383	44,118	3,265	7.4%
Wholesale parts	45,945	42,649	3,296	7.7%
Internal, sublet and other	87,166	81,964	5,202	6.3%
Total	$318,133	$302,182	$15,951	5.3%
Gross profit
Customer pay	$75,546	$73,255	$2,291	3.1%
Warranty	25,766	23,660	2,106	8.9%
Wholesale parts	7,859	7,717	142	1.8%
Internal, sublet and other	42,411	40,498	1,913	4.7%
Total	$151,582	$145,130	$6,452	4.4%
Gross profit as a % of revenue
Customer pay	54.9%	54.9%	0	bps
Warranty	54.4%	53.6%	80	bps
Wholesale parts	17.1%	18.1%	(100)	bps
Internal, sublet and other	48.7%	49.4%	(70)	bps
Total	47.6%	48.0%	(40)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
Same Store:	(In thousands)
Revenue
Customer pay	$408,504	$398,444	$10,060	2.5%
Warranty	136,337	133,952	2,385	1.8%
Wholesale parts	137,461	123,360	14,101	11.4%
Internal, sublet and other	253,720	238,881	14,839	6.2%
Total	$936,022	$894,637	$41,385	4.6%
Gross profit
Customer pay	$225,232	$219,888	$5,344	2.4%
Warranty	74,190	73,048	1,142	1.6%
Wholesale parts	23,343	22,808	535	2.3%
Internal, sublet and other	125,740	119,252	6,488	5.4%
Total	$448,505	$434,996	$13,509	3.1%
Gross profit as a % of revenue
Customer pay	55.1%	55.2%	(10)	bps
Warranty	54.4%	54.5%	(10)	bps
Wholesale parts	17.0%	18.5%	(150)	bps
Internal, sublet and other	49.6%	49.9%	(30)	bps
Total	47.9%	48.6%	(70)	bps

During the third quarter ended September 30, 2014, our total Fixed Operations customer pay revenue increased 3.1%. During the nine-month period ended September 30, 2014, our total Fixed Operations customer pay revenue increased 2.5%, in spite of lost

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

days at our Texas, Southeast, and Mid-Atlantic stores due to winter storms during the first quarter ended March 31, 2014. Our warranty revenue increased during the third quarter and nine-month periods ended September 30, 2014, by 7.4% and 1.8%, respectively, driven primarily by our General Motors (including Cadillac) and Audi dealerships. Our wholesale parts revenue increased 7.7% and 11.4% during the third quarter and nine-month periods ended September 30, 2014, respectively, driven primarily by an increase in bulk wholesale parts sales at some of our large luxury stores in California. Internal, sublet and other revenue increased 6.3% and 6.2% for the third quarter and nine-month periods ended September 30, 2014, respectively, due in part to increased trade-in activity as a result of higher levels of retail unit sales volume.

Fixed Operations gross profit grew at a lower rate than the revenue increase as a result of changes in the mix of revenue between categories for the third quarter and nine-month periods ended September 30, 2014. Revenue growth in the lower-margin wholesale parts and internal, sublet and other categories outpaced that of the higher-margin customer pay and warranty categories for both the third quarter and nine-month periods ended September 30, 2014. From a rate and volume perspective, for the third quarter ended September 30, 2014, the increase in gross profit of approximately $6.5 million resulted from a $7.7 million increase as a result of higher Fixed Operations sales volume, offset partially by a $1.2 million decrease as a result of a 40 basis point decline in the gross margin rate. For the nine-month period ended September 30, 2014, the increase in gross profit of approximately $13.5 million resulted from a $20.1 million increase as a result of higher Fixed Operations sales volume, offset partially by a $6.6 million decrease as a result of a 70 basis point decline in the gross margin rate.

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

Our reported F&I results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$77,024	$68,747	$8,277	12.0%
Gross profit per retail unit (excludes fleet)	$1,207	$1,114	$93	8.3%

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Reported:
Revenue	$223,340	$203,461	$19,879	9.8%
Gross profit per retail unit (excludes fleet)	$1,208	$1,136	$72	6.3%

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our same store F&I results are as follows:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$76,386	$67,611	$8,775	13.0%
Gross profit per retail unit (excludes fleet)	$1,213	$1,118	$95	8.5%

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands, except per unit data)
Same Store:
Revenue	$218,160	$200,589	$17,571	8.8%
Gross profit per retail unit (excludes fleet)	$1,211	$1,141	$70	6.1%

F&I revenues and F&I gross profit per unit increased during the third quarter and nine-month periods ended September 30, 2014, primarily due to improved penetration rates on service contracts and aftermarket products as a result of increased visibility into performance drivers provided by our proprietary internal software applications. In addition, F&I revenues improved due to increases in total new and used retail (excluding fleet) unit volume of 4.1% and 2.5% for the third quarter and nine-month periods ended September 30, 2014, respectively.

Finance contract revenue increased 6.9% and 4.6% for the third quarter and nine-month periods ended September 30, 2014, respectively, compared to the prior year period, primarily due to increases in contract volume of 4.1% and 3.4%, respectively. The increase in finance contract revenue in the third quarter and nine-month periods ended September 30, 2014 was further driven by increases in gross profit per contract of 2.7% and 1.1%, respectively. Finance contract revenue may experience compression if manufacturers offer attractive financing rates from their captive finance affiliates because we tend to earn lower commissions under these programs.

Service contract revenue increased 12.5% and 11.4% in the third quarter and nine-month periods ended September 30, 2014, respectively. Total service contract volume increased 8.5% and 6.4% for the third quarter and nine-month periods ended September 30, 2014, respectively, driven by a service contract penetration rate increase of 130 basis points and 120 basis points for the third quarter and nine-month periods ended September 30, 2014, respectively. Gross profit per service contract increased 3.7% and 4.7% for the third quarter and nine-month periods ended September 30, 2014, respectively, also driving the increase in service contract revenue.

Other aftermarket contract revenue increased 18.3% and 14.1% in the third quarter and nine-month periods ended September 30, 2014, respectively. Other aftermarket contract volume increased 15.2% and 12.2% for third quarter and nine-month periods ended September 30, 2014, respectively, driven by other aftermarket contract penetration rate increases of 1,300 basis points and 1,170 basis points for the third quarter and nine-month periods ended September 30, 2014.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses are comprised of four major groups: compensation expense, advertising expense, rent expense and other expense. Compensation expense primarily relates to dealership personnel who are paid a commission or a salary plus commission and support personnel who are paid a fixed salary. Commissions paid to dealership personnel typically vary depending on gross profits realized. Due to the salary component for certain dealership and corporate personnel, gross profits and compensation expense do not change in direct proportion to one another. Advertising expense and other expense vary based on the level of actual or anticipated business activity and number of dealerships owned. Rent expense typically varies with the number of dealerships owned, investments made for facility improvements and interest rates. Although not completely correlated, we believe the best way to measure SG&A expenses are as a percentage of gross profit.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is information related to our reported SG&A expenses:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
SG&A expenses	(In thousands)

Compensation	$163,230	$151,683	$(11,547)	(7.6%)
Advertising	14,045	14,132	87	0.6%
Rent	18,145	18,901	756	4.0%
Other	74,724	69,848	(4,876)	(7.0%)
Total	$270,144	$254,564	$(15,580)	(6.1%)
SG&A expenses as a % of gross profit
Compensation	47.8%	46.5%	(130)	bps
Advertising	4.1%	4.3%	20	bps
Rent	5.3%	5.8%	50	bps
Other	21.9%	21.5%	(40)	bps
Total	79.1%	78.1%	(100)	bps

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
SG&A expenses	(In thousands)

Compensation	$483,493	$449,791	$(33,702)	(7.5%)
Advertising	42,027	41,282	(745)	(1.8%)
Rent	55,324	56,344	1,020	1.8%
Other	222,187	201,062	(21,125)	(10.5%)
Total	$803,031	$748,479	$(54,552)	(7.3%)
SG&A expenses as a % of gross profit
Compensation	47.5%	46.7%	(80)	bps
Advertising	4.1%	4.3%	20	bps
Rent	5.4%	5.9%	50	bps
Other	21.9%	20.8%	(110)	bps
Total	78.9%	77.7%	(120)	bps

Overall SG&A expenses increased in the third quarter and nine-month periods ended September 30, 2014, primarily due to increases in unit sales volume driving higher variable compensation costs and the other SG&A expenses discussed below. Overall SG&A expenses as a percentage of gross profit increased 100 and 120 basis points in the third quarter and nine-month periods ended September 30, 2014, respectively.

Included in total SG&A expenses are costs related to our recently announced stand-alone pre-owned initiative, EchoPark®, the implementation of One Sonic-One Experience and the centralization of certain accounting and business office functions. The combined effect of these strategic initiatives on total SG&A as a percentage of gross profit was an increase of 120 basis points and 80 basis points in the third quarter and nine month periods ended September 30, 2014, respectively, compared to the prior year periods. Excluding costs related to these initiatives, total SG&A as a percentage of gross profit would have decreased 20 basis points for the third quarter ended September 30, 2014 and increased 40 basis points for the nine month period ended September 30, 2014, compared to the prior year periods. Compensation costs as a percentage of gross profit increased 130 and 80 basis points in the third quarter and nine-month periods ended September 30, 2014, respectively, primarily due to variable compensation costs, medical insurance claims and increased headcount related to demand from higher Fixed Operations activity levels and EchoPark® staffing.

In the third quarter and nine-month periods ended September 30, 2014 total advertising expense decreased as a percentage of gross profit due to higher levels of gross profit and a focus on specific targeted advertising spend.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rent expense as a percentage of gross profit decreased 50 basis points in both the third quarter and nine-month periods ended September 30, 2014, primarily due to higher gross profit levels and the purchase of properties that were previously leased.

Other SG&A expenses increased in dollar amount and as a percentage of gross profit during the third quarter and nine-month periods ended September 30, 2014, primarily due to outside contractor and IT expenses related to EchoPark® and One Sonic-One Experience, higher customer delivery costs and legal fees. Included in other SG&A expenses for the third quarter and nine month periods ended September 30, 2014, is approximately $2.0 million and $3.0 million, respectively, of storm-related physical damage offset by gain on sale of dealerships of approximately $3.2 million and $10.5 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $0.5 million, or 3.6%, and $4.0 million, or 10.3%, during the third quarter and nine-month periods ended September 30, 2014, respectively. The increase is primarily related to completed construction projects that were placed in service subsequent to September 30, 2013 and the purchase of dealership properties that were previously leased.

Interest Expense, Floor Plan

Interest expense, floor plan for new vehicles incurred by continuing operations decreased approximately $0.8 million, or 16.1%, and $1.7 million, or 11.3%, in the third quarter and nine-month periods ended September 30, 2014, respectively. The average new vehicle floor plan notes payable balance for continuing operations increased approximately $30.6 million and $69.7 million in the third quarter and nine-month periods ended September 30, 2014, respectively, resulting in an increase in new vehicle floor plan interest expense of approximately $0.1 million and $1.0 million for the same periods. The average new vehicle floor plan interest rate incurred by continuing dealerships was 1.50% and 1.58% in the third quarter and nine-month periods ended September 30, 2014, respectively, compared to 1.84% and 1.90% in the third quarter and nine-month periods ended September 30, 2013, respectively, which resulted in a decrease in interest expense of approximately $0.9 million and $2.7 million during the third quarter and nine-month periods ended September 30, 2014, respectively, offsetting the increases due to higher average floor plan notes payable balances discussed above.

Interest expense, floor plan for used vehicles incurred by continuing operations decreased approximately $0.3 million, or 49.9%, and $0.7 million, or 43.4%, in the third quarter and nine-month periods ended September 30, 2014, respectively. The average used vehicle floor plan notes payable balance for continuing operations decreased approximately $11.8 million and $11.0 million in the third quarter and nine-month periods ended September 30, 2014, respectively, resulting in a decrease in used vehicle floor plan interest expense of approximately $0.1 million and $0.2 million for the same periods. The average used vehicle floor plan interest rate incurred by continuing dealerships was 1.74% in the third quarter ended September 30, 2014, compared to 2.91% in the third quarter ended September 30, 2013, which resulted in a decrease in interest expense of approximately $0.2 million, further contributing to the decrease due to the lower average floor plan notes payable balance discussed above. The average used vehicle floor plan interest rate incurred by continuing dealerships was 1.84% in the nine-month period ended September 30, 2014, compared 2.76% in the nine-month period ended September 30, 2013, which resulted in a decrease in interest expense of approximately $0.5 million during the nine-month period ended September 30, 3014.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Other, Net

Interest expense, other, net, includes both cash and non-cash interest charges, and is summarized in the schedule below:

	Third Quarter Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)

Stated/coupon interest	$10,383	$10,290	$(93)	(0.9%)
Discount/premium amortization	36	33	(3)	(9.1%)
Deferred loan cost amortization	645	674	29	4.3%
Cash flow swap interest	2,148	2,923	775	26.5%
Capitalized interest	(502)	(562)	(60)	(10.7%)
Other interest	183	195	12	6.2%
Total	$12,893	$13,553	$660	4.9%

	Nine Months Ended September 30,		Better / (Worse)
	2014	2013	Change	% Change
	(In thousands)

Stated/coupon interest	$31,094	$33,105	$2,011	6.1%
Discount/premium amortization	105	163	58	35.6%
Deferred loan cost amortization	2,059	2,028	(31)	(1.5%)
Cash flow swap interest	7,865	8,087	222	2.7%
Capitalized interest	(1,073)	(1,677)	(604)	(36.0%)
Other interest	526	596	70	11.7%
Total	$40,576	$42,302	$1,726	4.1%

Interest expense, other, net, decreased approximately $0.7 million during the third quarter ended September 30, 2014, primarily due to a decrease in cash flow swap interest payments due to the expiration of two interest rate swaps during the third quarter ended September 30, 2014. Interest expense, other, net, decreased approximately $1.7 million during the nine months ended September 30, 2014, primarily due to a decrease in coupon interest related to the net impact of the issuance of the 5.0% Notes and the extinguishment of the 9.0% Senior Subordinated Notes due 2018 (the “9.0% Notes”) in May 2013, offset partially by lower amounts of capitalized interest. Included in stated/coupon interest in the nine-month period ended September 30, 2013 is approximately $0.8 million of double-carry interest while both the 5.0% Notes and 9.0% Notes were outstanding in May 2013.

Other Income (Expense), Net

Other income expense, net, decreased approximately $28.2 million during the nine-month period ended September 30, 2014, primarily due to a charge of approximately $28.2 million related to the extinguishment of the 9.0% Notes in the second quarter of 2013.

Income Taxes

The overall effective tax rate from continuing operations was 38.0% and 38.7% for the third quarter and nine-month periods ended September 30, 2014, respectively, and was 36.3% and 37.8% for the third quarter and nine-month periods ended September 30, 2013, respectively. The effective rate for the third quarter and nine-month periods ended September 30, 2014 was higher than the prior year periods as a result of the favorable resolution of previously outstanding tax matters in the prior year periods. We expect the effective tax rate for continuing operations in future quarterly periods to fall within a range of 38.0% to 40.0%.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

Significant components of results from discontinued operations were as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Income (loss) from operations	$(900)	$(1,389)	$(1,670)	$(22)
Gain (loss) on disposal	148	(57)	201	(435)
Lease exit accrual adjustments and charges	1,006	(611)	631	(1,977)
Pre-tax income (loss)	$254	$(2,057)	$(838)	$(2,434)

Total revenues	$-	$-	$-	$-

During the third quarter ended September 30, 2014, we recognized a $1.4 million favorable lease exit accrual adjustment related to the extension of a sublease at a vacated dealership facility. During the third quarter ended September 30, 2013, we recognized a $1.4 million gain from business interruption insurance proceeds related to a dealership that was sold in 2012. See the discussion of our adoption of ASU 2014-08 in Note 1, “Summary of Significant Accounting Policies,” to the accompanying Unaudited Condensed Consolidated Financial Statements. We do not expect significant activity classified as discontinued operations in the future due to the change in the definition of a discontinued operation. The results of operations for those dealerships and franchises that were classified as discontinued operations as of March 31, 2014 will continue to be reported within discontinued operations in the future.

Liquidity and Capital Resources

We require cash to fund debt service, operating lease obligations, working capital requirements, facility improvements and other capital improvements, dividends on our Common Stock and to finance acquisitions and otherwise invest in our business. We rely on cash flows from operations, borrowings under our revolving credit and floor plan borrowing arrangements, real estate mortgage financing, asset sales and offerings of debt and equity securities to meet these requirements. We closely monitor our available liquidity and projected future operating results in order to remain in compliance with restrictive covenants under our 2014 Credit Facilities and other debt obligations and lease arrangements. However, our liquidity could be negatively affected if we fail to comply with the financial covenants in our existing debt or lease arrangements. Cash flows provided by our dealerships are derived from various sources. The primary sources include individual consumers, automobile manufacturers, automobile manufacturers’ captive finance subsidiaries and finance companies. Disruptions in these cash flows can have a material and adverse impact on our operations and overall liquidity.

Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service our obligations depends to a substantial degree on the cash generated from the operations of these dealership subsidiaries.

We had the following liquidity resources available as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)

Cash and cash equivalents	$1,664	$3,016
Availability under our revolving credit facility	105,177	125,959
Availability under our used floor plan facilities	46,657	27,127
Floor plan deposit balance	107,500	65,000
Total available liquidity resources	$260,998	$221,102

We participate in a program with two of our manufacturer-affiliated finance companies (the floor plan deposit balance in the table above) wherein we maintain a deposit balance with the lender that earns interest based on the lowest interest rate charged on new vehicle floor plan balances held with the lender. This deposit balance is not designated as a pre-payment of notes payable – floor plan, nor is it our intent to use this amount to offset principal amounts owed under notes payable – floor plan in the future, although we have

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the right and ability to do so. The deposit balance of $107.5 million and $65.0 million as of September 30, 2014 and December 31, 2013, respectively, is classified in other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Changes in this deposit balance are classified as changes in other assets in the cash flows from operating activities section of the accompanying Unaudited Condensed Consolidated Statements of Cash Flows. The interest rebate as a result of this deposit balance is classified as a reduction of interest expense, floor plan, in the accompanying Unaudited Condensed Consolidated Statements of Income. In the third quarter and nine-month periods ended September 30, 2014, the reduction in interest expense, floor plan, was approximately $0.6 million and $1.5 million, respectively. In the third quarter and nine-month periods ended September 30, 2013, the reduction in interest expense, floor plan, was approximately $0.1 million and $0.6 million, respectively.

Floor Plan Facilities

We finance our new and certain of our used vehicle inventory through standardized floor plan facilities with manufacturer captive finance companies and a syndicate of manufacturer-affiliated finance companies and commercial banks. These floor plan facilities are due on demand and bear interest at variable rates based on either LIBOR or the prime rate. The weighted average interest rate for our new and used floor plan facilities for continuing operations was 1.52% and 1.59% in the third quarter and nine-month periods ended September 30, 2014, and 1.91% and 1.95% in the third quarter and nine-month periods ended September 30, 2013, respectively.

We receive floor plan assistance from certain manufacturers. Floor plan assistance received is capitalized in inventory and charged against cost of sales when the associated inventory is sold. We received approximately $10.3 million and $29.3 million of floor plan assistance in the third quarter and nine-month periods ended September 30, 2014, respectively, and $9.6 million and $27.3 million in the third quarter and nine-month periods ended September 30, 2013, respectively. We recognized manufacturer floor plan assistance in cost of sales for continuing operations of approximately $9.9 million and $28.4 million in the third quarter and nine-month periods ended September 30, 2014, respectively, and $9.8 million and $27.6 million in the third quarter and nine-month periods ended September 30, 2013, respectively. Interest payments under each of our floor plan facilities are due monthly and we are not required to make principal repayments prior to the sale of the vehicles.

Long-Term Debt and Credit Facilities

See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for discussion of our long-term debt and credit facilities and compliance with debt covenants.

Dealership Acquisitions and Dispositions

We acquired one mid-line import franchise and one luxury franchise during the nine-month period ended September 30, 2014 for a combined aggregate purchase price of approximately $15.3 million and disposed of five franchises which generated net cash from disposition of approximately $30.1 million. See Note 2, “Business Acquisitions and Dispositions,” to the accompanying Unaudited Condensed Consolidated Financial Statements for further discussion.

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

Capital expenditures in the third quarter and nine-month periods ended September 30, 2014 were approximately $41.3 million and $89.9 million, respectively. Of this amount, approximately $22.8 million and $42.6 million was related to facility construction projects in the third quarter and nine-month periods ended September 30, 2014, respectively. Real estate acquisitions accounted for approximately $9.0 million and $18.7 million of capital expenditures in the projects in the third quarter and nine-month periods ended September 30, 2014, and fixed assets utilized in our dealership operations accounted for the remaining $9.5 million and $28.6 million for the third quarter and nine-month periods ended September 30, 2014, respectively.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the capital expenditures in the third quarter and nine-month periods ended September 30, 2014, were funded through cash from operations and use of our credit facilities. In the nine-month period ended September 30, 2014, we issued mortgages totaling approximately $40.4 million on real estate purchased in periods prior to December 31, 2013. As of September 30, 2014, commitments for facilities construction projects totaled approximately $48.4 million. We expect investments related to capital expenditures to be partly dependent upon our overall liquidity position and the availability of mortgage financing to fund significant capital projects.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our Class A Common Stock. Historically, we have used our share repurchase authorization to offset dilution caused by the exercise of stock options or the vesting of equity compensation awards and to maintain our desired capital structure. During the third quarter and nine-month periods ended September 30, 2014, we repurchased approximately 1.2 million shares and 1.7 million shares, respectively, of our Class A Common Stock for approximately $28.4 million and $39.5 million, respectively, in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. During the third quarter and nine-month periods ended September 30, 2013, we repurchased approximately 0.1 million shares and 0.6 million shares, respectively, of our Class A Common Stock, for approximately $0.3 million and $14.5 million, respectively, in open-market transactions and in connection with tax withholdings on the vesting of equity compensation awards. As of September 30, 2014, our total remaining repurchase authorization was approximately $93.0 million. Under our 2014 Credit Facilities, share repurchases are permitted to the extent that no event of default exists and we have the pro forma liquidity amount required by the repurchase test (as defined in the 2014 Credit Facilities) and the result of such test has been accepted by the administrative agent.

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

Dividends

During the third quarter ended September 30, 2014, our Board of Directors approved a cash dividend of $0.025 per share on all outstanding shares of Class A and Class B Common Stock as of September 15, 2014 to be paid on October 15, 2014. Subsequent to September 30, 2014, our Board of Directors approved a cash dividend on all outstanding shares of Class A and Class B Common Stock of $0.025 per share for stockholders of record on December 15, 2014 to be paid on January 15, 2015. Under our 2014 Credit Facilities, dividends are permitted to the extent that no event of default exists and we are in compliance with the financial covenants, including pro forma liquidity requirements, contained therein. The indentures governing our outstanding 5.0% Notes and 7.0% Notes contain restrictions on our ability to pay dividends. There is no guarantee that additional dividends will be declared and paid at any time in the future. See Note 6, “Long-Term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements for a description of restrictions on the payment of dividends.

Cash Flows

In the nine-month period ended September 30, 2014, net cash provided by operating activities was approximately $155.5 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables and inventories, offset partially by increases in other assets and decreases in notes payable – floor plan – trade. In the nine-month period ended September 30, 2013, net cash provided by operating activities was approximately $180.6 million. This provision of cash was comprised primarily of cash inflows related to operating profits and decreases in receivables, offset partially by increases in inventories and decreases in trade accounts payable and other liabilities.

Net cash used in investing activities in the nine-month period ended September 30, 2014 was approximately $47.0 million. This use of cash was primarily comprised of purchases of land, property and equipment and the acquisition of two franchise operations, offset partially by proceeds from sales of dealerships. Net cash used in investing activities in the nine-month period ended September 30, 2013 was approximately $214.5 million. This use of cash was primarily comprised of the acquisition of two franchise operations and purchases of land, property and equipment, including the purchase of dealership facilities that were previously leased.

Net cash used in financing activities in the nine-month period ended September 30, 2014 was approximately $109.9 million. This use of cash was primarily related to a decrease in notes payable – floor plan – non-trade and purchases of treasury stock, offset partially by proceeds from issuance of mortgage-related long-term debt. Net cash provided by financing activities in the nine-month period ended September 30, 2013 was approximately $39.5 million. This provision of cash was primarily related to proceeds from

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

issuance of long-term debt, offset partially by repurchase of debt securities, principal payments on long-term debt, purchases of treasury stock and repayments of notes payable floor plan – non-trade.

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

Due to the presentation differences for changes in trade floor plan and non-trade floor plan in the Unaudited Condensed Consolidated Statements of Cash Flows, decisions made by us to move dealership floor plan financing arrangements from one finance source to another may cause significant variations in operating and financing cash flows without affecting our overall liquidity, working capital or cash flow. Net cash used in combined trade and non-trade floor plan financing was approximately $151.7 million and $40.7 million in the nine-month periods ended September 30, 2014 and 2013, respectively. Accordingly, if all changes in floor plan notes payable were classified as an operating activity, the result would have been net cash provided by operating activities of approximately $54.2 million and $142.8 million in the nine-month periods ended September 30, 2014 and 2013, respectively.

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

Future Liquidity Outlook

We believe our best source of liquidity for operations and debt service remains cash flows generated from operations combined with our availability of borrowings under the 2014 Credit Facilities (or any replacements thereof), real estate mortgage financing, selected dealership and other asset sales and our ability to raise funds in the capital markets through offerings of debt or equity securities. Because the majority of our consolidated assets are held by our dealership subsidiaries, the majority of our cash flows from operations are generated by these subsidiaries. As a result, our cash flows and ability to service debt depends to a substantial degree on the results of operations of these subsidiaries and their ability to provide us with cash. We expect to generate sufficient cash flow to fund our debt service, working capital requirements and operating requirements for the next twelve months and for the foreseeable future.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our variable rate floor plan facilities, 2014 Revolving Credit Facility borrowings and other variable rate notes expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable instruments after considering the effect of our interest rate swaps (see below) was approximately $900.2 million at September 30, 2014. A change of 100 basis points in the underlying interest rate would have caused a change in interest expense of approximately $6.6 million in the nine-month period ended September 30, 2014. Of the total change in interest expense, approximately $6.0 million would have resulted from the floor plan facilities.

In addition to our variable rate debt, certain of our dealership lease facilities have monthly lease payments that fluctuate based on LIBOR interest rates. An increase in interest rates of 100 basis points would not have had a significant impact on rent expense in the third quarter and nine-month periods ended September 30, 2014 due to the leases containing LIBOR floors which were above the LIBOR rate during the third quarter and nine-month periods ended September 30, 2014.

We also have various cash flow swaps to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. Under the terms of these cash flow swaps, interest rates reset monthly. The fair value of these swap positions at September 30, 2014 was a net liability of approximately $10.6 million, with $9.3 million included in other accrued liabilities and $3.3 million included in other long-term liabilities, offset partially by an asset of approximately $2.0 million included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of these cash flow swaps, Sonic will receive and pay interest based on the following:

Notional Amount		Pay Rate	Receive Rate (1)	Maturing Date
(In millions)
$2.8		7.100%	one-month LIBOR + 1.50%	July 10, 2017
$8.8		4.655%	one-month LIBOR	December 10, 2017
$7.5	(2)	6.860%	one-month LIBOR + 1.25%	August 1, 2017
$100.0		3.280%	one-month LIBOR	July 1, 2015
$100.0		3.300%	one-month LIBOR	July 1, 2015
$6.4	(2)	6.410%	one-month LIBOR + 1.25%	September 12, 2017
$50.0		3.240%	one-month LIBOR	July 1, 2015
$50.0		3.070%	one-month LIBOR	July 1, 2015
$100.0	(3)	2.065%	one-month LIBOR	June 30, 2017
$100.0	(3)	2.015%	one-month LIBOR	June 30, 2017
$200.0	(3)	0.788%	one-month LIBOR	July 1, 2016
$50.0	(4)	1.320%	one-month LIBOR	July 1, 2017
$250.0	(5)	1.887%	one-month LIBOR	June 30, 2018
$25.0	(4)	2.080%	one-month LIBOR	July 1, 2017
$100.0	(3)	1.560%	one-month LIBOR	July 1, 2017

(1) The one-month LIBOR rate was 0.153% at September 30, 2014.
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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 4: Controls and Procedures.

Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting – There has been no change in our internal control over financial reporting during the third quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about the shares of Class A Common Stock we repurchased during the third quarter ended September 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)

July 2014	250	$24.72	250	$115,198
August 2014	487	24.30	487	103,364
September 2014	433	23.94	433	92,997
Total	1,170	$24.26	1,170	$92,997

(1) All shares repurchased were part of publicly announced share repurchase programs.
(2) Our active publicly announced Class A common stock repurchase authorization plans and current remaining availability are as follows:

				(In thousands)
February 2013 authorization				$100,000
Total active plan repurchases prior to September 30, 2014				(7,003)
Current remaining availability as of September 30, 2014				$92,997

See Note 6, “Long-term Debt,” to the accompanying Unaudited Condensed Consolidated Financial Statements and Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of restrictions on share repurchases and payment of dividends.

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

Item 6: Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Director Compensation Policy (incorporated by reference to Exhibit 10.1 to Sonic’s Current Report on Form 8-K filed October 15, 2014). (1)

10.2

Third Amended and Restated Credit Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as an L/C Issuer.

10.3	Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Third Amended and Restated Credit Agreement.

10.4

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders.

10.5

Third Amended and Restated Securities Pledge Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders.

10.6

Third Amended and Restated Escrow and Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders.

10.7

Third Amended and Restated Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders.

10.8

Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated July 23, 2014, among Sonic Automotive, Inc.; the subsidiaries of Sonic named therein; each lender a party thereto; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A. as Revolving Administrative Agent.

10.9

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic named therein, as borrowers, in favor of each of the lenders to the Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement.

10.10	Second Amended and Restated Company Guaranty Agreement, dated July 23, 2014, by Sonic Automotive, Inc. to Bank of America, N.A., as Administrative Agent for the lenders.

10.11

Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders.

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

•	our business and growth strategies, including references to our EchoPark® initiative and One Sonic-One Experience initiative;
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

SONIC AUTOMOTIVE, INC.

Date: October 23, 2014	By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: October 23, 2014	By:	/s/ HEATH R. BYRD
Heath R. Byrd
Executive Vice President and Chief Financial Officer

SONIC AUTOMOTIVE, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	Director Compensation Policy (incorporated by reference to Exhibit 10.1 to Sonic’s Current Report on Form 8-K filed October 15, 2014). (1)

10.2

Third Amended and Restated Credit Agreement, dated as of July 23, 2014, among Sonic Automotive, Inc.; each lender a party thereto; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; and Wells Fargo Bank, National Association, as an L/C Issuer.

10.3	Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc., as borrower, in favor of each of the lenders to the Third Amended and Restated Credit Agreement.

10.4

Third Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders.

10.5

Third Amended and Restated Securities Pledge Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders.

10.6

Third Amended and Restated Escrow and Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders.

10.7

Third Amended and Restated Security Agreement, dated as of July 23, 2014, by Sonic Automotive, Inc., the subsidiaries of Sonic named therein and Bank of America, N.A., as Administrative Agent for the lenders.

10.8

Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement, dated July 23, 2014, among Sonic Automotive, Inc.; the subsidiaries of Sonic named therein; each lender a party thereto; Bank of America, N.A., as Administrative Agent, New Vehicle Swing Line Lender and Used Vehicle Swing Line Lender; and Bank of America, N.A. as Revolving Administrative Agent.

10.9

Form of Promissory Note, dated July 23, 2014, executed by Sonic Automotive, Inc. and the subsidiaries of Sonic named therein, as borrowers, in favor of each of the lenders to the Second Amended and Restated Syndicated New and Used Vehicle Floorplan Credit Agreement.

10.10	Second Amended and Restated Company Guaranty Agreement, dated July 23, 2014, by Sonic Automotive, Inc. to Bank of America, N.A., as Administrative Agent for the lenders.

10.11

Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 23, 2014, by the subsidiaries of Sonic named therein, as Guarantors, to Bank of America, N.A., as Administrative Agent for the lenders.

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